Form 10-K
period 1993-12-31
CERIDIAN CORP
filed 1994-03-10
CIK 109758

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
                For the fiscal year ended December 31, 1993

                       Commission File Number 1-1969

                           CERIDIAN CORPORATION

          (Exact name of Registrant as specified in its charter)

                     Delaware                      52-0278528
     (State or other jurisdiction of         (I.R.S. Employer
Identification No.)
     incorporation or organization)

                          8100 34th Avenue South
                       Minneapolis, Minnesota 55425
                 (Address of principal executive offices)
                      Telephone No.:  (612) 853-8100


        Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class:                    Name of each exchange on which
registered:
Common Stock, par value $.50 .........  New York Stock Exchange, Inc.; The
Chicago
                                        Stock Exchange; and Pacific Stock
Exchange
Depositary Shares, each representing a  One One-Hundredth
Interest in a Share of 5/% Cumulative Convertible
Exchangeable Preferred Stock, Par Value $100      New York Stock Exchange,
Inc.
5/% Cumulative Convertible
Exchangeable Preferred Stock, Par Value $100      None
5/% Convertible Subordinated Debentures Due 2008       None

Has the Registrant (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2)
been subject to such filing requirements for the past 90 days.    Yes   X
No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1994 was $997,500,000.

The shares of Common Stock outstanding as of February 28, 1994 were 44,334,657.
                    DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 1993 Annual Report to Stockholders of Registrant: Parts I & II Portions of the Proxy Statement for Annual Meeting of Stockholders, May 11, 1994: Parts III and IV

                              CERIDIAN CORPORATION
                                     PART I

Item 1.  Business.

     Ceridian Corporation ("Ceridian" or the "Company"), known as Control Data Corporation until June 1992, has been significantly reshaped through divesting or discontinuing various business units and by narrowing and reorienting the focus of certain of its continuing operations. As a result of these reshaping efforts, the Company is comprised of two business segments, Information Services and Defense Electronics, and operates with approximately one-fourth the revenue, assets and employees employed five years ago.

Information Services Segment

     The Information Services segment provides technology-based services on a repetitive or subscription basis and consists of Ceridian Employer Services ("Employer Services") and The Arbitron Company ("Arbitron"), and two other services businesses that are not material to the Company's operations. The Information Services businesses collect, manage and analyze data on behalf of customers, and report information resulting from that process to customers. The products and services provided by the Information Service businesses address specified information management needs of other businesses to enable them to operate more efficiently and effectively. The technology-based products and services of the Information Services businesses are typically provided through long-term customer relationships that result in a high level of recurring revenue.
Information regarding Information Services' revenue, operating profit or loss and identifiable assets for the years 1991-1993 is in Note G, "Segment Data," on page 44 of the Company's 1993 Annual Report to Stockholders, which is incorporated herein by reference.

     Employer Services. Employer Services offers a broad range of services designed to help employers manage their work forces more effectively, including payroll processing, payroll tax filing, human resource information services and employee assistance programs. Employer Services' revenue for the years 1991, 1992 and 1993 was $191.3 million, $209.9 million and $232.6 million, respectively.

     Markets. The employer services market covers a comprehensive range of information management and employer/employee assistance services, including payroll and payroll-related services, human resource information services and benefit plan management services. The market for these services is expected to continue to grow as companies continue to outsource administrative services. The factors driving this movement toward outsourcing include the increasing scope and complexity of legislation regulating businesses and their employees, the rising costs of providing payroll and other employer services in-house and the introduction of new types of employer services.

     Traditionally, the employer services market consisted of payroll processing, payroll tax filing and other services that were transaction-based, generally routinized and technology-oriented. These types of services continue to account for a significant portion of the employer services market and demand for these services continues to grow. In 1992, the payroll services market alone was estimated at $2.75 billion, which excludes the sizeable portion of the overall payroll market that was supported in-house rather than outsourced through third party providers.

     The employer services market is expanding into other value-added services that address other aspects of the employment relationship, such as human resource administration, benefits administration, compensation, staffing, training development and employee relations. Many employers seek to combine records for payroll and these value-added services to create a single database of employee information for on-line inquiry, updating and reporting in areas important to human resource administration and management. Employer Services believes that the ability to provide a number of these other services and to integrate payroll and human resource information databases can be an important factor in customer retention because it provides customers with a stronger connection to their payroll service provider and offers a means to distinguish its service from others provided in the market. Accordingly, it is increasingly important for companies in the employer services market, particularly for those targeting medium and large employers, to offer a wide range of services that are designed to address a broad spectrum of employer services needs.

     The Company segments the employer services market by classifying employers into three categories: small (fewer than 100 employees), medium (100 to 5,000 employees) and large (over 5,000 employees). Small employers in the payroll services market are relatively price sensitive, tend to focus more narrowly on payroll services and payroll tax filing and have low costs in switching from one provider to another. Medium and large employers generally require more complex, customized payroll services, have a greater need for additional services and integrated databases and have higher costs in switching from one provider to another.

     Services. A substantial portion of Employer Services' revenue is attributable to payroll processing and payroll tax filing services. During 1993, these services accounted for over 80% of Employer Services' total revenue. Payroll processing consists primarily of preparing and furnishing employee payroll checks, direct deposit advices and supporting journals, summaries and other reports. Payroll tax filing services consist primarily of processing federal, state and local withholding taxes on behalf of employers and remitting such taxes to the appropriate taxing authorities. These payroll-related services are typically priced on a fee-per-item-processed basis, and quarterly revenue consequently fluctuates with the volume of items processed. Employer Services also derives a portion of its payroll tax filing revenue from interest income it receives on tax filing deposits temporarily held pending remittance on behalf of customers to taxing authorities. As a result, quarterly revenue and profitability will vary as a result of changes in interest rates and in the amount of tax filing deposits held by Employer Services. The effect of interest rate changes on Employer Services' revenue from interest received on tax filing balances has been lessened somewhat during 1993 as the result of intermediate-term interest rate swap agreements entered into by the Company with respect to a portion of the tax filing balances. These agreements effectively convert the interest earned on such portion of the tax filing balances from a floating rate to a fixed rate basis. Nevertheless, because the volume of payroll items processed increases in the first and fourth quarters of each year in connection with employers' year-end reporting requirements, and because the amount of tax filing deposits also tends to be greater in the first quarter, Employer Services' revenue and profitability tend to be greater in those quarters.

     Payroll processing is currently conducted by Employer Services at its district offices located throughout the United States, all of which are linked in a nationwide network. Employer Services' payroll processing system operates on proprietary software developed by Employer Services, which is continuously updated to accommodate regulatory changes affecting payroll accounting. Employer Services' payroll system allows customers to input their own payroll data via personal computers, transmit the data on-line to Employer Services for processing, retrieve reports and data files from Employer Services and print reports and, in certain instances, payroll checks or direct deposit advices on site. Customers can also input payroll data by telephone or batch transmittal, with payroll checks and related reports prepared by Employer Services at one of its district processing centers. Employer Services' payroll system also interfaces with both customer and third-party transaction processing systems to facilitate services such as direct deposit of payroll checks. Through its Minidata Services, Inc. subsidiary ("Minidata"), the Company provides payroll services to customers in the mid-Atlantic states with fewer than 100 employees.

     Employer Services' human resource information service provides application software to customers that enables them to combine their payroll and human resource information databases. This enables the customer to create a single database of employee information for on-line inquiry, updating and reporting in areas important to human resource administration and management.

     Employer Services' employee assistance service provides confidential, around-the-clock assessment and referral services to customers' employees to help them address legal and financial problems, substance abuse, childcare, eldercare and other personal problems. Employer Services maintains a network of professional counselors who are available to work with employees to solve problems and to provide referrals to specialists if such referrals are warranted by the circumstances.

     Sales and Marketing. Employer Services markets its services through a direct sales force operating through more than 35 district offices. As of December 31, 1993, Employer Services had approximately 380 salespeople compared to approximately 300 salespeople as of December 31, 1992.
Employer Services also has established marketing relationships with banks and accounting firms, pursuant to which Employer Services offers its services to the business clients of these entities.

     Employer Services markets its services by identifying customers that use or are contemplating using a third party service provider. Although Employer Services' most significant source of customer leads are referrals from existing customers and from the numerous banks and accounting firms with which it has relationships, it also identifies potential customers through newspaper articles, periodicals, trade publications and, to a limited extent, direct mailings. As of January 31, 1994, Employer Services had approximately 27,500 contracts with approximately 20,000 different customers from a wide range of industries and markets.

     Strategy. Employer Services' strategy is to improve its operating margins and revenue growth by:

     Investing in Technology. Employer Services believes that improved technology and greater automation will allow it to deliver its services more cost-effectively, provide it with greater operational and product flexibility, and result in more user-friendly processes, documents and reports. Because Employer Services' existing payroll processing and payroll tax filing processes incorporate older technology, these processes require a significant amount of manual processing of information and are relatively labor intensive to install, maintain and customize.

     In the second quarter of 1993, Employer Services began a multi-year project to redesign its payroll processing system software to provide a system that will be more highly automated, easier and less costly to install and maintain and will provide greater flexibility to customers in terms of product and service options. The Company is capitalizing the cost of this software development effort, and expects to begin amortization of the costs as certain developmental milestones are achieved beginning in 1994.

     To address Employer Services' needs with respect to its payroll tax filing system, in October 1993 the Company acquired Systems Tax Service, Inc. ("STS"), a California-based payroll tax filing processor with a highly automated tax filing system. All of Employer Services' 1994 payroll tax filing processing will be conducted on STS' more highly automated payroll tax filing system, and Employer Services' tax filing processing operations in Baltimore will be discontinued when 1993 processing is completed.

     Other recent actions to improve Employer Services' technology and automation have included the December 1992 acquisition of the software applications division of Revelation Technologies, Inc., which has enhanced Employer Services' human resources information software development capabilities. The Company also completed the conversion of Employer Services' printing operations from impact printers to laser printers in 1992, which has eliminated the need to carry check stock and forms and has improved the quality of the resulting documents.

     Employer Services believes that the redesign of its payroll processing system software and the creation of a new generation of human resources information software, including applications in client/server and Windows* environments, are multi-year projects, will require a relatively high level of investment in technology (much of which will be capitalized) and will entail certain risks inherent in software development projects generally.

     Consolidating Operations. Employer Services is seeking to realize additional operational efficiencies by consolidating the payroll processing activities conducted in its district centers into fewer regional centers, and by creating a national telephone service support center to more efficiently and effectively handle customer inquiries. Employer Services expects that the consolidation of the payroll processing operations will occur over a multi-year period in conjunction with the redesign of its payroll processing software, and enable it to both upgrade and make more effective use of its processing capacity. By creating a national telephone support center during 1994, Employer Services believes that it can improve customer service by creating a single point of contact for most customer inquiries, while at the same time eliminating inefficiencies inherent in the current system involving multiple points of contact. Restructuring charges of $18.9 million recorded by Employer Services in the fourth quarter of 1993 primarily consist of the anticipated costs of consolidating these operations.

     Increasing Productivity and Size of Sales Force. Employer Services believes that increasing the effectiveness of its sales and marketing efforts and expanding the size of its sales force will be important factors in achieving its profitability and growth objectives.
     Employer Services intends to increase the effectiveness of sales and marketing efforts by orienting them more toward medium and large employers, which tend to purchase a greater variety of services, require more flexibility and customization in services offerings and have higher costs associated with changing providers. At the same time, the previously described efforts to upgrade technology should also increase sales effectiveness by shortening the length of the sales/installation cycle and by building greater flexibility into service offerings. For small employers, Employer Services is evaluating expanding the Minidata payroll processing system into additional markets. Employer Services plans to introduce the Minidata system on a test basis into certain Southern California markets during 1994.




     * Windows is a trademark of Microsoft Corporation

     Expanding Human Resource Offerings. Employer Services believes that the introduction of additional human resource information management products and services which complement its existing products and services will play an important role in enabling it to achieve its profitability and growth objectives. Employer Services' goal is to identify the overall human resource information management needs arising out of the employment relationship, and address those needs through a broad range of integrated customer-driven solutions, such as outsourcing services, software applications and consulting services. The Company believes that broadening and integrating its product and service offerings should also play an important role in attracting and retaining customers by differentiating Employer Services from other service providers and by providing customers with a stronger connection to Employer Services.

     Making Strategic Acquisitions. To support its business strategy, Employer Services also intends to seek additional strategic acquisition opportunities that would allow it to either increase its market penetration, increase its technology or provide additional products. Over the last few years, Employer Services has made a number of strategic acquisitions, including STS in October 1993, Minidata in November 1991 and the software applications division of Revelation Technologies, Inc. in December 1992. Employer Services has also acquired a number of payroll service providers, including the customer bases of banks that are divesting their payroll service businesses. Employer Services also acquired, in December 1991, the employee assistance unit of Hazelden Foundation, which expanded Employer Services' customer base for employee assistance services.

     Competition. The employer services industry is characterized by intense competition in the small, medium and large employer segments of the market. Competitors in this market include national, regional and local third party providers, banks, divisions of diversified companies and in-house payroll processors.

     A substantial portion of the overall payroll market is supported in-house with the remainder supported by third party providers. Automatic Data Processing, Inc. ("ADP") is the dominant third party provider in the payroll market, with Employer Services and Paychex, Inc. ("Paychex") comprising the other two large, national providers. ADP and Employer Services serve all segments of the payroll market, while Paychex focuses on the small employer segment of the market. The remainder of the third party payroll market is highly fragmented and is represented by smaller regional and local competitors. There is significant industry consolidation as the larger national providers acquire smaller regional and local providers and as banks sell their payroll service operations. In addition, software companies have begun marketing application software to customers that allows these customers to support their payroll services in-house.

     The market for the non-payroll portion of the employer services industry is evolving and is not dominated by any one competitor. Rather, these markets are highly fragmented and, with respect to employee assistance programs, are dominated by small local providers.

     Currently, the principal competitive factors in the employer services market are price, quality and service. Employer Services believes that it is able to compete effectively in the overall employer services market with respect to all of these competitive factors. On average, during the last three years, customers generating 86% of Employer Services' payroll processing and tax filing revenue during any single year continued as customers in the following year. This percentage has increased in each of the last four years. In addition, Employer Services offers a range of services in addition to payroll processing and payroll tax filing services, and Employer Services believes that offering a broad range of human resource information management products and services will become an increasingly important competitive factor, particularly with respect to medium and large employers.

     Employer Services' ability to continue to compete effectively in the employer services market will depend to a large part on its ability to implement and effectively use new technology, offer new, innovative services and improve its sales efforts and visibility in this market.

     Arbitron. Arbitron is the leading provider of radio audience measurement information in terms of revenue and market share, and also provides media and marketing information to radio and television broadcasters, cable operators, advertising agencies and advertisers. Arbitron's proprietary data regarding radio audience size and demographics is provided to customers through multi-year subscription agreements. In addition, through various joint ventures and licensing arrangements, Arbitron has access to services that monitor television and other commercials and provide data regarding product purchasing decisions. Arbitron's revenue for the years 1991, 1992 and 1993 was $201.7 million, $178.3 million and $172.2 million, respectively.

     In October 1993, the Company announced the discontinuance of Arbitron's syndicated television and cable ratings service, effective the end of 1993. Through this service, Arbitron had provided local market television and cable audience measurement information gathered electronically and through written diaries. This service provided approximately 26% of Arbitron's 1993 revenue. Additional information regarding the discontinuance of this service is on page 23 of the Company's 1993 Annual Report to Stockholders, which is incorporated herein by reference.

     Markets. Because of the significant amounts spent by advertisers on radio advertising, radio broadcasters, advertising agencies and advertisers all have a strong interest in information regarding the size and composition of audiences for radio broadcasts. Nevertheless, the market for audience measurement of radio broadcasts, from which Arbitron currently derives most of its revenue, has grown slowly in recent years due in large measure to economic conditions, consolidation within the radio broadcast industry, and competition from other forms of media. As advertisers increasingly seek to tailor advertising strategies to target specific demographic groups through specific media, and as audiences become more fragmented with increased programming choices, the audience information needs of radio broadcasters, advertising agencies and advertisers become more complex. Increasingly, more detailed information regarding the demographics and buying behavior of audiences is required, as well as more sophisticated means to analyze such information.

     These trends are not confined to the radio broadcast industry, but also affect other media. As the importance of reaching niche audiences with targeted marketing strategies increases, broadcasters, publishers, advertising agencies and advertisers are requiring that information regarding exposure to advertising be provided on an individualized rather than a household basis and that such information be coupled with information regarding shopping patterns and purchaser behavior. The need for such qualitative information may create opportunities for innovative approaches to satisfy these information needs.

     Sales and Marketing. Arbitron is the leading supplier of radio audience measurement services, and provides these services to approximately 2,000 radio stations and 2,500 advertising agencies. Arbitron markets its products and services through a direct sales force operating through offices in six cities around the U.S. As of December 31, 1993, Arbitron had 60 salespeople. Contracts with customers vary in length from one to seven years.

     Services. Arbitron estimates audience size and demographics in the U.S. for local radio stations, and reports this and related data to its customers. This information is used by radio stations to price and sell advertising time and by advertising agencies and large corporate advertisers in purchasing advertising time. Arbitron also provides software applications and analytical services to assist subscribers in understanding and using this data. Arbitron uses listener diaries to gather radio listener data from sample households in the 261 local markets for which it currently provides radio ratings. Respondents mail the diaries to Arbitron's processing center in Laurel, Maryland, where Arbitron compiles periodic audience measurement estimates. The Company believes that the proprietary database which Arbitron has developed and maintains through its position as the leading provider of radio audience measurement data in the U.S. is a very valuable asset. The radio audience measurement service represents more than 90% of Arbitron's revenue, after taking into account the discontinuance of Arbitron's television and cable ratings service and the transfer of the majority of Arbitron's commercial monitoring revenue to the Competitive Media Reporting ("CMR") joint venture established with VNU Business Information Services, Inc. ("VNU"). Additional information regarding this transfer to CMR is on pages 24 and 25 of the Company's 1993 Annual Report to Stockholders, which is incorporated herein by reference.

     Because Arbitron believes it will become increasingly important to address the more comprehensive information needs of the broadcast industry, it has entered into several cooperative arrangements in recent years. Through its CMR joint venture, Arbitron has access to services which: (i) monitor television, radio, newspaper, magazine and billboard advertisements and compile information regarding advertising expenditures for broadcasters, publishers, advertising agencies, and advertisers, (ii) provide copies of broadcast commercials (video and audio as well as storyboards), (iii) compile video clips of news events, and (iv) track the amount of space and the estimated cost of advertisements in newspapers, magazines, outdoor advertising and other print media. In December 1991, Arbitron entered into a five-year license with VNU as to certain markets, including exclusive rights as to radio broadcasters, to market the "Scarborough Report," which provides information regarding product/service usage and media usage in 55 major U.S. markets. The Scarborough Report measures products purchased based on a sample of consumers in the relevant markets. Arbitron has also entered into a cross license with Information Resources, Inc. ("IRI"), under which Arbitron may obtain point-of-sale packaged goods purchasing information gathered by IRI and resell this information on a royalty-free basis to broadcasters.

     Strategy. Arbitron's primary strategy is to maintain its competitive position, increase its revenue and strengthen its profitability by:

     Enhancing Radio Audience Measurement. Arbitron intends to enhance its radio audience measurement service so as to increase the value of that service to customers and increase Arbitron's radio-related revenue. Arbitron has announced plans to increase the sample size of its radio surveys by 70% over the next three years. Expanding the size of its diary-based surveys is a cost-effective means of enhancing the reliability of its audience estimates. Arbitron has also introduced a new personal computer-based application that gives radio broadcasters flexible and unlimited access to Arbitron's database, and enables them to more effectively analyze that information and develop sales strategies for maximum effectiveness. Arbitron also plans to develop applications that will enable customers to link information provided by Arbitron's database with other information from other databases (such as product movement information) so as to enable customers to further refine sales strategies and compete more effectively for advertising dollars.

     Introducing Qualitative Services. Arbitron is beginning to test market in certain smaller markets a new, locally oriented, qualitative audience research service. The goal of this service is to provide a profile of the broadcast audience in terms of local media, retail and consumer preferences so that local broadcasters will have information that helps them develop targeted sales and programming strategies to attract a larger share of the marketing dollars spent by local advertisers. The service will be diary and questionnaire based, and will also involve telephone surveys of participants. As such, the investment required to initiate this service during 1994 and to expand it in following years is expected to be relatively low.

     Utilizing Cooperative Arrangements. Arbitron intends to further develop its capabilities and technologies through alliances and licensing arrangements that will enable it to gather, analyze and integrate broadcasting, product purchasing and advertising data from various sources and provide the comprehensive information and systems that broadcasters, advertising agencies and advertisers require to market their products more effectively. In this regard, Arbitron is involved in the very early stages of a cooperative effort to develop a passive, personalized electronic measurement device to record broadcast listening or viewing. Arbitron's annual investment being directed toward this development effort is relatively low.

     Competition. Arbitron does not currently have any major competitors for its radio audience measurement service, although a competing radio audience measurement service utilizing a different methodology is seeking to establish itself. Arbitron also competes with providers of other forms of research used by broadcasters, advertising agencies and advertisers.

     Other Services. The Company's TeleMoney Services business provides network-based transaction services, credit and debit card authorization and check verification. TeleMoney's primary customers include banks, independent sales organizations that subcontract technical aspects of credit card processing for banks, and major merchants. The market for electronic payment authorization and processing is consolidating rapidly. The Company's Business Information Services business ("BIS") runs custom data processing applications for customers (primarily the U.S. government) and delivers them via its timesharing network. Neither of these businesses is material to the Company's overall operations. Responsibility for BIS has been transferred to Computing Devices International effective
January 1, 1994.

Defense Electronics Segment - Computing Devices International

     The Defense Electronics segment, consisting of Computing Devices International ("Computing Devices"), develops, manufactures and markets electronic systems, subsystems and components, and provides systems integration and other services, primarily to government defense agencies. Information regarding Computing Devices' revenue, operating profit or loss and identifiable assets for the years 1991-1993 is in Note G, "Segment Data," on page 44 of the Company's 1993 Annual Report to Stockholders, which is incorporated herein by reference.

     Markets. The defense contracting market is currently in the process of dramatic change. With changing geo-political conditions, defense spending has declined and the number of companies serving the defense industry has decreased. Computing Devices believes these trends are likely to continue. At the same time, the defense market focus has shifted from strategic defense (nuclear) to tactical defense (non-nuclear) as the threat of military conflicts shifts toward regional and ethnic conflicts.

     The reduction in overall defense spending and the shift in focus toward tactical defense needs is also shifting the focus of defense spending. Computing Devices believes that a greater emphasis will be placed by its customers on extending the service life of existing military equipment by upgrading, enhancing and retrofitting such equipment. Computing Devices also believes that budgetary constraints will result in greater reductions by defense agencies in procurement spending than in research and development spending. In addition, although there will continue to be opportunities in the production of equipment and hardware, greater opportunities are expected in providing software and systems integration services as the use of commercial and open systems hardware architectures becomes more widespread.

     Products and Services. Computing Devices' products and services feature its capabilities in signal processing, digital image manipulation, "ruggedized" subsystems for harsh environments and real-time software systems. These products and services are produced primarily through its operations in the U.S. and Canada, with only a small portion produced in the United Kingdom ("U.K."). A majority of Computing Devices' revenue is attributable to products and services relating to avionics systems, including the AN/AYK-14 standard Navy airborne mission computer systems; communications systems, including the Iris tactical command, control and communications system; and intelligence and surveillance systems, including advanced parallel processing and reconnaissance systems. The remainder of Computing Devices' revenue is primarily attributable to products and services relating to shipboard subsystems, anti-submarine warfare subsystems, ground subsystems, space processing, display subsystems and tactical reconnaissance systems. Computing Devices employs technology developed through internal research and development, contract research and development and customer funded development programs.

     During 1991, Computing Devices secured, through its Canadian subsidiary, a contract to modernize the tactical command, control and communications system used by the Canadian armed forces in defense and peacekeeping situations. This system, called Iris, incorporates a broad range of technologies, including satellite, fiber optic and microwave communication. During 1993 and in 1992, the Company recorded revenue of $105 million and $69 million, respectively, with respect to this contract. This contract has a remaining term of approximately seven years and estimated total remaining revenue of approximately $860 million over the life of the contract. Although Computing Devices' Canadian subsidiary is the prime contractor under this contract, a significant portion of the contract has been subcontracted to other communications technology companies. Under this contract, Computing Devices receives periodic advances from its customer through April 1994. Thereafter, Computing Devices will begin receiving monthly progress payments which will be subject to a percentage holdback until Computing Devices achieves the next quarterly contract milestone.

     Approximately 51% and 59%, respectively, of Computing Devices' revenue for 1993 and for 1992 was derived from contracts with the U.S. Government or with prime contractors to the U.S. Government, and approximately 30% and

24%, respectively, of Computing Devices' revenue for 1993 and for 1992 was derived from contracts with the Canadian Government or with prime contractors to the Canadian Government. See "Government Contracts" below, with respect to certain terms and conditions of government contracts.

     Sales and Marketing. Computing Devices markets its products and services through a direct sales force operating through sales offices located in the U.S., Canada, the U.K. and France. As of December 31, 1993, Computing Devices had 50 salespeople. Sales of products and services are made principally through competitive proposals in response to requests for bids from government agencies and prime contractors. In addition, Computing Devices has independent sales agents who represent Computing Devices' products and services in a number of European and Asian markets.

     Strategy. Computing Devices' strategy is to improve its competitive position and operating margins by:

     Reducing Operating Costs. Computing Devices believes that in light of decreases in defense spending and over-capacity among defense contractors, and increasing price sensitivity from its government customers, future success will be dependent in large measure upon becoming a low cost provider of products and services. Toward this end, Computing Devices intends to reduce overhead and increase productivity through consolidating operations, increasing the level of automation in its production and development facilities and providing increased employee training. Computing Devices' revenue per employee in 1993 increased by approximately 16% in 1993 compared to 1992.

     Focusing in Areas of Expertise. Computing Devices intends to continue to focus its efforts in its current areas of expertise, including additional product and service areas that Computing Devices believes will continue to experience growth and in which Computing Devices' capabilities will enable it to compete favorably. Computing Devices intends to continue to pursue tactical (as opposed to strategic) defense programs and will use technology developed through both internal and contract research and development. Computing Devices believes that spending on tactical systems will not be reduced to the same extent as spending on strategic systems and that greater emphasis will be placed on weapons sophistication, electronics, surveillance and intelligence. Computing Devices also believes that there will be greater emphasis on the insertion of new technology into existing military equipment in order to reduce the costs (including substantial training costs) associated with the development and production of new equipment.

     Emphasizing Existing Geographic Markets. Computing Devices intends to continue to emphasize specific segments of the North American and U.K. defense electronics markets where it believes significant opportunities exist, including opportunities in the upgrade, enhancement and retrofit of existing military equipment. The Company may seek to expand its presence in these market segments through strategic acquisitions.

     Leveraging Existing Products for New Applications. Computing Devices also intends to adapt existing products and services in response to business opportunities in other worldwide defense markets and in civilian and civil government markets. In so doing, Computing Devices may, from time to time, establish cooperative arrangements with other entities where their expertise or familiarity with other markets would prove beneficial. For example, Computing Devices and Northwest Airlines are jointly developing an electronic data library system to manage information required to operate commercial airliners.

     Competition. Computing Devices faces intense competition with respect to all of its products and services. Many of Computing Devices' significant competitors, such as E-Systems, Inc., Loral Corporation and the Hughes Electronics subsidiary of General Motors Corporation, are companies (or divisions or subsidiaries of companies) that are larger and have substantially greater financial resources than Computing Devices.
Computing Devices also competes with companies of various sizes operating within a particular market segment.

     The principal competitive factors include price, technical compliance, service and ability to perform in accordance with the established schedule. Due to the diversity and specialized nature of the products produced and services provided and the governmental security restrictions applicable to certain of Computing Devices' activities, it is difficult to generalize as to Computing Devices' market position in certain segments of its business. Computing Devices does believe, however, that it is able to compete effectively in each of its market segments with respect to these competitive factors. In particular, Computing Devices believes that its high rate of schedule adherence is one of its principal competitive advantages. The demonstrated ability to complete a project within the required time schedule is an important factor to governments and prime contractors in selecting companies for new projects. Computing Devices currently has preferred supplier status with two prime contractors, with the U.S. Government with respect to Navy mass storage systems and avionics computers and with the Canadian Government with respect to display systems, anti-submarine warfare systems and communication systems.

     Government Contracts. Companies which do business with governments are subject to certain unique business risks. Among these are dependence on annual government appropriations, changing policies and regulations, complexity of design and possible cost overruns. Any government contract may be terminated by the government at any time it believes that such termination would be in its best interests. In such event, Computing Devices would generally be entitled to receive payments for its allowable costs and, in general, a proportionate share of its fee or profit for the work actually performed.

     Approximately 78% of Computing Devices' revenue for 1993 came from government contracts which were fixed price contracts. Under this type of contract, the price paid to Computing Devices is not subject to adjustment by reason of the costs incurred by the Company in the performance of the contract, except for costs incurred due to contract changes ordered by the government. Thus, under fixed price contracts, the Company bears the risk of cost overruns, which may result from factors such as the need to bid on programs in advance of design completion, unforeseen technological difficulties, design complexity and uncertain cost factors, particularly in connection with multi-year contracts. Multi-year fixed price contracts in Canada and the U.K. normally allow for price revision based on government price indices.

     Computing Devices is usually entitled to invoice governments for monthly progress payments on fixed price and cost reimbursable contracts. Computing Devices does not normally acquire inventory in advance of contract award, and does not maintain significant stocks of finished products for sale. Moreover, Computing Devices obtains advance funding from customers in connection with certain of its contracts. The amount of progress payments and customer advances and the amount of the holdback from such payments and advances affect the amount of working capital necessary for Computing Devices to finance work-in-process costs in the performance of these contracts. Governments typically do not recognize interest or other costs associated with the use of capital and, therefore, the timing of payments may have adverse effects on Computing Devices' profitability.

     Computing Devices also performs work under cost reimbursable and incentive type contracts. Cost reimbursable contracts provide for reimbursement of costs incurred, to the extent such costs are allowable under applicable government regulations, plus a fee. Under incentive type contracts, the amount of profit or fee realized varies with the attainment of incentive goals such as costs incurred, delivery schedule, quality and other criteria. Fixed price contracts normally carry a higher profit rate than cost reimbursable and incentive type contracts to compensate for higher business risk. In addition, government law and regulation provides that certain types of costs may not be included in either the directly-billed cost or the indirect overheads for which the government is responsible. Many of these so-called "unallowable" costs include ordinary costs of doing business in a commercial context. These costs must be borne out of the pretax profit of the corporation and, thus, tend to reduce margins on government work.

     Recognition of profits is based upon estimates of final performance, which may change as contracts progress. Work may be performed prior to formal authorization or adjustment of contract price for increased work scope, change orders and other funding adjustments. Because of the complexity of government contracts and applicable regulations, contract disputes may occur. The resolution of such disputes may affect the profitability of Computing Devices in performing these contracts. The Company believes that adequate provision has been made in its financial statements for these and other normal uncertainties incident to its Computing Devices business.

     Changes to procurement regulations in recent years, as well as the U.S. Government's drive against "fraud, waste and abuse" in defense procurement systems have increased the complexity and cost of doing business with the U.S. Government. Some of these changes have redefined the ability to recover various standard business costs that the U.S. Government will not allow, in whole or in part, as the cost of doing business on U.S. Government contracts. Other legal and regulatory practices have increased the number of auditors, inspectors general and investigators. Computing Devices is classified by the Defense Contract Audit Agency as a "low risk" contractor. If, however, Computing Devices were to be determined to be in noncompliance with any of the applicable laws and regulations, the possibility would exist for penalties and debarment or suspension from receiving additional U.S. Government contracts.

     International Sales. International sales of Computing Devices' products and services totaled approximately $216 million and $167 million, respectively, or 48% and 41%, respectively, of Computing Devices' total revenue in 1993 and in 1992. Most of these products and services were produced by Computing Devices' Canadian or U.K. subsidiaries for customers in those countries. Because most of Computing Devices' cross-border sales involve technologically advanced products, services and expertise, export control regulations may limit the type of products and services that may be offered and the countries and governments to which sales may be made. Although cross-border sales could be adversely affected by changes in government export policies, Computing Devices has not historically experienced significant obstacles to cross-border sales due to export controls. Computing Devices' international sales are subject to risks inherent in foreign commerce, including currency fluctuations and devaluations, changes in foreign governments and their policies, differences in foreign laws and difficulties in negotiating and litigating with foreign sovereigns. Computing Devices believes that it has mitigated certain of these risks by obtaining letters of credit and advance payments, by contractual protections on currency fluctuations and by denominating contracts in U.S. dollars where possible.

Divestitures and Discontinued Operations

     Ceridian's results over the past five years have been significantly affected by the performance and subsequent sale, spin-off or closing of a number of its businesses. Included among those businesses are Imprimis Technology Incorporated, a manufacturer of magnetic disk drives, sold in 1989; ETA Systems Incorporated, developer of a line of super-computers, closed in 1989, VTC Incorporated, a semiconductor manufacturer, disposed of in 1989, Micrognosis, Inc., a supplier of trading room information systems, sold in 1990, and SAMI, Incorporated, a market research operation, the assets of which were disposed of in 1990. Because these operations did not meet the criteria for treatment as discontinued operations, their results, including the restructure charges and gains associated with their dispositions, are included in Ceridian's results from continuing operations and significantly affect the years 1989 and 1990.

     Three other significant businesses which Ceridian has disposed of are shown as discontinued operations in Ceridian's consolidated financial statements. These businesses are the Computer Products business, which was separately incorporated as Control Data Systems, Inc. and whose stock was then distributed to Ceridian's stockholders as of July 31, 1992; the Automated Wagering division, which provided on-line computer-based networks for state lotteries and which was sold in June 1992; and the Empros energy management systems division, which was sold March 1993.

Investments in Affiliated Companies

     In past years, the Company invested in limited partnerships formed to construct and operate Business and Technology Centers ("BTCs"). In February 1994, the Company disposed of its interest in the remaining five partnerships, as well as the remaining BTC it owned. This disposition had no impact on the Company's results of operations.

Additional Information

     Patents. The Company owns or is licensed under a number of patents which relate to its products and are of importance to its business. However, the Company believes that none of its businesses is materially dependent upon any particular patent or license, or any particular group of patents or licenses. Instead, the Company believes that its success and growth are far more dependent, among other things, on the quality of its services and products and its reputation with its customers.

     Backlog. The Company's backlog is attributable to the Defense Electronics segment, since no backlog amount is determinable for revenue from the Company's Information Services businesses. Backlog does not include those portions of government contracts for which funding has not yet been approved. Effective with this report and in consideration of the previously discussed change in funding for the Iris contract, the remaining Iris contract value is included in backlog. Previously, the Company had only included Iris contract value for which cash advances had been received. Prior year amounts have been revised to provide comparable data.

     As of December 31, 1993, the backlog of the Company's orders is $1,213 million, of which $862 million relates to the Iris contract and $351 million relates to other contracts and programs. At the end of the previous year, the comparable total backlog was $1,309 million, of which Iris represented $979 million and other contracts and programs represented $330 million. The portion of the backlog at the end of 1993 expected to be reflected in 1994 revenue is $349 million (29%), of which Iris represents $143 million and the remainder of the backlog is $206 million.

     Without regard to the Iris contract (which is a fixed price contract with the Canadian government), the portion of the remaining backlog at December 31, 1993 and 1992, respectively, under government prime and subcontracts was 89% and 75% and the portion under fixed-price contracts was 81% and 72%. Including the Iris contract, the portion of the total backlog at December 31, 1993 and 1992, respectively, under government prime and subcontracts was 97% and 94% and the portion under fixed-price contracts was 95% and 94%.

     Research and Development. The table below sets forth the amount of the Company's research and development expenses for the periods indicated.
                                      Year ended December 31,
                                       1993      1992    1991
                                     (Dollars in millions)

Research and development               $33.4     $30.5   $34.6
Percent of revenues                   3.8%      3.7%    4.5%
Customer sponsored research
  and development                      $77.4     $59.6   $60.9

     The Company's research and development efforts, including those sponsored cooperatively by the Company and other participants, are generally described earlier in this Item in the descriptions of the Company's business segments. The amounts shown above as customer sponsored research and development primarily represent government funded product development efforts.

     Geographic Segment Data. For financial information regarding the Company's U.S. and international operations, as well as revenue from the U.S. and Canadian governments, see the Note G, "Segment Data" on page 44 of the Company's 1993 Annual Report to Stockholders, which is incorporated herein by reference.

     Employees. As of December 31, 1993, the Company employed approximately 7,600 people in its continuing operations on a full- or part-time basis.

Item 2.  Properties.

     At February 28, 1994, the Company's principal production and office facilities were located in the metropolitan areas of Minneapolis, Minnesota; Atlanta, Georgia; Cleveland, Ohio; Beltsville and Laurel, Maryland; New York, New York; Ottawa and Calgary, Canada; and Hastings, England.

     The following table summarizes the usage and location of the Company's facilities as of February 28, 1994.


                       (In thousands of square feet)
Type of Property Interest      U.S.      Non-U.S.     Worldwide

Owned                           341        310           651

Leased                        3,286        341         3,627

    Total Square Feet         3,627        651         4,278

Utilization

Manufacturing and
  Warehousing                   387        461           848

Office, Computer Center
  and Other                   1,901        190         2,091

Vacant/Idle                     212         --           212

Leased or Subleased
  to Others                   1,127         --         1,127

    Total Square Feet         3,627        651         4,278

     The 4.3 million square feet of aggregate space reflected a decrease of
0.9 million square feet from February 28, 1993. Most of this decrease was due to the disposition of vacant or idle space and the sale in February 1994 of the remaining BTCs. Space subject to assigned leases is not included in the table above, and the Company remains secondarily liable under all such leases. These assigned leases involve 1.9 million square feet of space and future rental obligations totalling $52.5 million. The principal elements of these amounts are 0.7 million square feet and $13.2 million related to the spin-off of Control Data Systems, and 1.2 million square feet and $39.0 million related to the 1989 sale of Imprimis Technology Incorporated to Seagate Technology, Inc. The Company does not anticipate any material nonperformance by the assignees of these leases.

     Except for two buildings utilized by Computing Devices' Canadian subsidiary (which are subject to mortgages securing $10.1 million in debt obligations), no facilities owned by the Company are subject to any major encumbrances.

     The Company believes that all of the facilities it currently utilizes in its continuing operations are adequate for their intended purposes and are adequately maintained. Utilization of those facilities varies among the Company's operations. Generally, most of the facilities relating to Employer Services are reasonably necessary for current and anticipated output levels of that business. As a result of the decision to discontinue its television and cable ratings service, Arbitron has excess capacity at its Beltsville and Laurel, Maryland facilities, but has established restructure reserves for the expected cost of such facilities in excess of continuing requirements. There is also excess production capacity in the Defense Electronics segment. Efforts are ongoing to identify operations and facilities that can be consolidated and to dispose of excess or idle space.

Item 3.  Legal Proceedings.

     Information regarding legal proceedings involving the Company and its subsidiaries is incorporated by reference in Note O, Legal Matters, on page 52 of the Company's 1993 Annual Report to Stockholders, which is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Executive Officers of the Registrant
     The executive officers of Ceridian as of March 1, 1994, are as follows:
                                                        Executive
Name (Age)               Position                        Officer Since

Lawrence Perlman (55)    Chairman, President and                1980
                         Chief Executive Officer

John R. Eickhoff (53)    Vice President and                     1989
                         Chief Financial Officer

Loren D. Gross (48)      Vice President and Corporate           1993
                         Controller

Linda J. Jadwin (50)     Vice President,                        1990
                         Corporate Communications

Glenn W. Jeffrey (47)    Executive Vice President               1990

James D. Miller (45)     Vice President, Strategic              1993
                         Initiatives

Stephen B. Morris(50)    Vice President and President,          1992
                         The Arbitron Company

Patrick C. Sommers(46)   Vice President and                     1992
                         President, Ceridian
                         Employer Services

Ronald L. Turner(47)     Vice President and President,          1993
                         Computing Devices International


     The executive officers of the Company are elected by the Board of Directors or appointed by the Company's Chief Executive Officer. They serve at the pleasure of the Board of Directors and the Chief Executive Officer. They are customarily elected each year at the first meeting of the Board of Directors immediately following the annual meeting of stockholders.

     Lawrence Perlman has been President and Chief Executive Officer of the Company since January 1990, and was appointed Chairman in November 1992. Mr. Perlman was President and Chief Operating Officer of the Company from December 1988 to January 1990. He is a director of Inter-Regional Financial Group, Inc.; Seagate Technology, Inc.; The Valspar Corporation; and Computer Network Technology Corporation. He is also a member of the National Advisory Board of the Chemical Banking Corporation. Mr. Perlman has been a director of the Company since 1985.

     John R. Eickhoff has been Vice President and Chief Financial Officer of the Company since June 1993. Mr. Eickhoff was Vice President and Corporate Controller of the Company from July 1989 to June 1993, and was Controller of the Company's Computer Systems and Services Group from August 1987 to July 1989.

     Loren D. Gross has been Vice President and Corporate Controller of the Company since July 1993. Mr. Gross was Assistant Corporate Controller of the Company from March 1987 to July 1993.

     Linda J. Jadwin has been Vice President, Corporate Communications of the Company since March 1990. Ms. Jadwin was Vice President, Communications and Administration of the Company's Computer Products business from April 1989 to March 1990; and Vice President, Communications of Imprimis Technology Incorporated from September 1988 to March 1989.

     Glenn W. Jeffrey has been Executive Vice President of the Company since December 1992. Mr. Jeffrey was Executive Vice President, Organization Resources of the Company from June 1990 to December 1992; President of Jeffrey & Associates, an executive and organization development firm, from September 1989 to June 1990; and Vice President, Human Resources, Corporate Staff and Restaurants, for The Pillsbury Company from August 1988 to April 1989.

     James D. Miller has been Vice President, Strategic Initiatives of the Company since January 1993. From February 1989 to January 1993, Mr. Miller was Vice President and Associate General Counsel for the Company.

     Stephen B. Morris has been Vice President of the Company and President of The Arbitron Company since December 1992. Mr. Morris was President and Chief Executive Officer, Vidcode, Inc., which electronically monitors, verifies and reports the broadcast of television commercials, from August 1990 to December 1992; and Director and co-founder of Spectra Marketing Systems, a micro-marketing firm, from March 1987 to March 1992. Prior to that time, he spent seventeen years at General Foods Corporation, the last three as General Manager/President of the Maxwell House Division.

     Patrick C. Sommers has been Vice President of the Company and President of Ceridian Employer Services since November 1992. Mr. Sommers was President, GTE Industry Services, a group of diversified companies providing software, medical information, networking and publishing products and services, from April 1990 to November 1992; and President, D&B Information Resources, Inc., a subsidiary of Dun & Bradstreet Corporation which collects and assimilates information into databases, from May 1988 to April 1990.

     Ronald L. Turner has been Vice President of the Company and President of Computing Devices International since January 1993. Mr. Turner was President and Chief Executive Officer, GEC-Marconi Electronics Systems Corporation, a defense electronics company, from March 1987 to January 1993.

                                    PART II

     All information incorporated by reference into Items 5 through 8 below is contained in the financial portion of the 1993 Annual Report to Stockholders of Ceridian Corporation, which is filed with this report as
Exhibit 13.

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.

     The Company's common stock, par value $.50 per share ("Common Stock"), is listed and trades on the New York Stock Exchange as well as on the Chicago and Pacific Stock Exchanges. The following table sets forth the high and low sales prices for a share of Common Stock on the New York Stock Exchange.
                                1993                  1992
                           High      Low          High      Low
     4th Quarter         19-7/8    17-1/2       17-1/4    13-3/4
     3rd Quarter         18-1/2    14-3/8       16        13-1/8
     2nd Quarter         16-1/8    13           14-1/8    11
     1st Quarter         16-1/8    14-3/8       12-3/4     9-1/8

     The number of holders of record of Common Stock on February 28, 1994 was approximately 24,050. No dividends have been declared or paid on the Common Stock since 1985. For information regarding restrictions on Ceridian's ability to pay cash dividends on its Common Stock or to repurchase that stock, see Note K entitled "Financing Arrangements" on page 49 and the discussion on page 31 of "Management's Discussion and Analysis of Financial Condition and Results of Operations," both of which are incorporated herein by reference.

Item 6.  Selected Financial Data.

     See "Selected Five-Year Data" on page 1, which is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 through 31, which is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

     The financial statements described in Item 14(a)1. of this report are incorporated herein by reference. See "Supplementary Quarterly Data (Unaudited)" on page 53, which is incorporated herein by reference.

Item 9.  Disagreements on Accounting and Financial Disclosure.

     None.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.

     See information regarding the directors and nominees for director of Ceridian under the heading "Nominees for Director" on pages 4 and 5 of the Proxy Statement for the Annual Meeting of Stockholders, May 11, 1994 (the "Proxy Statement"), which is incorporated herein by reference.

     See the information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 under the heading "Compliance With Section 16(a) of the Securities Exchange Act" on page 20 of the Proxy Statement, which is incorporated herein by reference.

     Information regarding the executive officers of Ceridian is on pages 20 through 22 of this Report, and is incorporated herein by reference.

Item 11.  Executive Compensation.

     See information under the headings "Directors' Compensation" on page 6 of the Proxy Statement and "Executive Compensation" on pages 14 through 18 of the Proxy Statement, all of which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     See information under the heading "Share Ownership Information" on pages 18 through 20 of the Proxy Statement, which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     See information under the heading "Compensation Committee Interlocks and Insider Participation" on page 6 of the Proxy Statement, which is incorporated herein by reference.

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
     (a)  1.  Financial Statements of Registrant

     Incorporated by reference from
     the pages indicated in the 1993
     Annual Report to stockholders of
     Ceridian Corporation into Part II,
     Item 8, of this Report:                                     Page

          Report of Management  . . . . . . . . . . . . . . . .  32

          Independent Auditors' Report  . . . . . . . . . . . .  33

          Consolidated Statements of
          Operations for the years ended
          December 31, 1993, 1992 and 1991. . . . . . . . . . .  34

          Consolidated Balance Sheets as of
          December 31, 1993 and 1992. . . . . . . . . . . . . .  35

          Consolidated Statements of Cash Flows
          for the years ended
          December 31, 1993, 1992 and 1991. . . . . . . . . . .  36-37

          Notes to Consolidated Financial Statements for
          the three years ended December 31, 1993 . . . . . . .  38-52

     (a)  2.  Financial Statement Schedules of Registrant



     Included in Part IV of this Report:                         Page

          Independent Auditors' Report on financial
          statement schedules  . . . . . . . . . . . . . . .     29

          Schedule VII - Guarantees of securities
           of other issuers. . . . . . . . . . . . . . . . .     30

          Schedule VIII - Valuation and qualifying accounts      31-32

          All other financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)  3.  Exhibits

     The following is a complete list of Exhibits filed or incorporated by reference as part of this report.

        Exhibit              Description

 2.01 Asset Purchase Agreement, dated as of March 4, 1992, as amended, among the Company as seller, and Video Lottery Technologies, Inc., and Automated Wagering International, Inc. as purchasers (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 23, 1992
        (File No. 1-1969)).
 2.02 Asset Purchase Agreement, dated as of March 14, 1993, between the Company and Siemens Energy & Automation Inc. (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1969)).
 2.03 Transfer Agreement between the Company and Control Data Systems, Inc., and Distribution Agreement between Control
        Data Systems, Inc. and the Company, each dated as of July 15, 1992 (incorporated by reference to Exhibits 10.1 and 10.2 to Amendment No. 1, dated July 10, 1992, to Control Data Systems, Inc.'s Registration Statement on Form 10
        (File No. 0-20252)).
 3.01 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.01 to the Company's Annual
        Report on Form 10-K for the year ended December 31, 1992
        (File No. 1-1969)).
 3.02 Form of Certificate of Designation of 5-1/2% Cumulative Convertible Exchangeable Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (File No. 33-50959)).
 3.03   Certificate of Elimination of Ceridian Corporation, dated
        January 7, 1994.
 3.04 Bylaws, as amended (incorporated by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-1969)).

 4.01 Form of Deposit Agreement, dated as of December 23, 1993, between The Bank of New York and the Company (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-3 (File No. 33-50959)).
 4.02 Form of Indenture, with respect to the 5-1/2% Convertible Subordinated Debentures Due 2008, dated as of December 23, 1993, between The Bank of New York and the Company (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3 (File No. 33-50959)).

10.01 Executive Employment Agreement between the Company and Lawrence Perlman, dated February 1, 1994.
10.02 Executive Employment Agreement between the Company and Stephen B. Morris, dated June 7, 1993.
10.03 Executive Employment Agreement between the Company and Patrick C. Sommers, dated June 7, 1993.
10.04 Executive Employment Agreement between the Company and Ronald L. Turner, dated June 7, 1993.
10.05   Directors Deferred Compensation Plan - 1993
        Restatement (As amended through December 13, 1993).
10.06 1990 Long-Term Incentive Plan (1992 restatement) (incorporated by reference to Exhibit 10.07 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1969)).
10.07   1993 Long-Term Incentive Plan (As amended through
        December 13, 1993).
10.08 Description of Registrant's Annual Executive Incentive Plan (incorporated by reference to Exhibit 10.08 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1969)).
10.09 Benefit Equalization Plan and First Declaration of Amendment to the Benefit Equalization Plan, effective as of January 1, 1989 (incorporated by reference to Exhibit 10.09 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 and to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-1969)).
10.10   Benefits Protection Trust (As amended through
        July 29, 1988) (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988 (File No. 1-1969)).
10.11 Form of Indemnification Agreement between Registrant and its directors (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1969)).
10.12 Credit Agreement, dated as of June 30, 1993, among the Company, Bank of America N.T. & S.A. as Agent and the other Financial Institutions parties thereto (the "Credit Agreement") (incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-1969)).
10.13 First Amendment to the Credit Agreement (incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-1969)).

10.14   Form of Underwriting Agreement among the Company, Bear,
        Stearns & Co. Inc., Cowen & Company and Piper Jaffray, Inc., dated December 16, 1993 (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on
        Form S-3 (File No. 33-50959)).

10.15 Employee Non-Statutory Stock Option Award Agreement between the Company and Lawrence Perlman, dated February 3, 1993.

11.     Statement re computation of earnings (loss) per share

12.     Statements re computation of ratios

13. Pages 1 and 20 through 53 of the Company's 1993 Annual Report to Stockholders

22.     Subsidiaries of the Company

24.     Consent of Independent Auditors

25.     Power of Attorney


        If requested, Ceridian will provide copies of any of the exhibits listed above upon payment of Ceridian's reasonable expenses in furnishing such exhibits.


(b)  Reports on Form 8-K

     None during the quarter ended December 31, 1993.

       INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


THE BOARD OF DIRECTORS AND STOCKHOLDERS
CERIDIAN CORPORATION:


     Under date of January 24, 1994, we reported on the consolidated balance sheets of Ceridian Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index (see Item 14.(a)2.). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in notes A and I to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions in 1992.



                                          KPMG Peat Marwick


Minneapolis, Minnesota
January 24, 1994

                                                          SCHEDULE VII


                   CERIDIAN CORPORATION AND SUBSIDIARIES

                 GUARANTEES OF SECURITIES OF OTHER ISSUERS

                             December 31, 1993

                           (Dollars in millions)

Name of Issuer
of Securities
Guaranteed by      Title of Issue
Person for         of Each Class of     Total Amount
Which Statement    Securities           Guaranteed and    Nature of
is Filed           Guaranteed           Outstanding       Guarantee

Seagate          Note to Unisys         $  2.4         Guaranteed by
 Technology Inc. Corporation (Memorex)                  Ceridian
                 due December 29, 1995                  as to principal
                                                        and interest

Other                                      0.8         Guaranteed by
                                                        Ceridian
                                                        as to principal
                                                        and interest
                 Total                  $  3.2


     None of the amounts guaranteed and outstanding are (1) owned by the person or persons for which the statement is filed, (2) held in treasury of the issuer of the securities, or (3) in default.

                                                        SCHEDULE VIII

                   CERIDIAN CORPORATION AND SUBSIDIARIES

                     VALUATION AND QUALIFYING ACCOUNTS

                           (Dollars in millions)

Operations and Investment Restructure
                                            Balance at December 31
                   Charged to                      Asset    Accrued
                   Operations Deductions  Total   ReservesLiabilities
1990
    Total                                $ 179.2  $    --    $ 179.2


1991

  1985 Restructure  $    --    $ (13.9)  $   1.6  $    --    $   1.6
  1986 Restructure       --       (0.5)      5.3       --        5.3
  1987 Restructure       --       (2.2)     14.0       --       14.0
  1989 Restructure       --      (48.3)     61.8       --       61.8
  1990 Restructure       --      (20.5)     11.1       --       11.1
  1991 Restructure    (16.2)      40.5      24.3       --       24.3
    Total           $ (16.2)   $ (44.9)  $ 118.1  $    --    $ 118.1


1992

  1985 Restructure  $    --    $  (0.1)  $   1.5  $    --    $   1.5
  1986 Restructure       --       (0.7)      4.6       --        4.6
  1987 Restructure       --       (6.4)      7.6       --        7.6
  1989 Restructure       --      (34.2)     27.6       --       27.6
  1990 Restructure       --       (9.0)      2.1       --        2.1
  1991 Restructure       --       (6.6)     17.7       --       17.7
  1992 Restructure     76.2        3.3      79.5       --       79.5
    Total           $  76.2    $ (53.7)  $ 140.6  $    --    $ 140.6


1993

1985 Restructure    $    --    $  (1.5)  $    --  $    --    $     --
1986 Restructure         --       (2.8)      1.8       --         1.8
1987 Restructure         --       (7.6)       --       --          --
1989 Restructure         --      (12.1)     15.5       --        15.5
1990 Restructure         --       (2.1)       --       --          --
1991 Restructure         --      (16.3)      1.4       --         1.4
1992 Restructure         --      (47.8)     31.7       --        31.7
1993 Restructure       67.0       (3.9)     63.1      5.5        57.6
    Total           $  67.0    $ (94.1)  $ 113.5  $   5.5    $  108.0


                   CERIDIAN CORPORATION AND SUBSIDIARIES

                     VALUATION AND QUALIFYING ACCOUNTS

                           (Dollars in millions)

Allowance for Doubtful Accounts Receivable
                                             Year Ended December 31
                                            1993     1992      1991

Balance at beginning of year. . . . . . . $  4.3   $  3.8    $  3.5

  Additions charged to costs and
    expenses. . . . . . . . . . . . . . .    1.7      1.1       1.5

  Write-offs and other adjustments* . . .   (0.6)    (0.6)     (1.2)

Balance at end of year. . . . . . . . . . $  5.4   $  4.3    $  3.8

[FN]
(*)Other adjustments include balances removed as a result of sales of businesses.


Investments and Advances
                                             Year Ended December 31
                                            1993     1992      1991
Balance of Seagate note
  at beginning of year                    $ 10.0   $ 47.9    $ 48.2

Principal payment received                          (37.9)

Discount on Seagate note
  as initially recorded or
  at beginning of year                               (6.2)     (6.2)

Amortization/Recovery of discount                     6.2


Discount at end of year                       --      --       (6.2)
Balance of Seagate note
   at end of year                         $ 10.0   $ 10.0    $ 42.0

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 1994.


                                       CERIDIAN CORPORATION

                                    By:  /s/Lawrence Perlman
                                         Lawrence Perlman
                                         Chairman, President and Chief
                                         Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 1994.


/s/Lawrence Perlman                    /s/J. R. Eickhoff
Lawrence Perlman                       John R. Eickhoff
Chairman, President and Chief          Vice President and Chief
Executive Officer (Principal           Financial Officer
Executive Officer) and                 (Principal Financial Officer)
Director



/s/Loren Gross                         */s/Richard G. Lareau
Loren D. Gross                         Richard G. Lareau, Director
Vice President and Corporate
Controller (Principal Accounting
Officer)                               */s/Charles Marshall
                                       Charles Marshall, Director


*/s/Ruth M. Davis                      */s/Richard W. Vieser
Ruth M. Davis, Director                Richard W. Vieser, Director


*/s/Allen W. Dawson                    */s/Paul S. Walsh
Allen W. Dawson, Director              Paul S. Walsh, Director


*/s/Ronald James                       *By: /s/John A. Haveman
Ronald James, Director                      John A. Haveman
                                            Attorney-in-fact

                                EXHIBIT INDEX

Exhibit
 No.                    Description                                Code

 2.01   Asset Purchase Agreement, dated as of March 4, 1992,        IBR
        as amended, among the Company as seller, and Video Lottery Technologies, Inc., and Automated Wagering International,
        Inc. as purchasers (incorporated by reference to Exhibit
        2.1 to the Company's Current Report on Form 8-K dated
        June 23, 1992 (File No. 1-1969)).
 2.02   Asset Purchase Agreement, dated as of March 14, 1993,       IBR
        between the Company and Siemens Energy & Automation Inc. (incorporated by reference to Exhibit 10.24 to the
        Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1969)).
 2.03   Transfer Agreement between the Company and Control Data     IBR
        Systems, Inc., and Distribution Agreement between Control
        Data Systems, Inc. and the Company, each dated as of
        July 15, 1992 (incorporated by reference to Exhibits 10.1
        and 10.2 to Amendment No. 1, dated July 10, 1992, to Control Data Systems, Inc.'s Registration Statement on Form 10
        (File No. 0-20252)).
 3.01   Certificate of Incorporation, as amended (incorporated      IBR
        by reference to Exhibit 3.01 to the Company's Annual
        Report on Form 10-K for the year ended December 31, 1992
        (File No. 1-1969)).
 3.02   Form of Certificate of Designation of 5-1/2% Cumulative     IBR
        Convertible Exchangeable Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (File No. 33-50959)).
 3.03   Certificate of Elimination of Ceridian Corporation, dated   IBR
        January 7, 1994.
 3.04   Bylaws, as amended (incorporated by reference to Exhibit    IBR
        3.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-1969)).

 4.01   Form of Deposit Agreement, dated as of December 23, 1993,   IBR
        between The Bank of New York and the Company (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-3 (File No. 33-50959)).
 4.02   Form of Indenture, with respect to the 5-1/2% Convertible   IBR
        Subordinated Debentures Due 2008, dated as of December 23, 1993, between The Bank of New York and the Company (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3 (File No. 33-50959)).

10.01   Executive Employment Agreement between the Company          E
        and Lawrence Perlman, dated February 1, 1994.
10.02   Executive Employment Agreement between the Company          E
        and Stephen B. Morris, dated June 7, 1993.
10.03   Executive Employment Agreement between the Company          E
        and Patrick C. Sommers, dated June 7, 1993.
10.04   Executive Employment Agreement between the Company          E
        and Ronald L. Turner, dated June 7, 1993.
10.05   Directors Deferred Compensation Plan - 1993                 E
        Restatement (As amended through December 13, 1993).
10.06   1990 Long-Term Incentive Plan (1992 restatement)            E
        (incorporated by reference to Exhibit 10.07 to the
        Company's Annual Report on Form 10-K for the year
        ended December 31, 1992 (File No. 1-1969)).
10.07   1993 Long-Term Incentive Plan (As amended through
        December 13, 1993).
10.08   Description of Registrant's Annual Executive Incentive      IBR
        Plan (incorporated by reference to Exhibit 10.08 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1969)).
10.09   Benefit Equalization Plan and First Declaration of          IBR
        Amendment to the Benefit Equalization Plan, effective as
        of January 1, 1989 (incorporated by reference to
        Exhibit 10.09 to the Company's Annual Report on Form 10-K
        for the year ended December 31, 1990 and to Exhibit 10.23
        to the Company's Annual Report on Form 10-K for the year
        ended December 31, 1989 (File No. 1-1969)).
10.10   Benefits Protection Trust (As amended through               IBR
        July 29, 1988) (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year
        ended December 31, 1988 (File No. 1-1969)).
10.11   Form of Indemnification Agreement between Registrant and    IBR
        its directors (incorporated by reference to Exhibit 10.11
        to the Company's Annual Report on Form 10-K for the year
        ended December 31, 1991 (File No. 1-1969)).
10.12   Credit Agreement, dated as of June 30, 1993, among the      IBR
        Company, Bank of America N.T. & S.A. as Agent and the
        other Financial Institutions parties thereto (the "Credit Agreement") (incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the
        quarter ended June 30, 1993 (File No. 1-1969)).
10.13   First Amendment to the Credit Agreement (incorporated by    IBR
        reference to Exhibit 10.01 to the Company's Quarterly
        Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-1969)).

10.14   Form of Underwriting Agreement among the Company, Bear,     IBR
        Stearns & Co. Inc., Cowen & Company and Piper Jaffray, Inc., dated December 16, 1993 (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on
        Form S-3 (File No. 33-50959)).

10.15 Employee Non-Statutory Stock Option Award Agreement between E the Company and Lawrence Perlman, dated February 3, 1993.

11.     Statement re computation of earnings (loss) per share       E

12.     Statements re computation of ratios                         E

13.     Pages 1 and 20 through 53 of the Company's 1993 Annual      E
        Report to Stockholders

22.     Subsidiaries of the Company                                 E

24.     Consent of Independent Auditors                             E

25.     Power of Attorney                                           E