Form 10-Q
period 1994-03-31
CERIDIAN CORP
filed 1994-05-12
CIK 109758

                                    FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549



        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended          March 31, 1994



   Commission file number      1-1969




                               CERIDIAN CORPORATION
              (Exact name of registrant as specified in its charter)


                 Delaware                                     52-0278528
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                 Identification No.)


      8100 34th Avenue South, Minneapolis, Minnesota               55425
         (Address of principal executive offices)                (Zip Code)


   Registrant's telephone number, including area code      (612)853-8100


   (Former name, former address and former fiscal year if changed from last report)



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES    X     NO



   The number of shares of registrant's Common Stock, par value $.50 per share, outstanding as of April 30, 1994, was 44,466,968.

                      CERIDIAN CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q


                                      INDEX

                                                                        Pages

   Part I.   Financial Information


        Item 1.  Financial Statements

             Consolidated Statements of Operations
             for the three month periods ended
             March 31, 1994 and 1993 .................................      3

             Consolidated Balance Sheets as of
             March 31, 1994 and December 31, 1993 ....................      4

             Consolidated Statements of Cash Flows for the three
             month periods ended March 31, 1994 and 1993 .............      5

             Notes to Consolidated Financial Statements ..............   6- 7

             In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as set forth in the notes to consolidated financial statements) necessary to present fairly the financial position as of March 31, 1994, and results of operations and cash flows for the three month periods ended March 31, 1994 and 1993.

             The results of operations for the three month period ended March 31, 1994, are not necessarily indicative of the results to be expected for the full year.

             The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .................   8-13


   Part II.  Other Information

        Item 6.  Exhibits and Reports on Form 8-K ....................     14

   Signature .........................................................     15

   Exhibit 11. Statement re computation of per share earnings ........     16

   FORM 10-Q
   PART I.  FINANCIAL INFORMATION
   ITEM I.  FINANCIAL STATEMENTS

   CONSOLIDATED STATEMENTS OF OPERATIONS            Ceridian Corporation
   (Unaudited)                                      and Subsidiaries

                                             For Periods Ended March 31,
                                                    Three Months
                                                  1994          1993
                            (Dollars in millions, except per share data)
   Revenue
     Product sales                              $ 112.5       $ 109.7
     Services                                     108.8         114.7

        Total                                     221.3         224.4

   Cost of revenue
     Product sales                                 90.3          88.5
     Services                                      48.3          63.8

        Total                                     138.6         152.3

   Gross profit                                    82.7          72.1

   Operating expenses
     Selling, general and
       administrative                              46.9          43.0
     Technical expense                             12.8          12.2
     Other expense (income)                         0.4          --
   Earnings before interest and taxes              22.6          16.9

     Interest income                                1.9           1.6
     Interest expense                              (0.4)         (4.0)

   Earnings before income taxes                    24.1          14.5

   Income tax provision                             1.9           1.6

   Net earnings                                 $  22.2       $  12.9

   Preferred stock dividends                        3.2          --

   Net earnings available to common
     stockholders                               $  19.0       $  12.9

   Primary earnings per share                   $   0.42      $   0.30

   Fully-diluted earnings per share             $   0.40      $   0.30

   Weighted average common shares
     and equivalents outstanding (000's)
        Primary                                  45,584        42,833
        Fully-diluted                            55,968        42,833

   See notes to consolidated financial statements.

   FORM 10-Q
   CONSOLIDATED                                      Ceridian Corporation
   BALANCE SHEETS (Unaudited)                        and Subsidiaries
                                             March 31,       December 31,
   Assets                                       1994             1993
                                                      (In Millions)

   Cash and equivalents                        $   120.0     $   112.4
   Short-term investments                           78.8         103.4
   Trade and other receivables, net                128.7         133.0
   Inventories                                      26.4          30.9
   Other current assets                              6.3           7.5

        Total current assets                       360.2         387.2

   Investments and advances                         28.3          28.2
   Property, plant and equipment, net               90.1          88.7
   Other noncurrent assets                         112.7         111.6

        Total assets                           $   591.3     $   615.7


   Liabilities And Stockholders' Equity


   Short-term debt and current
    portion of long-term obligations           $     1.7     $     3.1
   Accounts payable                                 33.3          40.0
   Customer advances                                27.7          47.6
   Deferred income                                  26.2          22.9
   Accrued taxes                                    54.1          54.2
   Employee compensation and benefits               38.2          44.4
   Restructure reserves, current portion            35.5          44.8
   Other accrued expenses                           65.9          59.4

        Total current liabilities                  282.6         316.4

   Long-term obligations, less current portion      16.2          16.3
   Deferred income taxes                             7.2           6.4
   Restructure reserves, less current portion       51.1          63.2
   Other noncurrent liabilities                    101.7         102.1
   Stockholders' equity                            132.5         111.3
        Total liabilities and stockholders'
         equity                                $   591.3     $   615.7

   See notes to consolidated financial statements.

   FORM 10-Q
   CONSOLIDATED STATEMENTS OF                        Ceridian Corporation
   CASH FLOWS (Unaudited)                            and  Subsidiaries
                                              For Periods Ended March 31,
                                                     Three Months
                                                  1994           1993
                                                     (In Millions)
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                $    22.2     $    12.9
   Adjustments to reconcile earnings (loss)
     to net cash provided by (used for)
     operating activities:
       Depreciation                                  6.6           6.6
       Amortization of deferred assets               0.9           0.8
       Restructure reserves:
         Reserves utilized                         (22.2)        (30.5)
       Net change in working capital items:
         Trade and other receivables               (11.9)         12.1
         Inventories                                 4.5           3.2
         Other current assets                        1.2          (1.9)
         Accounts payable                           (6.7)          5.9
         Customer advances and deferred income     (16.7)         (0.2)
         Other current liabilities                   0.4          (5.7)
       Other                                        (2.4)          1.2
       Net cash provided by (used for)
         operating activities                      (24.1)          4.4

   CASH FLOWS FROM INVESTING ACTIVITIES
   Expended for capital assets and software         (7.7)         (6.3)
   Short-term investments                           24.6          18.4
   Proceeds from sales of businesses,
    investments and capital assets                   2.0           0.1
   Other                                             0.1          --
       Net cash provided by (used for)
         investing activities                       19.0          12.2

   CASH FLOWS FROM FINANCING ACTIVITIES
   Short-term debt, net                             (1.6)         --
   Reduction of long-term debt                      --            (1.8)
   Proceeds from sale of 5-1/2% Preferred Stock     15.0          --
   Preferred stock dividends                        (3.2)         --
   Exercise of stock options and other               2.5           0.4
       Net cash provided by (used for)
         financing activities                       12.7          (1.4)

   NET CASH PROVIDED (USED)                          7.6          15.2
   Cash and equivalents at beginning of period     112.4          88.4
   Cash and equivalents at end of period       $   120.0     $   103.6

   See notes to consolidated financial statements.

                                    FORM 10-Q
                      CERIDIAN CORPORATION AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                                  March 31, 1994
                              (Dollars in millions)
                                   (Unaudited)

   CASH AND SHORT-TERM INVESTMENTS

        The Company has an arrangement with an independent investment manager to invest its cash in excess of estimated current requirements in investment-grade fixed income securities which may have final maturities of up to two years. Investments which are readily convertible to cash within three months of purchase are classified in the balance sheet as cash equivalents. Investments with longer maturities are considered available-for-sale under FAS 115, adopted January 1994, and reported in the balance sheet as short-term investments. The fair value of short-term investments is not materially different from their amortized cost, and the amount of investments expected to be held more than one year beyond the balance sheet date is not considered material. Net changes in short-term investments, which are shown as investing cash flows in the Statements of Cash Flows, may relate to investment decisions by the independent investment manager as well as to changes in the cash needs of the Company.



   STOCKHOLDERS' EQUITY
                                                 March 31,    December 31,
                                                    1994        1993
     5-1/2% Cumulative Convertible Exchangeable
       Preferred Stock, $100 par value
       (liquidation preference of $236.0)
       Shares issued and outstanding 47,200     $     4.7     $     4.7
     Common Stock
       Par value - $.50
       Shares authorized - 100,000,000
       Shares issued - 44,487,266 and
        44,263,369                                   22.2          22.1
       Shares outstanding - 44,403,028 and
        44,181,631
     Additional paid-in capital                     826.2         824.2
     Accumulated deficit                           (710.8)       (729.8)
     Foreign currency translation adjustments        (2.0)         (2.0)
     Restricted stock awards                         (2.1)         (2.2)
     Pension liability adjustment                    (4.1)         (4.1)
     Treasury stock, at cost (84,238 and 81,738      (1.6)         (1.6)
      common shares)
           Total stockholders' equity           $   132.5     $    111.3

                                    FORM 10-Q
                      CERIDIAN CORPORATION AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                                  March 31, 1994
                              (Dollars in millions)
                                   (Unaudited)

   RECEIVABLES                            March 31,  December 31,
                                            1994       1993

   Trade, less allowance                   $ 66.5      $ 69.2
   Unbilled                                  54.4        45.5
   Other                                      7.8        18.3
        Total                              $128.7      $133.0

        The decrease in other receivables is due principally to the collection in January 1994 of a $15.5 receivable representing a commitment by the underwriters of the Company's December 1993 offering of 5 1/2% Preferred Stock to exercise their overallotment option to the extent of an additional 320,000 Depositary Shares. This amount, less certain expenses related to that offering, is presented as a $15.0 financing cash inflow in the accompanying Consolidated Statements of Cash Flows.

                      CERIDIAN CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                  March 31, 1994

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Results of Operations

        For the quarter ended March 31, 1994, Ceridian Corporation (the "Company") reported net earnings after preferred stock dividends of $19.0 million, or $.40 per fully-diluted share of common stock, on revenue of $221.3 million, compared to net earnings of $12.9 million, or $.30 per common share, on revenue of $224.4 million for the first quarter 1993.

        The following table sets forth revenue for the Company, its two industry segments and the businesses that comprise those segments for the three month periods ended March 31, 1994 and March 31, 1993, respectively:

                                              Periods Ended March 31,
                                                    Three Months
   (Dollars in millions)                           1994          1993

   Information Services Segment
     Arbitron Company                           $  28.3       $  42.8
     Ceridian Employer Services                    77.5          61.2
     Other Services(1)                              4.6           5.2
       Total Information Services                 110.4         109.2

   Defense Electronics Segment
     Computing Devices International(2)           110.9         115.2

         Total Revenue                          $ 221.3       $ 224.4
   _____________________
        (1) Primarily consists of revenue from TeleMoney Services and the Company's related computer and network operations, which were sold in May 1994.
        (2) Responsibility for the Company's Business Information Services operation ("BIS") was transferred to Computing Devices effective January 1, 1994. BIS' results for the 1993 and 1994 periods are included in Computing Devices' results.

                      CERIDIAN CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                  March 31, 1994


   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Results of Operations (cont.)

        The following table sets forth the percentage of the Company's total revenue by industry segment, the gross profit of each of the Company's industry segments as a percentage of that segment's revenue, and certain items in the consolidated statements of operations as a percentage of total revenue, for the periods indicated.

                                               Quarter Ended March 31,
                                                 1994           1993
   Revenue:
     Information Services                       49.9%          48.7%
     Defense Electronics                        50.1%          51.3%
             Total revenue                     100.0%         100.0%

   Gross profit:
     Information Services                       55.3%          47.3%
     Defense Electronics                        19.4%          17.7%
     Total gross profit                         37.3%          32.1%

   Operating expenses
     Selling, general & administrative          21.1%          19.2%
     Technical                                   5.8%           5.4%
     Other expense (income)                      0.2%             --
        Total operating expenses                27.1%          24.6%

   Earnings before interest & taxes             10.2%           7.5%

   Interest income (expense)                     0.7%          (1.1%)

   Earnings before income taxes                 10.9%           6.4%

   Income tax provision                          0.9%           0.7%

   Preferred stock dividends                     1.4%            --

   Net earnings available to common
     stockholders                                8.6%           5.7%

                      CERIDIAN CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                  March 31, 1994


   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


   Results of Operations (cont.)

        Revenue. The slight increase in Information Services' revenue from the first quarter 1993 to the first quarter 1994 reflected revenue growth in Employer Services that was almost entirely offset by a revenue decrease in Arbitron. The largest portion of the revenue growth in Employer Services related to its payroll tax filing operations, reflecting the October 1993 acquisition of the Systems Tax Service ("STS") tax filing business and a higher percentage of Employer Services' payroll processing customers electing to also utilize its tax filing service, thereby resulting in increased fees and increased interest income due to larger average balances of payroll tax filing deposits in the 1994 quarter. Revenue from Employer Services' payroll processing operations increased approximately 10%, benefitting from new customer installations and an increased retention rate for existing customers. Employer Services' revenue and profitability tend to be the greatest in the first and fourth quarters of each year because of customers' year-end reporting requirements and greater tax filing deposit balances in the first quarter. The acquisition of STS has increased the first quarter orientation of this seasonality. The revenue decrease in Arbitron was principally due to the discontinuance of Arbitron's television ratings service, which had provided $13.3 million of revenue in the first quarter 1993, effective the end of 1993. Also contributing to the decrease was the year-end 1993 transfer of contracts with certain advertising agencies for commercial monitoring services from Arbitron to the Competitive Media Reporting joint venture ("CMR"), which decreased Arbitron's revenue in the quarterly comparison by about $3 million. Revenue from the other aspects of Arbitron's business, principally its radio ratings service, increased approximately 7% in the quarterly comparison.

        The decrease in Computing Devices' revenue in the quarterly comparison was due to the near completion at year-end 1993 of a contract to manufacture equipment for Control Data Systems, Inc. and the July 1993 sale of the Company's Barrios Technology subsidiary, activities which together had provided $15.1 million of revenue in the first quarter 1993. Partially offsetting this decrease were increased billings under the Iris contract to provide a communications system to the Canadian defense department.

        Gross Margin. The most significant factor in the gross margin improvement in Information Services was the discontinuance of Arbitron's unprofitable television ratings service at the end of 1993. Employer Services' gross margin increased modestly in the quarterly comparison, primarily reflecting the gross margin improvement in its tax filing operations as a result of the acquisition of STS, the successful consolidation of tax filing activity on STS' more highly automated system and generally higher business volume.

                      CERIDIAN CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                  March 31, 1994


   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


   Results of Operations (cont.)

        The improvement in Computing Devices' gross margin in the quarterly comparison was primarily due to reduced revenue from the manufacture of equipment for Control Data Systems, which had lower gross margins than most other aspects of Computing Devices' business, increased gross margins on the Iris contract as certain developmental milestones have been achieved beginning in the second half of 1993, and actions taken in 1993 to reduce employment levels in Computing Devices' U.S. operations. Partially offsetting these improvements was the gross margin decrease in Computing Devices' U.K. operations, due largely to decreased demand for the production of an avionics computer for the Hawk aircraft.

        Operating Expenses. The Company-wide increase in selling, general and administrative ("SG&A") expenses, both in dollars and as a percentage of revenue, reflected increases in both industry segments.

        In Information Services, SG&A expenses increased from 30.7% of revenue in the first quarter 1993 to 33.3% of revenue in the first quarter 1994.
   The primary factor in this percentage increase was the sizeable decrease in Arbitron's revenue as a result of the discontinuance of its television ratings service, and the proportionately smaller decrease in SG&A expenses. To a significant degree, this reflects the past dependence of the radio and television services on a common support structure and the need to continue much of that structure for the radio ratings service. Although the dollar amount of SG&A expenses, particularly selling expense, increased in Employer Services in the quarterly comparison, these expenses decreased as a percentage of revenue. SG&A expenses were reduced in both dollars and as a percentage of revenue in Other Services, reflecting actions affecting the Company's network operations. Computing Devices' SG&A expenses increased from 7.5% to 8.0% of revenue in the quarterly comparison, primarily due to increased selling expense in its Business Information Services operation.

        Technical expense for the Company, which includes research and development, product improvement and bid and proposal costs, increased from 5.4% of revenue in the first quarter 1993 to 5.8% of revenue in the first quarter 1994. Contributing to this increase was the rise in research and development expenses in Computing Devices, which increased from 4.6% of revenue in the first quarter 1993 to 5.3% of revenue in the first quarter 1994. Other expense in the first quarter 1994 primarily consisted of the Company's share of the loss of the CMR joint venture.

        Earnings Before Interest and Taxes. The increase in the Company's earnings before interest and taxes ("EBIT") from the first quarter 1993 to the first quarter 1994 was primarily due to increased EBIT in the Information Services segment, reflecting increased EBIT in both Employer Services and Arbitron, and reduced losses in Other Services. Information

                      CERIDIAN CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                  March 31, 1994

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Results of Operations (cont.)

   Services' EBIT increased from 10.2% of revenue in the first quarter 1993 to 17.1% in the first quarter 1994. Over the same period, Computing Devices' EBIT increased from 5.7% to 6.1% of revenue.

        Interest Income and Expense and Taxes. The decrease in interest expense from the first quarter 1993 to the first quarter 1994 reflected the redemption at the end of 1993 of $163.5 million in principal amount of the Company's 8 1/2% Convertible Subordinated Debentures with the majority of the proceeds of the sale of the Company's 5 1/2% Cumulative Convertible Exchangeable Preferred Stock ("5 1/2% Preferred Stock"). The increase in interest income in the quarterly comparison reflected the higher balances of cash, cash equivalents and short-term investments in the first quarter 1994 as a result of the 5 1/2% Preferred Stock offering. The provisions for income taxes for the first quarter of 1993 and 1994 primarily represent tax charges related to the Company's international operations.

   Financial Condition

        The Company's cash, cash equivalents and short-term investments decreased from $215.8 million at December 31, 1993 to $198.8 million at March 31, 1994. The portion of the December 31 balance that represented amounts subject to restrictions was $22.7 million, while the comparable March 31 figure was $3.1 million. The majority of the restricted cash at year-end 1993 represented the remaining portion of a customer advance received in connection with Computing Devices' Iris contract, while the restricted cash at March 31 represented amounts pledged in connection with Employer Services' interest rate swap agreements and in connection with letters of credit required by Computing Devices' Canadian subsidiary.

        In April 1994, the Company received $34 million as the last scheduled customer advance in connection with the Iris contract, and in May 1994 received $24.7 million from the sale of its TeleMoney business. In connection with that sale, the Company has agreed to pay various costs associated with the transaction and the business, and to purchase future services from the business on a take-or-pay basis.

        During the first three months of 1994, operating cash flows, consisting for the most part of net earnings adjusted to a cash basis, restructuring payments and the net change in working capital items utilized $24.1 million of cash, after having provided $4.4 million of cash in the first quarter 1993. Net earnings adjusted to a cash basis provided cash of $27.3 million in the first quarter 1994 and $21.5 million in the first quarter 1993. An increase in working capital utilized $29.2 million of cash in the 1994 period, while a reduction in working capital provided $13.4 million of cash in the 1993 period. Reflected in the first quarter 1994 cash utilized in connection with working capital items was a $19.9 million reduction in customer advances and an $11.9 million increase in trade and other receivables. Both of these changes principally related to Computing Devices' Iris contract, as the most recent in a series of semiannual

                      CERIDIAN CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                  March 31, 1994

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Financial Condition (cont.)

    customer advances in connection with that contract was utilized. Payments of restructure liabilities were $22.2 million and $30.5 million in the first quarters of 1994 and 1993, respectively. The first quarter 1994 restructure payments included amounts attributable to the discontinuance of Arbitron's television ratings service, amounts payable in connection with excess facilities, and amounts paid in connection with the Company's disposition of its remaining interests in Business and Technology Centers ("BTCs") and BTC partnerships. At March 31, 1994, the Company reported accrued restructure liabilities of $86.6 million. The portion of these liabilities estimated to require cash outlays during the remainder of 1994 is approximately $25 million.

        Investing activities provided $19.0 million of cash during the first quarter 1994 and $12.2 million in the first quarter 1993. Cash provided from the of short-term investments totalled $24.6 million and $18.4 million in the 1994 and 1993 first quarter, respectively, as the Company's independent investment manager reduced average maturities in both periods. Amounts expended for capital assets and software in those periods totalled $7.7 million and $6.3 million, in the respective periods.

        Cash flows from financing activities produced $12.7 million in cash during the first quarter 1994, primarily due to the receipt of an additional $15.0 million in net cash proceeds from the closing of the sale by the Company of additional shares of 5 1/2% Preferred Stock, as a result of the underwriters' exercise of their overallotment option. During the first quarter 1993, financing activities used $1.4 million of cash.

        Under the Iris contract, Computing Devices has received semiannual advance payments from the Canadian Government, generally in April and October of each year, each such payment covering a substantial portion of the expected contract billings prior to the next scheduled advance payment. As noted, the last of these advance payments was received in April 1994. Computing Devices is now receiving monthly progress payments under that contract, each of which will be subject to a percentage holdback. On the achievement of each quarterly milestone, 50% of the cumulative holdback will be released. This change in the contractual payment mechanism during 1994 will substantially increase the working capital requirements of Computing Devices in 1994 and future years as compared to 1993.

        During May 1994, the Company expects to conclude a one year extension of its $35 million domestic revolving credit facility which was otherwise scheduled to expire on May 31, 1994. Under the expected terms of the extension, the Company would be provided with credit availability equal to the lesser of $35 million or 75% of the amount of its eligible accounts receivable until May 30, 1995, all of which may be used to obtain revolving loans or standby letters of credit which may not have a final expiration date later than May 30, 1996. The Company expects that the credit facility as extended will be unsecured. At April 30, 1994, there were $4.5 million in letters of credit and no revolving loans outstanding under the facility.

                      CERIDIAN CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                  March 31, 1994

   Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits.

             Exhibit             Description

              11       Statement re computation of per share
                       earnings

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended March 31, 1994, to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CERIDIAN CORPORATION
                                             Registrant




   Date:  May 12, 1994                  /s/L. D. Gross
                                        L. D. Gross
                                        Vice President and
                                        Corporate Controller
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX

   Exhibit
    No.                    Description                                Code

   11.     Statement re computation of earnings (loss) per share       E


   Legend:   (E)   Electronic Filing