Form 10-Q
period 1994-06-30
CERIDIAN CORP
filed 1994-08-03
CIK 109758

                                    FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549



        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended               June 30, 1994



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

                              YES    X     NO



   The number of shares of registrant's Common Stock, par value $.50 per share, outstanding as of June 30, 1994, was 44,545,485.

                      CERIDIAN CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q


                                      INDEX

                                                                        Pages

   Part I.   Financial Information


        Item 1.  Financial Statements

             Consolidated Statements of Operations
             for the three and six month periods ended
             June 30, 1994 and 1993 ..............................          3

             Consolidated Balance Sheets as of
             June 30, 1994 and December 31, 1993 .................          4

             Consolidated Statements of Cash Flows for the six
             month periods ended June 30, 1994 and 1993 ..........          5

             Notes to Consolidated Financial Statements ..............    6-8

             In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as set forth in the notes to consolidated financial statements) necessary to present fairly the financial position as of June 30, 1994, and results of operations for the three and six month periods and cash flows for the six month periods ended June 30, 1994 and 1993.

             The results of operations for the six month period ended June 30, 1994, are not necessarily indicative of the results to be expected for the full year.

             The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .................   9-15


   Part II.  Other Information

        Item 1.  Legal Proceedings....................................     16

        Item 4.  Submission of Matters to a Vote of Security Holders..     17

        Item 6.  Exhibits and Reports on Form 8-K ....................  17-18

   Signature .........................................................     19

   FORM 10-Q
   PART I.  FINANCIAL INFORMATION
   ITEM I.  FINANCIAL STATEMENTS

   CONSOLIDATED STATEMENTS OF OPERATIONS              Ceridian Corporation
   (Unaudited)                                        and  Subsidiaries
                                          For Periods Ended June 30,
                                    Three Months           Six Months
                                   1994      1993       1994      1993
                             (Dollars in millions, except per share data)
   Revenue
     Product sales               $ 124.3   $ 115.8    $ 236.8   $ 225.5
     Services                       94.2     110.1      203.0     224.8

        Total                      218.5     225.9      439.8     450.3

   Cost of revenue
     Product sales                  99.0      94.9      189.3     183.4
     Services                       44.5      65.0       92.8     128.8

        Total                      143.5     159.9      282.1     312.2

   Gross profit                     75.0      66.0      157.7     138.1

   Operating expenses
     Selling, general and
      administrative                46.4      42.8       93.3      85.8
     Technical expense              13.5      12.4       26.3      24.6
     Other expense (income)          0.1      (0.6)       0.5      (0.6)
   Earnings before interest
    and taxes                       15.0      11.4       37.6      28.3

     Interest income                 3.2       2.1        5.1       3.7
     Interest expense               (0.4)     (4.1)      (0.8)     (8.1)

   Earnings before income taxes     17.8       9.4       41.9      23.9
   Income tax provision              1.4       1.0        3.3       2.6

   Net earnings                  $  16.4   $   8.4    $  38.6   $  21.3
   Preferred stock dividends         3.2       0.0        6.5       0.0

   Net earnings available to
    common stockholders          $  13.2   $   8.4    $  32.1   $  21.3

   Primary earnings per share    $  0.29   $  0.20    $  0.70   $  0.50

   Fully diluted earnings per
    share                        $  0.29   $  0.20    $  0.69   $  0.50
   Weighted average common
    shares and equivalents
    outstanding (000's)

      Primary                     45,840    42,883     45,716    42,858

      Fully diluted               56,224    42,883     56,100    42,858
   See notes to consolidated financial statements.

                                   - 3 -

   FORM 10-Q
   CONSOLIDATED                                      Ceridian Corporation
   BALANCE SHEETS (Unaudited)                        and Subsidiaries
                                              June 30,       December 31,
   Assets                                       1994             1993
                                                      (In Millions)

   Cash and equivalents                        $   128.8     $   112.4
   Short-term investments                           63.7         103.4
   Trade and other receivables, net                126.8         133.0
   Inventories                                      27.0          30.9
   Other current assets                              6.7           7.5

        Total current assets                       353.0         387.2

   Investments and advances                         29.6          28.2
   Property, plant and equipment, net               91.5          88.7
   Other noncurrent assets                         190.1         111.6

        Total assets                           $   664.2     $   615.7


   Liabilities And Stockholders' Equity


   Current portion of long-term
    obligations                                $     2.0     $     3.1
   Accounts payable                                 35.7          40.0
   Customer advances and deferred income            74.3          70.5
   Accrued taxes                                    54.0          54.2
   Employee compensation and benefits               48.2          44.4
   Restructure reserves, current portion            31.0          44.8
   Other accrued expenses                           72.0          59.4

        Total current liabilities                  317.2         316.4

   Long-term obligations, less current portion      15.5          16.3
   Deferred income taxes                             8.0           6.4
   Restructure reserves, less current portion       74.1          63.2
   Other noncurrent liabilities                    102.9         102.1
   Stockholders' equity                            146.5         111.3
        Total liabilities and
         stockholders' equity                  $   664.2     $   615.7

   See notes to consolidated financial statements.














   FORM 10-Q
   CONSOLIDATED STATEMENTS OF                        Ceridian Corporation
   CASH FLOWS (Unaudited)                            and Subsidiaries
                                               For Periods Ended June 30,
                                                      Six Months
                                                  1994           1993
                                                     (In Millions)
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                $    38.6     $    21.3
   Adjustments to reconcile earnings (loss)
     to net cash provided by (used for)
     operating activities:
       Depreciation                                 12.6          12.9
       Amortization of deferred assets               1.8           1.5
       Restructure reserves:
         Reserves utilized                         (34.7)        (39.2)
       Net change in working capital items:
         Trade and other receivables                (5.6)         10.6
         Inventories                                 3.6           9.4
         Other current assets                        1.6          (1.7)
         Accounts payable                           (4.8)         12.6
         Customer advances and deferred income     (12.2)          7.9
         Other current liabilities                   4.3         (14.8)
       Other                                         0.5           3.3
       Net cash provided by (used for)
         operating activities                        5.7          23.8

   CASH FLOWS FROM INVESTING ACTIVITIES
   Expended for capital assets and software        (16.6)        (14.9)
   Expended for business acquisitions              (56.3)         --
   Short-term investments                           39.7           0.8
   Proceeds from sales of businesses,
    investments and capital assets                  33.5           1.2
   Other                                             0.2          --
       Net cash provided by (used for)
         investing activities                        0.5         (12.9)

   CASH FLOWS FROM FINANCING ACTIVITIES
   Short-term debt, net                             (1.6)         (0.4)
   Proceeds from sale of 5-1/2% Preferred Stock     15.0          --
   Preferred stock dividends                        (6.5)         --
   Exercise of stock options and other               3.6           0.6
       Net cash provided by (used for)
         financing activities                       10.5           0.2

       Effect of exchange rate changes on cash      (0.3)          1.3

   NET CASH PROVIDED (USED)                         16.4          12.4
   Cash and equivalents at beginning of period     112.4          88.4
   Cash and equivalents at end of period       $   128.8     $   100.8

   See notes to consolidated financial statements.

                                    FORM 10-Q
                      CERIDIAN CORPORATION AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                                  June 30, 1994
                              (Dollars in millions)
                                   (Unaudited)
   CASH AND SHORT-TERM INVESTMENTS

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

   COMMITMENTS AND CONTINGENCIES

        During second quarter 1994, Ceridian added another intermediate-term interest rate swap agreement to increase the notional amount of its outstanding agreements with two financial institutions from $150.0 to $175.0. The Company also obtained a release from the requirement to cash collateralize certain of these arrangements . The purpose of these agreements is to effectively convert a portion of the interest which the Company earns from deposits held by Employer Services on behalf of payroll tax filing customers from a floating to a fixed rate basis. The Company considers the risk of accounting loss through nonperformance under these agreements to be negligible.

   RESTRUCTURE LOSS (GAIN)

        During second quarter 1994, the Company recorded restructure gains of $7.8 from the sale of its TeleMoney Services and related data services operations and $7.2 from the final settlement of a tax-sharing arrangement with a former subsidiary. These gains were offset by a provision for costs related to age discrimination litigation arising out of downsizing actions taken by the Company in past years (see Part II, Item 1 of this report).

   RECEIVABLES
                                                 June 30,    December 31,
                                                   1994         1993
   Trade and Other Receivables, Net:
     Trade, less allowance of $6.0 and $5.4    $   64.3      $    69.2
     Unbilled                                      58.0           45.5
     Other                                          4.5           18.3

       Total                                   $  126.8      $   133.0


                                    FORM 10-Q
                      CERIDIAN CORPORATION AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                                  June 30, 1994
                              (Dollars in millions)
                                   (Unaudited)

   INVESTMENTS AND ADVANCES

        In May 1994 Ceridian sold its TeleMoney Services and related network and computer center operations to First Data Resources Inc. and received $24.3 of net cash proceeds. Under the sale agreement, the Company committed to use certain data services to be provided by the sold operations on a take-or-pay basis over a period ending April 30, 1995, to provide temporary facilities space for certain of the sold operations, and certain other obligations, which were recorded as restructure reserves. After consideration of these obligations and the carrying value of net assets sold, the Company recognized a restructuring gain from the sale of $7.8.

        Also in May 1994, Ceridian received the final cash payment of $7.2 under a tax-sharing arrangement with Commercial Credit Company, a former subsidiary of the Company which was sold in 1986, and its successor, which was recorded as a restructuring gain.

        As described in a Form 8-K filed on July 11, 1994, Ceridian acquired on June 24, 1994, Tesseract Corporation, a California corporation ("Tesseract") headquartered in San Francisco, by means of a merger transaction involving Tesseract and Braemar Acquisition Corp., a wholly-owned subsidiary of the Company. Tesseract, as the surviving corporation, became a wholly-owned subsidiary of the Company as a result of the merger. The merger transaction, which was accounted for as a purchase, resulted in the recording of $75.6 of goodwill determined by reference to the payments of $60.0 to the sellers and $1.5 in direct acquisition costs and the net liabilities of Tesseract, after acquisition adjustments, of $14.1. Included in the net liabilities of Tesseract were $7.2 of cash balances, which reduced the net cash outflow for the acquisition, $5.3 of receivables, $1.6 of capital assets, $l6.6 of deferred income, $7.0 of accrued employee compensation and benefits and $4.8 of other accrued expenses. The goodwill will be amortized over a 15-year period.


   OTHER NONCURRENT ASSETS
                                           June 30,    December 31,
                                             1994           1993
     Goodwill                              $ 109.3      $    35.4
     Software                                  8.3            8.2
     Prepaid pension cost                     68.8           64.0
     Intangibles and other                     3.7            4.0

       Total                               $ 190.1      $   111.6

                                    FORM 10-Q
                      CERIDIAN CORPORATION AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                                  June 30, 1994
                              (Dollars in millions)
                                   (Unaudited)
   EARNINGS PER SHARE

        For 1994, primary earnings per share is calculated by dividing the net earnings available to common stockholders by the weighted average of outstanding common stock and common stock equivalents. Common stock equivalents represent the outstanding dilutive stock options less the number assumed repurchased, at the average market price of the Company's stock during the reporting period, with the proceeds from an assumed exercise of those options. Fully diluted earnings per share assumes that the Company's 5 1/2% Preferred Stock was converted to common shares at the beginning of the reporting period. Therefore, the calculation uses net earnings without reduction for preferred stock dividends divided by weighted average common shares and common share equivalents plus the additional common shares which would have resulted from the assumed conversion. The detailed calculation of these amounts appears in Exhibit 11 elsewhere in this report.

   STOCKHOLDERS' EQUITY
                                                  June 30,    December 31,
                                                    1994        1993
     5-1/2% Cumulative Convertible Exchangeable
      Preferred Stock, $100 par value
      (liquidation preference of $236.0)
      Shares issued and outstanding 47,200      $     4.7     $     4.7
     Common Stock
       Par value - $.50
       Shares authorized - 100,000,000
       Shares issued - 44,629,723 and
        44,263,369                                   22.3          22.1
       Shares outstanding - 44,545,485 and
        44,181,631
     Additional paid-in capital                     827.7         824.2
     Accumulated deficit                           (697.7)       (729.8)
     Foreign currency translation adjustments        (2.7)         (2.0)
     Restricted stock awards                         (2.1)         (2.2)
     Pension liability adjustment                    (4.1)         (4.1)
     Treasury stock, at cost (84,238 and
      81,738 common shares)                          (1.6)         (1.6)
           Total stockholders' equity           $   146.5     $   111.3

                      CERIDIAN CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                  June 30, 1994

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Results of Operations

        For the quarter ended June 30, 1994, Ceridian Corporation (the "Company") reported net earnings after preferred stock dividends of $13.2 million, or $.29 per fully diluted share of common stock, on revenue of $218.5 million, compared to net earnings of $8.4 million, or $.20 per common share, on revenue of $225.9 million for the second quarter 1993. For the six months ended June 30, 1994, the Company reported net earnings after preferred stock dividends of $32.1 million, or $.69 per fully diluted share of common stock, on revenue of $439.8 million, compared to net earnings of $21.3 million, or $.50 per common share, on revenue of $450.3 million for the first half of 1993.

        The following table sets forth revenue for the Company, its two industry segments and the businesses that comprise those segments for the three and six month periods ended June 30, 1994 and June 30, 1993, respectively:

                                           Periods Ended June 30,
                                         Three Months       Six Months
                                         1994     1993     1994     1993
                                              (Dollars in millions)
   Information Services Segment
     Arbitron Company                   $ 31.3  $  46.3   $ 59.7  $  89.1
     Ceridian Employer Services           65.6     52.3    143.0    113.4
     Other Services(1)                     1.1      5.1      5.7     10.3
       Total Information Services         98.0    103.7    208.4    212.8

   Defense Electronics Segment
     Computing Devices International(2)  120.5    122.2    231.4    237.5

         Total Revenue                  $218.5  $ 225.9   $439.8  $ 450.3
   _____________________
        (1) Primarily consists of revenue from TeleMoney Services and the Company's related network and computer center operations, which were sold in May 1994.
        (2) Responsibility for the Company's Business Information Services operation ("BIS") was transferred to Computing Devices effective January 1, 1994. BIS' results for the 1993 and 1994 periods are included in Computing Devices' results.

                      CERIDIAN CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                  June 30, 1994


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

   Periods Ended June 30,
                                  Three Months         Six Months
                                 1994      1993      1994      1993
   Revenue:
     Information Services       44.8%     45.9%     47.4%     47.3%
     Defense Electronics        55.2%     54.1%     52.6%     52.7%
   Total revenue               100.0%    100.0%    100.0%    100.0%

   Gross profit:
     Information Services       52.3%     43.7%     53.9%     45.6%
     Defense Electronics        19.7%     16.9%     19.6%     17.3%
     Total gross profit         34.3%     29.2%     35.9%     30.7%

   Operating expenses
     Selling, general &
       administrative           21.3%     18.9%     21.2%     19.1%
     Technical                   6.2%      5.5%      6.0%      5.5%
     Other expense (income)       --      (0.3)%     0.1%     (0.1%)
   Total operating expenses     27.5%     24.1%     27.3%     24.5%

   Earnings before interest
     & taxes                     6.9%      5.0%      8.5%      6.3%

   Interest income (expense)     1.3%     (0.9%)     1.0%     (1.0%)

   Earnings before income
     taxes                       8.1%      4.1%      9.5%      5.3%

   Income tax provision          0.6%      0.4%      0.7%      0.6%

   Preferred stock dividends     1.5%       --       1.5%       --

   Net earnings available to
     common stockholders         6.0%      3.7%      7.3%      4.7%

                      CERIDIAN CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                  June 30, 1994


   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Results of Operations (cont.)

        Revenue. The decrease in Information Services' revenue in both the three and six month comparisons was primarily attributable to the discontinuance of Arbitron's television ratings service, which had provided $27.0 million of revenue in the first half of 1993. Also contributing to the decrease were the year-end 1993 transfer from Arbitron to the Competitive Media Reporting joint venture of contracts with certain advertising agencies for commercial monitoring services, which decreased Arbitron's revenue in the six month comparison by about $6.4 million, and the sale of the Company's TeleMoney Services business in May 1994. Offsetting most of this revenue decrease was revenue growth of approximately 25% in both the quarterly and year-to-date comparisons in Employer Services and of approximately 7% in the other aspects of Arbitron's business, principally its radio ratings service. Somewhat more than half of the revenue growth in Employer Services related to its payroll tax filing operations, reflecting both increased fees and increased interest income primarily as a result of the October 1993 acquisition of the Systems Tax Service ("STS") tax filing business and a higher percentage of Employer Services' payroll processing customers electing to also utilize its tax filing service. The interest income component of the revenue increase reflected both larger average balances of payroll tax filing deposits in the first half of 1994 and somewhat higher interest rates in the second quarter 1994. Revenue from Employer Services' payroll processing operations increased approximately 10% in the three and six month comparisons, reflecting new customer installations and an increased retention rate for existing customers. Employer Services' revenue and profitability tend to be the greatest in the first and fourth quarters of each year because of customers' year-end reporting requirements and greater tax filing deposit balances in the first quarter.

        On June 24, 1994, the Company acquired Tesseract Corporation ("Tesseract"), which designs, develops, markets and supports integrated payroll, human resource management and benefits administration software systems, and provides implementation, consulting, development and on-going maintenance and support services to its customers. Tesseract's product and service offerings are expected to complement those of Employer Services, and its technological expertise and payroll processing software are expected to facilitate the 1995 introduction by Employer Services of upgraded payroll processing system software. Tesseract's revenue in 1994 is expected to be approximately $25 million, but its acquisition is not expected to have a significant impact on the earnings of the Information Services segment in either 1994 or 1995.

        The decrease in Computing Devices' revenue in the quarterly and year-to-date comparisons was due to the near completion at year-end 1993 of a contract to manufacture equipment for Control Data Systems, Inc. and the July 1993 sale of the Company's Barrios Technology subsidiary, activities which together had provided $25.9 million of revenue in the first half of

                      CERIDIAN CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                  June 30, 1994

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Results of Operations (cont.)

   1993. Offsetting the bulk of this decrease were increased billings under the Iris contract to provide a communications system to the Canadian defense department and modestly increased revenue from Computing Devices' U.S. operations.

        Gross Margin. The most significant factor in the gross margin improvement in Information Services in the three and six month comparisons was the discontinuance of Arbitron's unprofitable television ratings service at the end of 1993. In Employer Services, gross profit increased essentially in proportion to revenue growth. Gross margins improved in Employer Services tax filing operations as a result of the acquisition of STS and the successful consolidation of Ceridian's tax filing activity on STS' more highly automated system. This improvement was offset by decreased margins in payroll processing operations, primarily reflecting costs to establish and equip a national customer service center in anticipation of the consolidation of significant portions of Employer Services' customer service operations, and related actions to upgrade communications systems.

        The improvement in Computing Devices' gross margin in the three and six month comparisons was primarily due to reduced revenue from the manufacture of equipment for Control Data Systems, which had lower gross margins than most other aspects of Computing Devices' business, actions taken in 1993 to reduce employment levels in Computing Devices' U.S. operations, and increased gross margins on the Iris contract during the first six months of 1994. Partially offsetting these improvements was the gross margin decrease in Computing Devices' U.K. operations, due largely to decreased demand for the production of an avionics computer.

        Operating Expenses. In Information Services, SG&A expenses increased from 31.4% and 31.0% of revenue in the second quarter and first half of 1993, respectively, to 33.6% and 33.5% of revenue in the second quarter and first half of 1994, respectively. The primary factor in these percentage increases was the sizeable decrease in Arbitron's revenue as a result of the discontinuance of its television ratings service, and the proportionately smaller decrease in its SG&A expenses. In large measure this reflects the time required to effect reductions in such expenses given the past dependence of Arbitron's radio and television services on a common support structure, and provisions established for certain claims and litigation involving Arbitron. SG&A expenses in Employer Services decreased as a percentage of revenue in the three and six month comparisons, but increased in dollars, particularly selling expense. General expense is expected to increase in future periods for Employer Services as it begins to amortize the goodwill arising from the acquisition of Tesseract (see the "Investments and Advances" note to the financial statements in Part I, Item 1 of this report). Computing Devices' SG&A expenses increased modestly in dollars and as a percentage of revenue in the both the quarterly and year-to-date comparisons. SG&A expenses not attributable to either industry segment also increased in the second quarter 1994.

                      CERIDIAN CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                  June 30, 1994

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Results of Operations (cont.)

        Technical expense, which includes research and development, product improvement and bid and proposal costs, was essentially unchanged for the Information Services segment in the three and six month comparisons. Technical expense increased in Computing Devices from 4.5% and 4.6% of revenue in the second quarter and first half of 1993, respectively, to 5.8% and 5.5% of revenue in the second quarter and first half of 1994, respectively. This increase was primarily attributable to concept development efforts intended to attract additional government funding for product development efforts.

        Earnings Before Interest and Taxes. The increase in the Company's earnings before interest and taxes ("EBIT") from the second quarter and first half of 1993 to the comparable periods in 1994 was primarily due to increased EBIT in the Information Services segment, reflecting improvements in both Employer Services and Arbitron. Information Services' EBIT increased from 6.0% to 11.9% of revenue in the three month comparison and from 8.1% to 13.7% of revenue in the six month comparison. Computing Devices' EBIT increased from 5.4% to 6.7% of revenue in the quarterly comparison and from 5.5% to 6.4% of revenue in the year-to-date comparison.

        Interest Income and Expense and Taxes. The decrease in interest expense from the first half of 1993 to the first half of 1994 reflected the redemption at the end of 1993 of $163.5 million in principal amount of the Company's 8 1/2% Convertible Subordinated Debentures with the majority of the proceeds of the sale of the Company's 5 1/2% Cumulative Convertible Exchangeable Preferred Stock ("5 1/2% Preferred Stock"). The increase in interest income in the quarterly and year-to-date comparisons reflected the higher balances of cash and short-term investments in the first half of 1994, primarily as a result of the 5 1/2% Preferred Stock offering, and generally increasing interest rates during the first half of 1994. The provisions for income taxes for the first half of 1993 and 1994 primarily represent tax charges related to the Company's international operations.

   Financial Condition

        The Company's cash and short-term investments decreased from $215.8 million at December 31, 1993 to $192.5 million at June 30, 1994. The portion of the December 31 balance that represented amounts subject to restrictions was $22.7 million, while the comparable June 30 figure was $1.2 million. The majority of the restricted cash at year-end 1993 represented the remaining portion of a customer advance received in connection with Computing Devices' Iris contract, while the restricted cash at June 30 represented amounts pledged in connection with letters of credit required by Computing Devices' Canadian subsidiary.

                      CERIDIAN CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                  June 30, 1994

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Financial Condition (cont.)

        During the first six months of 1994, operating cash flows provided $5.7 million of cash, after having provided $23.8 million of cash in the first half of 1993. Net earnings adjusted to a cash basis provided cash of $53.5 million in the first six months of 1994 and $39.0 million in the first six months of 1993. An increase in working capital utilized $13.1 million of cash in the 1994 period, while a reduction in working capital provided $24.0 million of cash in the 1993 period. Reflected in cash utilized in the first half of 1994 in connection with working capital items was a $12.2 million reduction in customer advances and deferred income, primarily reflecting the utilization of the last in a series of semiannual customer advances in connection with Computing Devices' Iris contract. Computing Devices is now receiving monthly progress payments under that contract, each of which will be subject to a percentage holdback. On the achievement of each quarterly milestone, 50% of the cumulative holdback will be released. This change in the contractual payment mechanism will substantially increase the working capital requirements of Computing Devices in the remainder of 1994 and future years as compared to 1993. Payments of restructure reserves were $34.7 million and $39.2 million in the first six months of 1994 and 1993, respectively. Restructure payments in the first six months of 1994 included amounts attributable to the discontinuance of Arbitron's television ratings service, amounts payable in connection with excess facilities, and amounts paid in connection with the Company's disposition of its remaining interests in Business and Technology Centers and related partnerships.

        At June 30, 1994, the Company reported restructure reserves of $105.1 million, a net increase of $18.5 million during the second quarter 1994.
   The portion of these reserves estimated to require cash outlays during the remainder of 1994 is approximately $20 million. The second quarter 1994 net increase in restructure reserves primarily reflected provisions related to the sale of the TeleMoney business and to age discrimination litigation arising out of downsizing actions taken by the Company in past years (see the "Investments and Advances" and "Restructure Loss (Gain)" notes to the financial statements in Part I, Item 1 of this report, and "Legal Proceedings" in Part II, Item 1 of this report).

        Investing activities provided $0.5 million of cash during the first half of 1994 and utilized $12.9 million in the first half of 1993. Cash received from the liquidation of short-term investments totalled $39.7 million in the first six months of 1994, as the Company's independent investment manager reduced average maturities during the period. Cash of $33.5 million received during the first half of 1994 from the sale of businesses and investments was primarily attributable to the sale of the Company's TeleMoney Services business and from the final settlement of obligations under a tax matters agreement relating to the 1986 sale of Commercial Credit Company. Cash utilized to acquire Tesseract during June 1994, net of Tesseract's cash balances at acquisition, represented $54.3 million of the $56.3 million expended during the first six months of 1994 for acquisitions. Amounts expended for capital assets and software in the first six months of 1994 and 1993 totalled $16.6 million and $14.9 million, respectively.

                      CERIDIAN CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                  June 30, 1994

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Financial Condition (cont.)

        Cash flows from financing activities produced $10.5 million in cash during the first half of 1994, primarily due to the receipt of an additional $15.0 million in net cash proceeds from the closing of the sale by the Company of additional shares of 5 1/2% Preferred Stock, as a result of the underwriters' exercise of their overallotment option.

        During May 1994, the Company concluded a one year extension of its $35 million domestic revolving credit facility. Under the terms of the extension, the Company will be provided with credit availability equal to the lesser of $35 million or 75% of the amount of its eligible accounts receivable until May 30, 1995, all of which may be used to obtain revolving loans or standby letters of credit which may not have a final expiration date later than May 30, 1996. The credit facility as extended is unsecured. At June 30, 1994, there were $4.6 million in letters of credit and no revolving loans outstanding under the facility.

        Under the terms of the extended facility, the Company must maintain a minimum consolidated net worth which is subject to increase based on the Company's net earnings after December 31, 1993 and certain equity contributions to the Company after the same date. As of June 30, 1994, the Company was in compliance with this covenant by $19.4 million. The Company is also required to achieve a prescribed level of operating earnings on a rolling four quarter basis, and is subject to additional covenants which limit debt, liens, contingent obligations, operating leases, investments, cash dividends on common stock, cash repurchases of stock, acquisitions and divestitures. The Company continues to be in compliance with all covenants associated with this credit facility.

        On July 27, 1994, the Company's Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's common stock in open market or privately negotiated transactions. Purchases will be made from time to time at the discretion of Company management, depending on share price and market conditions. The principal reason for adopting the repurchase program is to provide shares to be issued under the Company's employee stock plans, thereby reducing dilution from such plans. The Company's domestic revolving credit agreement limits the amount of cash the Company may expend in connection with such a program to 25% of the amount of the Company's net income in profitable quarters after the first quarter of 1993. As of June 30, 1994, this amount totalled $14.4 million. The Company believes that this limitation, which expires when the credit agreement expires on May 30, 1995, could be modified if desired prior to that time.

        The Company expects to meet its operating cash needs (including accrued restructure liabilities), expenditures for capital assets and software, dividend obligations with respect to the 5 1/2% Preferred Stock and expenditures to repurchase common stock from its existing cash balances, cash flow from operations and proceeds from the exercise of stock options.

                      CERIDIAN CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                  June 30, 1994

   Part II.  Other Information

   Item 1.  Legal Proceedings

        As previously reported in Note O in the financial statements contained in the Company's 1993 Annual Report to Stockholders, which was incorporated by reference into Part I, Item 3 of the Company's 1993 Annual Report on Form 10-K, the Company is a defendant in eight actions filed in U.S. District Court in Minnesota currently involving approximately 320 former employees of the Company as plaintiffs alleging violations of the Age Discrimination in Employment Act. The parties had previously agreed to the establishment of a "test case" process whereby a series of three six-week test trials, each involving twelve randomly selected plaintiffs, was to be conducted. These trials would be determinative as to issues of liability, but not damage amounts, if any, with respect to the plaintiffs involved, and could provide the parties with further information as to the potential resolution of all remaining cases. The first of these trials had been expected to begin in June 1994, but has been postponed until at least the fall of 1994. The Company believes that it acted lawfully in terminating these former employees, but agreed to the test case process and has explored opportunities to settle these claims principally because of the costs to the Company of defending these actions. Although, as previously reported, 92 of the original plaintiffs agreed to settle their claims for approximately $600,000, settlement discussions involving the remaining claimants have so far been unproductive. Nevertheless, the Company believes there is a reasonable possibility that a settlement of the claims of the remaining plaintiffs can be achieved on terms acceptable to the Company. Given this belief, and the Company's estimates of costs to defend these actions, the Company established as of the end of the second quarter 1994 reserves totalling $15 million with respect to these cases. The amount of the reserves includes defense and settlement costs that the Company would be prepared to absorb if settlement were to occur within what the Company considers a reasonable period of time. If settlement did not occur within such time on terms acceptable to the Company, the Company believes the amount of these reserves adequate for a protracted defense of these actions.

                      CERIDIAN CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                  June 30, 1994

   Part II.  Other Information (cont.)

   Item 4.  Submission of Matters to a Vote of Security Holders

        The Company's annual meeting of stockholders was held on May 11, 1994. Of the 44,382,089 shares of the Company's common stock entitled to vote at the meeting, 38,885,034 shares were present at the meeting in person or by proxy.

        The eight people designated by the Company's Board of Directors as nominees for director were elected, with voting as follows:

                             Total Votes     Total Votes
             Nominee             For           Withheld
        Ruth M. Davis        38,160,725         724,309
        Allen W. Dawson      38,162,906         722,128
        Ronald James         38,156,531         728,503
        Richard G. Lareau    38,157,095         727,939
        Charles Marshall     38,163,339         721,695
        Lawrence Perlman     38,152,079         732,955
        Richard W. Vieser    38,159,533         725,501
        Paul S. Walsh        38,156,586         728,448


        Stockholders voted to adopt the Ceridian Restated Certificate of Incorporation. There were 35,285,755 votes cast for the Plan, 1,328,119 votes against the Plan, 217,111 shares specifically abstained from voting on the matter. In addition, 2,054,049 shares present at the meeting were the subject of broker non-votes on this matter.

   Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits.

             Exhibit             Description

             10.01 Amended and Restated Credit Agreement, dated as of May 13, 1994, among the Registrant, Bank of America N.T. & S.A., as Agent and the Other Financial Institutions Parties Thereto (the "Credit Agreement")

             11        Statement re computation of per share
                       earnings

                      CERIDIAN CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                  June 30, 1994

   Item 6.  Exhibits and Reports on Form 8-K (cont.)

        (b)  Reports on Form 8-K

        The following report on Form 8-K was filed by the Company after
        30,
   June     1994, but prior to the filing of this report:

     Report Date


                     Item Reported
                                            Financial Statements Filed

   June 24, 1994   Item 2:  Acquisition    Item 7:  Audited Financial
                   of Tesseract            Statement of Tesseract
                   Corporation             Corporation for the Years
                                           Ended December 31, 1993
                                           and 1992.

                                           Unaudited Financial
                                           Statements of Tesseract
                                           Corporation for the Three
                                           Months Ended March 31, 1994.

                                           Pro forma financial
                                           information reflecting the
                                           combined operations of the
                                           Company and Tesseract
                                           Corporation.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended June 30, 1994, to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CERIDIAN CORPORATION
                                             Registrant




   Date:  August 3, 1994                /s/L. D. Gross
                                        L. D. Gross
                                        Vice President and
                                        Corporate Controller
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX
          Exhibit
            No.                    Description                        Code
          10.01     Amended and Restated Credit Agreement, dated       E
                    as of May 13, 1994, among the Registrant, Bank of America N.T. & S.A., as Agent and the
                    Other Financial Institutions Parties Thereto
                    (the "Credit Agreement")

          11        Statement re computation of per share              E
                    earnings




Legend:  (IBR)  Incorporated by reference from previous filing
           (P)  Printed material
           (E)  Electronic Filing