Form 10-Q
period 1994-09-30
CERIDIAN CORP
filed 1994-11-07
CIK 109758

SECTIONS
Financial Statements            3
Notes to Financial Statements   6
Management's Discussion        10
Other Information              20
Signature                      21

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C., 20549



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1994



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

                           YES    X     NO



The number of shares of registrant's Common Stock, par value $.50 per share, outstanding as of September 30, 1994, was 44,952,595.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q


                                   INDEX

                                                                     Pages

Part I.   Financial Information


     Item 1.  Financial Statements

          Consolidated Statements of Operations
          for the three and nine month periods ended
          September 30, 1994 and 1993 .............................      3

          Consolidated Balance Sheets as of
          September 30, 1994 and December 31, 1993 ................      4

          Consolidated Statements of Cash Flows for the nine
          month periods ended September 30, 1994 and 1993 .........      5

          Notes to Consolidated Financial Statements ..............    6-9

          In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as set forth in the notes to consolidated financial statements) necessary to present fairly the financial position as of September 30, 1994, and results of operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 1994 and 1993.

          The results of operations for the nine month period ended September 30, 1994, are not necessarily indicative of the results to be expected for the full year.

          The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations .................  10-18


Part II.  Other Information

     Item 1.  Legal Proceedings....................................     19

     Item 6.  Exhibits and Reports on Form 8-K ....................     20

Signature .........................................................     21

FORM 10-Q
PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS              Ceridian Corporation
(Unaudited)                                        and  Subsidiaries
                                     For Periods Ended September 30,
                                 Three Months          Nine Months
                                1994      1993       1994      1993
                          (Dollars in millions, except per share data)
Revenue
  Product sales               $ 148.1   $  97.4    $ 384.9   $ 322.9
  Services                       94.3     111.5      297.3     336.3

     Total                      242.4     208.9      682.2     659.2

Cost of revenue
  Product sales                 115.2      75.1      304.5     258.5
  Services                       44.9      63.6      137.7     192.4

     Total                      160.1     138.7      442.2     450.9

Gross profit                     82.3      70.2      240.0     208.3

Operating expenses
  Selling, general and
   administrative                51.3      44.4      148.3     130.2
  Technical expense              13.6      12.6       36.2      37.2
  Other expense (income)         (1.2)     (0.6)      (0.7)     (1.2)
Earnings before interest
 and taxes                       18.6      13.8       56.2      42.1

  Interest income                 2.7       2.0        7.8       5.7
  Interest expense               (0.4)     (4.1)      (1.2)    (12.2)

Earnings before income taxes     20.9      11.7       62.8      35.6
Income tax provision              1.7       1.0        5.0       3.6

Net earnings                  $  19.2   $  10.7    $  57.8   $  32.0
Preferred stock dividends         3.2       --         9.7       --

Net earnings available to
 common stockholders          $  16.0   $  10.7    $  48.1   $  32.0

Primary earnings per share    $  0.35   $  0.25    $  1.05   $  0.75

Fully diluted earnings per
 share                        $  0.34   $  0.25    $  1.03   $  0.75
Weighted average common
 shares and equivalents
 outstanding (000's)

   Primary                     46,191    42,957     45,873    42,891

   Fully diluted               56,575    42,957     56,257    42,891
See notes to consolidated financial statements.

FORM 10-Q
CONSOLIDATED                                      Ceridian Corporation
BALANCE SHEETS (Unaudited)                        and Subsidiaries
                                        September 30,     December 31,
Assets                                       1994             1993
                                                   (In Millions)
Cash and equivalents                        $   146.4     $   112.4
Short-term investments                           50.5         103.4
Trade and other receivables, net                131.2         133.0
Inventories                                      21.3          30.9
Other current assets                              6.3           7.5

     Total current assets                       355.7         387.2

Investments and advances                         30.8          28.2
Property, plant and equipment, net               95.9          88.7
Other noncurrent assets                         204.5         111.6

     Total assets                           $   686.9     $   615.7


Liabilities And Stockholders' Equity


Short-term debt and current
 portion of long-term obligations           $     3.6     $     3.1
Accounts payable                                 26.5          40.0
Customer advances and deferred income            90.0          70.5
Accrued taxes                                    54.9          54.2
Employee compensation and benefits               49.0          44.4
Restructure reserves, current portion            26.9          44.8
Other accrued expenses                           73.6          59.4

     Total current liabilities                  324.5         316.4

Long-term obligations, less current portion      15.5          16.3
Deferred income taxes                             8.8           6.4
Restructure reserves, less current portion       68.9          63.2
Other noncurrent liabilities                    100.8         102.1
Stockholders' equity                            168.4         111.3
     Total liabilities and
      stockholders' equity                  $   686.9     $   615.7

See notes to consolidated financial statements.











FORM 10-Q
CONSOLIDATED STATEMENTS OF                        Ceridian Corporation
CASH FLOWS (Unaudited)                            and Subsidiaries
                                       For Periods Ended September 30,
                                                   Nine Months
                                               1994           1993
                                                  (In Millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                $    57.8     $    32.0
Adjustments to reconcile earnings
  to net cash provided by (used for)
  operating activities:
    Depreciation                                 19.3          19.1
    Amortization of deferred assets               4.1           2.3
    Restructure reserves:
      Reserves utilized                         (44.1)        (49.2)
    Net change in working capital items:
      Trade and other receivables                (9.6)         14.3
      Inventories                                 9.4          10.3
      Other current assets                        2.0          (2.3)
      Accounts payable                          (14.2)          4.2
      Customer advances and
       deferred income                            3.5         (10.4)
      Other current liabilities                  12.6          (4.9)
    Other                                        (9.7)         (1.0)
    Net cash provided by (used for)
      operating activities                       31.1          14.4

CASH FLOWS FROM INVESTING ACTIVITIES
Expended for capital assets and software        (36.8)        (24.1)
Expended for business acquisitions              (56.3)         --
Short-term investments                           52.9           9.6
Proceeds from sales of businesses,
 investments and capital assets                  33.5           4.1
Other                                             0.4           0.1
    Net cash provided by (used for)
      investing activities                       (6.3)        (10.3)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term debt, net                              2.6           1.7
Retirement of long-term debt                     (2.8)         (1.2)
Proceeds from sale of 5-1/2% Preferred Stock     15.5          --
Preferred stock dividends                        (9.7)         --
Exercise of stock options and other               3.9           1.8
    Net cash provided by (used for)
      financing activities                        9.5           2.3

    Effect of exchange rate changes on cash      (0.3)         (0.9)

NET CASH PROVIDED (USED)                         34.0           5.5
Cash and equivalents at beginning of period     112.4          88.4
Cash and equivalents at end of period       $   146.4     $    93.9

See notes to consolidated financial statements.

                                 FORM 10-Q
                   CERIDIAN CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                            September 30, 1994
                           (Dollars in millions)
                                (Unaudited)
CASH AND SHORT-TERM INVESTMENTS

     The Company has an arrangement with an independent investment manager to invest its cash in excess of estimated current requirements in investment-grade fixed income securities which may have final maturities of up to two years. Investments which are readily convertible to cash within three months of purchase are classified in the balance sheet as cash equivalents. Investments with longer maturities are considered available-for-sale under FAS 115, adopted January 1994, and reported in the balance sheet as short-term investments. The fair value of short-term investments is not materially different from their amortized cost, and the amount of investments expected to be held more than one year beyond the balance sheet date is not considered material. Net changes in short-term investments, which are shown as investing cash flows in the Statements of Cash Flows, relate to investment decisions by the independent investment manager as well as to changes in the cash needs of the Company.

COMMITMENTS AND CONTINGENCIES

     With the addition of $25.0 in each of the second and third quarters of 1994, Ceridian raised the notional amount of its outstanding intermediate-term interest rate swap agreements from $150.0 at the beginning of the year to $200.0 at September 30, 1994. In second quarter the Company also obtained a release from the requirement to collateralize certain of these arrangements. The purpose of these agreements is to effectively convert a portion of the interest which the Company earns from deposits held by Employer Services on behalf of payroll tax filing customers from a floating to a fixed rate basis. Year to date performance of the agreements has been nominally favorable. The Company considers the risk of accounting loss through nonperformance under the agreements to be negligible.

RESTRUCTURE LOSS (GAIN)

     During second quarter 1994, the Company recorded restructure gains of $7.8 from the sale of its TeleMoney Services and related data services operations and $7.2 from the final settlement of a tax-sharing arrangement with a former subsidiary. These gains were offset by a provision for costs related to age discrimination litigation arising out of downsizing actions taken by the Company in past years.

                                 FORM 10-Q
                   CERIDIAN CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                            September 30, 1994
                           (Dollars in millions)
                                (Unaudited)


RECEIVABLES
                                          September 30,   December 31,
                                                1994         1993
Trade and Other Receivables, Net:
  Trade, less allowance of $6.1 and $5.4    $   67.5      $    69.2
  Unbilled                                      60.1           45.5
  Other                                          3.6           18.3

    Total                                   $  131.2      $   133.0


INVESTING ACTIVITY

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

     As described in a Form 8-K filed on July 11, 1994, Ceridian acquired on June 24, 1994, Tesseract Corporation ("Tesseract") by means of a reverse triangular merger. Tesseract, as the surviving corporation, became a wholly-owned subsidiary of the Company as a result of the merger. The merger transaction, which was accounted for as a purchase, resulted in the recording of $75.6 of goodwill determined by reference to the payments of $60.0 to the sellers and $1.5 in direct acquisition costs and the net liabilities of Tesseract, after acquisition adjustments, of $14.1.
Included in the net liabilities of Tesseract were $7.2 of cash balances, which reduced the net cash outflow for the acquisition, $5.3 of receivables, $1.6 of capital assets, $l6.6 of deferred income, $7.0 of accrued employee compensation and benefits and $4.8 of other accrued expenses. The goodwill is being amortized over a 15-year period.

                                 FORM 10-Q
                   CERIDIAN CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                            September 30, 1994
                           (Dollars in millions)
                                (Unaudited)
OTHER NONCURRENT ASSETS
                                     September 30,   December 31,
                                          1994           1993
Other noncurrent assets
  Goodwill                              $ 107.5      $    35.4
  Software                                 16.9            8.2
  Prepaid pension cost                     78.3           64.0
  Intangibles and other                     1.8            4.0

    Total                               $ 204.5      $   111.6

CHANGE IN PRESENTATION

     In third quarter 1994, the Company reclassified certain 1994 costs, totalling $3.7 for the first half of the year, from technical to general expense. Prior 1994 quarterly results have been conformed to the current presentation.

EARNINGS PER SHARE

     For 1994, primary earnings per share is calculated by dividing the net earnings available to common stockholders by the weighted average of outstanding common stock and common stock equivalents. Common stock equivalents represent the outstanding dilutive stock options less the number of shares assumed repurchased, at the average market price of the Company's stock during the reporting period, with the proceeds from an assumed exercise of those options. Fully diluted earnings per share assumes that the Company's 5 1/2% Preferred Stock was converted to common shares at the beginning of the reporting period. Therefore, the calculation uses net earnings without reduction for preferred stock dividends divided by weighted average common shares and common share equivalents plus the additional common shares which would have resulted from the assumed conversion. The detailed calculation of these amounts appears in Exhibit 11 elsewhere in this report.

RESTRICTED STOCK AWARDS

     During the third quarter 1994, 365,000 restricted common shares were awarded to senior executives as part of a performance restricted stock program under the Company's 1993 Long-Term Incentive Plan ("1993 LTIP"). A total of 910,000 shares has been authorized for issuance from the 1993 LTIP pursuant to this program, and an additional 458,000 shares have been awarded during fourth quarter 1994. Under the terms of these awards, a portion of the shares subject to each award will vest and restrictions on transferability will correspondingly lapse in May of 1996, 1997 and 1998, but only to the extent that the total return to holders of Ceridian common stock over two, three and four year periods beginning May 1, 1994, places the Company at or above the 60th percentile of all companies in the S&P 500 Stock Index (as it existed on May 1, 1994) for total returns to shareholders over these periods. Shares which have not yet vested as of the end of the final performance period will be forfeited.

                                 FORM 10-Q
                   CERIDIAN CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                            September 30, 1994
                           (Dollars in millions)
                                (Unaudited)

RESTRICTED STOCK AWARDS (cont.)

Transactions related to these awards do not affect total stockholders' equity. Awards, valued at the market price of that stock on the date of the award, result in an increase in issued common stock and additional paid-in capital which is offset by an increase in the restricted stock awards account. The restricted stock award account, representing unearned compensation to be charged to future operations, will be reduced as the compensation expense is charged to operations. Compensation expense is estimated based on the number of awarded shares expected to become unrestricted at each vesting date and the estimated market price of Ceridian common stock at those dates. The amounts of compensation expense charged to general expense in connection with these awards amounted to $2.5 in second quarter and $2.2 in third quarter 1994, respectively. For earnings per share calculations, the restricted shares will be added to common stock equivalents as the restricted stock award account is reduced.


STOCKHOLDERS' EQUITY
                                           September 30,   December 31,
                                                 1994        1993
  5-1/2% Cumulative Convertible Exchangeable
   Preferred Stock, $100 par value
   (liquidation preference of $236.0)
   Shares issued and outstanding 47,200      $     4.7     $     4.7
  Common Stock
    Par value - $.50
    Shares authorized - 100,000,000
    Shares issued - 45,056,833 and
     44,263,369                                   22.5          22.1
    Shares outstanding - 44,952,595 and
     44,181,631
  Additional paid-in capital                     838.3         824.2
  Accumulated deficit                           (681.7)       (729.8)
  Foreign currency translation adjustments        (2.2)         (2.0)
  Restricted stock awards                         (6.9)         (2.2)
  Pension liability adjustment                    (4.1)         (4.1)
  Treasury stock, at cost (104,238 and
   81,738  common shares)                         (2.2)         (1.6)
        Total stockholders' equity           $   168.4     $   111.3

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                            September 30, 1994

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     For the quarter ended September 30, 1994, Ceridian Corporation (the "Company") reported net earnings after preferred stock dividends of $16.0 million, or $.34 per fully diluted share of common stock, on revenue of $242.4 million, compared to net earnings of $10.7 million, or $.25 per common share, on revenue of $208.9 million for the third quarter 1993. For the nine months ended September 30, 1994, the Company reported net earnings after preferred stock dividends of $48.1 million, or $1.03 per fully diluted share of common stock, on revenue of $682.2 million, compared to net earnings of $32.0 million, or $.75 per common share, on revenue of $659.2 million.

     The following table sets forth revenue for the Company, its two industry segments and the businesses that comprise those segments for the three and nine month periods ended September 30, 1994 and 1993, respectively:

                                     Periods Ended September 30,
                                      Three Months      Nine Months
                                      1994     1993     1994     1993
                                           (Dollars in millions)
Information Services Segment
  Arbitron Company                   $ 29.8  $  45.3   $ 89.4  $ 134.4
  Ceridian Employer Services           75.0     56.7    218.0    170.1
  Other Services(1)                     1.1      4.9      6.9     15.2
    Total Information Services        105.9    106.9    314.3    319.7

Defense Electronics Segment
  Computing Devices International(2)  136.5    102.0    367.9    339.5

      Total Revenue                  $242.4  $ 208.9   $682.2  $ 659.2
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

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                            September 30, 1994


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

                                 Periods Ended September 30,
                               Three Months         Nine Months
                              1994      1993      1994      1993
Revenue:
  Information Services       43.7%     51.2%     46.1%     48.5%
  Defense Electronics        56.3%     48.8%     53.9%     51.5%
Total revenue               100.0%    100.0%    100.0%    100.0%

Gross profit:
  Information Services       54.8%     45.9%     54.2%     45.7%
  Defense Electronics        17.8%     20.8%     18.9%     18.3%
  Total gross profit         34.0%     33.6%     35.2%     31.6%

Operating expenses
  Selling, general &
    administrative           21.2%     21.2%     21.7%     19.7%
  Technical                   5.6%      6.0%      5.3%      5.6%
  Other expense (income)     (0.4%)    (0.2%)      --      (0.1%)
Total operating expenses     26.4%     27.0%     27.0%     25.2%

Earnings before interest
  & taxes                     7.6%      6.6%      8.2%      6.4%

Interest income (expense)     0.9%     (1.0%)     1.0%     (1.0%)

Income tax provision          0.7%      0.6%      0.8%      0.6%

Preferred stock dividends     1.3%       --       1.2%       --

Net earnings available to
  common stockholders         6.6%      5.1%      7.3%      4.9%

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                            September 30, 1994


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations (cont.)

     Revenue. The small decrease in Information Services' revenue in both the three and nine month comparisons was a function of revenue growth in Employer Services that was more than offset by decreased revenue from Arbitron and from the sale of the Company's TeleMoney Services business in May 1994. Employer Services revenue increased 32.4% and 28.2% in the quarterly and year-to-date comparisons, respectively, despite an extra week of payroll processing revenue in the third quarter 1993 and an extra half week of such revenue in the first nine months of 1993 due to processing cut-off dates. The largest single factor in Employer Services' revenue growth in the quarterly comparison was the June 1994 acquisition of Tesseract Corporation ("Tesseract"), which designs, develops and supports integrated payroll, human resource management and benefits administration software systems. Somewhat more than a third of the revenue growth in Employer Services in the quarterly comparison and almost half in the nine month comparison involved its payroll tax filing operations, reflecting both increased fees and increased interest income primarily as a result of the October 1993 acquisition of the Systems Tax Service ("STS") tax filing business and a higher percentage of Employer Services' payroll processing customers electing to also utilize its tax filing service. The interest income component of the revenue increase reflected both larger average balances of payroll tax filing deposits in the 1994 periods and somewhat higher interest rates in the second and third quarters of 1994. Revenue from Employer Services' payroll processing operations increased approximately 11% in the nine month comparison, despite the previously mentioned additional processing revenue in the 1993 period, reflecting new customer installations and an increased retention rate for existing customers. The annualized revenue value of orders received by Employer Services in the first nine months of 1994 is approximately 20% greater than in the comparable 1993 period. On October 31, 1994, the Company acquired User Technology Services, Inc. ("UserTech"), which provides training and other services to facilitate the effective utilization of information management systems. UserTech's revenue for its fiscal year ended October 31, 1994 was approximately $5.4 million.

     The Arbitron revenue decrease was primarily attributable to the discontinuance of its television ratings service, which had provided $13.4 million and $40.4 million of revenue in the three and nine month periods of 1993, respectively. Also contributing to the decrease was the year-end 1993 transfer from Arbitron to the Competitive Media Reporting ("CMR") joint venture with VNU Business Information Services, Inc. ("VNU") of contracts with certain advertising agencies for commercial monitoring services, which decreased Arbitron's revenue in the nine month comparison by about $13.0 million. Partially offsetting this decrease was a revenue increase of approximately 6% in the nine month comparison in the other aspects of Arbitron's business, principally its radio ratings service. On October 31, 1994, the Company signed a letter of intent with VNU to exchange the

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                            September 30, 1994


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (cont.)

Company's interest in the CMR joint venture for an interest in the business of VNU's Scarborough Research Corporation subsidiary, which produces the "Scarborough Report" that provides information regarding product/service usage and media usage in 55 major U.S. markets. The proposed transaction, which is expected to be concluded at the end of 1994, would result in the consolidation of the financial results of the partnership into which the Scarborough business is to be placed with the Company's financial results and an expected modest increase in Arbitron's annual revenue.

     Computing Devices' revenue increased 33.8% in the quarterly comparison and 8.4% in the year-to-date comparison. The revenue increase was primarily due to increased revenue, particularly in the third quarter 1994, from the Iris contract to provide a communications system to the Canadian defense department. Revenue from the Iris contract in the fourth quarter 1994 is not expected to match the unusually high level of the third quarter. Computing Devices' ongoing U.S. operations also reported modestly increased revenue in the quarterly and year to date comparisons.
Offsetting a sizeable portion of these revenue increases in the nine month comparison were the near completion at year-end 1993 of a contract to manufacture equipment for Control Data Systems, Inc. and the July 1993 sale of the Company's Barrios Technology subsidiary, activities which together had provided approximately $29 million of revenue in the first nine months of 1993. The dollar value of Computing Devices' 1994 year to date orders are approximately 20% greater than in the comparable period in 1993, with the greatest increase in its Canadian operations. Orders received by Computing Devices U.S. operations in 1994 have tended to be add-ons to existing programs, reflecting the cancellation or deferral of various procurement programs due to government budgetary constraints and increasing competition for the remaining new procurement programs. In addition, a relatively smaller percentage of the 1994 orders is expected to be reflected in revenue during the next fiscal year as compared to orders received in 1993.

     Gross Margin. The Company's 1994 gross margin improvement was restrained somewhat, particularly in the quarterly comparison, by the relative revenue contribution of the Defense Electronics segment, which has historically had a lower gross margin (but also lower operating expenses as a percentage of revenue) than the Information Services segment.

     The most significant factor in the gross margin improvement in Information Services in the three and nine month comparisons was the discontinuance of Arbitron's unprofitable television ratings service at the end of 1993. Employer Services' gross margin decreased in the quarterly comparison and was little changed in the year to date comparison. Gross margin improvement in Employer Services' tax filing operations as a result of the acquisition of STS and the consolidation of Ceridian's tax filing activity on STS' more highly automated system was offset by decreased gross margins in payroll processing operations. This decrease in payroll

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                            September 30, 1994

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (cont.)

processing was due largely to the previously mentioned additional processing revenue in the 1993 periods, costs to establish, equip and transition to a national customer service center in connection with the consolidation of significant portions of Employer Services' customer service operations, related actions to upgrade communications systems and costs associated with the establishment of a human resources information software consulting service.

     The decrease in Computing Devices' gross margin in the quarterly comparison was primarily due to provisions established by Computing Devices' U.K. operations for costs to complete certain contracts, including a development contract for an avionics system for the European fighter aircraft, revenue attributable to the settlement of a claim by the Company on which there was essentially no gross profit, and a sizeable increase in the relative revenue contribution from the Iris contract. Although the gross margin on the Iris contract improved in the three and nine month comparisons, it has lower gross margins than most other aspects of Computing Devices' business. Computing Devices' gross margin did, however, improve in the nine month comparison, due largely to a reduction in low margin revenue from the manufacture of equipment for Control Data Systems, Inc., actions taken in 1993 to reduce employment levels in Computing Devices' U.S. operations, and the previously mentioned margin improvement on the Iris contract.

     Operating Expenses. The Company's selling, general and administrative ("SG&A") expenses increased in both the three and nine month comparisons, due largely to additional compensation expense associated with a performance restricted stock plan being implemented by the Company (see the financial statement note entitled "Restricted Stock Awards"), additional SG&A expenses resulting from the acquisitions of STS and Tesseract, including amortization of the goodwill associated with those acquisitions, increased selling expense in other aspects of Employer Services' operations and the reclassification of $3.7 million of certain first half 1994 costs from technical to general expense. As a percentage of revenue, SG&A expenses in Information Services increased from 31.4% and 31.2% of revenue in the third quarter and first nine months of 1993, respectively, to 36.8% and 34.6% of revenue in the comparable 1994 periods. The primary factor in these percentage increases was the sizeable decrease in Arbitron's revenue as a result of the discontinuance of its television ratings service, and the proportionately smaller decrease in its SG&A expenses. In large measure this reflects the time required to effect reductions in such expenses given the past dependence of Arbitron's radio and television services on a common support structure, and provisions established for certain claims and litigation involving Arbitron. SG&A expenses as a percentage of revenue did, however, decrease in Employer Services in the three and nine month comparisons. Although Computing Devices' SG&A expenses increased modestly in both the quarterly and year-to-date comparisons, they decreased as a percentage of revenue in both comparative periods.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                            September 30, 1994

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (cont.)


     Technical expense, which includes research and development, product improvement and bid and proposal costs, decreased in the Information Services segment in dollars and as a percentage of revenue in the quarterly (from 6.8% to 6.5%) and year to date (from 6.6% to 5.3%) comparisons. The decrease was principally due to the discontinuance of Arbitron's television ratings service. Technical expense did, however, increase in Employer Services in dollars and as a percentage of revenue in the quarterly comparison, primarily reflecting the acquisition of Tesseract. Technical expense increased in Computing Devices in the quarterly and year to date comparisons, primarily attributable to concept development efforts intended to attract additional government funding for product development efforts. Although technical expense increased from 4.8% to 5.3% of Computing Devices' revenue in year to date comparison, it declined from 5.3% to 4.9% of revenue in the quarterly comparison due to the sizeable revenue increase reported by Computing Devices.

     Earnings Before Interest and Taxes. The increase in the Company's earnings before interest and taxes ("EBIT") from the third quarter and first nine months of 1993 to the comparable periods in 1994 was primarily due to increased EBIT in the Information Services segment, reflecting increases in Arbitron in the quarterly and year to date comparisons and in Employer Services in the year to date comparison. Information Services' EBIT increased from 8.0% to 12.7% of revenue in the three month comparison and from 8.1% to 14.6% of revenue in the nine month comparison. Computing Devices' EBIT decreased from 6.9% to 5.8% of revenue in the quarterly comparison, but increased from 6.0% to 6.2% of revenue in the year-to-date comparison.

     Interest Income and Expense and Taxes. The decrease in interest expense from the first nine months of 1993 to the first nine months of 1994 reflected the redemption at the end of 1993 of $163.5 million in principal amount of the Company's 8 1/2% Convertible Subordinated Debentures with the majority of the proceeds of the sale of the Company's 5 1/2% Cumulative Convertible Exchangeable Preferred Stock ("5 1/2% Preferred Stock"). The increase in interest income in the quarterly and year-to-date comparisons reflected the higher balances of cash and short-term investments in the first nine months of 1994, primarily as a result of the 5 1/2% Preferred Stock offering, and generally increasing interest rates during the first nine months of 1994. The provisions for income taxes for the first nine months of 1993 and 1994 primarily represent tax charges related to the Company's international operations.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                            September 30, 1994

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition


     The Company's cash and short-term investments decreased from $215.8 million at December 31, 1993 to $196.9 million at September 30, 1994. The portion of the December 31 balance that represented amounts subject to restrictions was $22.7 million, the majority of which represented the remaining portion of a customer advance received in connection with Computing Devices' Iris contract. None of the September 30 cash and short-term investments balance was subject to any restrictions.

     During the first nine months of 1994, operating cash flows provided $31.1 million of cash, after having provided $14.4 million of cash in the first nine months of 1993. Net earnings adjusted to a cash basis provided cash of $71.5 million in the first nine months of 1994 and $52.4 million in the first nine months of 1993. Reducing these cash flows in the 1994 period were $10 million in voluntary contributions to the Company's primary U.S. defined benefit retirement plan, intended to improve the funded status of that plan. Reductions in working capital provided $3.7 million and $11.2 million of cash in the 1994 and 1993 periods, respectively. The 1994 working capital reduction included the third quarter receipt of a $15 million customer advance as a result of Computing Devices achieving a significant milestone under the Iris contract. Although, as previously disclosed, the Company will no longer receive regular, semiannual customer advances under that contract, additional customer advances tied to the achievement of significant contractual milestones may be received from time to time in the future. Payments of restructure reserves were $44.1 million and $49.2 million in the first nine months of 1994 and 1993, respectively. Restructure payments in the first nine months of 1994 included amounts paid in connection with the discontinuance of Arbitron's television ratings service, in connection with excess facilities, in connection with the Company's disposition of its remaining interests in Business and Technology Centers and related partnerships and in connection with the establishment of Employer Services' national customer service center.

     At September 30, 1994, the Company reported restructure reserves of $95.8 million, reflecting the payments noted above as well as a net increase of $18.5 million in such reserves during the second quarter 1994. The portion of the total reserves estimated to require cash outlays during the remainder of 1994 is approximately $10 million and during 1995 is approximately $25 million. The second quarter 1994 net increase in restructure reserves primarily reflected provisions related to the sale of the TeleMoney business and to age discrimination litigation arising out of downsizing actions taken by the Company in past years.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                            September 30, 1994

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition (cont.)

     Investing activities utilized $6.3 million of cash during the first nine months of 1994 and $10.3 million in the first nine months of 1993. Cash received from the liquidation of short-term investments totalled $52.9 million in the first nine months of 1994, compared to 9.6 million in the comparable 1993 period as investment managers moved into shorter term investments to take advantage of rising rates. Cash of $33.5 million received during the first nine months of 1994 from the sale of businesses and investments was primarily attributable to the sale of the Company's TeleMoney Services business and from the final settlement of obligations under a tax matters agreement relating to the 1986 sale of Commercial Credit Company. Cash utilized to acquire Tesseract during June 1994, net of Tesseract's cash balances at acquisition, represented $54.3 million of the $56.3 million expended during the first nine months of 1994 for acquisitions. Amounts expended for capital assets and software in the first nine months of 1994 and 1993 totalled $36.8 million and $24.1 million, respectively. The 1994 expenditures include equipment to upgrade Employer Services' communications and service delivery capabilities, to further automate Computing Devices production facilities and to implement an electronic diary processing and retrieval system in Arbitron, as well as software development costs in Employer Services.

     Cash flows from financing activities provided $9.5 million in cash during the first nine months of 1994, primarily due to the receipt of an additional $15.0 million in net cash proceeds from the closing of the sale by the Company of additional shares of 5 1/2% Preferred Stock, as a result of the underwriters' exercise of their over allotment option.

     During May 1994, the Company concluded a one year extension of its $35 million domestic revolving credit facility. Under the terms of the extension, the Company has credit availability equal to the lesser of $35 million or 75% of the amount of its eligible accounts receivable until May 30, 1995, all of which may be used to obtain revolving loans or standby letters of credit which may not have a final expiration date later than May 30, 1996. The credit facility as extended is unsecured. At September 30, 1994, there were $3.6 million in letters of credit and no revolving loans outstanding under the facility. The Company continues to be in compliance with all covenants associated with this credit facility.

     During August 1994, Standard and Poor's Ratings Group raised its rating on the Company's 5 1/2% Preferred Stock to "BB-" from "B", with an implied senior debt rating of "BB+". Also during August, Moody's Investors Service upgraded its rating on the 5 1/2% Preferred Stock from "b3" to "b2" and its outlook on the Company from neutral to positive.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                            September 30, 1994

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition (cont.)

     During July 1994, the Company's Board of Directors authorized the Company to repurchase up to 2,000,000 shares of its common stock in open market or privately negotiated transactions. Purchases may be made from time to time at the discretion of Company management, depending on share price and market conditions. The principal reason for adopting the repurchase program is to provide shares to be issued under the Company's employee stock plans, thereby reducing dilution from such plans. As of September 30, 1994, the Company had repurchased 20,000 shares in the open market at an average purchase price of $25 5/8. The Company's domestic revolving credit agreement limits the amount of cash the Company may expend in connection with this program to 25% of the amount of the Company's net income in profitable quarters after the first quarter of 1993. As of September 30, 1994, the additional amount the Company could expend in connection with this program totalled $18.7 million. The Company believes that this limitation, which expires when the credit agreement expires on May 30, 1995, could be modified if desired prior to that time.

     The Company expects to meet its operating cash needs (including accrued restructure liabilities), expenditures for capital assets and software, dividend obligations with respect to the 5 1/2% Preferred Stock, expenditures for strategic acquisitions of moderate size and expenditures to repurchase common stock from its existing cash balances, cash flow from operations and proceeds from the exercise of stock options. In addition, in early November 1994, the Company filed with the Securities and Exchange Commission a registration statement on Form S-4 to register 5,000,000 shares of the Company's common stock that may be offered and issued from time to time to effect acquisitions by the Company or its subsidiaries.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                            September 30, 1994

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.  Other Information

Item 1.  Legal Proceedings

     As previously reported in Note O in the financial statements contained in the Company's 1993 Annual Report to Stockholders, which was incorporated by reference into Part I, Item 3 of the Company's 1993 Annual Report on Form 10-K, and in Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, the Company is a defendant in eight lawsuits filed in U.S. District Court in Minnesota currently involving approximately 320 former employees of the Company as plaintiffs alleging violations of the Age Discrimination in Employment Act. The parties had previously agreed to the establishment of a "test case" process in which a series of three six-week test trials, each involving twelve randomly selected plaintiffs, was to be conducted. These trials were to be determinative as to issues of liability, but not damage amounts, if any, with respect to the plaintiffs involved, and were intended to provide the parties with further information as to the potential resolution of all remaining cases. The agreement establishing the test case process provided that such test cases must either begin by September 1994, or the parties would no longer be obligated to proceed with the test case process. The first test case did not begin by the agreed upon time, and counsel for the plaintiffs has taken the position that he does not wish to reinstitute the test case process, at least in the form established by the earlier agreement. As a result, the parties are again proceeding with discovery pursuant to a schedule established by an order of the court entered prior to the test case agreement. This schedule contemplates discovery continuing into 1997. In addition, the federal district judge to whom these cases had originally been assigned has been appointed to the Eighth U.S. Circuit Court of Appeals, so these cases have been reassigned to another district judge.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                            September 30, 1994

Part II.  Other Information (cont.)

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          Exhibit             Description

          11        Statement re computation of per share
                    earnings

     (b)  Reports on Form 8-K


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

                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended September 30, 1994, to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CERIDIAN CORPORATION
                                          Registrant




Date:  November 7, 1994              /s/L. D. Gross
                                     L. D. Gross
                                     Vice President and
                                     Corporate Controller
                                     (Principal Accounting Officer)