Form 10-K
period 1994-12-31
CERIDIAN CORP
filed 1995-03-22
CIK 109758

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

               Annual Report Pursuant to Section 13 of 15(d)
                  of the Securities Exchange Act of 1934
                For the fiscal year ended December 31, 1994

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

Title of each class:                    Name of each exchange on which
                                        registered:
Common Stock, par value $.50            New York Stock Exchange,
                                        Inc.; The Chicago Stock
                                        Exchange; and Pacific Stock
                                        Exchange
Depositary Shares, each representing
a One One-Hundredth Interest in a
Share of 5/% Cumulative Convertible
Exchangeable Preferred Stock,
Par Value $100........................  New York Stock Exchange, Inc.
5/% Cumulative Convertible
Exchangeable Preferred Stock,
Par Value $100........................  None
5/% Convertible Subordinated
Debentures Due 2008...................  None

Has the Registrant (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) been subject to such filing requirements for the past 90 days.
Yes (X)  No (  ).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1995 was $1,418,184,842.

The shares of Common Stock outstanding as of February 28, 1995 were 45,534,311.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1994 Annual Report to Stockholders of Registrant: Parts I & II Portions of the Proxy Statement for Annual Meeting of Stockholders, May 10, 1995: Parts III and IV
                                     1

                           CERIDIAN CORPORATION
                                  PART I

Item 1.  Business.

     Ceridian Corporation ("Ceridian" or the "Company"), known as Control Data Corporation until June 1992, has been significantly reshaped through divesting or discontinuing various business units and by narrowing and reorienting the focus of certain of its continuing operations. As a result of these reshaping efforts, the Company is comprised of two business segments, Information Services and Defense Electronics.

Information Services Segment

     The Information Services segment, which consists of Ceridian Employer Services ("Employer Services") and Arbitron, provides technology-based services on a repetitive or subscription basis as well as applications software. The Information Services businesses collect, manage and analyze data on behalf of customers, report information resulting from that process to customers, and provide customers with related software applications and services. The products and services provided by the Information Services businesses address specified information management needs of other businesses to help them to improve their productivity and competitive position. The technology-based products and services of the Information Services businesses are typically provided through long-term customer relationships that result in a high level of recurring revenue.
Information regarding Information Services' revenue, operating profit or loss and identifiable assets for the years 1992-1994 is in Note G, Segment Data, on page 48 of the Company's 1994 Annual Report to Stockholders, which is incorporated herein by reference.

     Employer Services. Employer Services offers a broad range of products and services designed to help employers more effectively manage their work forces and the information that is integral to human resource processes. These products and services include payroll processing, payroll tax filing and training services; payroll, human resources management and benefits administration software; and employee assistance programs. Employer Services' revenue for the years 1992, 1993 and 1994 was $209.9 million, $232.6 million and $303.3 million, respectively.

     Markets. The employer services market covers a comprehensive range of information management services and software and employer/employee assistance services. These products and services include transaction-oriented information management services such as payroll, tax filing and benefits administration services; management support software and services such as human resource information, skills management, time and attendance and applicant tracking systems; employee-focused services such as employee assistance programs; and other services such as compensation and benefits consulting. The market for these products and services is expected to continue to grow as companies continue to outsource administrative services, seek to further automate internal processes, and avail themselves of external expertise to foster high performance workplaces. The factors driving the movement toward outsourcing include the increasing scope and complexity of legislation regulating businesses and their employees, the rising costs of providing payroll and other employer services in-house and the introduction of new types of employer services.

     Traditionally, the employer services market consisted of payroll processing, payroll tax filing and other services that were transaction-based, generally routinized and technology-oriented. Although these types of services continue to account for a significant portion of the employer services market and demand for them continues to grow, the employer services market is expanding into other value-added services that address other aspects of the employment relationship, such as human resource management, benefits administration, compensation, staffing, training development and employee relations. For example, employers seek to combine records for payroll and these value-added services to create a single database of employee information for on-line inquiry, updating and reporting in areas important to human resource administration and management. Employer Services believes that the ability to provide a number of these other services and to integrate payroll and human resource information databases can be an important factor in customer retention because it provides customers with a stronger connection to their payroll service provider and offers a means to distinguish their service from others provided in the market. Accordingly, it is increasingly important for companies in the employer services market, particularly for those targeting medium and large employers, to offer a wide range of services that are designed to address a broad spectrum of employer services needs.

     The Company segments the employer services market by classifying employers into three categories: small (fewer than 75 employees), medium (75 to 5,000 employees) and large (over 5,000 employees). Small employers in the payroll services market are relatively price sensitive, tend to focus more narrowly on payroll services and payroll tax filing and have low costs in switching from one provider to another. Medium and large employers generally require more complex, customized payroll services, have a greater need for additional services and integrated databases and have higher costs in switching from one provider to another.

     Services. During 1994, payroll processing and payroll tax filing services accounted for 82% of Employer Services' total revenue. Payroll processing consists primarily of preparing and furnishing employee payroll checks, direct deposit advices and supporting journals, summaries and other reports. Payroll tax filing services consist primarily of processing federal, state and local withholding taxes on behalf of employers based on payroll information provided, and remitting those taxes along with necessary reports to the appropriate taxing authorities. These payroll-related services are typically priced on a fee-per-item-processed basis, and quarterly revenue consequently fluctuates with the volume of items processed. Revenue from payroll tax filing services also includes investment income Employer Services receives from tax filing deposits temporarily held pending remittance on behalf of customers to taxing authorities. Over half of Employer Services' 1994 payroll tax filing revenue was attributable to such investment income. As a result, quarterly revenue and profitability will vary as a result of changes in interest rates and in the amount of tax filing deposits held by Employer Services. Because the volume of payroll items processed increases in the first and fourth quarters of each year in connection with employers' year-end reporting requirements, and because the amount of tax filing deposits also tends to be greatest in the first quarter, Employer Services' revenue and profitability tend to be greater in those quarters.

     Payroll processing is currently conducted by Employer Services at 31 district offices located throughout the United States, all of which are linked in a nationwide network. Employer Services' payroll system allows customers to input their own payroll data via personal computers, transmit the data on-line to Employer Services for processing, retrieve reports and data files from Employer Services and print reports and, in certain instances, payroll checks or direct deposit advices on site. Customers can also input payroll data by telephone or batch transmittal, with payroll checks and related reports prepared by Employer Services at one of its district processing centers. Employer Services' payroll system also interfaces with both customer and third-party transaction processing systems to facilitate services such as direct deposit of payroll checks. Through its MiniData Services, Inc. subsidiary, the Company provides payroll services to customers in the mid-Atlantic states with fewer than 100 employees.

     Because Employer Services' existing payroll processing system incorporates older technology, particularly the payroll processing software utilized, the system requires a significant amount of manual intervention and is relatively labor intensive to install, maintain and customize. As a result, the Company decided in 1993 to upgrade that software in order to achieve a payroll processing system that would be more highly automated, easier and less costly to install and maintain and would provide greater flexibility to customers in terms of product and service options. Toward that end, the Company acquired Tesseract Corporation ("Tesseract") in June 1994. Tesseract, which provides proprietary payroll processing software to very large companies that process their payrolls internally, has provided the Company with a proven payroll processing software application that contains the features desired by the Company and is being adapted to run in Employer Services' multi-customer data center environment. The Company is capitalizing certain costs of this software adaptation effort.

     In connection with the decision to enhance its payroll processing software, Employer Services also determined in late 1993 to seek additional operational efficiencies by discontinuing payroll data processing in its district offices and consolidating such processing in centralized facilities. Toward that end, the Company entered into a technology services agreement with Integrated Systems Solutions Corporation
("ISSC"), a wholly-owned subsidiary of International Business Machines Corporation in January 1995. Under that agreement, the term of which extends through December 31, 2004, ISSC will provide the centralized payroll data processing services required by Employer Services in connection with the program to consolidate payroll data processing from the district offices into centralized facilities. The other aspects of Employer Services' payroll processing activities, such as the printing of checks and reports, will continue to occur in its district offices. Employer Services believes that the technology services agreement with ISSC represents the most expeditious, cost-effective and technologically sound and secure means for it to effect the consolidation of its payroll data processing. The timing of this consolidation will principally be determined by the timing of the Company's introduction of its enhanced payroll processing software. The Company expects that beta testing of this software with selected new and existing customers will begin in mid-1995, that all new customers and additional existing customers will begin utilizing the this software in the first quarter 1996, and that the transition of the remainder of the existing customer base to the enhanced software will begin in mid-1996 and continue for approximately eighteen months.

     Also in the fourth quarter 1993, Employer Services decided to consolidate most aspects of telephonic customer support from its district offices into a single national telephone customer support center. By creating a national telephone support center, Employer Services believes that it can improve customer service by creating a single point of contact for most customer inquiries involving payroll processing or tax filing, while at the same time eliminating inefficiencies inherent in the current system involving multiple points of contact. Completion of the phased transition of customers to the national center is expected to be completed by the end of the first quarter 1995. Employer Services will, however, retain the capability in the district offices to address certain customer support needs.

     Employer Services' payroll tax filing services are provided by its Systems Tax Service ("STS") division located in Fountain Valley, California. STS was acquired by the Company in October 1993 to provide the Company with a more highly automated payroll tax filing system, and 1994 payroll tax filing processing for all of Employer Services' tax filing customers was conducted on STS' system. The STS acquisition also expanded Employer Services' tax filing customer base beyond employers who utilize Employer Services' payroll processing service to include local and regional payroll processors who utilize STS' tax filing service for their customers. Further increasing the tax filing customer base was the December 1994 acquisition of the assets of Payroll Tax Management, Inc., a payroll tax filing processor which had fiscal 1994 revenue of $3.8 million. As noted earlier, compensation for providing tax filing services is a combination of fee generated revenue and investment income from tax payments held pending remittance to taxing authorities. During 1994, the Company established a tax filing trust to hold these funds to more clearly evidence the fiduciary capacity in which such funds are held.

     Employer Services' human resource information service provides application software to customers that enables them to combine their payroll and human resource information databases and can serve as a "front-end" to Employer Services' payroll processing system. This enables the customer to create a single database of employee information for on-line inquiry, updating and reporting in areas important to human resource administration and management. Employer Services has developed and expects to offer during 1995 an integrated human resource/payroll information management software to run in a Windows* environment in conjunction with its enhanced payroll processing software. Employer

* "Windows"   is a trademark of Microsoft Corporation.

Services also provides related human resources information management consulting services.

     Employer Services' employee assistance service provides confidential, around-the-clock assessment and referral services to customers' employees to help them address legal and financial problems, substance abuse, child care, eldercare and other personal problems. Employer Services maintains a network of professional counselors who are available to work with employees to solve problems and to provide referrals to specialists if such referrals are warranted by the circumstances. Employer Services expanded its presence in the employee assistance field during 1994 by acquiring the customer base of Human Effectiveness, Inc., which generated approximately $1 million of revenue in 1994.

     The acquisition of Tesseract and User Technology Services, Inc. ("UserTech") during 1994 have enabled Employer Services to further expand its range of products and services. In addition to providing the Company with the payroll processing software that will be the core of Employer Services' enhanced payroll processing system, the Tesseract acquisition provided payroll processing, human resources management and benefits administration software offerings for large customers with complex information management needs that prefer to handle such tasks in-house. Although Tesseract's product offerings have historically been mainframe-based, it is developing client/server versions of these offerings. UserTech, which was acquired in October 1994 and had fiscal 1994 revenue of $4.4 million, provides training, communications and other services to facilitate customers' effective utilization of information management systems.

     Employer Services expects that the enhancement of its payroll processing system software and the development of a new generation of human resources information software, including applications in Windows and client/server environments, will require a relatively high level of investment in technology (a portion of which will be capitalized) and may entail certain risks, such as possible delays in the development process, that can often occur in software development projects. In addition, the transition of customers from payroll processing on the existing system in district offices to centralized processing on the enhanced system is expected to be a complicated undertaking that must be carefully managed to maintain acceptable levels of customer satisfaction during the transition process. This process is also expected to entail a relatively high level of incremental costs, such as costs to temporarily provide duplicate processing of payrolls at district offices and the centralized facilities, associated with a conversion plan intended to insure that customers will incur no interruption of or decline in service during the transition period. The portion of these incremental costs relating to the discontinuance of processing in the district offices is covered by existing restructuring reserves.

     Sales and Marketing. Employer Services markets its products and services through a direct sales force operating through about three dozen offices located throughout the U.S. A modest decrease in the size of Employer Services' sales force during 1994 reflected increased concentration of sales and marketing efforts on medium and large employers.

Employer Services also has established marketing relationships with banks, accounting firms and insurance companies, pursuant to which Employer Services offers its services to the business clients of these entities. Employer Services has also entered into a marketing agreement with ISSC under which ISSC will remarket Employer Services' payroll and tax filing services and Tesseract software and services where payroll software and services are required as part of a larger information technology outsourcing project, and Employer Services will jointly market with ISSC its information technology services where a customer requires information technology outsourcing beyond Employer Services' payroll services.

     Employer Services markets its payroll processing and tax filing services by identifying customers that use or are contemplating using a third party service provider. Although Employer Services' most significant source of customer leads for such services are referrals from existing customers and from the numerous banks and accounting firms with which it has relationships, it also identifies potential customers through newspaper articles, periodicals, trade publications and, to a limited extent, direct mailings. Customer leads for Employer Services' other products and services are generally obtained through referrals, trade shows and direct sales efforts. Employer Services currently has somewhat more than 30,000 contracts with approximately 25,000 different customers from a wide range of industries and markets, with no single customer representing more than 1% of Employer Services' 1994 revenue.

     Employer Services believes that further increasing the effectiveness of its sales and marketing efforts will be an important factor in achieving its profitability and growth objectives. Toward that end, Employer Services is increasingly orienting sales and marketing efforts toward medium and large employers, which tend to purchase a greater variety of services, require more flexibility and customization in services offerings and have higher costs associated with changing providers. At the same time, the previously described efforts to upgrade technology and expand product and service offerings should also increase sales effectiveness by shortening the length of the sales/installation cycle and by building greater variety and flexibility into service offerings. Employer Services' goal is to identify the overall human resource information management needs arising out of the employment relationship, and address those needs through a broad range of integrated customer-driven solutions, such as outsourcing services, software applications and consulting services. The Company believes that broadening and integrating its product and service offerings should also play an important role in attracting and retaining customers by differentiating Employer Services from other service providers and by providing customers with a stronger connection to Employer Services.

     Competition. The employer services industry is characterized by intense competition in the small, medium and large employer segments of the market. Competitors in this market include national, regional and local third party providers, banks, in-house payroll processors, software companies and consulting firms.

     A substantial portion of the overall payroll processing and tax filing market is supported in-house with the remainder supported by third party providers. Automatic Data Processing, Inc. ("ADP") is the dominant third party provider in this market, with Employer Services and Paychex, Inc. ("Paychex") comprising the other two large, national providers. ADP serves all segments of this market, while Paychex focuses on the small employer segment of the market. The remainder of the third party payroll market is highly fragmented and is represented by smaller regional and local competitors. Consolidation within this industry continues as the larger national providers acquire smaller regional and local providers and as banks sell their payroll service operations. In addition, software companies, including Tesseract, market application software to customers that allows these customers to support their payroll services in-house.
The market for the non-payroll portion of the employer services industry is evolving and is not dominated by any one competitor.

     Currently, the principal competitive factors in the employer services market are price, quality and service. Employer Services believes that it is able to compete effectively in the overall employer services market with respect to all of these competitive factors. In addition, Employer Services believes that offering a broad range of information management products and services applicable to the employment relationship will become an increasingly important competitive factor, particularly with respect to medium and large employers.

     Employer Services' ability to continue to compete effectively in the employer services market will depend in large measure on its ability to implement and effectively use new technology, offer additional products and services, and increase its market penetration. Employer Services intends to seek additional strategic acquisition and partnering opportunities that would better enable it to achieve these objectives.


Arbitron.
Arbitron is the leading provider of radio audience measurement information in terms of revenue and market share, and also provides electronic media and marketing information to radio and television broadcasters, cable operators, advertising agencies and advertisers. Arbitron's proprietary data regarding radio audience size and demographics is provided to customers through multi-year license agreements. In addition, through acquisitions, joint ventures and the introduction of new products, Arbitron has obtained access to or developed services that provide data regarding product purchasing decisions.

     Arbitron's revenue for the years 1992, 1993 and 1994 was $178.3 million, $172.2 million and $121.3 million, respectively. The greatest portion of the revenue decrease from 1993 to 1994 was due to the discontinuance of Arbitron's syndicated television and cable ratings service, effective at the end of 1993. Through this service, Arbitron had provided local market television and cable audience measurement information gathered electronically and through written diaries. This service provided approximately 26% of Arbitron's 1993 revenue.

     Markets. Because of the significant amounts spent by advertisers on radio advertising, radio broadcasters, advertising agencies and advertisers all have a strong interest in information regarding the size and composition of audiences for radio broadcasts. Nevertheless, the market for audience measurement of radio broadcasts, from which Arbitron currently derives most of its revenue, has grown slowly in recent years due in large measure to consolidation within the radio broadcast industry and competition from other forms of media. However, as advertisers increasingly seek to tailor advertising strategies to target specific demographic groups through specific media, and as audiences become more fragmented with increased programming choices, the audience information needs of radio broadcasters, advertising agencies and advertisers become more complex. Increasingly, more detailed information regarding the demographics and buying behavior of audiences is required, as well as more sophisticated means to analyze such information. The Company believes these trends represent growth opportunities for Arbitron.

     These trends are not confined to the radio broadcast industry, but also affect other media. As the importance of reaching niche audiences with targeted marketing strategies increases, broadcasters, publishers, advertising agencies and advertisers increasingly require that information regarding exposure to advertising be provided on an individualized rather than a household basis and that such information be coupled with information regarding shopping patterns and purchaser behavior. The need for such qualitative information may create opportunities for innovative approaches to satisfy these information needs, particularly as technological advances increase the alternatives available to advertisers for reaching potential customers, including the possibilities of interactive communication.

     Services.   Arbitron estimates audience size and demographics in the
U.S. for local radio stations, and reports this and related data to its customers. This information is used by radio stations to price and sell advertising time and by advertising agencies and large corporate advertisers in purchasing advertising time. Arbitron uses listener diaries to gather radio listener data from sample households in the 261 local markets for which it currently provides radio ratings. Respondents mail the diaries to Arbitron's processing center in Columbia, Maryland, where Arbitron compiles periodic audience measurement estimates. The Company believes that the proprietary database which Arbitron has developed and maintains through its position as the leading provider of radio audience measurement data in the U.S. is a very valuable asset. Arbitron also provides software applications that give customers flexible and unlimited access to Arbitron's database, and enable them to more effectively analyze and understand that information and develop sales strategies for maximum effectiveness. Arbitron is also developing applications that will enable customers to link information provided by Arbitron's database with information from other databases (such as product purchase behavior) so as to enable customers to further refine sales strategies and compete more effectively for advertising dollars. Additional efforts to enhance Arbitron's radio audience measurement service include projects to increase the sample size and response rate of Arbitron's radio surveys as cost-effective means of enhancing the reliability of its audience estimates.
The radio audience measurement service represented slightly less than 90% of Arbitron's revenue during 1994.

     Arbitron is also exploring opportunities to expand its information service offerings to the radio industry in the areas of marketing and promotion systems and systems to provide perceptual data for programmers.

In that regard, in December 1994, the Company acquired the assets of MediaMaps International (now known as Media Marketing Technologies), which provides Arbitron with a proprietary marketing analysis system that creates block group-coded data bases of radio listeners and provides segmentation analyses and map displays of key listener segments.

     Arbitron believes it will become increasingly important to address the more comprehensive information needs of the broadcast and cable industries by providing customers with services and technology that link audience measurement data with product purchasing data to enable customers to make more productive marketing decisions. Arbitron took several actions toward that end during 1994. In December 1994, the Company exchanged its interest in the Competitive Media Reporting ("CMR") joint venture with VNU
Business Information Services, Inc. ("VNU") for an interest in the business of VNU's Scarborough Research Corporation subsidiary, which produces the "Scarborough Report" that provides qualitative information regarding product/service usage and media usage in 58 major U.S. markets. The Scarborough Report measures products purchased based on a sample of consumers in the relevant markets. Under the terms of this arrangement, Arbitron will have the exclusive right to market the Scarborough Report to radio broadcasters and cable systems. The CMR joint venture had provided Arbitron with access to services which, among other things, monitored commercials and tracked advertising expenditures. Also during 1994, Arbitron introduced in eleven smaller markets its LocalMotion service, which is a locally oriented, qualitative audience research service. The service, which utilizes diaries and telephone surveys, provides a profile of the broadcast audience in terms of local media, retail and consumer preferences so that local radio and television broadcasters and cable systems will have information that helps them develop targeted sales and programming strategies.

     Arbitron intends to further develop its capabilities and technologies through acquisitions, alliances and licensing arrangements that will enable it to provide the comprehensive information management services that broadcasters, cable systems, telecommunications companies, advertising agencies and advertisers will require to market their products and services more effectively. Arbitron obtained a minority equity interest in the second quarter 1994 in ADcom Information Services, Inc., which is developing hardware and software technology to provide cost-effective, electronic audience measurement systems to the cable industry. Arbitron is also involved in a cooperative effort to develop a passive, personalized electronic measurement device to record broadcast listening or viewing.

     Sales and Marketing. Arbitron provides its radio audience measurement and related services to almost 2,500 radio stations and about 2,200 advertising agencies nationwide. Contracts with customers vary in length from one to seven years, and no single customer represented more than 4% of Arbitron's 1994 revenue. Arbitron markets its products and services through a direct sales force operating through offices in six cities around the U.S.

     Competition.   Arbitron competes with providers of other forms of
research used by broadcasters, cable systems, advertising agencies and advertisers. The principal competition for Arbitron's radio audience measurement service consists of a company utilizing a different methodology that is seeking to establish itself.


Defense Electronics Segment - Computing Devices International

     The Defense Electronics segment, consisting of Computing Devices International ("Computing Devices"), develops, manufactures and markets electronic systems, subsystems and components, and provides systems integration and other services, primarily to government defense agencies. In addition, its Business Information Services division runs custom data processing applications for customers (primarily the U.S. government) and delivers them via a timesharing network. Computing Devices' revenue for the years 1992, 1993 and 1994 was $412.4 million, $461.3 million and $486.3 million, respectively. Information regarding Computing Devices' operating profit and identifiable assets for the years 1992-1994 is in Note G, Segment Data, on page 48 of the Company's 1994 Annual Report to Stockholders, which is incorporated herein by reference.

     Markets.   The defense contracting market has undergone dramatic change in recent years. With changing geo-political conditions and government budgetary constraints, defense spending has declined and the number of companies serving the defense industry has decreased. At the same time, the defense market focus has shifted from strategic defense (nuclear) to tactical defense (non-nuclear), as the threat of military conflicts shifts toward regional and ethnic conflicts.

     The reduction in overall defense spending and the shift in focus toward tactical defense needs, coupled with advances in commercially-available technologies, is also shifting the focus of defense spending. Computing Devices believes that customers will increasingly emphasize, and that therefore the most attractive business opportunities in the defense contracting market will exist in, areas such as (i) weapons sophistication, electronics, surveillance and intelligence; (ii) extending the service life of existing military equipment by upgrading, enhancing and retrofitting such equipment, including the insertion of new technology, in order to reduce the costs (including substantial training costs) associated with the development and production of new equipment; and (iii) incorporating lower cost commercial off-the-shelf technology and components into military equipment.

     Products and Services. Computing Devices' products and services feature its capabilities in signal processing, digital image manipulation, "ruggedized" subsystems for harsh environments and real-time software systems. These products and services are produced primarily through its operations in the U.S. and Canada, with only a small portion produced in the United Kingdom ("U.K."). A majority of Computing Devices' revenue is attributable to products and services relating to avionics systems, including the AN/AYK-14 standard Navy airborne mission computer systems; communications systems, including the Iris contract described below; and intelligence and surveillance systems, including advanced parallel processing, reconnaissance systems and imaging software. In December 1994, Computing Devices complemented its imaging capabilities through the acquisition of Paragon Imaging, Inc., a provider of imaging software to

U.S. defense department intelligence agencies and service commands, which emphasizes commercial off-the-shelf technology and had fiscal 1994 revenue of $4.2 million. The remainder of Computing Devices' revenue is primarily attributable to products and services relating to shipboard subsystems, anti-submarine warfare subsystems, ground subsystems, space processing, display subsystems and tactical reconnaissance systems. Computing Devices employs technology developed through internal research and development, contract research and development and customer funded development programs.

     During 1991, Computing Devices secured, through its Canadian subsidiary, a contract to modernize the tactical command, control and communications system used by the Canadian armed forces in defense and peacekeeping situations. This system, called Iris, incorporates a broad range of technologies, including satellite, fiber optic and microwave communication. During 1994 and 1993, Computing Devices recorded revenue from this contract of $154 million and $105 million, respectively, representing about 32% and 23%, respectively, of Computing Devices' revenue in those years. This contract has a remaining term of approximately six years and estimated total remaining revenue of $751 million over the life of the contract. Although Computing Devices' Canadian subsidiary is the prime contractor under this contract, a significant portion of the contract has been subcontracted to other communications technology companies.

     Computing Devices is also seeking to expand the scope of its product offerings and the markets its serves, including the application of existing products and technologies to business opportunities in other worldwide defense markets and in civilian and civil government markets. In so doing, Computing Devices may, from time to time, establish cooperative arrangements with other entities where their expertise or familiarity with other markets, products or technologies would prove beneficial. For example, Computing Devices, Sextant Avionique and Northwest Airlines have collaborated on the development of an on-board maintenance terminal to facilitate information management in connection with the maintenance of commercial airliners. In January 1995, the Company also obtained a minority equity investment in Key Idea Development, LLC, which is developing a lightweight, voice-activated wearable computer. In connection therewith, the Company obtained an exclusive license to develop military applications for this computer.

     Sales and Marketing. Computing Devices markets its products and services through a direct sales force operating in the U.S., Canada, the U.K., France and Malaysia. Sales of products and services are made principally through competitive proposals in response to requests for bids from government agencies and prime contractors. In addition, Computing Devices has independent sales agents who represent Computing Devices' products and services in a number of European and Asian markets.

     Competition.   Computing Devices faces intense competition with respect
to all of its products and services. Competition has increased in recent years, largely reflecting factors such as reduced defense spending, consolidation among defense contractors, increasing vertical integration (and a corresponding decrease in subcontracting) on the part of larger defense contractors, and procurement reform efforts (such as an increasing emphasis on the use of commercial off-the-shelf technology). Although many of Computing Devices' competitors are companies (or divisions or subsidiaries of companies) that are larger and have substantially greater financial resources, Computing Devices believes that smaller companies within the defense contracting industry may at times be able to adjust more quickly to changes in the defense contracting environment.

     The principal competitive factors include price, compliance with technical specifications, service and ability to perform in accordance with the established schedule. Due to the diversity and specialized nature of the products and services provided and the governmental security restrictions applicable to certain of Computing Devices' activities, it is difficult to generalize as to Computing Devices' market position in certain segments of its business. Computing Devices does believe, however, that it is able to compete effectively in each of its market segments with respect to these competitive factors. In particular, Computing Devices believes that its high rate of schedule adherence is one of its principal competitive advantages. The demonstrated ability to complete a project within the required time schedule is an important factor to governments and prime contractors in selecting companies for new projects. Computing Devices currently has preferred supplier status with two prime contractors.




     In light of market conditions such as decreases in defense spending, increasing price sensitivity from government customers, and over-capacity and consolidation among defense contractors, Computing Devices believes that the ability to become a low cost provider of products and services will be an increasingly important competitive factor.

     Government Contracts.   Approximately 46% and 50%, respectively, of
Computing Devices' revenue for 1994 and 1993 was derived from contracts with the U.S. Government or with prime contractors to the U.S. Government, and approximately 36% and 30%, respectively, of Computing Devices' revenue for 1994 and for 1993 was derived from contracts with the Canadian Government or with prime contractors to the Canadian Government. Companies which do business with governments are subject to certain unique business risks. Among these are dependence on annual government appropriations, changing procurement policies and regulations, complexity of design and possible cost overruns. In addition, government efforts to detect and eliminate irregularities in defense procurement programs have increased the complexity and cost of doing business for government contractors.
Moreover, any government contractor determined to be in noncompliance with applicable laws and regulations may be subject to penalties and debarment or suspension from receiving additional U.S. Government contracts. Any government contract may also be terminated by the government at any time it believes that such termination would be in its best interests. In such event, Computing Devices would generally be entitled to receive payments for its allowable costs and, in general, a proportionate share of its fee or profit for the work actually performed.

     Approximately 81% of Computing Devices' 1994 revenue came from government contracts that were fixed price contracts, including the Iris contract. Under this type of contract, the price paid to Computing Devices is not subject to adjustment by reason of the costs incurred by the Company in the performance of the contract, except for costs incurred due to contract changes ordered by the government. Thus, under fixed price contracts, the Company bears the risk of cost overruns, which may result from factors such as the need to bid on programs in advance of design completion, unforseen technological difficulties, design complexity and uncertain cost factors, particularly in connection with multi-year contracts. Multi-year fixed price contracts in Canada and the U.K. do, however, normally allow for price revision based on government price indices.

     Computing Devices is usually entitled to invoice governments monthly on fixed price and cost reimbursable contracts. Computing Devices does not normally acquire inventory in advance of contract award, and does not maintain significant stocks of finished products for sale. Moreover, Computing Devices obtains advance funding from customers in connection with certain of its contracts. The amount of progress payments and customer advances and the amount of the holdback from such payments and advances affect the amount of working capital necessary for Computing Devices to finance work-in-process costs in the performance of these contracts. Governments typically do not recognize interest or other costs associated with the use of capital and, therefore, the timing of payments may affect Computing Devices' profitability either positively or negatively.

     Computing Devices also performs work under cost reimbursable and incentive type contracts. Cost reimbursable contracts provide for reimbursement of costs incurred, to the extent such costs are allowable under applicable government regulations, plus a fee. Under incentive type contracts, the amount of profit or fee realized varies with the attainment of incentive goals such as costs incurred, delivery schedule, quality and other criteria. Fixed price contracts normally carry a higher profit rate than cost reimbursable and incentive type contracts to compensate for higher business risk. In addition, laws and regulations applicable to government contracting provide that certain types of costs may not be included in either the directly-billed cost or the indirect overheads for which the government is responsible. Many of these so-called "unallowable" costs include ordinary costs of doing business in a commercial context. These costs must be borne out of the pretax profit of the corporation and, thus, tend to reduce margins on government work.

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

     International Sales. International sales of Computing Devices' products and services totaled approximately $258 million and $216 million, respectively, or 53% and 47%, respectively, of Computing Devices' total revenue in 1994 and in 1993. About 90% of these products and services were produced by the Company's Canadian or U.K. subsidiaries for customers in those countries. Because most of Computing Devices' sales involve technologically advanced products, services and expertise, export control regulations can limit the type of products and services that may be offered and the countries and governments to which sales may be made. Computing Devices' international sales are subject to risks inherent in foreign commerce, including currency fluctuations and devaluations, changes in foreign governments and their policies, differences in foreign laws and difficulties in negotiating and litigating with foreign governments. Computing Devices believes that the location of its international operations tends to minimize certain of these risks, and that it has mitigated other of these risks by obtaining letters of credit and advance payments, by contractual protections on currency fluctuations and by denominating contracts in U.S. dollars where possible.

Divestitures

     The Company sold its TeleMoney Services business in May 1994. TeleMoney provided network-based transaction services, credit and debit card authorization and check verification. In February 1994, the Company disposed of the remaining Business and Technology Center it owned, as well as its remaining interest in five Business and Technology Center partnerships.

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

     Backlog. The Company's backlog is attributable to the Defense Electronics segment, since no backlog amount is determinable for revenue from the Company's Information Services businesses. Backlog does not include those portions of government contracts for which funding has not yet been approved, but does include the remaining value of the Iris contract.

     As of December 31, 1994, the backlog of the Company's orders was $1,209 million, of which $751 million relates to the Iris contract and $458 million relates to other contracts and programs. At December 31, 1993, the comparable total backlog was $1,213 million, of which Iris represented $862 million and other contracts and programs represented $351 million. The portion of the backlog at the end of 1994 expected to be reflected in 1995 revenue is $362 million (30%), of which Iris represents $147 million and other contracts and programs represent $215 million.

     The portion of the total backlog under government prime contracts and subcontracts was 95% at December 31, 1994 and 97% at December 31, 1993, while the portion of government contract backlog under fixed-price contracts was 95% at December 31, 1994 and 1993. In each case, these percentages include the Iris contract, which is a fixed-price contract with the Canadian government.

    Research and Development. The table below sets forth the amount of the Company's research and development expenses for the periods indicated.


                                         Year ended December 31,
                                    1994          1993         1992
                                        (Dollars in millions)

Research and development            $35.4         $33.4          $30.5
Percent of revenues                   3.9%          3.8%           3.7%
Customer sponsored research
  and development                   $78.2         $77.4          $59.6

     The Company's research and development efforts, including those sponsored cooperatively by the Company and other participants, are generally described earlier in this Item in the descriptions of the Company's business segments. The amounts shown above as customer sponsored research and development primarily represent government funded product development efforts.

    Geographic Segment Data. For financial information regarding the Company's U.S. and international operations, see Note G, Segment Data, on page 49 of the Company's 1994 Annual Report to Stockholders, which is incorporated herein by reference.

    Employees. As of December 31, 1994, the Company employed approximately 7,500 people on a full- or part-time basis.

Item 2.  Properties.

     At February 28, 1995, the Company's principal production and office facilities were located in the metropolitan areas of Minneapolis, Minnesota; Atlanta, Georgia; Columbia, Maryland; New York, New York; Fountain Valley and San Francisco, California; St. Louis, Missouri; Ottawa and Calgary, Canada; and Hastings, England.

     The following table summarizes the usage and location of the Company's facilities as of February 28, 1995.

                                FACILITIES
                       (In thousands of square feet)

Type of Property
                          U.S.         Non-U.S.     Worldwide
Interest                  341           428            769
Owned
Leased                    3,276         205          3,481
       Total Square       3,617         633          4,250

Feet
Utilization

Manufacturing &
Warehousing                 294           449            743

Office, Computer
Center & Other            1,753           184          1,937

Vacant/Idle                 422            --            422

Leased or Subleased
to Others                 1,148            --          1,148

       Total Square Feet  3,617           633          4,250


     The 4.3 million square feet of aggregate space is essentially unchanged from February 28, 1994. Space subject to assigned leases is not included in the table above, and the Company remains secondarily liable under all such leases. These assigned leases involve 1.7 million square feet of space and future rental obligations totaling $41.4 million. The principal elements of these amounts are 0.5 million square feet and $7.6 million related to the spinoff of Control Data Systems, Inc. and 1.1 million square feet and $33.5 million related to the 1989 sale of Imprimis Technology Incorporated to Seagate Technology, Inc. The Company does not anticipate any material nonperformance by the assignees of these leases.

     Except for one building utilized by Computing Devices' Canadian subsidiary (which is subject to a mortgage securing $6.1 million in debt obligations), no facilities owned by the Company are subject to any major encumbrances.

     The Company believes that all of the facilities it currently utilizes in its continuing operations are adequate for their intended purposes and are adequately maintained. Utilization of those facilities varies among the Company's operations. Generally, most of the facilities relating to the Company's information services segment are reasonably necessary for current and anticipated output levels of those businesses, although Arbitron has vacant space as a result of the consolidation of its processing activities following the discontinuance of its syndicated television ratings service, and some excess space is expected to develop in Employer Services' district offices as customer telephone support and payroll data processing are consolidated. Both Arbitron and Employer Services have established restructuring reserves for the expected cost of such facilities in excess of continuing requirements. There is also excess production capacity in the Defense Electronics segment. Efforts are ongoing to identify operations and facilities that can be consolidated and to dispose of excess or idle space.

Item 3.  Legal Proceedings.

     Information regarding legal proceedings involving the Company and its subsidiaries is contained in Note O, Legal Matters, on page 56 of the Company's 1994 Annual Report to Stockholders, which is incorporated herein by reference.


Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Executive Officers of the Registrant

     The executive officers of Ceridian as of March 1, 1995, are as follows:


                                                      Executive
     Name (Age)      Position                       Officer Since
Lawrence Perlman      Chairman, President and           1980
(56)                  Chief Executive Officer

John R. Eickhoff      Vice President and                1989
(54)                  Chief Financial Officer

Loren D. Gross (49)   Vice President and                1993
                      Corporate Controller

Linda J. Jadwin (51)  Vice President, Corporate         1990
                      Communications

Glenn W. Jeffrey      Executive Vice President          1990
(48)

James D. Miller (46)  Vice President, Strategic         1993
                      Initiatives

Stephen B. Morris     Vice President and                1992
(51)                  President,
                      Arbitron

Steven J. Olson (54)  Vice President and General        1994
                      Counsel

Patrick C. Sommers    Vice President and                1992
(47)                  President, Ceridian
                      Employer Services

Ronald L. Turner      Vice President and                1993
(48)                  President,
                      Computing Devices
                      International

     The executive officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors and the Chief Executive Officer. They are customarily elected each year at the first meeting of the Board of Directors immediately following the annual meeting of stockholders.

     Lawrence Perlman has been President and Chief Executive Officer of the Company since January 1990, and was appointed Chairman in November 1992. Mr. Perlman was President and Chief Operating Officer of the Company from December 1988 to January 1990. He is a director of Inter-Regional Financial Group, Inc.; Seagate Technology, Inc.; The Valspar Corporation; Computer Network Technology Corporation; and Bio-Vascular, Inc. He is also a member of the National Advisory Board of the Chemical Banking Corporation. Mr. Perlman has been a director of the Company since 1985.

     John R. Eickhoff has been Vice President and Chief Financial Officer of the Company since June 1993. Mr. Eickhoff was Vice President and Corporate Controller of the Company from July 1989 to June 1993.

     Loren D. Gross has been Vice President and Corporate Controller of the Company since July 1993. Mr. Gross was Assistant Corporate Controller of the Company from March 1987 to July 1993.

     Linda J. Jadwin has been Vice President, Corporate Communications of the Company since March 1990. Ms. Jadwin was Vice President,
Communications and Administration of the Company's Computer Products business from April 1989 to March 1990.

     Glenn W. Jeffrey has been Executive Vice President of the Company since December 1992. Mr. Jeffrey was Executive Vice President, Organization Resources of the Company from June 1990 to December 1992; President of Jeffrey & Associates, an executive and organization development firm, from September 1989 to June 1990; and Vice President, Human Resources, Corporate Staff and Restaurants, for The Pillsbury Company, a food and restaurant company, from August 1988 to April 1989.

     James D. Miller has been Vice President, Strategic Initiatives of the Company since January 1993. From February 1989 to January 1993, Mr. Miller was Vice President and Associate General Counsel for the Company.

     Stephen B. Morris has been Vice President of the Company and President of Arbitron since December 1992. Mr. Morris was President and Chief Executive Officer, Vidcode, Inc., which electronically monitors, verifies and reports the broadcast of television commercials, from August 1990 to December 1992; and Director and co-founder of Spectra Marketing Systems, a micro-marketing firm, from March 1987 to March 1992. Prior to that time, he spent seventeen years at General Foods Corporation, the last three as General Manager/President of the Maxwell House Division.

     Steven J. Olson has been Vice President and General Counsel of the Company since October 1994. From October 1984 to October 1994, Mr. Olson was Vice President and Associate General Counsel for the Company.

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

     Ronald L. Turner has been Vice President of the Company and President of Computing Devices International since January 1993. Mr. Turner was President and Chief Executive Officer, GEC-Marconi Electronics Systems Corporation, a defense electronics company, from March 1987 to January 1993. Mr. Turner is a director of Advanced Technology Services, Inc. and FLIR Systems, Inc.

                                  PART II

     All information incorporated by reference into Items 5 through 8 below is contained in the financial portion of the Company's 1994 Annual Report to Stockholders, which is filed with this Report as Exhibit 13.

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.

     The Company's common stock, par value $.50 per share ("Common Stock"), is listed and trades on the New York Stock Exchange as well as on the Chicago and Pacific Stock Exchanges. The following table sets forth the high and low sales prices for a share of Common Stock on the New York Stock Exchange.


                        1994                       1993
                 High          Low         High          Low
1st Quarter     24 3/4       18 1/2       16 1/8        14 3/8
2nd Quarter     25 5/8       21 1/2       16 1/8          13
3rd Quarter     27 1/2         24         18 1/2        14 3/8
4th Quarter     27 1/8       23 1/2       19 7/8        17 1/2

     The number of holders of record of Common Stock on February 28, 1995 was 18,157. No dividends have been declared or paid on the Common Stock since 1985. The Company's domestic revolving credit agreement (which expires May 30, 1995) limits the amount of cash the Company may expend to pay dividends on its Common Stock or to repurchase shares of its Common Stock or 5 1/2% Preferred Stock to 25% of the amount of the Company's net income in profitable quarters after the first quarter of 1993. Pursuant to a program approved by the Board of Directors in 1994, the Company repurchased 70,000 shares of Common Stock in the open market during 1994 for $1.8 million. As of December 31, 1994, the additional amount the Company could expend for additional stock repurchases or cash dividends totaled $22.6 million.

Item 6.  Selected Financial Data.

     See "Selected Five-Year Data" on page 1, which is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 22 through 35, which is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

     The financial statements described in Item 14(a)1 of this Report are incorporated herein by reference. See "Supplementary Quarterly Data (Unaudited)" on page 57, which is incorporated herein by reference.

Item 9.  Disagreements on Accounting and Financial Disclosure.

     None.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.

     See information regarding the directors and nominees for director of Ceridian under the heading "Nominees for Director" on pages 4 and 5 of the Proxy Statement for the Annual Meeting of Stockholders, May 10, 1995 (the "Proxy Statement"), which is incorporated herein by reference.

     See the information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 under the heading "Compliance With Section 16(a) of the Securities Exchange Act" on page 25 of the Proxy Statement, which is incorporated herein by reference.

     Information regarding the executive officers of Ceridian is on pages 18 and 19 of this Report, and is incorporated herein by reference.

Item 11.  Executive Compensation.

     See information under the headings "Directors' Compensation" on pages 6 and 7 of the Proxy Statement and "Executive Compensation" on pages 17 through 22 of the Proxy Statement, all of which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     See information under the heading "Share Ownership Information" on pages 23 and 24 of the Proxy Statement, which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     See information under the heading "Compensation Committee Interlocks and Insider Participation" on page 7 of the Proxy Statement, which is incorporated herein by reference.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1.  Financial Statements of Registrant

     Incorporated by reference from the
     pages indicated in the Company's
     1994 Annual Report to Stockholders
     into Part II, Item 8, of this Report:
                                                                 Page

        Report of Management.....................................36

        Independent Auditors' Report.............................37

        Consolidated Statements of
        Operations for the years ended
        December 31, 1994, 1993 and 1992.........................38

        Consolidated Balance Sheets as of
        December 31, 1994 and 1993...............................39

        Consolidated Statements of Cash Flows
        for the years ended
        December 31, 1994, 1993 and 1992......................40-41

        Notes to Consolidated Financial Statements for
        the three years ended December 31, 1994...............42-56

(a) 2.  Financial Statement Schedules of Registrant

     Included in Part IV of this Report:
                                                                Page


        Independent Auditors' Report on financial
        statement schedule...   .................................27

        Schedule II - Valuation and qualifying accounts.......28-29

     All other financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a) 3.  Exhibits

     The following is a complete list of Exhibits filed or incorporated by reference as part of this report.

Exhibit Description

2.01 Asset Purchase Agreement, dated as of March 4, 1992, as amended, among the Company, as seller, and Video Lottery Technologies, Inc. and Automated Wagering International, Inc., as purchasers
        (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 23, 1992 (File No. 1-1969))

2.02 Asset Purchase Agreement, dated as of March 14, 1993, between the Company and Siemens Energy & Automation, Inc. (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form
        10-K    for the year ended December 31, 1992 (File No. 1-1969))

2.03 Transfer Agreement between the Company and Control Data Systems, Inc., dated as of July 15, 1992 (incorporated by reference to Exhibit 10.1 to Amendment No. 1, dated July 10, 1992, to Control Data Systems, Inc.'s Registration Statement on Form 10
        (File No. 0-20252))

2.04 Distribution Agreement between Control Data Systems, Inc. and the Company dated as of July 15, 1992 (incorporated by reference to Exhibit 10.2 to Amendment No. 1, dated July 10, 1992, to Control Data Systems, Inc.'s Registration Statement on Form 10
        (File No. 0-20252))

2.05 Agreement and Plan of Reorganization, dated as of May 25, 1994, among Tesseract Corporation, Braemar Acquisition Corp. and the Company (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated June 24, 1994, as amended
        (File No. 1-1969))

3.01 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-8 (File No. 33-54379))


3.02 Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-1969))

4.01 Form of Deposit Agreement, dated as of December 23, 1993, between The Bank of New York and the Company (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-3 (File No. 33-50959))

4.02    Form of Indenture, with respect to the 5 1/2% Convertible
        Subordinated Debentures Due 2008, dated as of December 23, 1993, between The Bank of New York and the Company (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3 (File No. 33-50959))

10. 01* Executive Employment Agreement between the Company and Lawrence Perlman, dated February 1, 1994 (incorporated by reference to
        Exhibit 10.01 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-1969))

10.02* Executive Employment Agreement between the Company and Ronald L. Turner, dated February 3, 1995

10.03* Executive Employment Agreement between the Company and Patrick C. Sommers, dated February 3, 1995

10.04* Executive Employment Agreement between the Company and Stephen B. Morris, dated February 3, 1995

10.05* Executive Employment Agreement between the Company and John R. Eickhoff, dated February 3, 1995

10.06* Employee Non-Statutory Stock Option Award Agreement between the Company and Patrick C. Sommers, dated as of January 3, 1994

10.07* Employee Non-Statutory Stock Option Award Agreement between the Company and John R. Eickhoff, dated as of January 3, 1994

10.08* Directors Deferred Compensation Plan - 1993 Restatement (As amended through December 13, 1993) (incorporated by reference to Exhibit
        10.05 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-1969))

10.09* Directors' Benefit Protection Trust Agreement, dated as of December 1, 1994, between the Company and First Trust National Association

10.10* 1993 Non-Employee Director Stock Plan (incorporated by reference to Exhibit 2 to the Company's Proxy Statement for Annual Meeting of Stockholders, May 12, 1993 (File No. 1-1969))

10.11*  1993 Long-Term Incentive Plan (As amended through October 21, 1994)

10.12* 1990 Long-Term Incentive Plan (1992 Restatement) (As amended through October 21, 1994)

10.13*  Description of the Company's Annual Executive Incentive Plan

10.14* Benefit Equalization Plan, as amended (Effective generally as of January 1, 1994)

10.15* Employees' Benefit Protection Trust Agreement, dated as of December 1, 1994, between the Company and First Trust National Association

10.16*  Deferred Compensation Plan

10.17* Form of Indemnification Agreement between the Company and its Directors (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1969))


* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

10.18 Agreement for Information Technology Services, dated as of January 10, 1995, between the Company and Integrated Systems Solutions Corporation

10.19 Amended and Restated Credit Agreement, dated as of May 13, 1994, among the Company, Bank of America N.T. & S.A., as Agent, and the Other Financial Institutions Parties Thereto (incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 1-1969))

10.20 Form of Underwriting Agreement among the Company, Bear, Stearns & Co. Inc., Cowen & Company and Piper Jaffray, Inc., dated December 16, 1993 (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form S-3 (File No. 33-50959))

11.     Statement re computation of earnings (loss) per share

12.     Statements re computation of ratio of earnings to fixed charges

13.     1994 Annual Report to Stockholders of the Company

22.     Subsidiaries of the Company

24.     Consent of Independent Auditors

25.     Power of Attorney

27.     Financial Data Schedule

     If requested, the Company will provide copies of any of the exhibits listed above upon payment of its reasonable expenses in furnishing such exhibits. The Company will provide to the Securities and Exchange Commission, upon request, any schedule to any of the foregoing exhibits which has not been filed.

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended December 31, 1994. A report on Form 8-K dated January 19, 1995 was filed by the Company, reporting in "Item 5: Other Events" the signing of technology services and marketing agreements with ISSC and the announcement of the Company's financial results for the quarter and year ended December 31, 1994. Included in that report were the Company's consolidated statements of operations for the three and twelve month periods ended December 31, 1994 and 1993, and condensed consolidated balance sheets for the Company as of December 31, 1994 and 1993. The Company also filed on January 25, 1995 an amendment to a report on Form 8-K dated June 24, 1994, which reported the acquisition of Tesseract Corporation by the Company.

       INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

THE BOARD OF DIRECTORS AND STOCKHOLDERS
CERIDIAN CORPORATION:


     Under date of January 24, 1995, we reported on the consolidated balance sheets of Ceridian Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index (see Item 14.(a)2.). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

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



                                          KPMG Peat Marwick LLP


Minneapolis, Minnesota
January 24, 1995

                                                                         SCHEDU
                            CERIDIAN CORPORATION AND SUBSIDIARIES
                              VALUATION AND QUALIFYING ACCOUNTS
                                    (Dollars in millions)

Restructure and Discontinued Operations Reserves (1)



                                                    Employer   Computing
                              Arbitron  Arbitron    Services    Devices
                                 TV      ScanAm  Consolidation Severance    Oth

Reserve Balance 12/31/91      $         $
                                   -         -    $             $   5.1
                                                       -                  $ 113

   1992 Restructure Loss (2)                29.9       8.8          1.1
   Cash Payments                                                             44
                                            (0.8)     (1.7)        (5.2)
   Asset Write-Off                                                          (79
                                           (28.5)     (1.1)
   Discontinued Operations(3)                                                (2
   Adoption of FAS 106 (4)                                                   71
   Other Non-cash Items                                                     (14
                                                                    0.1

Reserve Balance 12/31/92      $          $   0.6
                                   -               $   6.0      $   1.1   $ 133

   1993 Restructure Loss (2)      57.0                18.9          5.5
   Cash Payments                                                              0
                                  (4.1)     (0.6)     (4.0)        (6.1)
   Asset Write-Off                                                          (44
                                 (26.8)
   Adoption of FAS 112 (4)                                                  (15
                                                                            (12
   Other Non-cash Items                                                      (0

Reserve Balance 12/31/93       $  26.1  $          $  20.9
                                             -                  $   0.5   $  60

   1994 Restructure Loss (2)                                                 15
   Sale of TeleMoney (5)                                                     14
   Cash Payments                 (17.4)               (8.5)        (0.5)    (27
   Other Non-cash Items            2.4                                        2

Reserve Balance 12/31/94       $  11.1  $    -     $  12.4     $          $  64
                                                                    -


(1) For additional information, see Note B to the consolidated financial stateme
(2) Does not include restructure gains of $7.6 in 1992, $14.7 in 1993 and $15.0
(3) Represents obligations related to the disposition of discontinued operations
(4) Represents the reclassification to other liabilities of FAS 106 and FAS 112 obligations as described in Notes A and I to the consolidated financial stat
(5) Represents obligations undertaken in connection with the sale of TeleMoney.

                                                        SCHEDULE II (CONT.)

                   CERIDIAN CORPORATION AND SUBSIDIARIES

                     VALUATION AND QUALIFYING ACCOUNTS

                           (Dollars in millions)


Allowance for Doubtful Accounts Receivable   Year Ended December 31
                                          1994     1993      1992


Balance at beginning of year              $  5.4   $  4.3    $  3.8

  Additions charged to costs and
    expenses                                 0.9      1.7       1.1

  Write-offs and other adjustments*         (0.1)    (0.6)     (0.6)


Balance at end of year                   $  6.2   $  5.4    $  4.3

(*)Other adjustments include balances removed as a result of sales of businesses.



Investments and Advances                  Year Ended December 31,
                                            1994     1993     1992

Balance of Seagate note
  at beginning of year                   $ 10.0   $ 10.0    $ 47.9


Principal payment received                                   (37.9)

Discount on Seagate note
  as initially recorded or
  at beginning of year                                        (6.2)


Amortization/Recovery of discount                              6.2

Balance of Seagate note
   at end of year                         $ 10.0   $ 10.0   $ 10.0


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 1995.

                                       CERIDIAN CORPORATION


                                       By /s/Lawrence Perlman
                                       Lawrence Perlman
                                       Chairman, President and Chief
                                       Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 21, 1995.


/s/Lawrence Perlman                    /s/J. R. Eickhoff
Lawrence Perlman                       John R. Eickhoff
Chairman, President and Chief           Vice President and Chief
Executive Officer (Principal            Financial Officer
Executive Officer) and                 (Principal Financial Officer)
Director

/s/Loren D. Gross
Loren D. Gross                         */s/George R. Lewis
Vice President and Corporate           George R. Lewis, Director
Controller (Principal Accounting
Officer)                               */s/Charles Marshall
                                       Charles Marshall, Director

*/s/Ruth M. Davis                      */s/Carole J. Uhrich
Ruth M. Davis, Director                Carole J. Uhrich, Director


*/s/Allen W. Dawson                    */s/Richard W. Vieser
Allen W. Dawson, Director              Richard W. Vieser, Director


*/s/Ronald James                       */s/Paul S. Walsh
Ronald James, Director                 Paul S. Walsh, Director


*/s/Richard G. Lareau                  /s/John A. Haveman
Richard G. Lareau, Director            *By:  John A. Haveman
                                        Attorney-in-fact

                                                     Exhibit 10.13

  Description of the Ceridian Corporation Annual Executive Incentive Plan

     The Company's Annual Executive Incentive Plan provides yearly cash bonuses to Company executives, although the Board's Compensation and Human Resources Committee (the "Committee" ) may, in its discretion, permit individuals to elect to receive part or all of their annual bonus in the form of stock options rather than cash. The annual determination of an individual executive's target bonus, expressed as a percentage of base salary, is based on a subjective assessment by the Committee of the responsibilities of the position, competitive practice and the Committee's desire to give greater weight to performance-based compensation at higher levels of responsibility within the Company.

     For 1994, target bonus percentages for executives ranged from 20% to 65% of base salary, with the maximum possible bonus generally one and one-half times the target amount. Of the total potential bonus, 80% consisted of a financial component, and 20% was based on a subjective assessment of the executive's individual performance in the areas of quality improvement and fostering work force diversity. The financial component consisted of a requirement that the Company achieve a specified level of earnings per share ("EPS") during 1994 and, for executives assigned to operating units, a requirement that the operating unit achieve specified financial goals, generally a specified level of pre-tax earnings. With respect to the financial component, bonus payments at, above or below the target percentages could be made depending on whether the financial performance of the Company (and, if applicable, the business unit to which the executive is assigned) met, exceeded or fell short of the applicable targeted financial goal. The targeted financial component of the bonus would be payable if budgeted earnings were achieved, but no bonus would be payable if an earnings threshold amount were not achieved. For 1994, both the financial and non-financial components of the annual incentive program were paid at or slightly above the superior level for executives, resulting in bonus payments for executives ranging between 30% and 97.5% of base salary. The Committee retains discretion to adjust upward the annual incentive if, in its judgment, such an action is warranted under the circumstances.

                                                    Exhibit 11
              CERIDIAN CORPORATION AND SUBSIDIARIES
      STATEMENT RE COMPUTATION OF EARNINGS (LOSS) PER SHARE
(Amounts in thousands, except per
share data)                                 Year Ended December 31
                                        1994           1993          1992


Net earnings (loss) applicable to
  common stockholders - primary    $  65,626      $ (30,676)   $ (392,800)
 Discontinued operations                                         (321,600)
 Extraordinary loss                                  (8,400)
 Change in accounting (FAS 106)                                   (41,800)

Earnings (Loss) from continuing
  operations                          65,626        (22,276)      (29,400)
Restore dividends on convertible
  preferred stock (a)                 12,980            325
Restore interest expense on
  convertible debentures (a) (b)                                   13,900

Net earnings (loss) for fully      $   78,606    $  (21,951)  $  (15,500)
  diluted earnings per share
Weighted average common shares        44,504         43,131        42,617
  outstanding
Common share equivalents from stock    1,361
  options (c)
Weighted average common shares and    45,865         43,131        42,617
  equivalents outstanding - primary
Shares issuable assuming conversion   10,384            260
  of preferred stock (a)
Shares issuable assuming                                            6,794
  conversion of debentures (a)
Weighted average common shares and    56,249         43,391        49,411
  equivalents outstanding - adjusted
  for full dilution

Primary earnings (loss) per share:
  Continuing operations            $    1.43     $    (0.52)   $    (0.69)
  Discontinued operations                                           (7.55)
  Extraordinary loss                                  (0.19)
  Change in accounting (FAS 106)                                    (0.98)

Total                              $    1.43     $    (0.71)   $    (9.22)

Fully diluted earnings (loss) per  $    1.40     $    (0.51)   $    (0.31)
  share (c)

(a) Convertible preferred stock issued and convertible debentures redeemed in December 1993.
(b)  Net of income tax effect which is nil.
(c) Common stock equivalents and shares issuable assuming conversion of convertible debentures not reported in 1993 and 1992 because the result is anti-dilutive or additional dilution is less than 3%
      as prescribed by APBO No. 15. This calculation is submitted in accordance with
      Regulation S-X item
     601(b)(11).

                                    32

                                                        Exhibit 12
                   CERIDIAN CORPORATION AND SUBSIDIARIES
             COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

(Dollars in millions)

                                     Year Ended December 31,
                                   1994     1993       1992     1991     1990



Earnings (Loss) before
  income taxes and other
    items(1) . . . . . .         $  85.2    $ (18.2)   $(186.3) $   1.9  $  15.9
Less undistributed earnings
  and non-guaranteed losses
  from less than 50% owned
  affiliates included above          --         --        (0.6)    (2.6)     1.3

Total earnings (loss)
  before income taxes
    and other items. . .         $  85.2     ($18.2)    (185.7)    (4.5)    14.6
Add:
  Interest . . . . . . .            1.6       16.4        17.7     25.4     43.8
  Interest portion
    of rentals (2) . . .            11.9       12.4       31.8     17.2     31.6

Adjusted earnings (loss)
  before income taxes
  and other items. . . .          $ 98.7     $ 10.6    $(150.8)  $ 61.7  $  90.0

referred stock dividends          $  13.0    $  0.3    $   0.3   $  0.5  $   0.5
Pre-tax to net
  income ratio (3) . . .            100%       100%      100%      100%     100%

Preferred dividend factor
  on a pre-tax basis . .            13.0        0.3       0.3       0.5      0.5
Interest . . . . . . . .             1.6       16.4       17.7     25.4     43.8
Interest portion
  of rentals (2) . . . .            11.9       12.4       17.2     31.8     31.6

     Total fixed charges and
     preferred dividends          $  26.5    $  29.1    $  35.2  $  57.7  $  75.9

Ratio of earnings to
  fixed charges and
  preferred dividends. .             3.72                           1.07    1.19

Earnings to combined fixed
  charges and preferred
  stock deficiency. . .                       $18.05    $ 186.0

     (1)  Results include discontinued operations.
     (2)  Assumed to be one-third of rental expense.
          A tax gross-up would not have a material effect in any year.
     (3)

                                             -33-

                                                           Exhibit 22

                           CERIDIAN CORPORATION

                               SUBSIDIARIES
                           AT DECEMBER 31, 1994


                                                  State or
                                             other Jurisdiction
       Name                                    of Incorporation

CD Plus S.A.                                        France
Ceridian Properties, Inc.                           Delaware
Computing Devices Canada Ltd.                       Canada
Computing Devices Company Limited (Hastings)        United Kingdom
  Computing Devices Hastings Limited                United Kingdom
  Computing Devices Eastborne Limited               United Kingdom
Computing Devices International Employment, Inc.    Delaware
Earth Energy Systems, Inc.                          New Jersey
Paragon Imaging, Inc.                               Florida
ScanAmerica, L.P. (Limited Partnership)             Delaware
Scarborough Research                                Delaware
Tesseract Corporation                               California
User Technology Services Inc.                       New York
VTC C-MOS Incorporated                              Delaware

                                                       Exhibit 24

                      CONSENT OF INDEPENDENT AUDITORS

BOARD OF DIRECTORS
OF CERIDIAN CORPORATION


     We consent to incorporation by reference in Registration Statements Nos. 2-97570, 2-67753, 33-15920, 2-93345, 2-81865, 33-26839, 33-34045, 33-
49601, 33-54379, 33-56325 and 33-56833 on Forms S-8 of Ceridian Corporation
of our reports dated January 24, 1995. Such reports relate to the consolidated financial statements and related financial statement schedule of Ceridian Corporation and subsidiaries as of December 31, 1994 and 1993 and for each of the years in the three-year period ended December 31, 1994 and are included or incorporated by reference in the 1994 Annual Report on Form 10-K of Ceridian Corporation.



                                   KPMG Peat Marwick LLP


Minneapolis, Minnesota
March 21, 1995

                                                       Exhibit 25

                             POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that I, the undersigned, a Director of Ceridian Corporation (the "Company"), a Delaware corporation, do hereby make, nominate and appoint JOHN R. EICKHOFF, STEVEN J. OLSON and JOHN A. HAVEMAN, and each of them, to be my attorney in fact for three months from the date hereof, with full power and authority to sign his name on the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended; provided that such Form 10-K is first reviewed by the Audit Committee of the Board of Directors of the Company and by my attorney in fact; and his name, when thus signed, shall have the same force and effect as though I had manually signed such Form 10-K.

     IN WITNESS WHEREOF, I have signed this Power of Attorney as of February 3, 1995.


/s/Lawrence Perlman                    /s/George R. Lewis
Lawrence Perlman                       George R. Lewis


/s/Ruth M. Davis                       /s/Charles Marshall
Ruth M. Davis                          Charles Marshall

s/Allen W. Dawson                     /s/Carole J. Uhrich
llen W. Dawson                        Carole J. Uhrich

s/Ronald James                        /s/Richard W. Vieser
onald James                           Richard W. Vieser

s/Richard G. Lareau                   /s/Paul S. Walsh
ichard G. Lareau                      Paul S. Walsh

                               EXHIBIT INDEX

Exhibit Description

2.01    Asset Purchase Agreement, dated as of                    IBR
        March 4, 1992, as amended, among  the
        Company, as seller, and Video Lottery
        Technologies, Inc. and Automated Wagering
        International, Inc., as purchasers
        (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 23, 1992 (File No. 1-1969))

2.02    Asset Purchase Agreement, dated as of                    IBR
        March 14, 1993, between the Company and
        Siemens Energy & Automation, Inc.
        (incorporated by reference to Exhibit
        10.24 to the Company's Annual Report on
        Form 10-K for the year ended December 31, 1992 (File No. 1-1969))

2.03    Transfer Agreement between the Company                   IBR
        and Control Data Systems, Inc., dated as of July 15, 1992 (incorporated by reference to Exhibit 10.1 to Amendment No. 1, dated
        July 10, 1992, to Control Data Systems,
        Inc.'s Registration Statement on Form 10
        (File No. 0-20252))

2.04    Distribution Agreement between Control                   IBR
        Data Systems, Inc. and the Company dated as of July 15, 1992 (incorporated by reference to Exhibit 10.2 to Amendment
        No. 1, dated July 10, 1992, to Control
        Data Systems, Inc.'s Registration Statement on Form 10 (File No. 0-20252))

2.05    Agreement and Plan of Reorganization,                    IBR
        dated as of May 25, 1994, among Tesseract
        Corporation, Braemar Acquisition Corp.
        and the Company (incorporated by reference to Exhibit 2 to the Company's Current
        Report on Form 8-K dated June 24, 1994,
        as amended (File No. 1-1969))

3.01    Restated Certificate of Incorporation                    IBR
        of the Company (incorporated by reference to Exhibit 4.01 to the Company's Registration
        Statement on Form S-8 (File No. 33-54379))

3.02    Bylaws of the Company, as amended (incorporated          IBR
        by reference to Exhibit 3.01 to the Company's
        Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-1969))

4.01    Form of Deposit Agreement, dated as of December 23,      IBR
        1993, between The Bank of New York and the Company incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-3 (File
        No. 33-50959))

4.02    Form of Indenture, with respect to the 5 1/2%            IBR
        Convertible Subordinated Debentures Due 2008, dated as of December 23, 1993, between the The Bank of New York and the Company
        (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3 (File No. 33-50959))

10. 01* Executive Employment Agreement between the               IBR
        Company and Lawrence Perlman, dated
        February 1, 1994 (incorporated by reference to Exhibit 10.01 to the Company's Annual
        Report on Form 10-K for the year ended
        December 31, 1993 (File No. 1-1969))

10.02*  Executive Employment Agreement between the               E
        Company and Ronald L. Turner, dated
        February 3, 1995

10.03*  Executive Employment Agreement between the               E
        Company and Patrick C. Sommers, dated
        February 3, 1995

10.04*  Executive Employment Agreement between the               E
        Company and Stephen B. Morris, dated
        February 3, 1995

10.05*  Executive Employment Agreement between the               E
        Company and John R. Eickhoff, dated
        February 3, 1995

10.06*  Employee Non-Statutory Stock Option Award                E
        Agreement between the Company and Patrick C.
        Sommers, dated as of January 3, 1994

10.07*  Employee Non-Statutory Stock Option Award                E
        Agreement between the Company and John R.
        Eickhoff, dated as of January 3, 1994

10.08*  Directors Deferred Compensation Plan -                   IBR
        1993 Restatement (As amended through
        December 13, 1993) (incorporated by
        reference to Exhibit 10.05 to the Company's
        Annual Report on Form 10-K for the year
        ended December 31, 1993 (File No. 1-1969))

10.09*  Directors' Benefit Protection Trust Agreement,           E
        dated as of December 1, 1994, between the Company and First Trust National Association

10.10*  1993 Non-Employee Director Stock Plan                    IBR
        incorporated by reference to Exhibit 2 to the Company's Proxy Statement for Annual
        Meeting of Stockholders, May 12, 1993
        File No. 1-1969))

10.11*  1993 Long-Term Incentive Plan (As amended                E
        through October 21, 1994)

10.12*  1990 Long-Term Incentive Plan (1992                      E
        Restatement) (As amended through
        October 21, 1994)

10.13*  Description of the Company's Annual                      E
        Executive Incentive Plan

10.14*  Benefit Equalization Plan, as amended                    E
        Effective generally as of January 1, 1994)

10.15*  Employees' Benefit Protection Trust Agreement,           E
        dated as of December 1, 1994, between the Company and First Trust National Association

10.16*  Deferred Compensation Plan                               E

10.17*  Form of Indemnification Agreement between the            IBR
        Company and its Directors (incorporated by reference to Exhibit 10.11 to the Company's
        Annual Report on Form 10-K for the year ended
        December 31, 1991 (File No. 1-1969))

10.18   Agreement for Information Technology Services,           E
        dated as of January 10, 1995, between the Company and Integrated Systems Solutions Corporation

10.19   Amended and Restated Credit Agreement, dated             IBR
        as of May 13, 1994, among the Company, Bank of America N.T. & S.A., as Agent, and the Other
        Financial Institutions Parties Thereto
        incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994
        File No. 1-1969))

10.20   Form of Underwriting Agreement among the                 IBR
        Company, Bear, Stearns & Co. Inc., Cowen &
        Company and Piper Jaffray, Inc., dated
        December 16, 1993 (incorporated by reference

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

        to Exhibit 1.1 to the Company's Registration
        Statement on Form S-3 (File No. 33-50959))

11.     Statement re computation of earnings (loss)              E
        per share

12.     Statements re computation of ratios                      E

13.     1994 Annual Report to Stockholders of                    E
        the Company

22.     Subsidiaries of the Company                              E

24.     Consent of Independent Auditors                          E

25.     Power of Attorney                                        E

27.     Financial Data Schedule                                  E