Form 10-Q
period 1995-03-31
CERIDIAN CORP
filed 1995-05-09
CIK 109758

                                 FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C., 20549



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1995

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

                           YES    X     NO

The number of shares of registrant's Common Stock, par value $.50 per share, outstanding as of April 30, 1995, was 45,609,822.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q


                                   INDEX

                                                                     Pages

Part I.   Financial Information


     Item 1.  Financial Statements

          Consolidated Statements of Operations
          for the three month periods ended
          March 31, 1995 and 1994 .................................      3

          Consolidated Balance Sheets as of
          March 31, 1995 and December 31, 1994 ....................      4

          Consolidated Statements of Cash Flows for the three
          month periods ended March 31, 1995 and 1994 .............      5

          Notes to Consolidated Financial Statements ..............      6

          In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as set forth in the notes to consolidated financial statements) necessary to present fairly the financial position as of March 31, 1995, and results of operations and cash flows for the three month periods ended March 31, 1995 and 1994.

          The results of operations for the three month period ended March 31, 1995, are not necessarily indicative of the results to be expected for the full year.

          The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations .................   6-11

Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K ....................     14

Signature .........................................................     15

Exhibit 11. Statement re computation of earnings per share ........     16

FORM 10-Q
PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS            Ceridian Corporation
(Unaudited)                                      and Subsidiaries


                                          For Periods Ended March 31,
                                                  Three Months
                                               1995          1994
                         (Dollars in millions, except per share data)
Revenue
  Product sales                              $ 138.2       $ 112.5
  Services                                     119.6         108.8
     Total                                     257.8         221.3
Cost of revenue
  Product sales                                107.5          90.3
  Services                                      51.1          48.3
     Total                                     158.6         138.6

Gross profit                                    99.2          82.7

Operating expenses
  Selling, general and
    administrative                              54.8          48.8
  Technical expense                             16.2          10.9
  Other expense (income)                        (0.5)          0.4

Earnings before interest and taxes              28.7          22.6

  Interest income                                2.7           1.9
  Interest expense                              (0.3)         (0.4)

Earnings before income taxes                    31.1          24.1

Income tax provision                             2.7           1.9

Net earnings                                 $  28.4       $  22.2

Primary earnings per share                   $   0.54      $   0.42
Fully diluted earnings per share             $   0.50      $   0.40

Weighted average common shares
  outstanding (in thousands)
     Primary                                  46,723        45,584
     Fully diluted                            57,107        55,968
See notes to consolidated financial statements.

FORM 10-Q
CONSOLIDATED                                      Ceridian Corporation
BALANCE SHEETS (Unaudited)                        and Subsidiaries

                                           March 31,      December 31,
Assets                                        1995            1994
                                                   (In Millions)
Cash and equivalents                        $   102.2     $   116.8
Short-term investments                           55.7          54.6
Trade and other receivables, net                158.9         141.4
Inventories                                      26.9          25.8
Other current assets                             12.0           7.5


     Total current assets                       355.7         346.1

Investments and advances                         14.8          14.5
Property, plant and equipment, net              100.1          97.8
Prepaid pension cost                             80.8          78.0
Goodwill and other intangibles                  125.1         128.0
Other noncurrent assets                          32.5          25.9


     Total assets                           $   709.0     $   690.3

Liabilities And Stockholders' Equity

Short-term debt and current
 portion of long-term obligations           $     2.0     $     1.2
Accounts payable                                 30.7          30.7
Customer advances and deferred income           101.2          85.7
Accrued taxes                                    57.5          56.9
Employee compensation and benefits               41.8          53.5
Restructure reserves, current portion            14.4          18.8
Other accrued expenses                           58.7          60.0


     Total current liabilities                  306.3         306.8

Long-term obligations, less current portion      12.9          17.5
Deferred income taxes                             7.9           7.7
Restructure reserves, less current portion       66.2          69.5
Employee benefit plans                           80.9          80.5
Deferred income and other
 noncurrent liabilities                          20.0          21.8
Stockholders' equity                            214.8         186.5

     Total liabilities and stockholders'
      equity                                $   709.0     $   690.3
See notes to consolidated financial statements.

FORM 10-Q
CONSOLIDATED STATEMENTS OF                        Ceridian Corporation
CASH FLOWS (Unaudited)                            and Subsidiaries

                                           For Periods Ended March 31,
                                                  Three Months
                                                1995          1994
                                                  (In Millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                $    28.4     $    22.2
Adjustments to reconcile net earnings
  to net cash provided by (used for)
  operating activities:
    Depreciation                                  8.0           6.6
    Amortization of deferred assets               3.0           0.9
    Restructure reserves:
      Reserves established                       --            --
      Reserves utilized                          (7.8)        (22.2)
    Net change in working capital items:
      Trade and other receivables               (18.4)        (11.9)
      Inventories                                (1.4)          4.5
      Other current assets                       (4.4)          1.2
      Accounts payable                            8.0          (6.7)
      Customer advances and deferred income      16.3         (16.7)
      Other current liabilities                 (11.9)          2.2
    Other                                        (0.3)         (2.3)
    Net cash provided by (used for)
      operating activities                       19.5         (22.2)
CASH FLOWS FROM INVESTING ACTIVITIES
Expended for capital assets and software        (18.9)         (9.6)
Short-term investments                           (1.1)         24.6
Expended for business acquisitions               (8.8)         --
Other                                             0.1           2.1
    Net cash provided by (used for)
      investing activities                      (28.7)         17.1
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term debt, net                              0.5          (1.6)
Repayment of other debt                          (3.7)         --
Sale of 5-1/2% Preferred Stock                   --            15.5
Preferred dividends                              (3.2)         (3.2)
Other                                             1.8           2.0
    Net cash provided by (used for)
      financing activities                       (4.6)         12.7
    Effect of exchange rate changes on cash      (0.8)         --
NET CASH PROVIDED (USED)                        (14.6)          7.6
Cash and equivalents at beginning of period     116.8         112.4
Cash and equivalents at end of period       $   102.2     $   120.0

See notes to consolidated financial statements.

                                 FORM 10-Q
                   CERIDIAN CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                               March 31, 1995
                           (Dollars in millions)
                                (Unaudited)

FOREIGN CURRENCY FORWARD CONTRACTS

In March 1995, the Company's subsidiary in the United Kingdom ("CDCL UK") entered into an agreement with its principal bank to purchase U.S. dollars, for an aggregate amount of 5,150,256 pounds sterling, at specified dates, generally on a monthly basis, between November 1995 and September 1998. The
U.S. dollar value of these contracts at March     1995 was $8.2 which was
                                              31,
not materially different from the value at inception, and no amount of deferred gain or loss had been amortized to operations. The forward contracts will serve as a hedge of an identifiable foreign currency commitment; namely, the delivery of goods manufactured in a U.S. facility of the Company to satisfy a customer contract of CDCL UK. The forward contracts are intended to eliminate economic and accounting risks arising from fluctuations in the exchange rate between the two currencies by matching forward contract maturities to customer contract performance. Any gain or loss on the forward contracts, measured by the difference between the contract rate and the spot rate at the current balance sheet date, will be deferred (unless the deferral is expected to lead to recognizing losses in future periods) and included in cost of sales along with the related inventoried costs, effectively converting the dollar costs to pounds.


STOCKHOLDERS' EQUITY
                                                 March 31,   December 31,
                                                   1995        1994

  5-1/2% Cumulative Convertible Exchangeable
   Preferred Stock, $100 par value
   (liquidation preference of $236.0)
   Shares issued and outstanding 47,200        $     4.7     $     4.7
  Common Stock
    Par value - $.50
    Shares authorized - 100,000,000
    Shares issued - 45,660,778 and 45,515,123       22.8          22.8
    Shares outstanding - 45,594,538 and
     45,401,593
  Additional paid-in capital                       856.6         849.6
  Accumulated deficit                             (639.0)       (664.2)
  Foreign currency translation adjustments          (3.2)         (2.2)
  Restricted stock awards                          (21.8)        (17.6)
  Pension liability adjustment                      (4.2)         (4.2)
  Treasury stock, at cost (66,240 and 113,530
   common shares)                                   (1.1)         (2.4)

        Total stockholders' equity             $   214.8     $   186.5




                                 FORM 10-Q
                   CERIDIAN CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                               March 31, 1995
                           (Dollars in millions)
                                (Unaudited)


RECEIVABLES
                                             March 31,    December 31,
                                                1995         1994

Trade and Other Receivables, Net:
  Trade, less allowance of $5.9 and $6.2    $   77.1      $    73.9
  Unbilled                                      67.7           57.3
  Other                                         14.1           10.2

    Total                                   $  158.9      $   141.4




                                 FORM 10-Q
                               March 31, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     For the quarter ended March 31, 1995, Ceridian Corporation (the "Company") reported net earnings of $28.4 million, or $.50 per fully diluted share of common stock, on revenue of $257.8 million, compared to net earnings of $22.2 million, or $.40 per fully diluted common share, on revenue of $221.3 million for the first quarter 1994.

     The following table sets forth revenue for the Company, its two industry segments and the businesses that comprise those segments for the three month periods ended March 31, 1995 and March 31, 1994, respectively:

                                            Periods Ended March 31,
                                                 Three Months

                                              1995          1994
                                               (Dollars in millions)
Information Services Segment
  Arbitron Company                           $  28.2       $  28.3
  Ceridian Employer Services                   100.4          77.5
  Other Services(1)                             --             4.6

    Total Information Services                 128.6         110.4

Defense Electronics Segment
  Computing Devices International              129.2         110.9


      Total Revenue                          $ 257.8       $ 221.3




     (1) Primarily consists of revenue from TeleMoney Services and the Company's related network and computer center operations, which were sold in May 1994.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               March 31, 1995


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

                                 Quarter Ended March 31,
                                   1995             1994
Revenue:
  Information Services             49.9%             49.9%
  Defense Electronics              50.1%             50.1%

Total revenue                     100.0%            100.0%

Gross profit:
  Information Services             57.8%             55.4%
  Defense Electronics              19.2%             19.4%
  Total gross profit               38.5%             37.3%

Operating expenses
  Selling, general &               21.2%             22.0%
administrative
  Technical                         6.3%              4.9%
  Other expense (income)           (0.2%)             0.2%

Total operating expenses           27.3%             27.1%

Earnings before interest &         11.2%             10.2%
taxes

Interest income (expense)           0.9%              0.7%

Earnings before income taxes       12.1%             10.9%

Income tax provision                1.1%              0.9%

Net earnings                       11.0%             10.0%

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               March 31, 1995


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations (cont.)


     Revenue. The 16.6% revenue growth in Information Services from the first quarter 1994 to the first quarter 1995 reflected 29.6% revenue growth in Employer Services which was partially offset by the May 1994 sale of the Company's TeleMoney Services business. Almost 40% of Employer Services' revenue growth was due to acquisitions made during 1994, principally Tesseract Corporation and User Technology Services, Inc., while increased investment income from payroll tax filing deposits accounted for somewhat less than a third of the revenue increase. The increase in investment income was due to both an increase in the average annual yield on such investments of 188 basis points as well as a 21% increase in average balances, reflecting growth in the tax filing customer base. Revenue from Employer Services' payroll processing operations also increased approximately 10%, primarily reflecting new customer installations. The annualized revenue value of orders received by Employer Services during the first quarter 1995 was about 20% greater than in the year earlier quarter. Employer Services' revenue and profitability tend to be the greatest in the first and fourth quarters of each year because of customers' year-end reporting requirements and greater tax filing deposit balances in the first quarter.

     Although Arbitron's revenue was essentially unchanged in the quarterly comparison, revenue from radio audience measurement services and analytical software increased about 8% due to an increased rate of customer renewals, a higher percentage of syndicated ratings customers also utilizing analytical software applications, and price increases related to efforts to increase the sample size for radio surveys. This revenue increase was offset by a revenue decrease resulting from the Company's exchange of its interest in the Competitive Media Reporting ("CMR") joint venture for an interest in the Scarborough Research Partnership ("SRP"), which produces the "Scarborough Report" that provides information regarding product/service usage and media usage in major U.S. markets. As a result of this transaction, Arbitron no longer derives revenue from the sale of commercial monitoring services provided by CMR, but SRP's results are consolidated with Arbitron's. Although this transaction is expected to increase Arbitron's annual revenue somewhat, SRP's revenue is heavily weighted toward the second, third and fourth quarters of each year, coinciding with deliveries of the Scarborough Report.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               March 31, 1995


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations (cont.)


     Computing Devices' revenue increased 16.5% in the quarterly comparison, due to a 43% revenue increase in its Canadian operations. About three-fourths of the revenue increase was attributable to the Iris contract to provide a communications system to the Canadian defense department, while the balance was attributable to ground system products, particularly a $105 million, multi-year contract awarded to the Company in 1994 to develop and produce a light armored vehicle reconnaissance system. Although Computing Devices orders during the first quarter 1995 were about 25% below the year earlier quarter, that quarter had included the previously mentioned reconnaissance system order. For all of 1995, Computing Devices expects its orders to be about 15% below the level achieved in 1994, when it achieved its highest order year ever.

     Gross Margin. The Company's gross margin improvement in the quarterly comparison was attributable to the Information Services segment. The improvement in Information Services reflected the sale of the TeleMoney business and related operations, which had a very low gross profit margin during the first quarter 1994, and an increase in the gross profit margin in Arbitron. The improvement in Arbitron is primarily a function of revenue mix, as low margin revenue from the sale of commercial monitoring services provided by CMR did not continue in the first quarter 1995 as a result of the CMR/SRP transaction, and higher margin revenue from radio audience measurement services and analytical software increased. Employer Services' gross margin was little changed, as improvements resulting from generally higher business volume were offset by additional costs related to the establishment of a centralized customer service center and efforts to centralize payroll data processing.

     The modest decrease in Computing Devices' gross margin in the quarterly comparison was primarily due to increased revenue from the Iris contract, which has lower gross margins than most other aspects of Computing Devices' business. First quarter 1995 revenue from this contract included $5 million of payments to protect the Company from currency exposure on non-Canadian dollar costs, payments on which there is no gross profit. Partially offsetting the decrease were improved gross margins in Computing Devices' U.S. operations, reflecting the movement of certain contracts from the development phase into the production phase, and the benefits of reduced employment levels in connection with fixed price contracts that had been bid with a higher cost structure.

     Operating Expenses. Although selling, general and administrative ("SG&A") expenses increased in both industry segments in the quarterly comparison, they decreased in each segment as a percentage of revenue.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               March 31, 1995


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations (cont.)


     In Information Services, SG&A expenses decreased from 33.3% of revenue in the first quarter 1994 to 32.9% of revenue in the first quarter 1995.
The primary factor in this percentage decrease was the decrease in Employer Services' selling expense as a percentage of revenue, reflecting the significant increase in Employer Services' revenue and increased concentration of sales and marketing efforts on medium- and large-sized employers. General and administrative expenses increased as a percentage of revenue in Information Services, largely due to amortization of goodwill and other intangible assets associated with acquisitions made during 1994 and additional compensation expense associated with a performance restricted stock plan implemented by the Company during 1994. Computing Devices' SG&A expenses to revenue ratio decreased from 8.0% to 7.8%, reflecting increased revenue and a decrease in selling expense that was more than offset by an increase in administrative expense.

     Technical expense for the Company increased from 4.9% of revenue in the first quarter 1994 to 6.3% of revenue in the first quarter 1995.
Information Services' technical expense as a percentage of revenue increased from 4.6% to 7.0% of revenue. The most significant increase in technical expense, both in dollars and as a percentage of revenue, was in Employer Services, reflecting the June 1994 acquisition of Tesseract and spending in connection with the enhancement of its payroll processing software. An increase in research and development expenses in Computing Devices caused its technical expense to increase from 5.3% of revenue in the first quarter 1994 to 5.6% of revenue in the first quarter 1995. Other expense in the first quarter 1994 primarily consisted of the Company's share of CMR's loss, while other income during the first quarter 1995 primarily consisted of the other partner's share of SRP's loss.

     Earnings Before Interest and Taxes. The Company's earnings before interest and taxes ("EBIT") increased $6.1 million, or 27.1%, from the first quarter 1994 to the first quarter 1995. Information Services was the primary contributor to this improvement, with EBIT increasing $4.7 million, or 24.7%, in the quarterly comparison. Most of this increase in Information Services' EBIT was due to Employer Services. As a percentage of revenue, EBIT for Information Services increased from 17.1% in the first quarter 1994 to 18.3% in the first quarter 1995, with the percentage increase primarily attributable to Arbitron. Computing Devices' EBIT increased $0.7 million, or 9.7%, in the quarterly comparison, but declined as a percentage of revenue from 6.1% to 5.7% of revenue.

     Interest Income and Expense and Taxes. The increase in interest income in the quarterly comparison reflected higher interest rates in the first quarter 1995. The provisions for income taxes for the first quarter of 1994 and 1995 primarily represent tax charges related to the Company's international operations.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               March 31, 1995


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

     The Company's cash and short-term investments decreased from $171.4 million at December 31, 1994 to $157.9 million at March 31, 1995. Although none of the December 31 balance was subject to any restrictions, $4.9 million of the March 31, 1995 balance was subject to restriction in connection with a letter of credit issued on behalf of Computing Devices' Canadian operations with respect to its contract to provide a light armored vehicle reconnaissance system.

     During the first three months of 1995, operating cash flows provided $19.5 million of cash, after having utilized $22.2 million of cash in the first quarter 1994. Net earnings adjusted to a cash basis provided cash of $39.1 million in the first quarter 1995 and $27.4 million in the first quarter 1994. Increases in working capital utilized $11.8 million of cash in the first quarter 1995 and $27.4 million of cash in the 1994 period. Reflected in the first quarter 1995 cash utilized in connection with working capital items was an $18.4 million increase in trade and other receivables, reflecting increases in Computing Devices and, to a lesser extent, Employer Services. The first quarter 1994 working capital increase included a $16.7 million reduction in customer advances and an $11.9 million increase in trade and other receivables, both principally related to Computing Devices' Iris contract. Payments of restructure liabilities were $7.8 million and $22.2 million in the first quarters of 1995 and 1994, respectively. The following table summarizes estimated restructure payments during 1995, first quarter 1995 restructure payments, and restructure payments expected during the remainder of 1995:

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               March 31, 1995


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition (cont.)


                                   Estimated                 Expected
            Category               Payments     Payments     Payments
                                     1995        Q1 1995    Q2-Q4 1995

Severance and Related Costs           $ 4.2        $2.5         $ 1.7
Equipment Lease Termination             1.7         0.4           1.3
Vacant Space                            7.8         2.5           5.3
Costs to Dispose of Businesses          0.5         0.1           0.4
Legal Costs                             1.2         0.3           0.9
Environmental Costs                     0.7         0.3           0.4
Duplicate Processing/Support            4.7         1.7           3.0
Other                                  --          --            --

  Total                               $20.8        $7.8         $13.0




At March 31, 1995, the Company reported accrued restructure liabilities of $80.6 million, which is expected to decline to about $67.5 million by the end of 1995. Restructure payments during 1995 principally involve obligations (most significantly for vacant space) related to past restructuring actions not involving the Company's ongoing businesses, actions in Employer Services to centralize customer service capabilities and consolidate payroll processing, and the discontinuance of Arbitron's television ratings service.

     Investing activities utilized $28.7 million of cash during the first quarter 1995 and provided $17.1 million of cash during the first quarter 1994. The net use of cash during the first quarter 1995 included expenditures of $8.8 million paid for businesses acquired near the end of 1994 and $18.9 million for capital assets and software. Cash received from investing activities during the first quarter 1994 reflected $24.6 million of cash received from the liquidation of short-term investments, as the Company's independent investment manager reduced average maturities in that period, and amounts expended for capital assets and capitalized software of $9.6 million. The largest portion of the increase in expenditures for capital assets and software in the quarterly comparison involved Employer Services, and reflected equipment to expand and improve communications and service delivery capabilities, the acquisition of Tesseract, and ongoing projects to introduce enhanced payroll processing software and human resource software applications.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               March 31, 1995


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition (cont.)

     Financing activities utilized $4.6 million of cash during the first quarter 1995, reflecting the $3.2 million prepayment of a mortgage and $3.2 million in quarterly preferred stock dividends. During the first quarter 1994, financing activities provided $12.7 million of cash, primarily reflecting the receipt of an additional $15.5 million in net cash proceeds from the sale by the Company of additional shares of preferred stock as a result of the underwriters' exercise of their over-allotment option.

     During May 1995, the Company expects to conclude a one year extension of its unsecured $35 million domestic revolving credit facility, which was otherwise scheduled to expire on May 30, 1995. Under the expected terms of the extension, the Company will be able to obtain revolving loans or standby letters of credit which may not have a final expiration date later than May 29, 1997. At April 30, 1995, there were $1.6 million in letters of credit and no revolving loans outstanding under the facility.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               March 31, 1995

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          Exhibit             Description

           11 Statement re computation of earnings per share

     (b)  Reports on Form 8-K.

          Amendment Nos. 1 and 2 to the Form 8-K dated June 24, 1994, concerning the acquisition of Tesseract Corporation, were filed on January 25 and March 24, 1995, respectively.

          A report on Form 8-K dated January 19, 1995 was filed by the Company, reporting in "Item 5: Other Events" the signing of technology services and marketing agreements with Integrated Systems Solution Corporation and the announcement of the Company's financial results for the quarter and year ended
          December 31, 1994.

                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended March 31, 1995, to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CERIDIAN CORPORATION
                                          Registrant

Date:  May 9, 1995                   /s/L. D. Gross
                                     L. D. Gross
                                     Vice President and
                                     Corporate Controller
                                     (Principal Accounting Officer)