Form 10-K/A
period 1994-12-31
CERIDIAN CORP
filed 1995-06-14
CIK 109758

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-K/A

                                   AMENDMENT NO. 1
                                         to
                    Annual Report Pursuant to Section 13 of 15(d)
                       of the Securities Exchange Act of 1934
                     For the fiscal year ended December 31, 1994

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1995 was $1,418,184,842.

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

                                       PART IV


     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.


     (a) 3.  Exhibits


          Ceridian Corporation (the "Company") hereby amends its Annual Report on Form 10-K for the fiscal year ended Decrmber 31, 1994 by refiling as
     Exhibit 10.18 to such report the Agreement for Information Technology Services, dated as of January 10, 1995, between the Company and Integrated Systems Solutions Corporation (the "Agreement"). Exhibit 10.18 as refiled herewith reflects the redaction of fewer provisions of the Agreement, as a result of the modification of the Company's request for confidential treatment of portions of the Exhibit 10.18.

                                     SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

                                             CERIDIAN CORPORATION


                                             By: /s/John A. Haveman
                                                  Vice President and Secretary

                                                          EXHIBIT 10.18

                              ISSC/Ceridian Corporation
                    Agreement for Information Technology Services

     CONFIDENTIAL INFORMATION IN THIS DOCUMENT HAS BEEN OMITTED AND IS BEING FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION. ANY SUCH OMISSIONS IN THIS AGREEMENT ARE INDICATED BY THE WORDS CONFIDENTIAL IN-FORMATION OMITTED OR THE REFERENCE ("CIO"). This Agreement for Information Technology Services ("Agreement"), dated as of January 20, 1995 is by and between Ceridian Corporation acting through its Ceridian Employer Services Division having a place of business at at 300 Embassy Row, Atlanta, Georgia 3-328. ("CES"), and Integrated Systems Solutions Corporation, a wholly owned subsidiary of International Business Machines Corporation, having its headquarters at 44 South Broadway, White Plains, New York 10601 ("ISSC"). CES and ISSC agree that the following terms and conditions will apply to services provided by ISSC under this Agreement. CES and ISSC will be referred to individually as a "Party" and collectively as the "Parties."

                                  TABLE OF CONTENTS

     Section   Title                                             Page

     1.0  Background and Objectives                               6

     2.0  Definitions, Documents and Term                         6
          2.1  General Definitions                                6
          2.2  Associated Contract Documents                     11
          2.3  Term                                              12
          2.4  Renewal and Expiration                            12

     3.0  Overview                                               12
          3.1  Implementation Plan                               12
          3.2  Ceridian-Owned Software                           13
          3.3  Third Party Software                              13
          3.4  Software Currency                                 13
          3.5  Required Consents                                 14
          3.6  Joint Verification                                14
          3.7  On-going Relationship                             14

     4.0  Services                                               15
          4.1  ISSC Project Executive                            16
          4.2  Personnel Replacement                             17
          4.3  Non-Competition                                   17
          4.4  Use of Subcontractors                             18
          4.5  Alternate Source for Work                         18
          4.6  CES Project Executive                             19
          4.7  Performance                                       19
          4.8  Efficient Use of Resources                        20
          4.9  Management and Control                            20
          4.10 Annual Technology Plan                            22
          4.11 CES Approvals and Notification                    23

     5.0  Operations                                             23
          5.1  ISSC Machines                                     23
          5.2  Software Services                                 23
          5.3  Operations, Support and Maintenance               24
          5.4  Consolidation and Relocation Services             25
          5.5  Systems Management                                25
          5.6  Production Services                               25
          5.7  Software                                          25
          5.8  CES-Retained Machines                             25
          5.9  Connectivity                                      26
          5.10 Viruses                                           27
          5.11 Software Licenses                                 27

     6.0  Additional Services                                    27
          6.1  Help Desk                                         28
          6.2  Security                                          28
          6.3  Back-up and Disaster Recovery                     28
          6.4  Facilities and Support Services                   28
          6.5  Audits                                            29

     7.0  Charges and Expenses                                   29
          7.1  Annual Services Charge                            30
          7.2  Additional Resource Charges                       30
          7.3  [CIO] Adjustments                                 30

          7.4  Cost of Living Adjustment                         30
          7.5  New Entities                                      30
          7.6  New Services                                      30
          7.7  Taxes                                             31
          7.8  Reduction of CES Requirements for the Base System 32
          7.9  Services Transfer Assistance                      33

     8.0  Invoicing and Payment                                  34
          8.1  Annual Services Charge Invoices                   34
          8.2  ARC and COLA Invoicing                            35
          8.3  Capacity Invoicing                                35
          8.4  Other Charges                                     35
          8.5  Invoice Payment                                   35
          8.6  Proration                                         35
          8.7  Disputed Charges/Credits                          35
          8.8  Other Credits                                     36

     9.0  Intellectual Property Rights                           36
          9.1  Intellectual Property Definitions                 37
          9.2  ISSC Developed Code                               38
          9.3  CES Developed Code                                38
          9.4  General Rights                                    38

     10.0 Confidentiality/Data Security                          39
          10.1 Confidential Information                          39
          10.2 Obligations                                       40
          10.3 Exclusions                                        41
          10.4 Protection of CES Information                     41
          10.5 Loss of Confidential Information                  41
          10.6 Limitation                                        41

     11.0 Termination                                            42
          11.1 Termination for Convenience                       42
          11.2 Termination for Change of Control                 42
          11.3 [CIO]                                             42
          11.4 Termination Proration                             43
          11.5 Termination [CIO]                                 43
          11.6 [CIO]                                             44
          11.7 Extension of Service                              44
          11.8 Other Rights Upon Termination                     44

     12.0 Liability                                              46
          12.1 General Intent                                    46
          12.2 Damages                                           46

     13.0 Remedies                                               47
          13.1 Warranty                                          48
          13.2 Work Standards                                    48
          13.3 Ownership of CES-Retained Machines                48
          13.4 Noninfringement                                   48
          13.5 Compliance with Obligations                       48
          13.6 Disclaimer                                        49
          13.7 Disabling Code                                    49
          13.8 Authorization and Enforceability                  49
          13.9 Regulatory and Corporate Proceedings              49

     14.0 Indemnities                                            50
          14.1 Indemnity by ISSC                                 50

          14.2 Indemnity by CES                                  51
          14.3 Employment Actions                                52
          14.4 Cross Indemnity and Contribution                  52
          14.6 Indemnification Procedures                        53

     15.0 Insurance and Risk of Loss                             54
          15.1 ISSC Insurance                                    54
          15.2 CES Insurance                                     55
          15.3 Risk of Property Loss                             57
          15.4 Mutual Waiver of Subrogation                      57

     16.0 Publicity                                              57

     17.0 Review Committee and Dispute Resolution                57
          17.1 Joint Advisory Committee                          57
          17.2 Dispute Resolution                                58
          17.3 Continued Performance                             59

     18.0 General                                                59
          18.1 Control of Services                               59
          18.2 Right to Perform Services for Others              59
          18.3 Scope of Services                                 60
          18.4 Amendments and Revisions                          60
          18.5 Force Majeure                                     60
          18.6 Nonperformance                                    61
          18.7 Remarketing                                       61
          18.8 Waiver                                            61
          18.9 Severability                                      61
          18.10     Limitations Period upon Termination          62
          18.11     Counterparts                                 62
          18.12     Governing Law                                62
          18.13     Binding Nature and Assignment                62
          18.14     Notices                                      62
          18.15     No Third Party Beneficiaries                 64
          18.16     Other Documents                              64
          18.17     Consents and Approvals                       64
          18.18     Headings                                     64


     SUPPLEMENT

     Annual Services Charge

     Capacity Rates

     Additional Resource Charge Rates

     Termination Charge

     Capacity Plan

     Baselines

     Disaster Recovery Options

                                 TABLE OF SCHEDULES

     Schedule            Title

     Schedule A          Applications Software
     Schedule B          Systems Software
     Schedule C          CES-Retained Machines
     Schedule D          ISSC Machines
     Schedule E          Support Services, Performance Standards and Operational
     Responsibilities
     Schedule F          Procedures Manual Table of Contents
     Schedule G          Disaster Recovery Services
     Schedule H          Implementation Plan
     Schedule I          Operations Help Desk
     Schedule J          ISSC Charges, Measures of Utilization and Financial
     Responsibilities
     Schedule K          Application Installation Standards
     Schedule L          Security Procedures
     Schedule M          Confidential Information Categories

          1.0

          a)   CES desires that:

                    1) ISSC and CES mutually work to define and develop a fully operational data processing environment to support the CES Business; and

                    2) ISSC provide, operate, maintain and support a professional, cost effective and flexible operational data processing environment (including, without limitation, the ISSC facility housing such environment) for the support of the CES Business.

          b) ISSC, a large and well-known provider of a broad range of information management and related services (including without limitation, the services described in Section 1.0(a)(1) and (2) above), desires to perform and provide the services described in Section 1.0(a)(1) and (2) above as described in this Agreement. The Parties intend that ISSC, and any of its subcontractors performing Services under this Agreement, will constantly strive to improve the efficiency, quality and effectiveness of the Services to be provided to CES in accordance with this Agreement.

          c) This Agreement documents the terms and conditions under which CES agrees to purchase and ISSC agrees to perform and provide the Services.

          d) In entering into this Agreement, the Parties have identified specific objectives and goals intended to be satisfied throughout performance of this Agreement. In determining these goals and objectives CES has made certain assumptions, which ISSC has reviewed, but not validated, regarding the volume of transactions that could be processed as part of the Services. These objectives and goals include the following:

                    1) a level and quality of Services to facilitate retention and expansion of CES's customer base.

                    2) ability to transition services to CES or its designee with minimal disruption to the CES Business; and

                    3) flexibility regarding evolving technologies and CES Business' needs;

          e) The provisions of this Section are intended to be a general introduction to this Agreement and are not intended to expand the scope of the Parties' obligations hereunder or to alter the plain meaning of the terms and conditions of this Agreement. However, to the extent the terms and conditions of this Agreement are unclear or ambiguous, such terms and conditions are to be interpreted and construed consistent with the objectives set forth in the preceding paragraphs of this Section 1.0.


          2.1  General Definitions

          As used in this Agreement:

          a)   (CIO} has the meaning given in Section V.B of Schedule
               J.

          b) "Additional Resource Charge Rate" ("ARC Rate") means the charge rate for each Resource Unit in excess of its Baseline, as set forth in the Supplement and Schedule J.

          c) "Additional Resource Charges" ("ARCs") means the charges for utilization of Resource Units in excess of the Baseline quantity set forth in the Supplement and described in Schedule J.

          d) "Affiliate" means, with respect to a Party, any entity (including joint ventures) at any time Controlling, Controlled by or under common Control with, such Party.

          e)   "Applications Development" ("AD/M") means the programming of
               (1) any new applications software, (2) regulatory/statutory mandated changes, (3) version upgrades to applications software and (4) changes or enhancements to existing applications programs. Programming effort shall include, without limitation, the pre and post development analysis, planning, design, coding, testing, installation, provision of program and training documentation and training necessary to complete the task.

          f) "Annual Services Charge" means the fixed charge to CES for ISSC's provision of the Services and includes the CPU and DASD capacity and the quantity of tape Resource Units set forth under Capacity Plan and Baselines in the Supplement.

          g) "Applications Software" means those programs and programming resident on ISSC Machines, including all supporting documentation and media, that perform specific user related information processing and communication tasks. Applications Software as of the Commencement Date is listed in Schedule A, which will be updated pursuant to Section 2.2 to reflect the then current Applications Software.

          h)   "Available Resources" has the meaning given in
               Section 18.7.

          i) "Baseline" means the specified quantity of resources for a resource category included within the Annual Services

               Charge, as set forth under the category entitled "Baselines" in the Supplement.

          j) "Cable" or "Cabling" means the wires or cables that interconnect Machines and/or connect a Machine to a facility connection point.

          k) "Capacity Plan" has the meaning given in Section IV.A of Schedule J.

          l)   "Ceridian-Owned Software" has the meaning given in
               Section 3.2.

          m) "CES Business" means the services that CES provides to its customers.

          n) "CES Facilities" means any CES facilities used or required by ISSC in connection with ISSC's provision of the Services.

          o) "CES-Retained Machines" means Machines physically located at the ISSC Data Center and Recovery Centers that are owned, leased or rented and retained by CES after the Commencement Date and for which CES has retained responsibility except as described in this Agreement. CES-Retained Machines are listed in Schedule C which will be updated pursuant to Section 2.2 to reflect the then current CES-Retained Machines.

          p)   "CES Service Employees" has the meaning given in
               Section 11.8(e).

          q)   "Change of Control" has the meaning given in Section
               18.13.

          r)   "Change Management Procedures" has the meaning given in
               Section 4.9(b).

          s)   "Claim" has the meaning given in Section 14.6.

          t)   "Code" has the meaning given in Section 9.0.

          u)   "Commencement Date" means January 1, 1995.

          v)   "Confidential Information" has the meaning given in
               Section 10.1.

          w) "Contract Year" means the first 12 months following the Commencement Date and each 12 month period thereafter beginning on the anniversary of the Commencement Date.

          x) "Control," "Controlling" or "Controlled" means the legal, beneficial or equitable ownership, directly or indirectly, of more than 50% of the aggregate of all voting equity interests in such entity.

          y) "Data Center" means the ISSC Machines, CES-Retained Machines and Software to be located at 1505 Windward Concourse, Alpharetta, Georgia 30202, ("Site 1") as of the Commencement Date and at the second location to be provided hereunder if applicable ("Site 2") and at such other locations as ISSC may establish thereafter.

          z) "DEC Machines" means the Machines listed in Schedule C under the heading "DEC Machines" or the then current replacement or equivalent thereof.

          aa) "Deferral Credit" has the meaning given in Section V.A of Schedule J

          ab)  "Derivative Work" has the meaning given in Section
               9.1(a).

          ac)  "Develop" has the meaning given in Section 9.0.

          ad)  "Direct Damages Cap" has the meaning given in Section
               12.2(a).

          ae)  "Disaster Recovery" has the meaning given in Schedule
               G.

          af)  "Equipment Plan" has the meaning given in Section V.A
               of   Schedule J.

          ag) "Execution Date" means the date this Agreement is signed by both Parties.

          ah)  "Force Majeure Event" has the meaning given in Section
               18.5(a).

          ai) "IBM Systems Software" means the Systems Software licensed by IBM or its Affiliates operating on the ISSC Machines in the Data Center.

          aj) "Implementation Plan" has the meaning given in Section 3.1 and Schedule H.

          ak)  "Indemnified Party" has the meaning given in Section
               14.6(a).

          al)  "Indemnifying Party" has the meaning given in Section
               14.6(a).

          am) "ISSC Machines" means Machines which are provided by ISSC on or after the Commencement Date in order to meet its obligations under this Agreement. ISSC Machines as of the Commencement Date are listed in Schedule D, which will be updated pursuant to Section 2.2 to reflect the then current ISSC Machines.

          an)  "Joint Advisory Committee" has the meaning given in Section
               17.1.

          ao) "Level One Support" means, with respect to hardware and software, receiving the initial call, problem recording, isolation to a failing subsystem, (e.g., workstation, network, host application, etc.), call routing and problem tracking.

          ap) "Level Two Support" means, with respect to hardware and software, performing the maintenance diagnostic routines to isolate a problem to a failing component of the subsystem and includes replacing the failing component.

          aq) "Level Three Support" means, with respect to hardware and software, diagnosing or repairing the failure within the component.

          ar) "Losses" means all losses, liabilities, damages and claims (including taxes), and all related costs and expenses (including any and all reasonable attorneys' fees and reasonable costs of investigation, litigation, settlement, judgment, interest and penalties).

          as) "Machines" means the equipment used to provide the Services including the following:

               (1) computer equipment, including all computers and associated features, peripheral devices, and other equipment; and

               (2) communications equipment, including all cabling, communications controllers, multiplexors, modems/DSUs and all other communications equipment.

          at) "Maintenance Release" means those Software fixes and updates provided by the Software vendor as part of normal maintenance service for which there is no additional cost to ISSC.

          au)  "Materials" has the meaning given in Section 9.1(b).

          av)  [CIO] has the meaning given in Schedule E.

          aw)  [CIO] has the meaning given in Section 4.0(d).

          ax)  [CIO] has the meaning given in Section 4.0(d).

          ay)  "New Services" has the meaning given in Section 7.6.

          az) "Operational Support" means the provision of data backups, monitoring of consoles, mounting of tapes, reloading and any other standard procedures documented in the Procedures Manual and/or other requested activities consistent with the normal and customary operation of the machine environment.

          ba) "Out-of-Pocket Expenses" means all actual direct payments made by ISSC for equipment, materials, supplies and other services purchased by ISSC that ISSC would not otherwise have expended in connection with the provision of the Services hereunder and will include, but not be limited to, ISSC's reasonable indirect expenses such as ISSC's personnel and overhead costs or allocations thereof, administrative expenses or other partially or fully burdened charge factors consistent with industry practice in connection with providing the services; provided, however, that such costs shall have been approved in writing by CES in advance and in no event will any profit be included in the concept of Out-of-Pocket Expenses, and ISSC shall not be obligated to perform any functions for which Out-of-Pocket Expenses are applicable and have not been approved.

          bb) [CIO] means the [CIO] and [CIO] responsibilities under which the Services will be provided. The [CIO] are described in Section 4.7 and listed in Schedule E.

          bc)  [CIO] has the meaning given in Section V.G of Schedule J.

          bd)  "Procedures Manual" has the meaning given in Section 4.9(a).

          be)  [CIO] has the meaning given in Section V.G of Schedule J.

          bf) "Recovery Center" has the meaning given in Section II.E of Schedule G.

          bg)  "Replacement Services" has the meaning given in Section
               7.6(c).

          bh) "Required Consents" means any consents or approvals required to be obtained to grant ISSC the same rights of access and use of the Software and CES-Retained Machines that CES has with respect to the Software and CES-Retained Machines.

          bi)  [CIO] has the meaning given in Section 3.5.

          bj)  "Required Consents Charges" has the meaning given in Section
               3.5.

          bk) "Resource Unit" ("RU") means a particular unit of resource utilization, as described in Schedule J and set forth under Baseline quantities in the Supplement.

          bl)  [CIO] has the meaning given in Section V.G. of Schedule J.

          bm)  [CIO] has the meaning set forth in Schedule E.

          bn) "Services," ("Information Technology Services") means those services and functions which ISSC agrees to provide to CES pursuant to this Agreement.

          bo)  "Services Transfer Assistance" has the meaning given in
               Section 7.9.

          bp) "Similarly Situated Customers" means ISSC customers, during the term of such customer's contracts with ISSC, with substantially the same mix of on-line and batch processing applications and systems resources utilization at similar or lesser volumes and for whom ISSC is providing services substantially similar to the Services ISSC is providing CES, using a substantially similar charging methodology.

          bq)  "Software" means both Applications Software and Systems
               Software.

          br) "Software Maintenance" means problem analysis, defect identification, fixes and installation of Maintenance Releases and Versions.

          bs) "Systems Software" means those programs and programming resident on the Machines, including all IBM Systems Software and Third Party Systems Software and all supporting documentation and media, that perform tasks basic to the functioning of the Machines that are necessary to operate the Applications Software or otherwise support the provision of Services by ISSC. Systems Software includes, but is not limited to, operating systems, software utilities, data security software and data base managers. Systems Software as of the Commencement Date is listed in Schedule B, which shall be updated pursuant to Section 2.2 to reflect the then current Systems Software.

          bt)  "Technology Plan" has the meaning given in Section 4.10.

          bu) "Term" has the meaning given in Section 2.3 and any extension and renewal term described in this Agreement.

          bv)  [CIO] has the meaning given in Section 11.1.

          bw) "Third Party Systems Software" means Systems Software other than IBM Systems Software.

          bx)  "Type I Materials," "Type II Materials," Type III
               Materials," "Type IV Materials," Type V Materials," "Type VI Materials" and Type VII Materials" have the meanings given in Sections 9.1(c), 9.1(d), 9.1(e), 9.1(f), 9.1(g), 9.1(h)
               and 9.1(i), respectively.

          by) "Version" means those Software updates that generally add function to the existing Software and are provided by the

               Software vendor at a fee over and above the standard software maintenance costs.

          bz)  "Virus" or "Viruses" has the meaning given in Section 5.10.

          ca)  "Wind-Down Expenses" has the meaning given in Section 11.3.

          cb) "Wire" or "Wiring" means those cables or wires that are internal to the building structure that interconnect machines within the same building or between buildings.

          2.2  Associated Contract Documents

          This Agreement also includes:

          a) Supplement ("Supplement") containing the charges and certain other necessary information; and

          b) Schedules A through M which will be updated by the Parties as necessary or appropriate during the Term.

          2.3  Term

          The term of this Agreement will begin as of 12:01 a.m. on the Commencement Date and will end as of 12:00 midnight on December 31, 2004, (the "Term"), unless earlier terminated or extended in accordance with this Agreement.

          2.4  Renewal and Expiration

          ISSC agrees to notify CES, in writing, whether it desires to renew this Agreement not less than [CIO] months prior to the expiration of the Term and, if so, of the proposed prices and terms to govern such renewal not less than [CIO] months prior to the expiration of the Term. If ISSC notifies CES that it desires to renew this Agreement, CES agrees to inform ISSC in writing whether it desires to renew not less than [CIO] months prior to the expiration of the Term.

          If CES notifies ISSC that it desires to renew the Agreement, but the Parties are unable to agree upon renewal prices, terms and conditions as of [CIO] prior to the expiration of the Term, this Agreement will be extended for[CIO] at the then current prices, terms and conditions. If the Parties are unable to reach agreement on renewal during such extension period, this Agreement will expire at the end of such extension period.

          3. 0 Overview

          3.1  Implementation Plan

          On the Commencement Date, the Parties completed a transition period pursuant to that certain letter agreement between ISSC and CES executed November 9, 1994, which is hereby replaced and superseded by this Agreement. Any amounts paid by CES (a) attributable to the overlapping time period covered by both the letter agreement and this Agreement, and (b) attributable to the rate differential between the letter agreement and this Agreement for the period of January 8, 1995, through February 7, 1995, will be credited to the amounts owed by CES under this Agreement which credit both Parties agree equals[CIO]. During such transition period, the Parties mutually developed a detailed written plan for the operating environments being provided under this Agreement ("Implementation Plan") which is set forth in Schedule H and which will be updated by the Parties throughout the Term as necessary.

          The Implementation Plan is divided into four specific phases as follows:

          a) Phase I addresses the requirements for implementing an MVS operating environment at the Data Center.

          b) Phase II addresses the requirements for implementing the CES application development and testing environments in the Data Center.

          c) Phase III addresses the implementation of the CES customer processing in the operating environment.

          d) Phase IV addresses the implementation of Site 2, if applicable.

          e) CES and ISSC will cooperate with one another in accomplishing all aspects of the Implementation Plan, including the fulfillment of their respective obligations to complete the Implementation Plan.

          3.2  Ceridian-Owned Software

          As of the Commencement Date, Ceridian Corporation and its Affiliates grant to ISSC a license to use such Software owned by Ceridian or its Affiliates ("Ceridian-Owned Software") as is necessary and appropriate for ISSC to perform the Services. Such Ceridian-Owned Software is identified as such in Schedules A and
          B. Ceridian-Owned Software remains the property of Ceridian Corporation or its Affiliates, as applicable.

          3.3  Third Party Software

          CES will make the Software available to ISSC for the purpose of providing the Services. ISSC will comply with all license obligations of CES, including those of nondisclosure, under any such Software licenses to the extent such obligations were disclosed. The Parties acknowledge and agree that ISSC has had access to such CES books, records, documents and personnel as ISSC deemed necessary or appropriate and has had the opportunity to perform due diligence as it deemed applicable to verify and validate such obligations. ISSC's due diligence does not include a review of CES's compliance with any such lease, license or other agreement prior to the Commencement Date.

          3.4  Software Currency

          The Parties agree to maintain reasonable currency for Maintenance Releases and Versions of Software, unless CES determines otherwise. For purposes of this Section, "reasonable currency" shall mean that the next Maintenance Release or Version is installed not later than the longer of (a) [CIO] after the date the licensor makes such Maintenance Release or Version commercially available or (b) within [CIO] after the date the licensor makes a subsequent Maintenance Release or Version commercially available which causes CES to be more than one Maintenance Release or Version behind.

          In the event CES requests ISSC to expedite installation of a Maintenance Release or Version or to delay upgrading of specific Software beyond such period or requires operation and maintenance of multiple versions of Software, ISSC shall do so, provided, that if ISSC reasonably determines that it will incur any Out-of-Pocket Expenses as a result of such requests (e.g., Software support costs due to withdrawal of maintenance by the licensor, multiple version charges, etc.); then ISSC will notify CES of the amount of such Out-of-Pocket Expenses in writing and CES, at its option, will either delay installation of such Maintenance Release or Version or update the Software to the current level (as applicable) or reimburse ISSC for any demonstrable Out-of-Pocket Expenses.

          In addition, CES shall relieve ISSC from any failure to meet a Minimum Service Level directly related to delaying, or impacted by the operation of, the next Maintenance Release or Version until such time as the affected Software is deemed current.

          3.5  Required Consents

          CES shall be responsible for obtaining all Required Consents necessary to enable ISSC to use the Software and CES-Retained Machines until such time as the third party vendor refuses to provide such Required Consents.

          ISSC will provide CES with advice and counsel regarding ISSC's experience with vendors and ISSC's agreements with vendors. CES will be responsible for all vendor charges and fees related specifically to obtaining the Required Consents (the "Required Consents Charges"). [CIO] shall reimburse [CIO] of the Required Consents Charges. Thereafter, ISSC shall reimburse CES for [CIO] of any and all Required Consents Charges up to the Required Consents Cap. The [CIO] is the [CIO] for Required Consents Charges and is initially set at [CIO], which amount may [CIO] described in [CIO] and [CIO] of [CIO]. ISSC shall bear the costs, if any, associated with the cancellation and relicensing of IBM brand software.

          In the event that any Required Consent is not obtained with respect to the Software licenses, leases or contracts related to the Services, then, unless and until such Required Consents are obtained, the Parties shall cooperate with each other in achieving a reasonable alternative arrangement for CES to continue to process its work with minimum interference to the CES Business, and [CIO] shall bear [CIO] of the expenses related to achieving such alternative arrangement, which amount shall be applied towards the [CIO].

          3.6  Joint Verification

          Following the Commencement Date, ISSC and CES reserve the right to inventory, validate and update, any information that is reflected in or omitted from the attached Supplement or Schedules. If any administrative or clerical discrepancies are detected, the Supplement and Schedules shall be changed, modified and adjusted to correct such discrepancies so that the Supplement and Schedules will be correct and accurately reflect the scope of Services provided CES. If either Party disputes the discrepancy then the Parties will submit the matter to the Joint Advisory Committee for dispute resolution as specified in Section 17 of this Agreement.

          3.7  On-going Relationship

          Both CES and ISSC agree that the Services provided may require adjustments to reflect the evolving business and operations of CES and ISSC. Therefore, CES and ISSC will establish a Joint Advisory Committee as described in Section 17.1, which will periodically evaluate the business operating strategies of each Party and recommend modifications to, and evolution of, the Services to optimize such strategies.

          The Parties acknowledge that the relationship memorialized by this Agreement is dynamic in nature and that such relationship will change as the operating and business environment of CES changes and evolves, and that it is impossible to define with specificity the scope of the Services that will be provided by ISSC during the Term of this Agreement. While the Parties will endeavor to modify the Schedules and amend the Agreement as necessary or appropriate from time to time to reflect the parameters and changing nature of the Services, the Parties acknowledge that such activities may not always be documented with specificity. Therefore, the Parties agree to deal with each other in good faith and endeavor to resolve in good faith, through the dispute resolution processes contained in this Agreement, any disputes that may arise.

          4. 0 Services

          During the Term, ISSC shall provide the Services, consisting of the following, as they may evolve during the Term and be supplemented and enhanced as provided in this Agreement:

          a) The services, functions and responsibilities described in this Agreement and its Schedules, including without limitation, the services, functions and responsibilities described in Sections 3.0 through 6.0 and the Schedules.

          b) If any services, functions or responsibilities not specifically described in this Agreement are required for the proper performance and provision of the Services and are an inherent part of, or a necessary sub-task included within, the Services described above in this Section, including, without limitation, those described in Schedule E, such services, functions and responsibilities shall be deemed to be implied by and included within the scope of the Services to the same extent and in the same manner as if specifically described in this Agreement.

          c) Except as otherwise expressly provided in this Agreement and the Schedules, ISSC shall be responsible for providing all facilities, personnel and other resources set forth in this Agreement, the Schedules and the Supplement. The Parties agree that additional or replacement Data Center machines and other equipment, including upgrades not set forth in the Equipment Plan listed in Section H-2 of Schedule H, or provided pursuant to the charging methodologies described in the Supplement and Schedule J, are the responsibility of CES and will be provided by ISSC as New Services in accordance with Section 7.6 of the Agreement.

          d) ISSC agrees to take commercially reasonable actions, without an increase in charges to CES, to provide the ISSC Machines and IBM Systems Software at a technological level that will enable CES to take advantage of technological advancement in its industry; provided, however, that ISSC will maintain the ISSC Machines and IBM Systems Software as a whole [CIO] unless otherwise mutually agreed; provided, further, ISSC will maintain new installations for critical components, such as the processors and DASD supporting the production environment at a level [CIO]

          4.1  ISSC Project Executive

          a) Prior to the Commencement Date, ISSC will designate an ISSC Project Executive, who will be located at the CES Facility on and after the Execution Date, to whom all CES's communications may be addressed and who has the authority to act for ISSC and its subcontractors in connection with all aspects of this Agreement.

          b) ISSC shall cause the person assigned to the position of Project Executive to devote substantially his or her full working time and effort in the employ of ISSC to the provision of the Services under this Agreement. Before assigning an individual to the position of Project Executive, whether the individual is initially assigned or is subsequently assigned, ISSC shall:

                    1)   notify CES of the proposed assignment;

                    2) introduce the individual to appropriate CES representatives; and

                    3) consistent with ISSC's personnel practices, provide CES with a resume and any other information about the individual reasonably requested by CES.

               ISSC agrees to discuss with CES any objections CES may have to such assignment and will resolve such concerns on a mutually agreed basis.

          c) ISSC will give CES at least [CIO] advance notice of a change of the person appointed to the position of Project Executive and will discuss with CES any objections CES may have to such change. Appointment of any such candidate will be in accordance with Section 4.1(b) above. CES shall have the right to request a replacement of the ISSC Project Executive in accordance with Section 4.2.

          d) ISSC shall not reassign or replace any person assigned to the position of Project Executive during the [CIO] of his or her assignment to the CES service team nor shall ISSC assign more than [CIO] different individuals to the position during the Term unless:

                    1)   CES consents to such reassignment or replacement;
                         or

                    2)   any such ISSC employee:

                         (a)  voluntarily resigns from ISSC; or

                         (b)  is dismissed by ISSC for misconduct or
                         materially failing to perform his or her duties and responsibilities pursuant to this Agreement in ISSC's reasonable judgment; or

                         (c) is unable to work due to his or her death or disability.

          e) If ISSC reassigns or replaces the Project Executive, ISSC will provide a reasonable period for overlap training as the circumstances allow.

          4.2  Personnel Replacement

          a) In the event that CES reasonably and in good faith determines that it is not in the best interests of CES for any individual ISSC employee or subcontractor employee to be appointed to perform or to continue performing any of the Services, then CES shall give the ISSC Project Executive written notice requesting that the employee or subcontractor employee not be appointed, not be replaced or be replaced. Promptly after its receipt of such a notice, ISSC shall investigate the matters stated in such notice. If it determines that CES's position is valid, ISSC shall not appoint, shall not remove, or shall cause to be removed, such ISSC employee, including the ISSC Project Executive, or subcontractor employee from the CES service team providing the Services under this Agreement.

          b) If ISSC [CIO] to meet the [CIO] or [CIO] and if CES reasonably determines such [CIO] is attributable in whole or in part to [CIO] assigned to the CES service team, CES will notify ISSC of such determination. ISSC will provide data concerning its [CIO] for providing the Services and will meet with CES to discuss the reasons for the [CIO]. If reasonably requested by CES, ISSC shall submit to CES its proposals for reducing the turnover rate and the Parties shall mutually agree on a plan to bring the turnover rate down to a reasonably acceptable level. Notwithstanding transfer or turnover of personnel, ISSC remains obligated to perform the Services in accordance with the [CIO] and the other terms and conditions of this Agreement. Any exercise or non-exercise of this provision by CES shall not impact any other right or remedy of CES under this Agreement.

          4.3  Non-Competition

          a)   Except as approved by CES, ISSC will not:

                    1) assign to the account of a CES competitor an ISSC employee who has held a position hereunder as [CIO] for [CIO] after the date such individual ceased to hold a position of [CIO] hereunder; provided, however, that such reassignment limitation shall not be applicable after the termination of this Agreement, if such termination was by CES for convenience or by ISSC for cause pursuant to Sections 11.1 or 11.5, respectively. For the purposes of this Section 4.3a(1), CES's competitors will be the list of [CIO] businesses provided by CES to the ISSC Project Executive in writing. CES may update such list not more than once annually and the updated listing cannot exceed [CIO] businesses; or

                    2) [CIO] for [CIO] for [CIO] or [CIO] development for [CIO]. For purposes of this provision, [CIO] includes any present or future Affiliate of [CIO] that provides [CIO], relating to [CIO], as well as any successor in interest to [CIO] (in whatever corporate form) that provides such services.

          b) CES will not reduce the volume of Services obtained from ISSC below the Capacity Plan set forth in the Supplement in order to transfer data processing for CES's payroll customers to a competitor of ISSC or in-house to a CES facility during the Term; provided, however, that nothing contained herein shall prevent CES from retaining the CES data processing facilities operated by CES as of the Commencement Date in connection with its then current data processing for payroll customers, or prevent CES from utilizing in-house or any third party facilities and services for (1) data processing for CES payroll customers in an amount in excess of such Capacity Plan, or (2) data processing for CES Business' activities other than payroll processing for its payroll customers or (3) data processing on a hardware and/or software platform other than the integrated hardware and software platforms set forth on Schedules A, B, C and D.

          4.4  Use of Subcontractors

          a) ISSC may delegate or subcontract its obligations under this Agreement but ISSC shall remain primarily liable to CES for the timely and proper performance of all such obligations and the performance and actions of any person or entity to which it delegates or subcontracts any such obligation.
               ISSC shall notify CES of a decision to delegate or subcontract its basic Data Center operations (i.e., systems programming) and obtain CES's approval of such delegation or subcontract.

          b)   ISSC shall remain responsible for:

                    1) obligations performed by the subcontractors that it engages or permits to be engaged to provide and/or perform the Services; and

                    2) for the performance and actions of all such persons and entities, to the same extent as if such obligations were performed by ISSC and its employees.

          4.5  Alternate Source for Work

          a) Except as limited in Section 4.3(b), CES shall have the right during the Term to retain third parties to perform any part of the Services, any services, functions or responsibilities that would be deemed New Services pursuant to Section 7.6, or to do either such work internally. ISSC shall cooperate with any such third party and CES. Such cooperation shall include, without limitation:

                    1) providing reasonable electronic access to the Data Center and Software (other than Third Party Systems Software, if any, where the underlying license agreement does not authorize such access and a Required Consent permitting such access has not been obtained), and other resources used by ISSC to perform the Services; and

                    2) providing such information regarding the operating environments, system constraints, and other operating parameters as is reasonably necessary for the work product of the third party or CES to be compatible with the Services.

          b) ISSC's obligations hereunder shall be subject to the third party's:

                    1) compliance with ISSC's reasonable security and other applicable standards and procedures;

                    2) execution of appropriate confidentiality agreements; and

                    3) scheduling of computer time and scheduling access to other resources to be furnished by ISSC pursuant to this Agreement.

          c) The Parties agree that if ISSC's cooperation with CES or any third party performing such work for CES causes ISSC to expend additional resources that ISSC would not otherwise have expended, ISSC's Out-of-Pocket Expenses for such additional requested Resources will be paid by CES.

          d) The Parties further agree that if a third party's activities affect ISSC's ability to meet the Performance Standards or otherwise provide the Services in ISSC's reasonable determination, ISSC will provide written notice to CES of such determination and the Parties will cooperate to determine whether such affect is caused by the third party and how to ameliorate any such affect. ISSC shall be excused for any inability to meet the Performance Standards, [CIO] or provide Services due to the third party's access and use of the resources ISSC otherwise uses to provide the Services and meet the Performance Standards to the extent such inability is demonstrated by ISSC to be caused by such third party's access.

          4.6  CES Project Executive

          Prior to the Commencement Date, CES agrees to designate a Project Executive to whom all ISSC communications may be addressed and who has the authority to act for CES and its subcontractors in connection with all aspects of this Agreement.

          4.7  Performance

          a) ISSC agrees that it will perform the [CIO] and [CIO] such Services. ISSC further agrees that its performance of the Services will [CIO] and [CIO].

          b) Within[CIO] after the Commencement Date, CES and ISSC will review and modify, as agreed by the Parties, each of the [CIO] but the [CIO] and [CIO] shall not be [CIO] or [CIO] agreed to by the Parties at any time without the prior written agreement of CES, except [CIO] that ISSC [CIO] is [CIO] on [CIO] beyond the Capacity Plan set forth on the Supplement without the corresponding adjustment to increase such Capacity Plan in accordance with the Supplement and Schedule J. The Parties expect and understand that the [CIO] and[CIO] will be [CIO] over time. As part of this review process, the Parties shall jointly determine and, if appropriate, agree on additional or alternate [CIO] which may be added to Schedule E as applicable.

          c) ISSC shall install and implement the measurement and monitoring tools set forth on Schedule B and shall implement procedures approved by CES as required to measure and report ISSC's performance of the Services against the applicable [CIO] and [CIO]. Such measurement and monitoring shall permit reporting at a reasonable level of detail sufficient to verify compliance with the [CIO] and [CIO], if any, and shall be subject to reasonable audit by CES. ISSC shall provide CES with the information for, data for and access to such tools for CES's use and analysis to the extent permitted under the Software license subject to Section 5.11(b), upon request, for purposes of verification and for CES's own analysis.

          4.8  Efficient Use of Resources

          ISSC shall take commercially reasonable actions to efficiently use resources that will be chargeable to CES under this Agreement for providing and performing the Services including, but not limited to the following:

          a) ISSC will make schedule adjustments (consistent with CES's priorities and schedules for the Services and ISSC's obligation to meet the Performance Standards) including, without limitation, delaying the performance of noncritical functions within established limits;

          b) ISSC will tune or optimize the ISSC Machines and Systems Software running on the ISSC Machines used to perform the Services;

          c) ISSC will assign personnel with the required skills, training and experience to perform the duties, responsibilities and functions assigned to such personnel;

          d) ISSC will utilize project management tools, including productivity aids and project management systems, as reasonably necessary to perform the Services; and

          e) ISSC will be responsible for providing and implementing quality assurance processes and procedures that are reasonably necessary to assure that the Services are performed accurately and in a timely manner.

          CES will cooperate with ISSC, and as reasonably requested by ISSC, promptly make management decisions and provide approvals, information and otherwise facilitate ISSC's provision of the Services.

          4.9  Management and Control

          a) On the Execution Date, ISSC shall provide a manual describing the operating processes and procedures relating to ISSC's performance of the Services then being provided (the "Procedures Manual"). The Procedures Manual shall generally conform to the format and content set forth in Schedule F. Until such procedures are completed and accepted by the Parties, ISSC shall provide the Services using generally accepted industry processes and procedures.

                    1) The Procedures Manual shall be provided to CES for review, comment and approval. Any reasonable proposals, comments or suggestions of CES will be incorporated therein.

                    2) ISSC shall periodically update the Procedures Manual to reflect any changes in the operations or procedures described therein and provide such changes to CES for review, comment and approval.

                    3) ISSC shall perform all Services in accordance with the Procedures Manual.

               ISSC shall develop the Procedures Manual according to the priorities and schedule mutually established by the Parties.

          b) On the Execution Date, ISSC shall provide the "Change Management Procedures" then being provided, which shall include, at a minimum, that:

                    1) ISSC will make no change which may adversely affect the business operations of CES without first obtaining approval from CES.

                    2) ISSC will assure that all programs are moved from the applications development and test environments to the production environment in a controlled and documented manner that is adequately noticed in advance in a writing delivered by ISSC to CES in hard copy or through CES's electronic mail system.

                    3) ISSC will schedule all change(s) to CES's operating environment in consultation with CES so as not to unreasonably interrupt the CES Business.

                    4) ISSC will prepare monthly, a rolling quarterly "look ahead" schedule for ongoing and planned change(s) to CES's operating environment. The status of such change(s) will be monitored and tracked against the applicable schedule.

                    5) ISSC will document and provide to CES, via the change control notice referenced in Section 4.9(b)(2) above, notification of all change(s) performed for emergency purposes or as otherwise not precluded in
                    Section 4.9(b)(1) above. In addition, ISSC shall provide verbal notification within 12 hours after such change to the contact specified in the Procedures Manual.

               The Change Management Procedures will be included in the Procedures Manual and shall be provided to CES for review, comment and approval. Any reasonable comments or suggestions of CES will be incorporated therein.

          c) Beginning on February 1, 1995, ISSC will provide to CES preliminary reports regarding ISSC's performance of the Services. Beginning March 1, 1995, ISSC will provide to CES a mutually agreed upon set of periodic reports and cooperate with CES to establish a final report structure by a mutually agreed upon date. At a minimum, the reports to be provided beginning March 1, 1995 will include the following:

                    1) a monthly performance report documenting ISSC's performance with respect to the Performance Standards, [CIO] and applicable Service Credits;

                    2) a monthly project schedule report containing the information described in Section 4.9(b)(4);

                    3) a monthly change report setting forth a record of all change(s) to CES's operating environment performed during the previous month; and

                    4) a monthly report describing CES's utilization of each particular type of RU during such month, and comparing such utilization to the then applicable Baseline for each RU.

               ISSC will provide CES with such documentation and other information as may be reasonably requested by CES from time to time in order to verify the accuracy of the reports specified above.

          d) By the Execution Date, the Parties will mutually determine an appropriate set of periodic meetings to be held between representatives of CES and ISSC. At a minimum, these meetings will include the following:

                    1) a weekly meeting, unless otherwise agreed upon by the Parties, among operational personnel to discuss ongoing issues relating generally to daily performance and planned or anticipated activities and change(s) to CES's operating environment;

                    2) a monthly management meeting to review the performance report, the project schedule report, the changes report, and such other matters as appropriate; and

                    3) a quarterly senior management meeting to review relevant contract and performance issues.

               All meetings will have a published agenda agreed to by CES and ISSC, which agenda shall be issued by ISSC sufficiently in advance of the meeting to allow meeting participants a reasonable opportunity to prepare for the meeting. ISSC shall prepare minutes of all such meetings and shall circulate the minutes for review.

          4.10 Annual Technology Plan

          The Parties shall jointly prepare a "Technology Plan" in accordance with the following procedures:

          a) The First Technology Plan under this Agreement will be completed by [CIO]. The Technology Plan for subsequent years of this Agreement will be completed by [CIO] of each year, commencing [CIO].

          b) The Technology Plan will be composed of short-term and long-range plans, which tie into CES Business' goals and objectives. The long-range plan will include strategic and flexible use of the Data Center in light of CES Business' priorities and strategies. The short-term plan will include an identification of proposed software and hardware, as appropriate, and a projected time schedule for developing and implementing the proposed changes.

          c) CES will draft the Technology Plan with ISSC's active participation, advice and consent. ISSC will provide CES with its written comments regarding the draft Technology Plan within [CIO] after receipt thereof by ISSC. ISSC's response will include, without limitation, information regarding industry trends in production capabilities and pricing and the implementation of proposed hardware and software changes. The final Technology Plan will be subject to mutual agreement by the Parties. If the Parties are unable to agree with respect to a particular element of the Technology Plan, then the Parties' rights and obligations with respect to such element shall be as otherwise required under this Agreement without reference to the Technology Plan. Implementation of any portion of the Technology Plan that is inconsistent with the Parties' obligations hereunder will require an amendment to this Agreement pursuant to
               Section 18.4.

          4.11 CES Approvals and Notification

          For those areas of the Services where CES:

          a)   has reserved right-of-approval or consent or agreement;

          b)   is required to provide notification; and/or

          c) is required to perform a responsibility set forth in this Agreement;

          and such approval, consent, notification or performance is delayed or withheld by CES without authorization or right beyond the period provided in this Agreement or the Schedules and such delay or withholding is not caused by ISSC and affects ISSC's ability to provide the Services under this Agreement, then CES will relieve ISSC of the responsibility for that portion of the Services affected by the delay or withholding during the period such approval, consent, notification or performance is delayed or withheld beyond the period provided in this Agreement or the Schedules provided that ISSC provides reasonable written notice to CES of such delay by CES and of the responsibility affected. CES will reimburse ISSC for its Out-of-Pocket Expenses, if any, incurred during such period as a result thereof.

          5.0  Operations

          5.1  ISSC Machines

          ISSC will provide the Services using the ISSC Machines. Additional or replacement ISSC Machines, including upgrades, will be added by ISSC to the Data Center, as necessary to perform the Services in accordance with the Performance Standards, subject to capacity charges beyond the specified Capacity Plan or ARCs for growth beyond the Baselines set forth in the Supplement, as applicable. ISSC retains all right, title and interest in and to all ISSC Machines, subject to Section 11.8 with respect to CES's rights upon termination or expiration of this Agreement.

          5.2  Software Services

          ISSC will:

          a) operate, maintain and enhance all IBM Systems Software in the Data Center, as necessary to perform the Services in accordance with the Performance Standards;

          b)   operate the Third Party Systems Software in the Data Center;

          c) provide Operational Support for the CES-Retained Machines in the Data Center;

          d) apply problem analysis, preventive maintenance and program temporary fixes to correct defects in the Systems Software operating on the ISSC Machines running in the Data Center;

          e) provide or obtain new Versions and Maintenance Releases, upgrades, replacements or additional IBM Systems Software as ISSC deems appropriate, subject to Section 3.4, in order to perform the Services in accordance with the Performance Standards;

          f)   operate all Applications Software in the Data Center;

          g) provide Operational Support for the interfaces to the Applications Software and Systems Software developed by CES; and

          h) cooperate with CES in connection with CES's development of Applications Software and Systems Software, upon request.

          CES will develop interfaces to the Applications Software and Systems Software.

          5.3  Operations, Support and Maintenance

          ISSC will:

          a)   operate the Data Center;

          b) provide maintenance services for ISSC Machines in the Data Center seven days a week, twenty-four hours a day;

          c)   provide files to the queue in accordance with Schedule E;

          d) monitor file transmissions originating from the ISSC Machines using monitoring tools provided by CES and approved by ISSC, which approval will not be unreasonably withheld, and take appropriate action in accordance with the Procedures Manual;

          e) store, maintain and provide security for storage media (tapes, disk packs, etc.) provided to ISSC; and

          f) provide reasonable system capacity to support CES application development and testing, in accordance with

               Schedule E, the resources utilized for which will be included in the Capacity Plan and when calculating RUs.

          5.4  Consolidation and Relocation Services

          ISSC will install, rearrange and relocate equipment in the Data Center as ISSC deems necessary in order to perform the Services in accordance with the Performance Standards and in such a manner so as to minimize service level impact to CES users. ISSC will also be responsible for the de-installation and relocation of the ISSC Machines in the Data Center, including without limitation, appropriate packaging, certification and shipping. Installation, relocation or rearrangement of CES-Retained Machines if made pursuant to CES's request will be invoiced to CES as Out-of-Pocket Expenses or if made pursuant to ISSC's request will be deemed to be included in the Annual Services Charge. De-installation and relocation of the CES-Retained Machines, including without limitation, appropriate packaging, certification and shipping, if made pursuant to CES's request will be invoiced to CES as Out-of-Pocket Expenses or if made pursuant to ISSC's request will be deemed to be included in the Annual Services Charge.

          5.5  Systems Management

          ISSC will:

          a) perform capacity planning, performance analysis and tuning for the ISSC Machines and Systems Software operating on the ISSC Machines running in the Data Center;

          b) implement controls to effectively manage the environment of the Data Center according to the Procedures Manual;

          c) provide backup and restore capability for data and programs maintained in the Data Center;

          d) invoke the disaster recovery plan when appropriate in accordance with Schedule G; and

          e) provide for systems access security for the ISSC Machines through the use of appropriate security products. Any other security products specified by CES will be considered Third Party Systems Software.

          5.6  Production Services

          ISSC will:

          a) take direction from CES and cooperate with the scheduling, controlling, monitoring and running of production jobs on the ISSC Machines using scheduling and quality control procedures, as specified in Schedule E and in the Procedures Manual; and

          b) follow procedures for scheduling and directing output of all production work (including workload and performance balancing), as specified in the Procedures Manual.

          5.7  Software

          ISSC agrees to use any Third Party Systems Software selected by CES. CES may add Applications Software to, or delete Applications Software, from Schedule A. ISSC agrees to use any Applications Software selected by CES, subject to the provisions of Schedule K and Section 7.6. CES will retain responsibility for maintenance, support and all license and related charges for all Applications Software and Third Party Systems Software, subject to the provisions of Section 3.5.

          If CES requests a [CIO] of any IBM Systems Software, CES shall pay [CIO] the [CIO] and [CIO] attributable to the [CIO] IBM System Software [CIO] attributable to the IBM Systems Software being [CIO]. If CES [CIO] any IBM Systems Software [CIO] Schedule B and does not at the same time [CIO] any other IBM Systems Software therefor, CES may [CIO] an amount equal to [CIO] and[CIO] to such [CIO] IBM System Software [CIO] attributable to any [CIO] to the IBM System Software [CIO] by CES.

          CES shall audit, control and approve all new Applications Software and Third Party Systems Software prior to its promotion into production.

          5.8  CES-Retained Machines

          ISSC shall provide approximately [CIO] of space within each Data Center location (Site 1 and Site 2, if applicable) and the Recovery Center for the DEC Machines. Upon request by CES, ISSC shall increase such square footage of floor space at a rate not to exceed [CIO] each year for the remainder of the Term at [CIO]. In addition, ISSC shall provide space within each Data Center location and the Recovery Center for the CES-Retained Machines other than the DEC Machines. ISSC shall provide heat, light, power, air conditioning, UPS, and such other similar utilities as may reasonably be necessary for the CES-Retained Machines. ISSC shall provide reasonable physical and electronic access to the CES-Retained Machines by CES and CES's maintenance providers upon reasonable advance notice. In addition, ISSC will:

          a) provide Operational Support for the Systems Software resident on the CES-Retained Machines;

          b) to the extent the CES-Retained Machines trigger notification to ISSC of the need for reasonable local operational action, ISSC will perform such action;

          c) to the extent that CES's personnel notify ISSC of the need for reasonable local operational action, ISSC shall perform such action; and

          d) follow standard local operational procedures for such CES-Retained Machines provided to ISSC by CES (such as disk back-up procedures).

          CES shall otherwise be financially and operationally responsible for the CES-Retained Machines and the Software resident thereon, including the operation, other than that specified above or in Schedule E, maintenance, upgrade, enhancement and replacement thereof.

          5.9  Connectivity

          CES will be responsible for providing and managing connectivity up to the output side of the 3745 and/or the 3172 controller and interconnect equipment or their equivalent located in the Data Center from end users and ISSC will be responsible for managing connectivity from the mainframe to the output side of the 3745 and/or the 3172 controller. ISSC will monitor network messages regarding connectivity, utilizing mutually agreed upon monitoring tools and notify CES in accordance with the Procedures Manual.

          5.10 Viruses

          Each Party agrees to use diligent efforts to ensure that no viruses or similar items ("Viruses") are coded or introduced into the systems by their respective employees, contractors or other third parties that have access to or utilize the Services. ISSC will engage in and comply with IBM established virus prevention programs and processes for Software used or being promoted into the production environment. ISSC agrees that, in the event a Virus is found to have been introduced into the operating environment used to provide the Services, ISSC shall, at CES's written request, use commercially reasonable efforts to assist CES in reducing the effects of the Virus and, if the Virus causes a loss of operational efficiency or loss of data, to assist CES to the same extent to mitigate and restore such losses; provided, however, that the Party that introduced a Virus shall bear the cost associated with such efforts. If a Virus was introduced by CES, CES shall relieve ISSC of the Minimum Service Level effect of such Virus, if any, to the extent caused by or resulting from such Virus(es). ISSC shall not be deemed to have introduced a Virus if ISSC promotes Applications Software to production to which it applies its applicable virus protection programs and processes prior to promotion to production.

          5.11 Software Licenses

          a) All Software provided by ISSC in connection with the Services, with the exception of IBM Systems Software, shall be licensed in CES's name as licensee with ISSC having the right to use such Systems Software in performing the Services unless ISSC can provide the Software specified by

               CES on a more cost effective basis in its own name. ISSC shall consider and take into account in its dealings with the Software vendors CES's reasonable concerns regarding the terms and conditions of such Software licenses including CES's use upon termination.

          b) Prior to the initial use of any new or additional Systems Software operating on the ISSC Machines, which is not listed in Schedule B, and prior to any upgrade, enhancement or modification of existing Systems Software listed in Schedule B operating on the ISSC Machines, or the addition of or migration to different Systems Software operating on the ISSC machines licensed to anyone other than CES, ISSC shall [CIO] for any such actions. In addition, prior to taking any such action, ISSC will provide CES with information regarding the amount of any fees and other requirements CES would have to undertake in order to obtain a license to and maintenance for such Systems Software, and shall obtain, where possible using commercially reasonable efforts, a firm commitment from the third party vendor of such software to license the software to CES and provide maintenance for the Software upon the payment of such fees. To the extent possible, using commercially reasonable efforts, each Systems Software license entered into hereunder in either CES's or ISSC's name shall include use and access rights for CES's consultants and subcontractors. ISSC will not utilize Systems Software to which CES [CIO] unless CES otherwise agrees in advance in writing.

          6. 0 Additional Services

          6.1  Help Desk

          As part of the Services, ISSC will provide a Data Center operations help desk and problem management in accordance with
          Schedule I.

          6.2  Security

          CES shall approve and ISSC shall administer system level access, granting group access and control to CES for their administration and control of CES's applications and end users. CES shall notify ISSC of what entities and personnel are to be granted access to the Software and the level of security access required by each. The Parties shall cooperate in administering security procedures regarding such access, all as set forth in Schedule L.

          6.3  Back-up and Disaster Recovery

          ISSC shall perform the back-up, recovery and storage procedures specified in Schedule E and provide Disaster Recovery services as specified in Schedule G.

          6.4  Facilities and Support Services

          To enable ISSC to provide the Services, CES agrees:

          a) to provide, at no charge to ISSC, the use of CES Facilities as may be reasonably necessary to house the ISSC Project Executive and his or her office business equipment for the performance of the Services. This includes reasonable office space, storage space, telephone capability (but excluding long distance telephone charges, and all long distance telephone charges for facsimile transmissions for which CES will be reimbursed by ISSC), office support services (e.g., janitorial and physical security) and furniture;

          b) to provide for the CES Facilities during the Term, all heat, light, power, air conditioning, UPS, and such other similar utilities as may reasonably be necessary for ISSC to perform the Services as described in this Agreement;

          c) to provide access to CES parking (if available, but excluding CES's paying for such parking) and break room facilities for ISSC employees;

          d) if CES decides to relocate its current CES Facility that houses the ISSC Project Executive and his or her office business equipment, CES will provide comparable space, facilities and resources in the new location, as well as relocation of such equipment to the new location, under the same terms and conditions of this Agreement;

          e) following the expiration or termination of this Agreement, CES will allow ISSC the use, at [CIO], of those CES Facilities then being used to perform the Services for up to [CIO] following the effective date of such expiration or termination (or from the last day of any Services Transfer Assistance period) to enable ISSC to affect an orderly transition of ISSC resources;

          f) it is understood that ISSC's use of the CES Facilities does not constitute or create a lease hold interest. When the CES Facilities are no longer being utilized by ISSC to perform the Services, CES's obligations set forth in this Section with respect to the CES Facilities will cease; and

          g) it is understood that ISSC's usage of any of the foregoing CES facilities and services will not be deemed to be a part of any Baseline Charge related thereto payable by CES to ISSC hereunder.

          6.5  Audits

          ISSC will assist CES in meeting its audit and regulatory requirements, including providing access to the Data Center to enable CES and its auditors and examiners to conduct appropriate audits and examinations of the operations of ISSC relating to the performance of the Services to verify:

          a)   the accuracy of ISSC's charges to CES; and

          b) that the Services are being provided in accordance with this Agreement and the Performance Standards.

          Such access will require not less than two business days prior written notice to ISSC and will be provided during normal business hours, provided that any audit does not interfere with ISSC's ability to perform the Services in accordance with the Performance Standards. ISSC will provide access to information reasonably necessary to perform the audit. ISSC shall not allow CES, its examiners or auditors access to ISSC's proprietary data. ISSC will also assist CES's employees or auditors in testing CES's data files and programs, including, without limitation, installing and running audit software, subject to CES's reimbursing ISSC for its Out-of-Pocket Expenses.

          ISSC agrees to make any changes and take other actions which are necessary in order to maintain compliance with applicable laws or regulations in effect on the Commencement Date at no charge to CES, except with respect to any such changes or actions arising out of CES's failure to comply with such laws or regulations prior to the Commencement Date. In addition, ISSC agrees to make any changes and take other actions which are necessary in order to maintain compliance with laws or regulations applicable to CES Business effective after the Commencement Date and CES shall reimburse ISSC for such changes and actions as a New Service in accordance with Section 7.6. CES may submit additional findings or recommendations to ISSC for its consideration and ISSC shall consider such findings.

          If any audit or examination reveals that ISSC's invoices for the audited period are not correct for such period, ISSC shall promptly reimburse CES for the amount of any overcharges, or CES shall promptly pay ISSC for the amount of any undercharges.

          CES may audit the Services annually and may provide reports on the audit results to CES's customers; provided, however, CES may not provide pricing and financial information provided to CES by ISSC to CES's customers.

          7. 0 Charges and Expenses

          7.1  Annual Services Charge

          CES agrees to pay the Annual Services Charge specified in the Supplement for each year of the Term together with the other amounts as described in this Section 7 and Schedule J, as set forth in the Supplement.

          7.2  Additional Resource Charges

          Beginning for the initial month following the Commencement Date and monthly thereafter, ISSC will review the quantity of Resource Units utilized by CES during the preceding month, and calculate Additional Resource Charges (ARCs) in accordance with the Supplement and Schedule J. CES agrees to pay Additional Resource Charges in accordance with Section 8.2.

          7.3   [CIO] Adjustments

          CES may [CIO] or [CIO] of the [CIO] of [CIO] in accordance with the Supplement and Schedule J. If CES elects to [CIO] of an[CIO] of [CIO], ISSC shall provide CES a [CIO], as described in Schedule J, until the [CIO] of [CIO] is [CIO]. If CES elects to [CIO] of an [CIO] of [CIO], ISSC will use commercially reasonable efforts to meet CES's [CIO]. CES shall pay ISSC an [CIO], as described in Schedule J, for the period from when the [CIO] is [CIO] until the time [CIO] was [CIO] to [CIO] as shown on the Supplement.

          7.4  Cost of Living Adjustment

          CES agrees to pay ISSC, or ISSC will credit CES with, a Cost of Living Adjustment ("COLA"), in accordance with Section III of Schedule J, as applicable, beginning in the first
          January following the Commencement Date.

          In the event that the rate of change of CPI-U for any year is greater than [CIO] and the Parties agree that the CPI-U does not accurately reflect the rate of inflation actually experienced by the elements of cost that make up the Services for such year, the Parties shall determine by agreement either an alternative index or the actual rate of inflation that shall be used for computing the COLA for such year.

          7.5  New Entities

          If CES acquires any additional Affiliates during the Term for which CES desires ISSC to provide Services and ISSC's acceptance of such responsibilities would require ISSC to (a) utilize capacity or resources for which there is not an existing charging methodology and/or Baseline and (b) expend additional resources that ISSC would not otherwise have expended, then ISSC will provide the Services to such Affiliate in accordance with this Agreement, subject to Section 7.6.

          7.6  New Services

          In the event that CES requests ISSC to perform functions different from, and in addition to, the Services ("New
          Services"), the charge to CES for ISSC performing such functions will be determined as follows:

          a) if the additional function requires only those resources which have a current charging methodology or Baseline, the additional function will not be considered a New Service and the charges for the incremental resources, if any, will be recovered through the applicable charging methodology set forth in the Supplement and Schedule J;

          b) if the additional function requires resources not covered by a current charging methodology, an existing Baseline and/or requires additional start-up expenses, then to the extent that ISSC should not otherwise have provided such function as part of the Services, such additional resources and/or start-up expenses will be considered New Services, and prior to performing such New Services:

                    1) ISSC will quote to CES the increase in the Annual Services Charge or other payment method that will be attributable to such New Services, which will be based upon the required proportional increase in system and other applicable resources relative to the Annual Services Charge; and

                    2) CES, upon receipt of such quote, may then elect through written notice by the CES Project Executive to have ISSC perform the New Services, and the Annual Services Charge, charging methodology and/or Baselines will be adjusted, if necessary, to reflect such New Services; and

          c) if CES's request for different or additional services results in ISSC having to reduce or eliminate Services being provided hereunder, and such reduced or eliminated Services are not a result of CES or a third party services provider performing such Services, such different or additional services will be deemed "Replacement Services." In such event, the Parties shall determine the resources and expenses related to the Services being replaced, the resources and expenses related to the services being added and the net increase or decrease in resources and expenses will be the basis on which ISSC will quote a price to CES for Replacement Services.

          Notwithstanding the foregoing, nothing herein may be interpreted as obligating CES to obtain New Services from ISSC.

          During the Term, if the Services evolve or are supplemented and enhanced over time by ISSC at its sole discretion, such as by changes made which keep pace with technological advancements or improvements, the Parties acknowledge that such changes will not be deemed to result in functions materially different from and in addition to the Services and will not be considered New or Replacement Services.

          7.7  Taxes

          a) The Annual Services Charges, ARCs (if any) and any other charges paid by CES to ISSC are inclusive of any applicable sales, use, personal property or other taxes based upon or measured by ISSC's cost of acquiring or providing materials, supplies or services furnished by ISSC in performing the Services. CES will be responsible for paying any tax on the Services (if any) and any other taxes for which it is legally responsible.

          b) Each Party shall bear sole responsibility for all taxes, assessments and other real property-related levies on its owned or leased real property.

          c) The Parties agree to reasonably cooperate with each other to more accurately determine each Party's tax liability and to minimize such liability to the extent legally permissible.

          d) Each Party shall provide and make available to the other any resale certificates, information regarding out-of-state sales or use of equipment, materials or services, and other exemption certificates or information reasonably requested by either Party. The Parties will also work together to segregate the Annual Services Charge, ARCs and other charges into separate payment streams:

                    1)   that for taxable Services, if any;

                    2)   that for nontaxable Services;

                    3) that for which a sales, use or similar tax has already been paid by ISSC; and

                    4) that for which ISSC functions merely as a paying agent for CES in receiving goods, supplies or services (including leasing and licensing arrangements) that otherwise are nontaxable or have previously been subject to tax.

               Consistent with this Agreement, no portion of the payment stream will be described as the lease or rental of tangible property.

          7.8  Reduction of CES Requirements for the Base

          a) If, during the Term, CES experiences significant changes in the scope or nature of its business, exclusive of any Services set forth in this Agreement, which have or are reasonably expected to have the effect of causing sustained substantial decreases ([CIO] or more) in the amount of the "Base System" (as defined in Schedule J) used in providing the Services, such changes shall be governed by this Section. Examples of the kinds of events that might cause such substantial decreases are:

                    1)   changes to locations where CES operates;

                    2)   changes in CES's products or markets;

                    3)   mergers, acquisitions or divestitures;

                    4) changes in the method of service delivery (other than use of another vendor or an in-house solution); or

                    5)   changes in market priorities.

          b) CES will notify ISSC of any event or discrete set of events which CES believes qualifies under this Section and ISSC will identify the changes that need to be made to accommodate the extraordinary decrease of resource requirements in a cost-effective manner without disruption to CES Business, and the cost savings that will result therefrom in a plan that will be submitted to CES for review and acceptance.

          c) Upon acceptance by CES, ISSC will make the applicable adjustments to the Annual Services Charge and the Baselines to reflect the foregoing and distribute an amended
               Supplement to the Parties.

          d) CES may, at its option and expense, employ an accredited and mutually agreed upon independent auditor to verify that ISSC's methodology for calculating the savings referenced in
               Section 7.8(b) above conforms to accepted accounting practices.

          7.9  Services Transfer Assistance

          It is the intent of the Parties that ISSC will cooperate with CES to assist with the orderly transfer of the services, functions and operations provided by ISSC hereunder to CES itself or another services provider in connection with the expiration or earlier termination of this Agreement. Commencing [CIO] prior to expiration or commencing upon any notice of termination or of non-renewal of this Agreement, CES may request ISSC to provide and, if so requested, ISSC shall provide to CES or CES's designee (except in the event of a termination due to a failure by CES to pay any amounts due and payable under this Agreement when due; provided, however, that [CIO] shall not be considered a failure by CES to pay amounts due and payable) services in connection with migrating the work of CES to CES itself or another services provider ("Services Transfer Assistance"), subject to Section
          11.8. Services Transfer Assistance shall be provided until the effective date of expiration or termination with respect to the Services, and, for expiration or termination related services other than those relating to the Services, upon request by CES, for up to [CIO] after the effective date of expiration or termination. Subject to Section 7.9(d) below, Services Transfer

          Assistance shall include, but not be limited to, providing CES and its Affiliates and their agents, contractors and consultants, as necessary, with services such as the following:

          a)   Premigration Services

                    1) continue to install, load and operate Software as necessary to meet project schedules until it is necessary to freeze all noncritical Software changes to perform the Migration Services,

                    2) notifying all outside vendors of procedures to be followed during the turnover phase,

                    3) reviewing all Software libraries (tests and production) with CES and/or the new service provider,

                    4) assisting in establishing naming conventions for the new production site,

                    5) providing copies of configuration diagrams, manuals, inventories, operational records, and other documentation generally used to provide the Services,

                    6) analyzing space required for the data bases and Software libraries, and

                    7) generating a tape and computer listing of the source code on the ISSC Machines in a form reasonably requested by CES.

          b)   Migration Services

                    1)   unloading the production data bases,

                    2) delivering tapes of production data bases (with content listings) to the new operations staff,

                    3)   assisting with the loading of the data bases,

                    4) assisting with the Data Center connectivity to the communications network turnover, if applicable, and

                    5) assisting in the execution of a parallel operation until the effective date of expiration or termination of this Agreement.

          c)   Post Migration Services

                    1) answering questions regarding the Services on an "as needed" basis, and

                    2) turning over of any remaining CES owned reports and documentation still in ISSC's possession.

          d) If any Services Transfer Assistance provided by ISSC requires the utilization of additional resources for which there is a current Baseline that ISSC would not otherwise use in the performance of this Agreement, CES will pay ISSC for such usage at the then current Agreement charges. If the Services Transfer Assistance requires ISSC to incur expenses in addition to the expenses that ISSC would otherwise incur in the performance of this Agreement, then:

                    1) ISSC shall notify CES of any Out-of-Pocket Expenses associated with the performance of any additional services pursuant to this Section prior to performing such services, and

                    2) upon CES's authorization, ISSC shall perform the additional services and invoice CES for such Out-of-Pocket Expenses; and

                    3) CES shall pay ISSC for such Out-of-Pocket Expenses within thirty business days of the date of the invoice.

          8. 0 Invoicing and Payment

          8.1  Annual Services Charge Invoices

          ISSC will invoice CES on a monthly basis the proportional amount of the Annual Services Charge for that month in advance. The invoice will state separately applicable taxes owed by CES, if any, by tax jurisdiction. No such invoice shall be delivered prior to the month for which such invoice is applicable.

          8.2  ARC and COLA Invoicing

          Beginning in the fifth month following the Commencement Date and quarterly thereafter, ISSC will invoice CES for the net amounts due for ARCs, if any, for the preceding quarter. ISSC will invoice CES for COLA monies starting in January following the Commencement Date for such month and monthly thereafter in accordance with Section 7.4. No COLA invoice shall be delivered to CES prior to the month for which such invoice is applicable.

          8.3  Capacity Invoicing

          ISSC will bill or credit CES on a monthly basis in advance for the CPU and/or DASD capacity that is either installed early or deferred in accordance with the procedures set forth in Schedule J.

          8.4  Other Charges

          Any amount due under this Agreement including amounts described in Sections 8.1, 8.2 and 8.3 shall be payable as described in
          Section 8.5. No invoice for any such amount, exclusive of amounts under Sections 8.1, 8.3 and 11.7, shall be delivered to CES until after the Service, which is the subject of such invoice, has been provided to CES.

          8.5  Invoice Payment

          CES will pay each invoice either by wire funds transfer or other electronic means acceptable to ISSC to an account specified by ISSC or, at CES's option, by bank check within [CIO] after the date of receipt of such invoice. In the event that any payments are not received by ISSC within [CIO] following the due date, a late fee equal to [CIO] will be payable to ISSC on unpaid balances; provided, however, that such late fee will not apply to disputed amounts placed in escrow, which amounts shall not accrue a late fee, but may accrue interest in accordance with Section
          8.7 and provided, further, that with respect to disputed amounts below the escrow account minimum amount, such disputed amounts shall not accrue a late fee until the [CIO] day after the original due date.

          8.6  Proration

          All periodic charges under this Agreement are to be computed on a calendar month basis, and will be prorated for any partial month, unless specifically stated otherwise in this Agreement.

          8.7  Disputed Charges/Credits

          In the event either Party disputes the accuracy or applicability of any charge or credit, then that Party shall notify the other Party of the disputed matter and support for such dispute in writing within [CIO] after becoming aware of, and performing an investigation of, dispute. The Party contesting its obligation to pay a charge or to grant a credit of [CIO] such or greater will deposit the disputed amount in an escrow account in a mutually agreed upon United States commercial bank or, if the Parties do not reach agreement, NationsBank of Georgia, N.A. in Atlanta shall be the depository. The amounts so escrowed shall be deposited in an interest bearing account and the interest accruing on such escrowed amount will be allocated among the Parties based on the percentage of the principal amount of the escrow paid to each Party upon resolution of the dispute.
          Neither Party shall set off or fail to pay a disputed amount without prior notification to the other Party of such dispute and escrow of the disputed amount. A disputed amount on an invoice does not relieve the Party of the obligation for payment of the other undisputed amounts contained on such invoice and the Party will pay such undisputed amounts pursuant to the applicable terms and conditions of this Agreement.

          If requested by the non-escrowing Party, the non-escrowing Party will be added as a second Party of the escrow account and the disputed amounts and accrued interests in escrow may only be released by the escrow agent upon receipt of written instructions signed by both Parties, or by the escrowing Party if the non-escrowing Party does not request addition as a second Party on the escrow account.

          No failure by either Party to identify a contested charge or credit prior to payment of the invoiced amount will limit or waive any of such Party's rights or remedies with respect to such charges or credits, including such Party's right to withhold such disputed amounts from subsequent payments or credits due to the other Party hereunder and pay such sums that are [CIO] into an escrow account as described in this Section 8.7. If the Parties do not investigate and resolve any disputed amounts pursuant to
          Section 17.2, within [CIO] after receipt of written notification of the request for the initiation of such dispute resolution procedures by the noncontesting Party, the Parties shall notify the escrow agent to release the applicable disputed funds, at the contesting Party's sole discretion, (a) to the contesting Party or (b) to the noncontesting Party. Upon settlement of the dispute by the Parties or final resolution of the dispute by a court of competent jurisdiction, if the holder of the disputed amounts shall be determined not to be entitled to such amounts, the holder shall pay the amounts to which it is found not to be entitled to the other Party together with interest thereon payable at a rate of [CIO] from the date such amounts were due or the date released from escrow, whichever is later, through the date of payment thereof.

          Unpaid charges and credits that are in dispute and placed in escrow pursuant to this Section 8.7 or held by the noncontesting Party pursuant to this Section 8.7 pending final resolution of the dispute will not be considered a basis for monetary or other default under this Agreement.

          8.8  Other Credits

          Except as otherwise set forth in this Agreement, with respect to any amount to be paid or reimbursed to CES by ISSC pursuant to this Agreement, ISSC may, at its option, pay that amount to CES by giving CES a credit against the charges otherwise payable to ISSC hereunder at the time any such amount is due and payable to CES. Notwithstanding the foregoing, if the amount to be paid or reimbursed by ISSC in any specific month, together with the credits due CES for such month, exceed the pro rata portion of the Annual Services Charge for such month, ISSC shall [CIO] during such month.

          9. 0 Intellectual Property Rights

          Pursuant to this Agreement, ISSC, its subcontractors and CES personnel may develop, create, modify or personalize
          (collectively, "Develop") certain computer programming code, including source and object code ("Code") and documentation to perform the Services.

          9.1  Intellectual Property Definitions

          a) "Derivative Work" means a work based on one or more preexisting works, including, without limitation, a condensation, transformation, expansion or adaptation, which, if prepared without authorization of the owner of the copyright of such preexisting work, would constitute a copyright infringement.

          b) "Materials" means Type I, Type II, Type III, Type IV, Type V, Type VI and VII Materials collectively.

          c) "Type I Material" means Developed Code which constitutes a Derivative Work of software for which the copyright is owned by CES.

          d) "Type II Material" means Developed Code created at ISSC's expense, by ISSC personnel performing the Services hereunder and used to provide the Services, which does not constitute a Derivative Work of any software owned by CES, ISSC, IBM or their Affiliates or any third party.

          e) "Type III Material" means Code Developed under this Agreement which constitutes Derivative Works of software for which the copyright is owned by ISSC, IBM, their Affiliates or their subcontractors.

          f) "Type IV Material" means literary works of authorship Developed under this Agreement, such as user manuals, charts, graphs and other written documentation and machine-readable text and files created at ISSC's expense, by ISSC personnel performing the Services hereunder and used to provide the Services, and excludes Code.

          g) "Type V Material" means Code Developed under this Agreement by ISSC and/or its subcontractors independently or jointly with CES, at CES's expense or as part of the Services or specifically related to the core business of CES.

          h) "Type VI Material" means literary works of authorship Developed under this Agreement, such as user manuals, charts, graphs and other written documentation, and machine-readable text and files, by ISSC and/or it subcontractors independently or jointly with CES, at CES's expense or as part of the Services or specifically related to the core business of CES, but excludes Code.

          i) "Type VII Material" means Code and/or literary works of authorship such as user manuals, charts, graphs and other written documentation, and machine-readable text and files created at ISSC's expense and used to interface between Applications Software and/or Systems Software which does not constitute a Derivative Work of any software owned by CES, ISSC, IBM or their Affiliates or any third party.

          9.2  ISSC Developed Code

          With respect to any Materials whether Developed solely by ISSC or its subcontractors, or jointly by CES personnel and ISSC or its subcontractors, ownership will be as follows:

          a) Type I, Type V and VI Materials shall be owned by CES, and ISSC shall have the following license rights:

                    1) a perpetual, nonexclusive, worldwide, paid-up license to use, execute, reproduce, display, perform, operate, distribute, modify, develop, personalize and create Derivative Works from such Materials internally for the sole benefit of and exclusive use by CES during the Term; and

                    2) the right to sublicense third parties to do any of the foregoing.

          b) Type II, III, IV and VII Materials, shall be owned by ISSC, and CES shall have the following license rights:

                    1) a perpetual, nonexclusive, worldwide, perpetual, paid-up license to use, execute, operate, reproduce, display, perform, distribute, modify, Develop, personalize and create Derivative Works from such Materials internally within CES and its Affiliates; and

                    2) the right to sublicense third parties to do any of the foregoing.

          9.3  CES Developed Code

          With respect to any Materials whether or not Developed under this Agreement, which are or have been Developed solely by CES personnel, such Materials shall be owned by CES, and ISSC, at CES's sole option, shall have the following license rights:

          a) an irrevocable, nonexclusive, worldwide, paid-up license to use, execute, operate, reproduce, display, perform, distribute, modify, Develop, personalize and create Derivative Works from such Materials for the purpose of performing the Services for the sole benefit of and exclusive use by CES during the Term; and

          b) the right to sublicense third parties to do any of the foregoing.

          9.4  General Rights

          a) At the expiration or earlier termination of this Agreement, so long as CES is not in arrears of its payment of monies due ISSC (other than amounts disputed by CES in accordance with Section 8.7), ISSC will grant to CES the following license rights in the Types II, III, IV and VII Materials:

                    1) an irrevocable, nonexclusive, worldwide, perpetual, paid up license to use, execute, operate, reproduce, display, perform, distribute, modify, Develop, personalize and create Derivative Works from the Materials internally for the sole benefit of and exclusive use by CES and its Affiliates in the operation of their businesses; and

                    2) the right to sublicense third parties to do any of the foregoing.

          b) Any ownership or license rights herein granted to either Party are limited by and subject to any patents and copyrights held by, and terms and conditions of any license agreements with, applicable third party software providers.

          c) To the extent any of the Materials may not, by operation of law, be owned by the Party to which ownership has been granted (as described in this Section 9), each Party agrees to assign (and take such actions and execute and deliver such documents as shall be necessary or appropriate to effect such assignment) and hereby assigns, without further consideration, the ownership of all right, title and interest in all U.S. and foreign copyrights and mask work rights (if any) and patents in such Materials to the other Party as set forth in this Section 9, and such assignee Party shall have the right to obtain and hold in its own name copyrights, registrations, renewals and all other rights relating or pertinent thereto.

          d) The Parties agree to reproduce copyright legends which appear on any portion of the Materials which may be owned by third parties.

          e) This Agreement shall not preclude either Party from developing materials or providing services which are competitive to the Materials or Services which might be delivered pursuant to this Agreement subject to the limitations set forth in Section 4.3, except to the extent any of same may infringe any of the other Party's patent rights or copyrights or mask work rights.

          f) Except as set forth in Sections 4.3 and 10, nothing contained in this Agreement shall restrict either Party from the use of any ideas, concepts, know-how, or techniques relating to data processing or network management which either Party, individually or jointly, develops or discloses under this Agreement, except to the extent such use infringes any of either Party's patent rights or copyrights or mask work rights. However, except for the licenses expressly granted under this Section 9, neither this Agreement nor any disclosure made hereunder grants any license to either Party under any patents or copyrights or mask work rights of the other Party.

          10. 0     Confidentiality/Data Security

          10.1 Confidential Information

          ISSC and CES each acknowledge that the other possesses and will continue to possess information that has been created, discovered, developed by or acquired by such party, which information has commercial value in its business and is not in the public domain. "Confidential Information" means: information related to either Party and/or its Affiliates (i) which derives economic value, actual or potential, from not being generally known to or readily ascertainable by other persons who can obtain economic value from its disclosure or use; (ii) which is the subject of efforts that are reasonable under the circumstances to maintain its secrecy and (iii) all tangible reproductions of such information including, but not limited to, technical and nontechnical data related to the formulas, patterns, designs, compilations, programs, inventions, methods, techniques, drawings, processes, finances, actual or potential employees, customers and suppliers and existing and future products; provided, however, that all of either Party's information which falls within one of the categories of information set forth on Schedule M shall be deemed Confidential Information whether or not so marked. Schedule M may be modified by either party if the Party seeking modification obtains prior written consent from the other Party, which consent shall not be unreasonably withheld. All information that does not fall within a category set forth on Schedule M must be marked confidential, restricted or proprietary by either Party or its Affiliates to be deemed Confidential Information.

          10.2 Obligations

          a) CES and ISSC will each use the same care to prevent disclosing to third parties the Confidential Information of the other as it employs to avoid disclosure, publication or dissemination of its own information of a similar nature but in no event less than a reasonable standard of care. Notwithstanding the foregoing, the Parties may disclose such information to subcontractors involved in providing Services under this Agreement where:

                    1) such disclosure is necessary to permit the subcontractor to perform its duties hereunder;

                    2) the subcontractor agrees in writing, under which the nondisclosing Party is a third party beneficiary for all purposes, to observe the confidentiality and restricted use and disclosure covenants and standards of care set forth in this Section 10 at the security levels as applicable to CES and ISSC respectively; and

                    3) the disclosing Party assumes full responsibility for the acts or omissions of its subcontractor, no less than if the acts or omissions were those of the disclosing Party.

          a) Without limiting the generality of the foregoing, neither Party will publicly disclose the terms of this Agreement, except to the extent permitted by Sections 10.3 and 16, without the prior written consent of the other.
               Furthermore, neither ISSC nor CES will:

                    1) make any use of the Confidential Information of the other except as contemplated by this Agreement;

                    2) acquire any right in or assert any lien against the Confidential Information of the other except as contemplated by this Agreement; or

                    3) refuse to promptly return, provide a copy of or destroy such Confidential Information upon the request of the other Party;

               provided, however, that except for those restrictions set forth in Section 4.3 and this Section 10, neither Party will be restricted in using any data processing or network management ideas, concepts, know-how and techniques, (including without limitation, in the development, manufacturing and marketing of its products and services and in its operations) which are retained in the minds of employees who have had access to the Confidential Information of such Party without reference to any physical or electronic embodiment of such information, unless such use shall infringe any of such Party's patent rights, copyrights or mask work rights.

          10.3 Exclusions

          Notwithstanding the foregoing, this Section will not apply to any information which ISSC or CES can demonstrate was:

          a)   at the time of disclosure to it, in the public domain;

          b) after disclosure to it, published or otherwise becomes part of the public domain through no fault of the receiving Party;

          c) without a breach of duty owed to the disclosing Party, is in the possession of the receiving Party at the time of disclosure to it;

          d) received after disclosure to it from a third party who had a lawful right to, and without a breach of duty owed to the disclosing Party, did disclose such information to it; or

          e) independently developed by the receiving Party without reference to Confidential Information of the furnishing Party.

          Further, either Party may disclose Confidential Information of the other to the extent required by law or order of a court or governmental agency; provided, however, that the recipient of such Confidential Information must give the discloser prompt notice and make a reasonable effort to obtain a protective order or otherwise protect the confidentiality of such information, all at the discloser's cost and expense. It is understood that the receipt of Confidential Information under this Agreement will not limit or restrict assignment or reassignment of employees of ISSC and CES within or between the respective Parties and their Affiliates.

          10.4 Protection of CES Information

          Any additional responsibilities of ISSC and CES with respect to protection of Confidential Information are set forth in Schedule L.

          10.5 Loss of Confidential Information

          In the event of any disclosure or loss of, or use in violation of this Agreement of Confidential Information of a disclosing Party known to the receiving Party, the receiving Party will notify the disclosing Party immediately, orally or in writing.

          10.6 Limitation

          a) That portion, if any, of the Confidential Information that constitutes trade secrets shall be subject to this Section 10 for such period as it shall qualify as trade secrets under applicable law. The remainder of the Confidential Information shall be subject to this Section 10 for a period of two years after the expiration or earlier termination of this Agreement.

          b) ISSC will not be responsible for the security of data during transmission via public communications facilities if the breach of security occurred through access to the public communications facilities, except to the extent that such breach of security is caused by the failure of ISSC to perform its security obligations under this Agreement, or the negligent acts or omissions of ISSC.

          11. 0     Termination

          11.1 Termination for Convenience

          Subject to the other provisions of this Agreement, CES may terminate this Agreement for CES's convenience beginning on the [CIO] upon at least [CIO] prior written notice to ISSC; provided, however, CES may terminate this Agreement for CES's convenience prior to such [CIO] if the [CIO]. If CES terminates this Agreement prior to the expiration of the Term for CES's convenience, CES agrees to pay ISSC on the effective date of termination either:

          a) the charge, as specified in the Supplement, ([CIO]) under [CIO]

          b)   the [CIO] specified in the Supplement under [CIO] and [CIO].

          11.2 Termination for Change of Control

          In the event of a sale of stock of either Party resulting in the ability of the purchaser(s) of such stock to elect a majority of the board of directors of such Party, the merger of either Party with another entity, or the sale of all or substantially all of the assets of either Party to another entity, not effected solely for the purpose of permitting termination under this Section 11.2 ("Termination for Change of Control"), CES or its successor corporation in the case of a merger or the entity purchasing the assets of CES, may terminate this Agreement with [CIO] prior written notice to ISSC given not later than [CIO] after such Change of Control, upon payment of either:

          a)   the [CIO] specified in the Supplement under [CIO]

          b)   the [CIO] specified in the Supplement under [CIO].

          11.3 [CIO]

          a) No [CIO], however described, payable by CES to ISSC hereunder shall include any element of anticipated profit or revenue, lost opportunity or similar amounts.

          b) For purposes of this Agreement, "Wind-Down Expenses" shall mean ISSC's reasonable expenses related to the displacement of assets and personnel, and discontinuance of leases, licenses and contracts due to CES's early termination.

          c) Within [CIO] of the receipt of CES's notification of termination under the provisions of this Section 11, ISSC will provide CES an estimate of the amounts associated with the Wind-Down Expenses and will provide the actual Wind-Down Expenses not less than [CIO] prior to the effective date of termination. Further, ISSC will use commercially reasonable efforts to mitigate its Wind-Down Expenses, such efforts to include, without limitation, appropriate redeployment of assets and personnel. Wind-Down Expenses shall be reduced by all such mitigation anticipated, planned or realized by ISSC prior to termination.

          d) Upon CES's prior written notification, ISSC will include full payout of the ISSC Machines in the Data Center that are being used solely to provide the Services to CES in the

               Wind-Down Expenses for [CIO] for either termination for convenience or termination for Change of Control, and upon receipt of the [CIO] and Wind-Down Expenses, transfer title for such ISSC Machines to CES.

          e) The Parties agree that the charge(s) paid ISSC under either Sections 11.1 or 11.2 above are CES's sole and exclusive liability for termination under such provisions.

          11.4 Termination Proration

          Any [CIO] will be prorated according to the following formula:

               [{(A-B),12 months} x C] + B = Prorated [CIO]

          where:

          A    =    the [CIO] specified in the Supplement for the year in
          which termination is effective;

          B    =    the [CIO] specified in the Supplement for the year
          after the year in which termination is effective; and

          C    =    the number of months remaining during the year in which
          termination is effective.

          11.5 Termination [CIO]

          Upon written notice, either Party may terminate this Agreement, without charge to the terminating Party, in the event of a [CIO] by the other; provided, however, any action or inaction by [CIO] for which [CIO] has made payments under Section 14.1(f) and/or [CIO] has received [CIO] in the form of [CIO], that are related to the grounds for termination under this Section, shall be specifically excluded from this provision unless [CIO] returned such [CIO] in accordance with Section 13 and/or such other payments made under Section 14.1(f). However, the Party seeking termination will provide the other Party with sufficient, reasonable written prior notice of such material breach, persistent or continuous breach(es) and the opportunity to cure same, as follows:

          a) in the event of a failure to pay any amount due and payable under this Agreement when due, at least [CIO], and


          b) in the event of any other material breach, or persistent or continuous breach(es) at least [CIO].

          If the nature of any nonmonetary breach is such that it would be unreasonable to expect a cure within a [CIO] period, the breaching Party shall be given an additional [CIO] to cure such breach. In the event the material breach or persistent or continuous breach(es) are not cured within the periods specified above after delivery of the notice, the nonbreaching Party may terminate this Agreement, which termination shall be in writing, as of a date specified in such notice of termination. The terminating Party shall have all rights and remedies afforded by law or equity, subject to the limitations expressed in this Agreement.

          11.6 [CIO]

          The Parties acknowledge that the [CIO] of [CIO] may have [CIO] on the [CIO] even if such [CIO] does not [CIO] that gives CES the [CIO] under [CIO] above; provided, however, any [CIO] or [CIO] by ISSC for which ISSC has provided [CIO] or CES has received [CIO] in the form of [CIO] that are related to the grounds for [CIO] under this Section shall be specifically excluded from this provision unless CES returned such [CIO]. In the event of such a [CIO], CES may, at its option, [CIO] as provided under [CIO], [CIO] to CES, which termination shall then become CES's [CIO].
          If CES does not elect to [CIO] as provided under [CIO], then nothing in this Section 11.6 shall be deemed to limit or restrict the ability of CES to claim that a [CIO] constitutes a [CIO] and elect [CIO] CES [CIO] or otherwise pursuant to the provisions of this Agreement.

          11.7 Extension of Service

          Except in the case of a termination of this Agreement due to a material breach by CES, CES may once request and ISSC will extend the provision of services for a period not to exceed [CIO] beyond the effective date of termination or expiration. Such request must be a written notice received not less than [CIO] prior to the effective date of termination or expiration of this Agreement; provided, however, CES may so request and ISSC will extend the provisions of Services beyond the effective date of termination or expiration [CIO] for the portion of the [CIO] period CES desires such extension of Services.

          11.8 Other Rights Upon Termination

          So long as CES has complied with Section 8.7 and is not otherwise in default of monies due ISSC at the expiration or earlier termination of this Agreement:

          a) ISSC agrees to sell to CES or its designee, upon CES's request, the ISSC Machines at the Data Center then currently being used by ISSC on a dedicated basis to perform the Services at ISSC's accounting book value with such book value based on a [CIO] straight-line depreciation from initial entry on ISSC's books or, in the case of ISSC Machines that ISSC is leasing, at the lease buy-out charge based on a [CIO] lease period or, for ISSC Machines that have either been fully depreciated or the leases have expired and ISSC is the owner of such ISSC Machines, for the [CIO]. CES shall be responsible for any sales, use or similar taxes associated with the purchase of such equipment.

          b) For Software proprietary to ISSC and not otherwise owned by or licensed to CES in accordance with Section 9 and not generally commercially available, ISSC will provide a source code license, with the right to modify and own such modifications, to CES, for use only by CES and its Affiliates in the CES Business upon terms and prices (which prices shall not be greater than those offered to other Similarly Situated Customers or, in the case where no Similarly Situated Customers exist, other third parties generally) to be mutually agreed upon by the Parties or, at CES's option, ISSC will recommend a mutually agreeable commercially available substitute, if any, to perform the same function.

          c) With respect to generally commercially available Software, if ISSC has licensed or purchased and is using any such Software solely for providing the Services to CES at the date of expiration or termination, CES will reimburse ISSC for initial license or purchase charges, except to the extent that CES has already compensated ISSC for such investment, for such Software in an amount equal to the remaining unamortized cost of such Software, if any, depreciated over a [CIO] year life, and pay any transfer fee or charge imposed by any applicable vendor; provided, however, that ISSC shall bear the costs, if any, associated with the transfer of [CIO] upon termination.

          d) With respect to generally commercially available Software, if ISSC has licensed or purchased and is using any such Software for providing the Services to CES and other ISSC customers in a shared environment at the date of expiration or termination, ISSC will assist CES in obtaining licenses for such Software subject to CES's payment of any license fee or charge imposed by any applicable vendor.

          e) Upon the date of expiration or termination of this Agreement, CES shall have the right to make offers of employment to any or all ISSC employees performing Services for CES or its Affiliates hereunder ("CES Service Employees"). Promptly after either Party sends the other written notice of termination or expiration, ISSC agrees to supply CES, at no charge, with the names and resumes requested by CES for the purpose of exercising its rights under this Section. CES's rights under this Section will take precedence over any ISSC/employee employment contract or covenant that may otherwise limit an employee's right to accept employment with CES.

          f) ISSC will transfer or assign to CES or its designee, upon CES's request, on mutually acceptable terms and conditions, subject to the payment by CES of any transfer fee or charge imposed by the applicable vendors, any contracts applicable solely to services being provided to CES for maintenance, Disaster Recovery services and other necessary third party services (other than subcontractor services) then being used by ISSC to perform the Services.

          g)   ISSC will provide Services Transfer Assistance pursuant to
               Section 7.9.

          h) ISSC will use commercially reasonable efforts to negotiate license arrangements with third parties that will minimize the amount of license transfer fees to be paid by CES.

          12. 0     Liability

          12.1 General Intent

          Each Party's and each of its subcontractor's entire monetary liability to the other Party and its exclusive remedies for monetary damages are set forth in this Section, in Schedule E (Service Credits) and in Section 14 (Indemnities). Subject to the specific provisions of this Section, it is the intent of the Parties that each Party will be liable to the other Party for any damages incurred by the nonbreaching Party as a result of the breaching Party's failure to perform its obligations in the manner required by this Agreement.

          12.2 Damages

          a) Each Party's and each of its subcontractor's liability for actual, direct monetary liability arising out of or resulting from the other Party's and each of its subcontractor's performance or non-performance under this Agreement regardless of the form of the action (whether in contract, tort, warranty or other legal or equitable grounds), will be limited [CIO] breach by such Party and its subcontractors, to [CIO](the [CIO]). Actual, direct damages shall include, by way of example but without limitation, the costs of cover incurred by CES to obtain services which are the same as or substantially similar to the Services, the costs incurred by CES to transition to another provider of information technology services and/or taking some or all of such functions and responsibilities in-house, the difference in the amounts to be paid to ISSC hereunder and the charges to be paid to such other provider and/or the costs of providing such functions and responsibilities in-house, and similar damages.

               The [CIO] shall be [CIO] in any or all of the following three ways:

                    1) reduced by the amount of [CIO] actually paid by [CIO] pursuant to [CIO] hereof;

                    2) as described in [CIO] if the [CIO] set forth in [CIO] is not [CIO] or is [CIO]; and

                    3)   if the ASC is adjusted pursuant to [CIO].

          b) In the event ISSC [CIO] to provide the Services in accordance with [CIO], ISSC [CIO] according to the schedule set forth in [CIO] (each, a [CIO]); collectively, the [CIO] ) against the amounts owed to ISSC in respect of the [CIO] following the [CIO] in which the [CIO] was (were) incurred.

          c)   The [CIO] shall not apply to any of the following:

                    1) any failure by CES to pay any amounts due and payable but remaining unpaid to ISSC pursuant to the terms of this Agreement;

                    2) Losses covered by either Party's obligation to indemnify the other Party under Sections 14.1(a), 14.1(c), 14.1(d), 14.1(e), 14.2(a), 14.2(c), 14.2(d)
                    and 14.2(e), respectively;

                    3) Losses incurred by either Party caused by or arising out of the inaccuracy or untruthfulness of the representations and warranties of the other Party contained in this Agreement;

                    4) amounts to be [CIO] to [CIO] by [CIO] pursuant to [CIO] in the form [CIO]; and

                    5) Losses arising from a violation of Section 10.0 Confidentiality/Data Security of this Agreement.

          d) In no event will either Party have any liability whether based on contract, tort (including, without limitation, negligence), warranty or any other legal or equitable grounds, for any damages other than the actual, direct damages described in Section 12.2(a), (b) and (c) including without limitation, any other damages constituting:

                    1)   loss of interest, profit or revenue of the other
                    Party; or

                    2) any consequential, indirect, incidental, special, punitive or exemplary damages suffered by the other Party, arising from or related to this Agreement, even if such Party has been advised of the possibility of such losses or damages; provided, however, that this clause will not prevent either Party from recovering accrued but unpaid credits and amounts due under this Agreement.

          e) In no event will ISSC or its subcontractors be liable for any damages if and to the extent caused by CES's failure to perform its responsibilities, nor shall CES or its subcontractors be liable for any damages if and to the extent caused by any failure to perform by ISSC or its subcontractors.

          13. 0     Remedies

          If ISSC's provision of the Services is such that ISSC would otherwise owe CES a [CIO], CES may, at its option:

          a)   seek [CIO] subject to the limitations specified in Section
               12.2; or

          b) recover as [CIO] the [CIO]; provided, however, CES may [CIO], which are related to [CIO] under Sections 11.5 and 11.6, received from ISSC hereunder within [CIO] after CES's receipt thereof and seek in lieu thereof [CIO].

          If [CIO] does not return a [CIO] prior to the end of such [CIO] period, [CIO] recovery of the [CIO] shall constitute acknowledgement of [CIO] of full satisfaction of any claim by [CIO] that [CIO] has [CIO] its obligations under this Agreement with respect to such event or said events giving rise to the applicable [CIO].

          13.1 Warranty

          13.2 Work Standards

          ISSC represents and warrants that:

          a) it has [CIO], rights and [CIO] to provide and perform the Services; and

          b) it has [CIO] and [CIO] the Services or [CIO] that are [CIO] to the Services for other customers.

          CES represents that:

          a) CES is authorized to permit ISSC access to and use of the CES Facilities and ISSC is performing a portion of the Services for CES at the CES Facilities at CES's request; and

          b) if the CES Facilities are found not to be in compliance with all material applicable federal, state and local environmental laws regarding hazardous substances by an applicable governmental regulatory authority, ISSC may remove the ISSC Project Executive from the CES Facility until such noncompliance is remedied.

          13.3 Ownership of CES-Retained Machines

          CES represents that CES is either the owner of each CES-Retained Machine or is authorized by its owner to include it under this Agreement.

          13.4 Noninfringement

          The Parties represent and warrant that they will perform their responsibilities under this Agreement in a manner that does not infringe, or constitute an infringement or misappropriation of, any patent, trade secret, copyright or other proprietary right of any third party. Notwithstanding this provision or any other provision in this Agreement, CES makes no warranty or representation with respect to any claims for such infringement or misappropriation by virtue of its compliance with obligations herein to provide ISSC access to, use of or benefits of the software licenses, leases and related contracts prior to receiving the necessary Required Consents.

          13.5 Compliance with Obligations

          Each Party represents and warrants that its entry into this Agreement does not violate or constitute a breach of any of its contractual obligations with third parties. Notwithstanding this provision or any other provision in this Agreement, CES makes no warranty or representation with respect to any claims for violation or breach of any of its contractual obligations by virtue of its compliance with obligations herein to provide ISSC use of the objects of such arrangements prior to receiving the necessary Required Consents.

          13.6 Disclaimer

          a) ISSC does not warrant the accuracy of any advice, report, data or other product delivered to CES to the extent any inaccuracies are caused by data and/or Software provided by CES, and such products are delivered AS IS, and ISSC shall not be liable for any inaccuracy thereof. ISSC will promptly notify CES of any such inaccuracies of which ISSC becomes aware and the cause therefore and will provide reasonable assistance to CES to remedy the problem.

          b) Subject to the obligations of ISSC contained in this Agreement and the Supplement and Schedules referenced herein, ISSC does not assure uninterrupted or error-free operation of the ISSC Machines.

          c) EXCEPT AS PROVIDED IN THIS AGREEMENT, THERE ARE NO OTHER EXPRESS WARRANTIES AND THERE ARE NO IMPLIED WARRANTIES, INCLUDING, BUT NOT LIMITED TO, THE IMPLIED WARRANTIES OF MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE.

          13.7 Disabling Code

          Each Party represents and warrants that, without the prior written consent of the other Party, it will not insert into the Software any code which would have the effect of disabling or otherwise shutting down all or any portion of the Services. Each

          Party further represents and warrants that, with respect to any disabling code that may be part of the Software, it will not invoke such disabling code at any time, including upon expiration or termination of this Agreement for any reason, without the other Party's prior written consent.

          13.8 Authorization and Enforceability

          Each Party hereby represents that:

          a) it has all requisite corporate power and authority to enter into this Agreement and to carry out the transactions contemplated hereby;

          b) the execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by all requisite corporate action on the part of each Party; and

          c) this Agreement has been duly executed and delivered by such Party and (assuming the due authorization, execution and delivery hereof by the other Party) is a valid and binding obligation of such Party, enforceable against it in accordance with its terms.

          13.9 Regulatory and Corporate Proceedings

          Each Party agrees to obtain all necessary regulatory approvals applicable to its business, obtain any necessary permits, and comply with any regulatory requirement applicable to the performance of the Services.

          14.0 Indemnities

          14.1 Indemnity by ISSC

          ISSC agrees to indemnify, defend and hold CES, its Affiliates and their respective officers, directors, employees, agents, successors and assigns harmless, in accordance with the procedures described in Section 14.6 from and against any and all Losses incurred by CES, caused by, arising from or in connection with:

          a) any Claims of infringement made against CES of any United States letters patent, or any copyright, trademark, service mark, trade name, trade secret or similar proprietary rights conferred by contract or by common law or by any law of the United States or any state, alleged to have occurred because of equipment, systems, products or other resources or items provided to CES by ISSC; provided, however, that ISSC will have no obligation with respect to any Losses to the extent the same are caused by, arise out of or arise in connection with CES's modification of a program or a machine or CES's combination, operation or use with devices, data or programs not furnished by ISSC or its subcontractors;

          b) the inaccuracy or untruthfulness of any representation or warranty made by ISSC under this Agreement;

          c) any amounts, including but not limited to taxes, interest and penalties assessed against CES which are obligations of ISSC pursuant to Section 7.7;

          d) personal injuries, death or damage to tangible personal or real property of third parties, including employees of ISSC, its contractors or subcontractors; provided, however, that ISSC will have no obligation with respect to any Losses, under this part, to the extent the same are caused by, arise out of or arise in connection with the negligence of CES;

          e) any Claims by third parties arising out of or resulting from the failure to obtain any [CIO] as of the Commencement Date and applicable to [CIO], where CES has used commercially reasonable efforts to obtain such [CIO] and

          f) notwithstanding anything to the contrary contained in [CIO] hereof, any amounts that are [CIO]; provided, however, that ISSC shall not be required to indemnify CES for charges incurred under this Section 14.1(f) if:

                    1) CES does not cooperate with ISSC to mitigate the charges incurred under this Section 14.1(f) to the same degree CES sought to mitigate such charges prior to the Commencement Date;

                    2) After notifying ISSC of the [CIO], CES does not allow ISSC to participate in CES's efforts to mitigate any charges incurred under Section 14.1(f), after being notified in writing of ISSC's desire to so participate;

                    3) The charges are incurred under a process and/or during a window of time that is substantially different from those processes and time windows utilized as of the Commencement Date (which the Parties agree to document by a mutually agreed upon date) to the extent that the change in the process or window of time, without ISSC's consent, which will not be unreasonably withheld, causes the charges to be incurred;

                    4) The charges are incurred as a result of an [CIO] of this Agreement that occurred more than [CIO] previously for which CES has received a [CIO] and has not elected to return such [CIO] in accordance with
                    Section 13 hereof.

          In the event and to the extent that a Claim is made by an employee of ISSC or its contractors or subcontractors providing

          Services hereunder against CES, its Affiliates and their respective directors, officers, employees or agents, the intent of this Agreement is that ISSC shall indemnify CES, its directors, officers, employees and agents, to the same extent as if the Claim was made by a non-employee of ISSC or its contractors or subcontractors. Accordingly, in addition to other provisions herein, and in order to render the Parties' intent and this indemnification agreement fully enforceable, ISSC, in an indemnification Claim hereunder, expressly and without reservation waives any defense or immunity it may have under any applicable Workers' Compensation Law(s) or any other statute or judicial decision disallowing or limiting such indemnification and consents to a cause of action for indemnity. Said waiver and consent to indemnification is made irrespective of and specifically waiving, only between the Parties, any defense or immunity under any statute or judicial decision.

          14.2 Indemnity by CES

          CES agrees to indemnify, defend and hold ISSC, its Affiliates and their respective officers, directors, employees, agents, successors and assigns harmless, in accordance with the procedures described in Section 14.6, from and against any and all Losses incurred by ISSC, caused by, arising from or in connection with:

          a) any Claims of infringement made against ISSC of any United States letters patent, or any copyright, trademark, service mark, trade name, trade secret or similar proprietary rights conferred by contract or by common law or by any law of the United States or any state, alleged to have occurred because of equipment, systems, products or other resources or items provided to ISSC by CES hereunder; provided, however, that CES will have no obligation with respect to any Losses to the extent the same are caused by, arise out of, or arise in connection with ISSC's modification of a program or machine or ISSC's combination, operation or use with devices, data or programs not furnished by CES;

          b) the inaccuracy or untruthfulness of any representation or warranty made by CES under this Agreement;

          c) any amounts, including but not limited to taxes, interest and penalties, assessed against ISSC which are obligations of CES pursuant to Section 7.7;

          d) personal injuries, death or damage to tangible personal or real property of third parties, including employees of CES, its contractors and subcontractors; provided however, that CES will have no obligation with respect to any Losses, under this part, to the extent the same are caused by, arise out of or arise in connection with the negligence of ISSC or its contractors or subcontractors; and

          e) any Claim by third parties arising out of or in connection with CES's disposition of the [CIO] pursuant to Section
          [CIO].

          In the event and to the extent that a Claim is made by an employee of CES against ISSC or its contractors or subcontractors, its Affiliates and their respective directors, officers, employees and agents, the intent of this Agreement is that CES shall indemnify ISSC, its directors, officers, employees and agents, to the same extent as if the Claim was made by a non-employee of CES or its contractors or subcontractors.. Accordingly, in addition to other provisions herein, and in order to render the Parties' intent and this indemnification agreement fully enforceable, CES, in an indemnification Claim hereunder, expressly and without reservation waives any defense or immunity it may have under any applicable Workers' Compensation Law(s) or any other statute or judicial decision disallowing or limiting such indemnification and consents to a cause of action for indemnity. Said waiver and consent to indemnification is made irrespective of and specifically waiving, only between the Parties, any defense or immunity under any statute or judicial decision.

          14.3 Employment Actions

          It is understood and agreed that ISSC shall be solely and exclusively responsible for personnel decisions (including hiring, promotions, training, compensation, evaluation, discipline, and discharge) affecting ISSC's employees, contractors and agents except as specified in Section 4.1. CES shall be solely and exclusively responsible for personnel decisions (including hiring, promotion, training, compensation, evaluation, discipline and discharge) affecting CES's employees, contractors, and agents.

          14.4 Cross Indemnity and Contribution

          Each Party agrees to contribute to the amount paid or payable by the other Party for any and all Losses for which such Party is legally liable and in proportion to such Party's comparative fault in causing such Losses, arising in favor of any person, corporation or other entity, including the Parties hereto and their employees, contractors and agents, on account of personal injuries, death or damage to tangible personal or real property in any way incident to, or in connection with or arising out of:

          a)   this Agreement;

          b)   the Services provided by ISSC hereunder;

          c) the presence of such Party, its employees, contractors or agents on the premises of the other Party; or

          d) the act or omission of such Party, its employees, contractors or agents.

          14.5 Exclusive Remedy

          The indemnification rights of each Indemnified Party for third party Claims pursuant to Sections 14.1, 14.2, 14.3 or 14.4, together with the Indemnified Party's right to recover any and all Losses under this Agreement or otherwise caused by, arising out of or arising in connection with the event or facts that give rise to such indemnification right, shall be the exclusive remedy of such Indemnified Party with respect to each such third party Claim to which such indemnification relates.

          14.6 Indemnification Procedures

          a) If any civil, criminal, administrative or investigative action or proceeding is commenced or threatened (any of the above being a "Claim") against any Party entitled to indemnification under Sections 14.1, 14.2 or 14.3 (an "Indemnified Party") written notice thereof shall be given to the Party that is obligated to provide indemnification under such Sections (the "Indemnifying Party") as promptly as practicable but in all events, within a period that will not prejudice the rights of the Indemnifying Party under this Agreement or to defend the Claim. After such notice, if the Indemnifying Party shall acknowledge in writing to such Indemnified Party that this Agreement applies with respect to such Claim, then the Indemnifying Party shall be entitled, if it so elects, in a written notice delivered to the Indemnified Party not fewer than [CIO] prior to the date on which a response to such Claim is due or such lesser period as is reasonable given the nature of the Claim and the notice and response time permitted by law or the facts and circumstances, to take control of the defense and investigation of such Claim and to employ and engage attorneys of its sole choice to handle and defend the same, at the Indemnifying Party's sole cost and expense. The Indemnified Party shall cooperate in all reasonable respects with the Indemnifying Party and its attorneys in the investigation, trial and defense of such Claim and any appeal arising therefrom; provided, however, that the Indemnified Party may, at its own cost and expense, participate, through its attorneys or otherwise, in such investigation, trial and defense of such Claim and any appeal arising therefrom. No settlement of a Claim that involves a remedy other than the payment of money by the Indemnifying Party shall be entered into without the consent of the Indemnified Party, which consent will not be unreasonably withheld.

          b) After notice by the Indemnifying Party to the Indemnified Party of its election to assume full control of the defense of any such Claim, the Indemnifying Party shall not be liable to the Indemnified Party for any legal expenses incurred thereafter by such Indemnified Party in connection with the defense of that Claim. If the Indemnifying Party does not promptly assume full control over and diligently pursue the defense of a Claim subject to such defense as provided in this Section 14.6, the Indemnifying Party may participate in such defense, at its sole cost and expense, and the Indemnified Party shall have the right to defend, settle or otherwise resolve the Claim in such manner as it may deem appropriate, at the cost and expense of the Indemnifying Party, provided, however, any settlement of the Claim shall require the consent of the Indemnifying Party which consent shall not be unreasonably withheld.

          15.0 Insurance and Risk of Loss

          15.1 ISSC Insurance

          During the Term of this Agreement, ISSC and any ISSC contractor and subcontractor shall maintain and keep in force, at its own expense, the following minimum insurance coverages and minimum limits:

          a) Workers' Compensation Insurance, the statutory limits as required by the various laws and regulations applicable to the employees of ISSC or any ISSC contractor or subcontractor.

          b) Employer's Liability Insurance, for employee bodily injuries and deaths, with a limit of [CIO] each accident.

          c) Comprehensive or Commercial General Liability Insurance, covering claims for bodily injury, death and property damage, including Premises and Operations, Independent Contractors, Products and Completed Operations, Personal Injury, Contractual, and Broad-form Property Damage liability coverages, with limits as follows:

                    1) Occurrence/Aggregate Limit of [CIO] for bodily injury, death and property damage each occurrence of [CIO] general aggregate; or

                    2)   Split liability limits of:

                         (a)  [CIO] for bodily injury per person;

                         (b)  [CIO] for bodily injury per occurrence;

                         (c)  [CIO] for property damage.

          d) Comprehensive Automobile Liability Insurance, covering owned, non-owned and hired vehicles, with limits as follows:

                    1) Combined Single Limit of [CIO] for bodily injury, death and property damage per occurrence; or

                    2)   Split liability limits of:

                         (a)  [CIO] for bodily injury per person;

                         (b)  [CIO] for bodily injury per occurrence;

                         (c)  [CIO] for property damage.

          e) All-Risk Property Insurance, on a replacement cost basis, covering the real property of ISSC which ISSC is obligated to insure by this Agreement. Such real property may include buildings, equipment, furniture, fixtures and supply inventory.

          All such policies of insurance of ISSC and its contractors and subcontractors shall provide that the same shall not be canceled nor the coverage modified nor the limits changed without first [CIO] prior written notice thereof to CES. No such cancellation, modification or change shall affect ISSC's obligation to maintain the insurance coverages required by this Agreement.

          ISSC shall be responsible for payment of any and all deductibles from insured claims under its policies of insurance. The coverage afforded under any insurance policy obtained by ISSC pursuant to this Agreement shall be primary coverage regardless of whether or not CES has similar coverage.

          ISSC or its contractors and subcontractors shall not perform under this Agreement unless and until certificates of such insurance, including renewals thereof, have been delivered to and approved by CES.

          ISSC shall have the right to self-insure any of the insurance coverages required by this Agreement upon prior written notification to CES. Unless previously agreed to in writing by CES, ISSC's contractors and subcontractors shall comply with the insurance requirements herein. The minimum limits of coverage required by this Agreement may be satisfied by a combination of primary and excess or umbrella insurance policies.

          If ISSC or its contractors or subcontractors shall fail to comply with any of the insurance requirements herein, upon written notice to ISSC by CES, CES may, without any obligation to do so, procure such insurance and ISSC shall pay CES the cost thereof plus a reasonable administrative fee as designated by CES.

          The maintenance of the insurance coverages required under this Agreement shall in no way operate to limit the liability of ISSC to CES under the provisions of this Agreement.

          15.2 CES Insurance

          During the Term of this Agreement, CES shall maintain and keep in force, at its own expense, the following minimum insurance coverages and minimum limits:

          a) Workers' Compensation Insurance, with statutory limits as required by the various laws and regulations applicable to the employees of CES.

          b) Employer's Liability Insurance, for employee bodily injuries and deaths, with a limit of [CIO] each accident.

          c) Comprehensive or Commercial General Liability Insurance, covering claims for bodily injury, death and property damage, including Premises and Operations, Independent Contractors, Products and Completed Operations, Personal Injury, Contractual, and Broad-form Property Damage liability coverages, with limits as follows:

                    1) Occurrence/Aggregate Limit of [CIO] for bodily injury, death and property damage each occurrence and [CIO] general aggregate; or

                    2)   Split liability limits of:

                         (a)  [CIO] for bodily injury per person;

                         (b)  [CIO] for bodily injury per occurrence;

                         (c)  [CIO] for property damage.

          d) Comprehensive Automobile Liability Insurance, covering owned, non-owned and hired vehicles, with limits as follows:

                    1) Combined Single Limit of [CIO] for bodily injury, death and property damage per occurrence; or

                    2)   Split liability limits of:

                         (a)  [CIO] for bodily injury per person;

                         (b)  [CIO] for bodily injury per occurrence;

                         (c)  [CIO] for property damage.

          e) All-Risk Property Insurance, on a replacement cost basis, covering the real property of CES which CES is obligated to insure by this Agreement. Such real property may include buildings, equipment, furniture, fixtures and supply inventory.

          All such policies of insurance of CES shall provide that the same shall not be canceled nor the coverage modified nor the limits changed without first giving [CIO] prior written notice thereof to ISSC. No such cancellation, modification or change shall affect CES's obligation to maintain the insurance coverages required by this Agreement.

          CES shall be responsible for payment of any and all deductibles from insured claims under its policies of insurance. The coverage afforded under any insurance policy obtained by CES pursuant to this Agreement shall be primary coverage regardless of whether or not ISSC has similar coverage.

          CES shall not perform under this Agreement unless and until certificates of such insurance, including renewals thereof, have been delivered to and approved by ISSC.

          CES shall have the right to self-insure any of the insurance coverages required by this Agreement upon prior written notification to ISSC. The minimum limits of coverage required by this Agreement may be satisfied by a combination of primary and excess or umbrella insurance policies.

          If CES shall fail to comply with any of the insurance requirements herein, upon written notice to CES by ISSC, ISSC may, without any obligation to do so, procure such insurance and CES shall pay ISSC the cost thereof plus a reasonable administrative fee as designated by ISSC.

          The maintenance of the insurance coverages required under this Agreement shall in no way operate to limit the liability of CES to ISSC under the provision of this Agreement.

          15.3 Risk of Property Loss

          CES is responsible for risk of loss of, or damage to, the CES-Retained Machines and other CES property regardless of where located, and loss or damage to software on the CES-Retained Machines or any Software in CES's possession at the time of such loss or damage. ISSC is responsible for risk of loss of, or damage to, the ISSC Machines and other ISSC property regardless of where located, and loss or damage to Software in ISSC's possession at the time of such loss or damage.

          15.4 Mutual Waiver of Subrogation

          a) To the extent permitted by law, ISSC and its contractors and subcontractors hereby waive their rights of subrogation against CES, its directors, officers, employees and agents for any loss or damage to the Machines and other tangible real property of ISSC, its contractors and subcontractors resulting from operations in connection with this Agreement. Each property insurance policy of ISSC and its contractors and subcontractors shall be endorsed to provide a waiver of any and all rights of subrogation against CES, its directors, officers, employees and agents for loss resulting from operations in connection with this Agreement.

          b) To the extent permitted by law, CES, its directors, officers, employees and agents hereby waive their rights of subrogation against ISSC and its contractors and subcontractors for any loss or damage to the Machines and other tangible real property of CES, its directors, officers, employees and agents resulting from operations in connection with this Agreement.

          16.0 Publicity

          Each Party will submit to the other all advertising, written sales promotion, press releases and other publicity materials relating to this Agreement in which the other Party's name or mark is mentioned or language from which the connection of said name or mark may be inferred or implied, and will not publish or use such advertising, sales promotion, press releases, or publicity materials without prior written approval of the other Party. However, either Party may include the other Party's name and a factual description of the work performed under this Agreement on employee bulletin boards, in its list of references and in the experience section of proposals to third parties, in internal business planning documents and in its annual report to stockholders, and whenever required by reason of legal, accounting or regulatory requirements.

          17.0 Review Committee and Dispute Resolution

          17.1 Joint Advisory Committee

          ISSC and CES agree to create a Joint Advisory Committee consisting of two people of the following titles from each Party:

          ISSC

               1)   Director, Cross-Industry Applications and Business
               Services

               2)   ISSC Project Executive

          CES

               1)   Vice-President, Technology

               2)   CES Project Executive

          The Joint Advisory Committee will:

          a)   conduct quarterly reviews of the progress of the Services;

          b) annually review the operating and strategic plans prepared by the Project Executives;

          c) review, on an annual basis, performance objectives and measurements;

          d)   provide advice and direction on technology changes; and

          e)   resolve disputes between the Parties.

          17.2 Dispute Resolution

          a) Any dispute between the Parties either with respect to the interpretation of any provision of this Agreement or with respect to the performance by ISSC or by CES hereunder shall be resolved as specified in this Section 17.2, as follows:

                    1) Upon the written request of either Party, each of the Parties will appoint a designated representative who does not devote substantially all of his or her time to performance under this Agreement, whose task it will be to meet for the purpose of endeavoring to resolve such dispute.

                    2) The designated representatives shall meet as often as necessary to gather and furnish to the other all information with respect to the matter in issue which is appropriate and germane in connection with its resolution.

                    3) Such representatives shall discuss the problem and negotiate in good faith in an effort to resolve the dispute without the necessity of any formal proceeding relating thereto.

                    4) During the course of such negotiation, all reasonable requests made by one Party to the other for nonprivileged information reasonably related to this Agreement, will be honored in order that each of the Parties may be fully advised of the other's position.

                    5) The specific format for such discussions will be left to the discretion of the designated representatives but may include the preparation of agreed upon statements of fact or written statements of position furnished to the other Party.

          b) If the designated representatives cannot resolve the dispute, then the dispute shall be escalated to the President of CES and the President of ISSC, for their review and resolution. If the dispute cannot be resolved by such officers, then the Parties may initiate formal proceedings; however, formal proceedings for the judicial resolution of any such dispute may not be commenced until the earlier of:

                    1) the designated representatives, concluding in good faith that amicable resolution through continued negotiation of the matter in issue does not appear likely; or

                    2) [CIO] after the initial request to negotiate such dispute; or

                    3) [CIO] before the statute of limitations governing any cause of action relating to such dispute would expire;

          provided, however, that the pendency of this dispute resolution procedure shall not prevent either Party from seeking equitable relief with respect to a dispute prior to such period.

          17.3 Continued Performance

          Both Parties agree to continue performing their respective obligations under this Agreement while any dispute is being resolved unless and until such obligations are terminated or expire in accordance with the provisions hereof.

          18. 0     General

          18.1 Control of Services

          a) This Agreement shall not be construed as constituting either Party as partner of the other or to create any other form of legal association that would impose liability upon one Party for the act or failure to act of the other or as providing either Party with the right, power or authority (express or implied) to create any duty or obligation of the other Party.

          b) Each Party shall be responsible for the management, direction and control of its employees and such employees shall not be employees of the other Party.

          18.2 Right to Perform Services for Others

          Each Party recognizes that ISSC personnel providing Services to CES under this Agreement may perform similar services for others and this Agreement shall not prevent ISSC from using the personnel and equipment provided to CES under this Agreement for such purposes subject only to the restrictions set forth in Sections 4.1, 4.3 and 10. ISSC may perform its obligations through its subsidiaries, Affiliates or through the use of ISSC-selected independent contractors; provided, however, that ISSC shall not be relieved of its obligations under this Agreement by use of such subsidiaries, Affiliates, or subcontractors.

          18.3 Scope of Services

          The Services provided under this Agreement are for ISSC Machines and facilities located within the United States, Puerto Rico or Guam.

          18.4 Amendments and Revisions

          No changes or modifications to this Agreement, its Supplement and Schedules may be made orally, but only by a written amendment or revision signed by both Parties.

          18.5 Force Majeure

          a) Neither Party shall be liable for any default or delay in the performance of its obligations hereunder if and to the extent such default or delay is caused, directly or indirectly, by fire, flood, earthquake, elements of nature or acts of God, acts of war, terrorism, riots, civil disorders, rebellions or revolutions in the United States, strikes, lockouts, or labor difficulties (other than in the case of ISSC, strikes, lockouts or labor difficulties initiated by ISSC's employees or, in the case of CES, strikes, lockouts, or labor difficulties initiated by CES's or its subcontractor's employees), or any other similar cause beyond the reasonable control of such Party (individually, each being a "Force Majeure Event"); provided such Force Majeure Event could not have been prevented by reasonable precautions and cannot reasonably be circumvented by the nonperforming Party through the use of alternate sources, work-around plans or other means.

          b) In such event, the nonperforming Party will be excused from any further performance or observance of the obligation(s) so affected for as long as such circumstances prevail and such Party continues to use commercially reasonable efforts to recommence performance or observance whenever and to whatever extent possible without delay. Any Party so delayed in its performance will immediately notify the other by telephone (to be confirmed in writing within [CIO] of the inception of such delay) and describe at a reasonable level of detail the circumstances causing such delay.

          c) This Section 18.5 does not limit or otherwise affect ISSC's obligation to provide Disaster Recovery services in accordance with Schedule G in the event that Site 1 and Site 2 simultaneously experience conditions that cause such Disaster Recovery services to be invoked, or if (1) prior to the scheduled inception of the provision of Services from Site 2 or, (2) if CES does not elect to implement Site 2, in the event that Site 1 experiences such conditions.

          d) If ISSC materially breaches its obligations to provide Disaster Recovery Services in accordance with Schedule G, CES may terminate this Agreement pursuant to Section 11.5 without regard to the cure periods, provided that CES gives ISSC written notice of termination within [CIO] of the alleged breach. Nothing in this subsection shall be deemed to otherwise limit CES's right to terminate pursuant to
               Section 11.5 subject to the cure periods stated therein.

          18.6 Nonperformance

          Except as otherwise provided in this Agreement, to the extent any nonperformance by either Party of its nonmonetary obligations under this Agreement results from or is caused by the other Party's failure to perform its nonmonetary obligations under this Agreement, such nonperformance shall be excused.

          18.7 Remarketing

          CES may not remarket all or any portion of the Services provided under this Agreement, or make all or any portion of the Services available to any party, without the prior written consent of ISSC; provided, however, CES may [CIO] subject to the following limitations:

          a)   CES shall independently [CIO];

          b)   CES does not utilize ISSC's [CIO];

          c)   CES discloses to its [CIO];

          d) CES will seek ISSC's approval of a potential [CIO] prior to CES's initiating [CIO] for such [CIO], which approval shall only be withheld pursuant to ISSC's contractual obligations to its [CIO] and which approval ISSC shall use commercially reasonable efforts to timely obtain for CES;

          e) if CES's activities for an [CIO] cause ISSC to fail to meet a Minimum Service Level, ISSC shall be excused from such failure to the extent ISSC demonstrates that the failure was caused by such [CIO] activities; and

          f) if ISSC incurs incremental costs in connection with any such [CIO] of the [CIO], such costs will be treated as a New Service in accordance with Section 7.6 hereof.

          Nothing herein may be construed to limit or hinder CES from (i) marketing, selling or performing its employee services to and for its customers and/or (ii) from providing any portion of the Services to its Affiliates.

          18.8 Waiver

          No waiver of any breach of any provision of this Agreement shall constitute a waiver of any prior, concurrent or subsequent breach of the same or any other provisions hereof.

          18.9 Severability

          If any provision of this Agreement shall be held to be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby, and such provision shall be deemed to be restated to reflect the original intentions of the Parties as nearly as possible in accordance with applicable law(s).

          18.10     Limitations Period upon Termination

          Neither Party may bring an action, regardless of form, arising out of this Agreement more than [CIO] after the cause of action has arisen or the date such cause of action was or should have been discovered.

          18.11     Counterparts

          This Agreement shall be executed in duplicate counterparts. Each such counterpart shall be an original.

          18.12     Governing Law

          This Agreement shall be governed by the laws of the State of Georgia as such laws are applied to contracts which are entered into and performed entirely within the State of Georgia.

          18.13     Binding Nature and Assignment

          This Agreement will be binding on the Parties and their respective successors and permitted assigns. For purposes of this Agreement, a "Change of Control" of a Party or a merger of a Party or a sale of all or substantially all of the assets of a Party shall not be deemed a prohibited assignment of this Agreement; provided, however, in the case of a purchase of all or substantially all of the assets of a Party, the purchasing entity must be at least as credit worthy as the Party was as of the Commencement Date. Further, the Party must assign this Agreement in writing to the entity purchasing the assets, and the Party shall be released from all obligations and liability hereunder upon the execution by the entity purchasing the assets of a full and unconditional assumption of all obligations of the Party under this Agreement without further modification or amendment to this Agreement.

          Except as provided in the first paragraph of this Section 18.13, neither Party may, or will have the power to, assign this Agreement without the prior written consent of the other, except that either Party may assign its rights and obligations under this Agreement, without the approval of the other, to an Affiliate which expressly assumes such Party's obligations and responsibilities hereunder, provided that the assigning Party remains fully liable for and shall not be relieved from the full performance of all obligations under this Agreement.

          Any attempted assignment that does not comply with the terms of this Section 18.13 shall be null and void. Any Party assigning its rights or obligations to an Affiliate in accordance with this

          Agreement shall, within three business days of such assignment, provide written notice thereof to the other Party together with a copy of the assignment document.

          18.14     Notices

          a) Under this Agreement whenever one Party is required or permitted to give notice to the other, such notice will be in writing unless otherwise specifically provided herein and will be deemed given when delivered in hand, [CIO] after being given to an express courier with a reliable system for tracking delivery, or [CIO] after the day of mailing, when mailed by United States mail, registered or certified mail, return receipt requested, postage prepaid, or when sent by facsimile and thereafter delivered by one of the foregoing methods of delivery.

          b)   Notifications will be addressed as follows:

               1)   For termination, breach or default, notify:

                    In the case of ISSC:

                    ISSC Project Executive
                    300 Embassy Row
                    Atlanta, Georgia 30328
                    Facsimile: 404-353-2099

                    with a courtesy, but not legally required, copy to:

                    ISSC General Counsel
                    44 South Broadway
                    White Plains, New York 10601
                    Facsimile: 914-288-1167

                    In the case of CES:

                    CES Director of Data Services
                    300 Embassy Row
                    Atlanta, Georgia  30328
                    Facsimile: 404-353-2099

                    with a courtesy, but not legally required, copy to:

                    CES General Counsel
                    8100 34th Avenue South
                    Minneapolis, Minnesota 55425-1640
                    Facsimile: 612-853-4555

               2)   For all other notices:
                    In the case of ISSC:
                    ISSC Project Executive
                    300 Embassy Row
                    Atlanta, Georgia 30328

                    Facsimile: 404-353-2099

                    In the case of CES:

                    CES Director of Data Services
                    300 Embassy Row
                    Atlanta, Georgia 30328
                    Facsimile: 404-353-2099

          Either Party hereto may from time to time change its address for notification purposes by giving the other prior written notice of the new address and the date upon which it will become effective.

          18.15     No Third Party Beneficiaries

          Except as specified in Sections 10 and 15 with respect to either Party's contractors or subcontractors, the Parties do not intend, nor will any clause be interpreted, to create for any third party any obligations to or benefit from either ISSC or CES.

          18.16     Other Documents

          On or after the Commencement Date and the date(s) of any amendments or revisions hereto and at the request of the other Party, each Party shall furnish to the other such certificate of its Secretary, certified copy of resolutions of its Board of Directors, or opinion of its counsel as shall evidence that this Agreement or any amendment or revision hereto has been duly executed and delivered on behalf of such Party.

          18.17     Consents and Approvals

          The Parties agree that in any instance where consent, approval or agreement is required of a Party in order for the other Party to perform under or comply with the terms and conditions of this Agreement, then such Party will not unreasonably withhold or delay such consent, approval or agreement and where consent, approval or agreement cannot be provided, the Party shall notify the other Party in a timely manner.

          18.18     Headings

          All headings herein and the table of contents are not to be considered in the construction or interpretation of any provision of this Agreement. This Agreement was drafted with the joint participation of both Parties and shall be construed neither against nor in favor of either, but rather in accordance with the fair meaning thereof. In the event of any apparent conflicts or inconsistencies between this Agreement or any Supplements, Schedules, Exhibits or other Attachments to this Agreement, to the extent possible such provisions shall be interpreted so as to make them consistent, and if such is not possible, the provisions of this Agreement shall prevail.

          THE PARTIES ACKNOWLEDGE THAT THEY HAVE READ THIS AGREEMENT, UNDERSTAND IT, AND AGREE TO BE BOUND BY ITS TERMS AND CONDITIONS. FURTHER, THE PARTIES AGREE THAT THE COMPLETE AND EXCLUSIVE STATEMENT OF THE AGREEMENT BETWEEN THE PARTIES RELATING TO THIS SUBJECT SHALL CONSIST OF 1) THIS AGREEMENT, 2) THE SUPPLEMENT, AND 3) THE SCHEDULES, INCLUDING THOSE MADE EFFECTIVE BY THE PARTIES IN THE FUTURE. THIS STATEMENT OF THE AGREEMENT SUPERSEDES ALL PROPOSALS OR OTHER PRIOR AGREEMENTS, ORAL OR WRITTEN, AND ALL OTHER COMMUNICATIONS BETWEEN THE PARTIES, RELATING TO THE SUBJECT MATTERS DESCRIBED IN THIS AGREEMENT.

          Accepted by:                             Accepted by:
          Integrated Systems Solutions            Ceridian Corporation
          Corporation

          By: /s/K. R. Johnson                     By: /s/Kenneth Weber
          Authorized Signature                    Authorized Signature
          Date January 10, 1995                   Date January 10, 1995

  ISSC / Ceridian Corporation

  Agreement for Information Technology Services
  -----------------------------------------------------------------------------

                                  Supplement to
                  Agreement for Information Technology Services
  Name and Address of Customer:                Customer No.: 8098415
     Ceridian Corporation
     300 Embassy Row
     Atlanta, Georgia 30328
  ISSC Project Office Address:                  ISSC Project Office No.:
     ISSC Project Executive
     44 South Broadway
     White Plains, New York 10601
  Commencement Date: January 1, 1995
  Term End Date:      December 31, 2004
                                    Contract Year
                           1995   1996   1997   1998   1999   2000   2001   2002   2003   2004
                            1/1-   1/1-   1/1-   1/1-   1/1-   1/1-   1/1-   1/1-   1/1-   1/1-
                           12/31  12/31  12/31  12/31  12/31  12/31  12/31  12/31  12/31  12/31
                           _____ ______ ______ ______ ______ ______ ______ ______ ______ ______
  ANNUAL SERVICES CHARGE   4,518 10,034 11,234 12,834 13,134 11,734 11,834 11,634 11,634 11,634
  (K$)
  CAPACITY RATES
  CPU                      1,800  1,650  1,525  1,400  1,300  1,200  1,100  1,000    900    850
  ($ per MIPS)
  DASD                       225    207    190    175    161    148    136    126    115    106
  ($ per gigabyte)
  SITE 2 CREDITS               *108,889 88,000 83,583 86,250 77,836 74,417 76,833 76,583 73,250
  ($ per Month)
  ADDITIONAL RESOURCE CHARGE RATES
  Tape Utilization          2.00   2.00   2.00   2.00   2.00   2.00   2.00   2.00   2.00   2.00
  ($ per tape mount)
  Tape Library              1.25   1.25   1.25   1.25   1.25   1.25   1.25   1.25   1.25   1.25
  ($ per tape stored)
  Tape Transfer             1.88   1.88   1.88   1.88   1.88   1.88   1.88   1.88   1.88   1.88
  ($ per tape transfer)
  Tape Vaulting             0.75   0.75   0.75   0.75   0.75   0.75   0.75   0.75   0.75   0.75
  ($ per tape stored in vault)
  TERMINATION CHARGE
  ($ in Millions)
  Convenience
    Option 1                6.0    7.9    7.9    7.7    6.4    5.4    4.4    3.0    2.0    1.6
    Option 2                2.1    4.2    4.2    4.0    3.4    2.9    2.5    1.5    1.0    0.6
  Change of Control
    Option 1                6.0    7.9    7.9    7.7    6.4    5.4    4.4    3.0    2.0    1.6
    Option 2                2.1    4.2    4.2    4.0    3.4    2.9    2.5    1.5    1.0    0.6

  NOTE Credits for cancellation of Site 2 will begin in April 1996.









                                January 10, 1995
  ISSC/CES Confidential            Supplement                       Page 1 of 3
  cessup

                                  Supplement to
                  Agreement for Information Technology Services


                                Monthly Baselines
                                _________________

                                      Months
          JAN    FEB    MAR    APR    MAY    JUN    JUL    AUG    SEP    OCT    NOV    DEC
          ___    ___    ___    ___    ___    ___    ___    ___    ___    ___    ___    ___

YEAR                 Tape Utilization (# of Mounts)
1995    1,000  1,000  1,000  2,000  2,000  2,000  3,000  3,000  4,000  4,000  4,000  4,000
1996    5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000
1997    5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000
1998    5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000
1999    5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000
2000    5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000
2001    5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000
2002    5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000
2003    5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000
2004    5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000  5,000

YEAR                 Tape Library (# of Tapes Stored)
1995    2,000  2,000  2,000  4,000  4,000  4,000  6,000  6,000  8,000  8,000 10,000 10,000
1996   10,000 12,000 12,000 14,000 14,000 14,000 16,000 16,000 18,000 18,000 20,000 20,000
1997   20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000
1998   20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000
1999   20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000
2000   20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000
2001   20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000
2002   20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000
2003   20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000
2004   20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000 20,000

YEAR      Tape Transfer (Aggregate # of Tapes Logged In and Out)
1995      400    400    400    800    800    800  1,200  1,200  1,600  1,600  1,600  1,600
1996    2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000
1997    2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000
1998    2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000
1999    2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000
2000    2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000
2001    2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000
2002    2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000
2003    2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000
2004    2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000  2,000

YEAR   Tape Vaulting (Aggregate # of Tapes Sent to/Received from Vault Storage)
1995      200    200    200    400    400    400    600    600    800    800  1,000  1,000
1996    1,000  1,200  1,200  1,400  1,400  1,400  1,600  1,600  1,800  1,800  2,500  2,500
1997    2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500
1998    2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500
1999    2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500
2000    2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500
2001    2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500
2002    2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500
2003    2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500
2004    2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500  2,500



                                January 10, 1995
  ISSC/CES Confidential            Supplement                       Page 2 of 3
  cessup


                                  Supplement to
                  Agreement for Information Technology Services

                                  Capacity Plan
                                  _____________

                                      Months
                                                                                                                 ______
          JAN    FEB    MAR    APR    MAY    JUN    JUL    AUG    SEP    OCT    NOV    DEC
          ___    ___    ___    ___    ___    ___    ___    ___    ___    ___    ___    ___

YEAR                       Host CPU  (Installed MIPS)
1995       30     30     30     30     30     30     30     60     60     60     60     60
1996       60     60     60    120    120    120    120    170    170    170    170    220
1997      220    220    220    220    220    220    220    330    330    330    330    330
1998      330    330    330    330    330    330    330    370    370    370    370    370
1999      370    370    370    370    370    370    370    410    410    410    410    410
2000      410    410    410    410    410    410    410    450    450    450    450    450
2001      450    450    450    450    450    450    450    490    490    490    490    490
2002      490    490    490    490    490    490    490    540    540    540    540    540
2003      540    540    540    540    540    540    540    590    590    590    590    590
2004      590    590    590    590    590    590    590    650    650    650    650    650

YEAR                     DASD  (Installed Gigabytes)
1995       90     90     90    180    180    180    180    180    270    270    270    270
1996      270    270    360    720    720    720    720    720    900    900    900    900
1997      900    900  1,080  1,080  1,080  1,080  1,080  1,260  1,260  1,260  1,260  1,260
1998    1,260  1,260  1,260  1,260  1,260  1,260  1,260  1,260  1,350  1,350  1,350  1,350
1999    1,350  1,350  1,350  1,350  1,350  1,350  1,350  1,350  1,530  1,530  1,530  1,530
2000    1,530  1,530  1,530  1,530  1,530  1,530  1,530  1,530  1,710  1,710  1,710  1,710
2001    1,710  1,710  1,710  1,710  1,710  1,710  1,710  1,710  1,890  1,890  1,890  1,890
2002    1,890  1,890  1,890  1,890  1,890  1,890  1,890  1,890  2,070  2,070  2,070  2,070
2003    2,070  2,070  2,070  2,070  2,070  2,070  2,070  2,070  2,250  2,250  2,250  2,250
2004    2,250  2,250  2,250  2,250  2,250  2,250  2,250  2,250  2,430  2,430  2,430  2,430

                                   Disaster Recovery Options
                                   _________________________

24 HOUR RECOVERY   10,000      (Effective July 1, 1997 through end of Term)
($ per month)
ADDITIONAL TEST PERIOD
($ per test)
  48 Hours        105,000
  24 Hours         73,000



                                January 10, 1995
  ISSC/CES Confidential            Supplement                       Page 3 of 3
  cessup

ISSC / Ceridian Corporation

  Agreement for Information Technology Services
  -----------------------------------------------------------------------------



                                  Schedules to
                  Agreement for Information Technology Services



     SCHEDULE A     -    Applications Software
     SCHEDULE B     -    Systems Software
     SCHEDULE C     -    CES-Retained Machines
     SCHEDULE D     -    ISSC Machines
     SCHEDULE E     -    Support Services, Performance Standards and
                         Operational Responsibilities
     SCHEDULE F     -    Procedures Manual Table of Contents
     SCHEDULE G     -    Disaster Recovery Services
     SCHEDULE H     -    Implementation Plan
     SCHEDULE I     -    Operations Help Desk
     SCHEDULE J     -    ISSC Charges, Measures of Utilization and
                         Financial Responsibilities
     SCHEDULE K     -    Application Installation Standards
     SCHEDULE L     -    Security Procedures
     SCHEDULE M     -    Confidential Information Categories







                                January 10, 1995
  ISSC/CES Confidential        Table of Schedules                   Page 1 of 1
  cesskd

  ISSC / Ceridian Corporation
  Agreement for Information Technology Services
  -----------------------------------------------------------------------------

                                   Schedule A
                              Applications Software


  ITEM                   APPLICATION                 RESPONSIBILITY
  NO.     VENDOR       NAME/DESCRIPTION    OPER    FIN    MAINT    DEV    LIC

  1.   CES             Signature 2000      ISSC    CES     CES     CES    CES

  2.   CES             Tesseract V.941     ISSC    CES     CES     CES    CES


  LEGEND:   "OPER" = OPERATE  "FIN" = FINANCIAL  "MAINT" = MAINTENANCE  "DEV" =
  DEVELOPMENT  "LIC" = LICENSEE





                                January 10, 1995
  ISSC/CES Confidential            Schedule A                       Page 1 of 1
  cesskda

  ISSC / Ceridian Corporation
  Agreement for Information Technology Services
  -----------------------------------------------------------------------------

                                   Schedule B
                                Systems Software


  Section B-1
  IBM Systems Software (MVS)

  ITEM                  PROGRAM       SOFTWARE                                             RESPONSIBILITY
  NO. VENDOR               NO.    NAME/DESCRIPTION                                       OPER FIN  MAINT LIC

  1.  IBM               5621-425  3172 INTERCONNECT CONTROLLER                           ISSC ISSC ISSC ISSC
  2.  IBM               5648-063  ACF/NCP V7.01                                          ISSC ISSC ISSC ISSC
  3.  IBM               5655-257  ICKDSF V1                                              ISSC ISSC ISSC ISSC
  4.  IBM               5655-041  ACF/SSP                                                ISSC ISSC ISSC ISSC
  5.  IBM               5655-042  ISPF/PDF                                               ISSC ISSC ISSC ISSC
  6.  IBM               5658-260  EREP V3                                                ISSC ISSC ISSC ISSC
  7.  IBM               5665-279  BTAM V1                                                ISSC ISSC ISSC ISSC
  8.  IBM               5665-311  3270 PC FILE TRANSFER                                  ISSC ISSC ISSC ISSC
  9.  IBM               5665-488  SDSF                                                   ISSC ISSC ISSC ISSC
  10. IBM               5668-949  SMP/E                                                  ISSC ISSC ISSC ISSC
  11. IBM               5685-083  CICS/ESA V3                                            ISSC ISSC ISSC ISSC
  12. IBM               5685-025  TSO/E                                                  ISSC ISSC ISSC ISSC
  13. IBM               5685-111  NETVIEW V2                                             ISSC ISSC ISSC ISSC
  14. IBM               5685-151  AOC/MVS                                                ISSC ISSC ISSC ISSC
  15. IBM               5688-008  ESCON MGR                                              ISSC ISSC ISSC ISSC
  16. IBM               5688-139  TSCF                                                   ISSC ISSC ISSC ISSC
  17. IBM               5695-DF1  DFSMS/MVS/RMM                                          ISSC ISSC ISSC ISSC
  18. IBM               5695-039  RACF V2                                                ISSC ISSC ISSC ISSC
  19. IBM               5695-046  BOOKMGR READ/MVS                                       ISSC ISSC ISSC ISSC
  20. IBM               5695-100  DITTO                                                  ISSC ISSC ISSC ISSC
  21. IBM               5695-117  VTAM V4                                                ISSC ISSC ISSC ISSC
  22. IBM               5695-167  GDDM V3                                                ISSC ISSC ISSC ISSC
  23. IBM               5706-254  QMF V3                                                 ISSC ISSC ISSC ISSC
  24. IBM               5735-HAL  TCP/IP V2                                              ISSC ISSC ISSC ISSC
  25. IBM               5669-962  ASSEMBLER H                                            ISSC ISSC ISSC ISSC
  26. IBM               5695-064  CICS AO                                                ISSC ISSC ISSC ISSC
  27. IBM               5685-DB2  DB2                                                    ISSC ISSC ISSC ISSC
  28. IBM               5688-015  BOOKMASTER                                             ISSC ISSC ISSC ISSC
  29. IBM               5668-958  COBOL II                                               ISSC ISSC ISSC ISSC
  30. IBM               5740-SM1  DFSORT                                                 ISSC ISSC ISSC ISSC
  31. IBM               5771-ABA  FONT-SONORAN SERIF                                     ISSC ISSC ISSC ISSC
  32. IBM               5771-ABC  FONT-P1 & SPECIAL                                      ISSC ISSC ISSC ISSC
  33. IBM               5685-060  INFO/MGMNT                                             ISSC ISSC ISSC ISSC
  34. IBM               5695-MVS  MVS/ESA                                                ISSC ISSC ISSC ISSC
  35. IBM               5756-265  NETVIEW ANO                                            ISSC ISSC ISSC ISSC
  36. IBM               5695-040  PSF                                                    ISSC ISSC ISSC ISSC
  37. IBM               5695-057  SYSTEMVIEW                                             ISSC ISSC ISSC ISSC
  38. IBM               5798-BQH  CICS 3270PC FILE TRANSFER                              ISSC ISSC ISSC ISSC
  39. IBM               5771-ABB  FONT-SONORAN SANS SERIF                                ISSC ISSC ISSC ISSC
  40. IBM               5771-ADB  FONT-APL2                                              ISSC ISSC ISSC ISSC
  41. IBM               5798-DXQ  ICFRU                                                  ISSC ISSC ISSC ISSC
  42. IBM               5685-059  INFO/SYS                                               ISSC ISSC ISSC ISSC
  43. IBM               5695-169  NETVIEW AUTOBRIDGE                                     ISSC ISSC ISSC ISSC
  44. IBM               5668-909  PL/1                                                   ISSC ISSC ISSC ISSC

                              January 10, 1995
  ISSC/CES Confidential            Schedule B                       Page 1 of 4
  cesskdb

                                   Schedule B
                                Systems Software

        Section B-1
  IBM Systems Software (MVS)

  ITEM                  PROGRAM       SOFTWARE                                             RESPONSIBILITY
  NO. VENDOR             NO.      NAME/DESCRIPTION                                       OPER FIN  MAINT LIC
  45. IBM               5685-029  RMF                                                    ISSC ISSC ISSC ISSC
  46. IBM               5688-187  C/370 COMPILER                                         ISSC ISSC ISSC ISSC
  47. IBM               5688-188  C/370 LIBRARY                                          ISSC ISSC ISSC ISSC
  48. IBM               5798-DQD  CACHE RMF REPORTER                                     ISSC ISSC ISSC ISSC
  49. IBM               5775-DNH  CONCAID                                                ISSC ISSC ISSC ISSC
  50. IBM               5798-DZW  DSF/TSO                                                ISSC ISSC ISSC ISSC
  51. IBM               5771-ADT  FONT-MATH & SCIENC                                     ISSC ISSC ISSC ISSC
  52. IBM               5732-071  PASCAL-RUNTIME LIB                                     ISSC ISSC ISSC ISSC
  53. IBM               5688-190  PPFA                                                   ISSC ISSC ISSC ISSC
  54. IBM               5686-191  OGL                                                    ISSC ISSC ISSC ISSC
  55. IBM               5665-307  PMF                                                    ISSC ISSC ISSC ISSC
  56. IBM               5695-047  JES2-MVS/ESA                                           ISSC ISSC ISSC ISSC

  LEGEND:      "OPER"  = OPERATE     "FIN" = FINANCIAL    "MAINT" = MAINTENANCE  "LIC" = LICENSEE









                                January 10, 1995
  ISSC/CES Confidential            Schedule B                       Page 2 of 4
  cesskdb


                                         Schedule B
                                Systems Software


  Section B-2
  Third Party Systems Software (MVS)

  ITEM                  VERSION       SOFTWARE                                             RESPONSIBILITY
  NO. VENDOR              NO.      NAME/DESCRIPTION                                       OPER FIN MAINT LIC
  1.  ALTAI             CURRENT   ZEKE/ZEBB/GWS JOB SCHEDULER/RERUN RESTART              ISSC CES  CES  CES
  2.  B&B                         STOP-X37 DASD SPACE MANAGER                            ISSC CES  CES  CES
  3.  CANDLE                      OMEGAMON II FOR CICS                                   ISSC ISSC ISSC ISSC
  4.  CANDLE                      OMEGAMON II FOR DB2                                    ISSC ISSC ISSC ISSC
  5.  CANDLE                      OMEGAMON II FOR MVS                                    ISSC ISSC ISSC ISSC
  6.  CANDLE                      OMEGAMON II FOR SMS                                    ISSC ISSC ISSC ISSC
  7.  CANDLE                      OMEGAMON II FOR VTAM                                   ISSC ISSC ISSC ISSC
  8.  CANDLE                      OMEGAVIEW                                              ISSC ISSC ISSC ISSC
  9.  CHICAGO SOFTWARE  CURRENT   MVS/QUICKREF ON-LINE REFERENCE MANUALS                 ISSC CES  CES  CES
  10. CHICAGO SOFTWARE  CURRENT   MVS/SOP ON-LINE STANDARDS & PROCEDURES                 ISSC CES  CES  CES
  11. COMPUWARE         CURRENT   ABEND-AID XLF/DB2 ABEND DEBUG TOOL-BATCH               ISSC CES  CES  CES
  12. COMPUWARE         CURRENT   CICS ABEND-AID/RADAR/DB2 ABEND DEBUG TOOL-CICS         ISSC CES  CES  CES
  13. COMPUWARE         CURRENT   FILE AID MVS/DB2 OPT EXTEND ISPF UTILITIES             ISSC CES  CES  CES
  14. COMPUWARE         CURRENT   PLAYBACK/DB2 OPT TEST DATA CREATOR & GENERATOR         ISSC CES  CES  CES
  15. COMPUWARE         CURRENT   XPEDITER CICS ON-LINE DEBUG TRACE TOOL-CICS            ISSC CES  CES  CES
  16. COMPUWARE         CURRENT   XPEDITER TSO ON-LINE DEBUG TRACE TOOL-BATCH            ISSC CES  CES  CES
  17. LEGENT            CURRENT   ENDEVOR/ACM (AUTOMATED CONFIGURATION MANAGER)          ISSC CES  CES  CES
  18. LEGENT            CURRENT   ENDEVOR/EP EXTERNAL PROCESSORS                         ISSC CES  CES  CES
  19. LEGENT            CURRENT   ENDEVOR/ESI EXTERNAL SECURITY INTERFACE                ISSC CES  CES  CES
  20. LEGENT            CURRENT   ENDEVOR/MVS AUTOMATED SOFTWARE MGT-MVS ENVIRMNT        ISSC CES  CES  CES
  21. LEGENT            CURRENT   ENDEVOR/PDM (PARALLEL DEVLMT MGR)                      ISSC CES  CES  CES
  22. LEGENT            CURRENT   MICS SYSTEM DATA COLLECT, ANALYSIS & REPORT TOOLS      ISSC ISSC ISSC ISSC
  23. LEGENT            02.03.00  XCOM FILE TRANSFER                                     ISSC CES  CES  CES
  24. LEVI, RAY & SHOUP CURRENT   VPS VTAM PRINTER SUPPORT SYSTEM                        ISSC CES  CES  CES
  25. LEVI, RAY & SHOUP CURRENT   VPS/PC & WINDOWS                                       ISSC CES  CES  CES
  26. LEVI, RAY & SHOUP CURRENT   VPS FOR TCPIP                                          ISSC CES  CES  CES
  27. LEVI, RAY & SHOUP CURRENT   VPS ADAPT SNA/DYNACOM                                  ISSC CES  CES  CES
  28. LEVI, RAY & SHOUP CURRENT   VPS VMCF FOR VTAM & CICS                               ISSC CES  CES  CES
  29. MERRILLE          CURRENT   MXG SAS COPY BOOKS FOR SMF                             ISSC ISSC ISSC ISSC
  30. MERRILLE          CURRENT   MXG SAS COPY BOOKS FOR SMF                             ISSC CES  CES  CES
  31. SAS INSTITUTE     CURRENT   SAS BASE REPORT WRITER, SMF ANALLSYS TOOL              ISSC CES  CES  CES
  32. SAS INSTITUTE     CURRENT   REPORT WRITER & GRAPHICS TOOLS FOR SAS                 ISSC CES  CES  CES
  33. STERLING SOFTWARE CURRENT   SUPERTRACS FILE TRANSFER (SNA RJE)                     ISSC CES  CES  CES
  34.                           TBD AUTOMATED BALANCING PRODUCT                        ISSC CES  CES  CES
  35.                           TBD DB2/DBA DEVELOPMENT TOOLS                          ISSC CES  CES  CES
  36.                           TBD REPORT & OUTPUT DISTRIBUTION                       ISSC CES  CES  CES
  37.                           TBD REPORT WRITERS                                     ISSC CES  CES  CES
  38.                           TBD SESSION MANAGER                                    ISSC CES  CES  CES

  LEGEND:      "OPER"  = OPERATE     "FIN" = FINANCIAL    "MAINT" = MAINTENANCE  "LIC" = LICENSEE

  NOTE ISSC has not performed due diligence on these products and reserves the right to perform due diligence and make appropriate adjustments to the Agreement after CES provides the applicable documentation to ISSC.

  NOTE The actual Software program for this item will be chosen from the CES list (SOFTGRP1.XLS) dated 12/12/94.



                                January 10, 1995
  ISSC/CES Confidential            Schedule B                       Page 3 of 4
  cesskdb

                                   Schedule B
                                Systems Software


  Section B-3
  Systems Software for CES-Retained Machines

  ITEM     VER REV                                     SOFTWARE                           RESPONSIBILITY
  NO. VENDONO. LEV PRODUCT NO.                     NAME/DESCRIPTI                        OPER FIN MAINT LIC
  1.  DEC  0.0  2  ALS-WM-92361-2084               BASE-VMS-25013                        ISSC CES  CES  CES
  2.  DEC  0.0  1  ASP-MS-91312-2                  BOOKBROWSER                           ISSC CES  CES  CES
  3.  DEC  0.0  4  AL2-WM-92339-2272               C                                     ISSC CES  CES  CES
  4.  DEC  0.0  1  BIX-PK-93266-1-CLO-CLOEIS-3800  C                                     ISSC CES  CES  CES
  5.  DEC  0.0  1  BIX-PK-93266-1-CLO-CLOEIS-3817  CDDS-3817                             ISSC CES  CES  CES
  6.  DEC  0.0  1  BIX-PK-93266-1-CLO-CLOEIS-3818  CDD-PLUS8                             ISSC CES  CES  CES
  7.  DEC  0.0  1  BIX-PK-93266-1-CLO-CLOEIS-3819  CDD-PLUS-USER                         ISSC CES  CES  CES
  8.  DEC  0.0  1  BIX-PK-93266-1-CLO-CLOEIS-3820  CDDADMIN0                             ISSC CES  CES  CES
  9.  DEC  0.0  1  BIX-PK-93266-1-CLO-CLOEIS-3821  CDDADMIN-RTO                          ISSC CES  CES  CES
  10. DEC  0.0  1  BIX-PK-93266-1-CLO-CLOEIS-3822  CDDADMIN-USER                         ISSC CES  CES  CES
  11. DEC  0.0  1  AL2-WM-92339-2270               COMMSERVER-BSC                        ISSC CES  CES  CES
  12. DEC  0.0  1  ALS-WM-92339-2269               COMMSERVER-V                          ISSC CES  CES  CES
  13. DEC  0.0  1  ALS-WM-93081-832                DECPS-DC                              ISSC CES  CES  CES
  14. DEC  0.0  1  ALS-WM-93081-833                DECPS-PA                              ISSC CES  CES  CES
  15. DEC  0.0  1  BIX-PK-93266-1-CLO-CLEIS-4017   DECTRACE7                             ISSC CES  CES  CES
  16. DEC  0.0  1  ALJ-WM-92357-764                DMQ-RTO-V                             ISSC CES  CES  CES
  17. DEC  0.0  1  ALS-WM-92339-2274               DVNETEND                              ISSC CES  CES  CES
  18. DEC  0.0  1  BIX-PK-93266-1-CLO-CLEIS-4126   DVNETRTG6                             ISSC CES  CES  CES
  19. DEC  0.0  1  BIR-PK-91259-1-CLO-CLEIS-11645  DW-MOTIF45                            ISSC CES  CES  CES
  20. DEC  0.0  1  ALJ-WM-92339-2271               P.S.I.-ACCESS                         ISSC CES  CES  CES
  21. DEC  0.0  1  BIX-MS-92041-1-CLO-CLEIS-7236   RDBS-7236                             ISSC CES  CES  CES
  22. DEC  0.0  1  BIX-MS-92041-1-CLO-CLEIS-7240   RDB-INTERACTIV                        ISSC CES  CES  CES
  23. DEC  0.0  1  BIX-MS-92041-1-CLO-CLEIS-7246   RDB-RT246                             ISSC CES  CES  CES
  24. DEC  0.0  1  ALJ-WM-93005-883                SNA-API                               ISSC CES  CES  CES
  25. DEC  0.0  1  ALS-WM-93005-882                SNA-VMS                               ISSC CES  CES  CES
  26. DEC  0.0  1  BIX-PK-93266-1-CLO-CLEIS-5029   VAXSET029                             ISSC CES  CES  CES
  27. DEC  0.0  2  ALS-WM-92361-2082               VMS-USER                              ISSC CES  CES  CES
  28. DEC  0.0  2  ALS-WM-92361-2083               VMS-USER                              ISSC CES  CES  CES
  29. Novel0.0                                     NETWARE FOR SA                        ISSC CES  CES  CES

  LEGEND:      "OPER"  = OPERATE     "FIN" = FINANCIAL    "MAINT" = MAINTENANCE  "LIC" = LICENSEE

  NOTE:ISSC will be responsible for operating the software specified in Section
       B-3 when the Machines listed in Schedule C are  installed  in  the  Data
       Center.

  NOTE ISSC has not performed due diligence on these products and reserves the right to perform due diligence and make appropriate adjustments to the Agreement after CES provides the applicable documentation to ISSC.










                                January 10, 1995
  ISSC/CES Confidential            Schedule B                       Page 4 of 4
  cesskdb

  ISSC / Ceridian Corporation

  Agreement for Information Technology Services
  -----------------------------------------------------------------------------

                                Schedule C
                              CES-Retained Machines


  ITEM                                 MACHINE        MACHINE    DEC        RESPONSIBILITY
  NO.  QTY  DESCRIPTION                  TYPE           S/N     MACHINE     OPER FIN MAINT

  1.   1    PC-ZENITH                  386                      YES         ISSC CES  CES
  2.   1    PC-MONITOR                 ZENITH                   YES         ISSC CES  CES
  3.   1    CPU 4700A                  DEC                      YES         ISSC CES  CES
  4.   1    DISK CABINET W/ 8 DISKS    DEC-ARRAY                YES         ISSC CES  CES
  5.   1    DISK CABINET W/ 8 DISKS    DEC-ARRAY                YES         ISSC CES  CES
  6.   2    TF85 TAPEDRIVES            DEC                      YES         ISSC CES  CES
  7.   1    SNA SWITCH                 RAD                      YES         ISSC CES  CES
  8.   1    COMSERVER                  DEC                      YES         ISSC CES  CES
  9.   1    COMSERVER                  DEC                      YES         ISSC CES  CES
  10.  1    COMSERVER                  DEC                      YES         ISSC CES  CES
  11.  1    COMSERVER                  DEC                      YES         ISSC CES  CES
  12.  1    COMSERVER                  DEC                      YES         ISSC CES  CES
  13.  1    GATEWAY                    DEC                      YES         ISSC CES  CES
  14.  1    GATEWAY                    DEC                      YES         ISSC CES  CES
  15.  1    GATEWAY                    DEC                      YES         ISSC CES  CES
  16.  1    GATEWAY                    DEC                      YES         ISSC CES  CES
  17.  1    DELNI                      DEC                      YES         ISSC CES  CES
  18.  1    DELNI                      DEC                      YES         ISSC CES  CES
  19.  1    BRIDGE                     VITALNK                  YES         ISSC CES  CES
  20.  1    CSU/DSU                    DOWTY                    YES         ISSC CES  CES
  21.  1    DEC WORKSTATION            2000                     YES         ISSC CES  CES
  22.  1    DEC MONITOR                DEC                      YES         ISSC CES  CES
  23.  1    DEC KEYBOARD               DEC                      YES         ISSC CES  CES
  24.  1    DEC MOUSE                  DEC                      YES         ISSC CES  CES
  25.  120  DEC TAPES                  TK85                     YES         ISSC CES  CES
  26.  1    PC PS/2 MOD 60             IBM                      YES         ISSC CES  CES
  27.  1    EPSON PRINTER              LQ1000                   YES         ISSC CES  CES
  28.  1    DEC CD READER              DEC                      YES         ISSC CES  CES
  29.  1    DEC TAPE DRIVE             DEC                      YES         ISSC CES  CES
  30.  1    DEC VAXSTATION             SYS BOX                  YES         ISSC CES  CES
  31.  1    DEC STORAGE                EXP BOX                  YES         ISSC CES  CES
  32.  1    DEC KEYBOARD               DEC                      YES         ISSC CES  CES
  33.  1    DEC MOUSE                  DEC                      YES         ISSC CES  CES
  34.  1    DEC MONITOR                DEC                      YES         ISSC CES  CES
  35.  1    PC ZENITH                  386                      YES         ISSC CES  CES
  36.  2    PC ZENITH                  8088                     YES         ISSC CES  CES
  37.  1    MODEM                      ZOOM                     NO          ISSC CES  CES
  38.  1    CSU                        RACAL                    NO          ISSC CES  CES
  39.  1    ROUTER                     WELLFLEET                NO          ISSC CES  CES
  40.  1    HUB                        3COM                     NO          ISSC CES  CES
  41.  2    19" RACK                   RACAL                    NO          ISSC CES  CES
  42.  2    SAA GATEWAY                J&L                      NO          ISSC CES  CES

    LEGEND:    "OPER" = OPERATE    "FIN" = FINANCIAL    "MAINT" = MAINTENANCE
  NOTE:ISSC will be responsible for operating these Machines when they are installed in the Data Center.

                               January 10, 1995
  ISSC/CES Confidential            Schedule C                       Page 1 of 2
  cesskdc

                                   Schedule C
                              CES-Retained Machines



  NOTE:The items listed above are representative  of  the  actual  CES-Retained
       Machines to be installed in the Data Center. This Schedule C will be updated to reflect the actual CES-Retained Machines as they are installed.

  NOTE ISSC has not performed due diligence on these products and reserves the right to perform due diligence and make appropriate adjustments to the Agreement after CES provides the applicable documentation to ISSC.







                                January 10, 1995

  ISSC/CES Confidential            Schedule C                       Page 2 of 2
  cesskdc
  >PAGE>

  ISSC / Ceridian Corporation

  Agreement for Information Technology Services
  -----------------------------------------------------------------------------

                                   Schedule D
                                  ISSC Machines


  ITEM    MACHINE                                         MACHINE     RESPONSIBILITY
  NO.    TYPE/MODEL  DESCRIPTION                             S/N      OPER FIN  MAINT
  1.     9121-480    IBM Processor                         00125      ISSC ISSC ISSC
  2.     3990-6      IBM DASD Controller                   91778      ISSC ISSC ISSC
  3.     3390-3      IBM A38 DASD *                        A7585      ISSC ISSC ISSC
  4.     3390-3      IBM B3C DASD *                        BH150      ISSC ISSC ISSC
  5.     3390-3      IBM B3C DASD *                        B9784      ISSC ISSC ISSC
  6.     3745-210    IBM Communications Controller         02975      ISSC ISSC ISSC
  7.     3172-003    IBM Interconnect Controller           62918      ISSC ISSC ISSC
  8.     9391-A10    RAMAC                                            ISSC ISSC ISSC
  9.     9392-B13    RAMAC                                            ISSC ISSC ISSC
  10.    9392-B13    RAMAC                                            ISSC ISSC ISSC
  11.    9392-B13    RAMAC                                            ISSC ISSC ISSC
  12.    9392-B13    RAMAC                                            ISSC ISSC ISSC
  13.    9392-B13    RAMAC                                            ISSC ISSC ISSC
  14.    9392-B13    RAMAC                                            ISSC ISSC ISSC
  15.    9392-B13    RAMAC                                            ISSC ISSC ISSC
  16.    9392-B13    RAMAC                                            ISSC ISSC ISSC
  17.    9392-B13    RAMAC                                            ISSC ISSC ISSC
  18.    9392-B13    RAMAC                                            ISSC ISSC ISSC
  19.    9392-B13    RAMAC                                            ISSC ISSC ISSC
  20.    9392-B13    RAMAC                                            ISSC ISSC ISSC
  21.    9392-B13    RAMAC                                            ISSC ISSC ISSC
  22.    9392-B13    RAMAC                                            ISSC ISSC ISSC
  23.    9392-B13    RAMAC                                            ISSC ISSC ISSC
  24.    9392-B13    RAMAC                                            ISSC ISSC ISSC


  LEGEND:    "OPER" = OPERATE    "FIN" = FINANCIAL    "MAINT" = MAINTENANCE

  NOTE CES's preferred solution is the acquisition of the RAMAC equipment described above. In the interim period until such RAMAC equipment can be obtained and installed, ISSC will provide CES with the asterisk (*) DASD.





                                January 10, 1995

  ISSC/CES Confidential            Schedule D                       Page 1 of 1
  cesskdd

  ISSC / Ceridian Corporation

  Agreement for Information Technology Services
  -----------------------------------------------------------------------------

                                   Schedule E
                   SUPPORT SERVICES, PERFORMANCE STANDARDS AND
                          OPERATIONAL RESPONSIBILITIES


  I.  INTRODUCTION

      A. This Schedule E describes certain duties, obligations and responsi-bilities of ISSC, including, but not limited to:

          1.  Data Center operations and management;

          2.  IBM Systems Software support and maintenance;

          3.  Third Party Systems Software maintenance coordination;

          4.  Data base management and administration;

          5. Performance Standards relating to certain of the duties described herein; and

          6. Service Credits which shall apply in the event that ISSC fails to meet certain Minimum Service Levels.

      B.  During the Term, ISSC will provide information processing services to
          CES using the CES-Retained Machines and ISSC Machines,  the  Applica-
          tions  and  Third  Party Systems Software provided by CES and ISSC as required by this Agreement and  the  IBM  Systems  Software  provided
          under  this  Agreement.    ISSC  will  provide such other services as
          requested and approved by CES during the  Term  as  New  Services  in accordance with Section 7.6 of the Agreement.

      C. The descriptions contained in this Schedule E of specific types of Services, and methods and procedures used to perform such Services, set forth how ISSC will deliver the Services.

      D. The Parties agree that the provision of Services should improve over the Term based on:

          1. ISSC's knowledge of, and access to, improvements in resources and technology; and

          2. ISSC's implementation of improved methods and procedures for pro-viding Services and efficiencies arising from the use of ISSC as a services provider.

      E. The Parties agree that appropriate implementation details and proce-dures for the Services shall be incorporated into the Procedures
          Manual. During the Term, the Parties may agree on different or addi-tional Services and Performance Standards, and will amend this Schedule E or the Procedures Manual in writing accordingly.

      All capitalized terms not defined in this Schedule E shall have the meanings given them in the Agreement, Supplement or other Schedules.



                                January 10, 1995
  ISSC/CES Confidential            Schedule E                      Page 1 of 34
  cesskde


                                Schedule E
                   SUPPORT SERVICES, PERFORMANCE STANDARDS AND
                          OPERATIONAL RESPONSIBILITIES

  Section E-1
  Support Services


  I.  SYSTEMS MANAGEMENT CONTROLS
      ISSC  shall  recommend  to  CES  and  CES  shall  approve  the  following processes/procedures as the standard  set  of  disciplines  for  managing information  systems,  the  "Systems Management Controls" or "SMC" proce-
      dures for use by ISSC and CES.  The SMC procedures shall be  included  in
      the  Procedures  Manual.    ISSC will administer each SMC discipline.  In
      general, ISSC's SMC responsibilities shall include,  without  limitation, the following processes in the Data Center:

      A. Batch Management - for controlling production batch work including the scheduling of resources, the processing of data and transactions and the distribution of data/information between users and facili-ties. CES instructions on what, when and how to schedule and recover shall be provided to ISSC and included in the Procedures Manual.
          Setup and scheduling shall be performed and controlled by ISSC in accordance with the Procedures Manual except for the automatic sched-uling that will be performed by the Applications Software.

      B. Capacity Management - for the development and maintenance of tactical and strategic plans to ensure that the ISSC Machines in the Data
          Center environment accommodate CES's growing or changing business requirements. The capacity management procedures will, among other issues, provide for CES's input and review of capacity management.

      C. Change Management - to assess if the change is necessary, validate the adequacy of the acceptance test, notify the appropriate func-tions, schedule its promotion into the production environment and verify successful implementation.

      D.  Configuration Management - for processing hardware and Software  con-
          figuration changes and maintaining lists and diagrams of systems con-
          figurations  in  the  Procedures  Manual.   ISSC will provide revised
          configurations to CES upon CES's reasonable request.

      E. Inventory Management - of the ISSC Machines (including incoming and outgoing) in the Data Center.

      F. On-Line Management - for coordinating the appropriate skills, infor-mation, tools and procedures required to manage on-line connectivity to the Networks and their supporting hardware and Software systems.
          This includes the staffing of a Data Center help desk facility for CES's help desk.

      G.  Performance  Management  -  to  monitor,  measure, analyze and report systems performance as it  compares  to  the  Performance  Standards.
          Where  warranted,  ISSC  may  request  CES  to approve changes to the
          Applications Software to enable system performance improvement.   The
          performance  management  procedures will, among other issues, provide for CES's input and review of performance management.

      H. Problem Management - to identify, record, track, and correct issues impacting Services delivery, recognize recurring problems, address procedural issues and contain or reduce the impact of problems that occur.

      I. Recovery Management - for planning, establishing and testing the recovery procedures required to provide the Services in the event of a failure, including without limitation, a failure giving rise to invoking the Disaster Recovery Services described in Schedule G. The intent of this process is to anticipate and minimize the impact of systems resource failure through the development of predefined, docu-mented procedures and Software/hardware recovery capabilities. CES instructions on what and how to recover shall be provided to ISSC and included in the Procedures Manual.

  II. DATA CENTER OPERATIONS

      A.  Operation of Data Center
          ISSC shall be responsible for the operation  and  management  of  the
          Data  Center.    This  responsibility  shall include establishing and
          maintaining a properly trained and  adequately  staffed  Data  Center population,  including  necessary  management and support staff.  The hours of operation of the Data Center shall be 24 hours  per  day,  7 days  per week, except for the regularly scheduled weekly maintenance period unless otherwise agreed by the Parties.  However, the  Parties agree that the regularly scheduled weekly maintenance period will not impact ISSC's performance of the Services in accordance with the Per-
          formance Standards.

                                January 10, 1995
  ISSC/CES Confidential            Schedule E                      Page 2 of 34
  cesskde

      B.  Processing Operations
          ISSC shall make available, monitor and process on-line and batch applications, including scheduled, unscheduled and on-request ser-vices. Included in such responsibilities, ISSC shall:

          1.  support all test and production environments;

          2. provide complete computer room operations support and perform all console monitoring activities;

          3.  install and maintain host Network Software for the 3745 and 3172;

          4. operate and provide application availability to present and future Applications Software to support the operating schedules of CES with applicable systems availability, 24 hours per day, 7 days per week (subject to Scheduled Downtime), in accordance with the Performance Standards;

          5. perform all technical system support operations, including DASD management, system programming, capacity planning and performance tuning, including providing support for the ISSC Machines and Systems Software for ISSC Machines;

          6. with the approval of the CES Project Executive, schedule systems maintenance so as to minimize interference with the business needs of CES;

          7. complete all processing schedules on time and in the correct sequence set forth in the Procedures Manual;

          8. to the extent reasonably possible, process all special request activities within the requested time frames and in the sequence defined by CES;

          9. regularly monitor end user job submissions and ensure that these jobs are successfully completed as time permits in view of com-peting production resources;

          10. provide  access  to,  and  Software  compatibility with, external systems necessary for the Services and other  systems  identified by  CES  consistent  with  the operating environment specified in
              Schedule K and the terms and conditions set forth in Section  7.6 of the Agreement;

          11. continuously endeavor to enhance processing capabilities and efficiencies for the ISSC Machines in the Data Center through system tuning and other run-time improvements;

          12. perform  regular monitoring of utilization needs and efficiencies
              and  regular  reporting  on  tuning  initiatives  for  the   ISSC
              Machines;

          13. consistent with the Agreement, operate and support and maintain third-party products, exclusive of the Software operating on the CES-Retained Machines, listed in Schedules B and D, services and projects;

          14. provide Operational Support for the  CES-Retained  Machines,  the
              Software  running  on  CES-Retained Machines and the Applications
              Software;

          15. operate the Applications Software; and

          16. identify possible product and enhancement opportunities for improved performance and notify CES of these opportunities.

      C.  Production Control
          ISSC shall maintain production schedules and cooperate with CES in responding to special processing requests and new processing require-ments. Included in such responsibilities, ISSC shall:

          1. prioritize and schedule batch jobs and report distribution systems subject to CES's schedule parameters including but not limited to automated scheduling features in the Applications
              Software and CES's specific directions so on-line Applications dependent on batch processing and batch process outputs shall be available as scheduled;

          2. distribute and obtain CES approval for major production control schedules prior to implementation, as described in the Change
              Management Procedures;

          3. update the scheduler data base, as required, to reflect changes to the production environment;
          4. monitor scheduler related incidents, and develop and recommend refinements and revisions to the scheduler data base;

          5. coordinate and modify schedules, subject to applicable Perform-ance Standards Attainment relief, for special requests and follow
              CES priorities and promptly notify CES if special requirements shall affect the timely completion of other tasks, so that CES can adjust the priorities if CES so desires; and



                                January 10, 1995
  ISSC/CES Confidential            Schedule E                      Page 3 of 34
  cesskde

          6. respond expeditiously to requests from CES for priority job exe-cution.

      D.  File Services
          ISSC  shall manage files on the ISSC Machines in a manner which shall
          ensure the availability and integrity of all CES data.   Included  in
          such responsibilities, ISSC shall:

          1. ensure that all files under ISSC's control are current and avail-able during requested access times;

          2. initiate and complete required data processing activities to ensure the data is processed, with data integrity of all proc-essed files, according to the specifications set forth in the Procedures Manual;

          3.  verify, using tools and procedures set forth  in  the  Procedures
              Manual, the successful receipt of all incoming files and the suc-cessful processing and transmission of all outgoing files;

          4. document, maintain and, as appropriate, update and execute mutu-ally approved file back-up and recovery procedures;

          5. provide a recovery procedure for restoring the data image to a previous level within a mutually agreed amount of time;

          6. conduct regularly scheduled back-up and recovery procedures as set forth in the Procedures Manual and as prioritized by CES, (e.g., data set restore), so as not to impact scheduled oper-ations and provide recommendations to CES regarding back-up and recovery considerations, such as improved levels of protection, efficiencies and cost reductions;

          7. conduct routine monitoring and corrective action according to procedures prepared by ISSC and approved by CES for intermediate files used for on-line and batch processing;

          8. ensure that adequate file space is available for processing, subject to the provisions of the Agreement and Schedule J;

          9. report CES disk space utilization and requirements for capacity planning purposes;

          10. assist and advise CES in utilizing disk storage resources in an efficient and cost effective manner; and

          11. identify possible product and enhancement opportunities for improved performance and notify CES of these opportunities.

      E.  Tape Management
          ISSC  shall  provide  tape  management  services.    Included in such
          responsibilities, ISSC shall:

          1. update CES's procedures, as appropriate and with CES's consent, governing time periods for retention of tapes, including reason-able periods for retention of tapes for auditing purposes and include such procedures in the Procedures Manual;

          2. provide logging and tracking of physical tapes in and out of the Data Center and provide required rotation of tapes for off-site vault storage;

          3. establish and/or follow procedures established by CES to log and track physical tapes that are checked in and checked out to third party vendors (e.g., tapes for CES vendors such as insurance com-panies and banks) and CES customers;

          4. store tapes and paper documentation, as appropriate, at secure off-site vault storage;

          5. complete tape mounts in sufficient time to meet production proc-essing requirements in accordance with the Performance Standards;

          6. complete tape mounts for non-production processing in accordance with agreed to Performance Standards;

          7. provide tape specifications to CES to ensure tape media is reli-able and read/write errors are kept to a minimum;

          8. ensure equipment is properly cleaned and maintained at the required intervals in accordance with manufacturers' specifica-tions to minimize problems and outages;

          9. ensure adequate supplies for the tape environment are maintained and that the scratch tape pool is sufficient to service all required processing needs and notify CES when additional tape and other supplies are required;

          10. retrieve archived tapes and restore required files and data sets within mutually agreed time frames;

                                January 10, 1995
  ISSC/CES Confidential            Schedule E                      Page 4 of 34
  cesskde

          11. upon CES's reasonable request, provide CES with the right to, and access to, monitor tape management operations, mailing and receipt control;

          12. report tape utilization; and

          13. identify possible product and enhancement opportunities for improved performance and notify CES of these opportunities.

      F.  Data Base Administration
          ISSC, as applicable, shall be responsible for managing the data and the data base environment. Included in such responsibilities, ISSC shall:

          1. participate in planning for changes in the size of data bases due to business growth and Applications Development projects, and review CES's plans on a regular basis for comment;

          2.  provide for data base environments, such as Applications Develop-
              ment,   maintenance,   testing,  quality  assurance  and  ad  hoc
              reporting, as directed by CES that are  separate  from  the  pro-
              duction data base environments;

          3. provide data base support for CES data base environments and those established by ISSC;

          4. audit and evaluate all data base design changes associated with Applications Development and Software Maintenance;

          5. monitor and report data base performance and data base space utilization and identify and recommend practical modifications for improved performance, and, if required to meet the Perform-ance Standards, implement reasonable modifications as approved by CES;

          6. maintain and/or implement data base archive processes and proce-dures to meet CES business requirements and requests;

          7. maintain and/or implement mutually agreed upon data base back-up procedures, provided by CES, to recover from a data base outage or corrupted data base within time frames recommended by ISSC or CES and approved by CES;

          8. provide requested test and production environments with the ability to increase the number of environments;

          9. maintain data base definitions and make data base definitions available to CES upon request;

          10. promote data base changes into the production environment as approved by CES;

          11. maintain the standard data base access routines used by Applica-tions Development and Software Maintenance personnel and document any changes to same;

          12. assist in problem determination and resolution of data base issues including escalation of IBM if related to IBM Systems
              Software; and

          13. identify possible product and enhancement opportunities for improved performance, and notify CES of these opportunities.

      G.  Output
          ISSC shall provide output device processing and Operational Support necessary to accomplish such processing including production and delivery of files and tape. Included in such responsibilities, ISSC shall:

          1. produce and deliver output within established Performance Stand-ards;

          2.  track,  manage,  communicate and resolve problems related to ISSC
              Machines output Services;

          3. separate, package, label, scan and track all tape output and ensure that it is properly distributed to the mutually agreed to distribution drop point within the mutually agreed upon time frames;

          4. ensure that all files are on the queue and available for trans-mission to the applicable CES typical output and production control locations within the mutually agreed upon time frames and monitor file transmissions originating from ISSC Machines pur-suant to Section 5.3(d) of the Agreement and network messages regarding connectivity pursuant to Section 5.9 of the Agreement;

          5. work with mail room personnel or CES help desk to find, trace or replace lost or missing items;

          6. execute reruns of output requested by CES and notify CES if rerunning any output shall impact scheduled on-line or batch pro-duction processing; and

          7. identify possible enhancement opportunities for improved output performance and notify CES of these opportunities.



                                January 10, 1995
  ISSC/CES Confidential            Schedule E                      Page 5 of 34
  cesskde

      H.  Quality Assurance
          ISSC shall:

          1. review problem reports and recommend/implement appropriate fixes with CES's approval;

          2. maintain and update the Application Installation Standards doc-umentation set forth in the Procedures Manual;

          3. in conjunction with CES, review new CES production jobs and JCL for correctness and conformance to mutually agreed to standards for efficient resource utilization;

          4. organize and chair weekly change control meetings, or on such other frequency agreed to by the Parties, with CES designees in accordance with the Change Management Procedures; and

          5.  prepare and distribute management reports.

      I.  Emergency Restoration of Services
          ISSC shall:

          1. develop and/or implement Data Center procedures, as required, to support CES's emergency restoration of Services requirements;

          2.  work with CES's emergency plan coordinator to assure ISSC's  Data
              Center support plan meets CES's requirements and obtain CES's approval of procedures; and

          3.  invoke the Disaster Recovery Plan, in accordance with Schedule G.

      J.  Information Security

          ISSC shall provide and implement security access control tools for data, data bases and other information repositories and for Applica-tions, operating systems and libraries as described in Schedule L.
          ISSC shall cooperate with and assist the CES Security Administrators to allow the Security Administrators to complete their duties.

  III. DATA NETWORK
      ISSC's responsibilities shall include:

      A. making the Data Center systems and Applications available during the hours set forth in Exhibit E-1 to this Schedule E;

      B. ensuring that the batch output files are on the queue by the times specified in Exhibit E-1 of this Schedule E;

      C. providing Operational Support and monitoring the transmissions on the queue to ensure successful transmission;

      D.  providing floor space for  the  CES-Retained  Machines  in  the  Data
          Center over and above that floor space specified in Section 5.8 of the Agreement for the DEC Machines;

      E.  monitoring the operations of the CES-Retained Machines  in  the  Data
          Center,  performing  specified  backup,  resets and problem isolation
          procedures  and  controlling  vendor  access  to  such   CES-Retained
          Machines;

      F. providing access to CES personnel and/or third-party vendors, subject to the ISSC Security Procedures, for Moves, Adds and Changes for the CES-Retained Machines;

      G.  performing Cabling and Wiring of CES-Retained Machines  in  the  Data
          Center,  as  requested  by CES to be invoiced to CES as Out-of-Pocket
          Expenses; and

      H.  performing all VTAM/NCP changes for the ISSC controllers.

  IV. SYSTEMS SOFTWARE SUPPORT AND MAINTENANCE
      ISSC shall provide support for all the Systems Software operating on ISSC
      Machines and Operational Support for the Systems Software operating on CES-Retained Machines and Software Maintenance for the IBM Systems Soft-ware and Third Party Systems Software operating on ISSC Machines which are licensed to ISSC unless specified otherwise on Schedule B. ISSC will coordinate Software Maintenance for the Third Party Systems Software using CES's third party maintenance provider. ISSC will provide Systems
      Software  Maintenance  and  support  such that ISSC meets the Performance
      Standards for the operational areas set forth in Exhibit E-1 of this Schedule E.


                                January 10, 1995
  ISSC/CES Confidential            Schedule E                      Page 6 of 34
  cesskde

      A.  General Responsibilities
          ISSC's Systems Software Maintenance and support responsibilities include the responsibilities described in the Agreement and this Schedule E.

      B.  Quality Assurance
          ISSC shall be responsible for providing and implementing quality assurance processes and procedures that are reasonably necessary to ensure that ISSC's Systems Software Maintenance and support responsi-bilities are executed accurately and in a timely manner. Subject to the foregoing, the Parties shall mutually agree upon terms and condi-tions for conducting checkpoint reviews, Software testing and accept-ance and other quality assurance procedures. These procedures shall be included in the Procedures Manual.

      C.  Software Maintenance
          ISSC will provide Software Maintenance for IBM Systems Software listed in Schedule B. ISSC will employ a maintenance methodology, including standards for work plans, design and programming, as set forth in the Procedures Manual.

      D.  Systems Support
          ISSC will provide on-site Systems Support during normal business hours Monday through Friday, and on-call support and coverage for each Software product during all other hours, including scheduled holidays, ISSC will provide escalation procedures for ISSC's on-call support to CES.
          The following diagram reflects the functional deliverables for Systems Support and the normal interfaces for engagement. The actual contact listing and organizational structure for Systems Support will be set forth in the Procedures Manual.

                                     SYSTEMS SUPPORT

    +-------------+     +------------+          +------------+       +------------+
    | Change      |     | ISSC       |          | CES        |       | CES AD/M   |
    | Management  |     | Help Desk  |<---------| Help Desk  |<------| Tech Svcs  |
    +-------------+     +------------+          +------------+       | & Comm Spt |
           |                  |                                      +------------+
           +-----------------------------+                                 |
                                         |                                 |
                           +----------------------------+                  |
                           |      TECHNICAL TEAM        -------------------+
                           +----------------------------+
                                         |
           +--------------------------------------------------------------+
           |       |     |       |             |       |           |      |
    +-------------+|     |+-------------+      |+-------------+    |+-------------+
    | Capacity/   ||     || MVS Support |      || Technical   |    ||             |
    | Performance ||     ||             |      || Planning    |    || Automated   |
    | & H/W Plng. ||     ||             |      ||             |    || Operations  |
    +-------------+|     |+-------------+      |+-------------+    |+-------------+
                   |     |                     |                   |
    - H/W Planning |     |- MVS Support        |- Project Plng.    |
    - Capacity     |     |                     |- Architecture     |- Automated Ops
      Planning     |     |                     |  Direction        |
    - Performance  |     |                     |                   |
      Management   |     |                     |                   |
                   |     |                     |                   |
      +-------------+   +-------------+       +-------------+     +-------------+
      | Networking  |   | DB2/CSP     |       |  CICS       |     | Data        |
      | Support     |   | Support     |       |  Support    |     | Management  |
      +-------------+   +-------------+       +-------------+     +-------------+

      - TP H/W Plng.      - Prog. Prod.         - CICS              - DASD
      - TP S/W Plng.        Support               Support             Management
        & Support

                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 7 of 34
   cesskde

  V.  HARDWARE SUPPORT AND MAINTENANCE
      The following table shows Customer Engineer ("CE") coverage for hardware support and maintenance as of the Commencement Date:

  +------------------+------------------+------------------+------------------+
  ]        DAY       ]     1ST SHIFT    ]     2ND SHIFT    ]     3RD SHIFT    ]
  +------------------+------------------+------------------+------------------+
  ]      MONDAY      ]      On-Site     ]  Reporting Point ]   Branch Office  ]
  +------------------+------------------+------------------+------------------+
  ]      TUESDAY     ]      On-Site     ]  Reporting Point ]   Branch Office  ]
  +------------------+------------------+------------------+------------------+
  ]     WEDNESDAY    ]      On-Site     ]  Reporting Point ]   Branch Office  ]
  +------------------+------------------+------------------+------------------+
  ]     THURSDAY     ]      On-Site     ]  Reporting Point ]   Branch Office  ]
  +------------------+------------------+------------------+------------------+
  ]      FRIDAY      ]      On-Site     ]  Reporting Point ]   Branch Office  ]
  +------------------+------------------+------------------+------------------+
  ]     SAT & SUN    ]   Branch Office  ]   Branch Office  ]   Branch Office  ]
  +------------------+------------------+------------------+------------------+

      In the table above:

      o "On-Site" means that a CE is on-site at the Data Center during the time period shown, unless covering an emergency at another location in the area.

      o "Reporting Point" means that a CE is based at the Data Center and that the CE is at the Data Center during the time period shown unless actively working on a customer problem at another location in the area.

      o "Branch Office" means that the CE is based at and dispatched out of the local IBM branch office during the time period shown.

      o "1st Shift," "2nd Shift" and "3rd Shift" are ISSC's first, second, and third work shifts.

      After each occurrence of systems unavailability attributable to ISSC, CES and ISSC will review the reason for the unavailability and  the  recovery
      time.    If  it  is  determined  that the recovery time was extended as a result of a CE not being available on-site then the on-site hours  of  CE coverage will be extended to increase the likelihood of improved recovery time for future systems outages.

  VI. TRAINING AND TECHNICAL DOCUMENTATION

      A.  ISSC will:

          1. provide training on the initial Systems Software Platform for designated CES personnel ("train-the-trainer");

          2.  provide training,  as  required,  for  CES  designated  personnel
              ("train-the-trainer") on new Systems Software installed during the Term; and

          3. provide a copy of the technical documentation supporting the existing and new IBM Systems Software and Third Party Software licensed to ISSC.

      B.  CES will:

          1. provide training on the initial Applications for designated ISSC personnel ("train-the-trainer");

          2.  provide training, as  required,  for  ISSC  designated  personnel
              ("train-the-trainer") on new Applications installed during the Term; and

          3. provide a copy of the technical documentation supporting the existing and new Applications and Third Party Systems Software.

  VII. GENERAL SUPPORT SERVICES

      A.  Finance and Accounting Functions
          ISSC will as necessary or required to provide the Services, negotiate lease, license agreements, and vendor contracts.

      B.  Reports
          ISSC shall provide CES with reports in accordance with Section 4.9(c)
          of the Agreement.
          Where   possible   and  economically  feasible,  using  Software  and
          resources being used to provide the Services, ISSC shall provide  CES with  the  capability  to  down-load data base information and create
          CES's own reports.

                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 8 of 34
  cesskde

      C.  Supplies Specifications
          ISSC will provide CES the technical and quality specifications for and inventory quantities of the supplies, if any, required by ISSC to perform the Services.

      D.  Technology
          ISSC will assist CES in the  review  of  vendor  proposals  affecting
          ISSC's  ability to provide the Services to ensure existing and future
          systems' compatibility with changing industry standards.   ISSC  will
          advise CES regarding new data processing systems as appropriate.

      E.  Vendor Liaison and Industry Contacts
          ISSC   will  maintain  contact  with  vendors  providing  information technology services or products to CES in order to keep  abreast  and apprise CES of the latest technological developments.

      F.  Service Review Meetings
          ISSC will participate in service review meetings with vendors and service providers providing services relating to the Agreement, as reasonably requested by CES.

  VIII. SERVICES RESPONSIBILITIES MATRICES
      The  Services  Responsibilities  Matrices attached as Exhibit E-2 to this
      Schedule summarize the roles and responsibilities of the Parties.
                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 9 of 34
  cesskde

                                   Schedule E
                   SUPPORT SERVICES, PERFORMANCE STANDARDS AND
                          OPERATIONAL RESPONSIBILITIES


  Section E-2
  Performance Standards


  I.  INTRODUCTION

      A.  ISSC   will   meet   the  duties,  obligations  and  responsibilities
          associated with these Services, including  without  limitation,  host system  availability,  data and print file availability on the queue, host internal response time,  and  other  activities  comprising  the
          Services.  ISSC will provide these services at a level of performance that meets or exceeds the performance levels set forth in Charts E-1,
          E-2 and E-3.

          1.  For   Operations   Activities  listed  on  Chart  E-2  for  which
              performance levels are to be established, ISSC shall, by  May  1,
              1995  (the  "Measurement Period"), measure the actual performance of the systems for the agreed to performance categories using the
              mutually agreed upon  measurement  tools.    The  range  of  such
              performance  measurements  will  be  set forth as the Performance
              Standards and be the basis for  setting  Minimum  Service  Levels provided, however, that if the Parties determine that such period is not representative of CES's normal operating environment, then the Parties shall mutually select another agreed upon period that is  representative  of  CES's normal operating environment as the
              Measurement Period or mutually agree on the Performance Standards and Minimum Service  Levels  for  the  Operations  Activities  as
              applicable.  Thereafter, ISSC's performance of the services shall be measured and compared to the Performance Standards and Minimum
              Service Levels on a monthly basis.

          2.  During  the  period between the Commencement Date and the initial
              CES production system the Parties will benchmark CES's operating environment at intervals determined by CES and agreed to by ISSC, which agreement will not be unreasonably withheld. The purpose of such benchmarks will be to establish the Performance Standards and MSLs for the production environment.

          3. If the performance data for the Operations Activities selected by the Parties was not collected during the initial Measurement
              Period then the Parties shall:

              a. select another 180 day period that will be representative of CES's normal operating environment;

              b.  collect and track the performance data  for  such  Operations
                  Activities; and

              c. upon completion of the 180 day Measurement Period, establish the Performance Standards and Minimum Service Levels and update the applicable charts in Exhibit E-1 and report monthly thereafter.

          4.  To ensure that the  Performance  Standards  and  Minimum  Service
              Levels  accurately reflect CES's business operations seasonality, the Parties agree to continue to track the performance Attainment
              for  each  of  the  Operations  Activities  for  the   succeeding
              contiguous  six  months  and adjust the Performance Standards and
              Minimum Services Levels for each  of  the  Operations  Activities based  on  the  combined  performance  Attainment  data  for both
              periods.   ISSC will  be  responsible  for  meeting  the  initial
              Performance  Standards  and  Minimum  Service  Levels during this second six month Measurement Period.

          5.  For those Operations Activities where a Performance  Standard  of
              100%  is obtained during the Measurement Period, ISSC shall adopt
              such  Performance  Standard;  provided,  that   the   Performance
              Standard shall be reassessed, and reset as applicable, at the end of  the  next  six  month period, using the data collected during both periods, to ensure that the original Measurement Period  was indicative of normal operations.

          Beginning no later than the 15th day of the 2nd month following the establishment of Performance Standards and Minimum Service Levels and monthly thereafter, ISSC shall provide CES with a report of the performance level Attainment against the Performance Standards and Minimum Service Levels for each established Operations Activity.

      B.  ISSC will be responsible for promptly  investigating  and  correcting failures  to  meet  accepted  Performance  Standards  and/or  Minimum
          Service Levels by:


                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 10 of 34
  cesskde




          1. initiating problem investigations to identify root causes of failures;

          2. promptly reporting problems to CES that reasonably could be expected to have a material adverse effect on CES operations; and

          3. making written recommendations to CES including both ISSC actions and CES actions necessary for improvement in procedures.

      C.  ISSC shall  identify  root  causes,  correct  problems  and  minimize
          recurrences  of  problems  for  which ISSC is responsible.   CES will
          correct and minimize the recurrence of  problems  for  which  CES  is
          responsible   and  which  prevent  ISSC  from  meeting  the  accepted
          Performance Standards and/or Minimum Service Levels.

      D.  ISSC shall be relieved  of  Performance  Standard(s)  and/or  Minimum
          Service  Level(s)  Attainment where ISSC's failure to the Performance
          Standard(s) and/or Minimum Service Level(s) is due to:

          1. CES's failure to perform it obligations under the Agreement to the extent such failure affects ISSC's ability to meet the Performance Standard(s) and/or Minimum Service Level(s);

          2.  CES's prioritization of available resources;

          3.  circumstances that constitute a Force Majeure Event  pursuant  to
              Section 18.5 of the Agreement;

          4.  inadequate   systems   capacity  to  provide  the  service  level
              commitments or meet  the  Performance  Standards  and/or  Minimum
              Service Levels; or

          5. CES's withholding of its approval or failure to notify ISSC in a timely manner pursuant to Section 4.11 of the Agreement.

      E.  Not less than  annually,  the  Parties  will  review  the  Operations
          Activities and their Performance Standards, and;

          1. add or delete Operations Activities and/or Operations Activities categories to reflect changes in CES's business operations and/or strategies; and

          2. adjust the existing Performance Standards to reflect changes in ISSC's operations, use of technology or CES's business.

          In no event, will Performance Standards be decreased unless such reduction is necessitated by capacity or resource constraints of the existing systems and CES elects not to increase such capacity or changes in CES's business or technology direction.

      F.  Minimum Service Levels
          The Parties have agreed to establish a Minimum Service Level for each Operations Activity and that the Minimum Service Level will be that performance level below which the Parties agree that CES's business operations will be negatively impacted and result in possible financial or operational damage to CES. Since the Parties may not be able to ascertain the exact performance level for each Operations
          Activity, the Parties shall, for such Operations Activities, set the Minimum Service Level according to one of the following:

          1.  use  the  Minimum Service Level to Performance Standard deviation
              percentages  existing  for   other   similar/related   Operations
              Activities; or

          2. set the Minimum Service Level at a point just less than the maximum deviation below the Performance Standard; or

          3.  in the case where no  deviation  occurs  during  the  Measurement
              Period, at a performance level that is not greater than one percentage point below the Performance Standard or 100%.

  II. DEFINITIONS
      For purposes of this Schedule E, the following terms shall have the meanings given:

      A. "ACTUAL UPTIME" means, of the Scheduled Hours, the aggregate number of hours in any month during which the System is actually available.

      B.  "ATTAINMENT" means, for purposes of determining whether ISSC's actual performance meets any Performance Standard or MSL for any  Operations
          Activity  for each month, the monthly (or weekly, as the case may be)
          average  level  of  performance   for   each   Operations   Activity.
          Attainment will be calculated and reported once monthly.

      C. "AVAILABILITY" means Actual Uptime for the month (or week, as the case may be) plus Excusable Downtime for the month (or week, as the case may be) divided by Scheduled Hours for that month (or week, as the case may be).

                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 11 of 34
  cesskde

      D. "EXCUSABLE DOWNTIME" means, of the Scheduled Hours, the aggregate number of hours in any month during which the System is down due to:

          1. action or inaction by CES (e.g., systems outage attributable to Application defects and Applications incompatibility with the Systems Software, etc.);

          2.  a Force  Majeure  Event  (as  defined  in  Section  18.5  of  the
              Agreement); or

          3.  mutually   agreed   upon  time  for  such  things  as  preventive
              maintenance, system upgrades, etc.

      E.  "HOST SYSTEM"  means  the  Data  Center  ISSC  Machines  and  related
          Software.

      F. "MEASUREMENT PERIOD" means the first 180 days following the execution of this Agreement or such other 180 day period mutually agreed to by the Parties.

      G. "MINIMUM SERVICE LEVEL" OR "MSL" means the level of service which, if not met, may damage CES's business operations.

      H.  "OPERATIONS  ACTIVITY"   OR   "OPERATIONS   ACTIVITIES"   means   the
          Applications  or  Services  specified  in  Charts  E-1 through E-3 of
          Exhibit E-1.

      I.  "SCHEDULED DOWNTIME" means of those hours  which  are  not  Scheduled
          Hours, consisting of the aggregate amount of time which each Application and/or Host System is scheduled to be unavailable for CES end users due to such things as preventive maintenance, system upgrades, etc. Scheduled Downtime must be mutually agreed to by the Parties.

      J. "SCHEDULED HOURS" means the days of the week and hours per day that each Application or Host System is scheduled to be available for use by CES end users, subject to mutually agreed upon Scheduled Downtime.

      K. "SYSTEM" means the hardware and Software that facilitates the running of the subsystems listed in Chart E-1.

  III. OPERATIONS ACTIVITIES

      A. SYSTEM AVAILABILITY: System services will be made available in accordance with the schedule set forth in Chart E-1 of Exhibit E-1 to this Schedule. ISSC shall perform the Services as necessary to meet each of the Availability Performance Standards and Minimum Service
          Levels set forth in Chart E-1 of Exhibit E-1. Performance Attainment for each service listed on Chart E-1 of Exhibit E-1 will be considered independently of the others.

      B. HOST RESPONSE TIME: ISSC's performance of the Services will provide the host response times listed in Chart E-2 of Exhibit E-1. The actual performance Attainment for each of the categories listed on Chart E-2 of Exhibit E-1 will be considered independently of the others.

      C. OTHER SERVICES: ISSC will provide operations help desk support and other services to perform and/or coordinate Level Two and Level Three
          Support for Data Center operations.

      ISSC and CES acknowledge that Chart E-2 in Exhibit E-1 are not complete or correct and will be completed during the Measurement Period.

  IV. NEW APPLICATIONS OR SERVICES
      Performance  Standards and Minimum Service Levels for new Applications or
      Services which are material to CES's business shall be set forth  in  the applicable  charts  of Exhibit E-1.  The Performance Standard and Minimum
      Service Level for each new Application or Service shall be agreed upon by
      ISSC and CES based on actual performance during  an  agreed  upon  period following  implementation,  as  amended  by  the  subsequent  agreed upon period; provided, however, that such Application or  Service  Performance
      Standard   and  Minimum  Service  Level  shall  be  consistent  with  the
      Performance Standards  and  Minimum  Service  Levels  set  forth  in  the applicable  charts  of  Exhibit E-1 for other comparable Applications and
      Services.  New Applications shall meet the mutually agreed  qualification criteria  and  be  compatible with the systems operating environment then being used to provide the Services or as  specified  in  Schedule  K,  as applicable.

                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 12 of 34
  cesskde

                                   Schedule E
                   SUPPORT SERVICES, PERFORMANCE STANDARDS AND
                          OPERATIONAL RESPONSIBILITIES


  Section E-3
  Service Credits


  I.  INTRODUCTION
      CES expects and ISSC agrees to provide the Services in a manner that will meet or exceed the Performance Standards and Minimum Service Levels.  The
      Parties  agree  that  ISSC  will  grant  service level credits to CES for service levels that do not meet  the  Minimum  Service  Levels  (each  an
      "MSL").   This Section E-3 describes the methodology agreed to by CES and
      ISSC to address these matters.
      The Parties have agreed upon a Services performance  measurement  process that  will  measure ISSC's overall provision of the Services by comparing
      ISSC's actual level of performance against the mutually agreed upon MSLs.
      In no event, will MSLs be decreased unless such reduction is necessitated by capacity or resource constraints  of  the  existing  systems  and  CES elects  not  to  increase  such  capacity or changes in CES's business or technology direction.
      The Operations Activities have been segregated into two categories  based
      on  their  relative  importance  to  CES  Business  operations.   The two
      categories of Operations Activities will be denominated as Service Credit
      Bearing Activities ("SC Activities")  and  Service  Level  Point  Bearing
      Activities ("SL Activities").  Only SC Activities will be tracked for the purpose  of  determining  Service Credits due to CES relative to the ASC.
      SC Activities  are  those  activities  determined  to  have  the  highest
      importance  relative  to  CES  Business  operations.    SL Activities are
      relatively less important to CES Business operations and are only tracked in order to determine whether a consistent pattern of failure to meet the
      MSLs has developed and whether any  such  failure  would  permit  CES  to terminate the Agreement.

  II. SERVICE CREDITS

      A.  Introduction
          ISSC acknowledges that its failure to meet the MSL may have an impact on  the CES Business.  Because in most cases it would be difficult to quantify such impact, ISSC agrees that in the event of its failure to meet the MSL for SC Activities, CES may elect to  receive  liquidated damages  from ISSC which are believed by the Parties to be reasonably
          indicative  of  the  injury  incurred  by  CES  in   the   applicable
          circumstances.    Such  liquidated damages, if elected, will take the
          form of a financial credit against charges by ISSC to CES  under  the
          Agreement ("Service Credit").
          The  assessment of ISSC's actual level of performance compared to the
          MSLs will be accomplished on a weekly and monthly cycle which matches
          the CES Business operating  cycle.    However,  the  calculation  and
          reporting  of Service Credits will be done monthly.  Service Credits, if any, will always be issued in the second month following the month for which such Service Credit is applicable.  The Service Credits, if any, will be calculated during the interim month.

      B.  Identification of Service Credit Bearing Activities

          Only the Operations Activities identified as SC Activities in  Charts
          E-1 through E-3 in Exhibit E-1 will be used to determine whether any Service Credits are due CES. Breach of the MSLs applicable to the SC
          Activities may be taken into account when considering cause for termination of the Agreement by CES pursuant to Sections 11.5 and
          11.6 of the  Agreement  if  CES  foregoes  accepting  earned  Service
          Credits or returns such Service Credits in accordance with Section 13 of the Agreement.

      C.  Service Credits Implementation

          1.  SC  Activities  will be assigned a credit which will be issued to
              CES if ISSC does not comply  with  the  MSL  for  the  particular activity  during  a specified period.  The credits are calculated as a percentage of the ASC.  See Chart E-4 for a listing  of  the activities, periods and multipliers.
              The  Parties agree that the SC Activities and their corresponding credits will be reviewed beginning March 1, 1995,  and  that  CES may  propose  reasonable  changes to the SC Activities, including without limitation,  adding  or  deleting  Operations  Activities
              and/or   changing   individual  weighting  factors,  periods  and
              multipliers to reflect the importance of such activities  to  the
              CES  Business, which changes shall be adopted upon the consent of
              ISSC, which consent by ISSC shall not be  unreasonably  withheld.
              Following  this  initial  review  of the SC Activities, weighting factors, periods and multipliers, the Parties shall  establish  a periodic  review  schedule  for SC Activities, weighting factors, periods and multipliers to insure that they continue  to  support the  CES  Business  operations with the review schedule to be not less than once and not more than twice annually.


                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 13 of 34
  cesskde




          2.  Each Service Credit will be calculated  based  on  its  specified
              cycle  (either  weekly or monthly).   Within the given cycle, for
              each minute that ISSC's performance does not comply with the MSL, a credit to CES will be calculated based on a multiplier for  the period  (A,  B,  C  or D) in which the failure occurs and the pro rata ASC on a per minute basis.  See Chart E-4.
              At the end of each month, the credits due CES in each  week  will be  summed  to arrive at the total credits due CES for the month.
              As set forth in Section E-2, Service Credits will begin to accrue on March 1, 1995 for specified SC Activities.

          3.  In no event will CES receive  a  reduction  in  any  monthly  ASC invoice for Service Credits that are, in the aggregate, in excess of  20% of the pro rata portion of the Annual Services Charge for that month.  However, in the event the Service Credits calculated for a given month do exceed 25% of the pro rata  portion  of  the
              Annual Services Charge for that month, the excess of such Service
              Credits  over 20% of the pro rata portions of the Annual Services
              Charge for that month will  be  carried  over  to  the  next  and
              succeeding  months  subject  to  the following limitations.   The
              total credit being carried forward at  any  given  time  may  not exceed  50% of the pro rata portion of the ASC for the month into
              which such credit is carried over.    The  credits  thus  carried
              forward  shall  be  applied  in  future months subject to the 20%
              limitation.  Credits may be carried forward throughout  the  Term of the Agreement.

      D.  Service Credit Activities: Termination
          ISSC and CES agree that, in addition to the SC Activities MSLs for which ISSC may be liable for liquidated damages as set forth above, the failure of ISSC to achieve the MSLs for the SC Activities may cause damage to CES to such an extent that termination of the Agreement, at the option of CES, is appropriate.

  III. SERVICE LEVEL POINTS

      A.  Introduction
          While the consequences to CES of ISSC's failure to satisfy the MSLs for SC Activities have been described above, there may also be a serious impact to the CES Business if ISSC's aggregate performance for SL Activities is less than the MSL.
          ISSC's actual level of performance for SL Activities will be compared to the MSLs for those activities for the applicable period. Also as with the SC Activities, the calculation and reporting of SL Points will be done monthly.

      B.  Identification of Service Level Point Bearing Activities
          The Operations Activities identified as SL Activities in Charts E-1 through E-3 in Exhibit E-1 will not be used to determine whether any Service Credits are due CES; however, these SL Activities will be taken into account to determine whether a consistent pattern of failure to meet the MSLs for the SL Activities has developed and whether any such failure is sufficient for termination of the Agreement.

      C.  Service Level Point Implementation
          Each month, ISSC's actual performance for each SL  Activity  will  be compared  to the MSL and each performance level will be determined to either be in compliance or not in compliance.  For each  SL  Activity not  in  compliance  with  the  MSL, one (1) Service Level Point ("SL
          Point") will be noted.  At the end of the month, SL  Points  will  be
          totaled.    On  a rolling six month basis, if the number of SL Points
          noted total more than 35% of the total possible  SL  Points  for  the period, then CES may terminate this Agreement under the provision for special  termination  pursuant to Section 11.6 of the Agreement.  The
          SL Points and failure to achieve the MSLs for the SL  Activities  may also  be  considered  in  the  determination of a material breach and
          termination pursuant to Section  11.5  of  the  Agreement.    The  SL
          Activities  and the format for calculating the SL Points are shown as
          Chart E-5.

                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 14 of 34
  cesskde


                                   Schedule E
                   SUPPORT SERVICES, PERFORMANCE STANDARDS AND
                          OPERATIONAL RESPONSIBILITIES
  Exhibit E-1
  Performance Standards

                                    CHART E-1

  +---------------+--------------+--------------+---------------+-------------+
  ]               ]              ]              ]               ]   SERVICE   ]
  ]               ]              ]              ]               ]   CREDITS   ]
  ]  AVAILABILITY ]  TOTAL HOURS ]  PERFORMANCE ]               ]  OR SERVICE ]
  ]     ((2))     ]  OF POSSIBLE ]   STANDARD   ]               ]    LEVEL    ]
  ]    PERIODS    ] AVAILABILITY ]     ((1))    ]   MSL ((1))   ]    POINTS   ]
  +---------------+--------------+--------------+---------------+-------------+
  ] Period A                                                                  ]
    ________
  +---------------+--------------+--------------+---------------+-------------+
  ] Mon. 5:01     ]              ]              ]               ]             ]
  ] a.m. through  ]              ]              ]               ] Service     ]
  ] Thu. 5:00     ]      72      ]     99.6%    ]     98.61%    ] Credits     ]
  ] a.m.          ]              ]              ]               ]             ]
  ] Weekly Basis  ]              ]              ]               ]             ]
  +---------------+--------------+--------------+---------------+-------------+
  ] Period B                                                                  ]
    ________
  +---------------+--------------+--------------+---------------+-------------+
  ] Thu. 5:01     ]              ]              ]               ]             ]
  ] a.m. through  ]              ]              ]               ] Service     ]
  ] Sat. 5:00     ]      48      ]     99.4%    ]     97.92%    ] Credits     ]
  ] a.m.          ]              ]              ]               ]             ]
  ] Weekly Basis  ]              ]              ]               ]             ]
  +---------------+--------------+--------------+---------------+-------------+
  ] Period C**                                                                ]
    ________
  +---------------+--------------+--------------+---------------+-------------+
  ] Sat. 5:01     ]              ]              ]               ]             ]
  ] a.m. through  ]              ]              ]               ] Service     ]
  ] Mon. 5:00     ]      46      ]     99.2%    ]     97.83%    ] Credits     ]
  ] a.m.          ]              ]              ]               ]             ]
  ] Weekly Basis  ]              ]              ]               ]             ]
  +---------------+--------------+--------------+---------------+-------------+
  ] **Scheduled Downtime in this 48 hour period = 2 hours per week to be      ]
  ] scheduled during Period C as mutually agreed by the Parties.              ]
  +---------------------------------------------------------------------------+
  ] Period D                                                                  ]
    ________
  +---------------+--------------+--------------+---------------+-------------+
  ] Overall       ]              ]              ]               ]             ]
  ] availability**]              ]              ]               ] Service     ]
  ] Monthly basis ]      712     ]     99.6%    ]     99.4%     ] Credits     ]
  ] (based on a   ]              ]              ]               ]             ]
  ] 30 day month) ]              ]              ]               ]             ]
  +---------------+--------------+--------------+---------------+-------------+
  ] ***Scheduled Downtime in this 720 hour period = 8 hours as to be mutually ]
  ] agreed by the Parties.                                                    ]
  +---------------------------------------------------------------------------+

  Exhibit E-1
  Performance Standards
  NOTE:   All times are Eastern Time, unless otherwise noted.
  ((1))  Initial Program Load ("IPL") of Systems and Applications Software will
  be included as downtime when calculating Systems Availability.    Rebuild  of
  the  data base indices and data base currency will not be considered downtime when calculating Systems Availability.
  ((2)) Availability means availability  of  all  hardware  and  the  following
  Software subsystems:


                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 15 of 34
  cesskde


                                   Schedule E
                   SUPPORT SERVICES, PERFORMANCE STANDARDS AND
                          OPERATIONAL RESPONSIBILITIES


  Exhibit E-1
  Performance Standards
  SOFTWARE                             DESCRIPTION
  _________                            ___________
  3172 Interconnect Controller  3172 software with SNA feature
  ACF/NCP                       Advanced Communications Facility/Network Control Program
  ACF/SSP MVS                   Advanced Communication Facility/System Support Program
  ACF/VTAM                      Virtual Telecommunication Access Method
  AOC/MVS                       Automated Operations Control Program
  CICS/ESA                      Customer Information Control System
  DB2                           Data Base 2
  DFSMS/MVS DFP/DSS/HSM         Data Facility System Managed Storage product family
  DFSMS/MVS RMM feature         Tape Management
  DFSORT                        Sort Utility
  ESCON MGR                     Escon Manager
  IBM TCP/IP                    Communication Protocol
  ICFRU                         Integrated catalog forward recovery utility
  ICKDSF                        Device Support Facility
  ISPF/PDF                      Interactive System Productivity Facility w/Program Development Facility
  MVS/ESA SP BCP & JES2         ESA and JES2
  NetView                       Network and automated operations program
  QMF                           Query Management Facility
  RACF                          Resource Access Control Facility
  SDSF                          System Display and Search Facility
  TIOC                          Base Program required for MVS/ESA
  TSO/E                         Time Sharing Option Extended (terminal access/program development)
  THIRD PARTY VENDORS
  ___________________
  ZEKE / ZEBB / GWS             Job scheduler / rerun restart
  STOP-X37                      DASD space manager
  XCOM                          File Transfer
  VPS                           VTAM printer support system
  TBD                           Automated Balancing product
  TBD                           Report and output distribution
  TBD                           Report writers
  TBD                           Session manager
  TBD                           Other Software as required





                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 16 of 34
  cesskde


                                   Schedule E
                   SUPPORT SERVICES, PERFORMANCE STANDARDS AND
                          OPERATIONAL RESPONSIBILITIES


  Exhibit E-1
  Performance Standards
  EXCEPTIONS: During the critical periods set forth below the Availability shall be as follows:

  +---------------+--------------+--------------+---------------+-------------+
  ]               ]              ]              ]               ]   SERVICE   ]
  ]               ]              ]              ]               ]   CREDITS   ]
  ]  AVAILABILITY ]  TOTAL HOURS ]  PERFORMANCE ]               ]  OR SERVICE ]
  ]     ((2))     ]  OF POSSIBLE ]   STANDARD   ]               ]    LEVEL    ]
  ]    PERIODS    ] AVAILABILITY ]     ((1))    ]   MSL ((1))   ]    POINTS   ]
  +---------------+--------------+--------------+---------------+-------------+
  ] Period A                                                                  ]
    ________
  +---------------+--------------+--------------+---------------+-------------+
  ] Mon. 5:01     ]              ]              ]               ]             ]
  ] a.m. through  ]              ]              ]               ] Service     ]
  ] Thu. 5:00     ]      72      ]     99.6%    ]     98.61%    ] Credits     ]
  ] a.m.          ]              ]              ]               ]             ]
  ] Weekly Basis  ]              ]              ]               ]             ]
  +---------------+--------------+--------------+---------------+-------------+
  ] Period A                                                                  ]
    ________
  +---------------+--------------+--------------+---------------+-------------+
  ] Thu. 5:01     ]              ]              ]               ]             ]
  ] a.m.  through ]              ]              ]               ] Service     ]
  ] Sat. 5:00     ]      48      ]     99.6%    ]     97.92%    ] Credits     ]
  ] a.m.          ]              ]              ]               ]             ]
  ] Weekly Basis  ]              ]              ]               ]             ]
  +---------------+--------------+--------------+---------------+-------------+
  ] Period A*                                                                 ]
    ________
  +---------------+--------------+--------------+---------------+-------------+
  ] Sat. 5:01     ]              ]              ]               ]             ]
  ] a.m. through  ]              ]              ]               ] Service     ]
  ] Mon. 5:00     ]      46      ]     99.6%    ]     97.83%    ] Credits     ]
  ] a.m.          ]              ]              ]               ]             ]
  ] Weekly Basis  ]              ]              ]               ]             ]
  +---------------+--------------+--------------+---------------+-------------+
  ] *Scheduled Downtime in this 48 hour period = 2 hours per week to be       ]
  ] scheduled during the period from Saturday, 5:01 a.m. through Monday, 5:00 ]
  ] a.m.  as mutually agreed by the Parties.                                  ]
  +---------------------------------------------------------------------------+


                            1995 CRITICAL PERIODS **

  PERIOD                                            SITUATION ((3))

  March 20 through April 14                         Full Conjunction
  May 22 through June 2                             Partial Conjunction
  June 19 through July 14                           Full    Conjunction     and
  Holiday
  September 1 through September 8                   Partial Conjunction
  September 22 through October 6                    Full Conjunction
  November 17 through November 24                   Partial Conjunction
  December 20 through February 7, 1996              Full Conjunction


                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 27 of 55
  cesskde


                                   Schedule E
                   SUPPORT SERVICES, PERFORMANCE STANDARDS AND
                          OPERATIONAL RESPONSIBILITIES


  Exhibit E-1
  Performance Standards
  ((3))   The  situation  descriptions  governing  the  specified  periods  are identified below.
  ** During the fourth quarter of each year of the Term, CES shall provide ISSC with the Critical Periods of the subsequent year.
                             SITUATION DESCRIPTIONS

  FULL   CONJUNCTION  -  THESE  EVENTS      PARTIAL CONJUNCTION -  THESE  EVENTS
  OCCUR SIMULTANEOUSLY                      OCCUR SIMULTANEOUSLY

      - Weekly                                  - Weekly
      - Bi-Weekly                               - Bi-Weekly
      - Semi-Monthly                            - Semi-Monthly
      - Month-end                               - Month-end
      - Quarter-end                             - Holiday
      - Peak Install Volume





                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 28 of 55
  cesskde


                                   Schedule E
                   SUPPORT SERVICES, PERFORMANCE STANDARDS AND
                          OPERATIONAL RESPONSIBILITIES


  Exhibit E-1
  Performance Standards
                                    CHART E-2
                       ISSC MACHINE INTERNAL RESPONSE TIME

                                    CRITICAL





                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 29 of 55
  cesskde


                                   Schedule E
                   SUPPORT SERVICES, PERFORMANCE STANDARDS AND
                          OPERATIONAL RESPONSIBILITIES


  Exhibit E-1
  Performance Standards
  +------------------+------------------+------------------+------------------+
  ]                  ]    PERFORMANCE   ]                  ]  SERVICE CREDITS ]
  ]                  ]     STANDARD     ]        MSL       ] OR SERVICE LEVEL ]
  ]    APPLICATION   ]     (WEEKLY)     ]     (WEEKLY)     ]      POINTS      ]
  +------------------+------------------+------------------+------------------+
  ] CICS *           ] Average of 95%   ] Average of 85%   ] Service Credits  ]
  ]                  ] of transactions  ] of transactions  ]                  ]
  ]                  ] are completed    ] are completed    ]                  ]
  ]                  ] within 0.3       ] within 0.3       ]                  ]
  ]                  ] second; and      ] second           ]                  ]
  +------------------+------------------+------------------+------------------+
  ]                  ] Average of the   ] Average of the   ]                  ]
  ]                  ] remaining 5% of  ] remaining 15% of ]                  ]
  ]                  ] all transactions ] all transactions ]                  ]
  ]                  ] within 1 second  ] are completed    ]                  ]
  ]                  ] or less          ] within 1 second  ]                  ]
  ]                  ]                  ] or less          ]                  ]
  +------------------+------------------+------------------+------------------+
  ] TSO *            ] Average of 95%   ] Average of 85%   ] Service Credits  ]
  ]                  ] of transactions  ] of transactions  ]                  ]
  ]                  ] are completed    ] are completed    ]                  ]
  ]                  ] within 0.5       ] within 0.5       ]                  ]
  ]                  ] second or less   ] second or less   ]                  ]
  +------------------+------------------+------------------+------------------+
  ]                  ] Average of the   ] Average of the   ] Service Credits  ]
  ]                  ] remaining 5% of  ] remaining 15% of ]                  ]
  ]                  ] all transactions ] all transactions ]                  ]
  ]                  ] within 1.5       ] are completed    ]                  ]
  ]                  ] seconds or less  ] within 1.5       ]                  ]
  ]                  ]                  ] seconds or less  ]                  ]
  +------------------+------------------+------------------+------------------+
  ] Manual Tape      ] Average 100% of  ] Average 100% of  ] SL Points        ]
  ] Mounts           ] the tape mounts  ] the transactions ]                  ]
  ]                  ] are completed    ] are completed    ]                  ]
  ]                  ] within 2.0       ] within 2 minutes ]                  ]
  ]                  ] minutes or less  ] 48 seconds or    ]                  ]
  ]                  ] ((4))            ] less ((4))       ]                  ]
  +------------------+------------------+------------------+------------------+
  ]                  ] No single        ] No single        ] SL Points        ]
  ]                  ] transaction over ] transaction over ]                  ]
  ]                  ] _ minutes *      ] _ minutes *      ]                  ]
  ]                  ] ((5))            ] ((5))            ]                  ]
  +------------------+------------------+------------------+------------------+
  ] Batch *          ] TBD              ] TBD              ] TBD              ]
  +------------------+------------------+------------------+------------------+
  ] Compiles *       ] TBD              ] TBD              ] TBD              ]
  +------------------+------------------+------------------+------------------+
  ] Test Jobs *      ] TBD              ] TBD              ] TBD              ]
  +------------------+------------------+------------------+------------------+
  ] Output *         ] TBD              ] TBD              ] TBD              ]
  +------------------+------------------+------------------+------------------+

  NOTE:   All times are Eastern Time, unless otherwise noted.

                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 30 of 55
  cesskde


                                   Schedule E
                   SUPPORT SERVICES, PERFORMANCE STANDARDS AND
                          OPERATIONAL RESPONSIBILITIES


  Exhibit E-1
  Performance Standards


  *  The Parties agree to jointly research, benchmark and establish Performance
  Standards and MSLs similar to the examples set forth above by May 1, 1995, or
  a mutually agreed to scheduled date.   The values set  forth  above  will  be
  replaced  with the Performance Standards and MSLs so established.  The values set forth above represent CES's desired Performance Standards  and  MSLs  and will  not apply unless and until validated by the Parties as described in the first sentence of this note.

  ((4)) The Performance Standards and MSLs for tape mounts will be measured beginning March 1, 1995.

  ((5))  The  Parties  agree  to  jointly  benchmark  and establish Performance
  Standards and MSLs during the period, June, July  and  August,  1995.    Such
  Performance Standards and MSLs will apply as of September 1, 1995.




                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 31 of 55
  cesskde


                                   Schedule E
                   SUPPORT SERVICES, PERFORMANCE STANDARDS AND
                          OPERATIONAL RESPONSIBILITIES


  Exhibit E-1
  Performance Standards


                                    CHART E-3
                                 OTHER SERVICES


  +------------+-----------------------+------------------------+-------------+
  ]            ]                       ]                        ]   SERVICE   ]
  ]            ]                       ]                        ]   CREDITS   ]
  ]            ]                       ]                        ]  OR SERVICE ]
  ] MEASUREMENT]                       ]       MIN SVC LVL      ]    LEVEL    ]
  ]  CRITERIA  ]  PERFORMANCE STANDARD ]       (PER MONTH)      ]    POINTS   ]
  +------------+-----------------------+------------------------+-------------+
  ] Resolution ]                       ]                        ]             ]
  ] Times for  ]                       ]                        ]             ]
  ] work-around]                       ]                        ]             ]
  ] or         ]                       ]                        ]             ]
  ] resolution ]                       ]                        ]             ]
  ] of         ]                       ]                        ]             ]
  ] Priority   ]                       ]                        ]             ]
  ] 1-3        ]                       ]                        ]             ]
  ] problems   ]                       ]                        ]             ]
  +------------+-----------------------+------------------------+-------------+
  ] Priority   ] all monthly problems  ] Not more than 1        ] Service     ]
  ] 1:         ] within 2 hours or     ] problem with a         ] Credits     ]
  ]            ] less                  ] resolution time > 120  ]             ]
  ]            ]                       ] minutes                ]             ]
  +------------+-----------------------+------------------------+-------------+
  ] Priority   ] all monthly problems  ] Not more than 1        ] Service     ]
  ] 2:         ] within 6 hours or     ] problem with a         ] Credits     ]
  ]            ] less                  ] resolution time > 360  ]             ]
  ]            ]                       ] minutes                ]             ]
  +------------+-----------------------+------------------------+-------------+
  ] Priority   ] all monthly problems  ] 85% within 3 days      ] SL Points   ]
  ] 3:         ] within 3 days or less ]                        ]             ]
  +------------+-----------------------+------------------------+-------------+
  ] Problem    ]                       ]                        ]             ]
  ] notificatio]                       ]                        ]             ]
  ] to CES by  ]                       ]                        ]             ]
  ] ISSC:      ]                       ]                        ]             ]
  +------------+-----------------------+------------------------+-------------+
  ] Priority 1 ] 95% within 5 minutes  ] 90% within 5 minutes   ] SL Points   ]
  ] (worst)    ] or less               ] or less                ]             ]
  +------------+-----------------------+------------------------+-------------+
  ] Priority 2 ] 95% within 15 minutes ] 90% within 15 minutes  ] SL Points   ]
  ]            ] or less               ] or less                ]             ]
  +------------+-----------------------+------------------------+-------------+

  CES Priority Levels:

      Priority  1 means system or subsystem unavailable as defined in Chart E-1
      (applications not running).

                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 32 of 55
  cesskde


                                   Schedule E
                   SUPPORT SERVICES, PERFORMANCE STANDARDS AND
                          OPERATIONAL RESPONSIBILITIES


  Exhibit E-1
  Performance Standards
      Priority 2 means severe downgrade in performance (through-put).
      Priority 3 means a degradation of a non-critical facility, loss of a non-critical function, solid or intermittent problems of low impact, or problems that degrade but do not prevent a support location from providing services.





                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 33 of 55
  cesskde


                                   Schedule E
                   SUPPORT SERVICES, PERFORMANCE STANDARDS AND
                          OPERATIONAL RESPONSIBILITIES


  Exhibit E-1
  Performance Standards



                                    CHART E-4

       Service Credit Bearing Activities, Minimum Service Level Exceptions


  AVAILABILITY
  ____________

  Service  Credits  =  (Adjusted  ASC  /  525,600  minutes  per  year) * Period
  Multiplier * Minutes ISSC's performance does not comply with MSL for a specified SL Activity.


  AVAILABILITY PERIODS
  ____________________

                                Minutes of Unavailability
                                Prior to Falling Below MSL
          Period   Multiplier and Incurring Service Credits
          ______   __________ _____________________________
            A          20                   60
            B          15                   60
            C          1                    60
            D          15                  257


  PRIORITY RESOLUTION TIMES
  _________________________


                 Minimum Individual Problem   Number of Problem
                  Duration before ServicOccurrences Each Month before
     Problem PrCredits are Applied (MinutService Credits are Applied
     _______________________________________________________________
            I               120                       1
            II              360                       1

  Minutes ISSC's performance does not comply with MSL = Sum of problem durations other than initial problem - (Minimum problem duration * (number of problems-1))




                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 34 of 55
  cesskde



                                   Schedule E
                   SUPPORT SERVICES, PERFORMANCE STANDARDS AND
                          OPERATIONAL RESPONSIBILITIES


  Exhibit E-1
  Performance Standards
                                    CHART E-5

    Service Level Point Bearing Activities, Minimum Service Level Exceptions


                                             Monthly
                                               Total
                                               ______
  Response Time

    Tape mounts
     Average within 2 minutes 48 seconds           0
     100% within _ minutes                         0

    Batch - TBD                                    0

    Compiles - TBD                                 0

    Test Jobs - TBD                                0


  Other Services

    Help desk resolution time
     Priority III 85% within 3 days                0

    Help Desk Problem Notification
     Priority I 90% within 5 minutes               0
     Priority II 90% within 15 minutes
            0

       Running total of Service Level Points for pr0vious 5 months
       Current Service Level Points outstanding    0


  Notes:
  (1Termination trigger
    Number of Service Level Point Activities monito5ed (currently defined)
    Number of months                             * 6
                                                 ___
    Total potential Service Level Points in 6 mont30
    Termination percentage (%)                  *.35
                                                ____
    Exceptions within 6 months to trigger terminat11n



                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 35 of 55
  cesskde


                                   Schedule E
                   SUPPORT SERVICES, PERFORMANCE STANDARDS AND
                          OPERATIONAL RESPONSIBILITIES


  Exhibit E-1
  Performance Standards

                                    CHART E-6
                         Availability Credit Calculation
                                    (Example)

                              Minutes Not Available
                              _____________________


  Week      Delivered
  and   PerioService                                     Total
  PeriodFactorLevel   Hour Hour Hour Hour Hour Hour 6   Minutes
  1A   20    92.62%     60   60   60   60   60   19       319
  1B   15    97.92%     60   -    -    -    -    -         60
  1C    1    97.28%     60   15   -    -    -    -         75
  2A   20    99.19%     35   0    0    -    -    -         35
  2B   15   100.00%     -    -    -    -    -    -          0
  2C    1    95.65%     60   60   -    -    -    -        120
  3A   20   100.00%     0    0    0    0    0    0          0
  3B   15   100.00%     -    0    0    -    -    -          0
  3C    1   100.00%     -    -    -    -    -    -          0
  4A   20   100.00%     -    -    -    -    -    -          0
  4B   15    98.44%     45   -    -    -    -    -         45
  4C    1    99.46%     15   -    -    -    -    -         15
                        __   _    _    _    _    _         __
                       335  135   60   60   60   19       669


                              Weekly Credit Dollars
                              _____________________

  Week
  and   Period
  PeriodFactor        Hour Hour Hour Hour Hour Hour 6   Dollars
  ____________        _______________________________   _______
  1A   20               0  29,9729,9729,9729,979,492   129,396
  1B   15               0    -    -    -    -    -          --
  1C    1               0   375   -    -    -    -         375
  2A   20               0    -    -    -    -    -          --
  2B   15               0    -    -    -    -    -          --
  2C    1               0  1,499  -    -    -    -       1,499
  3A   20               0    -    -    -    -    -          --
  3B   15               0    -    -    -    -    -          --
  3C    1               0    -    -    -    -    -          --
  4A   20               0    -    -    -    -    -          --
  4B   15               0    -    -    -    -    -          --
  4C    1               0    -    -    -    -    -          --
                        _    _    _    _    _    _          __
                       Total Weekly Availability Credit131,270



                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 36 of 55
  cesskde

                                 Schedule E
                   SUPPORT SERVICES, PERFORMANCE STANDARDS AND
                          OPERATIONAL RESPONSIBILITIES

                                 Exhibit E-1
  Performance Standards
                             Monthly Credit Dollars

                         Allowable
      Total Minutes    Not Available                Period
      Not Available       Minutes       Difference  Factor
      _____________       _______       __________  ______
           669              257            412        15

                          (412 minutes * 15) * $24.98 =
                                    $154,376

                              Total Credit Dollars
                              ____________________

  Total Weekly Availability$131,270
  Total Monthly Availability154,376
                            _______
                            285,646
  Maximum Deductible Monthly218,900
                            _______
  Deferred Monthly Credit    66,746

  The Deferred Monthly Credit will be deducted from future monthly installments of payable ASC.

                             Additional Comments

  1.  In  this  example, all of the Deferred Monthly Credit will be credited in future months.  If the Total Monthly Credit had been less  than  $273,625
      (25%  of  the monthly charge of $1,094,500) then the monthly credit would have been $218,900 (20% of $1,094,500)  and  there  would  have  been  no
      Deferred Monthly Credit applied to future months.

  2. The maximum monthly credit carry forward (after payment of the 20% maximum deductible monthly credit) would be $547,250 ($1,094,500 * 50%).

  3.  Processing charge per minute = ASC / (365 * 24 * 60)

                            Example Assumptions

  Applicable ASC      $13,134,000
  Applicable Monthly C$1,094,500 ($13,134,000 / 12)
  Processing Charge Pe$24.98te





  NOTE:   All schedules  in  Charts  E-1  through  E-3  are  reflected  in  the
  Procedures Manual.






                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 37 of 55
  cesskde


                                   Schedule E
                   SUPPORT SERVICES, PERFORMANCE STANDARDS AND
                          OPERATIONAL RESPONSIBILITIES


  Exhibit E-1
  Performance Standards

                                    CHART E-7
                     Problem Resolution Time Service Credits

                                   PRIORITY I
                                   __________

  For problems with a resolution time greater than the threshold value.

                                                   Monthly
       Problem No. 1 ((Problem No. 2  Problem No. 3 Total
       _____________________________  _____________ _____
  Problem       150         150            130
  duration
  (minutes)
  Maximum
  acceptable
  duration    (120)        (120)          (120)
  ________    _____        _____          _____
                 30         30x            10x

  Per Minute $24.992))     $24.99         $24.99
  Multiplier ((3N/A         * 20           * 20
  _________________         ____           ____
  Credit          0       $14,994         $4,998 = $19,992

  NOTE First  Priority I Problem in excess of 120 minutes does not bear Service
       Credits.

  NOTE Per minute ASC = ASC / (365 * 24 * 60)

  NOTE Use the multiplier listed below for the period during which the problem arose.

  Multipliers
  Initial ProbleN/A
  Period A:      20
  Period B:      15
  Period C:       1





                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 38 of 55
  cesskde


                                   Schedule E
                   SUPPORT SERVICES, PERFORMANCE STANDARDS AND
                          OPERATIONAL RESPONSIBILITIES


  Exhibit E-2
  Services Responsibilities Matrices

  LEGEND:     "P" = PRIMARY     "S" = SUPPORT

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ]             COMPUTER OPERATIONS             +--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ] OPERATE CONSOLE (INCL. DEC @ CES'S          ]      X       ]              ]
  ] DIRECTION)                                  ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] TAPE HANDLING (INCL. DEC)                   ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] -- MOUNTS                                   ]       X      ]              ]
  +---------------------------------------------+--------------+--------------+
  ] -- LIBRARY                                  ]       X      ]              ]
  +---------------------------------------------+--------------+--------------+
  ] -- TRANSFERS                                ]       X      ]              ]
  +---------------------------------------------+--------------+--------------+
  ] -- PACKAGING FROM ISSC FACILITY             ]       X      ]              ]
  +---------------------------------------------+--------------+--------------+
  ] -- TRANSMISSION, TAPE PREPARATION AND       ]       X      ]              ]
  ] MAILING                                     ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] PRINT                                       ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] OPERATIONAL SUPPORT FOR ISSC MACHINES       ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ] FILE BACK-UP/RECOVERY (RECOVERY MANAGEMENT  ]      X       ]              ]
  ] - ISSC MACHINES)                            ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] OPERATIONS PROCEDURES                       ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- INPUT AND REVIEW                        ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- DOCUMENT & MAINTAIN ISSC MACHINES       ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- DOCUMENT & MAINTAIN CES-RETAINED        ]              ]       X      ]
  ] MACHINES                                    ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] HARDWARE PLANNING AND INSTALLATION (ISSC    ]              ]              ]
  ] MACHINES)                                   ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- TECHNOLOGY INPUT AND REVIEW             ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- FACILITIES REQUIREMENTS                 ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ] CAPACITY MANAGEMENT (ISSC MACHINES)         ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- DEFINE APPLICATION PLANS AND            ]              ]       X      ]
  ] REQUIREMENTS                                ]              ]              ]
  +---------------------------------------------+--------------+--------------+


                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 39 of 55
  cesskde


                                   Schedule E
                   SUPPORT SERVICES, PERFORMANCE STANDARDS AND
                          OPERATIONAL RESPONSIBILITIES


  Exhibit E-2
  Services Responsibilities Matrices

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ]             COMPUTER OPERATIONS             +--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ]  -- DEFINE AND MAINTAIN (SMC) PROCESS       ]      X       ]              ]
  ] DOCUMENTS                                   ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- CAPACITY MONITORING                     ]      P       ]       S      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- BENCHMARKING                            ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] PERFORMANCE MANAGEMENT                      ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- DEFINE SERVICE LEVEL REQUIREMENTS (ISSC ]              ]       X      ]
  ] MACHINES)                                   ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- DEFINE AND MAINTAIN (SMC) PROCESS       ]      X       ]              ]
  ] DOCUMENT (ISSC MACHINES)                    ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- DOCUMENT SERVICE LEVEL AGREEMENTS AND   ]      X       ]              ]
  ] OBJECTIVES (ISSC MACHINES)                  ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- MEASURE AND ANALYZE SYSTEM PERFORMANCE  ]      P       ]       S      ]
  ] (ISSC MACHINES)                             ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- MEASURE AND ANALYZE SYSTEM PERFORMANCE  ]              ]       X      ]
  ] (CES-RETAINED MACHINES)                     ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- IMPLEMENT IMPROVEMENT PROGRAMS (ISSC    ]      X       ]              ]
  ] MACHINES)                                   ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- IMPLEMENT IMPROVEMENT PROGRAMS          ]              ]       X      ]
  ] (CES-RETAINED MACHINES)                     ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- PROVIDE MONTHLY REPORTS (ISSC MACHINES) ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ] CHANGE MANAGEMENT (ISSC MACHINES)           ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- DEFINE AND MAINTAIN (SMC) PROCESS       ]      X       ]              ]
  ] DOCUMENT                                    ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- PROVIDE CHANGE REQUIREMENTS FOR         ]              ]       X      ]
  ] APPLICATION INSTALLS AND UPGRADES           ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- PROVIDE CHANGE REQUIREMENTS FOR SYSTEMS ]      X       ]              ]
  ] SOFTWARE                                    ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- CONDUCT CHANGE MANAGEMENT MEETING       ]       P      ]       S      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- PROMOTE CHANGES TO PRODUCTION           ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+

                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 40 of 55
  cesskde


                                   Schedule E
                   SUPPORT SERVICES, PERFORMANCE STANDARDS AND
                          OPERATIONAL RESPONSIBILITIES


  Exhibit E-2
  Services Responsibilities Matrices

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ]             COMPUTER OPERATIONS             +--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ]  -- REPORT ON CHANGE SUCCESS                ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ] CHANGE MANAGEMENT (CES-RETAINED MACHINES)   ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- DEFINE AND MAINTAIN (SMC) PROCESS       ]              ]       X      ]
  ] DOCUMENT                                    ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- PROVIDE CHANGE REQUIREMENTS FOR         ]              ]       X      ]
  ] APPLICATION INSTALLS AND UPGRADES           ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- PROVIDE CHANGE REQUIREMENTS FOR SYSTEMS ]              ]       X      ]
  ] SOFTWARE                                    ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- CONDUCT CHANGE MANAGEMENT MEETING       ]       S      ]       P      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- PROMOTE CHANGES TO PRODUCTION           ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- REPORT ON CHANGE SUCCESS                ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] EXECUTIVE REPORTING                         ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ] PROBLEM MANAGEMENT - DEFINE & MAINTAIN      ]      X       ]              ]
  ] (SMC) PROCESS DOCUMENT (ISSC MACHINES)      ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] WRITE STANDARDS AND PROCEDURES (ISSC        ]              ]              ]
  ] MACHINES)                                   ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- DEFINE INPUT                            ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- PROMOTE TO PRODUCTION                   ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ] STANDARDS AND PROCEDURES ANALYSIS (ISSC     ]      X       ]              ]
  ] MACHINES)                                   ]              ]              ]
  +---------------------------------------------+--------------+--------------+

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ] PRODUCTION CONTROL (EXCLUDES CES-RETAINED MA+--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ] BATCH TEST SCHEDULE (ON TEST LPAR)          ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- DEFINE TEST SYSTEM REQUIREMENTS         ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- EXECUTE TEST SCHEDULES                  ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+


                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 41 of 55
  cesskde


                                   Schedule E
                   SUPPORT SERVICES, PERFORMANCE STANDARDS AND
                          OPERATIONAL RESPONSIBILITIES


  Exhibit E-2
  Services Responsibilities Matrices

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ] PRODUCTION CONTROL (EXCLUDES CES-RETAINED MA+--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ]  -- EXECUTE TEST APPLICATIONS               ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] BATCH PRODUCTION SCHEDULE (CENTRALIZED)     ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- SCHEDULER INPUT                         ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- SCHEDULER UPDATES                       ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- EXECUTION                               ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ] REPORT BALANCING                            ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] INITIATE AND TRACK PROBLEM REPORT           ]              ]       X      ]
  ] (BALANCING ERROR)                           ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] TRACK BATCH PROBLEM REPORTS AND SYSTEM      ]      X       ]              ]
  ] CRASHES (INITIATED BY OPERATORS)            ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] REPORT PROBLEM RESOLUTION STATISTICS        ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] PREPARATION OF RUN PARAMETER CARDS          ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] APPLICATION INSTALLATION                    ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- ACCEPTANCE TESTING                      ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- VERIFICATION PROCESS                    ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- PROMOTE TO PRODUCTION                   ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ] OUTPUT MANAGEMENT                           ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- INPUT & REVIEW                          ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- TECHNOLOGY IMPLEMENTATION               ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- ANALYSIS OF HARD COPY REPORTS FOR       ]              ]       X      ]
  ] CONVERSION TO SOFT COPY                     ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- APPLICATION CHANGES, IF REQUIRED        ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- SET-UP                                  ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- OPERATION                               ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]     -- RESENDING                            ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+

                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 42 of 55
  cesskde


                                   Schedule E
                   SUPPORT SERVICES, PERFORMANCE STANDARDS AND
                          OPERATIONAL RESPONSIBILITIES


  Exhibit E-2
  Services Responsibilities Matrices

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ] PRODUCTION CONTROL (EXCLUDES CES-RETAINED MA+--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ]     -- BUNDLING FROM CES FACILITY           ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]     -- ROUTING                              ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ] RUN DOCUMENTATION                           ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- INPUT AND REVIEW                        ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- SET-UP                                  ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- DEPENDENCIES                            ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- IMPLEMENTATION                          ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ] TECHNICAL SERVICES (EXCLUDES CES-RETAINED MA+--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ] SYSTEM CONTROL PROGRAM INSTALLATION &       ]       X      ]              ]
  ] MAINTENANCE                                 ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] SYSTEM MONITORING                           ]      P       ]       S      ]
  +---------------------------------------------+--------------+--------------+
  ] PERFORMANCE TUNING                          ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- SYSTEMS                                 ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- APPLICATIONS                            ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] DEVELOPMENT OF INTERFACES TO APPLICATIONS   ]              ]       X      ]
  ] SOFTWARE AND THIRD PARTY SOFTWARE           ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] SUPPORT DEVELOPMENT OF INTERFACES TO        ]              ]              ]
  ] APPLICATIONS SOFTWARE AND THIRD PARTY       ]      X       ]              ]
  ] SOFTWARE (REFERENCE SECTION 5.2(H) OF       ]              ]              ]
  ] AGREEMENT)                                  ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] MAINTENANCE OF TAPE LIBRARIAN SYSTEM        ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ] TROUBLESHOOTING/PROBLEM RESOLUTION -        ]      X       ]              ]
  ] SYSTEMS                                     ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] TROUBLESHOOTING/PROBLEM RESOLUTION -        ]              ]       X      ]
  ] APPLICATIONS                                ]              ]              ]
  +---------------------------------------------+--------------+--------------+

                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 43 of 55
  cesskde


                                   Schedule E
                   SUPPORT SERVICES, PERFORMANCE STANDARDS AND
                          OPERATIONAL RESPONSIBILITIES


  Exhibit E-2
  Services Responsibilities Matrices

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ] TECHNICAL SERVICES (EXCLUDES CES-RETAINED MA+--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ] BACK-UP/RECOVERY PROCEDURES - SYSTEMS       ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ] BACK-UP/RECOVERY PROCEDURES - APPLICATIONS  ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] VTAM/NCP INSTALLATION                       ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ] INITIATE VTAM/NCP CHANGE REQUESTS WITHIN    ]      X       ]       X      ]
  ] THE ISSC DATA CENTER                        ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] VENDOR PERFORMANCE AND UTILIZATION          ]              ]              ]
  ] MONITORING                                  ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- BENCHMARKING & ANALYSIS                 ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- ESTABLISH PERFORMANCE CRITERIA          ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- IMPLEMENT IMPROVEMENT PROGRAMS          ]      X       ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- MEASURE AND ANALYZE PERFORMANCE         ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- PERFORMANCE REPORTING                   ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ] NEW TECHNOLOGY/PRODUCT RESEARCH             ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- TECHNOLOGY INPUT AND REVIEW             ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- TECHNOLOGY IMPLEMENTATION               ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- TECHNOLOGY SELECTION                    ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ] CES-RETAINED MACHINES, SYSTEMS &            ]              ]       X      ]
  ] APPLICATIONS                                ]              ]              ]
  +---------------------------------------------+--------------+--------------+

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ] DATA BASE ADMINISTRATION (EXCLUDES CES-RETAI+--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ] MAKE DB2 AVAILABLE FOR EACH CES REQUESTED   ]     X        ]              ]
  ] ENVIRONMENT                                 ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] MAKE DATA BASE DEFINITIONS AVAILABLE TO CES ]     X        ]              ]
  +---------------------------------------------+--------------+--------------+
  ] DATA MODELING                               ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+


                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 44 of 55
  cesskde


                                   Schedule E
                   SUPPORT SERVICES, PERFORMANCE STANDARDS AND
                          OPERATIONAL RESPONSIBILITIES


  Exhibit E-2
  Services Responsibilities Matrices

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ] DATA BASE ADMINISTRATION (EXCLUDES CES-RETAI+--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ] LOGICAL DATA BASE DESIGN                    ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] DBMS (DATA BASE MANAGEMENT SYSTEM)          ]      X       ]              ]
  ] MAINTENANCE                                 ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] PHYSICAL DATA BASE DESIGN                   ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] PHYSICAL DATA BASE REVIEW/SUPPORT           ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] USER ACCESS (VIEWS, COPY MEMBERS)           ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] SECURITY (DBMS)                             ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] DBMS CAPACITY PLANNING                      ]      S       ]       P      ]
  +---------------------------------------------+--------------+--------------+
  ] DBMS PERFORMANCE MANAGEMENT                 ]      S       ]       P      ]
  +---------------------------------------------+--------------+--------------+
  ] DBMS PERFORMANCE UTILIZATION TRACKING       ]      S       ]       P      ]
  +---------------------------------------------+--------------+--------------+
  ] TRAINING/APPLICATION DEVELOPMENT ASSISTANCE ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] BACK-UP/RECOVERY PROCEDURES                 ]      X       ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] INVOLVEMENT WITH APPLICATION INSTALLATION   ]      X       ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] DATA BASE TROUBLESHOOTING/PROBLEM           ]      X       ]       X      ]
  ] RESOLUTION                                  ]              ]              ]
  +---------------------------------------------+--------------+--------------+

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ]               FAILURE RECOVERY              +--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ] ISSC MACHINES FAILURE                       ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ] CES-RETAINED MACHINES FAILURE               ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] ISSC MACHINES SYSTEMS SOFTWARE FAILURE      ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ] CES-RETAINED MACHINES SYSTEMS SOFTWARE      ]              ]       X      ]
  ] FAILURE                                     ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] APPLICATIONS SOFTWARE FAILURE               ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] END USER MACHINE/SOFTWARE FAILURE           ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+

                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 45 of 55
  cesskde


                                   Schedule E
                   SUPPORT SERVICES, PERFORMANCE STANDARDS AND
                          OPERATIONAL RESPONSIBILITIES


  Exhibit E-2
  Services Responsibilities Matrices

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ]               FAILURE RECOVERY              +--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ] NETWORK FAILURE                             ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] LAN FAILURE                                 ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ] APPLICATIONS DEVELOPMENT AND MAINTENANCE (AD+--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ] APPLICATION SOFTWARE                        ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  - REQUIREMENTS                             ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  - PROCURE PACKAGES                         ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  - DEVELOPMENT/ENHANCEMENT OF PACKAGES      ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  - COMPLIANCE WITH APPLICATION INSTALLATION ]              ]       X      ]
  ] STANDARDS                                   ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  - ACCEPTANCE TEST CRITERIA                 ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  - ACCEPTANCE TEST EXECUTION                ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  - BENCHMARKING & PERFORMANCE ANALYSIS      ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  - ACCEPTANCE TEST VERIFICATION             ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  - MAINTENANCE                              ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]    -- DEFECT IDENTIFICATION AND FIXES       ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]    -- PREVENTIVE MAINTENANCE                ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  - DEVELOPMENT                              ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]    -- UPGRADES                              ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]    -- NEW RELEASES                          ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]    -- ENHANCEMENTS                          ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]    -- GOVERNMENT/REGULATORY CHANGES         ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  - EDUCATION/TRAINING                       ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+

                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 46 of 55
  cesskde


                                   Schedule E
                   SUPPORT SERVICES, PERFORMANCE STANDARDS AND
                          OPERATIONAL RESPONSIBILITIES


  Exhibit E-2
  Services Responsibilities Matrices

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ] APPLICATIONS DEVELOPMENT AND MAINTENANCE (AD+--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ]  - END USER SUPPORT (HELP DESK)             ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  - PROMOTION INTO PRODUCTION (ISSC          ]      X       ]              ]
  ] MACHINES)                                   ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] - APPROVAL OF ALL CHANGES (ISSC MACHINES)   ]       X      ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] - CHANGE REPORTING (ISSC MACHINES)          ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ]                 DATA NETWORK                +--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ] BUSINESS REQUIREMENTS                       ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] TECHNICAL REQUIREMENTS                      ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] DATA LINES MANAGEMENT                       ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] PRODUCT EVALUATION AND PROCUREMENT          ]              ]              ]
  ] (HARDWARE AND SOFTWARE)                     ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- DEFINE BUSINESS REQUIREMENTS            ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- SUGGEST AND REVIEW PRODUCTS FOR         ]              ]       X      ]
  ] REQUIREMENTS SATISFACTION                   ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- EVALUATE AND PROCURE PRODUCTS           ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] DATA NETWORK MANAGEMENT                     ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- DEVELOP AND MAINTAIN DOCUMENTATION      ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]     --PROVIDE DOCUMENTATION TO ISSC         ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- NETWORK CONTROL CENTER ("NCC")          ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- HELP DESK (24 HOURS PER DAY/7 DAYS PER  ]              ]       X      ]
  ] WEEK)                                       ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- PROBLEM DETERMINATION ON                ]              ]       X      ]
  ] CIRCUITS/HARDWARE                           ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- VENDOR DISPATCH AND COORDINATION        ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+

                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 47 of 55
  cesskde


                                   Schedule E
                   SUPPORT SERVICES, PERFORMANCE STANDARDS AND
                          OPERATIONAL RESPONSIBILITIES


  Exhibit E-2
  Services Responsibilities Matrices

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ]                 DATA NETWORK                +--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ]  -- PROVIDE STATUS ON PROBLEM RESOLUTION    ]              ]       X      ]
  ] PROGRESS TO USER                            ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- REVIEW/APPROVE VENDOR TIME & MATERIAL   ]              ]       X      ]
  ] INVOICES                                    ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- TRACK VENDOR PERFORMANCE                ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- RESPOND TO ALARMS ON NETWORK MANAGEMENT ]              ]       X      ]
  ] SYSTEMS                                     ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- ASSIST AT CES'S DIRECTION WITHIN THE    ]      X       ]              ]
  ] DATA CENTER                                 ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]     -- RESET EQUIPMENT, LED STATUS, CONTROL ]      X       ]              ]
  ] VENDOR ACCESS                               ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] CABLING/WIRING DESIGN AND COORDINATION      ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] ASSIST CABLING AND COORDINATION WITHIN DATA ]      X       ]              ]
  ] CENTER                                      ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] DATA NETWORK RESTORE                        ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- INTELLIGENT DIAL BACK-UP SYSTEM TO      ]              ]       X      ]
  ] RECOVER PRIVATE LINE FAILURES               ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]     -- AFFILIATE APPROVAL REQUIRED FOR DIAL ]              ]       X      ]
  ] BACK-UP                                     ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- SHIPMENT OF REPLACEMENT COMPONENTS FOR  ]              ]       X      ]
  ] REMOTE HARDWARE FAILURES                    ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]     -- APPROVE EXPEDITED SHIPMENTS          ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]     -- RECEIVE EXPRESS SHIPMENTS            ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- RE-ACQUIRING SESSIONS WHEN A RESTART OF ]      X       ]              ]
  ] CICS REGION OCCURS                          ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] DATA NETWORK DESIGN                         ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] DATA NETWORK PROJECT PLANNING               ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- DEVELOP PROJECT PLAN                    ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+


                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 48 of 55
  cesskde


                                   Schedule E
                   SUPPORT SERVICES, PERFORMANCE STANDARDS AND
                          OPERATIONAL RESPONSIBILITIES


  Exhibit E-2
  Services Responsibilities Matrices

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ]                 DATA NETWORK                +--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ]  -- VALIDATE ASSUMPTIONS & PROVIDE          ]              ]       X      ]
  ] PROGRAMMING & OTHER INPUTS                  ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] HARDWARE/SYSTEMS SOFTWARE INSTALLATION      ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]     -- COORDINATE INSTALLS                  ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]     -- PERFORM INSTALLS                     ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]     -- COORDINATE INSTALLS WITHIN DATA      ]              ]       X      ]
  ] CENTER                                      ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]     -- PROVIDE LOGISTICAL SUPPORT           ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] TROUBLESHOOTING/PROBLEM RESOLUTION          ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] COMMUNICATIONS EQUIPMENT VENDOR MANAGEMENT  ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] BACK-UP/RECOVERY                            ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] CAPACITY PLANNING AND MANAGEMENT - ALL      ]              ]              ]
  ] FRONT END PROCESSORS ("FEPS") EXCEPT 3745   ]              ]              ]
  ] AT ISSC DATA CENTER                         ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- TECHNICAL SUPPORT TO MONITOR            ]              ]              ]
  ] UTILIZATION & PERFORMANCE CES-RETAINED      ]              ]       X      ]
  ] MACHINES                                    ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- TECHNICAL SUPPORT TO MONITOR            ]      X       ]              ]
  ] UTILIZATION & PERFORMANCE ISSC MACHINES     ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- PROVIDE REQUIREMENTS FOR ISSC MACHINES  ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] CHANGE MANAGEMENT                           ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- PROVIDE INPUT TO CHANGE PROCESS         ]              ]       X      ]
  ] DEVELOPMENT                                 ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- DESIGN AND OWN CHANGE MANAGEMENT        ]              ]       X      ]
  ] PROCESS                                     ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- MAKE REQUESTS/DEFINE REQUIREMENTS       ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- MANAGE CHANGE FOR CES-RETAINED MACHINES ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- MANAGE CHANGE FOR ISSC MACHINES         ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+

                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 49 of 55
  cesskde


                                   Schedule E
                   SUPPORT SERVICES, PERFORMANCE STANDARDS AND
                          OPERATIONAL RESPONSIBILITIES


  Exhibit E-2
  Services Responsibilities Matrices

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ]                 DATA NETWORK                +--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ] TECHNICAL SUPPORT                           ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] TRAINING                                    ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- TECHNOLOGY                              ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- APPLICATIONS                            ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] INVENTORY MANAGEMENT                        ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] STANDARDS                                   ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- TAKE LEAD IN DEFINING STANDARDS         ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- PROVIDE INPUT AND REVIEW                ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- IMPLEMENT STANDARDS                     ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ]         DATA NETWORK - FIELD SUPPORT        +--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ] EQUIPMENT INSTALLATION                      ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- PRETESTING PRIOR TO INSTALL             ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- PREPARATION OF CONTROLLER OPERATING     ]              ]       X      ]
  ] SYSTEM DISKETTES                            ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- EQUIPMENT CABINET LAYOUT AND CABLING    ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] TEST NEW HARDWARE PRODUCTS AND              ]              ]       X      ]
  ] CONFIGURATIONS                              ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] MAINTAIN FEP PORT AND T1 CHANNEL            ]              ]       X      ]
  ] ASSIGNMENTS                                 ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] CABLE PLANT MANAGEMENT                      ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- CABLING DESIGN                          ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- INSTALLATION                            ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+



                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 50 of 55
  cesskde


                                   Schedule E
                   SUPPORT SERVICES, PERFORMANCE STANDARDS AND
                          OPERATIONAL RESPONSIBILITIES


  Exhibit E-2
  Services Responsibilities Matrices

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ]         DATA NETWORK - FIELD SUPPORT        +--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ]  -- REMOTE SITE INSTALLATIONS - THIRD PARTY ]              ]       X      ]
  ] VENDOR COORDINATION                         ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- PROVIDE RFP/SPECIFICATIONS TO VENDOR    ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- REVIEW VENDOR BIDS                      ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- POWER                                   ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]     -- DETERMINE POWER REQUIREMENTS         ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]     -- PROVIDE POWER PER RECOMMENDATIONS    ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- TROUBLESHOOT VOICE/DATA PROBLEMS        ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- PERFORM END USER MACHINE AND VOICE      ]              ]       X      ]
  ] EQUIPMENT MACS                              ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- MAINTAIN CABLE DOCUMENTATION            ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ]         DATA NETWORK - DATA SERVICES        +--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ] SUBMIT PROJECT REQUEST                      ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] COMPLETE PROJECT TRACKING & PROVIDE STATUS  ]              ]       X      ]
  ] AS REQUIRED                                 ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] INTERPRET BUSINESS OBJECTIVES               ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] CONSULT ON DATA                             ]              ]       X      ]
  ] PRODUCTS/TECHNOLOGIES/SERVICES              ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] CONSULT ON PROTOCOL/INTERFACE               ]              ]       X      ]
  ] STANDARDS/CONNECTIVITY OPTIONS/ETC.         ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] GATHER & ANALYZE INFO FOR                   ]              ]       X      ]
  ] DEVELOPING/MODIFYING NETWORK SYSTEMS        ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] COMPLETE NETWORK TRAFFIC STUDIES/CAPACITY   ]              ]       X      ]
  ] PLANNING                                    ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- PROVIDE REQUIREMENTS                    ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+

                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 51 of 55
  cesskde


                                   Schedule E
                   SUPPORT SERVICES, PERFORMANCE STANDARDS AND
                          OPERATIONAL RESPONSIBILITIES


  Exhibit E-2
  Services Responsibilities Matrices

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ]         DATA NETWORK - DATA SERVICES        +--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ] PERFORM DATA NETWORK TECHNICAL DESIGN AND   ]              ]       X      ]
  ] COST ANALYSIS                               ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- PROVIDE REQUIREMENTS                    ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] DATA NETWORK PROJECT PLANNING               ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- DEVELOP PROJECT PLAN                    ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- VALIDATE ASSUMPTIONS & PROVIDE          ]              ]       X      ]
  ] PROGRAMMING & OTHER INPUTS                  ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] MANAGE PROJECT IMPLEMENTATION               ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] COMPLETE SITE SURVEYS AS APPROPRIATE        ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] COORDINATE PHYSICAL REQUIREMENTS (POWER,    ]              ]              ]
  ] FLOOR SPACE, ETC.)                          ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- DETERMINE REQUIREMENTS                  ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- PROVIDE REQUIRED POWER, FLOOR SPACE,    ]              ]       X      ]
  ] ETC.(CES LOCATIONS)                         ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- PROVIDE REQUIRED POWER, FLOOR SPACE,    ]     X        ]              ]
  ] ETC. (ISSC LOCATIONS)                       ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] CHECK EQUIPMENT AVAILABILITY                ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] COORDINATE ORDER PLACEMENT OF DATA LINES &  ]              ]       X      ]
  ] ASSOCIATED HARDWARE                         ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] COORDINATE DATA NETWORK IMPLEMENTATION      ]              ]       X      ]
  ] (TECH STAFF/VENDOR SUPPORT)                 ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] OBTAIN T1/FEP/MUX/PROCESSOR PORT            ]              ]       X      ]
  ] ASSIGNMENTS                                 ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] MINIMIZE DATA NETWORK DOWNTIME              ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] PREPARE DATA NETWORK IMPLEMENTATION PLAN    ]              ]       X      ]
  ] (NOTIFICATION OF PARTIES)                   ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] COORDINATE SHIPMENT/PICK-UP OF EQUIPMENT    ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- RECEIVE AND SEND DESIGNATED EQUIPMENT   ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+

                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 52 of 55
  cesskde


                                   Schedule E
                   SUPPORT SERVICES, PERFORMANCE STANDARDS AND
                          OPERATIONAL RESPONSIBILITIES


  Exhibit E-2
  Services Responsibilities Matrices

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ]         DATA NETWORK - DATA SERVICES        +--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ] RETURN/RELOCATE DISPLACED EQUIPMENT         ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- RECEIVE DISPLACED EQUIPMENT             ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- RETURN LEASED EQUIPMENT                 ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- DISPOSE OF DISPLACED CES OWNED          ]              ]       X      ]
  ] EQUIPMENT                                   ]              ]              ]
  +---------------------------------------------+--------------+--------------+

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ]          DATA NETWORK - LAN SUPPORT         +--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ] WIDE AREA NETWORK ("WAN") REQUIREMENTS      ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] TECHNICAL REVIEW OF LAN PROJECTS            ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- SUBMIT PROPOSED PROJECTS FOR REVIEW     ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- PROVIDE TECHNICAL REVIEW                ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] HANDLE EQUIPMENT ROOM RELOCATION            ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] SUPPORT OF ASSOCIATED SYSTEMS               ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] SECURITY REQUIREMENTS PERTAINING TO         ]              ]              ]
  ] INSTALLATION & SUPPORT OF ASSOCIATED        ]              ]              ]
  ] SYSTEMS                                     ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- PROVIDE SECURITY REQUIREMENTS           ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- PROVIDE WIRING CLOSETS AND OTHER        ]              ]       X      ]
  ] APPROPRIATE SECURE ENVIRONMENTS             ]              ]              ]
  +---------------------------------------------+--------------+--------------+

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ]              LOCAL AREA NETWORK             +--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ] BUSINESS REQUIREMENTS                       ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] TECHNICAL REQUIREMENTS                      ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+


                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 53 of 55
  cesskde


                                   Schedule E
                   SUPPORT SERVICES, PERFORMANCE STANDARDS AND
                          OPERATIONAL RESPONSIBILITIES


  Exhibit E-2
  Services Responsibilities Matrices

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ]              LOCAL AREA NETWORK             +--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ] LAN SERVERS - EQUIPMENT AND SOFTWARE        ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- MANAGEMENT, OPERATION & MAINTENANCE     ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- THIRD PARTY VENDOR MAINTENANCE          ]              ]       X      ]
  ] MANAGEMENT                                  ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] PCS/WORKSTATIONS                            ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- THIRD PARTY VENDOR MAINTENANCE          ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] FUTURE LAN SERVER EQUIPMENT AND SOFTWARE    ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- PROVIDE REQUIREMENTS                    ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- PROCURE AND INSTALL                     ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] CABLING/WIRING DESIGN AND COORDINATION      ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] PRODUCT EVALUATION AND PROCUREMENT          ]              ]              ]
  ] (HARDWARE AND SOFTWARE)                     ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- DEFINE BUSINESS REQUIREMENTS            ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- SUGGEST AND APPROVE PRODUCTS AS         ]              ]       X      ]
  ] APPROPRIATE                                 ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- EVALUATE PRODUCTS                       ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- PROCURE PRODUCTS                        ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] LAN MANAGEMENT                              ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] LAN DESIGN                                  ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] LAN PROJECT PLANNING                        ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- DEVELOP PROJECT PLAN                    ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- VALIDATE ASSUMPTIONS AND PROVIDE INPUT  ]              ]       X      ]
  ] REQUIREMENTS                                ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] END USER HELP DESK                          ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] TROUBLESHOOTING/PROBLEM RESOLUTION          ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+


                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 54 of 55
  cesskde


                                   Schedule E
                   SUPPORT SERVICES, PERFORMANCE STANDARDS AND
                          OPERATIONAL RESPONSIBILITIES


  Exhibit E-2
  Services Responsibilities Matrices

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ]              LOCAL AREA NETWORK             +--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ] BACK-UP/RECOVERY                            ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]   --MOUNT BACKUP TAPES ON THE SERVER AT     ]       X      ]              ]
  ] ISSC LOCATION                               ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] CAPACITY MANAGEMENT                         ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  --PROVIDE REQUIREMENTS                     ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] CHANGE MANAGEMENT                           ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- PROVIDE INPUT TO CHANGE PROCESS         ]              ]       X      ]
  ] DEVELOPMENT                                 ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- DESIGN AND OWN CHANGE MANAGEMENT        ]              ]       X      ]
  ] PROCESS                                     ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- MAKE REQUESTS/DEFINE REQUIREMENTS       ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- MANAGE CHANGE                           ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] INVENTORY MANAGEMENT                        ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] STANDARDS                                   ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- TAKE LEAD IN DEFINING STANDARDS         ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- PROVIDE INPUT AND REVIEW                ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- IMPLEMENT STANDARDS                     ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+




                                January 10, 1995
  ISSC/CES Confidential            Schedule E                     Page 55 of 55
  cesskde



          +-------------------------------------------------------+
          ]                   TABLE DEFINITIONS                   ]
          +-------------------------------------------------------+

          ID      FILE                PAGE    REFERENCES
          __      ____                ____    __________
          HDR0    CESSKDE SCRIPT
                                      13           13
          BODY0   CESSKDE SCRIPT
                                      13           13, 13, 13, 13,
                                                   13, 13, 13
          SPACE0  CESSKDE SCRIPT
                                      13
          HDR1    CESSKDE SCRIPT
                                      24           24, 27
          BODY1   CESSKDE SCRIPT
                                      24           24, 24, 24, 24,
                                                   24, 27, 27, 27,
                                                   27
          SPACE1  CESSKDE SCRIPT
                                      24           24, 24, 24, 24,
                                                   24, 24, 27, 27,
                                                   27, 27
          HDR2    CESSKDE SCRIPT
                                      29           30
          BODY2   CESSKDE SCRIPT
                                      29           29, 30, 30, 30,
                                                   30, 30, 30, 30,
                                                   30, 30, 30
          HDR3    CESSKDE SCRIPT
                                      32           32
          BODY3   CESSKDE SCRIPT
                                      32           32, 32, 32, 32,
                                                   32, 32, 32, 32
          HDR     CESSKDE SCRIPT
                                      39           39, 41, 43, 44,
                                                   45, 46, 47, 50,
                                                   51, 53, 53
          BODY    CESSKDE SCRIPT
                                      39           39, 39, 39, 39,
                                                   39, 39, 39, 39,
                                                   39, 39, 39, 39,
                                                   39, 39, 39, 39,
                                                   39, 39, 39, 40,
                                                   40, 40, 40, 40,
                                                   40, 40, 40, 40,
                                                   40, 40, 40, 40,
                                                   40, 40, 40, 40,
                                                   40, 41, 41, 41,
                                                   41, 41, 41, 41,
                                                   41, 41, 41, 41,
                                                   41, 41, 41, 41,
                                                   41, 41, 41, 42,
                                                   42, 42, 42, 42,
                                                   42, 42, 42, 42,
                                                   42, 42, 42, 42,
                                                   42, 42, 42, 42,
                                                   42, 42, 43, 43,








                                                   43, 43, 43, 43,
                                                   43, 43, 43, 43,
                                                   43, 43, 43, 43,
                                                   43, 44, 44, 44,
                                                   44, 44, 44, 44,
                                                   44, 44, 44, 44,
                                                   44, 44, 44, 44,
                                                   44, 44, 45, 45,
                                                   45, 45, 45, 45,
                                                   45, 45, 45, 45,
                                                   45, 45, 45, 45,
                                                   45, 45, 45, 45,
                                                   45, 46, 46, 46,
                                                   46, 46, 46, 46,
                                                   46, 46, 46, 46,
                                                   46, 46, 46, 46,
                                                   46, 46, 46, 47,
                                                   47, 47, 47, 47,
                                                   47, 47, 47, 47,
                                                   47, 47, 47, 47,
                                                   47, 47, 47, 47,
                                                   48, 48, 48, 48,
                                                   48, 48, 48, 48,
                                                   48, 48, 48, 48,
                                                   48, 48, 48, 48,
                                                   49, 49, 49, 49,
                                                   49, 49, 49, 49,
                                                   49, 49, 49, 49,
                                                   49, 49, 49, 49,
                                                   50, 50, 50, 50,
                                                   50, 50, 50, 50,
                                                   50, 50, 50, 50,
                                                   50, 50, 50, 50,
                                                   50, 50, 50, 51,
                                                   51, 51, 51, 51,
                                                   51, 51, 51, 51,
                                                   51, 51, 51, 51,
                                                   51, 51, 51, 51,
                                                   51, 52, 52, 52,
                                                   52, 52, 52, 52,
                                                   52, 52, 52, 52,
                                                   52, 52, 52, 52,
                                                   52, 52, 52, 53,
                                                   53, 53, 53, 53,
                                                   53, 53, 53, 53,
                                                   53, 53, 53, 53,
                                                   53, 53, 53, 53,
                                                   54, 54, 54, 54,
                                                   54, 54, 54, 54,
                                                   54, 54, 54, 54,
                                                   54, 54, 54, 54,
                                                   54, 54, 54, 54,
                                                   54, 55, 55, 55,
                                                   55, 55, 55, 55,
                                                   55, 55, 55, 55,
                                                   55, 55
          SPACE   CESSKDE SCRIPT
                                      39

   ISSC / Ceridian Corporation

  Agreement for Information Technology Services
  -----------------------------------------------------------------------------


                                   Schedule F
                       Procedures Manual Table of Contents


  The following is a sample of the Table of Contents for the Procedures Manual to be developed in accordance with Section 4.9(a) of the Agreement. The actual content and Table of Contents for the Procedures Manual developed for CES's production and applications test environments will be of a form and content necessary to provide support for the actual CES environment. The sample Table of Contents is shown below:

  I.  INTRODUCTION                         X.  CONFIGURATION MANAGEMENT

      A.  Purpose                              A.  Scope
      B.  Audience                             B.  Objectives
                                               C.  Layouts
  II. ENFORCEMENT OF STANDARDS
                                           XI. STORAGE  AND   DATA   MANAGEMENT
  III. REQUIREMENTS PROCESS                    PROCESSES

      A.  Introduction                         A.  Tape Backup
      B.  When are Requirements required?      B.  Data Security System (RACF)
      C.  Requirements/Services
          Request Documentation            XII. SYSTEMS MANAGEMENT CONTROLS
      D.  How  does  the  Requirements
          process work?                        A.  Service Level Management
                                               B.  Security
  IV. SECURITY                                 C.  Problem Management
                                               D.  Change Management
      A.  Data Center Security                 E.  Recovery Management
          Requirements                         F.  Batch Processing Management
      B.  Physical Security                    G.  Online Processing Management
                                               H.  Performance Management
  V.  DISASTER RECOVERY                        I.  Capacity Management

      A.  Overview
      B.  Critical Applications
      C.  Disaster Recovery Plan Outline
      D.  Operations                       XIII. LEGEND OF ASSIGNEES

  VI. PRODUCTION                           XIV. HARDWARE LISTING

      A.  Production Support                   A.  Hardware  in  the  ISSC Data
                                                   Center and Configuration
  VII. ISSC  SYSTEM  HARDWARE  SERVICE
      CALL PROCEDURES                      XV. CUSTOMER  SOFTWARE  REQUIREMENTS
                                               BY APPLICATION VERSUS SYSTEM
      A.  ISSC System Hardware
      B.  CES System Hardware (at ISSC         A.  Application Requirements
          Locations)                           B.  System Software

   VIII. OPERATIONS HELP DESK              XVI. CUSTOMER APPLICATIONS

       A.  Scope                               A.  List  of  Customer  Applica-
       B.  Help  Desk  Procedures  Doc-            tions
           umentation
       C.  Escalation/Alert Process        XVII. APPLICATION AVAILABILITY
       D.  Executive Alert Process
                                               A.  On-line   and   Batch   Time
   IX. NETWORK CONFIGURATIONS                      Frames

       A.  Data Center to Customer Con-
           nection
                                January 10, 1995
  ISSC/CES Confidential            Schedule F                       Page 1 of 1
  cesskdf

  ISSC / Ceridian Corporation

  Agreement for Information Technology Services
  -----------------------------------------------------------------------------

                                   Schedule G
                           Disaster Recovery Services


  Section G-1


  I.  INTRODUCTION
      Beginning on the Execution Date, ISSC will be responsible for the pro-vision of Disaster Recovery capability and services to CES. In the event the Services provided to CES are interrupted due to a declared Disaster during the period following the Execution Date during which the Disaster Recovery Plan is being developed, ISSC will provide Disaster Recovery services on a commercially reasonable efforts basis.
      It is ISSC's intent to provide Disaster Recovery services for Critical Applications at a level of performance which will allow CES to restore and continue those functions which are vital to the continuation of CES's business operations during a declared Disaster. ISSC will make commer-cially reasonable efforts to meet the Performance Standards during such Disaster; provided, however, ISSC will not be liable for Service Credits while providing Services from the Disaster Recovery Center.

  II. DEFINITIONS

      A. "Configuration" means the hardware and Software, set forth in Section G-2, designated for support of the Critical Applications during a declared Disaster.

      B. "Critical Applications" means the applications specified by CES to support CES's vital business functions in the event of a Disaster.

      C. "Disaster" means any unplanned interruption of information processing for CES, due to causes beyond the control of CES or ISSC, which sig-nificantly impairs the ability of ISSC to operate the Critical Appli-cations at the Data Center. Examples are:

          1.  loss of the building to fire;

          2.  loss of power to the facility due to hurricane damage; and

          3.  inability to access the facility due to a chemical spill, etc.

      D. "Disaster Recovery" means the restoration, at a location other than the Data Center, of Critical Applications following a declared Dis-aster.

      E. "Recovery Center" means the facility located at 3405 West Dr. Martin Luther King Jr. Boulevard, Tampa, Florida 33607, from which ISSC pro-vides Disaster Recovery services.

  III. SERVICES

                                January 10, 1995
  ISSC/CES Confidential            Schedule G                       Page 1 of 9
  cesskdg

      A.  Disaster Recovery Plan
          The plan for recovering the Critical Applications, necessary for con-tinuation of the vital business processes of CES, will be developed and tested prior to 7/1/95 (the "Disaster Recovery Plan") and will be amended as appropriate throughout the Term, and will include, but not be limited to, the following:

          o a brief description of the critical services and functions, including a prioritized listing of the Critical Applications;

          o   the hardware and Software comprising the Configuration;

          o the hardware and Software necessary for connection to the Data Network;

          o   ISSC's and CES's recovery responsibilities;

          o   contact listings of key personnel;

          o   identification of recovery teams;

          o   recovery scenarios;

          o   criteria for Disaster declaration, recovery and testing;

          o names of those individuals who are authorized by each Party to declare a Disaster;

          o   backup process and components;

          o   notification procedures;

          o   recovery information, procedures, schedules, etc.;

          o   testing results and any required corrective action plans; and

          o   procedures for maintaining the Disaster Recovery Plan.

          A listing of the Critical Applications specified by CES will be included in Section G-3 of this Schedule.
          ISSC will provide a representative who is knowledgeable in Disaster Recovery planning and the Disaster Recovery Plan for the Services covered by the Agreement to serve as a single point of contact for CES's Disaster Recovery related communications and activities. The ISSC representative will be responsible for the development and main-tenance of the Disaster Recovery Plan and will ensure safe storage and distribution of copies as follows:

          1.  off-site vital records storage;

          2.  CES's Disaster Recovery coordinator;

          3.  ISSC's Disaster Recovery coordinator; and

          4.  ISSC Project Office.



                                January 10, 1995
  ISSC/CES Confidential            Schedule G                       Page 2 of 9
  cesskdg

          ISSC, in cooperation with CES, will review and update, if necessary, the Disaster Recovery Plan on an annual basis or as warranted by business and/or technical changes to ensure compatibility with CES's and ISSC's overall Disaster Recovery strategies and related plans. The Disaster Recovery Plan will be tested annually. Any additional updates which are necessary as a result of actions by CES will be considered New Services.
          ISSC, in cooperation with CES, will test the Disaster Recovery Plan initially within 90 days after the plan is completed, assuming avail-ability of the Recovery Center and the CES provided network connectivity, and annually thereafter to ensure the plan remains practicable and current. Disaster Recovery testing will be coordi-nated with CES and ISSC will provide CES with a report of the test results following each Disaster Recovery test.

      B.  Data Center Recovery
          The declaration of a Disaster will require mutual agreement of the representatives designated by ISSC and CES and specified in the Dis-aster Recovery Plan.

          1. In the event of a declared Disaster, ISSC will take immediate action to prepare the Recovery Center for use and will provide the Configuration resources specified in Section G-2 to support CES's Critical Applications. Except as described in Section C below, restoration of Services for the Critical Applications will be provided within 24 hours, if data volumes permit, or a maximum of 48 hours after a Disaster is declared and will include, but not be limited to:

              a. delivering the data and Software archived in off-site storage to the Recovery Center designated in the Disaster Recovery Plan or at such other location as may be established by ISSC thereafter;

              b. rerouting the data communications circuits to the Recovery Center;

              c. operating the Critical Applications on the Configuration at the Recovery Center; and

              d. providing reasonable office space at the Recovery Center to CES, if required.

          2. In the event of a Disaster, access to the Recovery Center or other recovery facility will be on a first-come-first-served basis and may be shared with other subscribers also experiencing a Disaster. CES will be provided priority access over:

              a.  customers who are not Disaster Recovery services customers;

              b.  customers who have scheduled testing; and

              c. customers who subsequently notify the Recovery Center that they have declared a Disaster.

          3. If the Recovery Center specified above is not available when a Disaster is declared, Disaster Recovery services will be provide

                                January 10, 1995
  ISSC/CES Confidential            Schedule G                       Page 3 of 9
  cesskdg
              at another Recovery Center or at an ISSC internal information processing facility in the committed 48 hours. ISSC will actively cooperate with CES to assist CES in moving network connectivity to the alternate Disaster Recovery Center.




                                January 10, 1995
  ISSC/CES Confidential            Schedule G                       Page 4 of 9
  cesskdg

      C.  24 Hour Recovery Option
          Beginning on July 1, 1995 and for a period of two years immediately thereafter, ISSC will provide Disaster Recovery for CES's operating environment at the Disaster Recovery Center in 24 hours or less at no additional charge to CES, with such commitment based on the following conditions:

          1. backup tapes for Systems Software, Applications Software and required customer data are stored at the Disaster Recovery Center and that such tapes are refreshed on a weekly basis.

          2.  total  capacity  of  such  backup  tapes  does  not  exceed   180
              gigabytes; and

          3. backup tapes are created using the "volume dump" process using the DFDSS facility while the Applications are inactive, or some other mutually agreed upon process.

          Disaster Recovery shall include restoration of the backup Systems Software, Applications Software and base customer databases as pro-vided on the weekly backup tapes to DASD at the Disaster Recovery Center and IPL of the Software to provide the environment for CES. CES is responsible for restoring the customer databases currency and such restoration time is not included in the 24 hour Disaster Recovery period.
          After July 1, 1997 CES may elect to continue or reinstate the 24 Hour Disaster Recovery option, in which case ISSC will either continue to provide or provide once again 24 Hour Disaster Recovery. To rein-state 24 Hour Disaster Recovery will require 90 days prior written notification and six months minimum commitment to the service. The monthly price for the 24 Hour Disaster Recovery option is set forth in the Supplement under Disaster Recovery Options.

      D.  Multiple Annual Tests
          CES may elect to have more that one annual test of the effectiveness of the Disaster Recovery Plan, adequacy of the Disaster Recovery Center and ISSC's and CES's ability to execute Disaster Recovery Plan procedures. The fee for each additional test over the one annual test provided under this Agreement is set forth in the Supplement under Disaster Recovery Options and is predicated upon available test time at the Disaster Recovery Center.
          In order to simulate an actual Disaster and test the effectiveness of the ISSC, CES and Disaster Recovery Center operations personnel in executing the Disaster Recovery Plan, CES may schedule such test(s) with an executive at the Disaster Recovery Center who will reserve the resources without reference to customer identity. CES acknowl-edges the ISSC personnel performing the test will be the same per-sonnel providing the day-to-day operations at the Data Center and that a test scheduled without local notification may affect ISSC's ability to meet the Performance Standards and Minimum Service Levels. Accordingly, CES agrees to relieve ISSC of the Performance Standards and Minimum Service Levels to the extent so affected. Also, a simu-lated unplanned test may not occur prior to the initial test of the Data Recovery Plan.

      E.  Status Notification


                                January 10, 1995
  ISSC/CES Confidential            Schedule G                       Page 5 of 9
  cesskdg

          ISSC will inform CES whenever there is insufficient resources at the Disaster Recovery Center to accommodate and recover CES in accordance with the Disaster Recovery Plan.

      F.  Data Network Recovery
          CES will be responsible for developing a local area network ("LAN") and wide area network ("WAN") recovery plan for inclusion in the Dis-aster Recovery Plan. LAN and WAN processing capabilities as well as connectivity to the Data Center will also be the responsibility of CES. ISSC is not responsible for end user recovery in the event of a Disaster.

      G.  Resources and Growth
          The resources for Disaster Recovery services are the capacities of the Configuration listed in Section G-2 of this Schedule. Growth in the Configuration will be provided at a rate necessary to support the percent of growth in the Equipment Plan and Baselines set forth in Schedule J and the Supplement without an increase in price to CES. Section G-2 of this Schedule will be updated with each change to the Configuration.

      H.  New Services
          Additional services, functions or capacity beyond that specified in Section G-2 will be added at the request of CES as New Services subject to Section 7.6 of the Agreement.

  IV. SERVICES RESPONSIBILITIES MATRIX
      The Services Responsibilities Matrix attached as Exhibit G-1 to this Schedule summarizes the role and responsibilities of ISSC and CES.





   January 10, 1995
  ISSC/CES Confidential            Schedule G                       Page 6 of 9
  cesskdg

                                   Schedule G
                           Disaster Recovery Services


  Section G-2
  Configuration


  The  Disaster  Recovery  services will be provided by ISSC with the following
  Configuration:


     MACHINE DESCRIPTION     TYPE      MODEL     QTY
     ___________________     ____      _____     ___
     ES9000 CPU              9021      740       01
     Triple Capacity DASD    3390      X3X       18
     Tape Cartridge Unit     3490                02
     Communications Controlle3745      210       01


  NOTE:The above Configuration is subject to change as CES business operations and priorities change and/or Recovery Center technology changes. The above is the Configuration through year end 1997 to accommodate the Equipment Plan set forth in Section H-2 of Schedule H and then will be changed to accommodate annual growth designated in the Capacity Plan set forth in the Supplement; provided, however that such growth in the above Configuration will be adjusted in accordance with CES's deferral or acceleration of capacity. For example if CES accelerates capacity then capacity of the above Configuration would be increased by the same relationship percentage of the accelerated capacity to the installed capacity. The converse will be true for deferral of capacity.

  NOTE If the installed 3745 does not replace the functionality of the installed 3172, then a 3172 or compatible backup machine will be pro-vided to supplement the above Configuration.




                                January 10, 1995
  ISSC/CES Confidential            Schedule G                       Page 7 of 9
  cesskdg

                                   Schedule G
                           Disaster Recovery Services


  Section G-3
  Critical Applications


  CES's Critical Applications supported by the Configuration listed in Section G-2 will be listed here, when identified, and included as part of the Dis-aster Recovery Plan. In the event a Disaster occurs prior to the Parties completing this Section G-3, ISSC will run those Applications, as prioritized by CES, which are capable of running on the Configuration specified in Section G-2.







                                To Be Determined






                                January 10, 1995
  ISSC/CES Confidential            Schedule G                       Page 8 of 9
  cesskdg

                                   Schedule G
                           Disaster Recovery Services

  Exhibit G-1
  Services Responsibilities Matrix

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ]              DISASTER RECOVERY              +--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ] DEFINE REQUIREMENTS                         ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] DEVELOP & IMPLEMENT PLAN                    ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] --ISSC MACHINES                             ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ] --CES-RETAINED MACHINES                     ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] --APPLICATIONS                              ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] --NETWORK                                   ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] --LAN                                       ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] DEFINE TEST                                 ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] ESTABLISH TEST DATES                        ]      X       ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] COORDINATE TEST - CES-RETAINED MACHINES     ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] COORDINATE TEST - ISSC MACHINES             ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ] EXECUTE TEST                                ]      X       ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] UPDATE & MAINTAIN DOCUMENTATION             ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] --ISSC MACHINES                             ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ] --CES-RETAINED MACHINES                     ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] --APPLICATIONS                              ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] --NETWORK                                   ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] --LAN                                       ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+





                                January 10, 1995
  ISSC/CES Confidential            Schedule G                       Page 9 of 9
  cesskdg

  ISSC / Ceridian Corporation

  Agreement for Systems Operations Services
  -----------------------------------------------------------------------------



                                   Schedule H
                               Implementation Plan


  Section H-1
  Implementation Plan Outline

  Following is an outline of the tasks necessary to complete the implementation of CES' future operating systems to the hardware platform at the Data Center. A detailed plan (the "Implementation Plan") will be developed by the Exe-cution Date and will be amended throughout the Term and will be appended as Attachment H-3 to this Schedule H.

  I.  OVERVIEW

      A.  Introduction
          The Implementation Plan will describe the tasks and resources required to implement an MVS operating environment at the Data Center and will include the following:

          1.  the goals, expectations and individual objectives of the Parties;

          2. the technical assumptions and dependencies inherent to the success of the transition; and

          3. the time frames, target dates and the individuals assigned to each task.

          The plan will be modified, upon mutual agreement of the Parties, as new requirements emerge and additional technical constraints demand. Revised versions of the plan will be provided on a timely basis to the CES Project Executive and to other CES designated personnel.

      B.  Implementation
          There are two major objectives during implementation:

          1. provide an MVS platform for CES to develop and implement their new Signature 2000 Service for the purpose of moving their existing customer base to as well as utilizing for all new cus-tomers; and

          2. implement standard ISSC conventions, disciplines, and products as applicable, while maintaining flexibility in meeting the needs of CES's Business, to provide increased levels of service to CES and minimize future constraints and costs; provided, however, that any naming conventions that will cause the Business Units' Appli-cations Software to be incompatible with CES's mid-size regions will be reviewed with and have CES's approval prior to implemen-tation.

                                January 10, 1995
  ISSC/CES Confidential            Schedule H                       Page 1 of 8
  cesskdh

      C.  Methodology
          A matrix management system will be utilized indicating the resources assigned by CES and ISSC. Major activities will be assigned to the appropriate resource as designated by CES and ISSC. Each major activity will have its own plan which in turn will be integrated into the overall Implementation Plan by the ISSC Transition Manager and assigned staff.
          Normal communication channels will be used on a day-to-day basis during plan execution. A weekly status meeting will be held with the members of the transition team and will provide the initial esca-lation point during the transition. The frequency of these status meetings may be altered upon mutual agreement of the Parties. All issues and concerns will be documented and managed to resolution.








                                January 10, 1995
  ISSC/CES Confidential            Schedule H                       Page 2 of 8
  cesskdh

      D.  Roles and Responsibilities

          1.  ISSC Responsibilities
              ISSC has primary responsibility for the development and implemen-tation of the Implementation Plan. Responsibilities include the management of status meetings and the tracking of all tasks. Regular updates will be provided to CES management on a timely basis describing the following:

              a.  activities scheduled for this reporting period;

              b.  activities planned for the next reporting period;

              c.  change control activity

                  o   Cumulative

                  o   Approved

                  o   Rejected

                  o   In-Progress; and

              d.  concerns/recommendations.

          2.  CES Responsibilities
              CES will be required to assign personnel to the implementation team.

              a. Staff from ISSC and CES will be given the responsibility to jointly develop individual plan chapters, including the iden-tification of tasks needed to complete each major activity.

              b. Representation and input from CES End User organizations will be required to define the criteria within the Implementation Plan that verifies the migration of the CES application func-tions to the Data Center.

  II.  IMPLEMENTATION PLAN

      A.  Activity 1: Hold Joint Planning Session
          A joint planning session will be completed within approximately ten days of the Execution Date. The objective of this session will be to develop task level detail for all implementation activities. Appro-priate CES and ISSC management participation will be required throughout the sessions and key management representatives must be present when plans relating to their area are being developed.

      B.  Activity 2: Document Detailed Implementation Plan
          As implementation tasks are identified by the participants of the joint planning session, they will be documented in the Implementation Plan.
          Responsibility for development of the plan will be shared by ISSC and CES. ISSC is responsible for documenting the plan and CES is respon-sible for reviewing and approving the plan.

      C.  Activity 3: Develop Implementation Schedule

                                January 10, 1995
  ISSC/CES Confidential            Schedule H                       Page 3 of 8
  cesskdh

          Critical implementation activities with committed deliverable dates will be agreed to and documented between ISSC and CES.
          The implementation schedule will include go/no go criteria and check point meetings to review the status of all implementation activities.









                                January 10, 1995
  ISSC/CES Confidential            Schedule H                       Page 4 of 8
  cesskdh

                                   Schedule H
                               Implementation Plan


  Section H-2
  Equipment Plan


  I.  Activity 1: 12/09/94                  V.  Activity 5: 04/96
      A.  Install 9121-480                      A.  Install 9672 (60 MIPS)  Site
      B.  Install 3390-003 (90 Gig)                 2
      C.  Install 3990-006                      B.  Install   3495-L20  with  16
      D.  Install 3172-003                          3490 transports
      E.  Install 3745-210                      C.  Install 3745-210
  II. Activity 2: 04/95                     VI. Activity 6: 08/96
      A.  Install   3495-L20  with  16          A.  Install 9672 (50 MIPS)  Site
          3490 transports                           1
      B.  Install 8 3490 transports         VII. Activity 7: 12/96
      C.  Install 2 9391-A10  *                 A.  Upgrade 9672 (+50 MIPS) Site
      D.  Install 32 9392-B13  *                    2
  III. Activity 3: 06/95                    VIII. Activity 8: 08/97
      A.  Install 4 3420                        A.  Upgrade 9672 (+70 MIPS) Site
      B.  Install 8 3480                            1
  IV. Activity 4: 08/95                         B.  Upgrade 9672 (+40 MIPS) Site
      A.  Upgrade 9121-480 to 9121-621              2


  NOTE:See DASD Baseline for growth and timing.

  NOTE One A10 and sixteen B13s are replacing the 3390 DASD installed 12/94.







                                January 10, 1995
  ISSC/CES Confidential            Schedule H                       Page 5 of 8
  cesskdh

                                   Schedule H
                               Implementation Plan


  Section H-3
  Implementation Plan

  ITEM                             PERCENTSTART     END
  NO.  TASK NAME                   COMPLETEDATE    DATE  RESPONSIBILITY

  1.   PHASE I - BASE SYSTEM AVAILABL1011/08/9412/15/94  ISSC
  2.     Kickoff Meeting            10011/08/9411/08/94  CES & ISSC
  3.     Order Equipment             6711/08/9411/22/94  ISSC
  4.      Order Teleco Lines        10011/08/9411/08/94  CES
  5.      Order CPU and DASD        10011/08/9411/11/94  Heimbach
  6.      Order ESCON Channels      10011/08/9411/11/94  Heimbach
  7.      Determine Network Connecti10011/08/9411/09/94  Zents
  8.      Order 3172                10011/10/9411/11/94  Heimbach
  9.      Order 3745                10011/10/9411/11/94  Hartert
  10.     Source System Cables and F10011/11/9411/15/94  Copeland
  11.     Determine Console Reqmts  10011/08/9411/11/94  Wilcox
  12.     Order Console Furniture   10011/11/9411/11/94  Wilcox
  13.     Source 3174 and Consoles  10011/11/9411/15/94  Hartert
  14.     Order Communications Racks10011/08/9411/08/94  Headley
  15.     Determine Tape Reqmts (Type/011/11/9411/22/94  CES
  16.     Order Initialized Tapes   10011/11/9411/15/94  Wilcox
  17.     Order Tapeview Equipment    011/11/9411/15/94  Wilcox
  18.    Order System Software       1911/08/9411/30/94  ISSC
  19.     Determine Initial MVS Vers10011/08/9411/08/94  Mayer
  20.     Investigate MVS 4.3 Platfo10011/08/9411/11/94  ISSC
  21.     Order MVS 4.3 Platform/Pro10011/11/9411/11/94  Coble
  22.     Order Additional IBM Product011/14/9411/15/94  Garner
  23.     License IBM Software Product011/15/9411/30/94  Garner
  24.     Obtain CPU Serial Number  10011/14/9411/15/94  Hartert
  25.     Order/License OEM Software P011/08/9411/23/94  CES
  26.    Facilities                  2211/11/9411/28/94  ISSC
  27.     Develop configuration/conn10011/14/9411/14/94  ISSC
  28.     Determine any reqmts for T10011/14/9411/14/94  ISSC
  29.     Create System/Network Diag10011/11/9411/14/94  ISSC
  30.     Determine Equipment Placemen011/14/9411/18/94  Copeland & Headley
  31.     Prepare area for CPU and DAS011/18/9411/28/94  Copeland
  32.     Dismantle Microfiche Room 10011/11/9411/16/94  Hartert
  33.     Create Space for Network Equ011/14/9411/28/94  Wilcox
  34.     CES Visit-Network Responsibi011/18/9411/18/94  Martin & Headley
  35.     Prepare area for Network Equ011/18/9411/28/94  Headley
  36.     Prepare area for Consoles   011/18/9411/28/94  Wilcox
  37.     Determine Terminal Area fo10011/15/9411/18/94  Hartert
  38.     Build System on TEC2        011/14/9412/02/94  Mayer
  39.     Receive MVS 4.3 Platform    011/15/9411/18/94  Mayer
  40.     Update TEC2 IOCP/GEN for Sys011/14/9411/18/94  Coble
  41.     Change to Activate New IOCP 011/20/9411/20/94  Coble
  42.     Load Platform onto TEC2     011/15/9411/18/94  Mayer
  43.     Setup Data Set Naming Conven011/14/9411/18/94  ISSC & CES
  44.     Install/Customize IBM Softwa011/15/9411/30/94  ISSC
  45.     Customize RACF              011/21/9412/02/94  Walker & Bates
  46.     Customize DB2               011/21/9412/02/94  Jones
  47.     Customize CICS              011/21/9412/02/94  Armstrong & Bates

                                January 10, 1995
  ISSC/CES Confidential            Schedule H                       Page 6 of 8
  cesskdh


                                   Schedule H
                               Implementation Plan

  Section H-3
  Implementation Plan

  ITEM                             PERCENTSTART     END
  NO.  TASK NAME                   COMPLETEDATE    DATE  RESPONSIBILITY
  48.     OEM Software Products Receiv011/18/9411/30/94  CES
  49.     Install/Customize OEM Softwa011/18/9412/02/94  ISSC
  50.     IPL System on TEC2          011/16/9411/28/94  Mayer
  51.     Test Base CES System on TEC2011/16/9412/02/94  ISSC
  52.    System Installation          111/11/9412/15/94  ISSC
  53.     Receive Equipment           311/11/9411/30/94  Copeland
  54.     ES9000-480                  011/21/9411/30/94  Copeland
  55.     ESCON Channels              011/21/9411/30/94  Copeland
  56.     3990/3390s                  011/21/9411/30/94  Copeland
  57.     3172 and ICP Software       011/21/9411/30/94  Copeland
  58.     3745                        011/18/9411/23/94  Copeland
  59.     System Cables and Fiber     011/18/9411/23/94  Copeland
  60.     3174                      10011/11/9411/11/94  Hartert
  61.     Consoles                  10011/11/9411/11/94  Hartert
  62.     CES Telecommunications      011/28/9412/15/94  CES
  63.     Installation of WILTEL T1.5s012/15/9412/15/94  CES
  64.     Receive WELLFLEET Router    011/28/9411/30/94  CES
  65.     Receive SAA Gateway         011/28/9411/30/94  CES
  66.     Receive Token Ring Hub      011/28/9411/30/94  CES
  67.     Installation of Phone Line  011/28/9411/30/94  CES
  68.     Receive Dial MODEM for Route011/28/9411/30/94  CES
  69.    Installation Activities      011/18/9412/04/94  ISSC
  70.     Pre-lay Cables              011/18/9411/30/94  Copeland
  71.     Cable from TELCO Room       011/21/9411/30/94  Headley
  72.     Cable Terminal Room for CES 011/21/9411/30/94  Copeland
  73.     Install ESCON Channels to ES011/28/9412/04/94  Stephens
  74.     Install System Equipment    011/28/9412/04/94  Stephens
  75.     Install Telecommunications E011/28/9412/04/94  CES
  76.     Install Operations Console  011/28/9412/04/94  Wilcox
  77.     Install phone  at Console   011/21/9411/30/94  Wilcox
  78.     Install Tapeview            011/28/9412/04/94  Wilcox
  79.    Initialize and Test System   011/21/9412/08/94  Mayer
  80.     Create IOCDS/IOCP for ES9000011/21/9411/30/94  Mayer
  81.     Migrate TEC2 Software to CES012/01/9412/05/94  Mayer
  82.     IPL CES System              012/01/9412/05/94  Mayer
  83.     Test System Software        012/01/9412/08/94  Mayer
  84.     Test Network Connectivity   012/01/9412/08/94  Zents & Headley
  85.     Test Print to CES           012/01/9412/08/94  Zents & CES
  86.    Operations                   011/28/9412/08/94  Wilcox
  87.     Training on New Software Pac011/28/9412/08/94  Wilcox
  88.     Tape Rack for CES           011/28/9412/05/94  Wilcox
  89.     Receive Initialized Tapes   011/28/9412/05/94  Wilcox
  90.     Backup Schedule/Jobs        011/28/9412/08/94  Wilcox
  91.    Create Procedures Manual     011/14/9412/06/94  Crenshaw
  92.     Define Operations Procedures011/21/9412/06/94  Wilcox
  93.     Define Problem Management Pr011/14/9412/06/94  Crenshaw
  94.     Define Change Management Pro011/14/9412/06/94  Crenshaw


  ISSC/CES Confidential            Schedule H                       Page 7 of 8
  cesskdh

                                   Schedule H
                               Implementation Plan

  Section H-3
  Implementation Plan

  ITEM                             PERCENTSTART     END
  NO.  TASK NAME                   COMPLETEDATE    DATE  RESPONSIBILITY
  95.     Define Communications/Help D011/14/9412/06/94  Crenshaw
  96.     Review Procedures Manual wit012/01/9412/06/94  Crenshaw
  97.  SYSTEM AVAILABLE               012/09/9412/09/94  ISSC
  98.  PHASE II - APPLICATION DEV & TE012/09/9408/14/95  ISSC & CES
  99.    Install Tesseract Application012/12/9412/16/94  CES
  100.   Verify Tesseract Applications012/19/9412/23/94  CES
  101.   System Benchmarking          001/10/9506/01/95  CES
  102.   Flight Simulator Ready       002/01/9502/01/95  CES
  103.   Develop Disaster Recovery Pla012/09/9401/31/95  ISSC & CES
  104.   Create 2nd LPAR              001/15/9502/15/95  ISSC
  105.   Migrate DEC System           002/01/9503/01/95  CES
  106.   Implement Automated Tape Unit002/01/9503/15/95  ISSC
  107.   Upgrade to MVS 5.1           001/02/9503/31/95  ISSC
  108.   Upgrade 3390 to RAMAC DASD   004/01/9504/30/95  ISSC
  109.   Migrate from 3172 to 3745    005/01/9506/01/95  ISSC & CES
  110. PHASE III - IMPLEMENTATION PLAN0
  111.   CES Beta Test                006/01/9508/14/95  CES
  112.   Upgrade 480 to 621           007/01/9508/01/95  ISSC
  113. CES PRODUCTION                 008/15/9508/15/95  CES
  114. PHASE IV - SITE 2 INSTALLATION 0
  115.   Site 2 Decision Go/No Go     006/01/9506/01/95  CES
  116.   Begin Site 2 Build           008/01/95          ISSC
  117.   9672 60 MIPS Installed Site 2004/01/96          ISSC
  118.   Install 3495-L20 w 16 3490 Tr004/01/96- InternalISSC
  119.   Install 8 3490 Transports - E004/01/96          ISSC
  120.   Site 1 to 110 MIPS (Add a 50 008/15/96)         ISSC
  121.   Site 2 to 110 MIPS (Add a 50 012/01/96)         ISSC
  122.   Site 1 to 180 MIPS (Add a 70 008/15/97 Upgrade) ISSC
  123.   Site 2 to 150 MIPS (Add a 40 008/15/97 Upgrade) ISSC


                                January 10, 1995
  ISSC/CES Confidential            Schedule H                       Page 8 of 8
  cesskdh

  ISSC / Ceridian Corporation

  Agreement for Information Technology Services
  -----------------------------------------------------------------------------



                                   Schedule I
                              Operations Help Desk


  I.  INTRODUCTION
      ISSC will provide an operations help desk to provide Data Center informa-tion and status and provide and/or coordinate Levels I, II and III Data
      Center Operations and Systems  Software  support  for  the  Data  Center.
      Calls to the ISSC operations help desk will be initiated by the CES help desk for CES.

  II. ISSC DATA CENTER HELP DESK RESPONSIBILITIES
      The ISSC Data Center help desk will perform the following typical func-tions for both the production and test environments:

      A.  receive calls from the CES help desk;

      B. initiate a problem management record ("PMR") for all Services outages;

      C.  perform Level I problem determination;

      D. route call to applicable services provider, e.g., maintenance vendor in the case of a data center ISSC Machine malfunction and/or ISSC
          Systems Software support for systems programming problems;

      E. monitor Data Center problems to resolution and report progress to CES help desk;

      F.  close the PMR at problem resolution;

      G.  confirm problem resolution with CES help desk;

      H. provide a monthly summary of all problems opened and closed during the reporting period in accordance with the Procedures Manual;

      I. provide assistance for problems pertaining to the procedures for the new environment;

      J.  report on the status of batch jobs upon request;

      K. notify designated CES personnel of systems or equipment failures, or of an emergency, according to the Procedures Manual; and

      L. maintain and distribute an updated Help Desk telephone number listing.

      Hours of Operation
      The ISSC Operations Help Desk hours will be 24 hours a day, 7 days a week.

  III. CES RESPONSIBILITIES
      CES will:

      A.  provide single-point-of-contact for CES users;

      B. contact the ISSC Data Center help desk for Data Center information and problems;

      C. provide feedback to CES users concerning information requests and problem status for problems referred to the ISSC Data Center help desk;

      D. route call to applicable services provider, e.g., maintenance vendor in the case of a data center CES-Retained Machine malfunction, appli-cations support for systems programming problems, CES help desk for LAN or WAN problems, CES AD/M personnel for Applications Software or applications problems, etc.;

      E.  recycle, start and stop devices at CES end user or CES AD/M request;

      F.  reset passwords;

                                January 10, 1995
  ISSC/CES Confidential            Schedule I                       Page 1 of 3
  cesskdi


      G.  report on the status of batch jobs upon request;

      H.  perform end user and applications support, operations  and  training;
          and

      I. maintain an updated listing for use by the ISSC Data Center help desk for contacting appropriate CES personnel for assistance/notification as specified above.

  IV. ISSC DATA CENTER HELP DESK FLOW

                                  +------------+
                                  |   USERS    |
                                  |            |
                                  +------|-----+
                                         |
                                  +------|-----+
           +--------------------->|   CES      |<------------------------------------+
           |     +-----------+    | Help Desk  |                                     |
           |---->|    CES    ---+ +------|-----+                   +------------+    |
           |     |   AD/M    |  |        |           +-------------|   CES      |<---|
           |     +-----------+  |        |           |       |     |COMMO SPT   |    |
           |                    |        |           |       |     +------------+    |
           |                    |        |           |       |                       |
           |               +----|--------|-----------|--+    |     +------------+    |
           |               | ISSC Data Center Help Desk |    +-----|   CES      |<---|
           |               +-------------|--------------+          |TECH SVCS   |    |
           |                             |                         +------------+    |
           |                             |                                           |
           |                             |                                           |
           |                             |                                           |
           |                        +----|----+                  +---------+         |
           |       Info/Status      | Info or |   Problem        | ISSC    | No      |
           +------------------------| Problem |----------------->| Problem |-------->|
                                    +---------+                  +----|----+         |
                                                                   Yes|              |
                                                                 +----|----+         |
                                                                 |  Open   |         |
                                                                 |  PMR    |         |
                                                                 +----|----+         |
                                                                      |              |
             +---------------------------+                      +-----|-----+        |
        +----|----+                 +----|----+                 | Dispatch  |        |
        |Escalate |            No   | Problem |<----------------| Svc Vendor|        |
        |   as    |<----------------| Resolved|                 | &/or Route|        |
        |Required |                 +----|----+                 | to Tech.  |        |
        +---------+                   Yes|                      +-----------+        |
                                    +----|----+                                      |
                                    |  Close  |   Notify CES                         |
                                    |  PMR    |--------------------------------------+
                                    +----|----+
                                         |
                                    +----|----+
                                    | Update  |
                                    | Monthly |
                                    | Records |
                                    +---------+

  V.  SERVICES RESPONSIBILITIES MATRICES
      The  Services  Responsibilities  Matrices attached as Exhibit I-1 to this
      Schedule summarizes the roles and responsibilities of the ISSC and CES help desks.



                                January 10, 1995
  ISSC/CES Confidential            Schedule I                       Page 2 of 3
  cesskdi

                                   Schedule I
                              Operations Help Desk

  Exhibit I-1
  Services Responsibilities Matrices

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ] HELP DESK - ISSC (DATA CENTER OPERATIONS ONL+--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ] ANSWER CALLS FROM CES HELP DESK             ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ] PROBLEM MANAGEMENT                          ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- RECORD PROBLEMS                         ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- TRACK PROBLEMS THROUGH RESOLUTION       ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- PROVIDE FEEDBACK TO CES HELP DESK       ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ] PROBLEM SUPPORT (ISSC MACHINES)             ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ] INVOKE PROPER PROBLEM RESOLUTION RESOURCES  ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ] DISPATCH SERVICE PROVIDER (ISSC MACHINES)   ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ] FOLLOW-UP FOR RESOLUTION STATUS (ISSC       ]      X       ]              ]
  ] MACHINES)                                   ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] ESCALATE TO NEXT LEVEL OF SUPPORT (ISSC     ]      X       ]              ]
  ] MACHINES)                                   ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] NOTIFY CES HELP DESK OF SYSTEMS             ]      X       ]              ]
  ] AVAILABILITY (EXCEPTION PROCESS ONLY)       ]              ]              ]
  +---------------------------------------------+--------------+--------------+

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ]               HELP DESK - CES               +--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ] ANSWER CALLS FROM USERS                     ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] PROBLEM MANAGEMENT                          ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- RECORD PROBLEMS                         ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- TRACK PROBLEMS THROUGH RESOLUTION       ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- PROVIDE FEEDBACK TO USERS               ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- INTERFACE WITH ISSC HELP DESK           ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] INVOKE PROPER PROBLEM RESOLUTION RESOURCES  ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] DISPATCH SERVICE PROVIDER (CES-RETAINED     ]              ]       X      ]
  ] MACHINES)                                   ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] COORDINATE SERVICE/MAINTENANCE CALLS        ]              ]       X      ]
  ] (CES-RETAINED MACHINES)                     ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] FOLLOW-UP FOR RESOLUTION STATUS             ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] ESCALATE TO NEXT LEVEL OF SUPPORT           ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] NOTIFY USERS OF SYSTEMS AVAILABILITY        ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] LEVEL ONE AND LEVEL TWO SUPPORT OF CES      ]              ]       X      ]
  ] SYSTEMS & APPLICATIONS                      ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] LEVEL ONE AND LEVEL TWO SUPPORT OF          ]              ]       X      ]
  ] CES-RETAINED MACHINES                       ]              ]              ]
  +---------------------------------------------+--------------+--------------+
                                January 10, 1995
  ISSC/CES Confidential            Schedule I                       Page 3 of 3

   cesskdi

  ISSC / Ceridian Corporation

  Agreement for Information Technology Services
  -----------------------------------------------------------------------------

                                   Schedule J
                    ISSC Charges, Measures of Utilization and
                           Financial Responsibilities


  I.  INTRODUCTION
      This Schedule J describes the methodologies for calculating the charges with respect to the Services being provided to CES pursuant to the Agree-ment, other than those Services which may be provided to CES on an Out-of-Pocket Expenses billing basis or to the extent the Agreement expressly provides otherwise. The Annual Services Charge ("ASC"), as adjusted by Acceleration Charges, Deferral Credits, Site 2 Credits, Additional Resource Charges ("ARCs"), Baseline Adjustment charges and credits (the "Adjusted ASC"), the Cost of Living Adjustment ("COLA") and the related charge provisions set forth in Section 7 of the Agreement are intended, in the aggregate, to compensate ISSC for all of the resources used in providing the Services. In addition, this Schedule J describes the Equipment Installation Plan and the measures of resource utilization and the tracking thereof.
      All capitalized terms used and not defined in this Schedule J shall have the same meanings given them in the Agreement, Supplement or other Sched-ules.

  II. ANNUAL SERVICES CHARGE
      The Annual Services Charge is the fixed charge to CES for ISSC's pro-vision of the Services and includes the quantity of Resource Units set forth under Capacity Plan and Baselines in the Supplement.
      Beginning on the Execution Date and monthly thereafter, ISSC will invoice CES in advance for the proportional monthly amount of the Annual Services Charge due ISSC. The monthly amount will be calculated by dividing the Annual Services Charge specified in the Supplement by 12, which will then be netted with any applicable credits and charges as described in this schedule to arrive at the Adjusted ASC.

  III. COST OF LIVING ADJUSTMENT
      The Parties agree to use the December unadjusted Consumer Price Index, as published in the "Summary Data from the Consumer Price Index News Release" by the Bureau of Labor Statistics, U.S. Department of Labor, For All Urban Consumers, ("CPI-U"), for purposes of determining actual inflation.
      ISSC will calculate the Cost of Living Adjustment beginning in January following the Commencement Date using the factor specified below, (the "COLA Factor"). If such factor is in excess of zero, COLA monies will be due ISSC for the applicable period; and if the COLA Factor is less than zero (minus), ISSC shall provide CES with COLA credits for the applicable period. The COLA is applied and payable monthly on a prospective basis (e.g., the actual inflation for year 1995 will determine the COLA for 1996) for the inflation sensitive portions, 58%, of the Adjusted ASC payable by CES under this Agreement for the subsequent calendar year. The COLA Factor will be determined as soon as practicable after the end of each calendar year and the COLA will be calculated as follows:

                                January 10, 1995
  ISSC/CES Confidential            Schedule J                      Page 1 of 37
  cesskdj

      A.  Actual Inflation
          ISSC will calculate the COLA by comparing the change in the year-to-year CPI-U with the CPI-U for the December preceding the Commencement Date, (the "Base Year Index"). For each year of the Term, the actual CPI-U for the December prior to the year for which COLA is being cal-culated, (the "Actual Index"), is compared to the Base Year Index set forth in the Supplement, and:

          1. if the Actual Index for any year is equal to the Base Year Index, then no COLA monies or COLA credits are due for the succeeding year; or

          2. if the Actual Index for any year is greater than the Base Year Index, then COLA will be applied to the Adjusted ASC due ISSC in the succeeding year, or

          3. if the Actual Index for any year is less than the Base Year Index, then ISSC will issue COLA credits against the Adjusted ASC due ISSC in the succeeding year.

          For example purposes, we will assume that the actual CPI-Us for December of each of the first few years are:
                 BASE 1995 1996 1997 1998 1999 2000 2001 2002 2003 2004
                 YEAR
          ACTUAL
          INFLAT144.8149.0154.3158.0144.8143.9

      B.  COLA Factor:
          COLA is equal to the COLA Factor times the monies due ISSC for each month of the calendar year succeeding the calendar year during which Actual Index is different than the Base Year Index. The COLA Factor is calculated as follows:
                   COLA FACTOR = {((ACTUAL INDEX - BASE YEAR INDEX) / BASE YEAR INDEX) * 0.58}
          WHERE:
                   Actual Index = The CPI-U for December preceding the cal-endar year for which COLA is being calculated.
                   Base Year Ind=x The CPI-U for the December preceding the
                                   Commencement Date.
                   0.58         =  The   portion   of   the  charges  that  are
          inflation sensitive.

      C.  COLA Calculation:
          Following is an example for calculating the COLA for years beginning January 1, 1996 for an Agreement having a 1995 Commencement Date using the Actual Index, Base Year Index and COLA Factor specified above:
          In the above example, there will be COLA monies due ISSC for calendar years 1996, 1997 and 1998 as the Actual Index for their preceding years is greater than the Base Year Index, i.e., Decembers 1995, 1996 and 1997 CPI-Us (149.0, 154.3 and 158.0) are greater than the Base Year Index (144.8).
          To determine the COLA monies due, in addition to the other charges, for February of 1996 where the monthly prorated portion of the ASC for February is $500,000.00 and there are CPU Acceleration Charges of


                                January 10, 1995
  ISSC/CES Confidential            Schedule J                      Page 2 of 37
  cesskdj

          $57,000.00, DASD Deferral Credits of $18,230.00 and Tape Mount ARCs of $500.00 due for that month, the calculation will be as follows:
                   COLA  =  {(ASC  +  Acceleration Charges - Deferral Credits +
          ARCs) * COLA Factor}
                   COLA = {(($500,000 + $57,000 - $18,230 + $500) * (149.0    -
          144.8) / 144.8) * 0.58}
                   COLA = $539,270 * {(4.2 / 144.8) * 0.58}
                   COLA = $539,270 *(0.0290 * 0.58)
                   COLA = $539,270 * 0.0168
                   COLA = $9,059.74 due ISSC for that month
          In the example above, there will be no COLA monies due ISSC or COLA credits due CES for calendar year 1999 as the Actual Index for the preceding years is equal to the Base Year Index, i.e., Decembers 1998 CPI-U (144.8) is equal to the Base Year Index (144.8); however, there will be COLA credits due CES for calendar year 2000 as the Actual Index for the preceding years is less than the Base Year Index, i.e., Decembers 1999 CPI-U (143.9) is less than to the Base Year Index (144.8).
          Assuming the same variables and dollar values as in the example above, to determine the COLA credits due CES for February of 2000 where the monthly prorated portion of the ASC for February is $500,000.00 and there are CPU Acceleration Charges of $57,000.00, DASD Deferral Credits of $18,230.00 and Tape Mount ARCs of $500.00 due for that month, the calculation will be as follows:
                   COLA = {(ASC + Acceleration Charges  -  Deferral  Credits  +
          ARCs) * COLA Factor}
                   COLA  =  {(($500,000  + $57,000 - $18,230 + $500) * (143.9 -
          144.8) / 144.8) * 0.58}
                   COLA = $539,270 * {(-0.9 / 144.8) * 0.58}
                   COLA = $539,270 *(-0.0062 * 0.58)
                   COLA = $539,270 * -0.0036
                   COLA = $1,941.37 due CES for that month
          The COLA for each month of each year in which COLA monies or COLA credits are due are calculated as above substituting the appropriate monthly monies and COLA Factors based upon the calendar year.

      D.  COLA Index Change
          In the event the Bureau of Labor Statistics stops publishing the CPI-U or substantially changes its content and format, the Parties will substitute another comparable index published at least annually by a mutually agreeable source. If the Bureau of Labor Statistics merely redefines the base year for the CPI-U from 1982-84 to another year, the Parties will continue to use the CPI-U, but will convert the Base Year Index to the new base year by using an appropriate con-version formula.

      ISSC will invoice CES for COLA, if any, starting in January 1996 and monthly thereafter as specified in Section 8.2 of the Agreement.

  IV. UNITS OF MEASURE FOR RESOURCE CATEGORIES
      Starting at the Execution Date and monthly thereafter, ISSC will measure, track and report capacity units and usage of Resource Units (RUs) in the categories listed below.

      A.  CPU and DASD
          ISSC will be operating the CES data processing environment on resources dedicated solely to CES, unless otherwise agreed by the

                                January 10, 1995
  ISSC/CES Confidential            Schedule J                      Page 3 of 37
  cesskdj

          Parties. The Parties have agreed upon the equipment installation plan set forth in Section H-2 of Schedule H, ("Equipment Plan"), and the CPU and DASD growth throughout the Term that will provide the anticipated capacity to process CES's applications development, test and production requirements, (the "Capacity Plan"). The CPU growth, expressed in MIPS, and DASD growth, expressed in gigabytes, are set forth on the Supplement under Capacity Plan.
          Resource usage for CPU and DASD will be the capacity of the installed CPU(s), associated DASD and peripheral equipment, exclusive of tapes, attached to such processing unit(s) as specified in the Equipment Plan.
          Additional capacity, whether needed for:

          1.  maintaining agreed upon service levels for CES end users;

          2.  increased processing requirements for existing users;

          3.  processing requirements for new users;

          4. processing requirements for additional applications development and maintenance; or

          5.  processing new applications,

          will be the responsibility of CES or, at CES's request, will be pro-vided by ISSC pursuant to Section V of this Schedule.

      B.  Tape Utilization
          Resource usage for this category will be measured as the aggregate number of tapes loaded by ISSC at the Data Center during the appli-cable measurement period which are necessary to run the Applications Software. Tape mounts are counted for each application job name or user ID which invoked the tape mount and include, but are not limited to:

          1.  application and system specified mounts;

          2.  systems backups, journals and archives;

          3.  tape correspondence; and

          4.  application development and maintenance tape mounts.

          For purposes of this Schedule and Agreement a "Tape Mount" means any physical mount of a tape by an operator or "ejects" on the Automated Tape Library, ("ATL"). The initial loading of the tapes in the ATL and tape mounts and dismounts performed by the ATL are not considered Tape Mounts and are not counted when comparing actual Tape Mounts to the Tape Utilization Baseline for reporting Tape Utilization or cal-culating ARCs. Tape utilization will be measured using SMF Type 30 records or equivalent tape management system products reports and will exclude Tape Mounts related to ISSC's Systems Software Mainte-nance responsibilities under this Agreement.
          One tape mount equals one RU.
          The Tape Mount Baseline set forth in the Supplement reflects the agreed upon quantity of Tape Utilization Resource Units including any


                                January 10, 1995
  ISSC/CES Confidential            Schedule J                      Page 4 of 37
  cesskdj
          growth factors and/or seasonal adjustments, the charges for which are included in the Annual Services Charge.

      C.  Tape Library
          Resource usage for this category will be measured as the aggregate number of tapes in the CES tape library necessary to support the Ser-vices.
          One tape reel/cartridge equals one RU.
          The Tape Library Baseline set forth in the Supplement reflects the agreed upon quantity of Tape Library Resource Units including any growth factors and/or seasonal adjustments, the charges for which are included in the Annual Services Charge.

      D.  Tape Transfer
          Resource usage for this category will be measured as the aggregate number of tapes ISSC bar codes, packages and ships to or receives from CES's customers or vendors. This Resource Unit does not include expenses for the tape media, whether new or replacement, nor the actual expenses for packaging materials and transporting the tapes between the Data Center and CES's customers or vendors. Any media, packaging materials or shipping expenses incurred by ISSC will be invoiced to CES as Out-of-Pocket Expenses.
          One tape reel/cartridge shipped or received equals one RU.
          The Tape Transfer Baseline set forth in the Supplement reflects the agreed upon quantity of Tape Transfer Resource Units including any growth factors and/or seasonal adjustments, the charges for which are included in the Annual Services Charge.

      E.  Tape Vaulting
          Resource usage for this category will be measured as the aggregate number of CES tapes stored in off-site storage facilities. This Resource Unit does not include expenses for tape media but does include transportation expenses to and from the off-site storage facility and the storage costs at the vault.
          One tape reel/cartridge equals one RU.
          The Tape Vaulting Baseline set forth in the Supplement reflects the agreed upon quantity of Tape Vaulting Resource Units including any growth factors and/or seasonal adjustments, the charges for which are included in the Annual Services Charge.

  V.  CAPACITY ACCELERATION/DEFERRAL
      The Equipment Plan set forth in Section H-2 of Schedule H and the Capacity Plan for CPU and DASD specified in the Supplement are CES's estimate of the data processing requirements necessary to support CES's applications development, test and production requirements. The Parties understand that CES's CPU and DASD capacity requirements may need to be accelerated (installed earlier than the schedule in the Equipment and/or Capacity Plans) or deferred (installed later than the schedule in the Equipment and/or Capacity Plans) depending on such things as business growth, conversion of the existing production environments to the new platform schedule changes, etc. The Parties further understand and agree that CES may, in fact, install CPU and/or DASD resources in excess of the Equipment and Capacity Plans, which, for the purposes of this Schedule and Agreement, will be considered an acceleration of capacity and subject to an Acceleration Charge even though such capacity was not contemplated in the Equipment and/or Capacity Plans.


                                January 10, 1995
  ISSC/CES Confidential            Schedule J                      Page 5 of 37
  cesskdj

      To accommodate the variability inherent in the future environments and to provide necessary flexibility required to meet the probable business changes, CES will be allowed, subject to Section 4.3(b) of the Agreement, to accelerate or defer the installation of CPU and DASD capacity that is in excess of the initial 30 MIPS of CPU capacity and 90 gigabytes of DASD capacity.
      The initial 30 MIPS of CPU capacity and 90 gigabytes of DASD capacity shall constitute the "Base System" and costs associated with the Base System include provision of such data processing resources as the Tape Utilization, Library, Vaulting and Transfer Baseline resources, tape equipment (reel or cartridge), personnel resources (ISSC Project Execu-tive, account manager, Systems Software support, help desk, operations, etc.), Disaster Recovery, Systems Software licensed by ISSC per Schedule B, 3745 communication controller, space for CES Retained Machines, Required Consents to the limit specified in the Agreement, and ISSC facilities and ISSC facilities support equipment.
      The methodology for CES to accelerate and/or defer CPU and/or DASD capacity in excess of the Base System is described below.

      A.  Deferral
          With at least three months prior written notice, CES may defer the installation of all or some portion thereof (explained further in
          Section V.D below) of either or both CPU MIPS or DASD gigabytes. In which case ISSC shall reduce the monthly pro rata portion of the Annual Services Charge by the CPU and/or DASD Capacity Rate in effect for that month multiplied by the number of CPU MIPS and/or DASD gigabytes deferred for each month the CPU and/or DASD is deferred, (the "Deferral Credit"). Deferral Credits shall be prorated for partial months deferral. Any deferral of capacity that crosses a Contract Year boundary will use the Capacity Rates applicable to the new Contract Year when calculating Deferral Credits.






                                January 10, 1995
  ISSC/CES Confidential            Schedule J                      Page 6 of 37
  cesskdj

      B.  Acceleration
          With at least three months prior written notice before the desired installation date, CES may accelerate the installation of either or both CPU MIPS or DASD gigabytes (pursuant to Section V.D below) and ISSC shall increase the monthly pro rata portion of the Annual Ser-vices Charge by the CPU and/or DASD Capacity Rate in effect for that month multiplied by the number of CPU MIPS and/or DASD gigabytes accelerated for each month the CPU and/or DASD is installed early, (the "Acceleration Charge"). Acceleration Charges will be prorated for partial months acceleration. Any acceleration of capacity that crosses a Contract Year boundary will use the Capacity Rates appli-cable to the new Contract Year when calculating Acceleration Charges. The amounts in addition to the ASC for the early install of CPU and/or DASD will continue until such time as the capacity would have been installed under the Equipment and/or Capacity Plans, or, in the case of capacity in excess of the Equipment and/or Capacity Plans, until the end of the Term, using the Capacity Rates applicable to each remaining Contract Year.

      C.  Rates
          The Capacity Rates set forth in the Supplement, in the case of a credit to CES for a deferral of capacity, reimburse CES for all asso-ciated resources that would have been necessary for ISSC to install and support CPU MIPS or DASD gigabytes and that were included in the Annual Services Charge; and, conversely in the case of a payment to ISSC for an acceleration of capacity, reimburse ISSC for all associ-ated resources necessary to install and support the CPU MIPS and/or DASD gigabytes being installed in excess of the Equipment and/or Capacity Plans. The additional resources referenced above include, but are not limited to, such things as computer operators, Systems Software support personnel, ISSC operations help desk, Disaster Recovery, Systems Software upgrade fees, ISSC facilities, resultant Software and equipment maintenance fees and purchase/lease of the equipment. If ISSC is required to add incremental Systems Software, personnel or training as a result of CES's request for capacity acceleration or deferral, then ISSC shall provide CES with the price for such incremental additions and, upon CES's approval, provide such resources and, if necessary, amend the applicable portions of the Agreement in accordance with Section 18.4 of the Agreement. The rates for each unit of additional installed and/or deferred CPU MIPS and DASD gigabytes are reduced for each year of the Term to reflect the efficiencies ISSC has factored in the pricing to CES.
          Any capacity acceleration and/or deferral that begins in one Contract Year and extends into another Contract Year shall use the Capacity Rates in effect for each Contract Year in which the capacity acceler-ation and/or deferral is occurring, e.g., if CES accelerates the installation of 90 gigabytes of DASD that would have been normally installed on May 1, 1996 by six months then the monthly Acceleration Charge for the two months occurring in 1995 will be calculated using the 1995 Capacity Rate for DASD (90 gigabytes * $225.00 = $20,250.00 per month) and the Acceleration Charge for the remaining four months will be calculated using the 1996 Capacity Rate for DASD (90 gigabytes * $207.00 = $18,630.00 per month). The monthly Deferral Credit will be calculated using the same logic.

      D.  Increments


                                January 10, 1995
  ISSC/CES Confidential            Schedule J                      Page 7 of 37
  cesskdj

          The capacity rates for CPU MIPS and DASD gigabytes set forth in the Supplement under Capacity Rates are a rate per each MIPS of installed CPU capacity above the Base System and a rate per each gigabyte of installed DASD capacity above the Base System for all Contract Years of the Term. The actual minimum number of MIPS or gigabytes that can be accelerated or deferred will be dependent upon variables deter-mined by where the installed capacity is with respect to the Equip-ment and/or Capacity Plans as follows:

          1. The minimum capacity acceleration/deferral increments of CPU MIPS capacity will be determined by such things as CES's requested acceleration/deferral increment as modified by the then current technology, available compatible machines and/or model incre-ments, etc., and will be agreed to by the Parties at the quar-terly planning sessions and/or at such time as CES requests such capacity acceleration or deferral.

          2. The minimum increment of DASD acceleration or deferral is 90 gigabytes or such other increment as dictated by technology at the time CES requests DASD capacity acceleration or deferral. The 90 gigabyte minimum increment includes a DASD controller. The DASD Capacity Rates in the Supplement includes the costs for provision of the DASD controller.

          3. With at least 30 days prior notice, CES and ISSC may mutually agree upon other acceptable minimum increments of DASD capacity that may or may not include the provision of a DASD Controller, in which event ISSC shall provide new Capacity Rates commensurate with the requested change in DASD capacity increments.

          It is ISSC's intent to accelerate/defer the increments of CPU/DASD capacity requested by CES consistent with the factors set forth above.

      E.  Short Lead Time Requests
          In the event CES wishes to accelerate or defer CPU and/or DASD capacity and CES is unable to provide the requisite three months planning horizon, ISSC will use commercially reasonable efforts to accommodate such requests at no additional charges over the Acceler-ation Charge or Deferral Credit as calculated above. If there will be additional charges, prior to accelerating or deferring such capacity, ISSC will quote to CES the Out-of-Pocket Expenses, if any, over and above the Capacity Rates specified in the Supplement caused by such late notification. Upon CES's approval of such additional costs, ISSC shall accelerate or defer the requested capacity and invoice CES for such additional costs as Out-of-Pocket Expenses.

      F.  Installed Equipment
          CES's ability to accelerate or defer capacity installation is for uninstalled CPUs MIPS or DASD gigabytes only. Once equipment is installed it can only be discontinued, provided such discontinuances are not for Base System CPU and/or DASD capacity or due to CES resuming the provision of such Services by itself or CES transferring the provision of such Services to another vendor, as follows:

          1. CES will notify ISSC 90 days in advance of its intent to discon-tinue excess installed CPU and/or DASD capacity. The increments

                                January 10, 1995
  ISSC/CES Confidential            Schedule J                      Page 8 of 37
  cesskdj
              of CPU and/or DASD capacity requested for discontinuance must conform to the minimum acceleration/deferral increments set forth in Section V.D above.

          2. ISSC will identify the changes that need to be made in the envi-ronment to accommodate the requested decrease of capacity requirements in a cost-effective manner without disruption to CES's ongoing operations, and the cost savings that will result therefrom in a plan that will be submitted to CES for review and acceptance.

          3. Upon CES's acceptance of such plan and ISSC's off-loading of such capacity, ISSC will make the applicable adjustments to the Annual Services Charge and the Capacity Plan to reflect the foregoing and distribute an amended Supplement to the Parties.

          4. CES may, at its option and expense, employ an accredited and independent auditor to verify ISSC's methodology for calculating the savings referenced in Section V.F.2 above conform to accepted accounting practices.

      G.  Rates Refresh and ASC Adjustments
          ISSC will periodically recalculate the Capacity Rates and that portion of the ASC applicable to uninstalled capacity (including deferred capacity but not including replacement Machines for existing capacity) as described herein. The intent is for the Capacity Rates and ASC for future additions of capacity to more accurately reflect increases or decreases in the cost of providing the Services than if the ASC and Capacity Rates were based on a fixed price-performance improvement rate over the entire Term.
          During the fourth quarters of each of the third, sixth, and ninth Contract Years (each a "Rate Refresh"), ISSC will re-project the price-performance improvement rate in data processing services (the "Revised Improvement Rate") using the same methodology that it used to estimate the improvement rate at the prior Rate Refresh (the Com-mencement Date in the case of the Rate Refresh occurring in the third Contract Year) (the "Previous Improvement Rate"). The estimated price-performance improvement rate used as of the Commencement Date is deemed to be 8% according to ISSC's proprietary modeling calcu-lations. In computing the Revised Improvement Rate, ISSC will nor-malize its calculations to remove any effect of inflation.
          If the Revised Improvement Rate varies from the Previous Improvement Rate by three percentage points or more, then ISSC will adjust the Capacity Rates using the Revised Improvement Rate instead of the Pre-vious Improvement Rate and adjust the ASC as described below. ISSC will increase or decrease, as the case may be, the ASC by multi-plying the uninstalled capacity by the applicable number of months in accordance with the capacity plan and by the increase or decrease, respectively, in the Capacity Rates, using the following formula:

          o   New ASC = Original ASC

                  - ((deferred CPU * 12 months * original CPU Capacity Rate ) + (future planned CPU * number of months planned installed * original CPU Capacity Rate) + (deferred DASD * 12 months * original DASD Capacity Rate) + (future planned DASD * number of months planned installed * Original DASD Capacity Rate))

                                January 10, 1995
  ISSC/CES Confidential            Schedule J                      Page 9 of 37
  cesskdj

                  + ((deferred CPU * 12 months * revised CPU Capacity Rate) + (future planned CPU * number of months planned installed * revised CPU Capacity Rate) + (deferred DASD * 12 months * revised DASD Capacity Rate) + (future planned DASD * number of months planned installed * revised DASD Capacity Rate))

          The adjustment to the ASCs for each year will be based on the differ-ence between the planned capacity for such year and the installed capacity at the end of the year before the refresh becomes effective. Such Capacity Rates and ASC will be applicable commencing after the end of the quarter in which the Rate Refresh is performed. ISSC will distribute a revised Supplement showing the revised Capacity Rates and ASC.

          o   Example 1:
              In the fourth quarter of 1997 the Revised Improvement Rate is  5%
              instead  of 8%.   Thirty MIPS have been deferred going into 1998,
              and DASD is on plan.
              The revised CPU and DASD Capacity Rates would be as follows:

                                        Contract Year
                 1998  1999   2000   2001  2002   2003   2004
              CP1,450 1,378  1,309  1,244 1,182  1,123  1,067
              DAS181   172    163    155   147    140    133
              The revised Annual Services Charge applicable for 1998 would be calculated as follows:

              1.  Original ASC:                           $12,834,000

              2.  Less: Portion attributable to future capacity:

                      CPU:
                      30 MIPS * 12 months * $1,400= $504,000
                      (370 MIPS - 330 MIPS) * 5 mo=t$280,000400

                      DASD:
                      (1,350 gigs. - 1,260 gigs.) *=4$63,000 * $175
                                               -------------

                                                         -   $847,000

              3.  Plus: Future capacity at new rates:

                      CPU:
                      30 MIPS * 12 months * $1,450= $522,000
                      (370 MIPS - 330 MIPS) * 5 mo=t$290,000450

                      DASD:
                      (1,350 gigs. - 1,260 gigs.) *=4$65,160 * $181
                                               -------------

                                                          +  $877,160
                                                        -------------

              4.  New Annual Services Charge for 1998     $12,864,160



                                January 10, 1995
  ISSC/CES Confidential            Schedule J                     Page 10 of 37
  cesskdj

              The revised Annual Services Charge for 1999 would be calculated as follows:

              1.  Original ASC:                           $13,134,000

              2.  Less: Portion attributable to future capacity:

                      CPU:
                      30 MIPS * 12 months * $1,300= $468,000
                      (370 MIPS - 330 MIPS) * 5 mo=t$260,000300
                      (370 MIPS - 330 MIPS) * 7 mo=t$364,000300
                      (410 MIPS - 330 MIPS) * 5 mo=t$520,000300

                      DASD:
                      (1,350 gigs. - 1,260 gigs.) = $ 57,960 * $161
                      (1,350 gigs. - 1,260 gigs.) = $115,920 * $161
                      (1,530 gigs. - 1,260 gigs.) = $173,880 * $161
                                              --------------

                                                         - $1,959,760

              3.  Plus: Future capacity at new rates:

                      CPU:
                      30 MIPS * 12 months * $1,378= $496,080
                      (370 MIPS - 330 MIPS) * 5 mo=t$275,600378
                      (370 MIPS - 330 MIPS) * 7 mo=t$385,840378
                      (410 MIPS - 330 MIPS) * 5 mo=t$551,200378

                      DASD;
                      (1,350 gigs. - 1,260 gigs.) = $ 61,920 * $172
                      (1,350 gigs. - 1,260 gigs.) = $123,840 * $172
                      (1,530 gigs. - 1,260 gigs.) = $185,760 * $172
                                              --------------

                                                          +$2,080,240
                                                     ----------------

              4.  New Annual Services Charge for 1999     $13,254,480

          o   Example 2:
              In the fourth quarter of 1997 the Revised Improvement Rate is 11%
              instead  of 8%.   Thirty MIPS have been deferred going into 1998,
              and DASD is on plan.
              The revised CPU and DASD Capacity Rates would be as follows:

                                        Contract Year
                 1998  1999   2000   2001  2002   2003   2004
              CP1,357 1,208  1,075   957   852    759    677
              DAS169   151    135    120   107     95     85
              The revised Annual Services Charge applicable for 1998 would be calculated as follows:

              1.  Original ASC:                           $12,834,000

              2.  Less: Portion attributable to future capacity:


                                January 10, 1995
  ISSC/CES Confidential            Schedule J                     Page 11 of 37
  cesskdj

                      CPU:
                      30 MIPS * 12 months * $1,400= $504,000
                      (370 MIPS - 330 MIPS) * 5 mo=t$280,000400

                      DASD:
                      (1,350 gigs. - 1,260 gigs.) *=4$63,000 * $175
                                               -------------

                                                         -   $847,000

              3.  Plus: Future capacity at new rates:

                      CPU:
                      30 MIPS * 12 months * $1,357= $488,520
                      (370 MIPS - 330 MIPS) * 5 mo=t$271,400357

                      DASD:
                      (1,350 gigs. - 1,260 gigs.) *=4$60,840 * $169
                                               -------------

                                                           + $820,760
                                                       --------------

              4.  New Annual Services Charge for 1998     $12,807,760

          The Required Consents Cap will be adjusted by the percentage increase or decrease, respectively, if any, in the ASC as a result of the pro-cedures described above.
          In addition to the Direct Damages Cap adjustment set forth in Section 12.2(a)(1) of the Agreement and the Direct Damages Cap adjustment described in Section VIII of this Schedule J, the Direct Damages Cap will be adjusted by the percentage increase or decrease, respec-tively, if any, in the ASC as a result of the procedures described above.
          If CES requests, IBM's independent outside auditor will examine ISSC's computation of the Actual Improvement Rate, the revised Capacity Rates and the ASCs, and certify to CES that ISSC performed the computations in accordance with the foregoing and consistent with computations made in the calculation of the 8% estimated price per-formance improvement rate used on the Commencement Date as described in Section V.G of Schedule J, as modified in accordance with this Schedule J.



                                January 10, 1995
  ISSC/CES Confidential            Schedule J                     Page 12 of 37
  cesskdj

      H.  CES Supplied DASD
          In the event that CES has available DASD due to discontinuance of operations at its existing data processing sites through migration of such operations to the new operating environment provided under this Agreement and such DASD is a suitable replacement for DASD capacity provided either under the Capacity Plan or in addition to that sup-plied under the Capacity Plan and such CES provided DASD does not cause ISSC to be in violation of its N-1 technology commitment then CES shall be allowed to make such substitution or addition. The Parties will determine an equitable adjustment to the Annual Services Charge at the time of such CES request.

      I.  Deferral Limitations
          CES may defer any or all increments of CPU and/or DASD capacity for the entire Term and may cancel the Site 2 installation and ISSC will provide the credits as described above. In the event that the total dollar value of the Deferral Credits without COLA for any contiguous three year period exceeds 95% of the total dollar value, without COLA, of the capacity to be installed during such period as set forth in the Capacity Plan, then the terms and conditions of Section 4.3(a)(2) shall be null and void.
          For example, if the three year period being looked at ended on August 31, 1999 then we would look back to September 1, 1996 and determine the incremental CPU and DASD capacity that was scheduled to be installed in such period and determine the dollar value of such scheduled capacity installations as follows:

          1. Incremental CPU capacity for 1996 is 50 MIPS * 1 month * $1,650 = $82,500

          2. Incremental CPU capacity for 1997 is (50 MIPS * 12 months * $1,525) + (110 MIPS * 5 months * $1,525) = $1,753,750

          3. Incremental CPU capacity for 1998 is (160 MIPS * 12 months * $1,400) + (40 MIPS * 5 months * $1,400) = $2,968,000

          4. Incremental CPU capacity for 1999 is (200 MIPS * 8 months * $1,300) + (40 MIPS * 1 month * $1,300) = $2,132,000

          5. Incremental CPU capacity for period is $82,500 + $1,753,750 + $2,968,000 + $2,132,000 = $6,936,250

          6. Incremental DASD capacity for 1996 is zero (there is no scheduled DASD capacity from September through December of 1996)

          7. Incremental DASD capacity for 1997 is (180Gbytes * 10 months * $190) + (180Gbytes * 5 months * $190) = $444,600

          8. Incremental DASD capacity for 1998 is (360Gbytes * 12 months * $175) + (90Gbytes * 4 months * $175) = $819,000

          9. Incremental DASD capacity for 1999 is 450Gbytes * 8 months * $161 = $579,600

          10. Incremental DASD capacity for period is $444,600 + $819,000 + $579,600 = $1,843,200


                                January 10, 1995
  ISSC/CES Confidential            Schedule J                     Page 13 of 37
  cesskdj

          11. Total Incremental capacity for period is $6,936,250 + $1,843,200 = $8,779,450

          In this example if the total capacity Deferral Credits during the period from September 1, 1996 through August 31, 1999 exceeds
          $8,340,200, then the terms and conditions of Section 4.3(a)(2) are null and void.
          In the event that CES does not install Site 2, the Parties shall agree on an equitable adjustment to the Capacity Plan to reflect the lowered CPU and DASD capacity requirements for single site operation and will use the same process described above with the agreed to adjustment to the Capacity Plan for capacity installation expecta-tions.

  VI. SITE 2 DEFERRAL OPTION
      Not later than December 1, 1995 and with nine months prior written notice, CES may defer or cancel the installation of Site 2. If CES cancels the installation of Site 2, a deferral of Site 2 installation of greater than six months will be considered a Site 2 cancellation, ISSC will, starting in April 1996, provide CES a monthly credit ("Site 2 Credit") in the amount specified in the Supplement under Site 2 Credits for each remaining month in the Term. The Site 2 Credit will reimburse CES for the monies factored into the Annual Services Charge for such items as the real estate costs for Site 2, the tape equipment in Site 2 and the fit-up costs (UPS, motor generators, security systems, etc.) for Site 2.
      If CES, after cancelling or deferring Site 2 longer than six months, decides to proceed with a Site 2 location, then ISSC shall provide CES, as New Services pursuant to Section 7.6 of the Agreement, a price for providing a Site 2 facility. The price for the new Site 2 facility may be different from the Site 2 price factored in Annual Services Charge due solely to increases in ISSC's costs associated with supplying Site 2 at the time of CES's subsequent request for Site 2. CES's request for a new Site 2 after cancelling the original Site 2 does not affect the monthly Site 2 Credit for the cancelled original Site 2.

  VII. TERMINATION CHARGES
      The Termination Charges set forth in the Supplement are based on CES's acceptance of the CPU/DASD capacity and Site 2 in accordance with the Equipment and Capacity Plans, however, with the flexibility inherent in this Agreement, CES is able to accelerate or defer CPU and DASD capacity as well as defer or cancel Site 2 installation. Because this flexibility in scheduling capacity and Site 2 installation affects the timing of ISSC's capital and expense outlays, the Termination Charges will be adjusted accordingly. The methodology for dynamically adjusting the Ter-mination Charges will be as follows:

      A. If CES elects to defer CPU and/or DASD capacity and/or cancel Site 2 Installation, then the Termination Charges for that Contract Year and for each Contract Year thereafter during which CES is receiving Deferral or Site 2 Credits will be reduced by the percentage the dollar value of the credits for that Contract Year are of the Annual Services Charge for that Contract Year.
          For example:




                                January 10, 1995
  ISSC/CES Confidential            Schedule J                     Page 14 of 37
  cesskdj

          1. It is January 1, 1998 and all previous capacity increments have been installed and Site 2 installation has occurred as scheduled; and

          2. CES notifies ISSC in writing that CES wishes to terminate the Agreement for Convenience under Option 1 effective July 1, 1998; and

          3. CES notifies ISSC that CES wishes to defer the 60 MIPS of CPU capacity and 90 gigabytes of DASD capacity scheduled for March 1, 1998 indefinitely (the 60 MIPS and 90 gigabytes are the only capacity increases scheduled for 1998); and

          4. There are an additional 30 MIPS and 90 gigabytes of CPU and DASD scheduled for June 1, 1999;

          then the calculation for determining the Termination Charges for July 1, 1998 are as follows:

              a.  Termination Charge for 1998 =

                  1) {1 - (((Deferred MIPS * 1998 Capacity Rate * #Months Deferred) + Deferred DASD * 1998 Capacity Rate * #Months Deferred) / 1998 ASC)} * 1998 Option 1 Termination Charge

                  2)  {1 - (((60MIPS * $1,400 * 9 Months) + 90Gbytes * $175 * 9
                      Months) / $12,834,000)} * $7,700,000

                  3)  {1 - (($756,000 + $141,750) / $12,834,000)} * $7,700,000

                  4)  {1 - ($897,750 / $12,834,000)} * $7,700,000

                  5)  {1 - .07} * $7,700,000

                  6)  0.93 * $7,700,000

                  7)  $7,161,000 is the Option 1 Termination Charge for 1998

              b.  Termination Charge for 1999 =

                  1) {1 - (((Deferred MIPS * 1999 Capacity Rate * #Months Deferred) + Deferred DASD * 1999 Capacity Rate * #Months Deferred) / 1999 ASC)} * 1999 Option 1 Termination Charge

                  2)  {1 - (((((60MIPS * $1,300 * 12 Months) + 30MIPS *  $1,300
                      * 7 Months) + 90Gbytes * $161 * 12 Months) + 90Gbytes * $161 * 7 Months) / $13,134,000)} * $6,400,000

                  3)  {1 - (($936,000 +  $273,000  +  $173,880  +  $101,430)  /
                      $13,134,000)} * $6,400,000

                  4)  {1 - ($1,484,310 / $13,134,000)} * $6,400,000

                  5)  {1 - .113} * $6,400,000

                  6)  0.887 * $6,400,000


                                January 10, 1995
  ISSC/CES Confidential            Schedule J                     Page 15 of 37
  cesskdj

                  7)  $5,676,800 is the Option 1 Termination Charge for 1999

              c.  Using  the  Termination Charge proration formula from Section
                  11.4 of the Agreement:

                  1)  {(($7,161,000 - $5,676,800) / 12) * 6} + $5,676,800

                  2)  {($1,484,200 / 12) * 6} + $5,676,800

                  3)  {$123,683 * 6} + $5,676,800

                  4)  $742,098 + $5,676,800

                  5) $6,418,898 is the Option 1 Termination Charge for July 1, 1998.

      B. If CES elects to accelerate CPU and/or DASD capacity then the Termi-nation Charges for that Contract Year would be increased by per-centage the dollar value of the Acceleration Charges for that Contract Year are to the Annual Services Charge for that Contract Year.
          For example:

          1. It is January 1, 1998 and all previous capacity increments have been installed and Site 2 installation has occurred as scheduled; and

          2. CES notifies ISSC in writing that CES wishes to terminate the Agreement for Convenience under Option 1 effective July 1, 1998; and

          3. CES notified ISSC that CES wished to accelerate the 60 MIPS of CPU capacity and 90 gigabytes of DASD capacity scheduled for March 1, 1998 to January 1, 1998 (the 60 MIPS and 90 gigabytes are the only capacity increases scheduled for 1998); and

          4. There are an additional 30 MIPS and 90 gigabytes of CPU and DASD scheduled for June 1, 1999;

          then the calculation for determining the Termination Charges for July 1, 1998 are as follows:

              a.  Termination Charge for 1998 =

                  1) {1 + (((Accelerated MIPS * 1998 Capacity Rate * #Months Accelerated) + Accelerated DASD * 1998 Capacity Rate * #Months Accelerated) / 1998 ASC)} * 1998 Option 1 Termi-nation Charge

                  2)  {1 + (((60MIPS * $1,400 * 3 Months) + 90Gbytes * $175 * 3
                      Months) / $12,834,000)} * $7,700,000

                  3)  {1 + (($252,000 + $47,250) / $12,834,000)} * $7,700,000

                  4)  {1 + ($299,250 / $12,834,000)} * $7,700,000

                  5)  {1 + .023} * $7,700,000

                                January 10, 1995
  ISSC/CES Confidential            Schedule J                     Page 16 of 37
  cesskdj

                  6)  1.023 * $7,700,000

                  7)  $7,877,100 is the Option 1 Termination Charge for 1998

              b.  Termination Charge for 1999 =

                  1) {1 - (((Deferred MIPS * 1999 Capacity Rate * #Months Deferred) + Deferred DASD * 1999 Capacity Rate * #Months Deferred) / 1999 ASC)} * 1999 Option 1 Termination Charge

                  2)  {1 - (((30MIPS * $1,300 * 7 Months) + 90Gbytes * $161 * 7
                      Months) / $13,134,000)} * $6,400,000

                  3)  {1 - (($273,000 + $101,430) / $13,134,000)} * $6,400,000

                  4)  {1 - ($374,430 / $13,134,000)} * $6,400,000

                  5)  {1 - .029} * $6,400,000

                  6)  0.971 * $6,400,000

                  7)  $6,214,200 is the Option 1 Termination Charge for 1999

              c.  Using  the  Termination Charge proration formula from Section
                  11.4 of the Agreement:

                  1)  {(($7,877,100 - $6,214,200) / 12) * 6} + $6,214,200

                  2)  {($1,662,900 / 12) * 6} + $6,214,200

                  3)  {$138,575 * 6} + $6,214,200

                  4)  $831,450 + $6,214,200

                  5) $7,045,650 is the Option 1 Termination Charge for July 1, 1998.

  VIII. REQUIRED CONSENTS CAP AND DIRECT DAMAGES CAP
      The Required Consents Cap and Direct Damages Cap set  forth  in  Sections
      3.5 and 12.2 respectively in the Agreement are based on CES's acceptance of the CPU/DASD capacity and Site 2 in accordance with the Equipment and Capacity Plans, however, with the flexibility inherent in this Agreement, CES is able to accelerate or defer CPU and DASD capacity as well as defer or cancel Site 2 installation. Because this flexibility in scheduling capacity and Site 2 installation affects the timing of ISSC's capital and expense outlays and ISSC's total revenue for this Agreement, the Required Consents Cap and Direct Damages Cap will be adjusted accordingly. The methodology for dynamically adjusting the Required Consents Cap and Direct Damages Cap will be as follows:

      A. If CES elects to defer CPU and/or DASD capacity and/or defer and/or cancel Site 2 installation, then the Required Consents Cap and Direct Damages Cap for that Contract Year and for each Contract Year there-after during which CES is receiving Deferral or Site 2 Credits will be reduced by the percentage the dollar value of the credits for that Contract Year are of the Annual Services Charge for that Contract Year.

                                January 10, 1995
  ISSC/CES Confidential            Schedule J                     Page 17 of 37
  cesskdj

          For example:

          1. It is January 1, 1998 and all previous capacity increments have been installed and Site 2 installation has occurred as scheduled; and

          2. CES notifies ISSC that CES wishes to defer the 60 MIPS of CPU capacity and 90 gigabytes of DASD capacity scheduled for March 1, 1998 indefinitely (the 60 MIPS and 90 gigabytes are the only capacity increases scheduled for 1998);

          then the calculations for determining the Required Consents Cap and Direct Damages Cap beginning March 1, 1998 are:

              a.  Required Consents Cap =

                  1) {1 - (((Deferred MIPS * 1998 Capacity Rate * #Months Deferred) + Deferred DASD * 1998 Capacity Rate * #Months Deferred) / 1998 ASC)} * Required Consents Cap

                  2)  {1 - (((60MIPS * $1,400 * 9 Months) + 90Gbytes * $175 * 9
                      Months) / $12,834,000)} * $600,000

                  3)  {1 - (($756,000 + $141,750) / $12,834,000)} * $600,000

                  4)  {1 - ($897,750 / $12,834,000)} * $600,000

                  5)  {1 - .07} * $600,000

                  6)  0.93 * $600,000

                  7) $558,000 is Required Consents Cap for the remainder of 1998.

              b.  Direct Damages Cap =

                  1) {1 - (((Deferred MIPS * 1998 Capacity Rate * #Months Deferred) + Deferred DASD * 1998 Capacity Rate * #Months Deferred) / 1998 ASC)} * Direct Damages Cap

                  2)  {1 - (((60MIPS * $1,400 * 9 Months) + 90Gbytes * $175 * 9
                      Months) / $12,834,000)} * $10,000,000

                  3)  {1 - (($756,000 + $141,750) / $12,834,000)} * $10,000,000

                  4)  {1 - ($897,750 / $12,834,000)} * $10,000,000

                  5)  {1 - .07} * $10,000,000

                  6)  0.93 * $10,000,000

                  7) $9,300,000 is Direct Damages Cap for the remainder of 1998.

          Both the Required Consents Cap and the Direct Damages Cap will have to be recalculated for each Contract Year that CES is receiving Deferral and/or Site 2 Credits using the Capacity and/or Site 2

                                January 10, 1995
  ISSC/CES Confidential            Schedule J                     Page 18 of 37
  cesskdj

          Credit Rates, total deferred capacity and/or Site 2 deferral, and total number of deferral months applicable to each Contract Year.

      B. If CES elects to accelerate CPU and/or DASD capacity then the Required Consents Cap and Direct Damages Cap for that Contract Year would be increased by percentage the dollar value of the Acceleration Charges for that Contract Year are to the Annual Services Charge for that Contract Year.
          For example:

          1. It is January 1, 1998 and all previous capacity increments have been installed and Site 2 installation has occurred as scheduled; and

          2. CES notified ISSC that CES wished to accelerate the 60 MIPS of CPU capacity and 90 gigabytes of DASD capacity scheduled for March 1, 1998 to January 1, 1998 (the 60 MIPS and 90 gigabytes are the only capacity increases scheduled for 1998);

          then the calculations for determining the Required Consents Cap and Direct Damages Cap for 1998 are as follows:

              a.  Required Consents Cap for 1998 =

                  1) {1 + (((Accelerated MIPS * 1998 Capacity Rate * #Months Accelerated) + Accelerated DASD * 1998 Capacity Rate * #Months Accelerated) / 1998 ASC)} * Required Consents Cap

                  2)  {1 + (((60MIPS * $1,400 * 3 Months) + 90Gbytes * $175 * 3
                      Months) / $12,834,000)} * $600,000

                  3)  {1 + (($252,000 + $47,250) / $12,834,000)} * $600,000

                  4)  {1 + ($299,250 / $12,834,000)} * $600,000

                  5)  {1 + .023} * $600,000

                  6)  1.023 * $600,000

                  7)  $613,800 is the Required Consents Cap for 1998

              b.  Direct Damages Cap for 1998 =

                  1) {1 + (((Accelerated MIPS * 1998 Capacity Rate * #Months Accelerated) + Accelerated DASD * 1998 Capacity Rate * #Months Accelerated) / 1998 ASC)} * Direct Damages Cap

                  2)  {1 + (((60MIPS * $1,400 * 3 Months) + 90Gbytes * $175 * 3
                      Months) / $12,834,000)} * $10,000,000

                  3)  {1 + (($252,000 + $47,250) / $12,834,000)} * $10,000,000

                  4)  {1 + ($299,250 / $12,834,000)} * $10,000,000

                  5)  {1 + .023} * $10,000,000

                  6)  1.023 * $10,000,000

                                January 10, 1995
  ISSC/CES Confidential            Schedule J                     Page 19 of 37
  cesskdj

                  7)  $10,230,000 is the Direct Damages Cap for 1998

          Both the Required Consents Cap and the Direct Damages Cap will have to be recalculated for each Contract Year that CES is paying Acceler-ation Charges using the Capacity Rates, total accelerated capacity, and total number of acceleration months applicable to each Contract Year.

      In the event there are both Acceleration Charges and Deferral Credits in the same Contract Year then the Acceleration Charges and Deferral Credits will be netted prior to performing any adjustment to the Required Con-sents Cap and Direct Damages Cap. The actual calculation method used will then depend upon whether the net of the Acceleration Charges and Deferral Credits results in charge or credit.
      The above adjustments to the Direct Damages Cap are in addition to the Direct Damages Cap adjustments in connection with the Required Consents charges set forth in Section 12.2(a)(1) of the Agreement and Section V.G of this Schedule J. The above adjustments to the Required Consents Cap are in addition to the Required Consents Cap adjustment set forth in
      Section V.G of this Schedule J.

  IX. ADDITIONAL RESOURCE CHARGES
      ARCs will be based on CES's utilization of resources, beginning on the Execution Date, in the following categories;

      o   Tape Utilization;

      o   Tape Library;

      o   Tape Transfer; and

      o   Tape Vaulting.

      The categories of resources for which Baselines and ARC Rates are set forth in the Supplement are those major categories of resources that will be used by ISSC to perform the tape Services, the aggregate use of which will be measured and reported monthly, and which will be representative of and reflect the level of use of all other resources that will be used by ISSC to perform the tape Services, e.g., machines, personnel, mainte-nance, etc.
      CES's increased usage of the resource categories will result in an ARC. After the completion of each month during the Term, starting with the first full month after the Commencement Date, ISSC will calculate ARCs,if any, as follows.
      ISSC will compare the quantity of RUs actually used during the applicable period, (the "Actual RUs"), with the Baseline for that category. There will be no increase of the charges otherwise payable to ISSC for such period unless the actual quantity of RUs used for that period exceeds the Baseline for that category for such period, in which case CES will pay ISSC an ARC equal to the product of the ARC Rate for the applicable cate-gory (as set forth in the Supplement) multiplied by the difference between the number of RUs for that category actually used and the Baseline.
                   ARC  =  (ACTUAL RUS - BASELINE) * ARC RATE
      For example, if the Tape Utilization RU usage for a month is 5,700 tape mounts and the monthly Tape Utilization Baseline is 5,000 tape mounts and


                                January 10, 1995
  ISSC/CES Confidential            Schedule J                     Page 20 of 37
  cesskdj
      the Tape Utilization ARC Rate is $2.00 per tape mount, then the ARC cal-culation will be:
                   ARC  =  (5,700 tape mounts - 5,000 tape mounts) * $2.00
                   ARC  =  700 tape mounts * $2.00
                   ARC  =  $1,400.00
      Per the above example, the ARC for Tape Utilization for the month would be $1,400.00.
      ARCs, even though reported and calculated monthly will be accumulated and invoiced quarterly.
      ARCs are applicable to Tape Utilization, Tape Library, Tape Transfer and Tape Vaulting resource utilization all as specified in the Supplement. Additional Resource Charge Rates are specified in the Supplement.

  X.  BASELINE ADJUSTMENT

      A.  Introduction:
          The Parties understand that CES's predicted resource requirements, while based on the best knowledge available, may be subject to sig-nificant variation as a result of unexpected growth or reduction in its business and that such resource variations may place CES in the position of incurring ARCs. Realizing CES's intent and concern, the Parties have agreed to the following Baseline adjustment methodology.

      B.  Adjustment Qualification
          In the event that CES's use of the Resource Units, as specified below, increases or decreases, ("Change"), or, if in CES's judgement, CES's use of such RUs will Change and such Change is expected to con-tinue for the foreseeable future, then CES may elect to have ISSC set the applicable Baseline(s) to the new actual or anticipated resource usage level and adjust the Annual Services Charge as described below.

          1.  Increased Resource Usage
              ________________________
              If CES increases its usage of Tape Utilization, Tape Library and/or Tape Transfer Services and elects to exercise its option of setting a Baseline to an increased resource usage level, ISSC shall, with 90 days prior written notice and a one year minimum commitment to the adjusted Baseline(s), set the Baseline(s) to the new resource usage level and increase the Annual Services Charge, per the example set forth below, prorated to the month the adjustment is made. The Annual Services Charge for each month remaining in the Term will be increased by 85% of the ARC Rate for that category for that month, (the "Applicable ARC Rate"), multiplied by the number of Resource Units that the Baseline is being increased.
                   NEW ASC = ASC + {(ADJUSTED BASELINE - BASELINE) * APPLICABLE
              ARC RATE * .85}
              For example, if the monthly pro rata portion of the Annual Ser-vices Charge is $500,000.00, the monthly Tape Utilization Baseline is 5,000 tape mounts, the Applicable ARC Rate for that month is $2.00 per tape mount and the growth is 1,500 tape mounts, then the new Tape Utilization Baseline will be 6,500 tape mounts per month and that month's new ASC will be:
                   New ASC  =  $500,000.00 + {(6,500 tape mounts -  5,000  tape mounts) * $2.00 * .85}
                   New ASC  =  $500,000.00 + (1,500 tape mounts * $2.00 * .85)
                   New ASC  =  $500,000.00 + $2,550.00
                   New ASC  =  $502,550.00

                                January 10, 1995
  ISSC/CES Confidential            Schedule J                     Page 21 of 37
  cesskdj

              Per the above example, all future monthly pro rata ASCs having a corresponding ARC Rate of $2.00 will be increased by $2,550.00 and all future monthly Tape Utilization Baselines will be increased by 1,500 tape mounts.
              The above calculation shall be performed using the Applicable ARC Rate for each ASC period and the monthly ASC adjusted accord-ingly.

          2.  Reduced Resource Usage
              ______________________
              If CES reduces its usage of Tape Utilization, Tape Library, and/or Tape Transfer and elects to exercise its option of setting the Baseline to a new reduced resource usage level, ISSC shall, upon 90 days prior written notice and a one year minimum commit-ment to the adjusted Baseline(s), set the Baseline(s) to the new resource usage level and reduce the Annual Services Charge, per the example set forth below, prorated to the month the adjustment is made. The Annual Services Charge for each month remaining in the Term will be reduced by 85% of the Applicable ARC Rate for that category for that period multiplied by the number of Resource Units that the Baseline is being reduced.
                   NEW ASC = ASC - {(BASELINE - ADJUSTED BASELINE) * APPLICABLE
              ARC RATE * 0.85}
              For example, if the monthly pro rata portion of the Annual Ser-vices Charge is $200,000.00, the monthly Tape Utilization Baseline is 5,000 tape mounts, the Applicable ARC Rate is $2.00 per tape mount and the resource reduction is 500 tape mounts, then the new Baseline will be 4,500 tape mounts and the monthly ASC will be:
                   New  ASC   =  $200,000.00 - {(5,000 tape mounts - 4,500 tape
              mounts) * $2.00 * 0.85}
                   New ASC  =  $200,000.00 - {500 tape mounts * $2.00 * 0.85}
                   New ASC  =  $200,000.00 - $850.00
                   New ASC  =  $199,150.00
              Per the above example, all future monthly pro rata ASCs having a corresponding Applicable ARC Rate of $2.00 would be decreased by $850.00 and all future monthly Tape Utilization Baselines would be decreased by 500 tape mounts.
              The above calculation shall be performed using the Applicable ARC Rate for each ASC period and the monthly ASC adjusted accord-ingly.

          The Supplement will be updated to reflect such Changes and the revised Supplement distributed to the Parties.

      C.  Return to the Baseline
          In the event that CES exercises its option under this Section and finds that future resource usage in that category does not continue to equal the Change or CES's expectation that initiated the Baseline adjustment, then, CES may with 90 days prior written notice to ISSC and a minimum of 12 months commitment to the Baseline Change (such notice may be given at anytime during or after the initial 12 months commitment to the Baseline Change), cancel all or some portion of the previous Baseline adjustment and ISSC will allow such cancellation and reset the Baseline at the same Applicable ARC Rate percentage that ISSC used to perform the previous Baseline adjustment(s).

      D.  Baseline Adjustment Limits and Frequency

                                January 10, 1995
  ISSC/CES Confidential            Schedule J                     Page 22 of 37
  cesskdj

          The reduction of a Baseline cannot exceed more than 20% of the Baseline quantity per occurrence or a total of 50% of the Original Baseline Quantity. The initial reduction of a Baseline may not occur earlier than the first anniversary of the Commencement Date and thereafter at 12 month intervals from the last adjustment.

      E.  Previously Calculated/Paid ARCs
          Previously calculated or paid ARCs shall not be affected by any Baseline adjustment under this Section.

  XI. FILE TRANSMISSIONS AND NETWORK CONNECTIVITY
      Pursuant to Sections 5.3(d) and 5.9 of the Agreement, the Services ISSC provides will include monitoring the files produced by the ISSC Machines, using the tools provided by CES, to determine whether the transmissions occur in the time-frames set forth in the Procedures Manual, monitoring the CPU and NetView operator console messages concerning network and data line connectivity through the output of the 3745 and/or 3172 front end controllers and notifying the CES representative listed in the Procedures Manual. It is understood that ISSC's network connectivity responsibil-ities are limited to those lines and communications equipment with proto-cols compatible with the NetView monitoring Software or such other network monitoring software tools agreed upon by the Parties.
      The table attached as Exhibit J-2 to this Schedule J lists the data com-munications and network connectivity lines anticipated by CES during the Term. In the event that CES increases the data communications and network connectivity lines above that shown in Exhibit J-1 of this Schedule, ISSC will determine the additional resources, if any, required to monitor and manage file transmissions and network connectivity and provide CES with a price for such additional resources. Since the corre-lation between additional data lines/network connections and network monitoring/managing resources (e.g., console operator, workstations, training, etc.) is not known, it is the Parties' intent for ISSC to dem-onstrate when incremental resources are required in order to perform such network services and the type of incremental resources required and then quote a price for such resources. Upon acceptance by CES ISSC will provide the network Services for the additional data communication lines and/or network connections, amend the Agreement as necessary and dis-tribute such amendments to the Parties.



                                January 10, 1995
  ISSC/CES Confidential            Schedule J                     Page 23 of 37
  cesskdj

  XII. FINANCIAL RESPONSIBILITIES MATRIX
      The Financial Responsibilities Matrix attached as Exhibit J-1 to this Schedule summarizes the financial responsibilities of ISSC and CES.




                                January 10, 1995
  ISSC/CES Confidential            Schedule J                     Page 24 of 37
  cesskdj

                                   Schedule J
                    ISSC Charges, Measures of Utilization and
                           Financial Responsibilities

  Exhibit J-1
  Financial Responsibilities Matrix

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ]                  FINANCIAL                  +--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ] ANNUAL SERVICES CHARGE                      ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] ADDITIONAL RESOURCE CHARGES (SUBJECT TO     ]              ]       X      ]
  ] BASELINES & ARC RATES IN SUPPLEMENT)        ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] ACCELERATION CHARGES                        ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] DEFERRAL CREDITS                            ]       X      ]              ]
  +---------------------------------------------+--------------+--------------+
  ] SITE 2 CREDITS                              ]       X      ]              ]
  +---------------------------------------------+--------------+--------------+
  ] COST OF LIVING ADJUSTMENT CHARGES           ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] COST OF LIVING ADJUSTMENT CREDITS           ]       X      ]              ]
  +---------------------------------------------+--------------+--------------+
  ] TAXES                                       ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- PERSONAL PROPERTY/USE/SALES             ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]     -- CES-RETAINED MACHINES                ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]     -- ISSC MACHINES                        ]       X      ]              ]
  +---------------------------------------------+--------------+--------------+
  ]     -- THIRD PARTY SYSTEMS & APPLICATIONS   ]              ]       X      ]
  ] SOFTWARE                                    ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]     -- IBM SYSTEMS SOFTWARE (LISTED UNDER   ]       X      ]              ]
  ] SCHEDULE B)                                 ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]     -- END USER MACHINES                    ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]     -- END USER SOFTWARE                    ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- EXCISE TAXES ON COMMUNICATIONS LINES    ]              ]       X      ]
  ] AND CIRCUITS                                ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- REAL ESTATE TAXES                       ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]     -- ISSC OWNED/LEASED PROPERTY           ]       X      ]              ]
  +---------------------------------------------+--------------+--------------+
  ]     -- CES OWNED/LEASED PROPERTY            ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- FUTURE TAXES ON PROVISION OF            ]              ]              ]
  ] SERVICES/NEW SERVICES (SALES, USE, EXCISE   ]              ]       X      ]
  ] OR SERVICES)                                ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] TERMINATION CHARGE                          ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+

                                January 10, 1995
  ISSC/CES Confidential            Schedule J                     Page 25 of 37
  cesskdj

                                   Schedule J
                    ISSC Charges, Measures of Utilization and
                           Financial Responsibilities

  Exhibit J-1
  Financial Responsibilities Matrix

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ]                  FINANCIAL                  +--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ] DATA CENTER                                 ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- CES-RETAINED MACHINES (E.G., DEC, LAN,  ]              ]              ]
  ] ETC...) & SOFTWARE                          ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]    -- LEASES                                ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]    -- LICENSES                              ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]    -- OPERATIONAL SUPPORT (DEC MONITORING & ]       X      ]              ]
  ] LAN USAGE)                                  ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]    -- OPERATIONS                            ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]    -- SYSTEMS SUPPORT & MANAGEMENT          ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]    -- MAINTENANCE                           ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]    -- UPGRADES                              ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]    -- REPLACEMENTS                          ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- ISSC MACHINES                           ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]    -- LEASES (ON OR AFTER THE COMMENCEMENT  ]       X      ]              ]
  ] DATE)                                       ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]    -- OPERATIONS                            ]       X      ]              ]
  +---------------------------------------------+--------------+--------------+
  ]    -- MAINTENANCE                           ]       X      ]              ]
  +---------------------------------------------+--------------+--------------+
  ]    -- UPGRADES (PER THE SUPPLEMENT)         ]       X      ]              ]
  +---------------------------------------------+--------------+--------------+
  ]    -- REPLACEMENTS (MAINTENANCE RELATED)    ]       X      ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- IBM SYSTEMS SOFTWARE                    ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]    -- LICENSES (ON OR AFTER THE             ]       X      ]              ]
  ] COMMENCEMENT DATE)                          ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]    -- OPERATIONS                            ]       X      ]              ]
  +---------------------------------------------+--------------+--------------+
  ]    -- MAINTENANCE                           ]       X      ]              ]
  +---------------------------------------------+--------------+--------------+
  ]    -- UPGRADES                              ]       X      ]              ]
  +---------------------------------------------+--------------+--------------+
  ] THIRD PARTY SYSTEMS & APPLICATIONS SOFTWARE ]              ]              ]
  +---------------------------------------------+--------------+--------------+

                                January 10, 1995
  ISSC/CES Confidential            Schedule J                     Page 26 of 37
  cesskdj

                                   Schedule J
                    ISSC Charges, Measures of Utilization and
                           Financial Responsibilities

  Exhibit J-1
  Financial Responsibilities Matrix

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ]                  FINANCIAL                  +--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ]  -- PROCURE PACKAGES                        ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- LICENSES                                ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- MAINTENANCE                             ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- AD/M SERVICES                           ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- OPERATIONS                              ]       X      ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- TECH SPT OF SYSTEMS SOFTWARE ISSC       ]      X       ]              ]
  ] MACHINES (AS SPECIFIED IN SCHEDULE E)       ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- REPLACEMENTS                            ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- UPGRADES                                ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] DISASTER RECOVERY                           ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- UP TO CONFIGURATION (AS SPECIFIED IN    ]       X      ]              ]
  ] SCHEDULE G)                                 ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- ABOVE SPECIFIED CONFIGURATION           ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- RECOVERY CENTER USAGE FEES              ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- OFF-SITE DATA STORAGE(AS SPECIFIED IN   ]       X      ]              ]
  ] SCHEDULE E)                                 ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] MISCELLANEOUS CHARGES                       ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- REQUIRED CONSENTS                       ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]    -- ADMINISTRATION                        ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]    -- TRANSFER/ACCESS FEES(PURSUANT TO      ]       X      ]              ]
  ] SECTION 3.5 OF AGREEMENT)                   ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]    -- TRANSFER/ACCESS FEES(PURSUANT TO      ]              ]       X      ]
  ] SECTION 3.5 OF AGREEMENT)                   ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- CONTRACTS                               ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- FACILITIES (OCCUPANCY, MAINTENANCE,     ]       X      ]              ]
  ] SECURITY, ETC.) - ISSC LOCATIONS            ]              ]              ]
  +---------------------------------------------+--------------+--------------+



                                January 10, 1995
  ISSC/CES Confidential            Schedule J                     Page 27 of 37
  cesskdj

                                   Schedule J
                    ISSC Charges, Measures of Utilization and
                           Financial Responsibilities

  Exhibit J-1
  Financial Responsibilities Matrix

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ]                  FINANCIAL                  +--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ]  -- FACILITIES (OCCUPANCY, MAINTENANCE,     ]              ]       X      ]
  ] SECURITY, ETC.) - CES LOCATIONS             ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- OFFICE EQUIPMENT (WORKSTATIONS,         ]              ]              ]
  ] FURNITURE, TELEPHONES, FAX, ETC.) - ISSC    ]       X      ]              ]
  ] LOCATIONS                                   ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- OFFICE EQUIPMENT (WORKSTATIONS,         ]              ]              ]
  ] FURNITURE, TELEPHONES, FAX, ETC.) - CES     ]              ]       X      ]
  ] LOCATIONS                                   ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- MAIL ROOM, MESSENGER, COURIER (ISSC     ]       X      ]              ]
  ] INTERNAL)                                   ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- MAIL ROOM, MESSENGER, COURIER (CES      ]              ]       X      ]
  ] INTERNAL)                                   ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- ISSC MACHINE SUPPLIES (EXCLUDING TAPE   ]       X      ]              ]
  ] MEDIA)                                      ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- CES-RETAINED MACHINE SUPPLIES           ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- ISSC PERSONNEL OFFICE SUPPLIES          ]       X      ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- CES PERSONNEL OFFICE SUPPLIES           ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- EXTERNAL                                ]              ]       X      ]
  ] MAILING/SHIPPING/TRANSPORTATION             ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] MEDIA COSTS (ISSC MACHINES)                 ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] -- TAPE MOUNTS (UP TO 5,000 AS SPECIFIED IN ]       X      ]              ]
  ] THE SUPPLEMENT)                             ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] -- TAPE MOUNTS (ABOVE 5,000 AS SPECIFIED IN ]              ]       X      ]
  ] THE SUPPLEMENT)                             ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] -- TAPE LIBRARY (UP TO 20,000 AS SPECIFIED  ]       X      ]              ]
  ] IN THE SUPPLEMENT)                          ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] -- TAPE LIBRARY (ABOVE 20,000 AS SPECIFIED  ]              ]       X      ]
  ] IN THE SUPPLEMENT)                          ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] -- TAPE TRANSFERS                           ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]    --MEDIA                                  ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+


                                January 10, 1995
  ISSC/CES Confidential            Schedule J                     Page 28 of 37
  cesskdj

                                   Schedule J
                    ISSC Charges, Measures of Utilization and
                           Financial Responsibilities

  Exhibit J-1
  Financial Responsibilities Matrix

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ]                  FINANCIAL                  +--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ]    --TRANSPORTATION/SHIPPING/PACKAGING      ]              ]       X      ]
  ] MATERIALS                                   ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]    --HANDLING AT ISSC LOCATION (AS          ]       X      ]              ]
  ] SPECIFIED IN SCHEDULE J)                    ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] DATA NETWORK (EXCLUDING 3745 AT ISSC DATA   ]              ]              ]
  ] CENTER)                                     ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- EQUIPMENT                               ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]    -- LEASES                                ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]    -- OPERATIONS                            ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]    -- MAINTENANCE                           ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]    -- UPGRADES                              ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]    -- REPLACEMENTS                          ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]    -- MOVES, ADDS AND CHANGES               ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- SYSTEMS SOFTWARE                        ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]    -- LICENSES                              ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]    -- OPERATIONS                            ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]    -- DEVELOPMENT                           ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]    -- MAINTENANCE                           ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]    -- REPLACEMENTS                          ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] PRINT                                       ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] MICROFICHE                                  ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] NETWORK LOCATIONS (LINES/CIRCUITS)          ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- EXISTING ON COMMENCEMENT DATE           ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- UPGRADES/ADDITIONS                      ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- DISCONTINUANCE - CREDIT APPLICABLE TO   ]              ]       X      ]
  ] ON-GOING MONTHLY CHARGE ONLY                ]              ]              ]
  +---------------------------------------------+--------------+--------------+

                                January 10, 1995
  ISSC/CES Confidential            Schedule J                     Page 29 of 37
  cesskdj

                                   Schedule J
                    ISSC Charges, Measures of Utilization and
                           Financial Responsibilities

  Exhibit J-1
  Financial Responsibilities Matrix

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ]                  FINANCIAL                  +--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ]  -- CARRIER CHARGES - LONG DISTANCE,        ]              ]       X      ]
  ] CALLING CARD                                ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- LOCAL TELEPHONE SERVICE AND CELLULAR    ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] VOICE NETWORK                               ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] LOCAL AREA NETWORK                          ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- EQUIPMENT                               ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]    -- LEASES                                ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]    -- OPERATIONAL SUPPORT                   ]       X      ]              ]
  +---------------------------------------------+--------------+--------------+
  ]    -- MAINTENANCE                           ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]    -- UPGRADES                              ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]    -- REPLACEMENTS                          ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]    -- MOVES, ADDS AND CHANGES               ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]    -- CONNECTION BETWEEN SITE 1 AND SITE 2  ]       X      ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- SOFTWARE                                ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]    -- PURCHASES                             ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]    -- LICENSES                              ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]    -- OPERATIONAL SUPPORT                   ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]    -- DEVELOPMENT                           ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]    -- MAINTENANCE                           ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]    -- REPLACEMENTS                          ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]    -- END USER SUPPORT                      ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- NETWORK MANAGEMENT                      ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] END USER MACHINES (PCS, WORKSTATIONS,       ]              ]       X      ]
  ] TERMINALS, ETC.)                            ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] END USER SOFTWARE                           ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+

                                January 10, 1995
  ISSC/CES Confidential            Schedule J                     Page 30 of 37
  cesskdj

                                   Schedule J
                    ISSC Charges, Measures of Utilization and
                           Financial Responsibilities

  Exhibit J-1
  Financial Responsibilities Matrix



  NOTE
  ____
  Although particular items which are out-of-scope may be identified in the Financial Responsibilities Matrix above, there is no intent to imply that items which are not identified are in scope. Those items (Machines, Software, etc.) which are in scope will be fully defined in the Schedules to the Agreement.







                                January 10, 1995
  ISSC/CES Confidential            Schedule J                     Page 31 of 37
  cesskdj


                                   Schedule J
                    ISSC Charges, Measures of Utilization and
                           Financial Responsibilities

  Exhibit J-2
  CES Communication Requirements
  +----------+----------+----------+----------+----------+----------+---------+
  ]  ITEM #  ]   MONTH  ]  WILTEL  ] 3RD PARTY]   OTHER  ]  MVS/DEC ]   DEC   ]
  ]          ]          ]  ROUTERS ]  ROTARY  ] HS LINKS ] LS LINKS ] HS LINKS]
  +----------+----------+----------+----------+----------+----------+---------+
  ]     1    ] Oct-1994 ]     1    ]     3    ]     0    ]     5    ]    0    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]     2    ] Nov-1994 ]     1    ]     3    ]     0    ]     5    ]    0    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]     3    ] Dec-1994 ]     1    ]     3    ]     0    ]     5    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]     4    ] Jan-1995 ]     1    ]     6    ]     0    ]     5    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]     5    ] Feb-1995 ]     2    ]     6    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]     6    ] Mar-1995 ]     2    ]     6    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]     7    ] Apr-1995 ]     2    ]     6    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]     8    ] May-1995 ]     2    ]    10    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]     9    ] Jun-1995 ]     2    ]    10    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    10    ] Jul-1995 ]     2    ]    10    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    11    ] Aug-1995 ]     2    ]    10    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    12    ] Sep-1995 ]     2    ]    20    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    13    ] Oct-1995 ]     2    ]    20    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    14    ] Nov-1995 ]     3    ]    20    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    15    ] Dec-1995 ]     3    ]    20    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    16    ] Jan-1996 ]     3    ]    20    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    17    ] Feb-1996 ]     3    ]    20    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    18    ] Mar-1996 ]     3    ]    30    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    19    ] Apr-1996 ]     3    ]    30    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    20    ] May-1996 ]     3    ]    30    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    21    ] Jun-1996 ]     3    ]    30    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    22    ] Jul-1996 ]     3    ]    30    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    23    ] Aug-1996 ]     3    ]    30    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    24    ] Sep-1996 ]     3    ]    30    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+

                                January 10, 1995
  ISSC/CES Confidential            Schedule J                     Page 32 of 37
  cesskdj


                                   Schedule J
                    ISSC Charges, Measures of Utilization and
                           Financial Responsibilities

  Exhibit J-2
  CES Communication Requirements
  +----------+----------+----------+----------+----------+----------+---------+
  ]  ITEM #  ]   MONTH  ]  WILTEL  ] 3RD PARTY]   OTHER  ]  MVS/DEC ]   DEC   ]
  ]          ]          ]  ROUTERS ]  ROTARY  ] HS LINKS ] LS LINKS ] HS LINKS]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    25    ] Oct-1996 ]     3    ]    30    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    26    ] Nov-1996 ]     3    ]    30    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    27    ] Dec-1996 ]     3    ]    30    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    28    ] Jan-1997 ]     3    ]    30    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    29    ] Feb-1997 ]     3    ]    30    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    30    ] Mar-1997 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    31    ] Apr-1997 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    32    ] May-1997 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    33    ] Jun-1997 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    34    ] Jul-1997 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    35    ] Aug-1997 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    36    ] Sep-1997 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    37    ] Oct-1997 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    38    ] Nov-1997 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    39    ] Dec-1997 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    40    ] Jan-1998 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    41    ] Feb-1998 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    42    ] Mar-1998 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    43    ] Apr-1998 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    44    ] May-1998 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    45    ] Jun-1998 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    46    ] Jul-1998 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    47    ] Aug-1998 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    48    ] Sep-1998 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+

                                January 10, 1995
  ISSC/CES Confidential            Schedule J                     Page 33 of 37
  cesskdj


                                   Schedule J
                    ISSC Charges, Measures of Utilization and
                           Financial Responsibilities

  Exhibit J-2
  CES Communication Requirements
  +----------+----------+----------+----------+----------+----------+---------+
  ]  ITEM #  ]   MONTH  ]  WILTEL  ] 3RD PARTY]   OTHER  ]  MVS/DEC ]   DEC   ]
  ]          ]          ]  ROUTERS ]  ROTARY  ] HS LINKS ] LS LINKS ] HS LINKS]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    49    ] Oct-1998 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    50    ] Nov-1998 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    51    ] Dec-1998 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    52    ] Jan-1999 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    53    ] Feb-1999 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    54    ] Mar-1999 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    55    ] Apr-1999 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    56    ] May-1999 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    57    ] Jun-1999 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    58    ] Jul-1999 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    59    ] Aug-1999 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    60    ] Sep-1999 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    61    ] Oct-1999 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    62    ] Nov-1999 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    63    ] Dec-1999 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    64    ] Jan-2000 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    65    ] Feb-2000 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    66    ] Mar-2000 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    67    ] Apr-2000 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    68    ] May-2000 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    69    ] Jun-2000 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    70    ] Jul-2000 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    71    ] Aug-2000 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    72    ] Sep-2000 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+

                                January 10, 1995
  ISSC/CES Confidential            Schedule J                     Page 34 of 37
  cesskdj


                                   Schedule J
                    ISSC Charges, Measures of Utilization and
                           Financial Responsibilities

  Exhibit J-2
  CES Communication Requirements
  +----------+----------+----------+----------+----------+----------+---------+
  ]  ITEM #  ]   MONTH  ]  WILTEL  ] 3RD PARTY]   OTHER  ]  MVS/DEC ]   DEC   ]
  ]          ]          ]  ROUTERS ]  ROTARY  ] HS LINKS ] LS LINKS ] HS LINKS]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    73    ] Oct-2000 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    74    ] Nov-2000 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    75    ] Dec-2000 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    76    ] Jan-2001 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    77    ] Feb-2001 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    78    ] Mar-2001 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    79    ] Apr-2001 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    80    ] May-2001 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    81    ] Jun-2001 ]     4    ]    40    ]     0    ]    10    ]    4    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    82    ] Jul-2001 ]     5    ]    45    ]     0    ]    12    ]    5    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    83    ] Aug-2001 ]     5    ]    45    ]     0    ]    12    ]    5    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    84    ] Sep-2001 ]     5    ]    45    ]     0    ]    12    ]    5    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    85    ] Oct-2001 ]     5    ]    45    ]     0    ]    12    ]    5    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    86    ] Nov-2001 ]     5    ]    45    ]     0    ]    12    ]    5    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    87    ] Dec-2001 ]     5    ]    45    ]     0    ]    12    ]    5    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    88    ] Jan-2002 ]     5    ]    45    ]     0    ]    12    ]    5    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    89    ] Feb-2002 ]     5    ]    45    ]     0    ]    12    ]    5    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    90    ] Mar-2002 ]     5    ]    45    ]     0    ]    12    ]    5    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    91    ] Apr-2002 ]     5    ]    45    ]     0    ]    12    ]    5    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    92    ] May-2002 ]     5    ]    45    ]     0    ]    12    ]    5    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    93    ] Jun-2002 ]     5    ]    45    ]     0    ]    12    ]    5    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    94    ] Jul-2002 ]     5    ]    45    ]     0    ]    12    ]    5    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    95    ] Aug-2002 ]     5    ]    45    ]     0    ]    12    ]    5    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    96    ] Sep-2002 ]     5    ]    45    ]     0    ]    12    ]    5    ]
  +----------+----------+----------+----------+----------+----------+---------+

                                January 10, 1995
  ISSC/CES Confidential            Schedule J                     Page 35 of 37
  cesskdj


                                   Schedule J
                    ISSC Charges, Measures of Utilization and
                           Financial Responsibilities

  Exhibit J-2
  CES Communication Requirements
  +----------+----------+----------+----------+----------+----------+---------+
  ]  ITEM #  ]   MONTH  ]  WILTEL  ] 3RD PARTY]   OTHER  ]  MVS/DEC ]   DEC   ]
  ]          ]          ]  ROUTERS ]  ROTARY  ] HS LINKS ] LS LINKS ] HS LINKS]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    97    ] Oct-2002 ]     5    ]    45    ]     0    ]    12    ]    5    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    98    ] Nov-2002 ]     5    ]    45    ]     0    ]    12    ]    5    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    99    ] Dec-2002 ]     5    ]    45    ]     0    ]    12    ]    5    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    100   ] Jan-2003 ]     6    ]    50    ]     0    ]    14    ]    6    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    101   ] Feb-2003 ]     6    ]    50    ]     0    ]    14    ]    6    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    102   ] Mar-2003 ]     6    ]    50    ]     0    ]    14    ]    6    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    103   ] Apr-2003 ]     6    ]    50    ]     0    ]    14    ]    6    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    104   ] May-2003 ]     6    ]    50    ]     0    ]    14    ]    6    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    105   ] Jun-2003 ]     6    ]    50    ]     0    ]    14    ]    6    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    106   ] Jul-2003 ]     6    ]    50    ]     0    ]    14    ]    6    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    107   ] Aug-2003 ]     6    ]    50    ]     0    ]    14    ]    6    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    108   ] Sep-2003 ]     6    ]    50    ]     0    ]    14    ]    6    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    109   ] Oct-2003 ]     6    ]    50    ]     0    ]    14    ]    6    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    110   ] Nov-2003 ]     6    ]    50    ]     0    ]    14    ]    6    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    111   ] Dec-2003 ]     6    ]    50    ]     0    ]    14    ]    6    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    112   ] Jan-2004 ]     6    ]    50    ]     0    ]    14    ]    6    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    113   ] Feb-2004 ]     6    ]    50    ]     0    ]    14    ]    6    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    114   ] Mar-2004 ]     6    ]    50    ]     0    ]    14    ]    6    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    115   ] Apr-2004 ]     6    ]    50    ]     0    ]    14    ]    6    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    116   ] May-2004 ]     6    ]    50    ]     0    ]    14    ]    6    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    117   ] Jun-2004 ]     6    ]    50    ]     0    ]    14    ]    6    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    118   ] Jul-2004 ]     6    ]    50    ]     0    ]    14    ]    6    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    119   ] Aug-2004 ]     6    ]    50    ]     0    ]    14    ]    6    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    120   ] Sep-2004 ]     6    ]    50    ]     0    ]    14    ]    6    ]
  +----------+----------+----------+----------+----------+----------+---------+

                                January 10, 1995
  ISSC/CES Confidential            Schedule J                     Page 36 of 37
  cesskdj


                                   Schedule J
                    ISSC Charges, Measures of Utilization and
                           Financial Responsibilities

  Exhibit J-2
  CES Communication Requirements
  +----------+----------+----------+----------+----------+----------+---------+
  ]  ITEM #  ]   MONTH  ]  WILTEL  ] 3RD PARTY]   OTHER  ]  MVS/DEC ]   DEC   ]
  ]          ]          ]  ROUTERS ]  ROTARY  ] HS LINKS ] LS LINKS ] HS LINKS]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    121   ] Oct-2004 ]     6    ]    50    ]     0    ]    14    ]    6    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    122   ] Nov-2004 ]     6    ]    50    ]     0    ]    14    ]    6    ]
  +----------+----------+----------+----------+----------+----------+---------+
  ]    123   ] Dec-2004 ]     6    ]    50    ]     0    ]    14    ]    6    ]
  +----------+----------+----------+----------+----------+----------+---------+

  Each router has HS Link, SAA Gateway 3172 cont.
  NOTE:The above Chart lists the data communications requirements for single site operation. Installation of Site 2 will replicate the above data communications requirements.









                                January 10, 1995
  ISSC/CES Confidential            Schedule J                     Page 37 of 37
  cesskdj

  ISSC / Ceridian Corporation

  Agreement for Information Technology Services
  -----------------------------------------------------------------------------

                                   Schedule K
                       Application Installation Standards

  CES agrees that Applications Software provided to ISSC for execution will conform to the following standards:

  1. Programs will be fully tested for compatibility and conformity to ISSC's specifications prior to transfer to ISSC for promotion into the pro-duction system;
  2.  Back out and recovery procedures will be documented; and
  3.  Programs will conform to the mutually agreed
      a.  File allocation and naming conventions
      b.  Sysout class
      c.  Job execution class
      d.  Forms standards
      e.  Accounting fields
      f.  Job Name Standards.

  As mutually agreed by ISSC and CES, programs will execute in the following target software environments.

  MVS
  ___
  Operating System            MVS/ESA
  Job Entry System            JES2
  Security                    RACF
  Transaction Processing      CICS
  Storage Management          DFRMM, DFSMS, DFHSM, DFDSS
  Problem/Change Management   INFO
  Performance Management      OMEGAMON
  Analysis/Reporting          MICS
  Remote Operations           NETVIEW
  On-line Viewing             TBD
  Scheduling                  ZEKE
  Restart/Rerun               ZEBB
  Output Processing           TBD
  Network Software            ACF/VTAM, ACF/NCP, EP, BTAM
  Compiler                    COBOL, COBOL2, ASSEMBLER H
  Interactive Development     DFSORT, ENDEVOR,TSO/ISPF,DB2
  Automation                  AOC
  All changes to the operating environment will be in accordance with the ISSC/CES Change Management Procedures.



                                January 10, 1995
  ISSC/CES Confidential            Schedule K                       Page 1 of 1
  cesskdk

  ISSC / Ceridian Corporation

  Agreement for Information Technology Services
  -----------------------------------------------------------------------------

                                   Schedule L
                    Security Procedures and Responsibilities


  I.  ISSC WILL:

      A. provide physical security for the Data Center and other ISSC facili-ties, if any, required to provide the Services;

      B.  restrict access to the Data Center to authorized personnel only;

      C. conduct periodic reviews of the Data Center access logs for unusual occurrences and perform follow-up activities;

      D. identify the protection requirements for operating system resources and implement this protection via the access control software;

      E. install, maintain and upgrade new or existing data access control software;

      F. implement the functions and features of the access control software which will satisfy CES's security standards and practices as defined in the Procedures Manual;

      G. grant system access to ISSC employees only to the extent necessary to perform activities required by this Agreement;

      H. provide storage and security for portable storage media including, but not limited to, tapes and disk packs under ISSC's control;

      I. keep abreast of the latest concepts and techniques associated with system and data security;

      J. review security policies and procedures for effectiveness and recom-mend improvements; and

      K. provide sufficient access to the Data Center to allow CES's security administrator to fulfill CES's responsibilities.


  II. CES WILL:

      A. provide ISSC with CES's most recent data security standards and prac-tices and updates as they occur;

      B. identify the protection requirements for application resources and protect them via the access control software;

      C. identify the protection requirements for end user data and protect it via the access control software;

      D. establish, change, deactivate and remove logon IDs and associated access authorities;

      E. reset logon ID passwords and disclose passwords to authorized per-sonnel;

      F. periodically review logon IDs and remove those for which management authorization no longer exists;

      G. review, approve and grant requests for group privileged user authori-ties;

      H. periodically review group privileged user authorities and remove those for which management approval no longer exists;

      I. implement and maintain security controls for those subsystems which do not use the access control software for their security (all sub-systems will use RACF);

      J. keep abreast of the latest concepts and techniques associated with system and data security; and

      K. review security policies and procedures for effectiveness and recom-mend improvements.

  III. SERVICES RESPONSIBILITIES MATRIX
      The Services Responsibilities Matrix attached as Exhibit L-1 to this Schedule summarizes the roles and responsibilities of ISSC and CES.


                                January 10, 1995
  ISSC/CES Confidential            Schedule L                       Page 1 of 2
  cesskdl

                                   Schedule L
                    Security Procedures and Responsibilities

  Exhibit L-1
  Services Responsibilities Matrix

  +---------------------------------------------+-----------------------------+
  ]                                             ]        RESPONSIBILITY       ]
  ]                   SECURITY                  +--------------+--------------+
  ]                                             ]     ISSC     ]      CES     ]
  +---------------------------------------------+--------------+--------------+
  ] PHYSICAL SECURITY - CES FACILITIES          ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- ADMINISTRATIVE AND TECHNICAL SUPPORT    ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- BADGE DISTRIBUTION, ALARM MONITORING    ]              ]       X      ]
  ] AND RESPONSE                                ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- EMERGENCY RESPONSE (FIRE, MEDICAL,      ]              ]       X      ]
  ] FIRST AID)                                  ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] PHYSICAL SECURITY - ISSC FACILITIES         ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- ADMINISTRATIVE AND TECHNICAL SUPPORT    ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- BADGE DISTRIBUTION, ALARM MONITORING    ]      X       ]              ]
  ] AND RESPONSE                                ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- EMERGENCY RESPONSE (FIRE, MEDICAL,      ]      X       ]              ]
  ] FIRST AID)                                  ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ] DATA SECURITY - ISSC MACHINES               ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- ACCESS CONTROL SYSTEM                   ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]     -- RACF INSTALLATION & MAINTENANCE      ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ]     -- RACF UPGRADES                        ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ]     -- ADMINISTRATIVE SUPPORT               ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]        *  SYSTEM                            ]      X       ]              ]
  +---------------------------------------------+--------------+--------------+
  ]        *  GROUP                             ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]     -- SYSTEMS PROFILE IDENTIFICATION       ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]     -- LOGON ID ADMINISTRATION              ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]     -- PASSWORD RESETS (HELP DESK)          ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]     -- SUBSYSTEMS PASSWORD AUTHORIZATION    ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]     -- SUBSYSTEMS PASSWORD ADMINISTRATION   ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] DATA SECURITY - CES-RETAINED MACHINES       ]              ]              ]
  +---------------------------------------------+--------------+--------------+
  ]  -- ACCESS CONTROL SYSTEM                   ]              ]              ]
  +---------------------------------------------+-----------------------------+
  ]     -- SYSTEM INSTALLATION & MAINTENANCE    ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]     -- SYSTEM UPGRADES                      ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]     -- ADMINISTRATIVE SUPPORT               ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]     -- SYSTEMS PROFILE IDENTIFICATION       ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]     -- LOGON ID ADMINISTRATION              ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]     -- PASSWORD RESETS (HELP DESK)          ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]     -- SUBSYSTEMS PASSWORD AUTHORIZATION    ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]     -- SUBSYSTEMS PASSWORD ADMINISTRATION   ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] LAN SYSTEMS                                 ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] DATA NETWORK                                ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- DIAL NETWORKS                           ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ]  -- LEASED LINES                            ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+
  ] VOICE NETWORK                               ]              ]       X      ]
  +---------------------------------------------+--------------+--------------+

                                January 10, 1995
  ISSC/CES Confidential            Schedule L                       Page 2 of 2
  cesskdl

  ISSC / Ceridian Corporation

  Agreement for Information Technology Services
  -----------------------------------------------------------------------------


                                   Schedule M
                       Confidential Information Categories



                         I.  Customer Lists

                         II. Customer Information

                         III.Account Information

                         IV. Business Planning Documentation





                                January 10, 1995
  ISSC/CES Confidential            Schedule M                       Page 1 of 1
  cesskdm