Form 10-Q
period 1995-06-30
CERIDIAN CORP
filed 1995-08-11
CIK 109758

                                      FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C., 20549



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1995

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

                           YES    X     NO

The number of shares of registrant's Common Stock, par value $.50 per share, outstanding as of July 31, 1995, was 45,696,230.

                    CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q


                                   INDEX

                                                                     Pages

Part I.   Financial Information


     Item 1.  Financial Statements

          Consolidated Statements of Operations
          for the three and six month periods ended
          June 30, 1995 and 1994 .............................           3

          Consolidated Balance Sheets as of
          June 30, 1995 and December 31, 1994 ................           4

          Consolidated Statements of Cash Flows for the six
          month periods ended June 30, 1995 and 1994 .........           5

          Notes to Consolidated Financial Statements ..............    6-7

          In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as set forth in the notes to consolidated financial statements) necessary to present fairly the financial position as of June 30, 1995, and results of operations for the three and six month periods and cash flows for the six month periods ended June 30, 1995 and 1994.

          The results of operations for the six month period ended June 30, 1995, are not necessarily indicative of the results to be expected for the full year.

          The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations .................   8-16


Part II.  Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders..     17

     Item 6.  Exhibits and Reports on Form 8-K ....................     17

Signature .........................................................     18

FORM 10-Q
PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS          Ceridian Corporation
(Unaudited)                                    and Subsidiaries
                                    For Periods Ended June 30,
                                 Three Months          Six Months
                                 1995      1994      1995      1994
                        (Dollars in millions, except per share data)
Revenue
  Product sales               $ 135.1   $ 124.3   $ 273.3   $ 236.8
  Services                      118.4      94.2     238.0     203.0

     Total                      253.5     218.5     511.3     439.8

Cost of revenue
  Product sales                 100.6      99.0     208.1     189.3
  Services                       59.0      44.5     110.1      92.8

     Total                      159.6     143.5     318.2     282.1

Gross profit                     93.9      75.0     193.1     157.7

Operating expenses
  Selling, general and
   administrative                55.4      48.2     110.2      97.0
  Technical expense              16.1      11.7      32.3      22.6
  Other expense (income)          0.7       0.1       0.2       0.5
Earnings before interest
   and taxes                     21.7      15.0      50.4      37.6
  Interest income                 2.8       3.2       5.5       5.1
  Interest expense               (0.4)     (0.4)     (0.7)     (0.8)

Earnings before income taxes     24.1      17.8      55.2      41.9

Income tax provision              2.1       1.4       4.8       3.3

Net earnings                  $  22.0   $  16.4   $  50.4   $  38.6

Primary earnings per share    $  0.40   $  0.29   $  0.94   $  0.70

Fully diluted earnings
  per share                   $  0.38   $  0.29   $  0.88   $  0.69

Weighted average common shares
  and equivalents (000's)
   Primary                     47,068    45,840    46,944    45,716
   Fully diluted               57,452    56,224    57,328    56,100


See notes to consolidated financial statements.

FORM 10-Q
CONSOLIDATED                                      Ceridian Corporation
BALANCE SHEETS (Unaudited)                        and Subsidiaries
                                           June 30,       December 31,
Assets                                        1995            1994
                                                   (In Millions)

Cash and equivalents                        $   114.0     $   116.8
Short-term investments                           84.5          54.6
Trade and other receivables, net                157.3         141.4
Inventories                                      28.3          25.8
Other current assets                             23.8           7.5

     Total current assets                       407.9         346.1

Investments and advances                          5.3          14.5
Property, plant and equipment, net              102.9          97.8
Prepaid pension cost                             83.6          78.0
Goodwill and other intangibles                  123.8         128.0
Capitalized software and other
 noncurrent assets                               40.7          25.9

     Total assets                           $   764.2     $   690.3


Liabilities And Stockholders' Equity


Short-term debt and current
 portion of long-term obligations           $     1.5     $     1.2
Accounts payable                                 28.2          30.7
Customer advances                                58.9          17.1
Deferred income                                  76.6          68.6
Accrued taxes                                    57.9          56.9
Employee compensation and benefits               44.4          53.5
Restructure reserves, current portion            17.3          18.8
Other accrued expenses                           61.9          60.0

     Total current liabilities                  346.7         306.8

Long-term obligations, less current portion      12.9          17.5
Deferred income taxes                             8.6           7.7
Restructure reserves, less current portion       55.7          69.5
Employee benefit plans                           81.4          80.5
Deferred income and other
 noncurrent liabilities                          21.8          21.8
Stockholders' equity                            237.1         186.5
     Total liabilities and stockholders'
      equity                                $   764.2     $   690.3

See notes to consolidated financial statements.

FORM 10-Q
CONSOLIDATED STATEMENTS OF                        Ceridian Corporation
CASH FLOWS (Unaudited)                            and Subsidiaries
                                             For Periods Ended June 30,
                                                    Six Months
                                                 1995          1994
                                                   (In Millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                 $    50.4     $    38.6
Adjustments to reconcile net earnings
  to net cash provided by (used for)
  operating activities:
    Depreciation                                  15.9          12.6
    Amortization of deferred assets                6.5           1.8
    Restructure reserves utilized                (15.6)        (34.7)
    Net change in working capital items:
      Trade and other receivables                (16.0)         (5.6)
      Inventories                                 (2.5)          3.6
      Other current assets                        (6.3)          1.6
      Accounts payable                             5.2          (4.8)
      Customer advances                           41.7         (38.8)
      Deferred income                              8.1          26.6
      Other current liabilities                   (6.2)          8.0
    Other                                          1.0          --
    Net cash provided by (used for)
      operating activities                        82.2           8.9

CASH FLOWS FROM INVESTING ACTIVITIES
Expended for capital assets and software         (38.4)        (20.3)
Expended for business acquisitions                (9.8)        (56.3)
Short-term investments                           (29.9)         39.7
Proceeds from sales of businesses,
 investments and capital assets                   --            33.5
Other                                              0.3           0.2
    Net cash provided by (used for)
      investing activities                       (77.8)         (3.2)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term debt, net                              --            (1.6)
Repayment of other debt                           (4.0)         --
Proceeds from sale of 5-1/2% Preferred Stock      --            15.5
Preferred stock dividends                         (6.5)         (6.5)
Exercise of stock options and other                3.1           3.6
    Net cash provided by (used for)
      financing activities                        (7.4)         11.0

    Effect of exchange rate changes on cash        0.2          (0.3)


NET CASH PROVIDED (USED)                          (2.8)         16.4
Cash and equivalents at beginning of period      116.8         112.4
Cash and equivalents at end of period        $   114.0     $   128.8

See notes to consolidated financial statements.

                                 FORM 10-Q
                   CERIDIAN CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                               June 30, 1995
                           (Dollars in millions)
                                (Unaudited)

RECEIVABLES
                                                June 30,   December 31,
                                                  1995        1994
Trade and Other Receivables, Net:
  Trade, less allowance of $6.1 and $6.2      $   76.8    $   73.9
  Unbilled                                        73.6        57.3
  Other                                            6.9        10.2
    Total                                     $  157.3    $  141.4


FOREIGN CURRENCY FORWARD CONTRACTS

In March 1995, the Company's subsidiary in the United Kingdom ("CDCL UK") entered into an agreement with its principal bank to purchase U.S. dollars, for an aggregate amount of 5,150,256 pounds sterling, at specified dates, generally on a monthly basis, between November 1995 and September 1998. The U.S. dollar value of these contracts at June 30, 1995 was $8.0 which was not materially different from the value at inception, and no amount of deferred gain or loss had been amortized to operations. The forward contracts will serve as a hedge of an identifiable foreign currency commitment; namely, the delivery of goods manufactured in a U.S. facility of the Company to satisfy a customer contract of CDCL UK. The forward contracts are intended to eliminate economic and accounting risks arising from fluctuations in the exchange rate between the two currencies by matching forward contract maturities to customer contract performance. Any gain or loss on the forward contracts, measured by the difference between the contract rate and the spot rate at the current balance sheet date, will be deferred (unless the deferral is expected to lead to recognizing losses in future periods) and included in cost of sales along with the related inventoried costs, effectively converting the dollar costs to pounds.

                                 FORM 10-Q
                   CERIDIAN CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                               June 30, 1995
                           (Dollars in millions)
                                (Unaudited)


STOCKHOLDERS' EQUITY
                                                June 30,  December 31,
                                                  1995       1994
  5-1/2% Cumulative Convertible Exchangeable
   Preferred Stock, $100 par value
   (liquidation preference of $236.0)
   Shares issued and outstanding 47,200       $    4.7    $    4.7
  Common Stock
    Par value - $.50
    Shares authorized - 100,000,000
    Shares issued - 45,720,195 and 45,515,123     22.9        22.8
    Shares outstanding - 45,665,955 and
      45,401,593
  Additional paid-in capital                     859.4       849.6
  Accumulated deficit                           (620.2)     (664.2)
  Foreign currency translation adjustments        (2.1)       (2.2)
  Restricted stock awards                        (22.3)      (17.6)
  Pension liability adjustment                    (4.2)       (4.2)
  Treasury stock, at cost (54,240 and 113,530
      common shares)                              (1.1)       (2.4)
        Total stockholders' equity            $  237.1    $  186.5


INTEREST RATE COLLARS AND SWAPS

During second quarter 1995, Ceridian executed a series of six interest rate collar transactions of $100.0 each for the purpose of hedging interest rate risk on invested customer deposits held in its tax filing trust. The counterparties to these arrangements are domestic commercial banks with debt ratings of A or better. Under current accounting standards, neither the collar arrangements nor the related trust investments and offsetting liability to customers are reflected in the Company's balance sheet. These arrangements, which do not require collateral, provide for the bank to pay Ceridian the amount by which a certain index of short-term interest rates falls below a floor strike level (5% or 5.5%). Alternatively, when that index exceeds a cap strike level (ranging from 6.15% to 8.47% and averaging 7.45%), Ceridian pays out the excess above the cap strike level. The remaining terms of the collars range from 11 to 41 months. In addition to the collar arrangements, the Company continued to hold at June 30, 1995, three interest rate swap agreements, maturing in the first half of 1996, with an A-rated financial institution for an aggregate notional amount of $75.0 with no collateral required. The risk of accounting loss through non-performance by the counterparties under any of these arrangements is considered negligible.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               June 30, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     For the quarter ended June 30, 1995, Ceridian Corporation (the "Company") reported net earnings of $22.0 million, or $.38 per fully diluted share of common stock, on revenue of $253.5 million, compared to net earnings of $16.4 million, or $.29 per fully diluted common share, on revenue of $218.5 million for the second quarter 1994. For the six months ended June 30, 1995, the Company reported net earnings of $50.4 million, or $.88 per fully diluted share of common stock, on revenue of $511.3 million, compared to net earnings of $38.6 million, or $.69 per fully diluted common share, on revenue of $439.8 million for the first half of 1994.

     The following table sets forth revenue for the Company, its two industry segments and the businesses that comprise those segments for the three and six month periods ended June 30, 1995 and June 30, 1994, respectively:

                                        For Periods Ended June 30,
                                     Three Months          Six Months
                                     1995      1994      1995      1994
                                            (Dollars in millions)
Information Services Segment
  Arbitron                        $  36.4   $  31.3   $  64.6   $  59.7
  Ceridian Employer Services         90.0      65.9     190.4     143.3
  Other Services (1)                 --         0.8      --         5.4

    Total Information Services      126.4      98.0     255.0     208.4

Defense Electronics Segment
  Computing Devices International   127.1     120.5     256.3     231.4

    Total Revenue                 $ 253.5   $ 218.5   $ 511.3   $ 439.8

     (1) Primarily consists of revenue from TeleMoney Services and the Company's related network and computer center operations, which were sold in May 1994.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               June 30, 1995

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

                                    For Periods Ended June 30,
                                 Three Months         Six Months
                                1995      1994      1995      1994
Revenue:
  Information Services         49.9%     44.8%     49.9%     47.4%
  Defense Electronics          50.1%     55.2%     50.1%     52.6%
     Total revenue            100.0%    100.0%    100.0%    100.0%

Gross profit:
  Information Services         52.8%     52.3%     55.3%     53.9%
  Defense Electronics          21.4%     19.8%     20.3%     19.6%
     Total gross profit        37.0%     34.4%     37.8%     35.9%

Operating expenses
  Selling, general and
    administrative             21.9%     22.1%     21.6%     22.1%
  Technical expense             6.4%      5.4%      6.3%      5.1%
  Other expense (income)        0.3%      0.0%      0.0%      0.1%
Total operating expenses       28.5%     27.5%     27.9%     27.3%

Earnings before interest
 and taxes                      8.6%      6.9%      9.9%      8.5%

Interest income (expense)       0.9%      1.3%      0.9%      1.0%

Earnings before taxes           9.5%      8.1%     10.8%      9.5%

Income tax provision            0.8%      0.6%      0.9%      0.8%

Net earnings                    8.7%      7.5%      9.9%      8.8%


     Revenue. The Company's revenue growth of 16.0% and 16.3% in the quarterly and six month periods, respectively, was primarily due to Information Services, whose revenue increased 28.9% in the quarterly comparison and 22.4% in the six month comparison. Employer Services was the most significant contributor to this increase, reporting revenue growth of 36.6% and 32.9% in the respective quarterly and year-to-date comparisons. Almost 40% of Employer Services' revenue growth in quarterly and year-to-date comparisons was due to acquisitions made during 1994, principally Tesseract Corporation ("Tesseract") and User Technology Services, Inc. Apart from acquisitions, Employer Services' revenue

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               June 30, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (cont.)


increased 20% in the year-to-date comparison, which included an increase in the average annual yield on the investment of payroll tax filing deposits of 188 basis points. Excluding additional revenue derived from increased investment yields, Employer Services' revenue increased 13% in the year-to-date comparison. This internal revenue growth was primarily due to new customer installations for payroll processing services and a 20% increase in average invested tax filing balances to $1.1 billion, reflecting growth in the tax filing customer base. The annualized revenue value of orders received by Employer Services during the first half of 1995 increased by more than 20% compared to the year earlier period, although such growth could moderate if significant numbers of potential payroll processing customers elect to defer placing an order until the introduction of Employer Services' enhanced payroll processing system in 1996.

     Because of the significance to Employer Services' revenue of investment income from tax filing deposits, and the interest rate sensitivity of that income, the Company entered into a series of six interest rate collar transactions, each with a notional amount of $100 million, during the second quarter 1995. These transactions, along with three interest rate swap transactions with an aggregate notional amount of $75 million, are described more fully in the financial statement note entitled "Interest Rate Swaps and Collars."

     On July 13, 1995, the Company announced that it had agreed to acquire Resumix, Inc., which provides skills management software and services that enable an organization to manage large volumes of incoming resume data to identify qualified candidates for hire and match them with available staffing needs, and to manage the skills of its existing work force by placing current employees in new jobs or projects. Resumix's 1994 revenue was $21 million. Consideration for the acquisition, which is subject to the approval of Resumix's shareholders, will be shares of the Company's common stock. The Company expects to account for the transaction as a pooling of interests.

     Arbitron's second quarter 1995 revenue increased 16.0% from the year earlier quarter, which also resulted in an 8.3% revenue increase in the six month comparison. Revenue from radio audience measurement services and analytical software increased 10.9% and 9.6% in the quarterly and year-to-date comparisons, respectively, due to an increased rate of customer renewals (which in 1995 have also tended to occur earlier in the year), a higher percentage of syndicated ratings customers also subscribing for analytical software applications, and price increases related to increases in the sample size for radio surveys. In the second quarter 1995, the revenue increase from radio was complemented by a revenue increase resulting from the Company's year-end 1994 exchange of its interest in the Competitive Media Reporting ("CMR") joint venture for an interest in the Scarborough Research Partnership ("SRP"). As a result of this transaction, Arbitron no longer derives revenue from the sale of commercial

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               June 30, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (cont.)


monitoring services provided by CMR, but SRP's results are consolidated with Arbitron's. SRP's revenue is heavily weighted toward the second, third and fourth quarters of each year, coinciding with deliveries of the Scarborough Report.

     Computing Devices' revenue increased 5.5% in the quarterly comparison and 10.8% in the six month comparison, due to 18% and 27% revenue increases in the respective periods in its international operations, principally Canada. Although about 60% of the year-to-date revenue increase from international operations was attributable to the Iris contract to provide a communications system to the Canadian defense department, performance under that contract has progressed to the point that the Company does not expect it to be the source of revenue increases in future periods. The balance of the revenue increase from international operations was primarily attributable to ground systems products of the Canadian operations, particularly a $105 million, multi-year contract to develop and produce a light armored vehicle reconnaissance system, and to reconnaissance and avionics contracts in the United Kingdom operations. Revenue from Computing Devices' U.S. operations declined about 5% in the year-to-date comparison. For all of 1995, Computing Devices expects its orders to be about 15% below the level achieved in 1994, when it achieved its highest order year ever.

     Gross Margin. The Company's gross margin improvement in the quarterly and year-to-date comparisons reflected margin improvements in each of industry segments and the relatively greater revenue growth in the Information Services segment, which has higher gross margins than the Defense Electronics segment. The improvement in Information Services primarily reflected the very low gross margin for TeleMoney prior to its sale in May 1994, and an increase in the gross margin in Arbitron in both the quarterly and year-to-date comparisons. Arbitron's improvement was primarily a function of revenue mix, as low margin revenue from the sale of commercial monitoring services provided by CMR did not continue in 1995 as a result of the CMR/SRP transaction, and higher margin revenue from radio audience measurement services and analytical software increased. Employer Services' gross margin increased only a small amount in the quarterly and year-to-date comparisons, as improvements that would otherwise have been expected to result from higher business volume were mostly offset by incremental costs associated with the transition of customers to a national telephone customer support center (a transition that was completed in the second quarter 1995), and with ongoing projects to establish a centralized payroll data processing system and to upgrade Employer Services' management information systems. Incremental costs associated with the centralization of payroll processing, particularly to provide duplicate processing of payrolls at district offices and at the centralized facilities while customers are transitioned to the enhanced payroll processing software, are expected to put pressure on Employer Services' margins in future periods.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               June 30, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (cont.)


     The increase in Computing Devices' gross margin in the quarterly and year-to-date comparisons was primarily due to improved gross margins in Computing Devices' U.S. operations in both comparative periods and an increase in the gross margin on the Iris contract in the second quarter 1995. The margin improvement in the U.S. operations reflected the completion of certain contracts, the movement of other contracts from the development phase into the production phase, and the benefits of reduced employment levels. The margin increase in connection with the Iris contract reflected the achievement of certain contract milestones and the corresponding release of certain holdbacks. Partially offsetting these improvements were increased costs in the United Kingdom operations in the second quarter 1995 reflecting provisions for additional costs to complete the development contract for the Eurofighter 2000 aircraft and for consolidating facilities.

     Operating Expenses. The Company's operating expenses (selling, general and administrative ("SG&A") expenses, technical expense and other expense) increased in both the three and six month comparisons at a faster rate than its revenue increase. This was true in both industry segments, with the greatest increase as a percentage of revenue occurring in technical expense. Information Services' technical expense as a percentage of revenue increased from 4.9% and 4.7% of revenue in the second quarter and first half of 1994, respectively, to 6.1% and 6.6% of revenue in the comparable 1995 periods. Virtually all of this segment's increase in technical expense, both in dollars and as a percentage of revenue, was in Employer Services, reflecting the June 1994 acquisition of Tesseract and spending in connection with the enhancement of its payroll processing software. An increase in research and development expenses in Computing Devices was the primary factor in causing its technical expense to increase from 5.8% and 5.5% of revenue in the second quarter and first half of 1994, respectively, to 6.6% and 6.1% of revenue in the comparable 1995 periods.

     SG&A expenses for the Company as a whole decreased somewhat as a percentage of revenue in the three and six month comparisons, even though such expenses increased somewhat as a percentage of revenue for each industry segment in the quarterly comparison (from 33.6% to 33.9% for Information Services and from 7.2% to 7.8% for Defense Electronics) and were little changed as a percentage of revenue in the six month comparison (Information Services decreased from 33.5% to 33.4% and Defense Electronics increased from 7.6% to 7.8%). This primarily reflects certain expenses, such as the compensation expense associated with the Company's performance restricted stock plan, that were not allocated to either industry segment in the first half of 1994 but were so allocated in the first half of 1995. Apart from this factor, Information Services' selling expense decreased as a percentage of revenue, primarily reflecting the portion of Employer Services' increased revenue with which there is associated a lesser percentage of selling expense, such as revenue attributable to increased interest rates on tax filing deposits and from acquisitions made during

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               June 30, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (cont.)


1994. General and administrative expenses increased as a percentage of revenue in Information Services, largely due to amortization of goodwill and other intangible assets associated with acquisitions made during 1994.

     Other expense in the second quarter 1995 primarily consisted of the other partner's share of SRP's income, and in the first half 1995 primarily consisted of the Company's share of the loss incurred by an entity in which it has a minority investment. Other expense during the 1994 periods primarily consisted of the Company's share of CMR's loss.

     Earnings Before Interest and Taxes. The Company's earnings before interest and taxes ("EBIT") increased $6.7 million, or 44%, in the quarterly comparison and $12.8 million, or 34%, in the year-to-date comparison. The cumulative EBIT increases for the Company's two industry segments are not as large as for the Company as a whole because of the previously mentioned operating expenses that were not allocated to the industry segments in the 1994 periods. Information Services' EBIT increased $2.0 million, or 14.8%, in the quarterly comparison, and $6.6 million, or 20.6%, in the year-to-date comparison. As a percentage of revenue, however, Information Services' EBIT decreased from 13.7% to 12.2% in the quarterly comparison, and from 15.5% to 15.3% in the year-to-date comparison. Computing Devices' EBIT increased $0.7 million, or 9.0%, in the quarterly comparison, and $1.4 million, or 9.3%, in the year-to-date comparison. As a percentage of revenue, Computing Devices' EBIT increased from 6.7% to 6.9% in the three month comparison, but declined from 6.4% to 6.3% in the six month comparison.

     Interest Income and Expense and Taxes. The increase in interest income in the six month comparison reflected higher interest rates in the first half of 1995, although a decrease in the balances of cash and short-term investments through most of the second quarter 1995 caused a decrease in interest income in the quarterly comparison. The provisions for income taxes for the first half of 1994 and 1995 primarily represent tax charges related to the Company's international operations.


Financial Condition

     The Company's cash and short-term investments increased from $171.4 million at December 31, 1994 to $198.5 million at June 30, 1995. Although none of the December 31 balance was subject to any restrictions, $1.1 million of the June 30, 1995 balance was subject to restriction in connection with standby letters of credit issued on behalf of Computing Devices' Canadian operations to serve as performance guarantees. In addition, approximately $80 million of the Company's cash and short-term investments at June 30, 1995 were the U.S. dollar equivalent of unhedged

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               June 30, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition (cont.)

Canadian dollar cash and short-term investments held by the Company's Canadian subsidiary. The Company does not expect that this balance in Canada will decrease appreciably during the remainder of 1995.

     During the first six months of 1995, operating cash flows provided $82.2 million of cash, after having provided $8.9 million of cash in the first half of 1994. Net earnings adjusted to a cash basis provided cash of $73.8 million in the first half of 1995 and $53.0 million in the first half of 1994. A decrease in working capital provided $24.0 million of cash in the first half of 1995, while an increase in working capital utilized $9.4 million of cash in the 1994 period. Reflected in the first half 1995 cash provided in connection with working capital items was a $49.8 million increase in customer advances and deferred income, primarily reflecting the June 1995 receipt of a customer advance as a result of Computing Devices achieving a significant milestone under the Iris contract. Reflected in cash utilized in the first half of 1994 in connection with working capital items was a $12.2 million reduction in customer advances and deferred income, primarily reflecting the utilization of the last in a series of semiannual customer advances in connection with the Iris contract.
Although the Company no longer receives regular, semiannual customer advances under that contract, additional customer advances tied to the achievement of significant contractual milestones may be received from time to time in the future. Partially offsetting the 1995 cash provided by working capital items was a $16.0 million increase in trade and other receivables, primarily reflecting increases in Computing Devices' unbilled receivables, principally related to the Iris contract. Payments of restructure liabilities were $15.6 million and $34.7 million in the first half of 1995 and 1994, respectively. The following table summarizes estimated restructure payments during 1995, first half 1995 restructure payments, and restructure payments expected during the remainder of 1995:

                                                             Expected
                                  Estimated    Payments      Payments
                                  Payments       First        Second
           Category                 1995       Half 1995    Half 1995


Severance and Related Costs          $ 4.3       $ 3.7          $0.6
Equipment Lease Termination            1.7         0.5           1.2
Vacant Space                           9.1         4.9           4.2
Costs to Dispose of Businesses         0.5         0.2           0.3
Legal Costs                            1.2         0.7           0.5
Environmental Costs                    1.3         0.7           0.6
Duplicate Processing/Support           5.5         4.9           0.6

  Total                              $23.6       $15.6          $8.0

At June 30, 1995, the Company reported accrued restructure liabilities of $73.0 million, which is expected to decline to $65.0 million by the end of

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               June 30, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition (cont.)


1995. The 1995 estimated payments shown in the table represent a $4.8 million increase over the comparable estimate at year end 1994, with about a third of the increase in each of vacant space and duplicate processing, and most of the balance in environmental and severance and related costs. The increase represents accelerated usage of such reserves rather than adjustments to the amount of existing reserves. Restructure payments during 1995 generally involve obligations (most significantly for vacant space) related to past restructuring actions not involving the Company's ongoing businesses, and to actions in Employer Services to centralize customer service capabilities and consolidate payroll processing.

     Investing activities utilized $77.8 million of cash during the first half of 1995 and utilized $3.2 million of cash during the first half of 1994. The net use of cash during the first half of 1995 included an increase of $29.9 million in short-term investments, as the Company's independent investment manager increased average maturities in that period, and expenditures of $38.4 million for capital assets and software and $9.8 million paid to acquire businesses, primarily as a result of transactions that occurred near the end of 1994. Cash utilized for investing activities during the first half of 1994 included $56.3 million expended for business acquisitions, principally the acquisition of Tesseract during June 1994, and $20.3 million expended for capital assets and software. Offsetting most of these expenditures was $39.7 million of cash received from the liquidation of short-term investments in the first six months of 1994, as the Company's independent investment manager reduced average maturities during the period, and $33.5 million of cash received from the sale of businesses and investments, primarily the sale of TeleMoney and the final settlement of obligations under a tax matters agreement relating to the 1986 sale of Commercial Credit Company. The largest portion of the increase in expenditures for capital assets and software in the six month comparison involved Employer Services, and reflected equipment to expand and improve communications and service delivery capabilities, the acquisition of Tesseract, and ongoing projects to introduce enhanced payroll processing software and human resource software applications.

     Financing activities utilized $7.4 million of cash during the first half of 1995, reflecting the $3.2 million prepayment of a mortgage and $6.5 million in preferred stock dividends. During the first half of 1994, financing activities provided $11.0 million of cash, primarily reflecting the receipt of an additional $15.5 million in net cash proceeds from the sale by the Company of additional shares of preferred stock as a result of the underwriters' exercise of their over-allotment option.

     During May 1995, the Company concluded a one year extension (to May 29, 1996) of its unsecured $35 million domestic revolving credit facility. Under the terms of the extension, the Company will be able to obtain revolving loans or standby letters of credit which may not have a final expiration date later than May 29, 1997. At June 30, 1995, there were $1.6

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               June 30, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition (cont.)

million in letters of credit and no revolving loans outstanding under the facility. Under the terms of the extended facility, the Company must maintain a minimum consolidated net worth which is subject to increase based on the Company's net earnings after December 31, 1993 and certain equity contributions to the Company after the same date. As of June 30, 1995, the Company was in compliance with this covenant by $41.6 million. The Company is also subject to additional covenants which prescribe a fixed charge coverage ratio of 2.25 to 1 on a rolling four quarters basis, and which limit debt, liens, contingent obligations, operating leases and divestitures. The Company continues to be in compliance with all covenants associated with this credit facility.

     The Company expects to meet its operating cash needs (including accrued restructure liabilities), expenditures for capital assets and software, dividend obligations with respect to its 5 1/2% preferred stock and expenditures to repurchase common stock from its existing cash balances, cash flow from operations and proceeds from the exercise of stock options. The Company has also utilized and may in the future utilize cash from these sources to make acquisitions. The Company expects to remain active in this regard and to concentrate its acquisitions in areas related to or which complement the Company's current businesses, with a primary emphasis on its Information Services segment. In structuring any such acquisitions, the Company would seek to emphasize the use of its common stock as acquisition consideration in order to make pooling of interests accounting treatment available.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               June 30, 1995


Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders was held on May 10, 1995. Of the 45,585,022 shares of the Company's common stock entitled to vote at the meeting, 38,572,989 shares were present at the meeting in person or by proxy.

     The ten people designated by the Company's Board of Directors as nominees for director were elected, with voting as follows:

                          Total Votes     Total Votes
          Nominee             For           Withheld
     Ruth M. Davis        38,475,009          97,980
     Allen W. Dawson      38,478,544          94,445
     Ronald James         38,477,347          95,642
     Richard G. Lareau    38,221,555         351,434
     George R. Lewis      38,483,571          89,418
     Charles Marshall     38,478,088          94,901
     Lawrence Perlman     38,479,213          93,776
     Carole J. Uhrich     38,485,198          87,791
     Richard W. Vieser    38,477,479          95,510
     Paul S. Walsh        38,483,984          89,005


     Stockholders voted to approve the Ceridian Amended and Restated 1993 Long-Term Incentive Plan. There were 26,670,807 votes cast for the Plan, 9,203,186 votes against the Plan, 484,378 shares specifically abstained from voting on the matter. In addition, 2,214,618 shares present at the meeting were the subject of broker non-votes on this matter.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          Exhibit             Description

          10.01     Second Amended and Restated Credit
                    Agreement, dated as of May 23, 1995, among the Registrant, Bank of America N.T. & S.A., as Agent and the Other Financial
                    Institutions Parties Thereto (the "Credit
                    Agreement")

          11        Statement re computation of per share
                    earnings

                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended June 30, 1995, to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CERIDIAN CORPORATION
                                          Registrant




Date:  August 11, 1995               /s/L. D. Gross
                                     L. D. Gross
                                     Vice President and
                                     Corporate Controller
                                     (Principal Accounting Officer)

                               EXHIBIT INDEX

          Exhibit             Description                           Code

          10.01     Second Amended and Restated Credit
                    Agreement, dated as of May 23, 1995, among
                    the Registrant, Bank of America N.T. & S.A.,
                    as Agent and the Other Financial
                    Institutions Parties Thereto (the "Credit
                    Agreement")                                       E

          11        Statement re computation of per share
                    earnings                                          E

Legend:   (E)   Electronic Filing
        (IBR)   Incorporated by reference from previous filing
          (P)   Printed material