Form 10-Q
period 1995-09-30
CERIDIAN CORP
filed 1995-11-14
CIK 109758

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C., 20549



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1995



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

                           YES    X     NO



The number of shares of registrant's Common Stock, par value $.50 per share, outstanding as of October 31, 1995, was 46,599,696.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q


                                   INDEX

                                                                     Pages

Part I.   Financial Information


     Item 1.  Financial Statements

          Consolidated Statements of Operations
          for the three and nine month periods ended
          September 30, 1995 and 1994 ..............................     3

          Consolidated Balance Sheets as of
          September 30, 1995 and December 31, 1994 .................     4

          Consolidated Statements of Cash Flows for the nine
          month periods ended September 30, 1995 and 1994 ..........     5

          Notes to Consolidated Financial Statements ...............   6-7

          In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as set forth in the notes to consolidated financial statements) necessary to present fairly the financial position as of September 30, 1995, and results of operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 1995 and 1994.

          The results of operations for the nine month period ended September 30, 1995, are not necessarily indicative of the results to be expected for the full year.

          The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ..................  8-19



Part II.  Other Information

     Item 1.  Legal Proceedings ....................................    20

     Item 6.  Exhibits and Reports on Form 8-K .....................    20

Signature ..........................................................    21

FORM 10-Q
PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS          Ceridian Corporation
(Unaudited)                                    and Subsidiaries
                                  For Periods Ended September 30,
                                  Three Months        Nine Months
                                1995      1994      1995      1994
                         (Dollars in millions, except per share data)
Revenue
  Product sales               $ 128.8   $ 151.5   $ 408.7   $ 393.6
  Services                      116.3      95.6     358.5     301.4

     Total                      245.1     247.1     767.2     695.0

Cost of revenue
  Product sales                  91.5     115.9     300.7     306.6
  Services                       57.6      46.0     170.4     141.1

     Total                      149.1     161.9     471.1     447.7

Gross profit                     96.0      85.2     296.1     247.3

Operating expenses
  Selling, general and
   administrative                56.0      53.8     171.2     155.0
  Technical expense              16.0      14.4      50.0      38.5
  Other expense (income)          0.6      (1.2)      0.8      (0.7)
Earnings before interest
   and taxes                     23.4      18.2      74.1      54.5
  Interest income                 3.9       2.8       9.4       7.9
  Interest expense               (0.3)     (0.4)     (1.0)     (1.2)

Earnings before income taxes     27.0      20.6      82.5      61.2

Income tax provision              1.8       1.7       6.6       5.0

Net earnings                  $  25.2   $  18.9   $  75.9   $  56.2

Primary earnings per share    $  0.45   $  0.33   $  1.37   $  1.00

Fully diluted earnings
 per share                    $  0.43   $  0.33   $  1.30   $  0.98
Weighted average common shares
  and equivalents (000's)
   Primary                     48,439    47,094    48,137    46,771
   Fully diluted               58,823    57,478    58,521    57,155

See notes to consolidated financial statements.

FORM 10-Q
CONSOLIDATED                                   Ceridian Corporation
BALANCE SHEETS (Unaudited)                     and Subsidiaries
                                            September 30, December 31,
Assets                                         1995           1994
                                                   (In Millions)
Cash and equivalents                          $    168.4    $ 119.5
Short-term investments                              23.6       54.6
Trade and other receivables, net                   177.1      147.3
Inventories                                         32.8       26.2
Other current assets                                24.3        7.7

     Total current assets                          426.2      355.3

Investments and advances                             5.8       14.5
Property, plant and equipment, net                 108.7      100.0
Prepaid pension cost                                88.9       78.0
Goodwill and other intangibles                     122.4      128.0
Capitalized software and other
 noncurrent assets                                  54.8       26.2

     Total assets                             $    806.8    $ 702.0


Liabilities And Stockholders' Equity


Short-term debt and current
 portion of long-term obligations                    1.5        1.3
Accounts payable                                    30.0       31.5
Customer advances                                   63.5       17.1
Deferred income                                     88.8       71.8
Accrued taxes                                       59.3       57.2
Employee compensation and benefits                  51.3       55.2
Restructure reserves, current portion               21.3       18.8
Other accrued expenses                              54.0       67.6

     Total current liabilities                     369.7      320.5

Long-term obligations, less current portion         12.6       17.5
Deferred income taxes                                9.2        7.7
Restructure reserves, less current portion          51.0       69.5
Employee benefit plans                              80.5       80.5
Deferred income and other
 noncurrent liabilities                             23.0       22.2
Stockholders' equity                               260.8      184.1
     Total liabilities and stockholders'
      equity                                  $    806.8    $ 702.0

See notes to consolidated financial statements.

FORM 10-Q
CONSOLIDATED STATEMENTS OF                        Ceridian Corporation
CASH FLOWS (Unaudited)                            and Subsidiaries
                                        For Periods Ended September 30,
                                                    Nine Months
                                                 1995          1994
                                                   (In Millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                 $    75.9     $    56.2
Adjustments to reconcile net earnings
  to net cash provided by (used for)
  operating activities:
    Depreciation                                  24.6          20.0
    Amortization of deferred assets               10.1           4.2
    Restructure reserves utilized                (16.3)        (44.1)
    Net change in working capital items:
      Trade and other receivables                (30.2)        (12.9)
      Inventories                                 (6.6)          9.4
      Other current assets                        (6.6)          1.8
      Accounts payable                             6.3         (14.3)
      Customer advances                           46.3         (22.9)
      Deferred income                              9.8          29.0
      Other current liabilities                   (8.2)         13.0
    Other                                         (0.5)         (9.6)
    Net cash provided by (used for)
      operating activities                       104.6          29.8

CASH FLOWS FROM INVESTING ACTIVITIES
Expended for capital assets and software         (66.7)        (37.8)
Expended for business acquisitions                (9.8)        (56.3)
Short-term investments                            31.1          52.9
Proceeds from sales of businesses,
 investments and capital assets                    0.1          33.5
Other                                              0.4           0.4
    Net cash provided by (used for)
      investing activities                       (44.9)         (7.3)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term debt, net                              --             2.6
Repayment of other debt                           (4.5)         (3.2)
Proceeds from sale of 5-1/2% Preferred Stock      --            15.5
Preferred stock dividends                         (9.7)         (9.7)
Exercise of stock options and other                3.2           4.1
    Net cash provided by (used for)
      financing activities                       (11.0)          9.3

    Effect of exchange rate changes on cash        0.2          (0.3)


NET CASH PROVIDED (USED)                          48.9          31.5
Cash and equivalents at beginning of period      119.5         116.6
Cash and equivalents at end of period        $   168.4     $   148.1

See notes to consolidated financial statements.

                                 FORM 10-Q
                   CERIDIAN CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                            September 30, 1995
                           (Dollars in millions)
                                (Unaudited)
INVESTING ACTIVITY

On August 31, 1995, Ceridian completed the acquisition of Resumix, Inc., a privately held California-based company that provides skills management software and services. The transaction involved the issuance of 849,010 shares of Ceridian common stock to effect the acquisition and the reservation for issuance of an additional 104,642 such shares in connection with the assumption of all outstanding Resumix stock options. The transaction is being accounted for as a pooling-of-interests. Therefore, the issuance of Ceridian shares and options and the combining of the accounts of the two companies are treated as if the acquisition took place on the earliest date of each period reported. The financial statements for prior periods have been restated accordingly. The impact of the restatement on the 1994 financial statements in this report includes additional revenue of $4.7 and $12.8 and losses of $0.2 and $1.5 for the three and nine month periods, respectively, and additional assets at December 31, 1994 of $11.7.

RECEIVABLES
                                           September      December 31,
                                                     30,
                                               1995         1994
Trade and Other Receivables, Net:
  Trade, less allowance of $6.5 and $6.5          88.5
                                              $              79.2
                                                          $
  Unbilled
                                                  81.7       57.3
  Other                                            6.9       10.8
    Total                                        177.1
                                              $           $ 147.3


FOREIGN CURRENCY FORWARD CONTRACTS

In March 1995, the Company's subsidiary in the United Kingdom ("CDCL UK") entered into an agreement with its principal bank to purchase U.S. dollars, for an aggregate amount of 5,150,256 pounds sterling, at specified dates, generally on a monthly basis, between November 1995 and September 1998. The U.S. dollar value of these contracts at September 30, 1995 was $8.0 which was not materially different from the value at inception, and no amount of deferred gain or loss had been amortized to operations. The forward contracts will serve as a hedge of an identifiable foreign currency commitment; namely, the delivery of goods manufactured in a U.S. facility of the Company to satisfy a customer contract of CDCL UK. The forward contracts are intended to eliminate economic and accounting risks arising from fluctuations in the exchange rate between the two currencies by matching forward contract maturities to customer contract performance. Any gain or loss on the forward contracts, measured by the difference between the contract rate and the spot rate at the current balance sheet date, will be deferred (unless the deferral is expected to lead to recognizing losses in future periods) and included in cost of sales along with the related inventoried costs, effectively converting the dollar costs to pounds.

                                 FORM 10-Q
                   CERIDIAN CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                            September 30, 1995
                           (Dollars in millions)
                                (Unaudited)

STOCKHOLDERS' EQUITY
                                           September      December 31,
                                                     30,
                                                1995        1994
  5-1/2% Cumulative Convertible Exchangeable
   Preferred Stock, $100 par value
   (liquidation preference of $236.0)
   Shares issued and outstanding 47,200        $    4.7   $   4.7
  Common Stock
    Par value - $.50
    Shares authorized - 100,000,000
    Shares issued - 46,627,820 and 46,364,133      23.3      23.2
    Shares outstanding - 46,588,260 and
      46,250,603
  Additional paid-in capital                      876.3     858.9
  Accumulated deficit                            (610.1)   (676.3)
  Foreign currency translation adjustments         (2.1)     (2.2)
  Restricted stock awards                         (26.1)    (17.6)
  Pension liability adjustment                     (4.2)     (4.2)
  Treasury stock, at cost (39,560 and 113,530
      common shares)                               (1.0)     (2.4)
        Total stockholders' equity             $  260.8   $ 184.1

INTEREST RATE COLLARS AND SWAPS

During second quarter 1995, Ceridian executed a series of six interest rate collar transactions of $100.0 each for the purpose of hedging interest rate risk on invested customer deposits held in its tax filing trust. In early October 1995, the Company established another $100.0 interest rate collar for the same purpose. The counterparties to these arrangements are domestic commercial banks with debt ratings of A or better. Under current accounting standards, neither the collar arrangements nor the related trust investments and offsetting liability to customers are reflected in the Company's balance sheet. These arrangements, which do not require collateral, provide for the bank to pay Ceridian the amount by which a certain index of short-term interest rates falls below a floor strike level (5% or 5.5%). Alternatively, when that index exceeds a cap strike level (ranging from 6.15% to 8.47% and averaging 7.41%), Ceridian pays out the excess above the cap strike level. The remaining terms of the collars range from 8 to 42 months. In addition to the collar arrangements, the Company continued to hold at September 30, 1995, three interest rate swap agreements, maturing in the first half of 1996, with an A-rated financial institution for an aggregate notional amount of $75.0 with no collateral required. The risk of accounting loss through non-performance by the counterparties under any of these arrangements is considered negligible.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

     For the quarter ended September 30, 1995, Ceridian Corporation (the "Company") reported net earnings of $25.2 million, or $.43 per fully diluted share of common stock, on revenue of $245.1 million, compared to net earnings of $18.9 million, or $.33 per fully diluted common share, on revenue of $247.1 million for the third quarter 1994. For the nine months ended September 30, 1995, the Company reported net earnings of $75.9 million, or $1.30 per fully diluted share of common stock, on revenue of $767.2 million, compared to net earnings of $56.2 million, or $.98 per fully diluted common share, on revenue of $695.0 million for the first nine months of 1994. Amounts for both the 1994 and 1995 periods include the historical results of Resumix, Inc. ("Resumix"), which was acquired by the Company on August 31, 1995, and the effect of the issuance of shares of Ceridian common stock in that acquisition transaction, which is being accounted for as a pooling-of-interests.

     On August 23, 1995, the Company, a newly formed wholly-owned subsidiary of the Company ("Sub") and Comdata Holdings Corporation ("Comdata") signed an Agreement and Plan of Merger, dated as of the same date (the "Merger Agreement"), pursuant to which Comdata would be acquired by the Company by means of the merger of the Sub with and into Comdata, with Comdata being the surviving corporation and becoming a wholly-owned subsidiary of the Company (the "Merger"). Comdata, through its wholly-owned subsidiary Comdata Network, Inc. ("Network"), is a leading provider of transaction processing services to the trucking and gaming industries. Comdata and its subsidiaries had consolidated revenue of $204.3 million and
243.3 million for the first nine months of 1995 and for fiscal 1994, respectively, and net earnings of $21.5 million and $28.1 million for those respective periods.

     Upon consummation of the Merger, each outstanding share of Comdata common stock will be converted into 0.57 (the "Exchange Ratio") of a share of the Company's common stock, and each outstanding option to purchase Comdata common stock will be assumed by the Company and converted into an option to acquire a proportionate number of shares of the Company's common stock at a proportionatedly adjusted exercise price per share. Based on data as of October 27, 1995, approximately 20,439,532 new shares of Company common stock would be issued to Comdata stockholders in connection with the Merger, representing approximately 30.5% of the outstanding Company common stock after giving effect to such issuance, and an additional 1,112,179 shares of Company common stock would be reserved for issuance to holders of Comdata options.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                            September 30, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (cont.)


     The Merger Agreement and the issuance of the Company's shares in connection with the Merger are subject to the approval of the holders of the common stock of the respective companies. Special meetings of the Comdata and Ceridian stockholders have been scheduled for December 12, 1995. If the requisite stockholder approvals are obtained and other conditions precedent to the Merger are satisfied or waived, the transaction is expected to close on or shortly after December 12, 1995. The Company has filed a registration statement on Form S-4 with the Securities and Exchange Commission (File No. 33-64089) pertaining to this transaction.
The company expects that in connection with the Merger, in the quarter in which it is consummated, the Company will record charges of approximately $70 million related to costs associated with the anticipated refinancing of Comdata's indebtedness (including the write-off of existing deferred debt expense) and costs associated with the Merger.

     The following table sets forth revenue for the Company, its two industry segments and the businesses that comprise those segments for the three and nine month periods ended September 30, 1995 and September 30, 1994, respectively:

                                      For Periods Ended September 30,
                                       Three Months        Nine Months
                                      1995      1994      1995      1994
                                          (Dollars in millions)
Information Services Segment
 Arbitron                          $  34.7   $  29.8   $  99.3   $  89.4
 Human Resources Group (1)            93.1      80.8     294.4     232.3
 Other Services (2)                    --        --       --        5.4
   Total Information Services        127.8     110.6     393.7     327.1
Defense Electronics Segment
 Computing Devices International     117.3     136.5     373.5     367.9
     Total Revenue                 $ 245.1   $ 247.1   $ 767.2   $ 695.0

     (1) The Human Resources Group, the formation of which was announced by the Company on October 23, 1995, consists of the Company's Employer Services business (which includes the Company's Centre-file, User
Technology and MiniData subsidiaries), the Company's Tesseract and Resumix subsidiaries, and its employee assistance business.

     (2) Primarily consists of revenue from TeleMoney Services and the Company's related network and computer center operations, which were sold in May 1994.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                            September 30, 1995

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

                                  For Periods Ended September 30,
                                 Three Months         Nine Months
                                1995      1994      1995      1994
Revenue:
  Information Services          52.1%     44.7%     51.3%     47.1%
  Defense Electronics           47.9%     55.3%     48.7%     52.9%
     Total revenue             100.0%    100.0%    100.0%    100.0%

Gross profit:
  Information Services          53.0%     55.1%     54.8%     54.4%
  Defense Electronics           24.1%     17.8%     21.5%     18.9%
     Total gross profit         39.2%     34.5%     38.6%     35.6%

Operating expenses:
  Selling, general and
    administrative              22.8%     21.8%     22.3%     22.3%
  Technical expense              6.5%      5.8%      6.5%      5.5%
  Other expense (income)         0.2%     (0.5)%     0.1%     (0.1)%
Total operating expenses        29.6%     27.1%     28.9%     27.7%

Earnings before interest
 and taxes                       9.6%      7.4%      9.7%      7.9%

Interest income (expense)        1.4%      1.0%      1.1%      1.0%

Earnings before taxes           11.0%      8.3%     10.8%      8.8%

Income tax provision             0.7%      0.7%      0.9%      0.7%

Net earnings                    10.3%      7.7%      9.9%      8.1%

     Revenue. Although the Company's revenue increased 10.4% in the nine month comparison, it decreased 0.8% in the quarterly comparison. This reflected revenue growth in Information Services of 15.6% in the quarterly comparison and 20.4% in the nine month comparison, and a revenue decrease in Computing Devices of 14.1% in the quarterly comparison, which limited Computing Devices' revenue growth in the nine month comparison to 1.5%. In Information Services, the Human Resources Group reported revenue growth of 15.2% and 26.7% in the respective quarterly and year-to-date comparisons. About one-third of the revenue growth in the Human Resources Group in the year-to-date comparison was due to acquisitions made during 1994,
                                  - 10 -

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                            September 30, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (cont.)


principally Tesseract and User Technology. Apart from acquisitions, the Human Resources Group's revenue increased about 18% in the year-to-date comparison, which included an increase in the average annual yield on the investment of payroll tax filing deposits of 175 basis points. Excluding additional revenue derived from increased investment yields, the Human Resources Group's revenue increased about 12% in the year-to-date comparison. The majority of this internal revenue growth was in Employer Services, reflecting new customer installations for payroll processing services and a 16.5% increase in average invested tax filing balances to $926 million, reflecting growth in the tax filing customer base. Although the annualized revenue value of orders received by Employer Services during the first nine months of 1995 increased by about 20% compared to the year earlier period, Employer Services has experienced some lengthening of the average time required to install new customers (and to begin realizing revenue from such customers), largely reflecting an increased concentration of sales and marketing efforts on larger customers and a corresponding increase in installation complexity.

     Because of the significance to Employer Services' revenue of investment income from tax filing deposits, and the interest rate sensitivity of that income, the Company has entered into a series of seven interest rate collar transactions, each with a notional amount of $100 million, during 1995. These transactions, along with three interest rate swap transactions with an aggregate notional amount of $75 million, are described more fully in the financial statement note entitled "Interest Rate Swaps and Collars."

     Two recent acquisitions were made by the Company to supplement the Human Resources Group. On August 31, 1995, the Company concluded the acquisition of Resumix, which provides skills management software and services to enable an organization to manage large volumes of resume data to identify qualified candidates for hire and match them with available staffing needs, and to manage the skills of its existing work force by placing current employees in new jobs or projects. Resumix's revenue, which is included in the Company's results of operations under pooling-of-interests accounting, was $16.7 million and $12.8 million in the first nine months of 1995 and 1994, respectively. The Company issued 849,010 shares of its common stock to effect the acquisition and reserved for issuance an additional 104,642 such shares in connection with the assumption of outstanding Resumix stock options. On October 2, 1995, Ceridian concluded the acquisition of the assets of the Personnel and Payroll Services business ("Centre-file") conducted by NatWest Group's Centre-file subsidiary for $52.1 million in cash. Centre-file provides payroll processing services and human resource management software, and is the largest outsourced payroll processing business in the United Kingdom in terms of revenue. Centre-file's revenue, which is not included in the Company's results of operations under purchase accounting, was $24.9 million in the first nine months of 1995 and $31.5 million in fiscal 1994.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                            September 30, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations (cont.)



     Arbitron's third quarter 1995 revenue increased 16.6% in the quarterly comparison and 11% in the nine month comparison. Revenue from radio audience measurement services and analytical software, which comprises approximately 85% of Arbitron's revenue, increased 8.4% and 9.2% in the quarterly and year-to-date comparisons, respectively, due to an increased rate of customer renewals, a higher percentage of syndicated ratings customers also subscribing for analytical software applications, and price increases related to increases in the sample size for radio surveys. The revenue increase from radio was complemented by a revenue increase in the quarterly and year-to-date periods resulting from the Company's year-end 1994 exchange of its interest in the Competitive Media Reporting ("CMR") joint venture for an interest in the Scarborough Research Partnership ("SRP"). As a result of this transaction, Arbitron no longer derives revenue from the sale of commercial monitoring services provided by CMR, but SRP's results are consolidated with Arbitron's. SRP's revenue is heavily weighted toward the second through fourth quarters of each year, coinciding with deliveries of the Scarborough Report.

     The majority of Computing Devices' revenue decrease in the quarterly comparison was attributable to the timing of subcontractor activity related to the Iris contract, with the third quarter 1994 representing the highest level that year and the third quarter 1995 expected to be the lowest level this year. Although revenue year-to-date from the Iris contract is up 4.4%, performance under that contract has progressed to the point that the Company does not expect it to be the source of revenue increases in future periods. Revenue from the balance of Computing Devices' international operations increased in both the quarterly and year-to-date comparisons, primarily due to ground systems products of the Canadian operations, particularly a multi-year contract to develop and produce a light armored vehicle reconnaissance system, and to reconnaissance and avionics contracts in the United Kingdom operations. Revenue from Computing Devices' U.S. operations declined in the quarterly and year-to-date comparisons.

     Gross Margin. The Company's gross margin improvement in the quarterly and year-to-date comparisons primarily reflected margin improvement in Computing Devices and the relatively greater revenue growth in the Information Services segment, which has higher gross margins than Computing Devices. The improvement in Computing Devices' gross margin in the quarterly and year-to-date comparisons was primarily due to improved gross margins in Computing Devices' U.S. operations in both comparative periods, an increase in the gross margin on the Iris contract and provisions established by Computing Devices' U.K. operations in the third quarter 1994 for costs to complete certain contracts. The margin improvement in the U.S. operations reflected the completion of certain contracts, the movement of other contracts from the development phase into the production phase, and the benefits of reduced employment levels.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                            September 30, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations (cont.)

     Information Services' gross margin improved somewhat in the nine month comparison, but decreased in the quarterly comparison. The year-to-date improvement primarily reflected the very low gross margin for TeleMoney prior to its sale in May 1994, and an increase in the gross margin in Arbitron. Arbitron's improvement was primarily a function of revenue mix, as low margin revenue from the sale of commercial monitoring services provided by CMR did not continue in 1995 as a result of the CMR/SRP transaction, and higher margin revenue from radio audience measurement services and analytical software increased. The gross margin for the Human Resources Group decreased in the quarterly comparison, and to a lesser degree in the nine month comparison, principally due to increased costs in Employer Services' tax filing and payroll processing operations. The increased costs in the tax filing operation were generally associated with increased staffing to deal with the rapid growth in business volume and an increased level of inquiries from taxing authorities.

     The increased costs in the payroll processing operation primarily relate to incremental costs associated with Employer Services' ongoing project to upgrade its payroll processing software and to consolidate processing utilizing the upgraded software in centralized facilities operated by Integrated Systems Solutions Corporation ("ISSC"). The transition of existing payroll customers to centralized processing on the upgraded software in the ISSC center and the phased reduction of processing capabilities in Employer Services' district offices is expected to occur over a 30 to 36 month period, largely because of the system conversion and customer training efforts required of Employer Services to assure a satisfactory transition process for customers electing the software upgrade. Ceridian expects that the transition process will entail incremental costs that principally reflect the costs of systems and data conversion, maintaining duplicate processing systems during the transition period, and providing necessary training. Although a portion of these incremental costs (relating to the discontinuance of processing and consequent excess capacity in the district offices) will be charged to existing restructure reserves, the majority of the incremental costs, estimated to be between $50 million and $60 million over about a three year period, will be accounted for outside of restructuring and will be incurred relatively evenly over the transition period. The impact of these incremental costs is, however, expected to be substantially offset over the course of the transition period by upgrade fees to be paid by customers electing to take advantage of the added features of the enhanced system and by various efficiencies, such as reduced installation, operating and maintenance costs, resulting from increasing utilization of the enhanced system. Because the benefits of these additional fees and efficiencies should be greater in the latter portion of the transition period when a sizeable percentage of customers will have completed the transition, the burden of the incremental costs is expected to be relatively greater early in the transition period, particularly during 1996, putting pressure on Employer Services' margins.
                                  - 13 -

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                            September 30, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (cont.)



     The time when the consolidation of payroll processing can begin is principally a function of the timing of Ceridian's introduction of its upgraded payroll processing software. Beta testing of the first version of this software began in July 1995, and Ceridian expects that these beta test customers will be utilizing this version of the software exclusively beginning in January 1996. Beta testing of the "production" version of the software will begin in the fourth quarter of 1995 and be completed during the first half of 1996. By the second quarter of 1996, Ceridian expects that existing customers who participated in the beta testing of the production version will be utilizing this software exclusively, and that Employer Services will be installing new payroll processing customers on the enhanced system utilizing the upgraded software. While the transition of existing customers to the enhanced system is expected to begin in the second half of 1996, Employer Services will continue, for the foreseeable future, to make payroll processing utilizing its existing software available to customers who do not wish to upgrade.

     Operating Expenses. The Company's operating expenses (selling, general and administrative ("SG&A") expenses, technical expense and other expense) increased as a percentage of revenue in both the three and nine month comparisons, primarily reflecting increases in Computing Devices and the relatively greater revenue growth in the Information Services segment, which has higher operating expenses as a percentage of revenue than Computing Devices. SG&A expenses as a percentage of revenue for Computing Devices increased from 7.1% to 9.1% in the quarterly comparison, and from 7.4% to 8.2% in the nine month comparison. This primarily reflects increased selling expense and the third quarter 1995 revenue decrease.
SG&A expenses as a percentage of revenue for Information Services decreased from 36.5% to 33.3% in the quarterly comparison and from 35.8% to 33.6% in the nine month comparison. Information Services' selling expense decreased as a percentage of revenue, primarily reflecting increased concentration of sales and marketing efforts on medium and large employers in Employer Services and increased revenue with which there is associated a lesser percentage of selling expense, such as revenue attributable to increased interest rates on tax filing deposits. General expense also decreased as a percentage of revenue for Information Services despite the amortization of goodwill and other intangible assets associated with acquisitions made during 1994, in large measure due to provisions established in the 1994 periods for certain claims and litigation involving Arbitron. The comparative general and administrative expenses for the Company as a whole were also affected by the increase in compensation expense of $3.6 million during the first nine months of 1995 associated with the Company's performance restricted stock plan, primarily as a result of the Company's favorable stock price performance during 1995.

     An increase in research and development expenses in Computing Devices caused its technical expense to increase from 4.9% and 5.3% of revenue in the third quarter and first nine months of 1994, respectively, to 6.8% and 6.3% of revenue in the comparable 1995 periods. Information Services' technical expense decreased as a percentage of revenue from 7.0% to 6.3% in

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                            September 30, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (cont.)


the quarterly comparison, but increased from 5.8% to 6.7% of revenue in the nine month comparison. Virtually all of this segment's increase in technical expense in the nine month comparison was in the Human Resources Group, primarily reflecting the June 1994 acquisition of Tesseract.

     Other expense in the 1995 periods primarily consisted of the other partner's share of SRP's income, and other income in the 1994 periods primarily consisted of the Company's share of CMR's earnings.

     Earnings Before Interest and Taxes. The Company's earnings before interest and taxes ("EBIT") increased $5.2 million, or 28.5%, in the quarterly comparison and $19.5 million, or 35.8%, in the year-to-date comparison. The cumulative EBIT increases for the Company's two industry segments are not as large as for the Company as a whole primarily because of compensation expense associated with the Company's restricted stock plan that was not allocated to the industry segments in the first half of 1994. Information Services' EBIT increased $3.4 million, or 25.7%, in the quarterly comparison, and $11.6 million, or 26.2%, in the year-to-date comparison. As a percentage of revenue, Information Services' EBIT increased from 11.9% to 12.9% in the quarterly comparison, and from 13.5% to 14.2% in the year-to-date comparison. Computing Devices' EBIT increased $1.7 million, or 21.1%, in the quarterly comparison, and $3.0 million, or 13.4%, in the year-to-date comparison. As a percentage of revenue, Computing Devices' EBIT increased from 5.8% to 8.2% in the three month comparison, and from 6.2% to 6.9% in the nine month comparison.

     Interest Income and Expense and Taxes. The increase in interest income in the 1995 periods primarily reflected higher interest rates. The provisions for income taxes in the 1994 and 1995 periods primarily represent tax charges related to the Company's international operations.


Financial Condition

     The Company's cash and short-term investments increased from $174.1 million at December 31, 1994 to $192.0 million at September 30, 1995. Approximately $86.9 million of the Company's cash and short-term investments at September 30, 1995 were the U.S. dollar equivalent of unhedged Canadian dollar cash and short-term investments held by the Company's Canadian subsidiary. The Company does not expect that this balance in Canada will decrease appreciably during the remainder of 1995. On October 2, 1995, Ceridian utilized $52.1 million in cash to acquire the assets of Centre-file.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                            September 30, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition (cont.)

     During the first nine months of 1995, operating cash flows provided $104.6 million of cash, after having provided $29.8 million of cash in the first nine months of 1994. Net earnings adjusted to a cash basis provided cash of $110.1 million in the first nine months of 1995 and $70.8 million in the first nine months of 1994. A decrease in working capital provided $10.8 million of cash in the first nine months of 1995 and $3.1 million of cash in the 1994 period. Reflected in the 1995 cash provided in connection with working capital items was a $56.1 million increase in customer advances and deferred income, primarily reflecting the June 1995 receipt of a customer advance as a result of Computing Devices achieving a significant milestone under the Iris contract. Partially offsetting the 1995 cash provided by working capital items was a $30.2 million increase in trade and other receivables, primarily reflecting increases in Computing Devices' unbilled receivables, principally related to the Iris contract.

     Payments of restructure liabilities were $16.3 million and $44.1 million in the first nine months of 1995 and 1994, respectively. These payments were primarily for vacant space related to the sale or discontinuance of businesses in prior years, for duplicate processing and support costs related to the sale of TeleMoney in 1994, and for the consolidation of activities within Employer Services. The following table summarizes estimated restructure payments during 1995, restructure payments during the first nine months of 1995, and restructure payments expected during the remainder of 1995:

                                               Payments    Expected
                                  Estimated   First Nine   Payments
                                   Payments     Months      Fourth
           Category                  1995        1995     Qtr. 1995

Severance and Related Costs          $ 4.0      $ 1.9         $2.1
Equipment Lease Termination            0.9        0.7          0.2
Vacant Space                           9.1        7.6          1.5
Costs to Dispose of Businesses         0.5        0.5          --
Legal Costs                            1.5        1.1          0.4
Environmental Costs                    1.5        1.1          0.4
Duplicate Processing/Support           3.9        3.4          0.5

  Total                              $21.4      $16.3         $5.1


At September 30, 1995, the Company reported accrued restructure liabilities of $72.3 million, of which $21.3 million is expected to be paid during the next twelve months. The 1995 estimated payments shown in the table represent a $2.6 million increase over the comparable estimate at year end 1994, with the increase representing accelerated restructuring payments rather than adjustments to the amount of existing reserves.

     Investing activities utilized $44.9 million of cash during the first nine months of 1995 and utilized $7.3 million of cash during the first nine

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                            September 30, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (cont.)

months of 1994. The net use of cash during the 1995 period reflected expenditures of $66.7 million for capital assets and software and $9.8 million paid to acquire businesses, primarily as a result of transactions that occurred near the end of 1994. Offsetting a portion of these expenditures was $31.1 million of cash received from the liquidation of short-term investments. Cash utilized for investing activities during the first nine months of 1994 included $56.3 million expended for business acquisitions, principally the acquisition of Tesseract, and $37.8 million expended for capital assets and software. Offsetting most of these expenditures was $52.9 million of cash received from the liquidation of short-term investments and $33.5 million of cash received from the sale of businesses and investments, primarily TeleMoney.

     The largest portion of the expenditures for capital assets and software in the first nine months of 1995 involved Employer Services, and included equipment to expand and improve communications and service delivery capabilities, the addition of Tesseract, and the ongoing project to upgrade Employer Services' existing payroll processing software in order to create an enhanced payroll processing system that is more highly automated, easier and less costly to install and maintain and provides greatly increased functionality and flexibility to customers. The Company anticipates that a substantial majority of its existing payroll processing customers will elect to eventually upgrade to this software. The costs of this internal development effort, which are incremental to normal operations, are being capitalized as incurred and will be amortized over a period of 3 to 10 years beginning generally when the production version of the upgraded software is placed in service. At September 30, 1995, the capitalized costs related to this project were $32.8 million.

     Financing activities utilized $11.0 million of cash during the first nine months of 1995, reflecting the $3.2 million prepayment of a mortgage and $9.7 million of preferred stock dividends. During the first half of 1994, financing activities provided $9.3 million of cash, primarily reflecting the receipt of an additional $15.5 million in net cash proceeds from the sale by the Company of additional shares of preferred stock as a result of the underwriters' exercise of their over-allotment option.

     In connection with the pending acquisition of Comdata, the Company has requested that Network commence, prior to the effective time of the Merger, a tender offer (the "Debt Tender Offer") to purchase for cash all $130 million in principal amount of Network's outstanding 12.5% Senior Notes due 1999 (the "Senior Notes") and $75 million in principal amount of Network's outstanding 13.25% Senior Subordinated Debentures due 2002 (the "Debentures"). In connection therewith, Network will solicit consents for certain proposed amendments and waivers to the related Indentures to eliminate substantially all of the restrictive covenants in such Indentures. The Debt Tender Offer is conditioned upon, among other things, the consummation of the Merger, receipt of the requisite consents with respect to the proposed amendments and waivers and execution of the
                                  - 17 -

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                            September 30, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition (cont.)

resulting Supplemental Indentures, and the receipt by Network, pursuant to an inter-company loan from the Company, of sufficient funds to pay the aggregate consideration for all securities validly tendered pursuant to the Debt Tender Offer as well as related fees and expenses. The Company also expects that, immediately after the effective time of the Merger, it will cause Network to call for redemption the remaining $6.2 million in principal amount of its 11% Junior Subordinated Extendible Notes due 1997 (the "Junior Notes"), such redemption to be financed by an inter-company loan from the Company.

     The Company expects to borrow the funds necessary to complete the Debt Tender Offer and the redemption of the Junior Notes pursuant to a $325 million revolving credit facility (the "Credit Facility") that it expects to establish with a syndicate of commercial banks immediately following the effective time of the Merger. The terms of the Credit Facility have been set out in a term sheet, but the final terms of the Credit Facility will not be established until the definitive agreement is executed. The following discussion assumes that the terms of the Credit Facility would be substantially the same as the term sheet.

     Under the Credit Facility, which would be unsecured but guaranteed by Comdata and Network and is expected to have a final maturity of November 30, 1998, the Company would be able to obtain revolving credit advances and up to $75 million of standby letters of credit. Concurrently with the establishment of the Credit Facility, the existing revolving credit facilities maintained by the Company and Comdata would be canceled. At September 30, 1995, the Company had $1.6 million of letters of credit and no revolving loans outstanding under its existing credit facility, while Comdata had $6.3 million of letters of credit and no revolving loans outstanding under its existing credit facility. Interest rates on revolving loans under the Credit Facility would be determined based on the Company's post-Merger senior unsecured debt rating, which currently would enable the Company to obtain revolving loans either at prime rate or at 65 basis points above 1, 2, 3 or 6 month LIBOR. The Company expects that funds necessary for the Debt Tender Offer and to redeem the Junior Notes would initially be available at an annual interest rate of approximately 6.5%.

     Credit availability under the Credit Facility in excess of $75 million would initially be limited to retirement of Senior Notes, Debentures, Junior Notes and debt outstanding (if any) under Comdata's existing revolving credit facility (collectively, the "Comdata Debt"). Once the Comdata Debt is retired, the full amount of the Credit Facility would be available for working capital and general corporate purposes. Under the expected terms of the Credit Facility, the Company must maintain a minimum consolidated net worth which would be subject to increase based on the Company's consolidated net earnings after December 31, 1995 and certain equity contributions to the Company after the same date. The Company would also be required to maintain a fixed charge coverage ratio of 2.25 to 1 on
                                  - 18 -

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                            September 30, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition (cont.)

a rolling four quarters basis, and to limit consolidated debt to three times earnings before interest, taxes, depreciation and amortization ("EBITDA") minus capital expenditures and dividends on Ceridian's 5 1/2% Preferred Stock on a rolling four quarters basis. The Company estimates that as of December 31, 1995 when these financial covenants would become effective, and assuming the completion of the Merger and the refinancing of the Comdata Debt, the combined entity would be in compliance with the net worth test by approximately $41.4 million, its fixed charge coverage ratio will be approximately 2.6 to 1, and its permitted debt ratio will be approximately 2.1 to 1. The Credit Facility would also limit liens, contingent obligations, operating leases, minority equity investments and divestitures.

     As a result of the Merger, the Debt Tender Offer and the estimated $70 million charges to be recorded in connection therewith, the Company's stockholders' equity is expected to decrease significantly from the September 30, 1995 figure of $260.8 million. Although the external indebtedness of the combined entity following the Merger and the Debt Tender Offer is not expected to be significantly different than the sum of the actual Company and Comdata debt outstanding as of September 30, 1995, the annual debt service on the combined entity's indebtedness at current interest rates is estimated to be approximately $12 million less than the annual debt service on the existing Comdata and Company debt.

     The post-Merger liquidity needs of the combined entity (including accrued restructure liabilities) are expected to be met from existing cash balances, cash flow from operations and borrowings under the Credit Facility. Given the expected negative arbitrage between the interest rates applicable to the combined entity's cash balances and interest rates under the Credit Facility, the Company expects that it will commonly utilize excess cash to reduce amounts outstanding under the Credit Facility. The combined entity may also utilize cash from these sources to make acquisitions. The Company expects to remain active in this regard and to concentrate its acquisitions in areas related to or which complement the Information Services segment. In structuring any such acquisitions, the Company would seek to emphasize the use of its common stock as acquisition consideration in order to make pooling-of-interests accounting treatment available.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                            September 30, 1995


Part II.  Other Information

Item 1.  Legal Proceedings

     On August 29, 1995, Ceridian and the Ceridian Corporation Retirement Plan (the "Retirement Plan"), a defined benefit pension plan maintained for certain U.S. employees of Ceridian, were named as co-defendants in a lawsuit filed in U.S. District Court for the District of Minnesota, The two plaintiffs, who left the employ of Ceridian in 1989 and elected at that time to receive their vested benefit under the Retirement Plan in the form of a single enhanced lump sum payment, purport to act on behalf of a class of all persons who elected to receive a lump sum benefit under the Retirement Plan. The plaintiffs allege that Ceridian and the Retirement Plan utilized an incorrect methodology in calculating the amount of enhanced lump sum benefits payable to the plaintiffs and the other class members. Specifically, the plaintiffs allege that an improperly high interest (discount) rate was utilized to calculate the enhanced lump sum benefit amounts, thereby lowering the benefit amounts, in contravention of the Employee Retirement Income Security Act of 1974, the Retirement Plan and the defendants' fiduciary duties. Ceridian believes that the proper methodology was consistently utilized in calculating lump sum benefit payments since that feature was introduced into the Retirement Plan in 1989, and denies the plaintiffs' allegations. Any finding in favor of the plaintiffs would result in an increase in Retirement Plan liabilities that is not currently estimable. Such an increase in liabilities would, in turn, become one of many factors affecting the funded status of the Retirement Plan. The funded status of the Retirement Plan, in turn, is one of many factors affecting the determination of Ceridian's obligation (if any) to make an annual contribution to the Retirement Plan and the determination of its annual pension expense (if any) attributable to the Retirement Plan.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          Exhibit             Description

          11        Statement re computation of per share
                    earnings

     (b)  Reports on Form 8-K.

                                                  Fiancial Statement
          Report Date         Items Reported      and Exhibits

          August 24, 1995     Item 5: Merger      Item 7:  Press Release
                              Agreement with      dated August 24, 1995
                              Comdata

                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended September 30, 1995, to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CERIDIAN CORPORATION
                                          Registrant




Date:  November 14, 1995             /s/L. D. Gross
                                     L. D. Gross
                                     Vice President and
                                     Corporate Controller
                                     (Principal Accounting Officer)

                               EXHIBIT INDEX

          Exhibit             Description                           Code

          11        Statement re computation of per share
                    earnings                                          E

Legend:   (E)   Electronic Filing
        (IBR)   Incorporated by reference from previous filing