Form 10-K
period 1995-12-31
CERIDIAN CORP
filed 1996-03-26
CIK 109758

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

               Annual Report Pursuant to Section 13 of 15(d)
                  of the Securities Exchange Act of 1934
                For the fiscal year ended December 31, 1995

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

Title of each class:                    Name of each exchange on which
                                        registered:
Common Stock, par value $.50            New York Stock Exchange,
                                        Inc.; The Chicago Stock
                                        Exchange; and Pacific Stock
                                        Exchange
Depositary Shares, each representing
a One One-Hundredth Interest in a
Share of 5-1/2% Cumulative Convertible
Exchangeable Preferred Stock,
Par Value $100........................  New York Stock Exchange, Inc.
5-1/2% Cumulative Convertible
Exchangeable Preferred Stock,
Par Value $100........................  None
5-1/2% Convertible Subordinated
Debentures Due 2008...................  None

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 29, 1996 was $2,844,268,970.

The shares of Common Stock outstanding as of February 29, 1996 were 67,912,402.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1995 Annual Report to Stockholders of Registrant: Parts I & II Portions of the Proxy Statement for Annual Meeting of Stockholders, May 8, 1996: Parts III and IV

                           CERIDIAN CORPORATION
                                  PART I


     The information contained in this Report includes forward-looking statements, based on current expectations, that involve risks and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Various important factors known to Ceridian Corporation that could cause such material differences are identified in the "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 28 of the Company's 1995 Annual Report to Stockholders, which is incorporated by reference into
Part II, Item 7 of this Report.

Item 1.  Business.

     Ceridian Corporation ("Ceridian" or the "Company"), known as Control Data Corporation until June 1992, was founded in 1957 and is incorporated in Delaware. The principal executive office of Ceridian is located at 8100 34th Avenue South, Minneapolis, Minnesota 55425, telephone (612) 853-8100. Ceridian is comprised of two business segments: Information Services and Defense Electronics.

Information Services Segment

     The Information Services segment, which consists of the Human Resources Group ("HRG"), Comdata Holdings Corporation and Arbitron, provides products and services to customers in the human resources, trucking, gaming and electronic media markets. The Information Services businesses collect, manage and analyze data and process transactions on behalf of customers, report information resulting from such activities to customers, and provide customers with related software applications and services. The products and services provided by the Information Services businesses address specific information management and transaction processing needs of other businesses to enable them to operate more efficiently. The technology-based products and services of the Information Services businesses are typically provided through long-term customer relationships that result in a high level of recurring revenue.
Information regarding Information Services' revenue, operating profit or loss and identifiable assets for the years 1993-1995 is in Note K, Segment Data, on page 47 of the Company's 1995 Annual Report to Stockholders, which is incorporated herein by reference.

Human Resources Group.

     The businesses comprising the HRG offer a broad range of products and services designed to help employers more effectively manage their work forces and information that is integral to human resource processes. HRG's revenue for the years 1993, 1994 and 1995 was $244.0 million, $321.5 million and $412.2 million, respectively. The products and services of the HRG include payroll processing and payroll tax filing services, and human resources management software and services provided through the Ceridian Employer Services business (which includes Ceridian's Centre-file Limited subsidiary ("Centre-file") in the United Kingdom); payroll processing, benefits administration and human resources management software provided through Ceridian's Tesseract Corporation subsidiary ("Tesseract"); skills management software and services provided through Ceridian's Resumix, Inc. subsidiary ("Resumix"); training services provided through Ceridian's
User Technology, Inc. subsidiary ("UserTech"); employee assistance programs through the Employee Advisory Resource business; payroll processing services to customers with fewer than 100 employees in the mid-Atlantic states through Ceridian's Minidata Services, Inc. subsidiary ("Minidata"); and automated time and attendance software through Ceridian's EAS Technologies, Inc. subsidiary ("EAS") acquired in February 1996.

     Markets.   The human resource services market covers a comprehensive
range of information management services and software and employer/employee assistance services. These products and services include transaction-oriented information management services such as payroll, tax filing and benefits administration services; management support software and services such as human resource information, skills management, time and attendance and applicant tracking systems; employee-focused services such as employee assistance programs; and other services such as compensation and benefits consulting and systems training. The market for these products and services is expected to continue to grow as companies continue to outsource administrative services, seek to further automate internal processes, and avail themselves of external expertise to foster high performance workplaces. The factors driving the movement toward outsourcing include the increasing scope and complexity of legislation regulating businesses and their employees, the rising costs of providing payroll and other human resource services in-house and the introduction of new types of human resource services.

     Traditionally, the human resource services market consisted of payroll processing, payroll tax filing and other services that were transaction-based, generally routinized and technology-oriented. Although these types of services continue to account for a significant portion of the human resource services market and demand for them continues to grow, the human resource services market is expanding into other value-added services that address other aspects of the employment relationship, such as human resource management, benefits administration, compensation, staffing, training development and employee relations. HRG believes that the ability to provide a number of these other services and to integrate payroll and human resource information databases can be an important factor in customer retention because it provides customers with a stronger connection to their provider of transaction-based services, and offers that provider a means to distinguish its services from others provided in the market. Accordingly, it is increasingly important for companies in the human resource services market, particularly for those targeting medium and large employers, to offer a wide range of services that are designed to address a broad spectrum of human resource services needs.

     The Company segments the human resource services market by classifying employers into three categories: small (fewer than 75 employees), medium (75 to 5,000 employees) and large (over 5,000 employees). Small employers in the payroll services market are relatively price sensitive, tend to focus more narrowly on payroll services and payroll tax filing and have low costs in switching from one provider to another. Medium and large employers generally require more complex, customized payroll services, have a greater need for additional services and integrated databases and have higher costs in switching from one provider to another.

     Services. During 1995, payroll processing and payroll tax filing services provided by Employer Services accounted for 78% of HRG's total revenue. Payroll processing consists primarily of preparing and furnishing employee payroll checks, direct deposit advices and supporting journals, summaries and other reports, but does not involve the handling or transmission of customer payroll funds. Payroll tax filing consists primarily of collecting funds for federal, state and local employment taxes from customers based on payroll information provided, remitting funds collected to the appropriate taxing authorities, filing applicable returns, and handling regulatory correspondence and amendments. These payroll-related services are typically priced on a fee-per-item-processed basis, and quarterly revenue consequently fluctuates with the volume of items processed.

     Revenue from payroll tax filing services also includes investment income Employer Services receives from tax filing deposits temporarily held pending remittance on behalf of customers to taxing authorities. These funds are held in a tax filing trust established by Ceridian to more clearly evidence the fiduciary capacity in which such funds are held. The trust invests primarily in high quality collateralized short-term investments or top tier commercial paper. The trust also invests in U.S. Treasury and Agency securities, AAA rated asset-backed securities and corporate securities rated A3/A- or better. The trust may not use leverage for investment purposes or purchase highly structured securities of any kind. The duration of investments is carefully managed to meet the liquidity needs of the trust. About two-thirds of Employer Services' 1995 payroll tax filing revenue and about 15% of HRG's 1995 revenue was attributable to such investment income. Because of the significance of this investment income, Employer Services' quarterly revenue and profitability vary as a result of changes in interest rates and in the amount of tax filing deposits held.

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

     Because Employer Services' existing payroll processing system incorporates older technology, particularly the payroll processing software utilized, the system requires a significant amount of manual intervention by Employer Services and is relatively labor intensive to install, maintain and customize. As a result, the Company is in the process of upgrading that software in order to create an enhanced payroll processing system that is more highly automated, easier and less costly to install and maintain and provides greatly increased functionality and flexibility to customers in terms of product and service features and options. The Company anticipates that a substantial majority of the existing payroll processing customers will elect to eventually upgrade to this software, referred to as
"CII."    To achieve these goals, the Company acquired Tesseract in June
1994, and has been conducting an internal development effort to adapt Tesseract's proprietary payroll processing software to run in Employer Services' multi-customer data center environment.

     In connection with the decision to upgrade its payroll processing software, Employer Services also decided to phase out payroll data processing in certain of its district offices and to consolidate processing utilizing the upgraded software in centralized facilities operated by Integrated Systems Solutions Corporation ("ISSC") pursuant to a ten-year technology services agreement that commenced in January 1995. The time when the consolidation of payroll processing can begin is principally a function of the timing of the Company's introduction of its CII software and the availability of resources required to transition the existing customer base to that software. During the second half of 1996, the Company expects that existing customers who participate in the testing of the "production" version of the CII software will begin utilizing that software exclusively, and that the installation of certain large new customers on the enhanced payroll processing system using the CII software will be in process. The installation of all new customers on the enhanced system and the general transition of existing customers to that system are expected to begin during 1997. Employer Services will continue, for the foreseeable future, to make payroll processing utilizing its existing software available to customers who do not wish to upgrade.

     The transition of existing payroll customers to centralized processing on the CII software in the ISSC center and the phased reduction of processing capabilities in the district offices is expected to occur over a 30 to 36 month period, largely because of the system conversion and customer training efforts required of Employer Services to assure a satisfactory transition process for customers electing the software upgrade. The Company expects that the transition process will entail significant incremental costs that principally reflect the cost of systems and data conversion, maintaining duplicate processing systems during the transition period, and providing necessary training. The impact of these costs is discussed in Part II, Item 7 of this Report.

     During 1995, Employer Services completed a project to consolidate most aspects of telephonic customer support from its district offices into a single national telephone customer support center. By creating such a national center, Employer Services believes that it can improve customer service by creating a single point of contact for most customer inquiries involving payroll processing or tax filing. Employer Services has, however, retained the capability in the district offices to address certain customer support needs.

     Employer Services' payroll tax filing services are provided by its Systems Tax Service ("STS" ) division located in Fountain Valley, California. STS was acquired by the Company in 1993, and payroll tax filing processing for all of Employer Services' tax filing customers was consolidated on STS' system beginning in 1994. The STS acquisition also expanded Employer Services' tax filing customer base beyond employers who utilize Employer Services' payroll processing service to include local and regional payroll processors who utilize STS' tax filing service for their customers.

     Employer Services' human resource information service provides application software to customers that enables them to combine their payroll and human resource information databases and can serve as a "front-end" to Employer Services' payroll processing system. This enables the customer to create a single database of employee information for on-line inquiry, updating and reporting in areas important to human resource administration and management. Employer Services began offering during 1995 an integrated human resource/payroll information management software to run in a Windows* environment in conjunction with its existing payroll processing software, and has developed comparable Windows-based software to be used in conjunction with the CII software. Employer Services is also developing a client/server version of this human resource/payroll information management software for use in connection with the CII software. Employer Services also provides related human resources information management consulting services.

     In addition to providing the Company with the payroll processing software that will be the core of the CII software, the Tesseract acquisition provided Ceridian with payroll processing, benefits administration and human resources management software offerings for large customers with complex information management needs that prefer to handle such tasks in-house. Although Tesseract's product offerings have historically been mainframe-based, it is developing client/server versions of these offerings.

     Resumix, which was acquired by the Company in August 1995, provides skills management software (and related hardware) that employs image processing, knowledge base and database technologies to improve an organization's staffing and skills management processes. Organizations use the Resumix software to manage large volumes of incoming resume data to identify qualified candidates for hire and match them with available staffing needs, and to manage the skills of an existing work force by placing current employees in new jobs or projects. Resumix also offers its software on a service bureau basis to support smaller and medium-sized organizations.

     In October 1995, the Company purchased the assets of the Personnel and Payroll Services business conducted by NatWest Group's Centre-file subsidiary. Centre-file provides payroll processing services and human resource management software, and is the largest outsourced payroll processing business in the United Kingdom in terms of revenue.
   .
*  "Windows" is a trademark of Microsoft Corporation

     HRG's Employee Advisory Resource ("EAR") provides confidential, around-the-clock assessment and referral services to customers' employees to help them address legal and financial problems, substance abuse, child care, eldercare and other personal problems. EAR maintains a network of professional counselors who are available to work with employees to solve problems and to provide referrals to specialists if such referrals are warranted by the circumstances.

     UserTech, purchased by the Company in 1994, provides custom user training, reference documentation and on-line employee communications systems to facilitate customers' implementation and utilization of human resources and other business information management systems. In January 1996, the Company purchased the business and assets of Information Learning Inc., including the Information Learning Systems trademark, and made this business part of UserTech. Information Learning, which had 1995 revenue of $2.5 million, provides expert systems that enable employers to address employee and retiree questions about benefits, payroll and other human resources policies and programs.

     In February 1996, the Company acquired EAS, which had 1995 revenue of $3.5 million. EAS provides time and attendance software for medium to large-sized companies.

     Sales and Marketing.   Employer Services markets its products and
services through a direct sales force operating through about three dozen offices located throughout the U.S. Employer Services also has established marketing relationships with banks, accounting firms and insurance companies, pursuant to which Employer Services offers its services to the business clients of these entities. Employer Services' most significant source of customer leads are referrals from existing customers and from the marketing relationships previously noted. Employer Services' large and diverse customer base covers a wide range of industries and markets, with no single customer currently representing more than 1% of HRG's 1995 revenue. In January 1996, Employer Services entered into a three year contract with Kmart Corporation to provide payroll processing and tax filing services. Under this contract, the annual revenue from which is ultimately expected to exceed 1% of HRG's annual revenue, the Company assumed operation of Kmart's payroll system and the employees of its payroll department effective March 1, 1996, and will begin to install Kmart on Employer Services' payroll and tax filing system during 1996.

     The other HRG businesses also utilize their own direct sales forces. Customer leads for the products and services of these businesses are generally obtained through referrals, trade shows, product demonstration seminars and direct sales efforts.

     The HRG businesses have utilized cooperative marketing relationships with other companies offering products or services that complement those of the HRG businesses. The Company has entered into a marketing arrangement with ISSC under which ISSC will remarket Employer Services' payroll and tax filing services and Tesseract software where such services and software are required as part of a larger information technology outsourcing project. The Company has also agreed with PeopleSoft, Inc. to develop an interface to link Employer Services' payroll processing system with PeopleSoft's human resource management software to facilitate the use of such payroll processing services by PeopleSoft customers. HRG businesses have also utilized informal marketing alliances with human resource consulting firms, and is exploring similar cooperative arrangements with other software and human resource services providers.

     HRG believes that increasing the integration of the sales and marketing efforts of its businesses will be an important factor in achieving its profitability and growth objectives. HRG is increasingly orienting sales and marketing efforts toward medium and large employers, which tend to purchase a greater variety of services, require more flexibility and customization in service offerings and have higher costs associated with changing providers. At the same time, efforts to upgrade technology and expand and integrate product and service offerings should also increase sales effectiveness by building greater variety and flexibility into service offerings, differentiating Ceridian from other service providers and providing customers with a stronger connection to Ceridian. HRG's goal is to identify the overall human resource information management needs arising out of the employment relationship, and address those needs through a broad range of integrated customer-driven solutions, such as outsourcing services, software applications and consulting services.

     Competition. The human resource services industry is characterized by intense competition in the small, medium and large employer segments of the market. Competition in this market comes from national, regional and local third party transaction processors, including banks, as well as from software companies, consulting firms and internally developed and operated systems and software.

     A substantial portion of the overall payroll processing and tax filing market is supported in-house with the remainder supported by third party providers. Automatic Data Processing, Inc. ("ADP") is the dominant third party provider in this market, with Employer Services and Paychex, Inc. ("Paychex") comprising the other two large, national providers. ADP serves all segments of this market, while Paychex focuses on the small employer segment of the market. The remainder of the third party payroll market is highly fragmented and is represented by smaller regional and local competitors. Consolidation within this industry continues as the larger national providers acquire smaller regional and local providers and as banks sell their payroll service operations. In addition, software companies, including Tesseract, market software products to companies that allow these companies to support their payroll services in-house. The market for the non-payroll portion of the human resource services industry is evolving and is not dominated by a small number of competitors.

     Currently, the principal competitive factors in the human resource services market are performance, price, reliability, functionality, ease of use, customer support and compatibility with industry standards. HRG believes that its businesses are able to compete effectively in the overall human resource services market with respect to all of these competitive factors. In addition, HRG believes that offering a broad range of information management products and services applicable to the employment relationship will become an increasingly important competitive factor, particularly with respect to medium and large employers. For example, by being able to address large companies' payroll processing preferences with both outsourcing (through Employer Services) and in-house processing (through Tesseract) options, the Company believes it will be in a better position to attract large employers for its payroll processing and related products and services.

     The ability of the HRG businesses to continue to compete effectively in the human resource services market will depend in large measure on their ability to implement and effectively use new technology, offer additional products and services, such as software applications utilizing client server architecture, and increase their market penetration. HRG intends to seek additional strategic acquisition and partnering opportunities that would better enable it to achieve these objectives.

Comdata.

     Comdata Holdings Corporation ("Comdata Holdings ") is the parent corporation of Comdata Network, Inc. ("Network"), and Comdata Holding's investment in Network and Network's subsidiaries represents Comdata Holding's only material asset. In this report, the term "Comdata" refers to Comdata Holdings, Network and its subsidiaries. Comdata's revenue for the years 1993, 1994 and 1995 was $212.3 million, $243.3 million and $274.1 million, respectively.

     Comdata is a leading provider of transaction processing services to the trucking and gaming industries. For the trucking industry, Comdata provides funds transfer and regulatory permit services, as well as telephone services and backhaul information, all of which make use of the information processing or telecommunications capabilities of Comdata's proprietary computerized telecommunications network. Comdata also provides cash advance services to the gaming industry using credit cards and debit services employing automated teller machines and similar devices. Comdata uses its network to provide a system by which individuals may use MasterCard, Visa and Discover credit cards or their bank automatic teller machine card to obtain cash in casinos, racetracks and other gaming locations.

     In addition to expanding its operations by using its network to develop new services for its customer base, Comdata has, over a period of years, acquired other companies engaged in similar activities. Since September 1987, Comdata has acquired ten different businesses, ranging in size from $0.8 million to $57.6 million in annual revenue at the time of acquisition.

     Markets.  Trucking Industry.   The trucking industry encompasses both
long haul fleets and local fleets. Private fleets, which are part of larger companies that have significant shipping needs, predominate in the local fleet segment, but play a lesser role in the long haul fleet segment. Common carriers, which provide trucking services to companies that do not have fleets of their own, predominate in the long haul fleet segment, which is comprised of less-than-truckload and truckload components. The less-than-truckload component, which involves trucks that make multiple stops to load and unload, is characterized by large capital requirements and a relatively high degree of consolidation. The truckload component, which involves the transportation of full loads directly from shipper to final destination without going through any sorting terminals, is highly fragmented and, Comdata believes, is growing at the expense of private fleets and the less-than-truckload component.

     The majority of Comdata's trucking company customers are common carriers serving the truckload component of the long haul segment. Many of these carriers do not employ their drivers, but instead contract with individual owner-operators. Such owner-operators usually settle their expenses with the common carrier after the completion of each trip. Drivers for truckload carriers often spend weeks on the road at a time, creating a number of unique conditions and business opportunities. Truckload carriers are challenged to monitor and control fuel purchases, provide driver services to improve retention, obtain necessary licenses and permits, and effectively manage the logistics of such long-distance trips.

     A variety of trends has affected the trucking industry in recent years and is expected to have an ongoing impact. Outsourcing of fleets has occurred and is expected to continue since the costs of common carriers are generally less than the costs of operating a private fleet. Demand for the services of truckload carriers is expected to increase at the expense of the more capital intensive less-than-truckload carriers. Consolidation of carriers is expected to continue, reflecting economies of scale and competitive pressures. Increased driver retention is expected to continue to be a significant industry focus. The challenges and expense of complying with environmental regulations governing fuel storage tanks is expected to result in a shift from private terminal fueling to truck stop fueling. Demand for legalization services is expected to decline as a result of industry deregulation and increased permit and license reciprocity among states.

     Gaming Industry. In recent years, the gaming industry has experienced a high rate of growth, particularly with an increasing number of states having acted to permit casino gaming and other forms of wagering, often on Native American reservations and in non-traditional locations such as riverboats. It is estimated that some form of legalized gaming is now available within a one-half day drive of most Americans. Gaming facilities are tending to become more integrated with the rest of the entertainment industry as they expand geographically and are included in larger entertainment complexes. Demand for cash advance services in gaming locations, which can be provided in a variety of ways, has grown commensurately with growth in overall wagering.

     Services. Trucking Industry. Revenue from Comdata's services to the trucking industry represented 57.0% of total revenue in 1995. Comdata's results of operations are, therefore, highly dependent on competitive conditions in the trucking industry and upon the level of activity in that industry, which is itself affected to a large degree by general economic conditions. Comdata's services to the trucking industry include fuel purchase services, driver services, legalization services and logistics services.

     Fuel Purchase Services.   Comdata uses its proprietary network to
provide a service that allows customers to purchase fuel through the use of an instrument known as a ComchekR draft, which is a draft payable through a Comdata bank account. Comdata funds the fueling transaction when the truck stop negotiates the draft by depositing it in its bank account. Comdata then bills the trucking company for the amount of the draft plus the service fee, and the trucking company remits payment of this amount to Comdata by wire transfer or check, typically within six days. The vast majority of these fuel purchase transactions are initiated through the use of Comdata's proprietary Comchek card in a manner similar to an ordinary credit card transaction. Use of the Comchek card allows the trucking company customer greater control over its expenses by setting limits on the use of the cards such as by designating locations where the cards may be used and the frequency with which they may be used. Use of a Comchek card also enables Comdata to capture and provide to trucking company customers transaction and trip-related information that greatly enhances a customer's ability to track and plan fuel purchases and settle with drivers. Comdata provides similar information gathering and processing services in connection with fueling transactions which Comdata does not fund, but instead are billed directly by the truck stop to the trucking company. Fees for these "direct bill" transactions are substantially lower. Some trucking companies also have access to such information on Comdata's computer system and may therefore promptly obtain information on recent transactions by their independent owner-operators or employees. Comdata also provides fuel price tracking reports and management within a network of truck stops, including cost/plus fuel purchase programs.

     Driver Services.   Comdata provides a variety of services designed to
address the specific needs of long haul drivers who spend significant periods of time on the road, including cash advance and funds transfer services, direct deposit of paychecks or settlements (for non-employee owner-operators), ATM and point of sale debit card services using the Comchek card, long distance telephone services using the Comchek card and driver relations services such as a monthly audio magazine for drivers.

     Comdata's funds transfer system is designed to enable truck drivers to obtain funding for purchases (in addition to fuel) at truck stops and other locations en route to their destination, and to enable trucking companies to maintain control over expenditures made by either their independent owner-operators or their employees. In connection with these services, Comdata is typically able to provide an accounting to the trucking company of trip expenses (including fuel purchases) within 24 hours after the completion of a given trip. In 1995, Comdata processed approximately 40 million funds transfer transactions for the trucking industry (including fuel purchase programs), and as part of such transactions transferred approximately $6.1 billion over its network.

     Comdata maintains a national network of 24-hour independent truck stop service centers which have point-of-sale devices and other computer equipment to facilitate communication with Comdata's database and operations centers. The service centers act as Comdata's agents pursuant to a service center agreement, and typically also offer the funds transfer services of other companies. When a truck driver makes a request at a service center for a funds transfer, Comdata verifies that the driver's company has established sufficient credit. Upon presentation of valid identification, the service center obtains an authorization number from Comdata and issues a Comchek draft, which is handled in the manner described earlier in connection with fuel purchase transactions.

Approximately 90% of the basic funds transfer system (including funded fuel purchases) has been automated to utilize the Comchek card, which has significantly enhanced efficiency by eliminating the need for operator involvement and by reducing the amount of time necessary to complete transactions. In addition, Comdata maintains a 24-hour call center in its Brentwood, Tennessee offices to handle transactions that require operator assistance. Redundancy for the functions performed by the Brentwood call center are provided by alternate sites in LaVergne, Tennessee, Newberry, South Carolina and, beginning in 1996, Birmingham, Alabama.

     The long distance telephone services available to drivers through the Comchek card enable Comdata's trucking company customers to maintain greater control over the billable telephone use by their drivers by allowing the trucking company to determine which locations the driver may call and to preprogram those numbers into Comdata's voice response unit. The trucking company can also limit the availability of the service to an independent driver by dollar amount or number of calls.

     Legalization Services. Comdata, through its TransceiverR division, can determine the permits needed for a designated trip, truck, and load, purchase those permits on behalf of the customer and deliver them by facsimile machine to a truck stop where they can be picked up by the driver. In many instances, a trucking company customer will order permits directly from the issuing authority and Comdata will deliver these permits by facsimile machine to their designated location. In addition to charging its customers for the costs imposed by the state authority, Comdata receives a fee for each permit delivered. In addition to providing permits to trucking companies, Comdata also provides certain regulatory compliance services, such as processing and auditing of driver trip logs, reporting of fuel taxes, annual licensing and motor vehicle registration verification.

     Logistics and Other Services.   Comdata designed and operates a
computerized shipment interchange system to help trucking companies find loads for their return trips, thereby reducing empty backhauls. By making specific shipment information available to customers on a subscription basis, available shipments can be matched with available cargo space on a nationwide basis. As a result of the 1994 purchase of the assets of RoTec, Comdata also develops and markets software designed to assist in routing, scheduling and other services for companies with private and for-hire delivery fleets. Comdata offers to its trucking company customers long distance telecommunications services provided by Worldcom, Inc. ("Worldcom") and by AT&T. As a result of agreements with these providers, Comdata is able to make available volume discounts to its customers who would not otherwise qualify for such rates. As a result of the March 1995 purchase of Trendar Corporation, Comdata provides fueling service centers with fuel purchase desk systems which automate the various transactions that occur at a fuel purchase desk and accept all fuel purchase cards currently used by drivers.

     Comdata is also developing for trucking customers a Windows-based software application for fuel purchase and other management services.
This application will enable trucking companies to access real-time data on fuel purchases and facilitate pre- and post-trip planning functions. Future modules of this application are expected to provide ready access to other Comdata product and service offerings such as legalization services. Comdata is developing a service to expedite the transfer of bills of lading and freight bills utilizing its imaging storage and retrieval capabilities.

     Gaming Industry. Comdata processed approximately 8 million funds transfer transactions aggregating approximately $3.0 billion for the gaming industry during 1995. These services accounted for 42.7% of Comdata's total 1995 revenue.

     Comdata's network enables individuals to use MasterCard, Visa or Discover credit cards to obtain cash through Comchek terminals primarily located in gaming locations. These cash advances differ from standard credit card cash advances in that no personal identification number is required, and differ from ATM withdrawals in that there is no pre-set daily withdrawal limit. Instead, after a gaming patron runs his or her credit card through a Comchek terminal and the transaction is authorized, a Comchek draft drawn on a Comdata bank in the amount requested by the patron at the terminal is generated at the gaming establishment's cashier cage. The gaming patron immediately negotiates the draft for cash or chips, and the gaming establishment presents the draft for payment. Concurrently, the amount of the Comchek draft, along with Comdata's service fee, is charged to the individual's MasterCard, Visa or Discover account. Comdata pays an agent commission to the gaming establishment in connection with cash advance transactions. Comdata's cash advance services are currently available in a majority of casinos in Las Vegas, Reno and Lake Tahoe, Nevada; and Atlantic City, New Jersey, and many other gaming locations, including riverboat casinos and casinos on Native American reservations and in Canada and the Caribbean.

     Comdata's cash advance services are subject to policies and regulations adopted from time to time by the major credit card associations, including policies which currently preclude Comdata from expanding its cash advance services to nongaming locations and prescribe the applicable merchant discount to which such transactions are subject. These policies are subject to change from time to time, and Comdata must comply with changes to these policies and regulations, some of which could have an adverse effect on Comdata.

     In addition to credit card cash advances, Comdata also provides check acceptance services and electronic funds transfers through Comdata's automatic teller machines and other point of sale devices located in gaming establishments. Because of the lower risk associated with these transactions, the fees are much lower than fees for credit card cash advances. In April 1994, Comdata acquired the casino cash advance business of Western Union Financial Services, Inc. and became the exclusive agent for Western Union's money transfer service to the gaming industry in the United States. Comdata also provides market information to gaming establishments to assist in marketing and promotional activities. Comdata is developing a cashier operations and information system for gaming establishments that is expected to integrate various funds transfer and information gathering devices into a common platform.

     Sales and Marketing. Trucking Industry. Comdata markets its services to the trucking industry through a direct sales force operating in various cities throughout the U.S., and through a tele-sales operation in Comdata's Brentwood, Tennessee headquarters. Comdata has contracts with approximately 16,000 long haul trucking companies, ranging in size from those with several thousand trucks to those with fewer than five trucks. Approximately 11,000 of these trucking companies use Comdata's funds transfer services. Comdata also has relationships with approximately 8,000 fueling locations. Contracts with trucking companies generally range up to three years in duration, while contracts with service centers are typically one or two years in duration. No single customer represented more than 2% of Comdata's 1995 revenue from services to the trucking industry.

     Gaming Industry. Comdata markets its services to the gaming industry through a direct sales force operating in Reno and Las Vegas, Nevada, Atlantic City, New Jersey, Brentwood, Tennessee and in certain other cities in the U.S. Comdata has relationships with approximately 1,000 gaming establishments.

     Competition. The principal competitive factors relevant to funds transfers in both the trucking and gaming industries are marketing efforts, pricing, sophistication and reliability of computer and communications systems, the provision of new techniques in basic funds transfer services, reduction of the time required to effect transactions and payment and security terms of customer agreements. The major credit card companies and vendors of traveler's checks are competitors of Comdata in that they make cash available to holders of their cards and checks on a nationwide basis. Comdata also faces increasing competition from lower fee automated teller machines that participate in national networks.

     In the trucking industry, at least six other companies offer similar funds transfer services. These competitors are smaller than Comdata, although at least two are owned by companies significantly larger than Comdata. One of Comdata's competitors, EDS Fleet Services, was acquired by Electronic Data Systems, Inc. in 1992. In addition, truckstops may negotiate directly with trucking companies for a direct billing relationship. Comdata also competes with several credit and debit card services with respect to its fuel purchase program, some of which are larger and have greater resources than Comdata. Certain of Comdata's competitors also operate or franchise nationwide truckstop chains. In addition, Comdata competes with some of its service centers (such as truckstops) that offer similar products and services. In the business of transmitting special regulatory permits, there is at least one other nationwide company and several regional companies providing permit services similar to those provided by Comdata. Moreover, the majority of permitting and legalization services continue to be performed in-house. Competition in this market is influenced by price, the expertise of personnel and the ease with which permits may be ordered and received.

     In the gaming industry, Comdata competes with numerous sources and potential sources of cash, including at least three providers of credit card cash advance services, certain smaller regional competitors and the large gaming establishments themselves. Competition in this market is also influenced by the pricing of agent commissions and the increasing sophistication of ATM networks and other funds delivery mechanisms.

     Comdata believes that it is a leading provider of funds transfer services and outsourced permitting services to the trucking industry, and of credit card cash advances to the gaming industry. Comdata believes that its competitive strengths include (i) its ability to provide services at a large number of locations in the continental United States and Canada, (ii) its ability to offer a variety of services, frequently tailored to an individual customer's needs, (iii) its large proprietary databases regarding funds transfers and fuel purchases, and (iv) its long-term experience and concomitant relationships in the trucking and gaming industries.

     Network and Data Processing Operations. Comdata's principal communications center for its funds transfer business is located in its corporate headquarters in Brentwood, Tennessee with secondary centers located in Dallas, Texas and Newberry, South Carolina. Worldcom is the primary supplier of telecommunications services to Comdata pursuant to an agreement whose term expires in January 2003. Under this agreement, Comdata is to purchase at least 80% of its internal and external resale telecommunications requirements from Worldcom. Substantially all of Comdata's internal data processing functions, including its payment processing systems, are provided by ISSC pursuant to an agreement for systems operations services whose term expires in April 2005. The processing center is connected to Comdata-owned and customer-owned computers installed in customer locations and to terminals and computers located in Comdata's headquarters.

     Customer Credit Comdata's general policy is that trucking companies and other money transfer customers must establish credit before they may use Comdata's services. Comdata may require letters of credit, surety bonds or prepayment for funds transfer services, and generally will not authorize services if the aggregate service cost exceeds the amount of the security or internally established credit limits.

     Regulation.   Many of the states in which Comdata operates require
persons engaged in the business of selling or issuing payment instruments

(such as the Comchek draft) or in the business of transmitting funds to obtain a license from the appropriate state agency. In certain states, Comdata is required to post bonds or other collateral to secure its obligations to its customers in those states. Some state agencies have the authority to deny licenses to, or revoke the license of, financially weak companies. For its cash advance services in Atlantic City, New Jersey casinos, Comdata is required to hold a Casino Service Industry License issued by the State of New Jersey Casino Control Commission. Comdata believes that it is currently in compliance in all material respects with the regulatory requirements applicable to its business. The failure to comply with the requirements of any particular state could have a material adverse effect on Comdata's business in that state.


Arbitron.

     Arbitron is the leading provider of radio audience measurement information in terms of revenue, and also provides electronic media and marketing information to radio and television broadcasters, cable operators, advertising agencies and advertisers. Arbitron's proprietary data regarding radio audience size and demographics is provided to customers through multi-year license agreements. In addition, through acquisitions, joint ventures and the introduction of new products, Arbitron has obtained access to or developed services that provide data regarding product purchasing decisions. Arbitron's revenue for the years 1993, 1994 and 1995 was $172.2 million, $121.3 million and $137.2 million, respectively. The greatest portion of the revenue decrease from 1993 to 1994 was due to the discontinuance of Arbitron's syndicated television ratings service, effective at the end of 1993.

     Markets. Consolidation of radio station ownership has been a continuing trend in recent years, due largely to industry economics and the relaxation of governmental restrictions on station ownership. With federal telecommunications legislation enacted in late 1995 permitting greater concentration of ownership, this trend is expected to continue. This consolidation has tended to intensify competition within the radio industry, and to intensify competition between radio and other forms of media for advertising dollars. Because of the significant amounts spent by advertisers, radio broadcasters, advertising agencies and advertisers all have a strong interest in information regarding the size and composition of audiences for radio broadcasts. However, as advertisers increasingly seek to tailor advertising strategies to target specific demographic groups through specific media, and as audiences become more fragmented with increased programming choices, the audience information needs of radio broadcasters, advertising agencies and advertisers become more complex. Increasingly, more detailed information regarding the demographics and buying behavior of audiences is required, as well as more sophisticated means to analyze such information.

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

     Services. Arbitron estimates audience size and demographics in the U.S. for local radio stations, and reports this and related data to its customers. This information is used by radio stations to price and sell advertising time and by advertising agencies and large corporate advertisers in purchasing advertising time. Arbitron uses listener diaries to gather radio listener data from sample households in the 263 local markets for which it currently provides radio ratings. Respondents mail the diaries to Arbitron's processing center in Columbia, Maryland, where Arbitron compiles periodic audience measurement estimates. Arbitron also provides software applications that give customers flexible and unlimited access to Arbitron's database, and enable them to more effectively analyze and understand that information and develop sales strategies for maximum effectiveness. Arbitron is also developing applications that will enable customers to link information provided by Arbitron's database with information from other databases (such as product purchasing behavior) so as to enable customers to further refine sales strategies and compete more effectively for advertising dollars. The radio audience measurement service represented about 85% of Arbitron's revenue during 1995.

     Arbitron is also exploring opportunities to expand its information service offerings to the radio industry in the areas of marketing and promotion systems and systems to provide perceptual data for programmers. In that regard, Arbitron acquired Media Marketing Technologies to obtain a proprietary marketing analysis system that creates block group-coded data bases of radio listeners and provides segmentation analyses and map displays of key listener segments.

     Arbitron believes it will become increasingly important to address the more comprehensive information needs of the broadcast and cable industries by providing customers with services and technology that link audience measurement data with product purchasing data to enable customers to make more productive marketing decisions. Through the Scarborough Research Partnership, Arbitron has the exclusive right to market the Scarborough Report to radio broadcasters and cable systems. The Scarborough Report provides qualitative information regarding product/service usage and media usage in 59 major U.S. markets, and measures products purchased based on a sample of consumers in the relevant markets. Arbitron has also developed and introduced in smaller markets its RetailDirect service, which is a locally oriented, qualitative audience research service. The service, which utilizes diaries and telephone surveys, provides a profile of the broadcast audience in terms of local media, retail and consumer preferences so that local radio and television broadcasters and cable systems will have information that helps them develop targeted sales and programming strategies.

     Arbitron intends to further develop its capabilities and technologies through acquisitions, alliances and licensing arrangements that will enable it to provide the comprehensive information management services that broadcasters, cable systems, telecommunications companies, advertising agencies and advertisers will require to market their products and services more effectively. Arbitron holds a minority equity interest in ADcom Information Services, Inc., which has developed hardware and software technology to provide cost-effective, electronic audience measurement systems to the cable industry. Arbitron is also involved in cooperative efforts to develop a passive, personalized electronic measurement device to record broadcast listening or viewing, and to develop measurement products for the Internet and interactive television.

     Sales and Marketing. Arbitron provides its radio audience measurement and related services to approximately 2,300 radio stations and about 2,400 advertising agencies nationwide. Contracts with customers vary in length from one to seven years, and no single customer represented more than 3% of Arbitron's 1995 revenue. Arbitron markets its products and services through a direct sales force operating through offices in six cities around the U.S.

     Competition. Arbitron competes with other providers of applications software, qualitative data and proprietary qualitative studies used by broadcasters, cable systems, advertising agencies and advertisers, including one other national provider of radio audience measurement services.

Defense Electronics Segment - Computing Devices International

     The Defense Electronics segment, consisting of Computing Devices International ("Computing Devices"), develops, manufactures and markets electronic systems, subsystems and components, and provides systems integration and other services, primarily to government defense agencies. In addition, its Business Information Services division runs custom data processing applications for customers (primarily the U.S. government) and delivers them via a timesharing network. Computing Devices' revenue for the years 1993, 1994 and 1995 was $461.3 million, $486.3 million and $509.5 million, respectively. Information regarding Computing Devices' operating profit and identifiable assets for the years 1993-1995 is in Note K, Segment Data, on page 47 of the Company's 1995 Annual Report to Stockholders, which is incorporated herein by reference.

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

     During 1991, Computing Devices secured, through its Canadian subsidiary, a contract to modernize the tactical command, control and communications system used by the Canadian Department of National Defence. This system, called Iris, incorporates a broad range of technologies, including satellite, fiber optic and microwave communication. During 1994 and 1995, Computing Devices recorded revenue from this contract of $153.8 million and $163.9 million, respectively, representing 31.6% and 32.2%, respectively, of Computing Devices' revenue in those years. This contract has a remaining term of approximately five years and estimated total remaining revenue of $557 million over the life of the contract. Although Computing Devices' Canadian subsidiary is the prime contractor under this contract, a significant portion of the contract has been subcontracted to other communications technology companies.

     Computing Devices is also seeking to expand the scope of its product offerings and the markets its serves, including the application of existing products and technologies to business opportunities in other worldwide defense markets and in civilian and civil government markets. In so doing, Computing Devices may, from time to time, establish cooperative arrangements with other entities where their expertise or familiarity with other markets, products or technologies would prove beneficial. For example, in January 1995, the Company obtained a minority equity investment in Key Idea Development, LLC, which has developed a lightweight, voice-activated wearable computer. In connection therewith, the Company obtained an exclusive license to sell and develop applications for this computer in the military and airline maintenance markets. In August 1995, the Company entered into the DigitalXpress partnership formed to operate a satellite-based data distribution system to provide point to multi-point distribution of multimedia data for military and large commercial customers.

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

     Government Contracts. Approximately 96% and 94% of Computing Devices' revenue for 1994 and 1995, respectively, was derived from contracts with governmental entities or with prime contractors to governmental entities which typically pass through government contracting requirements to their subcontractors. Companies which do business with governments are subject to certain unique business risks. Among these are dependence on annual government appropriations, changing procurement policies and regulations, complexity of design and possible cost overruns. In addition, government efforts to detect and eliminate irregularities in defense procurement programs have increased the complexity and cost of doing business for government contractors. Moreover, any government contractor determined to be in noncompliance with applicable laws and regulations may be subject to penalties and debarment or suspension from receiving additional U.S. Government contracts. Any government contract may also be terminated by the government at any time it believes that such termination would be in its best interests. In such event, Computing Devices would generally be entitled to receive payments for its allowable costs and, in general, a proportionate share of its fee or profit for the work actually performed.

     Approximately 90% of Computing Devices' 1995 revenue came from government contracts that were fixed price contracts, including the Iris contract. Under this type of contract, the price paid to Computing Devices is not subject to adjustment by reason of the costs incurred by the Company in the performance of the contract, except for costs incurred due to contract changes ordered by the government. Thus, under fixed price contracts, the Company bears the risk of cost overruns, which may result from factors such as the need to bid on programs in advance of design completion, unforeseen technological difficulties, design complexity and uncertain cost factors, particularly in connection with multi-year contracts. Multi-year fixed price contracts in Canada and the U.K. do, however, normally allow for price revision based on government price indices.

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

     Computing Devices also performs work under cost reimbursable and incentive type contracts. Cost reimbursable contracts provide for reimbursement of costs incurred, to the extent such costs are allowable under applicable government regulations, plus a fee. Under incentive type contracts, the amount of profit or fee realized varies with the attainment of incentive goals such as costs incurred, delivery schedule, quality and other criteria. Fixed price contracts normally carry a higher profit rate than cost reimbursable and incentive type contracts to compensate for higher business risk. In addition, laws and regulations applicable to government contracting provide that certain types of costs may not be included in either the directly-billed cost or the indirect overheads for which the government is responsible. Many of these so-called "unallowable" costs include ordinary costs of doing business in a commercial context. These costs must be borne out of the pretax profit of the Company and, thus, tend to reduce margins on government work.

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

     International Sales. International sales of Computing Devices' products and services totaled approximately $258 million and $287 million, respectively, or 53% and 56%, respectively, of Computing Devices' total revenue in 1994 and in 1995. About 81% of these products and services were produced by the Company's Canadian or U.K. subsidiaries for customers in those countries. Because most of Computing Devices' sales involve technologically advanced products, services and expertise, export control regulations can limit the type of products and services that may be offered and the countries and governments to which sales may be made. Computing Devices' international sales are subject to risks inherent in foreign commerce, including currency fluctuations and devaluations, changes in foreign governments and their policies, differences in foreign laws and difficulties in negotiating and litigating with foreign governments. Computing Devices believes that the location of its international operations tends to minimize certain of these risks, and that it has mitigated other of these risks by obtaining letters of credit and advance payments, by contractual protections on currency fluctuations and by denominating contracts in U.S. dollars where possible.


Divestitures

     In February 1995, Comdata sold the net assets of its retail services division, which had provided check authorization, guarantee and collection services primarily to supermarkets and other multi-lane retailers in the metropolitan areas of Atlanta, Georgia, St. Louis, Missouri, throughout California, and to a limited degree, in other parts of the United States.


Additional Information

     Patents and Trademarks. The Company owns or is licensed under a number of patents which relate to its products and are of importance to its business. Certain of the Company's products and services are marketed under federally registered trademarks which are helpful in creating recognition in the marketplace. However, the Company believes that none of its businesses is materially dependent upon any particular patent, license or trademark, or any particular group of patents, licenses or trademarks. Instead, the Company believes that its success and growth are far more dependent, among other things, on the quality of its services and products and its reputation with its customers.

     Backlog. The Company's backlog is attributable to the Defense Electronics segment, since no backlog amount is determinable for revenue from the Company's Information Services businesses. Backlog does not include those portions of government contracts for which funding has not yet been approved, but does include the remaining value of the Iris contract.

     As of December 31, 1995, the backlog of the Company's orders was $1,004 million, of which $557 million relates to the Iris contract and $447 million relates to other contracts and programs. At December 31, 1994, the comparable total backlog was $1,209 million, of which Iris represented $751 million and other contracts and programs represented $458 million. The portion of the backlog at the end of 1995 expected to be reflected in 1996 revenue is $394 million (39%), of which Iris represents $166 million and other contracts and programs represent $228 million.

     The portion of the total backlog under government prime contracts and subcontracts was 88% at December 31, 1995 and 95% at December 31, 1994, while the portion of government contract backlog under fixed-price contracts was 97% and 95% at December 31, 1995 and 1994, respectively. In each case, these percentages include the Iris contract, which is a fixed-price contract with the Canadian government.

     Research and Development. The table below sets forth the amount of the Company's research and development expenses for the periods indicated.

                                   Year ended December 31,
                               1995           1994          1993
                                   (Dollars in millions)

Research and development      $54.5         $40.5          $37.1
Percent of revenues             4.1%          3.4%           3.3%
Customer sponsored research   $71.7         $78.2          $77.4
  and development

     The Company's research and development efforts, including those sponsored cooperatively by the Company and other participants, are generally described earlier in this Item in the descriptions of the Company's business segments, and in Part II, Item 7 of this report. The amounts shown above as customer sponsored research and development primarily represent government funded product development efforts.

     Geographic Segment Data. For financial information regarding the Company's U.S. and international operations, see Note K, Segment Data, on page 47 of the Company's 1995 Annual Report to Stockholders, which is incorporated herein by reference.

     Employees. As of December 31, 1995, the Company and its subsidiaries employed approximately 10,200 people on a full- or part-time basis. None of the Company's U.S. employees are covered by a collective bargaining agreement, but certain employees in Canadian and United Kingdom subsidiaries are unionized.

Item 2.  Properties.

     At December 31, 1995, the Company's principal production and office facilities were located in the metropolitan areas of Minneapolis, Minnesota; Brentwood, Tennessee; Atlanta, Georgia; Columbia, Maryland; New York, New York; Fountain Valley and San Francisco, California; St. Louis, Missouri; Ottawa and Calgary, Canada; and London and Hastings, England.

     The following table summarizes the usage and location of the Company's facilities as of February 29, 1996.

                                FACILITIES
                       (In thousands of square feet)

Type of Property
Interest                    U.S.       Non-U.S.     Worldwide
Owned                         306         405          711
Leased                      3,337         235        3,572

   Total Square Feet        3,643         640        4,283

Utilization
Manufacturing &               294         449          743
Warehousing
Office, Computer Center     2,128         191        2,319
& Other
Vacant/Idle                   419          --          419
Leased or Subleased to        802          --          802
Others

   Total Square Feet        3,643         640        4,283

     The 4.3 million square feet of aggregate space is essentially unchanged from February 28, 1995, reflecting an increase in office and computer center space as a result of acquisitions during 1995 that was offset by a decrease in space leased or subleased to others. Space subject to assigned leases is not included in the table above, and the Company remains secondarily liable under all such leases. As of December 31, 1995, these assigned leases involve 1.5 million square feet of space and future rental obligations totaling $31.2 million. The principal elements of these amounts are 0.4 million square feet and $5.5 million related to the spin-off of Control Data Systems, Inc. and 1.1 million square feet and $25.7 million related to the 1989 sale of Imprimis Technology Incorporated to Seagate Technology, Inc. The Company does not anticipate any material nonperformance by the assignees of these leases.

     Except for one building utilized by Computing Devices' Canadian subsidiary (which is subject to a mortgage securing $6.0 million in debt obligations), no facilities owned by the Company or its subsidiaries are subject to any major encumbrances.

     The Company believes that all of the facilities it currently utilizes in its continuing operations are adequate for their intended purposes and are adequately maintained. Utilization of those facilities varies among the Company's operations. Generally, most of the facilities relating to the Company's Information Services segment are reasonably necessary for current and anticipated output levels of those businesses, although some excess space is expected to develop in Employer Services' district offices as payroll data processing is consolidated. Employer Services has established restructuring reserves for the expected cost of such facilities in excess of continuing requirements. There is also excess production capacity in the Defense Electronics segment. Efforts are ongoing to identify operations and facilities that can be consolidated and to dispose of excess or idle space.

Item 3.  Legal Proceedings.

     Information regarding legal proceedings involving the Company and its subsidiaries is contained in Note N, Legal Matters, on page 50 of the Company's 1995 Annual Report to Stockholders, which is incorporated herein by reference.


Item 4.  Submission of Matters to a Vote of Security Holders.

     A special meeting of the Company's stockholders was held on December 12, 1995 to approve the issuance of shares of Ceridian common stock to effect the acquisition of Comdata Holdings pursuant to the Agreement and Plan of Merger dated as of August 23, 1995 by and among Ceridian, Comdata Holdings and a newly formed subsidiary of Ceridian. The Company's stockholders voted to approve the issuance of shares, with 33,699,834 shares voted for the issuance, 1,300,386 shares voted against the issuance and 110,853 shares specifically abstained from voting on the matter.
In addition, 44,102 shares present at the meeting were the subject of broker non-votes on the matter.

Executive Officers of the Registrant

     The executive officers of Ceridian as of March 1, 1996, are as follows:

                                                            Executive
     Name (Age)             Position                      Officer Since

Lawrence Perlman      Chairman, President and                 1980
(57)                  Chief Executive Officer

John R. Eickhoff      Executive Vice President                1989
(55)                  and Chief Financial Officer

Loren D. Gross (50)   Vice President and                      1993
                      Corporate Controller

Linda J. Jadwin (52)  Vice President, Corporate               1990
                      Relations and Communications

Ronald James (45)     Executive Vice President,               1996
                      and President and Chief Executive
                      Officer of the Human Resources Group

George J. Klauser     Vice President, and                     1995
(41)                  President of Ceridian Employer Services

Michael E. Kotten     Vice President,                         1995
(48)                  Organization Resources

George L. McTavish    Executive Vice President,               1995
(54)                  and Chairman and Chief Executive
                      Officer of Comdata Holdings

James D. Miller (47)  Vice President, Strategic               1993
                      Initiatives

Stephen B. Morris     Executive Vice President,               1992
(52)                  and President and Chief Executive
                      Officer of Arbitron

Steven J. Olson (55)  Vice President and General              1994
                      Counsel

Ronald L. Turner      Executive Vice President,               1993
(49)                  and President and Chief Executive
                      Officer of Computing Devices
                      International

Linda Hall Whitman    Vice President, Business                1995
(47)                  Integration

     The executive officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors and the Chief Executive Officer. They are customarily elected each year at the meeting of the Board of Directors held in conjunction with the annual meeting of stockholders.

     Lawrence Perlman has been President and Chief Executive Officer of the Company since January 1990, and was appointed Chairman in November 1992.
He is a director of Seagate Technology, Inc.; The Valspar Corporation; Computer Network Technology; Kmart Corporation and Bio-Vascular, Inc.
Mr. Perlman has been a director of the Company since 1985.

     John R. Eickhoff has been Executive Vice President and Chief Financial Officer of the Company since May 1995, and was Vice President and Chief Financial Officer of the Company from June 1993 to May 1995. Mr. Eickhoff was Vice President and Corporate Controller of the Company from July 1989 to June 1993.

     Loren D. Gross has been Vice President and Corporate Controller of the Company since July 1993. Mr. Gross was Assistant Corporate Controller of the Company from March 1987 to July 1993.

     Linda J. Jadwin has been Vice President, Corporate Relations and Communications of the Company since May 1994, and was Vice President, Corporate Communications of the Company from March 1990 to May 1994.

     Ronald James has been Executive Vice President of the Company and President and Chief Executive Officer of its Human Resources Group since January 1996. He was Vice President-Minnesota of US WEST Communications, Inc. from January 1990 to December 1995. Mr. James was a director of the Company from May 1991 through December 1995, and is a director of St. Paul Companies, Inc. and Great Hall Investment Funds, Inc.

     George J. Klauser has been Vice President of the Company and President of its Ceridian Employer Services division since October 1995. Mr. Klauser was Vice President of Sales for Ceridian Employer Services from January 1993 to October 1995, and Regional Vice President of Sales for Ceridian Employer Services from October 1990 to December 1992.

     Michael E. Kotten has been Vice President, Organization Resources of the Company since July 1995. Mr. Kotten was Vice President, Human Resource Services of the Company from September 1994 to July 1995, and Vice President, Compensation and Benefits of the Company from August 1991 to August 1994.

     George L. McTavish has been Executive Vice President of the Company and Chairman and Chief Executive Officer of its Comdata Holdings subsidiary since it was acquired by the Company in December 1995. Mr. McTavish was Chairman and Chief Executive Officer of Comdata Holdings from March 1992 to December 1995, and was President and Chief Executive Officer of Comdata Holdings from November 1987 to March 1992. Mr. McTavish is a director of Broadway & Seymour, Inc. and Seer Technology Corporation.

     James D. Miller has been Vice President, Strategic Initiatives of the Company since January 1993. From February 1989 to January 1993, Mr. Miller was Vice President and Associate General Counsel for the Company.

     Stephen B. Morris has been Executive Vice President of the Company and President and Chief Executive Officer of its Arbitron division since January 1996. Mr. Morris was Vice President of the Company and President of Arbitron from December 1992 to January 1996. He was President and Chief Executive Officer of Vidcode, Inc., which electronically monitors, verifies and reports the broadcast of television commercials, from August 1990 to December 1992; and Director and co-founder of Spectra Marketing Systems, a micro-marketing firm, from March 1987 to March 1992. Prior to that time, he spent seventeen years at General Foods Corporation, the last three as General Manager/President of the Maxwell House Division.

     Steven J. Olson has been Vice President and General Counsel of the Company since October 1994. From October 1984 to October 1994, Mr. Olson was Vice President and Associate General Counsel for the Company.

     Ronald L. Turner has been Executive Vice President of the Company and President and Chief Executive Officer of its Computing Devices International division since January 1996. Mr. Turner was Vice President of the Company and President of Computing Devices International from January 1993 to January 1996. Mr. Turner was President and Chief Executive Officer, GEC-Marconi Electronics Systems Corporation, a defense electronics company, from March 1987 to January 1993. Mr. Turner is a director of Advanced Technology Services, Inc., FLIR Systems, Inc. and BTG, Inc.

     Linda Hall Whitman has been Vice President, Business Integration of the Company since October 1995. Ms. Whitman was Vice President, Consumer Business Group of Honeywell, Inc. from September 1993 to September 1995, and Director, Home Systems of Honeywell, Inc. from January 1991 to September 1993. Ms. Whitman is a director of MTS Systems Corporation.

                                  PART II

     All information incorporated by reference into Items 5 through 8 below is contained in the financial portion of the Company's 1995 Annual Report to Stockholders, which is filed with this Report as Exhibit 13.

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.

     The Company's common stock, par value $.50 per share ("Common Stock"), is listed and trades on the New York Stock Exchange as well as on the Chicago and Pacific Stock Exchanges. The following table sets forth the high and low sales prices for a share of Common Stock on the New York Stock Exchange.

               ____________1995___________   ______________1994____________
                 High          Low             High          Low
1st Quarter     34 1/2       26 1/8           24 3/4        18 1/2
2nd Quarter     37 5/8       31 5/8           25 5/8        21 1/2
3rd Quarter     46 7/8       36 3/4           27 1/2        24
4th Quarter     47 1/2       36 5/8           27 1/8        23 1/2

     The number of holders of record of Common Stock on March 19, 1995 was 17,382. No dividends have been declared or paid on the Common Stock since 1985. Although the Company is not contractually precluded from paying dividends on its Common Stock, it has no present intention of paying such dividends.

Item 6.  Selected Financial Data.

     See "Selected Five-Year Data" on page 1, which is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 through 29, which is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

     The financial statements described in Item 14(a)1 of this Report are incorporated herein by reference. See "Supplementary Quarterly Data (Unaudited)" on page 52, which is incorporated herein by reference.

Item 9.  Disagreements on Accounting and Financial Disclosure.

     None.

Item 10.  Directors and Executive Officers of the Registrant.

     See information regarding the directors and nominees for director of Ceridian under the heading "Nominees for Director" on pages 4 and 5 of the Proxy Statement for the Annual Meeting of Stockholders, May 8, 1996 (the "Proxy Statement"), which is incorporated herein by reference.

     See the information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 under the heading "Compliance With Section 16(a) of the Securities Exchange Act" on page 32 of the Proxy Statement, which is incorporated herein by reference.

     Information regarding the executive officers of Ceridian is on pages 22 through 24 of this Report, and is incorporated herein by reference.

Item 11.  Executive Compensation.

     See information under the headings "Directors' Compensation" on pages 6 and 7 of the Proxy Statement and "Executive Compensation" on pages 24 through 29 of the Proxy Statement, all of which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     See information under the heading "Share Ownership Information" on pages 30 and 31 of the Proxy Statement, which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     See information under the heading "Compensation Committee Interlocks and Insider Participation" on page 8 of the Proxy Statement, which is incorporated herein by reference.

 PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1.  Financial Statements of Registrant

        Incorporated by reference from the
        pages indicated in the Company's
        1995 Annual Report to Stockholders
        into Part II, Item 8, of this Report:                        Page

        Report of Management...........................................30

        Independent Auditors' Report...................................31

        Consolidated Statements of
        Operations for the years ended
        December 31, 1995, 1994 and 1993...............................32

        Consolidated Balance Sheets as of
        December 31, 1995 and 1994.....................................33

        Consolidated Statements of Cash Flows
        for the years ended
        December 31, 1995, 1994 and 1993...............................34

        Notes to Consolidated Financial Statements for
        the three years ended December 31, 1995.......................35-51

(a) 2.  Financial Statement Schedules of Registrant

        Included in Part IV of this Report:                          Page

        Independent Auditors' Report on financial
        statement schedule.............................................32

        Schedule II - Valuation and qualifying accounts...............33-34

        All other financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a) 3.  Exhibits

     The following is a complete list of Exhibits filed or incorporated by reference as part of this report.

Exhibit  Description

2.01 Agreement and Plan of Merger dated as of August 23, 1995 by and among Ceridian Corporation, Convoy Acquisition Corp. and Comdata Holdings Corporation (incorporated by reference to Appendix A to the Prospectus contained in the Company's Registration Statement on Form S-4 (File No. 33-64089))

2.02 Agreement and Plan of Reorganization, dated as of May 25, 1994, among Tesseract Corporation, Braemar Acquisition Corp. and Ceridian Corporation (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated June 24, 1994, as amended (File No. 1-1969))

3.01    Restated Certificate of Incorporation of the Company
        (incorporated by reference to Exhibit 4.01 to the
        Company's Registration Statement on Form S-8 (File No. 33-
        54379))

3.02 Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.01 to the Company's Quarterly
        Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-1969))

4.01 Form of Deposit Agreement, dated as of December 23, 1993, between The Bank of New York and Ceridian Corporation (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-3 (File No. 33-50959))

4.02 Form of Indenture, with respect to the 5 1/2% Convertible Subordinated Debentures Due 2008, dated as of December 23, 1993, between The Bank of New York and Ceridian Corporation (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3 (File No. 33-50959))

10.01*  Executive Employment Agreement between
        Ceridian Corporation and Lawrence Perlman, dated February
        1, 1994 (incorporated by reference to Exhibit 10.01 to the Company's Annual Report on Form 10-K for the year ended
        December 31, 1993 (File No. 1-1969))

10.02*  Executive Employment Agreement between Ceridian
        Corporation and Ronald L. Turner, dated February 3, 1995
        (incorporated by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the year ended
        December 31, 1994 (File No. 1-1969))

10.03*  Executive Employment Agreement between Ceridian
        Corporation and Stephen B. Morris, dated February 3, 1995
        (incorporated by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the year ended
        December 31, 1994 (File No. 1-1969))

         *Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.

10.04*  Executive Employment Agreement between Ceridian
        Corporation and John R. Eickhoff, dated February 3, 1995
        (incorporated by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the year ended
        December 31, 1994 (File No. 1-1069))

10.05* Severance Compensation Agreement, dated as of November 29, 1994, between Comdata Holdings Corporation and George L.
        McTavish

10.06* Amendment No. 1 to Severance Compensation Agreement, dated as of January 31, 1996, among Ceridian Corporation,
        Comdata Holdings Corporation and George L. McTavish

10.07*  Ceridian Corporation Directors Deferred Compensation Plan
        - 1993 Restatement (as amended through December 13, 1993)
        (incorporated by reference to Exhibit 10.05 to the Company's Annual Report on Form 10-K for the year ended
        December 31, 1993 (File No. 1-1969))

10.08*  Ceridian Corporation Directors' Benefit Protection Trust
        Agreement, dated as of December 1, 1994, between Ceridian
        Corporation and First Trust National Association
        (incorporated by reference to Exhibit 10.09 to the Company's Annual Report on Form 10-K for the year ended
        December 31, 1994 (File No. 1-1969))

10.09* Ceridian Corporation 1993 Non-Employee Director Stock Plan (incorporated by reference to Exhibit 2 to the Company's
        Proxy Statement for Annual Meeting of Stockholders, May
        12, 1993 (File No. 1-1969))

10.10*  Ceridian Corporation Amended and Restated 1993 Long-Term
        Incentive Plan (as amended through July 26, 1995)

10.11* Ceridian Corporation 1990 Long-Term Incentive Plan (1992 Restatement) (as amended through October 21, 1994) (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1969))

10.12*  Description of the Ceridian Corporation Annual Executive
        Incentive Plan

10.13* Ceridian Corporation Benefit Equalization Plan, as amended (effective generally as of January 1, 1994) (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1969))

10.14*  Ceridian Corporation Employees' Benefit Protection Trust
        Agreement, dated as of December 1, 1994, between Ceridian
        Corporation and First Trust National Association
        (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended
        December 31, 1994 (File No. 1-1969))

10.15*  Ceridian Corporation Deferred Compensation Plan
        (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended
        December 31, 1994 (File No. 1-1969))

         *Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.

10.16*  Comdata Holdings Corporation Stock Option and Restricted
        Stock Purchase Plan, as amended October 25, 1993
        (incorporated by reference to Exhibit 10.36 to Comdata
        Holdings Corporation's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-16151))

10.17* Comdata Holdings Corporation Unfunded Deferred Compensation Plan, as amended

10.18* Form of Indemnification Agreement between Ceridian Corporation and its Directors (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-
        1969))

10.19 Agreement for Information Technology Services, dated as of January 10, 1995, between Ceridian Corporation and Integrated Systems Solutions Corporation (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1969))

10.20 Amended and Restated Agreement for Systems Operations Services, dated May 1, 1995, between Comdata Network, Inc. and Integrated Systems Solutions Corporation

10.21   Telecommunications Service Agreement, dated as of
        December 1, 1994, among Worldcom, Inc., Comdata Network,
        Inc. and Comdata Telecommunications Services, Inc.

10.22   Credit Agreement, dated as of December 12, 1995, among
        Ceridian Corporation, Bank of America National Trust and
        Savings Association as Agent, and the Financial
        Institutions Parties Thereto

11. Statement regarding computation of earnings (loss) per share

12. Statements regarding computation of ratio of earnings to fixed charges

13.     1995 Annual Report to Stockholders of the Company

21.     Subsidiaries of the Company

23.01   Consent of Independent Auditors - KPMG Peat Marwick LLP

23.02   Consent of Independent Public Accountants - Arthur
        Andersen LLP

24.     Power of Attorney

27.     Financial Data Schedule


         *Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.

     If requested, the Company will provide copies of any of the exhibits listed above upon payment of its reasonable expenses in furnishing such exhibits. The Company will provide to the Securities and Exchange Commission, upon request, any schedule to any of the foregoing exhibits which has not been filed. Securities authorized pursuant to long-term debt instruments of the Company and its consolidated subsidiaries do not exceed 1% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of instruments under which such securities are authorized to the Securities and Exchange Commission upon request.

(b)  Reports on Form 8-K

     The Company filed one report on Form 8-K during the quarter ended December 31, 1995. That report, dated December 12, 1995, reported in
"Item 2: Acquisition or Disposition of Assets" the approval by the stockholders of Ceridian Corporation and Comdata Holdings Corporation of the acquisition of Comdata by Ceridian and the consummation of that acquisition. Also reported in "Item 5: Other Events" was the Company's establishment of a $325 million revolving credit facility with a commercial bank syndicate, with Bank of America as agent.

     Incorporated by reference in Item 7 of that report were (1) Comdata's consolidated balance sheets as of December 31, 1994 and 1993, the related consolidated statements of operations, cash flows and stockholders' equity for years ended December 31, 1994, 1993 and 1992, and the related notes to such consolidated financial statements as contained in Comdata's Annual Report on Form 10-K for the year ended December 31, 1994; (2) Comdata's consolidated balance sheets as of September 30, 1995 and December 31, 1994, the related consolidated statements of operations and cash flows for the nine months ended September 30, 1995 and September 30, 1994, respectively, and the related notes to such unaudited consolidated financial statements as contained in Comdata's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995; and (3) the unaudited pro forma condensed combined balance sheet of Ceridian at September 30, 1995, unaudited condensed combined statements of operations of Ceridian for the years ended December 31, 1994, 1993 and 1992 and for the nine month periods ended September 30, 1995 and 1994, and the related notes to unaudited pro forma condensed combined financial statements as contained in Ceridian's Registration Statement on Form S-4 (File No. 33-64089).

     The Company also filed a Form 8-K/A on January 11, 1996 to amend the Form 8-K dated December 12, 1995 for the purpose of furnishing an Independent Auditor's Consent to the incorporation by reference in that Form 8-K of the Report of Independent Public Accountants related to the audited financial statements of Comdata described therein.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

THE BOARD OF DIRECTORS AND STOCKHOLDERS
CERIDIAN CORPORATION:


     Under date of January 23, 1996, we reported on the consolidated balance sheets of Ceridian Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index (see Item 14.(a)2.). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, based on our audits and the report of other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                   /s/KPMG Peat Marwick
                                   KPMG Peat Marwick LLP


Minneapolis, Minnesota
January 23, 1996

                                                                    SCHEDULE II

                        CERIDIAN CORPORATION AND SUBSIDIARIES

                          VALUATION AND QUALIFYING ACCOUNTS

                                (Dollars in millions)

     Restructure and Discontinued Operations Reserves

                                                           Employer    Computing
                                      Arbitron  Arbitron   Services     Devices
                                        TV      ScanAm   Consolidation Severance    Other     Total
       Reserve Balance 12/31/92      $    -    $    0.6   $   6.0       $   1.1   $ 133.0     $ 140.7

          1993 Restructure Loss (1)      57.0                18.9           5.5       0.3        81.7
          Cash Payments                  (4.1)     (0.6)     (4.0)         (6.1)    (44.9)      (59.7)
          Asset Write-Off               (26.8)                                      (15.0)      (41.8)
          Adoption of FAS 112 (2)                                                   (12.0)      (12.0)
          Other Non-cash Items                                                       (0.9)       (0.9)

       Reserve Balance 12/31/93       $  26.1  $    -     $  20.9       $   0.5   $  60.5     $ 108.0

          1994 Restructure Loss (1)                                                  15.0        15.0
          Sale of TeleMoney (3)                                                      14.1        14.1
          Cash Payments                 (17.4)               (8.5)         (0.5)    (27.3)      (53.7)
          Other Non-cash Items            2.4                                         2.5         4.9

       Reserve Balance 12/31/94       $  11.1  $    -     $  12.4       $   -     $  64.8     $  88.3

          Cash Payments                  (3.9)               (0.7)                  (13.6)      (18.2)
          Other Non-cash Items            0.3                                                     0.3

       Reserve Balance 12/31/95       $   7.5  $    -     $  11.7       $   -     $  51.2     $  70.4


     (1) Does not include restructure gains of $14.7 in 1993 and $15.0 in 1994.
     (2) Represents the reclassification to other liabilities of FAS 112 obligations.
     (3) Represents obligations undertaken in connection with the sale of TeleMoney.


                                                                    SCHEDULE II (CONT.)

                     CERIDIAN CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                             (Dollars in millions)


  Allowance for Doubtful Accounts Receivable   Year Ended December 31

                                            1995     1994      1993


  Balance at beginning of year              $ 12.2   $ 11.8    $ 10.3

    Additions charged to costs and
      expenses                                 6.1      6.3       6.7

    Write-offs and other adjustments*         (5.9)    (5.9)     (5.2)


  Balance at end of year                    $ 12.4   $ 12.2    $ 11.8

  (*)Other adjustments include balances removed as a result of sales of businesses.



  Investments and Advances                  Year Ended December 31,
                                           1995      1994     1993

  Balance of Seagate note
    at beginning of year                   $ 10.0    $ 10.0   $ 10.0


  Principal payment received                (10.0)

  Balance of Seagate note
     at end of year                        $  ---    $ 10.0   $ 10.0




                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 25, 1996.

                              CERIDIAN CORPORATION


                              By /s/Lawrence Perlman
                                   Lawrence Perlman
                                   Chairman, President and Chief
                                   Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 25, 1996.


/s/Lawrence Perlman                    /s/J. R. Eickhoff
Lawrence Perlman                       J. R. Eickhoff
Chairman, President and Chief          Executive Vice President and Chief
Executive Officer (Principal           Financial Officer
Executive Officer) and Director        (Principal Financial Officer)


/s/Loren Gross
Loren D. Gross
Vice President and Corporate
Controller (Principal Accounting
Officer)                               */s/Charles Marshall*
                                       Charles Marshall, Director

*/s/Ruth M. Davis                      */s/Carole J. Uhrich
Ruth M. Davis, Director                Carole J. Uhrich, Director


*/s/Allen W. Dawson                    */s/Richard W. Vieser*
Allen W. Dawson, Director              Richard W. Vieser, Director


*/s/Richard G. Lareau                  */s/Paul S. Walsh*
Richard G. Lareau, Director            Paul S. Walsh, Director


*/s/George R. Lewis                          /s/John A. Haveman
George R. Lewis, Director              *By:  John A. Haveman
                                             Attorney-in-fact

                               EXHIBIT INDEX

Exhibit   Description

2.01    Agreement and Plan of Merger dated as of                         IBR
        August 23, 1995 by and among Ceridian Corporation,
        Convoy Acquisition Corp. and Comdata Holdings
        Corporation (incorporated by reference to Appendix A to the Prospectus contained in the Company's Registration Statement on Form S-4 (File No. 33-64089))

2.02    Agreement and Plan of Reorganization, dated as of                IBR
        May 25, 1994, among Tesseract Corporation, Braemar
        Acquisition Corp. and Ceridian Corporation
        (incorporated by reference to Exhibit 2 to the Company's
        Current Report on Form 8-K dated June 24, 1994, as amended (File No. 1-1969))

3.01    Restated Certificate of Incorporation of the Company             IBR
        (incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-8
        (File No. 33-54379))

3.02    Bylaws of the Company, as amended (incorporated                  IBR
        by reference to Exhibit 3.01 to the Company's
        Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-1969))
                                                                         IBR
4.01    Form of Deposit Agreement, dated as of
        December 23, 1993, between The Bank of New York and Ceridian Corporation (incorporated by reference to Exhibit 4.5 to the Company's
        Registration Statement on Form S-3
        (File No. 33-50959))

4.02    Form of Indenture, with respect to the 5 1/2%                    IBR
        Convertible Subordinated Debentures Due 2008, dated as of December 23, 1993, between The Bank of New York and Ceridian Corporation (incorporated by reference to Exhibit 4.7 to the Company's
        Registration Statement on Form S-3 (File No. 33-50959))

10.01*  Executive Employment Agreement between Ceridian                  IBR
        Corporation and Lawrence Perlman, dated
        February 1, 1994 (incorporated by reference to
        Exhibit 10.01 to the Company's Annual Report on
        Form 10-K for the year ended December 31, 1993
        (File No. 1-1969))

10.02*  Executive Employment Agreement between Ceridian                  IBR
        Corporation and Ronald L. Turner, dated
        February 3, 1995 (incorporated by reference to Exhibit 10.02 to the Company's Annual
        Report on Form 10-K for the year ended
        December 31, 1994 (File No. 1-1969))

10.03*  Executive Employment Agreement between Ceridian                  IBR
        Corporation and Stephen B. Morris, dated
        February 3, 1995 (incorporated by reference to Exhibit 10.02 to the Company's Annual
        Report on Form 10-K for the year ended
        December 31, 1994 (File No. 1-1969))

10.04*  Executive Employment Agreement between Ceridian                  IBR
        Corporation and John R. Eickhoff, dated
        February 3, 1995 (incorporated by reference to
        Exhibit 10.02 to the Company's Annual Report on Form 10-K for the year ended
        December 31, 1994 (File No. 1-1069))

10.05*  Severance Compensation Agreement, dated as                       E
        of November 29, 1994, between Comdata Holdings
        Corporation and George L. McTavish

10.06*  Amendment No. 1 to Severance Compensation                        E
        Agreement, dated as of January 31, 1996, among Ceridian Corporation, Comdata Holdings
        Corporation and George L. McTavish

10.07*  Ceridian Corporation Directors Deferred                          IBR
        Compensation Plan - 1993 Restatement
        (as amended through December 13, 1993)
        (incorporated by reference to Exhibit 10.05 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993
        (File No. 1-1969))

10.08*  Ceridian Corporation Directors' Benefit                          IBR
        Protection Trust Agreement, dated as of
        December 1, 1994, between Ceridian Corporation and First Trust National Association
        (incorporated by reference to Exhibit
        10.09 to the Company's Annual Report on
        Form 10-K for the year ended December 31, 1994
        (File No. 1-1969))

10.09*  Ceridian Corporation 1993 Non-Employee Director                  IBR
        Stock Plan (incorporated by reference to Exhibit 2 to the Company's Proxy Statement for Annual Meeting of Stockholders,
        May 12, 1993 (File No. 1-1969))

10.10*  Ceridian Corporation Amended and Restated 1993                   E
        Long-Term Incentive Plan (as amended
        through July 26, 1995)

10.11*  Ceridian Corporation 1990 Long-Term Incentive                    IBR
        Plan (1992 Restatement) (as amended through
        October 21, 1994) (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994
        (File No. 1-1969))

10.12*  Description of the Ceridian Corporation Annual                   E
        Executive Incentive Plan

10.13*  Ceridian Corporation Benefit Equalization Plan,                  IBR
        as amended (effective generally as of
        January 1, 1994) (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994
        (File No. 1-1969))

10.14*  Ceridian Corporation Employees' Benefit Protection               IBR
        Trust Agreement, dated as of December 1, 1994, between Ceridian Corporation and First Trust
        National Association (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994
        (File No. 1-1969))

10.15*  Ceridian Corporation Deferred Compensation Plan                  IBR
        (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1969))
                                                                         IBR
10.16*  Comdata Holdings Corporation Stock Option and
        Restricted Stock Purchase Plan, as amended
        October 25, 1993 (incorporated by reference to Exhibit 10.36 to Comdata Holdings
        Corporation's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-16151))

10.17*  Comdata Holdings Corporation Unfunded Deferred                   E
        Compensation Plan, as amended

10.18*  Form of Indemnification Agreement between Ceridian               IBR
        Corporation and its Directors (incorporated by reference to Exhibit 10.11 to the Company's Annual
        Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1969))

10.19   Agreement for Information Technology Services, dated             IBR
        as of January 10, 1995, between Ceridian Corporation and Integrated Systems Solutions Corporation
        (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1969))

10.20   Amended and Restated Agreement for Systems Operations            E
        Services, dated May 1, 1995, between Comdata Network, Inc.
        and Integrated Systems Solutions Corporation

10.21   Telecommunications Service Agreement, dated                      E
        as of December 1, 1994, among Worldcom, Inc.,
        Comdata Network, Inc. and Comdata Telecommunications
        Services, Inc.

10.22   Credit Agreement, dated as of December 12, 1995,                 E
        among Ceridian Corporation, Bank of America
        National Trust and Savings Association as Agent, and the Financial Institutions Parties Thereto

11.     Statement regarding computation of earnings                      E
        (loss) per share

12.     Statements regarding computation of ratio of                     E
        earnings to fixed charges

13.     1995 Annual Report to Stockholders of the Company                E

21.     Subsidiaries of the Company                                      E

23.01   Consent of Independent Auditors -                                E
        KPMG Peat Marwick LLP

23.02   Consent of Independent Public Accountants -                      E
        Arthur Andersen LLP

24.     Power of Attorney                                                E

27.     Financial Data Schedule                                          E

        IBR - Incorporated by reference
        E   - Electronically filed