Form 10-Q
period 1996-03-31
CERIDIAN CORP
filed 1996-05-13
CIK 109758

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C., 20549



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1996



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

                           YES    X     NO



The number of shares of registrant's Common Stock, par value $.50 per share, outstanding as of April 30, 1996, was 68,393,473.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q


                                   INDEX

                                                                     Pages

Part I.   Financial Information


     Item 1.  Financial Statements

          Consolidated Statements of Operations
          for the three month periods ended
          March 31, 1996 and 1995 .................................      3

          Consolidated Balance Sheets as of
          March 31, 1996 and December 31, 1995 ....................      4

          Consolidated Statements of Cash Flows for the three
          month periods ended March 31, 1996 and 1995 .............      5

          Notes to Consolidated Financial Statements ..............      6

          In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as set forth in the notes to consolidated financial statements) necessary to present fairly the financial position as of March 31, 1996, and results of operations and cash flows for the three month periods ended March 31, 1996 and 1995.

          The results of operations for the three month period ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.

          The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations .................   9-13


Part II.  Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders..     14

     Item 6.  Exhibits and Reports on Form 8-K ....................     15

Signature .........................................................     16

Exhibit 11. Statement re computation of earnings per share ........     17

FORM 10-Q
PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS   Ceridian Corporation
(Unaudited)                             and Subsidiaries

                                              For Periods Ended
                                                  March 31,
(Dollars in millions, except per share data)     Three Months
                                                1996      1995

Revenue
  Product sales                               $ 146.3   $ 141.4
  Services                                      222.7     184.8

     Total                                      369.0     326.2
Cost of revenue
  Product sales                                 107.7     108.1
  Services                                      108.1      87.5

     Total                                      215.8     195.6

Gross profit                                    153.2     130.6

Operating expenses
  Selling, general and
    administrative                               83.2      72.2
  Research and development                       16.5      14.2
  Other expense (income)                          0.8      (0.5)

Earnings before interest and taxes               52.7      44.7

  Interest income                                 1.9       2.7

  Interest expense                               (3.1)     (7.7)

Earnings before income taxes                     51.5      39.7
Income tax provision                              4.1       4.3
Net earnings                                  $  47.4   $  35.4

Primary earnings per share                    $  0.63   $  0.47

Fully diluted earnings per share              $  0.59   $  0.45

Weighted average common shares
  outstanding (in thousands)

     Primary                                   70,122    68,631
     Fully diluted                             80,506    79,015

See notes to consolidated financial statements.

FORM 10-Q
CONSOLIDATED                                   Ceridian Corporation
BALANCE SHEETS (Unaudited)                     and Subsidiaries
                                              March 31,   December 31,
Assets                                         1996           1995
                                                   (In Millions)
Cash and equivalents                          $    105.9   $  151.7
Trade and other receivables, net                   403.3      372.8
Inventories                                         34.1       30.4
Other current assets                                15.4       15.9

     Total current assets                          558.7      570.8

Investments and advances                            11.7        6.9
Property, plant and equipment, net                 121.4      120.9
Goodwill and other intangibles, net                259.8      262.6
Software and development costs, net                 83.5       72.6
Prepaid pension cost                                91.5       88.6
Other noncurrent assets                              3.7        3.7

     Total assets                             $  1,130.3   $1,126.1


Liabilities And Stockholders' Equity


Short-term debt and current
 portion of long-term obligations                    3.1        4.6
Accounts payable                                    57.2       54.4
Drafts and settlements payable                     153.1      146.3
Customer advances                                   70.5       73.7
Deferred income                                     93.5       90.1
Accrued taxes                                       71.1       68.7
Employee compensation and benefits                  55.2       63.6
Restructure reserves, current portion               17.4       19.2
Other accrued expenses                              78.3       85.0

     Total current liabilities                     599.4      605.6

Long-term obligations, less current portion        169.3      205.3
Deferred income taxes                                7.9        7.1
Restructure reserves, less current portion          49.0       51.2
Employee benefit plans                              77.3       78.7
Deferred income and other
 noncurrent liabilities                             22.4       28.2
Stockholders' equity                               205.0      150.0
     Total liabilities and stockholders'
      equity                                  $  1,130.3   $1,126.1

See notes to consolidated financial statements.

FORM 10-Q
CONSOLIDATED STATEMENTS OF                           Ceridian Corporation
CASH FLOWS (Unaudited)                               and Subsidiaries
                                               For Periods Ended March 31,
                                                     Three Months
                                                   1996          1995
                                                     (In Millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                   $    47.4     $    35.4
Adjustments to reconcile net earnings
  to net cash provided by (used for)
  operating activities:
    Depreciation and amortization of
      capital and deferred assets                   16.6          14.0
    Restructure reserves utilized                   (4.0)         (7.8)
    Net change in working capital items:
      Trade and other receivables                  (31.3)         (7.5)
      Other current assets                          (3.3)         (7.3)
      Drafts and settlements payable                 6.8         (20.7)
      Customer advances and deferred income         --            16.4
      Other current liabilities                    (10.2)          3.2
    Other                                           (5.8)          1.8
    Net cash provided by (used for)
      operating activities                          16.2          27.5

CASH FLOWS FROM INVESTING ACTIVITIES
Expended for capital assets                        (10.9)        (14.3)
Expended for software and development costs        (12.8)         (8.0)
Short-term investments                              --            (1.1)
Expended for business acquisitions, less
 cash acquired                                      (4.9)        (27.5)
Proceeds from sale of businesses and assets          0.1           3.1
    Net cash provided by (used for)
      investing activities                         (28.5)        (47.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit and overdrafts, net               (34.3)          3.7
Borrowings of other debt                            --             2.6
Repayment of other debt                             (3.2)         (4.7)
Preferred dividends                                 (3.2)         (3.2)
Exercise of stock options and other                  7.4           2.2
    Net cash provided by (used for)
      financing activities                         (33.3)          0.6

    Effect of exchange rate changes on cash         (0.2)         (0.8)


NET CASH PROVIDED (USED)                           (45.8)        (20.5)
Cash and equivalents at beginning of period        151.7         137.8
Cash and equivalents at end of period          $   105.9     $   117.3

See notes to consolidated financial statements.

                                 FORM 10-Q
                   CERIDIAN CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                              March 31, 1996
                           (Dollars in millions)
                                (Unaudited)

Capital and Deferred Assets
                                          March 31,    December 31,
                                             1996           1995
Plant, Property and Equipment
Land                                    $      3.0     $      3.0
Machinery and equipment                      242.9          236.0
Buildings and improvements                    81.1           79.4
Construction in progress                       4.4            4.9
                                             331.4          323.3
Accumulated depreciation                    (210.0)        (202.4)
Property, plant and equipment, net      $    121.4     $    120.9

Goodwill and Other Intangibles
Goodwill                                $    222.4     $    220.3
Accumulated amortization                     (30.6)         (27.6)
Goodwill, net                                191.8          192.7
Other intangible assets                       75.2           78.8
Accumulated amortization                      (7.2)          (8.9)
Other intangibles, net                        68.0           69.9
Goodwill and other intangibles, net     $    259.8     $    262.6

Software and Development Costs
Purchased software                      $     34.6     $     34.0
CII development cost                          55.1           44.2
Other software development cost               20.3           18.5
                                             110.0           96.7
Accumulated amortization                     (26.5)         (24.1)
Software and development costs, net     $     83.5     $     72.6


                                        For Periods Ended March 31,
                                               Three Months
Depreciation and Amortization
    of Capital and Deferred Assets           1996           1995
Depreciation and amortization of
 capital assets                         $     10.6     $      9.8
Amortization of goodwill                       3.0            2.5
Amortization of other intangibles              1.2            0.4
Amortization of software and
 development costs                             2.5            1.1
Other                                         (0.7)           0.2
          Total                         $     16.6     $     14.0

                                 FORM 10-Q
                   CERIDIAN CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                              March 31, 1996
                           (Dollars in millions)
                                (Unaudited)

STOCKHOLDERS' EQUITY
                                             March 31,    December 31,
                                                1996        1995
  5-1/2% Cumulative Convertible Exchangeable
   Preferred Stock, $100 par value
   (liquidation preference of $236.0)
   Shares issued and outstanding 47,200        $    4.7   $   4.7
  Common Stock
    Par value - $0.50
    Shares authorized - 100,000,000
    Shares issued - 68,091,975 and 67,325,372      33.9      33.7
    Shares outstanding - 68,091,947 and
      67,277,436
  Additional paid-in capital                    1,116.7   1,106.6
  Accumulated deficit                            (919.8)   (963.9)
  Foreign currency translation adjustments         (3.8)     (2.4)
  Restricted stock awards                         (21.5)    (21.9)
  Pension liability adjustment                     (5.2)     (5.2)
  Treasury stock, at cost
      (28 and 47,936 common shares)                  --      (1.6)
        Total stockholders' equity             $  205.0   $ 150.0

                                 FORM 10-Q
                   CERIDIAN CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                              March 31, 1996
                           (Dollars in millions)
                                (Unaudited)


RECEIVABLES
                                             March 31,    December 31,
                                               1996         1995
Trade and Other Receivables, Net:
  Trade, less allowance of $12.3 and $12.4    $  296.9    $ 278.9
  Unbilled                                        95.4       86.5
  Other                                           11.0        7.4
    Total                                     $  403.3    $ 372.8


RESTRUCTURE RESERVES
                                                                 Est
                        Bal                             Bal     Paymts
                      Dec 31,                         Mar 31,   2Q-4Q
                        1995    Adds   Paid    Other   1996      1996
Severance and Related
 Costs                $ 7.3    $ --   $ 1.6   $ --    $ 5.7    $  5.7
Equipment Lease
 Termination            0.6      --     --      --      0.6       0.6
Vacant Space           18.2      --     1.7   (0.2)    16.7       5.9
Costs to Dispose of
 Businesses             2.0      --     0.1   (0.3)     2.2       0.1
Legal Costs            13.2      --     0.3     --     12.9       1.4
Environmental Costs    12.5      --     0.3     --     12.2       0.7
Duplicate
 Processing/Support     1.1      --     --      --      1.1       0.6
Other                  15.5      --     --     0.5     15.0       0.2
Total                 $70.4    $ --   $ 4.0   $ --    $66.4    $ 15.2

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                              March 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The statements regarding the outlook for Ceridian Corporation (the "Company") contained in this section are forward-looking statements based` on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to the Company that could cause such material differences are discussed under the caption "1996 Financial Outlook" contained in the "Management's Discussion and Analysis of Results of Operations and Financial Condition" contained in
Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Results of Operations

     For the quarter ended March 31, 1996, the Company reported net earnings of $47.4 million, or $0.59 per fully diluted share of common stock, on revenue of $369.0 million, compared to net earnings of $35.4 million, or $0.45 per fully diluted common share, on revenue of $326.2 million for the first quarter 1995.

     The following table sets forth revenue for the Company, its two industry segments and the businesses that comprise those segments for the three month periods ended March 31, 1996 and March 31, 1995, respectively:

                                            Periods Ended March 31,
                                                 Three Months
                                              1996          1995
                                               (Dollars in millions)

Information Services Segment
  Arbitron                                   $  36.1        $  28.2
  Human Resources Group*                       126.6          105.9
  Comdata                                       71.5           63.0
    Total Information Services                 234.2          197.1

Defense Electronics Segment
  Computing Devices International              134.8          129.1

      Total Revenue                          $ 369.0       $  326.2




* Consists of the Employer Services business, the Employee Advisory Resource business and the Tesseract, Resumix, User Technology, Minidata and EAS Technologies subsidiaries.

     Revenue. The Company's 13.1% revenue growth from the first quarter 1995 to the first quarter 1996 reflected revenue growth of 18.9% in Information Services and 4.4% in Defense Electronics. Approximately 30% of Information Services' revenue growth was attributable to acquisitions, most significantly the purchase of the Centre-file payroll processing business in the United Kingdom in October 1995 and Comdata's purchase of Trendar

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                              March 31, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (cont.)

Corporation in March 1995. Also included in Information Services' revenue growth was a $5.0 revenue increase in Arbitron attributable to a change in the revenue recognition policy of the Scarborough Research Partnership ("SRP") related to a decision to transition from releasing research reports annually to semiannually. Because this change to a percentage of completion method tends to spread SRP's revenue more evenly across calendar quarters, and because SRP's 1995 revenue will not be restated to the new policy, the comparison of Arbitron's revenue in future quarters of 1996 to comparable 1995 quarters is not expected to be as favorable. Apart from these factors, and adjusting for Comdata's sale of its retail services division in February 1995, Information Services' revenue increased 10.6% in the quarterly comparison, reflecting increases of 10.1% in the Human Resources Group ("HRG"), 12.5% in Comdata and 8.7% in Arbitron. Most of the internal revenue growth in HRG was in payroll processing and in payroll tax filing, gains that were partially offset by decreased revenue from the sale of current generation human resource information management software in both Employer Services and Tesseract, demand for which is affected by the Company's announced development of client/server offerings. The revenue increase from payroll tax filing included a 16.3% increase in investment income from tax filing deposits, due to an increase in the average invested balances. The average annual yield was essentially unchanged.

     The internal revenue growth in Comdata reflected 19.4% revenue growth from gaming services and 7.9% revenue growth from transportation services, both of which were adversely affected by severe weather in the northeastern U.S. The revenue growth from gaming services reflected credit card cash advance transaction growth of 10.7%, primarily from new accounts, higher average revenue from such transactions, due primarily to an increase in the average advance, and increased ATM transactions, a service that commenced in the first quarter of 1995. The revenue growth from transportation services was due to an 11.7% increase in funds transfer transactions as well as increased demand for telecommunications services and for systems to improve automation at truck stop fuel desks. Partially offsetting the transportation revenue growth was reduced revenue from permit services, primarily due to consolidation of permit requirements among states. Also contributing to Comdata's revenue growth was a $1.5 million increase in revenue from unsettled transactions. Arbitron's revenue from radio audience measurement services and analytical software increased about 6% largely due to a relatively high rate of customer renewals during 1995, increased sales of analytical software applications, and price increases. Revenue from the SRP also increased due to increased first quarter demand for the "Scarborough Report."

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                              March 31, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (cont.)


     Computing Devices' revenue increase was due to its Canadian and United Kingdom operations. The revenue increase in the Canadian operations was due in large measure to ground system products, particularly a multi-year contract to develop and produce a reconnaissance system for a light armored vehicle. The increase in revenue from the United Kingdom operations was primarily due to a contract to provide ground systems for reconnaissance processing.

     Gross Margin. The Company's gross margin improvement from 40.0% to 41.5% in the quarterly comparison was attributable to margin improvement from 19.2% to 22.9% in Computing Devices and the relatively greater revenue growth in the Information Services segment, which has higher gross margins than Computing Devices. These gains were partially offset, however, by a gross margin decrease from 53.7% to 52.2% in Information Services. The improvement in Computing Devices' gross margin was due in large measure to revenue mix in its U.S. operations, with a greater portion of first quarter 1996 revenue attributable to higher margin production contracts for avionics computers, to employment reductions in portions of its Canadian operations, and to an increased gross margin on the Iris contract.

     The gross margin decrease in Information Services reflected decreases in each of the business units. The decrease in HRG primarily reflected increased costs in Tesseract, due in part to the amortization of software development costs capitalized in prior years, and in Employer Services, due primarily to costs associated with preparing for the introduction of the CII software, higher customer service support costs and supplies related to the processing of payrolls. The decrease in Comdata was primarily due to revenue mix, reflecting greater revenue growth from gaming services, telecommunications services and Trendar, which have lower gross margins than most other aspects of Comdata's business, and to a rate of increase in agent commissions paid to locations offering gaming cash advance services that exceeded the rate of revenue growth from such services, reflecting competitive pressures. The decrease in Arbitron reflected $3.9 million of additional costs resulting from the change in SRP's revenue recognition policy, increased costs resulting from utilizing a larger sample size in providing radio audience measurements and efforts required to transition SRP from annual to semiannual reporting.

     Operating Expenses. The Company's overall increase in selling, general and administrative ("SG&A") expenses as a percentage of revenue from 22.1% to 22.5% in the quarterly comparison reflected an increase in Computing Devices from 10.5% to 12.3% of revenue, partially offset by a decrease in Information Services from 29.0% to 28.7% of revenue. The primary factor in Computing Devices' percentage increase was its increase in selling expense, reflecting efforts to expand existing products and technologies into new markets, including human resource service offerings to potential government customers, and to bring commercial products to

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                              March 31, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (cont.)

potential military customers. Information Services' decrease in SG&A expense as a percentage of revenue reflected a 2.4 percentage point decrease in selling expense that was largely offset by increases in general and administrative expenses. These increases were largely due to acquisitions made during 1995, including related amortization of goodwill and intangibles.

     Research and development expense increased in Information Services from the first quarter of 1995 to the first quarter of 1996, but was little changed as a percentage of revenue. The increase in such expense was concentrated in payroll processing, payroll tax filing and Tesseract, reflecting development efforts related to the CII software and client/server software. In Computing Devices, research and development expense increased from 2.9% to 3.1% of revenue in the quarterly comparison. Other expense in the first quarter 1996 included Arbitron's share of the increased losses of ADcom Information Services, Inc.

     Earnings Before Interest and Taxes. The Company's earnings before interest and taxes ("EBIT") increased $8.0 million, or 17.9%, from the first quarter 1995 to the first quarter 1996. Information Services' EBIT increased $3.3 million, or 8.5%, in the quarterly comparison, but decreased from 19.6% of revenue in the first quarter 1995 to 17.9% of revenue in the first quarter 1996. Computing Devices' EBIT increased $2.6 million, or 35.7%, in the quarterly comparison, and increased as a percentage of revenue from 5.7% to 7.4%. Also contributing to the Company's EBIT improvement was a $2.1 million decrease in expenses not allocated to either industry segment, due in part to prescribed accounting for pension costs.

     Interest Income and Expense. The decrease in interest expense in the quarterly comparison reflected lower levels of debt and lower interest rates, primarily as a result of the December 1995 refinancing of Comdata's debt. The decrease in interest income reflected lower levels of cash and short-term investments in the 1996 period.


Financial Condition

     The Company's cash and short-term investments decreased from $151.7 million at December 31, 1995 to $105.9 million at March 31, 1996, reflecting the Company's intention to utilize excess cash to reduce amounts outstanding under its revolving credit facility.

     During the first three months of 1996 and 1995, operating cash flows provided $16.2 million and $27.5 million of cash, respectively. Net earnings adjusted to a cash basis provided cash of $58.2 million in the first quarter 1996 and $51.2 million in the first quarter 1995. The $38.0 million of cash utilized in the first quarter 1996 in connection with

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                              March 31, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition cont.

working capital items included a $31.3 million increase in trade and other receivables, primarily reflecting seasonal increases in Comdata's receivables and increases in Computing Devices' unbilled receivables.

     Investing activities utilized $28.5 million of cash during the first quarter 1996 compared to a usage of $47.8 million during the first quarter 1995. The most significant contributor to this difference was the $27.5 million expended during the first quarter 1995 to acquire businesses, the most significant of which was Trendar. The increase in expenditures for capitalized software in the quarterly comparison primarily involved the CII software development effort. Financing activities utilized $33.3 million of cash during the first quarter 1996, primarily reflecting the repayment of $35.0 million under the Company's revolving credit facility.

     During the first quarter of 1996, the Company repurchased 60,000 shares of its common stock at an average price of $40.67 per share in accordance with a repurchase program authorized in 1994. The Company expects that in May 1996 it will repurchase approximately 111,333 shares of its common stock at an aggregate cost of approximately $5.3 million in connection with the first vesting of shares under the performance restricted stock plan for executives initiated in 1994. The repurchase of shares from participating executives is to facilitate their payment of personal income taxes.

     At March 31, 1996, $160.0 million in revolving loans and $1.5 million in standby letters of credit were outstanding under the Company's revolving credit facility. The applicable interest rate for loans under the credit facility varies based on Company's senior unsecured debt ratings and on either prime rate or IBOR, and at March 31, 1996 was 6.1%. Under the terms of the credit facility, Ceridian must satisfy various financial tests on a consolidated basis. At March 31, 1996, the Company was in compliance with the net worth test by $63.4 million, its fixed charge coverage ratio was
2.74 to 1 (the minimum required ratio being 2.25 to 1), and its permitted debt ratio was 1.89 to 1 (the maximum permitted ratio being 3.0 to 1). At March 31, 1996, for example, the permitted debt ratio would have accommodated an additional $100 million of borrowing under the credit facility.

     The Company's liquidity needs are expected to be met from existing cash balances, cash flow from operations and borrowings under the credit facility. The Company may also utilize cash from these sources to make acquisitions. The Company expects to remain active in this regard and to concentrate its acquisitions in areas related to or which complement the Information Services segment. In structuring any such acquisitions, the Company would seek to emphasize the use of its common stock as acquisition consideration in order to make pooling-of-interests accounting treatment available.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                              March 31, 1996

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders was held on May 8, 1996. Of the 67,948,038 shares of the Company's common stock entitled to vote at the meeting, 59,194,019 shares were present at the meeting in person or by proxy.

     The nine people designated by the Company's Board of Directors as nominees for director were elected, with voting as follows:

                             Total Votes       Total Votes
          Nominee                For             Withheld
     Ruth M. Davis           59,087,581          106,438
     Allen W. Dawson         59,110,711           83,308
     Richard G. Lareau       58,828,997          365,022
     George R. Lewis         59,103,948           90,071
     Charles Marshall        59,113,820           80,199
     Lawrence Perlman        59,110,137           83,882
     Carole J. Uhrich        59,113,524           80,495
     Richard W. Vieser       59,112,346           81,673
     Paul S. Walsh           59,116,748           77,271


     Stockholders also voted to approve the four company proposals. A description of each proposal, votes cast for and against each proposal, and the number of abstentions for each proposal are listed in the table below.


           Description                   For         Against     Abstain
(1)  Amend certificate of
     incorporation to increase
     authorized common shares from
     100 million to 200 million      56,137,586    2,786,959     269,474

(2)  Amend 1993 Long-Term
     Incentive Plan to modify a
     limitation on executive
     compensation after a change
     of control                      46,179,145   12,671,145     343,729

(3)  Approve the 1996 Director
     Performance Incentive Plan      49,457,974    9,372,402     363,643

(4)  Approve Ceridian Employee
     Stock Purchase Plan             58,144,705      409,047     318,472

There were no broker non-votes in connection with the first three items in the table above, and 321,795 broker non-votes in connection with the fourth item.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                              March 31, 1996

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          Exhibit             Description

           11 Statement re computation of earnings per share

     (b)  Reports on Form 8-K.

          The Company filed a Form 8-K/A on January 11, 1996 to amend the Form 8-K dated December 12, 1995 for the purpose of furnishing an Independent Auditor's Consent to the incorporation by reference in that Form 8-K of the Report of Independent Public Accountants related to the audited financial statements of Comdata described therein.

                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended March 31, 1996, to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CERIDIAN CORPORATION
                                          Registrant




Date:  May 13, 1996                  /s/L. D. Gross
                                     L. D. Gross
                                     Vice President and
                                     Corporate Controller
                                     (Principal Accounting Officer)

                                                        Exhibit 11

                   CERIDIAN CORPORATION AND SUBSIDIARIES
              STATEMENT RE COMPUTATION OF EARNINGS PER SHARE

(Amounts in millions, except per share data)
For Periods Ended March 31,
                                  Three Months
                                 1996      1995
Net earnings for common
  stockholders - primary        $ 44.2    $ 32.2
Restore dividends on
  convertible preferred
  stock                            3.2       3.2
Net earnings for fully
  diluted earnings
  per share                     $ 47.4    $ 35.4

Weighted average common
  shares outstanding            66,941    65,999
Common share equivalents
  from stock options and
  restricted stock awards        3,181     2,632
Weighted average common
  shares and equivalents
  outstanding - primary         70,122    68,631
Shares issuable assuming
  conversion of preferred
    stock                       10,384    10,384
  Weighted average common
    shares and equivalents
    outstanding  - adjusted
    for full dilution           80,506    79,015


  Net earnings for common
    stockholders - primary      $ 44.2    $ 32.2
  Weighted average common
    shares and equivalents
    outstanding - primary       70,122    68,631

Primary earnings per share      $ 0.63    $ 0.47


Net earnings for fully
  diluted earnings
  per share                     $ 47.4    $ 35.4
Weighted average common
  shares and equivalents
  outstanding  - adjusted
  for full dilution             80,506    79,015
Fully diluted earnings
  per share                     $ 0.59    $ 0.45


                                - 17 -