Form 10-Q
period 1996-06-30
CERIDIAN CORP
filed 1996-08-13
CIK 109758

                                      FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C., 20549



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1996



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

                           YES    X     NO



The number of shares of registrant's Common Stock, par value $.50 per share, outstanding as of July 31, 1996, was 68,569,945.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q


                                   INDEX

                                                                     Pages

Part I.   Financial Information


     Item 1.  Financial Statements

          Consolidated Statements of Operations
          for the three and six month periods ended
          June 30, 1996 and 1995 .................................       3

          Consolidated Balance Sheets as of
          June 30, 1996 and December 31, 1995 ....................       4

          Consolidated Statements of Cash Flows for the six
          month periods ended June 30, 1996 and 1995 .............       5

          Notes to Consolidated Financial Statements .............     6-9

          In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as set forth in the notes to consolidated financial statements) necessary to present fairly the financial position as of June 30, 1996, and results of operations for the three and six month periods and cash flows for the six month periods ended June 30, 1996 and 1995.

          The results of operations for the six month period ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

          The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ................   10-13


Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K ...................      14

Signature ........................................................      15

FORM 10-Q
PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS          Ceridian Corporation
(Unaudited)                                    and Subsidiaries
                                     For Periods Ended June 30,
                                  Three Months         Six Months
                                1996      1995      1996      1995
                         (Dollars in millions, except per share data)
Revenue
  Product sales               $ 154.4   $ 138.5   $ 300.7   $ 279.9
  Services                      207.1     188.9     429.8     373.7

     Total                      361.5     327.4     730.5     653.6

Cost of revenue
  Product sales                 108.5     101.1     216.2     209.2
  Services                      109.1      97.3     217.2     184.8

     Total                      217.6     198.4     433.4     394.0

Gross profit                    143.9     129.0     297.1     259.6

Operating expenses
  Selling, general and
   administrative                81.3      74.7     164.5     146.9
  Research and development       16.4      13.8      32.9      28.0
  Other expense (income)          1.1       0.7       1.9       0.2
Earnings before interest
   and taxes                     45.1      39.8      97.8      84.5
  Interest income                 1.9       2.9       3.8       5.6
  Interest expense               (2.6)     (7.9)     (5.7)    (15.6)

Earnings before income taxes     44.4      34.8      95.9      74.5

Income tax provision              3.6       5.5       7.7       9.8

Net earnings                  $  40.8   $  29.3   $  88.2   $  64.7

Primary earnings per share    $  0.53   $  0.38   $  1.16   $  0.85

Fully diluted earnings
 per share                    $  0.50   $  0.37   $  1.09   $  0.82
Weighted average common shares
  and equivalents (000's)
   Primary                     70,634    69,042    70,428    68,887
   Fully diluted               81,018    79,426    80,812    79,271

See notes to consolidated financial statements.

FORM 10-Q
CONSOLIDATED                                   Ceridian Corporation
BALANCE SHEETS (Unaudited)                     and Subsidiaries
                                               June 30,   December 31,
Assets                                         1996           1995
                                                   (In Millions)
Cash and equivalents                          $  126.0     $  151.7
Trade and other receivables, net                 409.5        372.8
Inventories                                       40.3         30.4
Other current assets                              15.3         15.9

     Total current assets                        591.1        570.8

Investments and advances                          12.5          6.9
Property, plant and equipment, net               122.0        120.9
Goodwill and other intangibles, net              260.8        262.6
Software and development costs, net               91.8         72.6
Prepaid pension cost                              94.4         88.6
Other noncurrent assets                            3.7          3.7

     Total assets                             $1,176.3     $1,126.1


Liabilities And Stockholders' Equity


Short-term debt and current
 portion of long-term obligations                  2.7          4.6
Accounts payable                                  58.5         54.4
Drafts and settlements payable                   158.8        146.3
Customer advances                                 92.7         73.7
Deferred income                                   93.6         90.1
Accrued taxes                                     70.6         68.7
Employee compensation and benefits                54.9         63.6
Restructure reserves, current portion             16.5         19.2
Other accrued expenses                            90.1         85.0

     Total current liabilities                   638.4        605.6

Long-term obligations, less current portion      142.7        205.3
Deferred income taxes                              8.5          7.1
Restructure reserves, less current portion        45.9         51.2
Employee benefit plans                            75.2         78.7
Deferred income and other
 noncurrent liabilities                           17.4         28.2
Stockholders' equity                             248.2        150.0
     Total liabilities and stockholders'
      equity                                  $1,176.3     $1,126.1

See notes to consolidated financial statements.

FORM 10-Q
CONSOLIDATED STATEMENTS OF                        Ceridian Corporation
CASH FLOWS (Unaudited)                            and Subsidiaries
                                             For Periods Ended June 30,
                                                    Six Months
                                                 1996          1995
                                                   (In Millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                 $    88.2     $    64.7
Adjustments to reconcile net earnings
  to net cash provided by (used for)
  operating activities:
    Depreciation and amortization
      of capital and deferred assets              33.9          28.0
    Restructure reserves utilized                 (8.4)        (15.6)
    Net change in working capital items:
      Trade and other receivables                (37.8)        (12.9)
      Other current assets                        (9.2)        (10.0)
      Drafts and settlements                      12.5         (16.1)
      Customer advances and deferred income       22.2          49.2
      Other current liabilities                   (5.0)          0.2
    Other                                        (10.4)         (2.3)
    Net cash provided by (used for)
      operating activities                        86.0          85.2

CASH FLOWS FROM INVESTING ACTIVITIES
Expended for capital assets                      (23.9)        (26.5)
Expended for deferred software                   (23.4)        (18.7)
Expended for business acquisitions               (10.1)        (22.7)
Short-term investments                             -           (29.9)
Proceeds from sales of businesses and assets       7.3           3.0
Other                                              0.3           0.3
    Net cash provided by (used for)
      investing activities                       (49.8)        (94.5)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit and overdrafts, net             (59.0)         10.7
Borrowings of other debt                           -             2.6
Repayment of other debt                           (5.4)        (10.9)
Preferred stock dividends                         (6.5)         (6.5)
Exercise of stock options and other                9.0           3.9
    Net cash provided by (used for)
      financing activities                       (61.9)         (0.2)

    Effect of exchange rate changes on cash        -             0.2


NET CASH PROVIDED (USED)                         (25.7)         (9.3)
Cash and equivalents at beginning of period      151.7         137.8
Cash and equivalents at end of period        $   126.0     $   128.5

See notes to consolidated financial statements.

                                 FORM 10-Q
                   CERIDIAN CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                               June 30, 1996
                           (Dollars in millions)
                                (Unaudited)

Capital and Deferred Assets
                                          June 30,     December 31,
                                             1996           1995
Property, Plant and Equipment
Land                                    $      2.8     $      3.0
Machinery and equipment                      244.4          236.0
Buildings and improvements                    76.1           79.4
Construction in progress                       5.4            4.9
                                             328.7          323.3
Accumulated depreciation                    (206.7)        (202.4)
Property, plant and equipment, net      $    122.0     $    120.9

Goodwill and Other Intangibles
Goodwill                                $    224.4     $    220.3
Accumulated amortization                     (33.6)         (27.6)
Goodwill, net                                190.8          192.7
Other intangible assets                       78.5           78.8
Accumulated amortization                      (8.5)          (8.9)
Other intangibles, net                        70.0           69.9
Goodwill and other intangibles, net     $    260.8     $    262.6

Software and Development Costs
Purchased software                      $     35.6     $     34.0
CII development cost                          65.4           44.2
Other software development cost               19.4           18.5
                                             120.4           96.7
Accumulated amortization                     (28.6)         (24.1)
Software and development costs, net     $     91.8     $     72.6


                                        For Periods Ended June 30,
                                                Six Months
Depreciation and Amortization
    of Capital and Deferred Assets           1996           1995
Depreciation and amortization of
 capital assets                         $     21.9     $     19.2
Amortization of goodwill                       6.0            5.0
Amortization of other intangibles              2.6            1.1
Amortization of software and
 development costs                             4.7            3.3
Other                                         (1.3)          (0.6)
          Total                         $     33.9     $     28.0

                                 FORM 10-Q
                   CERIDIAN CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                               June 30, 1996
                           (Dollars in millions)
                                (Unaudited)

STOCKHOLDERS' EQUITY
                                              June 30,    December 31,
                                                1996        1995
  5-1/2% Cumulative Convertible Exchangeable
   Preferred Stock, $100 par value
   (liquidation preference of $236.0)
   Shares issued and outstanding 47,200        $    4.7   $   4.7
  Common Stock
    Par value - $.50
    Shares authorized - 200,000,000
    Shares issued - 68,710,319 and 67,325,372      34.4      33.7
    Shares outstanding - 68,687,094 and
      67,277,436
  Additional paid-in capital                    1,126.8   1,106.6
  Accumulated deficit                            (882.2)   (963.9)
  Foreign currency translation adjustments         (4.1)     (2.4)
  Restricted stock awards                         (25.0)    (21.9)
  Pension liability adjustment                     (5.2)     (5.2)
  Treasury stock, at cost (23,225 and
      47,936 common shares)                        (1.2)     (1.6)
        Total stockholders' equity             $  248.2   $ 150.0



     Net cash inflows from exercise of employee stock options and other equity transactions during the first six months of 1996 were $9.0.
Proceeds included $17.2 from stock options and $2.8 from purchases by employees under the Company's Employee Stock Purchase Plan. Also during this period, the Company repurchased 237,886 shares of its common stock for $11.0 million, or an average price of $46.19 per share, in accordance with a repurchase program authorized in 1994. Included in these shares were 111,095 repurchased from Company executives to facilitate their payment of personal income taxes in connection with a performance restricted stock plan initiated in 1994.

                                 FORM 10-Q
                   CERIDIAN CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                               June 30, 1996
                           (Dollars in millions)
                                (Unaudited)


RECEIVABLES
                                             June 30,     December 31,
                                               1996         1995
Trade and Other Receivables, Net:
  Trade, less allowance of $12.1 and $12.4    $  302.8    $ 278.9
  Unbilled                                        97.6       86.5
  Other                                            9.1        7.4
    Total                                     $  409.5    $ 372.8


RESTRUCTURE RESERVES

                        Bal                             Bal
                      Dec 31,                         June 30,
                        1995    Adds   Paid    Other    1996
Severance and Related
 Costs                 $ 7.3   $ --   $ 2.2   $  --    $ 5.1
Equipment Lease
 Termination             0.6     --     0.1      --      0.5
Vacant Space            18.2     --     3.9     0.2     14.5
Costs to Dispose of
 Businesses              2.0     --     0.4     0.2      1.8
Legal Costs             13.2     --     1.1      --     12.1
Environmental Costs     12.5     --     0.6      --     11.9
Duplicate
 Processing/Support      1.1     --      --      --      1.1
Other                   15.5     --     0.1      --     15.4
Total                  $70.4   $ --   $ 8.4   $ 0.4    $62.4

                                 FORM 10-Q
                   CERIDIAN CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                               June 30, 1996
                           (Dollars in millions)
                                (Unaudited)


INVESTING ACTIVITY

     During the first half of 1996, Ceridian acquired several small businesses related to its Information Services operations. In January, the Company purchased for cash the assets of Information Learning Systems Inc., a provider of human resources management expert systems which had 1995 revenue of $2.5. In February, the Company acquired all of the outstanding stock of EAS Technologies, Inc., a provider of advanced automated time and attendance software solutions which had 1995 revenue of $3.1, in a transaction accounted for by the pooling-of-interests method. Prior year financial statements were not restated due to lack of materiality. In March, the Company acquired in a stock-for-stock transaction a minority equity interest in International Automated Energy Systems, Inc., ("IAES") a provider of fuel management and payment systems for local fleets, which will be associated with the Company's Comdata subsidiary. The acquisition agreement also provided for advances to IAES by Ceridian during 1996 of up to $6.5, repayable by the end of 2000, and an option to Ceridian (which must be exercised under certain circumstances) to acquire the remaining equity of IAES during 1997 in a transaction which would then be accounted for by the pooling-of-interests method. In June, the Company purchased for cash the assets of the Compower payroll processing services business in the United Kingdom, which had 1995 revenue of $6.0. The aggregate consideration for these acquisitions consisted of $6.4 in cash and 303,786 shares of the Company's common stock.

     Results of operations and cash flows for 1995 have been restated for the acquisitions of Resumix, Inc. and Comdata Holdings Corporation in August and December 1995, respectively, which were accounted for by the pooling-of-interests method.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               June 30, 1996

Item 2.  Management's Discussion and Analysis of Financial Condition and

         Results of Operations

     The statements regarding the outlook for Ceridian Corporation (the "Company") contained in this section are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to the Company that could cause such material differences are discussed below and under the caption "1996 Financial Outlook" contained in the "Management's Discussion and Analysis of Results of Operations and Financial Condition" contained in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which discussion is incorporated herein by reference.

Results of Operations

     Revenue. Revenue for the Company, its two industry segments and the businesses that comprise those segments is as follows:


                                           Periods Ended June 30,
                                       Three Months         Six Months
                                      1996      1995      1996      1995
                                          (Dollars in millions)
Information Services Segment
 Arbitron                          $  39.4   $  36.4   $  75.5   $  64.6
 Human Resources Group               114.4      95.3     241.0     201.2
 Comdata                              72.5      68.5     144.0     131.5
    Total Information Services       226.3     200.2     460.5     397.3

Defense Electronics Segment
 Computing Devices International     135.2     127.2     270.0     256.3

     Total Revenue                 $ 361.5   $ 327.4   $ 730.5   $ 653.6


     About one-half of the 20% revenue growth in the Human Resources Group ("HRG") in the three and six-month comparisons was due to acquisitions, primarily Centre-file. Apart from acquisitions and after adjusting for the 1996 decrease in the average annual yield on tax filing deposits, HRG's revenue increased 9.4% and 9.7% in the quarterly and year-to-date comparisons, respectively.

     Comdata's revenue increased 5.8% and 9.5% in the three and six month comparisons, with a small portion of the six month increase reflecting the net effect of the first quarter 1995 acquisition of Trendar and sale of the retail services division. The internal revenue growth in Comdata reflected 9.5% and 8.7% revenue growth from transportation services in the quarterly and year-to-date comparisons, respectively, and 0.7% and 9.6% revenue growth from gaming services over the same periods. The revenue growth from transportation services was primarily due to an increase in funds transfer transactions as well as increased demand for fuel desk automation systems and telecommunications services. The quarterly comparison of revenue from

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               June 30, 1996

Item 2.  Management's Discussion and Analysis of Financial Condition and

         Results of Operations

Results of Operations (cont.)

gaming services primarily reflected slower growth in the gaming industry generally and in Comdata's new gaming accounts, and a second quarter 1996 increase in the merchant discount on credit card cash advances, which is netted against revenue. Comdata is implementing various measures,including price increases, to mitigate or eliminate the effect of this merchant discount increase. Revenue from ATM transactions increased significantly in the three and six month comparisons, reflecting the expansion of the ATM network and the second quarter 1996 introduction of surcharges in connection with such transactions. Also contributing to Comdata's overall revenue growth was a $2.2 million increase in revenue year-to-date from unsettled transactions.

     Arbitron's revenue increased 8.4% and 16.9% in the quarterly and year-to-date comparisons, with somewhat more than a third and a half of the respective increases attributable to a change in the revenue recognition policy of the Scarborough Research Partnership ("SRP"). The balance of Arbitron's revenue increase was primarily due to growth in sales of radio audience measurement services and analytical software.

     Computing Devices' revenue increase in both the three and six month comparisons was due to its Canadian and United Kingdom operations. The revenue increase in the Canadian operations was due in large measure to ground system products, particularly a multi-year contract to develop and produce a reconnaissance system for a light armored vehicle. The increase in revenue from the United Kingdom operations was primarily due to a contract to provide ground systems for reconnaissance processing.

     Gross Margin. The Company's gross margin increase in each of the three and six month comparisons was due largely to the relatively greater revenue growth in the Information Services segment, which has higher gross margins. The six month comparison also benefited from gross margin improvement in Computing Devices from 20.3% to 22.0%, due largely to revenue mix in its U.S. operations.

     Information Services' gross margin decreased from 52.2% to 51.6% in the six month comparison, due largely to a decrease in Comdata's gross margin in the quarterly and year-to-date comparisons. The Comdata decrease was primarily due to a rate of increase in agent commissions paid to gaming locations in excess of the rate of growth in related revenue, and to greater revenue growth from fuel desk automation systems and telecommunications services, which have lower gross margins than most other aspects of Comdata's business.

     Operating Expenses. The Company's selling expense decreased from 14.1% and 14.0% of revenue in the second quarter and first half of 1995, respectively, to 13.0% of revenue in the comparable 1996 periods. This decrease was primarily attributable to HRG, reflecting increased concentration of Employer Services' sales and marketing efforts on medium- and large-sized employers, and generally lower selling expenses as a

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               June 30, 1996

Item 2.  Management's Discussion and Analysis of Financial Condition and

         Results of Operations

Results of Operations (cont.)

percentage of revenue in more recently acquired businesses. Partially offsetting this decrease was an increase in selling expenses as a percentage of revenue in Computing Devices, reflecting efforts to expand existing products and technologies into new markets, including human resource service offerings to potential government customers.

     The Company's general and administrative expenses increased from 8.6% and 8.5% of revenue in the second quarter and first half of 1995, respectively, to 9.5% percent of revenue in the comparable 1996 periods. This increase was attributable to the Information Services segment, primarily reflecting acquisitions made during 1995 and early 1996, including related amortization of goodwill and intangibles.

     The Company's research and development expenses increased from 4.2% and 4.3% of revenue in the second quarter and first half of 1995, respectively, to 4.5% percent of revenue in the comparable 1996 periods, reflecting development efforts related to payroll processing and client/server software. As a result of the testing and successful live processing of payrolls with the first version of the CII payroll processing software with a limited number of customers during the first half of 1996, the Company has determined that rather than separately testing and commercially releasing a second "interim" version of the CII software as had been originally anticipated, it would be more beneficial for both customers and the Company if the second version of the CII software tested and ultimately released were to include certain enhancements to increase its functionality as well as a client/server front-end that features open data base connectivity. Testing of this enhanced second version is expected to begin with a limited number of customers near the end of 1996 and continue in the first half of 1997. The systematic release of this enhanced CII software for use by new and existing customers, the amortization of the capitalized software costs associated with the CII development effort and the realization of operational efficiencies that may be associated with the new system are expected to be deferred accordingly.

     Earnings Before Interest and Taxes ("EBIT"). The Company's EBIT increased $5.1 million, or 12.8%, in the quarterly comparison and $13.1 million, or 15.5%, in the year-to-date comparison. Information Services' EBIT increased $3.4 million, or 10.2%, in the quarterly comparison, and $6.7 million, or 9.3%, in the year-to-date comparison. As a percentage of revenue, Information Services' EBIT decreased from 16.5% to 16.1% in the quarterly comparison, and from 18.1% to 17.0% in the year-to-date comparison. Computing Devices' EBIT increased $0.8 million, or 9.1%, in the quarterly comparison, and $3.4 million, or 21.2%, in the year-to-date comparison. As a percentage of revenue, Computing Devices' EBIT increased from 6.9% to 7.1% in the three month comparison, and from 6.3% to 7.3% in the six month comparison.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               June 30, 1996

Item 2.  Management's Discussion and Analysis of Financial Condition and

         Results of Operations

Results of Operations (cont.)

     Interest Income and Expense and Taxes. The decrease in interest expense in the quarterly and year-to-date comparisons reflected lower levels of debt and lower interest rates, primarily as a result of the 1995 refinancing of Comdata's debt. The decrease in interest income reflected lower levels of cash and short-term investments in 1996. The decreases in the provisions for income taxes in the three and six month comparisons primarily represent the utilization of Ceridian's net operating loss carryforwards to shelter Comdata's 1996 income from U.S. federal income tax.


Financial Condition

     With respect to operating cash flows, net earnings adjusted to a cash basis provided cash of $111.7 million in the first half of 1996 and $90.4 million in the first half of 1995. The increase in trade and other receivables in the first half of 1996 primarily reflected an increase in Comdata's receivables as compared to what is typically a seasonal low point at year-end, and an increase in Computing Devices' unbilled receivables. Partially offsetting the impact of this increase was the receipt in the second quarter 1996 of a $20.0 million customer advance as a result of Computing Devices achieving a performance milestone under the Iris contract. A similar advance had been received in June 1995.

     The most significant contributors to the decrease in cash used for investing activities in the six month comparison were the 1995 increase in short-term investments and the greater amount expended in 1995 to acquire businesses, primarily Trendar. The first half 1996 increase in expenditures for capitalized software primarily involved the CII software development effort. The cash used for financing activities during the first half of 1996 primarily involved the repayment of $60.0 million under the Company's revolving credit facility. Information regarding the cash impact of the Company's repurchases of its common stock and of stock option exercises during the first half of 1996 is contained in the financial statement note entitled "Stockholders' Equity."

     At June 30, 1996, $135.0 million in revolving loans and $1.4 million in standby letters of credit were outstanding under the Company's revolving credit facility. The applicable interest rate for loans under the credit facility varies, and at June 30, 1996 was 6.1%. At June 30, 1996, the Company was in compliance with all covenants contained in the credit facility, and would have been entitled to avail itself of an additional $158 million of borrowing under the permitted debt covenant in the credit facility.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               June 30, 1996


Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          Exhibit             Description                           Code

           3        Certificate of Amendment of Restated
                    Certificate of Incorporation                      E

          11        Statement re computation of per share
                    earnings                                          E

Legend:   (E)   Electronic Filing

                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended June 30, 1996, to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CERIDIAN CORPORATION
                                          Registrant




Date:  August 13, 1996               /s/L. D. Gross
                                     L. D. Gross
                                     Vice President and
                                     Corporate Controller
                                     (Principal Accounting Officer)