Form 10-Q
period 1996-09-30
CERIDIAN CORP
filed 1996-11-14
CIK 109758

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C., 20549



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1996



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

                           YES    X     NO



The number of shares of registrant's Common Stock, par value $.50 per share, outstanding as of October 31, 1996, was 68,942,506.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q


                                   INDEX

                                                                     Pages

Part I.   Financial Information


     Item 1.  Financial Statements

          Consolidated Statements of Operations
          for the three and nine month periods ended
          September 30, 1996 and 1995 ..............................     3

          Consolidated Balance Sheets as of
          September 30, 1996 and December 31, 1995 .................     4

          Consolidated Statements of Cash Flows for the nine
          month periods ended September 30, 1996 and 1995 ..........     5

          Notes to Consolidated Financial Statements ...............     6

          In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as set forth in the notes to consolidated financial statements) necessary to present fairly the financial position as of September 30, 1996, and results of operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 1996 and 1995.

          The results of operations for the nine month period ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

          The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ................      10


Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K ...................      14

Signature ........................................................      15

                                  -2-


FORM 10-Q
PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS                  Ceridian Corporation
(Unaudited)                                            and Subsidiaries
                                         For Periods Ended September 30,
                                         Three Months        Nine Months
                                        1996      1995      1996      1995
                                (Dollars in millions, except per share data)

Revenue
  Product sales                      $  147.5  $  128.8  $  448.2  $  408.7
  Services                              213.5     189.1     643.3     562.8
     Total                              361.0     317.9   1,091.5     971.5
Cost of revenue
  Product sales                         101.2      91.5     317.4     300.7
  Services                              110.8      97.9     328.0     282.7
     Total                              212.0     189.4     645.4     583.4
Gross profit                            149.0     128.5     446.1     388.1
Operating expenses
  Selling, general and
    administrative                       81.9      71.5     246.4     218.4
  Research and development               18.7      13.1      51.6      41.1
  Other expense (income)                 (0.1)      0.6       1.8       0.8
Earnings before interest and taxes       48.5      43.3     146.3     127.8
  Interest income                         1.6       3.9       5.4       9.5
  Interest expense                       (2.4)     (7.7)     (8.1)    (23.3)
Earnings before income taxes             47.7      39.5     143.6     114.0
Income tax provision                      3.3       5.9      11.0      15.7
Net earnings                         $   44.4  $   33.6  $  132.6  $   98.3

Primary earnings per share           $   0.59  $   0.44  $   1.74  $   1.28
Fully diluted earnings per share     $   0.55  $   0.42  $   1.64  $   1.23
Weighted average common shares
and equivalents (000's)
   Primary                             70,393    69,592    70,446    69,215
   Fully diluted                       80,777    79,976    80,830    79,599
See notes to consolidated financial statements.

                                  -3-



FORM 10-Q
CONSOLIDATED                                       Ceridian Corporation
BALANCE SHEETS (Unaudited)                         and Subsidiaries
                                            September 30,  December 31,
Assets                                          1996         1995
                                                   (In Millions)

Cash and equivalents                        $   111.5      $    151.7
Trade and other receivables, net                402.4           372.8
Inventories                                      45.4            30.4
Other current assets                             16.6            15.9

     Total current assets                       575.9           570.8

Investments and advances                         13.7             6.9
Property, plant and equipment, net              122.4           120.9
Goodwill and other intangibles, net             279.8           262.6
Software and development costs, net             101.6            72.6
Prepaid pension cost                             99.5            88.6
Other noncurrent assets                           2.2             3.7

     Total assets                           $ 1,195.1      $  1,126.1


Liabilities And Stockholders' Equity


Short-term debt and current
 portion of long-term obligations           $     2.5      $      4.6
Accounts payable                                 57.1            54.4
Drafts and settlements payable                  142.0           146.3
Customer advances                                90.2            73.7
Deferred income                                  83.1            90.1
Accrued taxes                                    72.1            68.7
Employee compensation and benefits               64.3            63.6
Restructure reserves, current portion            16.5            19.2
Other accrued expenses                           80.3            85.0

     Total current liabilities                  608.1           605.6

Long-term obligations, less current portion     152.7           205.3
Deferred income taxes                             9.2             7.1
Restructure reserves, less current portion       43.7            51.2
Employee benefit plans                           74.3            78.7
Deferred income and other
  noncurrent liabilities                         16.3            28.2
Stockholders' equity                            290.8           150.0
     Total liabilities and
      stockholders' equity                  $ 1,195.1      $  1,126.1

See notes to consolidated financial statements.

                                  -4-

FORM 10-Q
CONSOLIDATED STATEMENTS OF                         Ceridian Corporation
CASH FLOWS (Unaudited)                             and Subsidiaries
                                           For Periods Ended September 30,
                                                    Nine Months
                                                 1996          1995
                                                   (In Millions)

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                 $   132.6     $    98.3
Adjustments to reconcile net earnings
 to net cash provided by (used for)
 operating activities:
  Depreciation and amortization
    of capital and deferred assets                52.7          42.5
  Restructure reserves utilized                  (11.7)        (16.3)
  Other                                          (10.0)         (2.6)
  Net change in working capital items:
   Trade and other receivables                   (26.0)        (43.8)
   Other current assets                          (15.1)        (15.9)
   Drafts and settlements payable                 (4.3)          4.1
   Customer advances and deferred income           8.6          55.4
   Other current liabilities                     (12.9)         11.4
  Net cash provided by (used for)
    operating activities                         113.9         133.1

CASH FLOWS FROM INVESTING ACTIVITIES
Expended for capital assets                      (36.4)        (40.4)
Expended for deferred software                   (35.1)        (35.3)
Expended for business acquisitions               (35.9)        (23.0)
Short-term investments                             -            31.1
Proceeds from sales of businesses and assets       9.3           3.1
Other                                              0.5           0.4
  Net cash provided by (used for)
    investing activities                         (97.6)        (64.1)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit and overdrafts, net             (49.2)         (1.1)
Borrowings of other debt                           -             2.6
Repayment of other debt                           (6.2)        (11.4)
Preferred stock dividends                         (9.7)         (9.7)
Exercise of stock options and other                8.6           4.9
  Net cash provided by (used for)
    financing activities                         (56.5)        (14.7)
  Effect of exchange rate changes on cash          -             0.2

NET CASH PROVIDED (USED)                         (40.2)         54.5
Cash and equivalents at beginning of period      151.7         137.8
Cash and equivalents at end of period        $   111.5     $   192.3


See notes to consolidated financial statements.

FORM 10-Q
                   CERIDIAN CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                            September 30, 1996
                           (Dollars in millions)
                                (Unaudited)

Capital and Deferred Assets
                                         September 30,  December 31,
                                             1996           1995
Property, Plant and Equipment
Land                                    $      2.6     $      3.0
Machinery and equipment                      256.2          236.0
Buildings and improvements                    74.8           79.4
Construction in progress                       4.3            4.9
                                             337.9          323.3
Accumulated depreciation                    (215.5)        (202.4)
Property, plant and equipment, net      $    122.4     $    120.9

Goodwill and Other Intangibles
Goodwill                                $    246.7     $    220.3
Accumulated amortization                     (36.7)         (27.6)
Goodwill, net                                210.0          192.7
Other intangible assets                       79.7           78.8
Accumulated amortization                      (9.9)          (8.9)
Other intangibles, net                        69.8           69.9
Goodwill and other intangibles, net     $    279.8     $    262.6

Software and Development Costs
Purchased software                      $     38.7     $     34.0
CII development cost                          72.2           44.2
Other software development cost               22.8           18.5
                                             133.7           96.7
Accumulated amortization                     (32.1)         (24.1)
Software and development costs, net     $    101.6     $     72.6


                                             For Periods Ended
                                               September 30,
                                                Nine Months
Depreciation and Amortization
    of Capital and Deferred Assets           1996           1995
Depreciation and amortization of
 capital assets                         $     33.2     $     28.7
Amortization of goodwill                       9.2            7.0
Amortization of other intangibles              4.1            2.0
Amortization of software and
 development costs                             8.0            5.1
Other                                         (1.8)          (0.3)
          Total                         $     52.7     $     42.5

                                 FORM 10-Q
                   CERIDIAN CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                            September 30, 1996
                           (Dollars in millions)
                                (Unaudited)


STOCKHOLDERS' EQUITY
                                                    September 30,   December 31,
                                                        1996           1995

  5-1/2% Cumulative Convertible Exchangeable
   Preferred Stock, $100 par value
   (liquidation preference of $236.0)
   Shares issued and outstanding 47,200            $      4.7       $     4.7
  Common Stock
    Par value - $.50
    Shares authorized - 200,000,000
    Shares issued - 68,759,097 and 67,325,372            34.4            33.7
    Shares outstanding - 68,727,651 and 67,277,436
  Additional paid-in capital                          1,122.8         1,106.6
  Accumulated deficit                                  (841.2)         (963.9)
  Foreign currency translation adjustments               (4.1)           (2.4)
  Restricted stock awards                               (19.1)          (21.9)
  Pension liability adjustment                           (5.2)           (5.2)
  Treasury stock, at cost (31,446 and
   47,936 common shares)                                 (1.5)           (1.6)
        Total stockholders' equity                 $    290.8       $   150.0


     Net cash inflows from exercise of employee stock options and other equity transactions during the first nine months of 1996 were $8.6. Proceeds included $18.9 from stock options and $4.6 from purchases by employees under the Company's Employee Stock Purchase Plan. Also during this period, the Company repurchased 319,480 shares of its common stock for $14.9 million, or an average price of $46.66 per share, in accordance with a repurchase program authorized in 1994. Included in these shares were 111,095 repurchased from Company executives to facilitate their payment of personal income taxes in connection with a performance restricted stock plan initiated in 1994.

                                 FORM 10-Q
                   CERIDIAN CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                            September 30, 1996
                           (Dollars in millions)
                                (Unaudited)


RECEIVABLES
                                               September 30,   December 31,
                                                   1996            1995
Trade and Other Receivables, Net:
  Trade, less allowance of $11.7 and $12.4      $    294.3      $   278.9
  Unbilled                                           101.6           86.5
  Other                                                6.5            7.4
    Total                                       $    402.4      $   372.8

RESTRUCTURE RESERVES

                                Bal                                Bal
                              Dec 31,                            Sep 30,
                               1995     Adds   Paid    Other      1996
Severance and Related
 Costs                       $ 7.3     $ --   $ 2.2   $  --      $ 5.1
Equipment Lease
 Termination                   0.6       --     0.5      --        0.1
Vacant Space                  18.2       --     5.2     (0.2)     13.2
Costs to Dispose of
 Businesses                    2.0       --     0.5     (0.3)      1.8
Legal Costs                   13.2       --     1.7      --       11.5
Environmental Costs           12.5       --     1.0      --       11.5
Duplicate
 Processing/Support            1.1       --     0.3      --        0.8
Other                         15.5       --     0.3     (1.0)     16.2
Total                        $70.4     $ --   $11.7   $ (1.5)    $60.2


The "other" activity primarily represents the reclassification of proceeds from sale of idled assets of restructured operations from operating activities to investing activities for cash flow reporting.

                                 FORM 10-Q
                   CERIDIAN CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                            September 30, 1996
                           (Dollars in millions)
                                (Unaudited)


INVESTING ACTIVITY

     During the first nine months of 1996, Ceridian acquired several small businesses related to its Information Services operations. In January, the Company purchased for cash the assets of Information Learning Systems Inc., a provider of human resources management expert systems which had 1995 revenue of $2.5. In February, the Company acquired all of the outstanding stock of EAS Technologies, Inc., a provider of advanced automated time and attendance software solutions which had 1995 revenue of $3.1, in a transaction accounted for by the pooling-of-interests method. Prior year financial statements were not restated due to lack of materiality. In March, the Company acquired in a stock-for-stock transaction a minority equity interest in International Automated Energy Systems, Inc., ("IAES") a provider of fuel management and payment systems for local fleets, which will be associated with the Company's Comdata subsidiary. The acquisition agreement also provided for advances to IAES by Ceridian during 1996 of up to $6.5 (of which $4.6 had been advanced by September 30), repayable by the end of 2000, and an option to Ceridian (which must be exercised under certain circumstances) to acquire the remaining equity of IAES during 1997. In June, the Company purchased for cash the assets of the Compower payroll processing services business in the United Kingdom, which had 1995 revenue of $6.0.

     In July, the Company purchased for cash Transportation Communication Consulting, Inc. and its affiliate, Inter-Point Management Company ("Transcom") which provides permit and vehicle escort services to trucking companies. Transcom revenue in 1995 was approximately $7.0. In August, the Company purchased for cash TIC Financial Services, Inc. ("TIC"), which provides financial and information services for the transportation industry and had 1995 revenue of approximately $9.0. In the same month, the Company purchased for cash technical engineering and maintenance systems software and certain related contracts from PRC Aviation LLC to be associated with Computing Devices operations. Also, in August, the Company acquired for stock, in a transaction accounted for by the pooling-of-interests method, Employee Assistance Associates, Inc. which had 1995 revenue of approximately $4.0. Prior year financial statements were not restated due to lack of materiality.

     The aggregate consideration for these acquisitions consisted of $30.4 in cash and 345,502 shares of the Company's common stock.

     Results of operations and cash flows for 1995 have been restated for the acquisitions of Resumix, Inc. and Comdata Holdings Corporation in August and December 1995, respectively, which were accounted for by the pooling-of-interests method.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                            September 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The statements regarding the outlook for Ceridian Corporation (the "Company") contained in the "Results of Operations" section below are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to the Company that could cause such material differences are discussed below and under the caption "1996 Financial Outlook" contained in the "Management's Discussion and Analysis of Results of Operations and Financial Condition" contained in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which discussion is incorporated herein by reference.

Results of Operations

     Revenue. Revenue for the Company, its two industry segments and the businesses that comprise those segments is as follows:


                                               Periods Ended September 30,
                                             Three Months             Nine Months
                                        1996     1995                1996       1995

                                                  (Dollars in millions)

Information Services Segment                            % change                       % change
  Arbitron                         $   37.2  $   34.7      7.0%  $   112.6   $   99.3    13.4%
  Human Resources Group               115.8      93.1     24.4%      356.9      294.3    21.2%
  Comdata Corporation                  77.9      72.8      7.0%      221.9      204.3     8.6%
   Total Information Services         230.9     200.6     15.1%      691.4      597.9    15.6%
Defense Electronics Segment
  Computing Devices International     130.1     117.3     10.9%      400.1      373.6     7.1%
   Total Revenue                   $  361.0  $  317.9     13.6%  $ 1,091.5   $  971.5    12.3%


     About one-half of the revenue growth in the Human Resources Group ("HRG") in the three and nine-month comparisons was due to acquisitions, primarily Centre-file. Apart from acquisitions and after adjusting for the 1996 decrease in the average annual yield on tax filing deposits, HRG's revenue increased 11.7% and 10.1% in the quarterly and year-to-date comparisons, respectively. Revenue growth computed on this basis from payroll processing and tax filing services was 10.0% and 9.2% in the three and nine-month comparisons, respectively, largely reflecting continuing new customer demand for the Company's current generation payroll product. Revenue growth apart from acquisitions in the other HRG businesses was 17.9% and 13.9%, respectively, over the same periods, primarily reflecting revenue growth in the User Technology, Performance Partners and Resumix businesses. Revenue growth in the HRG was restrained somewhat by decreased revenue in the 1996 periods in Tesseract.

     Comdata's revenue increase reflected 9.2% and 10.3% revenue growth from transportation services in the quarterly and year-to-date comparisons, respectively, and 4.3% and 7.6% revenue growth from gaming services over

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                            September 30, 1996

Results of Operations (continued)

the same periods. About half of the transportation services revenue growth in the quarterly comparison and about a third of such revenue growth in the nine month comparison was due to acquisitions. After adjusting for the third quarter 1996 acquisitions of TIC and Transcom and the net effect of the first quarter 1995 acquisition of Trendar and sale of the retail services division, Comdata's revenue increased 3.9% and 7.2% in the quarterly and year-to-date comparisons. The internal revenue growth from transportation services was primarily due to an increase in funds transfer transactions as well as increased demand for Trendar fuel desk automation systems and telecommunications services. The revenue growth from gaming services occurred despite decreases in the number of credit card cash advance transactions in the quarterly and year-to-date comparisons of 9.1% and 1.1%, respectively, and was attributable to a third quarter 1996 price increase on credit card cash advances, an increase in the average size of such transactions, the expansion of Comdata's ATM network and the second quarter 1996 introduction of surcharges in connection with such transactions. The slower revenue growth from gaming services during 1996 largely reflects slower growth in the gaming industry generally and increased competition, factors that may continue to affect this business during 1997. Also contributing to Comdata's overall revenue growth was a $2.5 million increase in revenue year-to-date from unsettled transactions.

     After adjusting for the impact of a change in the revenue recognition policy of the Scarborough Research Partnership at the beginning of 1996 that tended to make Arbitron's 1996/1995 revenue comparisons more favorable early in 1996 than later in the year, Arbitron's revenue increased 11.2% and 8.2% in the quarterly and year-to-date comparisons, respectively. Revenue from sales of radio audience measurement services and analytical software increased 8.3% and 7.1% in the three and nine-month comparisons, respectively, reflecting sales to new customers, price increases and a relatively high rate of customer renewals. Also contributing to the revenue increase was increased sales of the Scarborough Report to radio, television and cable broadcasters.

     Computing Devices' revenue increase in both the three and nine month comparisons was due to its Canadian and United Kingdom operations. The revenue increase in the Canadian operations was due in large measure to ground system products, particularly a multi-year contract to develop and produce a reconnaissance system for a light armored vehicle. The increase in revenue from the United Kingdom operations was primarily due to a contract to provide ground systems for reconnaissance processing.

     Costs and Expenses. The Company's gross margin increased from 40.4% to 41.3% in the three comparison and from 40.0% to 40.9% in the nine month comparison. These increases were due largely to the relatively greater revenue growth in the Information Services segment, which has higher gross margins, and to the gross margin improvement in Computing Devices from 24.1% to 25.0% in the quarterly comparison and from 21.5% to 23.0% in the nine month comparison. The improvement in Computing Devices was due

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                            September 30, 1996

Results of Operations (continued)

largely to revenue mix in its U.S. operations, with a greater portion of 1996 revenue attributable to higher margin production contracts for avionics computers. Computing Devices' operating expenses were little changed as a percentage of revenue in the comparative periods.

     Information Services' cost of revenue and operating expenses, expressed as a percentage of revenue, increased from 82.3% to 85.2% in the three month comparison, and from 82.0% to 83.7% in the nine month comparison, primarily reflecting cost and expense increases in HRG and Comdata. In HRG, general and administrative expenses increased as a percentage of revenue due in large measure to acquisitions made during 1995 and 1996, including related amortization of goodwill and intangibles. Research and development expense in HRG also increased as a percentage of revenue, reflecting development efforts related to client/server software and upgrades and enhancements to payroll processing, tax filing and resume tracking software. Partially offsetting these increases was a decrease in HRG's selling expense as a percentage of revenue, reflecting increased concentration of Employer Services' sales and marketing efforts on medium- and large-sized employers. Comdata's increase in costs and expenses as a percentage of revenue in the quarterly and year-to-date comparisons was due in large measure to a rate of increase in agent commissions paid to gaming locations in excess of the rate of growth in related revenue, and greater revenue growth from lower margin products and services such as fuel desk automation systems and telecommunications services.

     As previously disclosed, the Company determined in the second quarter 1996 to delay the commercial release of the CII payroll processing software in order to include certain enhancements to increase its functionality and to add a client/server front-end that features open data base connectivity. Among other things, this decision is expected to result in an increase in the amount of capitalized software costs associated with this development effort and to defer into 1997 the initial amortization of these costs and the initial incurrence of certain incremental costs associated with beginning the systematic commercial release of the CII software.

     Expenses not attributable to either industry segment decreased in the quarterly and year-to-date comparisons, due in part to lower than anticipated health and casualty insurance costs and prescribed accounting for pension costs.

     Earnings Before Interest and Taxes ("EBIT"). The Company's EBIT increased $5.4 million, or 12.5%, in the quarterly comparison and $18.5 million, or 14.5%, in the year-to-date comparison. Information Services' EBIT decreased $1.3 million, or 3.7%, in the quarterly comparison, but increased $5.3 million, or 5.0%, in the year-to-date comparison. The Company expects that Information Services' EBIT in the fourth quarter and full year 1996 will compare favorably with the respective 1995 periods. As a percentage of revenue, Information Services' EBIT decreased from 17.7% to 14.8% in the quarterly comparison, and from 18.0% to 16.3% in the year-to-date comparison. Computing Devices' EBIT increased $1.9 million, or 19.8%, in the quarterly comparison, and $5.3 million, or 20.7%, in the year-to-date comparison. As a percentage of revenue, Computing Devices' EBIT increased from 8.2% to 8.8% in the three month comparison, and from 6.9% to 7.8% in the nine month comparison.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                            September 30, 1996

Results of Operations (continued)

     Interest Income and Expense and Taxes. The decrease in interest expense in the quarterly and year-to-date comparisons reflected lower levels of debt and lower interest rates, primarily as a result of the December 1995 refinancing of Comdata's debt. The decrease in interest income reflected lower levels of cash and short-term investments in 1996. The decrease in the provisions for income taxes in the three and nine month comparisons primarily represent the utilization of Ceridian's net operating loss carryforwards to shelter Comdata's 1996 income from U.S. federal income tax. The Company expects that its effective tax rate for all of 1996 will be about 7.5%.

Financial Condition

     With respect to operating cash flows, cash utilized for working capital purposes in the first nine months of 1996 included an increase in trade and other receivables, primarily reflecting an increase in Comdata's receivables as compared to what is typically a seasonal low point at year-end and an increase in Computing Devices' unbilled receivables, and an increase in inventories, primarily in Computing Devices' U.S. operations. Partially offsetting the impact of these increases was the receipt in the second quarter 1996 of a $20.0 million customer advance as a result of Computing Devices achieving a performance milestone under the Iris contract.

     The most significant contributors to the increase in cash used for investing activities in the nine month comparison were the 1995 decrease in short-term investments and the greater amount expended in 1996 to acquire businesses (see the financial statement note entitled "Investing Activity"). The cash used for financing activities during the first nine months of 1996 primarily involved the repayment of $50.0 million under the Company's revolving credit facility. Information regarding the cash impact of the Company's repurchases of its common stock and of stock option exercises during the first nine months of 1996 is contained in the financial statement note entitled "Stockholders' Equity."

     At September 30, 1996, $145.0 million in revolving loans and $1.4 million in standby letters of credit were outstanding under the Company's revolving credit facility. The applicable interest rate for loans under the credit facility varies, and at September 30, 1996 was 6.2%. As the result of a September 1996 increase by Standard & Poor's in the Company's senior unsecured long-term debt rating to BBB-, the applicable interest rate under the credit facility decreased slightly effective October 1, 1996. At September 30, 1996, the Company was in compliance with all covenants contained in the credit facility, and would have been entitled to avail itself of an additional $194 million of borrowing under the permitted debt covenant in the credit facility.

                        CERIDIAN CORPORATION AND SUBSIDIARIES
                                      FORM 10-Q
                                 September 30, 1996


Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          Exhibit             Description                           Code


          11        Statement re computation of per share
                    earnings                                          E


Legend:   (E)   Electronic Filing

                                      SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended September 30, 1996, to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CERIDIAN CORPORATION
                                          Registrant




Date:  November 13, 1996             /s/L. D. Gross
                                     L. D. Gross
                                     Vice President and
                                     Corporate Controller
                                     (Principal Accounting Officer)