Form 10-K405
period 1996-12-31
CERIDIAN CORP
filed 1997-03-24
CIK 109758

                SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549



                              FORM 10-K


            Annual Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934
             For the fiscal year ended December 31, 1996

                    Commission File Number 1-1969

                        CERIDIAN CORPORATION
       (Exact name of Registrant as specified in its charter)


              Delaware                           52-0278528
     (State or other jurisdiction of         (IRS Employer
     incorporation or organization)           Identification No.)

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1997 was $3,127,182,491.

The shares of Common Stock outstanding as of February 28, 1997 were 80,311,416.

                 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 1996 Annual Report to Stockholders of Registrant: Parts I & II Portions of the Proxy Statement for Annual Meeting of Stockholders,
May 14, 1997:  Parts III and IV

                      CERIDIAN CORPORATION
                             PART I

     The information contained in this Report includes forward-looking statements, based on current expectations and assumptions, that involve risks and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Various important factors known to Ceridian Corporation that could cause such material differences are identified in the "Management's Discussion and Analysis of Results of Operations and Financial Condition" under the caption "1997 Financial Outlook" on page 24 of Ceridian's 1996 Annual Report to Stockholders, which is incorporated by reference into Part II, Item 7 of this Report.

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

Information Services Segment

     The Information Services segment, which consists of the Human Resources Group ("HRG"), Comdata Holdings Corporation and Arbitron, provides products and services to customers in the human resources, trucking, gaming and electronic media markets. The Information Services businesses collect, manage and analyze data and process transactions on behalf of customers, report information resulting from such activities to customers, and provide customers with related software applications and services. The products and services provided by the Information Services businesses address specific information management and transaction processing needs of other businesses to enable them to operate more efficiently. The technology-based products and services of the Information Services businesses are typically provided through long-term customer relationships that result in a high level of recurring revenue. Information regarding Information Services' revenue, operating profit or loss and identifiable assets for the years 1994-1996 is in Note K, Segment Data, on page 44 of the Company's 1996 Annual Report to Stockholders, which is incorporated herein by reference.

Human Resources Group.

     The businesses comprising HRG offer a broad range of services and software designed to help employers more effectively manage their work forces and information that is integral to human resource processes. Services provided by HRG include payroll processing, payroll tax filing, consulting, training, employee assistance and work-life effectiveness. HRG also provides human resources management, skills management, time and attendance, payroll processing, benefits administration and decision support software. HRG's revenue for the years 1994, 1995 and 1996 was $321.5 million, $412.2 million and $490.3 million, respectively.

     Markets. The human resource services market covers a comprehensive range of information management, decision support and employer/employee assistance services and software. These products and services are utilized by human resource organizations and line management to assist them in planning, managing and performing tasks in areas such as compensation and benefits, staffing, employee relations, compliance and employee training and development. The products and services provided range from more transaction-oriented administrative services and software products, in areas such as payroll processing, tax filing and benefits administration; to management support software and services, in areas such as skills management, regulatory compliance, employee training and employee assistance; to planning and decision support software and services, in areas such as organizational development and compensation and benefits.

     The market for these products and services is expected to continue to grow as organizations seek to reduce costs and improve productivity by outsourcing administrative services and further automating internal processes, and by availing themselves of external expertise and new types of human resource products and services to increase organizational and individual effectiveness, and to adapt to the increasing scope and complexity of laws and regulations governing businesses and the increasingly complicated work-life issues faced by employers and employees. As the technological needs in the human resources area increase, organizations are increasingly demanding open, distributed processing systems based on industry standard architectures that are flexible and easy to integrate with other in-house and third-party systems and applications.

     HRG believes that demand for human resource products and services will often vary depending on the size of the employer. Small employers are relatively more price sensitive, tend to focus more narrowly on transaction-oriented administrative services, have little need for customized products and services and consequently incur lower costs in switching from one provider to another. Medium and large employers tend to require more complex, customized administrative services, tend to have a greater need for additional services in the management support and planning areas, and tend to incur higher costs in switching from one provider to another. HRG believes that the ability to provide a variety of these additional services can be an important factor in customer attraction and retention, particularly for providers targeting medium and large employers, because it tends to provide customers with a stronger connection to a human resource services provider.

     Services. HRG's transaction-based products and services include payroll processing services and software, as well as products and services that are closely linked to payroll processing such as tax filing services, human resource information management systems, benefits administration software, and time and attendance systems.

     Payroll processing and payroll tax filing services accounted for about three-fourths of HRG's 1996 revenue. Payroll processing consists primarily of preparing and furnishing employee payroll checks, direct deposit advices and supporting journals, summaries and other reports, but does not involve the handling or transmission of customer payroll funds. Payroll tax filing consists primarily of collecting funds for federal, state and local employment taxes from customers based on payroll information provided, remitting funds collected to the appropriate taxing authorities, filing applicable returns, and handling regulatory correspondence and amendments. These payroll-related services are typically priced on a fee-per-item-processed basis, and quarterly revenue consequently fluctuates with the volume of items processed.

     Revenue from payroll tax filing services also includes investment income received from tax filing deposits temporarily held pending remittance on behalf of customers to taxing authorities. These funds are held in a tax filing trust established by Ceridian to more clearly evidence the fiduciary capacity in which such funds are held. The trust invests primarily in high quality collateralized short-term investments and top tier commercial paper. The trust also invests in U.S. Treasury and Agency securities, AAA rated asset-backed securities and corporate securities rated A3/A- or better. The trust may not use leverage for investment purposes or purchase highly structured securities of any kind. The duration of investments is carefully managed to meet the liquidity needs of the trust. About two-thirds of the 1996 payroll tax filing revenue and about 13% of HRG's 1996 revenue was attributable to such investment income. Due to the significance of this investment income, HRG's quarterly revenue and profitability vary as a result of changes in interest rates and in the amount of tax filing deposits held. Because the volume of payroll items processed increases in the first and fourth quarters of each year in connection with employers' year-end reporting requirements, and because the amount of tax filing deposits also tends to be greatest in the first quarter, HRG's revenue and profitability tend to be greater in those quarters.

     Payroll processing is currently conducted using the Company's proprietary "Signature" software at 31 district offices located throughout the United States, all of which are linked in a nationwide network. Ceridian's payroll system allows customers to input their own payroll data via personal computers, transmit the data on-line to Ceridian for processing, retrieve reports and data files from Ceridian and print reports and, in certain instances, payroll checks or direct deposit advices on site. Customers can also input payroll data by telephone or batch transmittal, with payroll checks and related reports prepared by Ceridian at one of its district processing centers. Ceridian's payroll processing system also interfaces with both customer and third-party transaction processing systems to facilitate services such as direct deposit of payroll checks. Ceridian's payroll tax filing services are provided by its Systems Tax Service ("STS") division located in Fountain Valley, California. STS was acquired by the Company in 1993, and its acquisition expanded Ceridian's tax filing customer base beyond employers who utilize Ceridian's payroll processing service to include local and regional payroll processors who utilize STS' tax filing service for their customers.

     In June 1994, the Company acquired Tesseract Corporation ("Tesseract"), which provides mainframe-based payroll processing, benefits administration and human resources management software offerings for large customers with complex information management needs that prefer to handle such tasks in-house. The Company then began an internal development effort to adapt Tesseract's proprietary payroll processing software to run in a multi-customer data center environment. This adaptation of the Tesseract software, referred to as "CII", is expected to provide payroll processing customers with increased functionality and flexibility and to be well suited for larger payroll processing customers with more complex processing needs. Completion of the CII development project and general release of the software has been delayed, and an assessment of the status of this development project was conducted with the assistance of an outside consultant during the fourth quarter 1996. The assessment confirmed that the CII software is a viable base for use as a high volume service bureau processor, and also verified a number of areas in which additional development efforts would be required to enable the CII software to operate cost effectively in such an environment. The Company is proceeding with these development efforts as well as the beta testing of version 1.5 of this software, and expects that the CII software will be available for general release during 1998. Payroll processing utilizing the CII software will be conducted in centralized facilities operated by IBM Global Services (formerly Integrated Systems Solutions Corporation) pursuant to a ten-year technology services agreement that commenced in January 1995.

     Ceridian will continue, for the foreseeable future, to make payroll processing utilizing its existing Signature software available to customers who do not wish to upgrade to the CII software. Ceridian expects to continue to invest in updates and enhancements to the Signature software and to focus on efforts, such as increasing installation and production center efficiencies, to reduce costs associated with its current payroll processing system. Ceridian is also assessing the degree to which existing data processing centers can be consolidated, and the benefits that could reasonably be expected from such consolidation. To a degree, this analysis will be affected by the timing of the general release of the CII software and the extent to which existing payroll customers opt to transition to centralized processing on the CII software. The extent to which existing customers elect to make this transition will also affect the amount of incremental costs, such as system conversion and customer training efforts, the Company expects to incur in connection with such transitions. The impact of these incremental costs is, however, expected to be offset to a significant degree by upgrade fees to be paid by customers electing to make the transition.

     The Company's Centre-file Limited subsidiary provides payroll processing services and human resource management software in the United Kingdom. The Centre-file business was purchased by the Company in October 1995, and was augmented by the Company's purchase of the assets of the Compower Limited payroll processing business in June 1996. Ceridian's Minidata Services, Inc. subsidiary provides payroll processing services to small customers in the mid-Atlantic states.

     Ceridian also provides human resource management software that runs in a Windows* or DOS environment and enables customers to combine their payroll and human resource information databases and can serve as a "front-end" to Ceridian's Signature payroll processing system. This enables the customer to create a single database of employee information for on-line inquiry, updating and reporting in areas important to human resource administration and management. Ceridian has also developed a client/server version of its human resource/payroll information management software for use in connection with the CII software. In February 1997, Ceridian acquired FLX Corporation, which provides, through a network of value added resellers, Windows-based human resources management and benefits software developed on open, industry standard technology. At the time of its acquisition by Ceridian, FLX was in the process of beta testing a client/server version of this software. The Company expects to be able to provide the FLX software with an existing interface to Ceridian's payroll processing and tax filing services, and to develop a payroll module for the FLX software to enable it to serve as a fully integrated front end to the Signature payroll processing system.

     Ceridian's EAS Technologies, Inc. subsidiary, acquired in
February 1996, provides advanced time and attendance software.

     HRG also provides a variety of employee assistance, work-life balance, management support and training products and services to help companies maximize individual and organizational effectiveness. Ceridian Performance Partners includes the Employee Advisory Resource ("EAR"), which provides confidential, around-the-clock assessment and referral services to customers' employees to help them address legal and financial problems, workplace issues, substance abuse, child care, eldercare and other personal problems. EAR maintains a network of professional counselors who are available to work with employees to solve problems and to provide referrals to specialists if such referrals are warranted by the circumstances. EAR's service offerings were augmented by the August 1996 acquisition of Employee Assistance Associates, Inc., which provides employee assistance counseling, workplace training and consultation and managed care assessment services in the Great Lakes region. Ceridian Performance Partners also includes The Partnership Group, Inc., which was acquired by Ceridian in November 1996 and provides various consultative, referral and convenience services to help customers' employees balance work and family demands and address dependent care needs.

     Ceridian's User Technology, Inc. subsidiary ("UserTech") provides custom user training, reference documentation and on-line employee communications systems to facilitate customers' implementation and utilization of human resources and other business information management systems. UserTech's product and service offerings were expanded by the Company's January 1996 purchase of the business and assets of Information Learning Inc., which provides expert systems that enable employers to address employee and retiree questions about benefits, payroll and other human resources policies and programs through personal computers and kiosks.

     Ceridian's Resumix, Inc. subsidiary, which was acquired in August 1995, provides skills management software (and related hardware) that employs image processing, knowledge base and database technologies to enable organizations to manage large volumes of incoming resume data to identify qualified candidates for hire and match them with available staffing needs, and to


* "Windows" is a registered trademark of Microsoft Corporation.

manage the skills of an existing work force by placing current employees in new jobs or projects. Resumix also offers its software on a service bureau basis to support smaller and medium-sized organizations, and provides a software product that enables customers to link their Resumix systems with commercial recruiting sites on the Internet.

     In November 1996, Ceridian acquired Washington Consulting Services & Technologies, Inc. ("WCST"), which provides decision support and workforce assessment software to assist managers in addressing personnel issues, as well as consulting and training on various aspects of human resources strategy and management. WCST's products and services are provided to federal, state and local government agencies.

     Sales and Marketing. Payroll processing, tax filing and human resource management software and services are marketed in the U.S. through a direct sales force operating through about three dozen offices located throughout the U.S. Marketing relationships have been established with banks, accounting firms and insurance companies pursuant to which these products and services are offered to the business clients of these entities. The most significant source of customer leads for these transaction-based products and services are referrals from existing customers and from the marketing relationships previously noted. The other HRG businesses, including the payroll processing operations conducted by Centre-file and Minidata, utilize their own direct sales forces. Customer leads for the products and services of these businesses are generally obtained through referrals, trade shows, product demonstration seminars and direct sales efforts.

     HRG's base of approximately 44,000 customers, including approximately 40 percent of the Fortune* 1000, covers a wide range of industries and markets, with no single customer currently representing more than 1% of HRG's 1996 revenue. In 1996, Employer Services entered into a contract with Kmart Corporation to provide payroll processing and tax filing services. Under this contract, the annual revenue from which is ultimately expected to exceed 1% of HRG's annual revenue, the Company expects to begin payroll processing on the Signature system for substantially all Kmart employees in the second quarter 1997, and will begin to install Kmart on the STS tax filing system during 1997.

     The HRG businesses have utilized cooperative marketing relationships with other companies offering products or services that complement those of the HRG businesses as well as informal marketing alliances with human resource consulting firms, and are exploring similar cooperative arrangements with other software and human resource services providers. Toward that end, HRG's decision to emphasize products and services based on open, industry standard technologies is expected to increase its ability to work cooperatively with other software providers and to coordinate HRG's product and service offerings with customers' existing information management systems. Such coordination is believed to be of increasing importance in the sales process, as information technology personnel increasingly become involved with human resources personnel in decisions regarding human resource systems and applications.

     HRG is increasingly orienting sales and marketing efforts toward medium and large employers, which tend to have more complex information management and human resource services needs, purchase a greater variety of products and services, and require more flexibility and customization in service offerings. HRG is also seeking to further integrate and coordinate the sales and marketing efforts of its businesses and to sell a greater variety of its products and services to the customers of its various businesses.

     Competition. The human resource services industry is characterized by intense competition. Competition comes from national, regional and local third party transaction processors,

* "Fortune" is a registered trademark of Time Warner, Inc.

as well as from software companies, consulting firms and internally developed and operated systems and software.

     A substantial portion of the overall payroll processing and tax filing in both the U.S. and the United Kingdom is supported in-house with the remainder supported by third party providers. In the U.S., Automatic Data Processing, Inc. ("ADP") is the largest third party provider, with Ceridian and Paychex, Inc. ("Paychex") comprising the other two large, national providers. ADP serves all sizes of employers, while Paychex focuses on small employers. Other third party payroll and tax filing providers are generally smaller regional and local competitors, although larger providers of benefits administration or 401(k) processing services may contemplate expansion into outsourced payroll processing. In the United Kingdom, the Company's Centre-file subsidiary is the largest outsourced payroll processing business in terms of revenue, competing with several other national providers, including a subsidiary of ADP, and smaller, local providers. Competition in both the payroll processing and human resource information management areas also comes from a number of large software companies that provide both payroll processing software for in-house processing as well as human resource management software applications, often in conjunction with other enterprise management software applications.

     Apart from transaction-based products and services, HRG's businesses generally compete with a variety of application software companies, training companies, consulting firms and human resource services providers, some of which are national in scope. Generally, the market for these products and services is evolving and is not dominated by a small number of competitors.

     Currently, the principal competitive factors in the human resource services industry are performance, price, functionality, ease and flexibility of use, customer support and industry standard technology architecture. HRG believes that the ability to integrate human resource software applications with customers' other in-house applications, and the ability to provide client/server-based solutions are becoming increasingly important competitive factors. While HRG believes its businesses are able to compete effectively in the overall human resource services market, their continued ability to compete effectively will depend in large measure on their ability to timely develop and implement new technology, particularly that which incorporates industry standard architecture and client/server-based solutions, and to offer additional products and services that address management support, planning and organizational development needs. HRG intends to seek additional strategic acquisition and partnering opportunities that would better enable it to achieve these objectives.

Comdata.

     Comdata Holdings Corporation ("Comdata Holdings") is the parent corporation of Comdata Network, Inc. ("Network"), and Comdata Holdings' investment in Network and Network's subsidiaries represents Comdata Holdings' only material asset. In this report, the term "Comdata" refers to Comdata Holdings, Network and its subsidiaries. Comdata's revenue for the years 1994, 1995 and 1996 was $243.3 million, $274.1 million and
$299.2 million, respectively.

     Comdata is a leading provider of transaction processing and decision support services to the trucking and gaming industries. For trucking companies and drivers, Comdata provides funds transfer, fuel purchase, cash advance, regulatory permit and telecommunications services, as well as fleet optimization and routing software. For truck stops, Comdata provides point-of-sale and data collection services. For the gaming industry, Comdata provides cash advance services to gaming patrons in casinos, racetracks and other gaming locations through the use of credit cards and debit services employing automated teller machines and similar devices.

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

     The majority of Comdata's trucking company customers are common carriers serving the truckload component of the long haul segment. Many of these carriers do not employ their drivers, but instead contract with individual owner-operators. Such owner-operators usually settle their expenses with the common carrier after the completion of each trip. Drivers for truckload carriers often spend weeks on the road at a time, creating a number of unique conditions and business opportunities. Truckload carriers are challenged to monitor and control fuel purchases, provide driver services to aid in recruitment and improve retention, obtain necessary licenses and permits, and effectively manage the routing and logistics of such long-distance trips.

     A variety of trends has affected the trucking industry in recent years and is expected to have an ongoing impact. Outsourcing of fleets has occurred and is expected to continue since the costs of common carriers are generally less than the costs of operating a private fleet. Demand for the services of truckload carriers is expected to continue to increase at the expense of the more capital intensive less-than-truckload carriers. Competitive pressures are expected to result in continuing consolidation of carriers to achieve economies of scale, and in increased efficiencies and productivity through efforts such as increased automation, improved information management systems and greater outsourcing of information management and logistics. Reducing driver turnover is expected to continue to be a significant industry focus. The challenges and expense of complying with environmental regulations governing fuel storage tanks is expected to result in a shift from private terminal fueling to truck stop fueling. Demand for legalization services has declined as a result of industry deregulation and increased permit and license reciprocity among states.

     Gaming Industry. In recent years, the gaming industry has expanded significantly, with an increasing number of states having acted to permit casino gaming and other forms of wagering, often on Native American reservations and in non-traditional locations such as riverboats. It is estimated that some form of legalized gaming is now available within a one-half day drive of virtually all Americans. Increasing competition among gaming providers has resulted in consolidation within the industry, a major expansion of gaming facilities in mature markets (with such facilities tending to be included in larger entertainment complexes), efforts by gaming providers to expand internationally, and increasing demand for improved transaction processing and information management systems, as gaming providers seek to better identify, evaluate and retain their customer base. Demand for cash advance services in gaming locations, which can be provided in a variety of ways, has grown commensurately with the growth in overall wagering.

     Services. Trucking Industry. Revenue from Comdata's services to the trucking industry represented 58% of Comdata's total revenue in 1996. Comdata's services to the trucking industry include fuel purchase services, driver services, legalization services and logistics services. During 1996, Comdata acquired Transportation Communication Consulting, Inc., which provides permit and vehicle escort services to trucking companies, and TIC Financial Systems, Inc., which provides funds transfer, fuel purchase and related services to trucking companies.

     Fuel Purchase Services. Comdata uses its proprietary network to provide a service that allows customers to purchase fuel through the use of a Comchek(Registered Trademark) draft, which is a draft payable through a Comdata bank account. Comdata funds the fueling transaction when the truck stop negotiates the draft by depositing it in its bank account. Comdata bills the trucking company for the amount of the draft plus a portion of the service fee, and collects from the truck stop the balance of the service fee. The trucking company and truck stop remit payment of their respective amounts to Comdata by wire transfer or check, typically within six days, although trucking companies may be billed by Comdata in advance for all funds transfers authorized for any purpose in connection with a particular trip. The vast majority of these fuel purchase transactions are initiated through the use of Comdata's proprietary Comchek card in a manner similar to an ordinary credit card transaction. Use of the Comchek card allows the trucking company customer greater control over its expenses by setting limits on the use of the cards such as by designating locations where the cards may be used and the frequency with which they may be used. Use of a Comchek card also enables Comdata to capture and provide to trucking company customers transaction and trip-related information that greatly enhances a customer's ability to track and plan fuel purchases and settle with drivers. Comdata provides similar information gathering and processing services in connection with fueling transactions which Comdata does not fund, but instead are billed directly by the truck stop to the trucking company. Fees for these "direct bill" transactions are substantially lower. Some trucking companies have access to such information on Comdata's computer system and may promptly obtain information on recent transactions by their independent owner-operators or employees. Comdata also provides fuel price tracking reports and management within a network of truck stops, including cost/plus fuel purchase programs.

     Driver Services. Comdata provides a variety of services designed to address the specific needs of long haul drivers who spend significant periods of time on the road, including cash advance and funds transfer services, direct deposit of payrolls or settlements (for non-employee owner-operators), ATM and point of sale debit card services using the Comchek card, long distance telephone services using the Comchek card and driver relations services such as a monthly audio magazine for drivers.

     Comdata's funds transfer system is designed to enable truck drivers to obtain funding for purchases (in addition to fuel) at truck stops and other locations en route to their destination, and to enable trucking companies to maintain control over expenditures made by either their independent owner-operators or their employees. In connection with these services, Comdata is typically able to provide an accounting to the trucking company of trip expenses (including fuel purchases) within 24 hours after the completion of a given trip. In 1996, Comdata processed approximately 38.5 million funds transfer transactions (including fuel purchase programs) involving approximately $6.7 billion for the trucking industry.

     Comdata maintains a national network of 24-hour independent truck stop service centers which have point-of-sale devices and other computer equipment to facilitate communication with Comdata's database and operations centers. The service centers act as Comdata's agents pursuant to a service center agreement, and typically also offer the funds transfer services of other companies. When a truck driver makes a request at a service center for a funds transfer, Comdata verifies that the driver's company has established sufficient credit. Upon presentation of valid identification, the service center obtains an authorization number from Comdata and issues a Comchek draft, which is handled in the manner described earlier in connection with fuel purchase transactions. Approximately 90% of the basic funds transfer system (including funded fuel purchases) has been automated to utilize the Comchek card, which has significantly enhanced efficiency by eliminating the need for call center involvement and by reducing the amount of time necessary to complete transactions. The Comchek card may also be used to obtain cash advances at Cirrus* system ATMs. In addition, Comdata maintains four 24-hour call centers to handle transactions that require operator assistance.

     In the first quarter 1997, Comdata announced an agreement in principle with Concord EFS, Inc. that will enable truck drivers to obtain cash advances using the Comchek card at the approximately 400 locations nationwide in the proprietary Concord ATM network. These ATMs are all located in truck stops. The arrangement is expected to increase the convenience and efficiency of obtaining cash advances at truck stops by moving the transaction from the truck stop fuel desk to the ATM. Comdata is exploring additional cooperative arrangements with Concord EFS.

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

     Legalization Services. Comdata, through its Transceiver (Registered Trademark)division, can determine the permits needed for a designated trip, truck, and load, purchase those permits on behalf of the customer and deliver them by facsimile machine to a truck stop where they can be picked up by the driver. In many instances, a trucking company customer will order permits directly from the issuing authority and Comdata will deliver these permits by facsimile machine to their designated location. In addition to charging its customers for the costs imposed by the state authority, Comdata receives a fee for each permit delivered. In addition to providing permits to trucking companies, Comdata also provides certain regulatory compliance services, such as processing and auditing of driver trip logs, reporting of fuel taxes, annual licensing and motor vehicle registration verification.

     Logistics and Other Services. Comdata designed and operates a computerized shipment interchange system to help trucking companies find loads for their return trips, thereby reducing empty backhauls. By making specific shipment information available to customers on a subscription basis, available shipments can be matched with available cargo space on a nationwide basis. Comdata also develops and markets software designed to assist in routing, scheduling and other services for companies with private and for-hire delivery fleets. As a result of agreements with two major long-distance telecommunications providers, Comdata also offers to its trucking company customers long distance telecommunications services at volume discount rates that might not otherwise be available to such customers. As a result of the March 1995 purchase of Trendar Corporation, Comdata provides fueling centers with systems which automate the various transactions that occur at a fuel purchase desk and systems which enable customers to transact card-based fuel purchases at the fuel pump. These systems accept many fuel purchase cards currently used by drivers.

     Comdata also introduced during 1996 a Windows-based software application that enables trucking companies to access real-time data on fuel purchases and facilitates pre- and post-trip planning functions. Future modules of this application are expected to provide ready access to other Comdata product and service offerings such as legalization services. Comdata also provides a service to expedite the transfer of bills of lading and freight bills utilizing its imaging storage and retrieval capabilities.

     In March 1996, the Company acquired a minority equity interest in International Automated Energy Systems, Inc.
("IAES"), a provider of fuel management and payment systems for


* "Cirrus" is a registered trademark of Cirrus System, Inc.

local transportation fleets. The Company did not exercise its option to acquire the remaining equity of IAES during the first quarter 1997.

     Gaming Industry. Revenue from Comdata's services to the gaming industry represented 42% of Comdata's total revenue in 1996. Comdata processed approximately 7.6 million credit card-based funds transfer transactions aggregating approximately $3.5 billion for the gaming industry during 1996. Gaming patrons may utilize MasterCard, Visa, Discover or JCB credit cards to obtain cash through Comdata terminals primarily located in gaming locations. These cash advances differ from standard credit card cash advances in that no personal identification number is required, and differ from ATM withdrawals in that there is no pre-set daily withdrawal limit. Instead, after a gaming patron runs his or her credit card through a Comchek terminal and the transaction is authorized, a Comchek draft drawn on a Comdata bank account in the amount requested by the patron at the terminal is generated at the gaming establishment's cashier cage. The gaming patron immediately negotiates the draft for cash or chips, and the gaming establishment presents the draft for payment. Concurrently, the amount of the Comchek draft, along with Comdata's service fee, is charged to the individual's MasterCard, Visa, Discover or JCB account. Comdata pays an agent commission to the gaming establishment in connection with cash advance transactions. Comdata's cash advance services are currently available in many casinos in Las Vegas, Reno and Lake Tahoe, Nevada; and Atlantic City, New Jersey, and many other gaming locations, including riverboat casinos, cruise ships and casinos on Native American reservations and in Canada and the Caribbean.

     Comdata's credit card cash advance services are subject to policies and regulations adopted from time to time by the major credit card associations, including policies which currently preclude Comdata from expanding its cash advance services to nongaming locations and prescribe the applicable merchant discount to which such transactions are subject. These policies are subject to change from time to time, and Comdata must comply with changes to these policies and regulations, some of which could have an adverse effect on Comdata.

     In addition to credit card cash advances, Comdata also provides electronic funds transfers through Comdata's ATMs and other point of sale devices located in gaming establishments, as well as check acceptance services and Western Union money transfers as Western Union's exclusive agent for such transfers to the gaming industry in the U.S. Because of the lower risk associated with these transactions, the fees are much lower than fees for credit card cash advances. Comdata continues to expand its ATM network, which in 1996 accounted for about 3.8 million funds transfer transactions in the gaming area. As this aspect of Comdata's funds transfer business grows, there is a corresponding increase in the amount of available cash required to keep the ATMs adequately supplied.

     Comdata also provides market information to gaming establishments to assist in marketing and promotional activities. Comdata is beta testing its cashier operations and information system ("COINS") for gaming establishments, which is a transaction processing system designed to interface with third-party funds transfer systems and gaming establishments' in-house data processing systems to integrate the processing of all types of funds transfer transactions that occur at gaming establishment cashier cages. Comdata is also working to develop a system to make debit and credit card cash advances available to gaming customers while seated at a gaming table and, in a cooperative venture, a system to permit "cashless" slot machine play through the use of a debit card.

     Sales and Marketing. Trucking Industry. Comdata markets its services to the trucking industry through a direct sales force operating in various cities throughout the U.S., and through a tele-sales operation in Comdata's Brentwood, Tennessee headquarters. Comdata has contracts with approximately 17,000 long haul trucking companies, ranging in size from those with several thousand trucks to those with fewer than five trucks.

Comdata also has relationships with approximately 8,000 fueling locations. Contracts with trucking companies generally range up to three years in duration, while contracts with service centers are typically one or two years in duration. No single customer represented more than 2% of Comdata's 1996 revenue from services to the trucking industry.

     Gaming Industry. Comdata markets its services to the gaming industry through a direct sales force operating in Reno and Las Vegas, Nevada, Atlantic City, New Jersey, Brentwood, Tennessee and in certain other cities in the U.S. Comdata has relationships with approximately 840 gaming establishments.

     Competition. The principal competitive factors relevant to funds transfers in both the trucking and gaming industries are marketing efforts, pricing, sophistication and reliability of computer and communications systems, the provision of new techniques in basic funds transfer services, reduction of the time required to effect transactions, and payment and security terms of customer agreements. The major credit card companies and vendors of traveler's checks are competitors of Comdata in that they make cash available to holders of their cards and checks on a nationwide basis. Comdata also faces increasing competition from lower fee ATMs that participate in national networks.

     In the trucking industry, several other companies offer similar funds transfer services. Although these competitors are generally smaller than Comdata, one is owned by a company significantly larger than Ceridian. In addition, truckstops may negotiate directly with trucking companies for a direct billing relationship. Comdata also competes with several credit and debit card services with respect to its fuel purchase program, some of which are larger and have greater resources than Comdata. Certain of Comdata's competitors also operate or franchise nationwide truckstop chains. In addition, Comdata competes with some of its service centers (such as truckstops) that offer similar products and services. While the majority of permitting and legalization services continue to be performed in-house, there is at least one other nationwide company and several regional companies providing permit services similar to those provided by Comdata. Competition in this market is influenced by price, the expertise of personnel and the ease with which permits may be ordered and received.

     In the gaming industry, Comdata competes with numerous sources and potential sources of cash, including Bank of America and at least three other providers of credit card cash advance services, certain smaller regional competitors and the large gaming establishments themselves. Competition in this market is also influenced by the pricing of agent commissions and the increasing sophistication of ATM networks and other funds delivery mechanisms.

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

     Network and Data Processing Operations. Comdata's principal communications center for its funds transfer business is located near its corporate headquarters in Brentwood, Tennessee with secondary centers located in Dallas, Texas and Newberry, South Carolina. Worldcom is the primary supplier of telecommunications services to Comdata pursuant to an agreement whose term expires in January 2003. Under this agreement, Comdata is to purchase at least 80% of its internal and external resale telecommunications requirements from Worldcom. Substantially all of Comdata's internal data processing functions, including its payment processing systems, are provided by IBM Global Services pursuant to an agreement for systems operations services whose term expires in April 2005. The processing center is connected to Comdata-owned and customer-owned computers installed in customer locations and to terminals and computers located in Comdata's headquarters.

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

Arbitron.

     Arbitron is the leading provider of radio audience measurement information in terms of revenue, and also provides electronic media and marketing information to radio broadcasters, cable operators, advertising agencies and advertisers. Through its Scarborough Research Partnership joint venture, Arbitron provides quantitative and qualitative measurements to television broadcasters and newspaper and magazine publishers. Arbitron's proprietary data regarding radio audience size and demographics is provided to customers through multi-year license agreements. In addition, Arbitron has obtained access to or developed services that provide qualitative data regarding product purchasing decisions. Arbitron's revenue for the years 1994, 1995 and 1996 was $121.3 million, $137.2 million and $153.1 million, respectively.

     Markets. Consolidation of radio station ownership has been accelerating in recent years, due largely to industry economics and the relaxation of governmental restrictions on station ownership, particularly as a result of federal telecommunications legislation enacted in late 1995. This consolidation has tended to intensify competition within the radio industry, and to intensify competition between radio and other forms of media for advertising dollars. At the same time, audiences have become more fragmented as a result of greatly increased programming choices and entertainment/media options. As a result, advertisers increasingly seek to tailor advertising strategies to target specific demographic groups through specific media, and the audience information needs of radio broadcasters, advertising agencies and advertisers have become more complex. Increasingly, more detailed information regarding the demographics and buying behavior of audiences is required. Increased competition and more complex information requirements have heightened the need of radio broadcasters for improved information management systems and more sophisticated means to analyze such information. In addition, there is a growing demand for quality radio audience information internationally from global advertisers, U.S. broadcasters who have acquired broadcasting interests in other countries, and an increasing number of private commercial broadcasters in other countries.

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

     Services. Arbitron estimates audience size and demographics in the U.S. for local radio stations, and reports this and related data to its customers. This information is used by radio stations to price and sell advertising time and by advertising agencies and large corporate advertisers in purchasing advertising time. Arbitron uses listener diaries to gather radio listener data from sample households in the 265 local markets for which it currently provides radio ratings. Respondents mail the diaries to Arbitron's processing center in Columbia, Maryland, where Arbitron compiles periodic audience measurement estimates. Arbitron is in the process of expanding the number of local markets it measures more than once each year, and expects that by the second half of 1997, it will provide ratings reports at least twice annually in virtually all the local markets its serves. Arbitron also provides software applications that give customers flexible access to Arbitron's database, and enable them to more effectively analyze and understand that information and develop sales strategies for maximum effectiveness. Arbitron is also developing applications that will enable customers to link information provided by Arbitron's database with information from other databases (such as product purchasing behavior) so as to enable customers to further refine sales strategies and compete more effectively for advertising dollars. The radio audience measurement service and related software represented somewhat more than 80% of Arbitron's revenue during 1996.

     Arbitron believes it will become increasingly important to address the more comprehensive information needs of the broadcast and cable industries by providing customers with services and technology that link audience measurement data with product purchasing data to enable customers to make more productive marketing decisions. Through the Scarborough Research Partnership, Arbitron has the exclusive right to market the Scarborough Report to radio broadcasters and cable systems. The Scarborough Report provides qualitative information regarding product/service usage and media usage in 60 of the largest U.S. markets, and measures products purchased based on a sample of consumers in the relevant markets. During 1996, issuance of the Scarborough Report was increased from once to twice per year. Arbitron has also developed and introduced in 44 mid-sized markets its RetailDirect service, which is a locally oriented, qualitative audience research service. The service, which utilizes diaries and telephone surveys, provides a profile of the broadcast audience in terms of local media, retail and consumer preferences so that local radio and television broadcasters and cable systems will have information that helps them develop targeted sales and programming strategies. Arbitron's Qualitative Diary service collects consumer and media usage information from Arbitron radio diary keepers in 132 smaller markets.

     Arbitron intends to further develop its capabilities and technologies through acquisitions, alliances and licensing arrangements that will enable it to provide the comprehensive information management services that broadcasters, cable systems, telecommunications companies, advertising agencies and advertisers will require to market their products and services more effectively. Arbitron is exploring possible cooperative arrangements that would facilitate the expansion of its radio audience measurement service into selected international markets. Arbitron is also involved in cooperative efforts to develop a passive, personalized electronic measurement device to record broadcast listening or viewing, and to develop measurement products for the Internet and interactive television. Arbitron also holds a minority equity interest in a developer of hardware and software technology to provide electronic audience measurement systems to the cable industry.

     Sales and Marketing. As of December 31, 1996, Arbitron provided its radio audience measurement and related services to approximately 2,600 radio stations and almost 2,400 advertising agencies nationwide under contracts that vary in length from one to seven years. Arbitron markets its products and services through a direct sales force operating through offices in six cities around the U.S. Reflecting the consolidation that has occurred in the radio broadcasting industry, during 1996 Arbitron's ten largest customers represented 34% of its total 1996 revenue.

     Although the industry consolidation that has led to the increased concentration of Arbitron's customer base could tend to put pressure on the pricing of Arbitron's radio ratings service, it has also contributed to an increase in the number of stations subscribing for the ratings service, as stations have become Arbitron customers upon their acquisition by a larger broadcasting group. It has also been Arbitron's experience during the latter part of 1996 and in early 1997 that stations which are part of a larger broadcasting group may be somewhat more likely to purchase analytical software applications and other services in addition to the ratings service.

     Competition. Arbitron competes with two smaller providers of radio audience measurement services, one of which utilizes a different survey methodology than Arbitron and the other of which is a relatively new entrant into the market. Arbitron also competes with other providers of applications software, qualitative data and proprietary qualitative studies used by broadcasters, cable systems, advertising agencies and advertisers.


Defense Electronics Segment - Computing Devices International

     The Defense Electronics segment, consisting of Computing Devices International ("Computing Devices"), provides mission-critical electronics, software, systems integration and information management for defense and other government agencies and commercial customers in selected markets. Computing Devices' revenue for the years 1994, 1995 and 1996 was $486.3 million, $509.5 million and $553.0 million, respectively. Information regarding Computing Devices' operating profit and identifiable assets for the years 1994-1996 is in Note K, Segment Data, on page 44 of the Company's 1996 Annual Report to Stockholders, which is incorporated herein by reference.

     Markets. Because of government budgetary constraints and the end of the Cold War, defense spending has decreased worldwide and is expected to continue to decline. As a result, overcapacity developed in the defense industry which has resulted in significant consolidation among defense contractors, a trend that is expected to continue. At the same time, the defense market focus has shifted from strategic defense (nuclear) to tactical defense (non-nuclear), as the threat of military conflicts shifts toward regional and ethnic conflicts.

     The factors noted earlier, coupled with advances in commercially-available technologies, are contributing to a shift in the focus of defense procurement spending. The defense electronics area is expected to be less affected by the financial constraints discussed than other defense procurement areas, in large measure because of the ability to extend the service life and increase the sophistication of existing military equipment by providing electronic upgrades to such equipment, and the ability to enhance the deterrent effect of armed forces through advanced information processing technology. Armed forces are expected to increasingly emphasize incorporating lower cost commercial off-the-shelf technology and components into military equipment, thereby permitting continued technological innovation in defense systems with significantly reduced development costs.

     More generally, government agencies, including the military, are beginning to recognize that efficiencies and cost savings may be attainable through outsourcing many of the agencies' non-core functions, paralleling a trend that has already developed in the private sector. Computing Devices believes that this growing recognition may result in significant future opportunities for providers of outsourced services, such as payroll processing, and comprehensive information management solutions.

     Products and Services. About 93% of Computing Devices' 1996 revenue was attributable to defense programs, principally involving Canada, the United States and the United Kingdom. Computing Devices maintains operations in all three of these countries, and its Canadian subsidiary is the largest defense contractor in Canada. Computing Devices' products and services provided to defense department customers feature its capabilities in signal processing, digital image manipulation, "ruggedized" subsystems for harsh environments and real-time software systems. About 21% of Computing Devices' 1996 revenue was attributable to products and services relating to avionics systems, including the AN/AYK-14 standard Navy airborne mission computer systems; about 32% to communications systems, primarily the Iris contract described below; about 23% to shipboard subsystems, anti-submarine warfare subsystems, ground subsystems, display subsystems and tactical reconnaissance systems, including a light armored vehicle reconnaissance system for the Canadian military; and about 17% to intelligence and surveillance systems, advanced parallel processing, reconnaissance systems and imaging software. The 7% of Computing Devices' 1996 revenue not involving defense programs was attributable to contract manufacturing, document and data management services to governmental entities and commercial aviation information systems.

     During 1991, Computing Devices secured, through its Canadian subsidiary, a contract to modernize the tactical command, control and communications system used by the Canadian Department of National Defence. This system, called Iris, incorporates a broad range of technologies, including satellite, fiber optic and microwave communication. During 1995 and 1996, Computing Devices recorded revenue from this contract of $163.9 million and $172.1 million, respectively, representing 32.2% and 31.1%, respectively, of Computing Devices' revenue in those years. This contract has a remaining term of approximately four years and estimated total remaining revenue of $405 million over the life of the contract. Although Computing Devices' Canadian subsidiary is the prime contractor under this contract, a significant portion of the contract has been subcontracted to other communications technology companies. Computing Devices continues to seek contracts to provide comprehensive information management solutions, as evidenced by its 1996 selection by the U.S. Department of Defense as the prime contractor for its Battlefield Awareness and Data Dissemination program, which is expected to incorporate advanced battlefield visualization and direct broadcast transmission technologies.

     Computing Devices is also seeking to expand the scope of its product offerings and the markets it serves, including the application of defense developed technologies to business opportunities in civilian and civil government markets, and the exploitation of commercial off-the-shelf technologies. In so doing, Computing Devices may, from time to time, establish cooperative arrangements with other entities where their expertise or familiarity with other markets, products or technologies would prove beneficial. For example, in January 1995, the Company obtained a minority equity investment in ViA, Inc. (formerly Key Idea Development, LLC), which has developed a lightweight, voice-activated wearable computer. In connection therewith, the Company obtained an exclusive license to sell and develop applications for this computer in the military and airline maintenance markets. In August 1995, the Company entered into the DigitalXpress partnership formed to operate a satellite-based data distribution system to provide point to multi-point distribution of multimedia data for military and large commercial customers.

     Sales and Marketing. Computing Devices markets its products and services through a direct sales force operating in the U.S., Canada, the United Kingdom, France and Malaysia. Sales of products and services are made principally through competitive proposals in response to requests for bids from government agencies and prime contractors. In addition, Computing Devices has independent sales agents who represent Computing Devices' products and services in a number of European and Asian markets.

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

     The principal competitive factors include price, compliance with technical specifications, service and ability to perform in accordance with the established schedule. Due to the diversity and specialized nature of the products and services provided and the governmental security restrictions applicable to certain of Computing Devices' activities, it is difficult to generalize as to Computing Devices' market position in certain segments of its business. Computing Devices does believe, however, that it is able to compete effectively in each of its market segments with respect to these competitive factors. In particular, Computing Devices believes that its high rate of schedule adherence and demonstrated technological capabilities are two of its principal competitive advantages.

     In light of market conditions such as decreases in defense spending, increasing price sensitivity from government customers, and over-capacity and consolidation among defense contractors, Computing Devices believes that the ability to become a low cost provider of products and services will be an increasingly important competitive factor.

     Government Contracts. Approximately 94% and 93% of Computing Devices' revenue for 1995 and 1996, respectively, was derived from contracts with governmental entities or with prime contractors to governmental entities which typically pass through government contracting requirements to their subcontractors. Companies which do business with governments are subject to certain unique business risks. Among these are dependence on annual government appropriations, changing procurement policies and regulations, complexity of design and possible cost overruns. In addition, government efforts to detect and eliminate irregularities in defense procurement programs have increased the complexity and cost of doing business for government contractors. Moreover, any government contractor determined to be in noncompliance with applicable laws and regulations may be subject to penalties and debarment or suspension from receiving additional U.S. Government contracts. Any government contract may also be terminated by the government at any time it believes that such termination would be in its best interests. In such event, Computing Devices would generally be entitled to receive payments for its allowable costs and, in general, a proportionate share of its fee or profit for the work actually performed.

     Approximately 91% of Computing Devices' 1996 revenue came from government contracts that were fixed price contracts, including the Iris contract. Under this type of contract, the price paid to Computing Devices is not subject to adjustment by reason of the costs incurred by the Company in the performance of the contract, except for costs incurred due to contract changes ordered by the government. Thus, under fixed price contracts, the Company bears the risk of cost overruns, which may result from factors such as the need to bid on programs in advance of design completion, unforeseen technological difficulties, design complexity and uncertain cost factors, particularly in connection with multi-year contracts. Multi-year fixed price contracts in Canada and the United Kingdom do, however, normally allow for price revision based on government price indices.

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

     Recognition of profits is based upon estimates of final performance, which may change as contracts progress. Work may be performed prior to formal authorization or adjustment of contract price for increased work scope, change orders and other funding adjustments. Because of the complexity of government contracts and applicable regulations, contract disputes may occur. The resolution of such disputes may affect the profitability of Computing Devices in performing these contracts. The Company believes that adequate provision has been made in its financial statements for these and other normal uncertainties incident to the Computing Devices business.

     International Sales. International sales of Computing Devices' products and services totaled approximately 56% and 59% of Computing Devices' total revenue in 1995 and in 1996, respectively. About 79% of these products and services were produced by the Company's Canadian or United Kingdom subsidiaries for customers in those countries. Because most of Computing Devices' sales involve technologically advanced products, services and expertise, export control regulations can limit the type of products and services that may be offered and the countries and governments to which sales may be made. Computing Devices' international sales are subject to risks inherent in foreign commerce, including currency fluctuations, changes in foreign governments and their policies, differences in foreign laws and difficulties in negotiating and litigating with foreign governments. Computing Devices believes that the location of its international operations tends to minimize certain of these risks, and that it has mitigated other of these risks by obtaining letters of credit and advance payments, by contractual protections on currency fluctuations and by denominating contracts in U.S. dollars where possible.

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

     Backlog. The Company's reported backlog is attributable to the Defense Electronics segment. Backlog as reported does not include those portions of government contracts for which funding has not yet been approved, but does include the remaining value of the Iris contract.

     As of December 31, 1996, the backlog of the Company's orders was $851 million, of which $405 million related to the Iris contract and $446 million related to other contracts and programs. At December 31, 1995, the comparable total backlog was $1,004 million, of which Iris represented $557 million and other contracts and programs represented $447 million. The portion of the backlog at the end of 1996 expected to be reflected in 1997 revenue is $418 million (49%), of which Iris represents $161 million and other contracts and programs represent $257 million.

     The portion of the total backlog under government prime contracts and subcontracts was 85% at December 31, 1996 and 88% at December 31, 1995, while the portion of government contract backlog under fixed-price contracts was 92% and 97% at December 31, 1996 and 1995, respectively. In each case, these percentages include the Iris contract, which is a fixed-price contract with the Canadian government.

     Although the Information Services businesses are typically characterized by long-term customer relationships that result in a high level of recurring revenue, a substantial portion of the customer contracts utilized by these businesses are terminable by the customers upon relatively short notice periods, including contracts that have been extended beyond their original terms. Principally for this reason, the Company does not believe that meaningful backlog information can generally be provided for the Information Services segment.

     Research and Development. The table below sets forth the amount of the Company's research and development expenses for the periods indicated.



                                   Year ended December 31,
                                 1996         1995        1994
                                     (Dollars in millions)

Research and development        $69.4        $54.5       $40.5
Percent of revenues               4.6%         4.1%        3.4%
Customer sponsored research
  and development               $61.7        $71.7       $78.2


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

     Geographic Segment Data. For financial information regarding the Company's U.S. and international operations, see
Note K, Segment Data, on page 45 of the Company's 1996 Annual
Report to Stockholders, which is incorporated herein by reference.

     Employees. As of December 31, 1996, the Company and its subsidiaries employed approximately 10,800 people on a full- or part-time basis. None of the Company's U.S. employees are covered by a collective bargaining agreement, but certain employees in Canadian and United Kingdom subsidiaries are unionized.

Item 2.  Properties.

     At February 14, 1997, the Company's principal production and office facilities were located in the metropolitan areas of Minneapolis, Minnesota; Nashville, Tennessee; Atlanta, Georgia; Columbia, Maryland; New York, New York; Fountain Valley and San Francisco, California; St. Louis, Missouri; Ottawa and Calgary, Canada; and London and Hastings, England.

     The following table summarizes the usage and location of the Company's facilities as of February 14, 1997.


                                 FACILITIES
                       (In thousands of square feet)
Type of Property Interest             U.S.     Non-U.S.    Worldwide
Owned                                  29         405          434
Leased                              3,508         247        3,755

   Total Square Feet                3,537         652        4,189

Utilization
Manufacturing & Warehousing           252         449          701
Office, Computer Center  & Other    2,423         203        2,626
Vacant/Idle                            95          --           95
Leased or Subleased to                767          --          767
Others

   Total Square Feet                3,537         652        4,189


     The 4.2 million square feet of aggregate space represents a small decrease from February 29, 1996, reflecting an increase in office and computer center space during 1996 that was more than offset by a decrease in vacant and idle space. Space subject to assigned leases is not included in the table above, and the Company remains secondarily liable under all such leases. As of December 31, 1996, these assigned leases involve 1.4 million square feet of space and future rental obligations totaling $23.7 million. The principal elements of these amounts are 0.4 million square feet and $3.7 million related to the spin-off of Control Data Systems, Inc. and 0.8 million square feet and $18.4 million related to the 1989 sale of Imprimis Technology Incorporated to Seagate Technology, Inc. The Company does not anticipate any material nonperformance by the assignees of these leases.

     Except for one building utilized by Computing Devices'
Canadian subsidiary (which is subject to a mortgage securing $5.9 million in debt obligations), no facilities owned by the Company or its subsidiaries are subject to any major encumbrances.

     The Company believes that all of the facilities it currently utilizes in its continuing operations are adequate for their intended purposes and are adequately maintained. Utilization of those facilities varies among the Company's operations. Generally, most of the facilities relating to the Company's Information Services segment are reasonably necessary for current and anticipated output levels of those businesses, but there is excess production capacity in the Defense Electronics segment. Efforts are ongoing to identify operations and facilities that can be consolidated and to dispose of excess or idle space.

Item 3.  Legal Proceedings.

     Information regarding legal proceedings involving the Company and its subsidiaries is contained in Note N, Legal
Matters, on page 47 of the Company's 1996 Annual Report to
Stockholders, which is incorporated herein by reference.


Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Executive Officers of the Registrant

     The executive officers of Ceridian as of March 1, 1997, are as follows:


                                                                Executive
  Name (Age)                      Position                    Officer Since

Lawrence Perlman (58)     Chairman, President and                  1980
                           Chief Executive Officer

John R. Eickhoff (56)     Executive Vice President                 1989
                           and Chief Financial Officer

Loren D. Gross (51)       Vice President and                       1993
                           Corporate Controller

Ronald James (46)         Executive Vice President, and            1996
                            President and Chief Executive
                            Officer of the Human Resources
                            Group

Michael E. Kotten (49)    Vice President,                          1995
                           Organization Resources

George L. McTavish (55)   Executive Vice President,                1995
                           and Chairman and Chief
                           Executive Officer of
                           Comdata Holdings Corporation

Stephen B. Morris (53)    Executive Vice President,                1992
                           and President and Chief
                           Executive Officer of Arbitron

Steven J. Olson (56)      Vice President and General               1994
                           Counsel

Ronald L. Turner (50)     Executive Vice President, and            1993
                           President and Chief Executive
                           Officer of Computing Devices
                           International

     The executive officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors and the Chief Executive Officer. They are customarily elected each year at the meeting of the Board of Directors held in conjunction with the annual meeting of stockholders.

     Lawrence Perlman has been President and Chief Executive Officer of the Company since January 1990, and was appointed Chairman in November 1992. He is a director of Seagate Technology, Inc., The Valspar Corporation and Computer Network Technology Corporation. Mr. Perlman has been a director of the Company since 1985.

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

     George L. McTavish has been Executive Vice President of the Company and Chairman and Chief Executive Officer its Comdata Holdings subsidiary since it was acquired by the Company in December 1995. Mr. McTavish was Chairman and Chief Executive Officer of Comdata Holdings from March 1992 to December 1995, and was President and Chief Executive Officer of Comdata Holdings from November 1987 to March 1992. Mr. McTavish is a director of Broadway & Seymour, Inc. and Seer Technology Corporation.

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

     Ronald L. Turner has been Executive Vice President of the Company and President and Chief Executive Officer of its Computing Devices International division since January 1996. Mr. Turner was Vice President of the Company and President of Computing Devices International from January 1993 to January 1996. Mr. Turner was President and Chief Executive Officer, GEC-Marconi Electronics Systems Corporation, a defense electronics company, from March 1987 to January 1993. Mr. Turner is a director of FLIR Systems, Inc. and BTG, Inc.

                             PART II

     All information incorporated by reference into Items 5 through 8 below is contained in the financial portion of the Company's 1996 Annual Report to Stockholders, which is filed with this Report as Exhibit 13.

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

     The Company's common stock, par value $.50 per share
("Common Stock"), is listed and trades on the New York Stock
Exchange as well as on the Chicago and Pacific Stock Exchanges.
The following table sets forth the high and low sales prices for a share of Common Stock on the New York Stock Exchange.

                       1996                      1995
                 High        Low          High         Low
 1st Quarter   $46.875      $37.00       $34.50       $26.125
 2nd Quarter    54.875       42.50        37.625       31.625
 3rd Quarter    51.375       41.625       46.875       36.75
 4th Quarter    53.125       39.00        47.50        36.625

     The number of holders of record of Common Stock on March 19, 1997 was 14,805. No dividends have been declared or paid on the Common Stock since 1985. Although the Company is not contractually precluded from paying dividends on its Common
Stock, it has no present intention of paying such dividends.

Item 6.  Selected Financial Data.

     See "Selected Five-Year Data" on the inside front cover, which is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     See "Management's Discussion and Analysis of Financial
Condition and Results of Operations" on pages 18 through 25, which is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

     The financial statements described in Item 14(a)1 of this Report are incorporated herein by reference. See "Supplementary
Quarterly Data (Unaudited)" on page 49, which is incorporated herein by reference.

Item 9.  Disagreements on Accounting and Financial Disclosure.

     None.







                            PART III

Item 10.  Directors and Executive Officers of the Registrant.

     See information regarding the directors and nominees for director of Ceridian under the heading "Nominees for Director" on pages 2 and 3 of the Proxy Statement for the Annual Meeting of Stockholders, May 14, 1997 (the "Proxy Statement"), which is incorporated herein by reference.

     See the information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 under the heading "
Section 16(a) Beneficial Ownership Reporting Compliance" on page
23 of the Proxy Statement, which is incorporated herein by reference.

     Information regarding the executive officers of Ceridian is on pages 22 and 23 of this Report, and is incorporated herein by reference.

Item 11.  Executive Compensation.

     See information under the headings "Directors' Compensation" on page 4 of the Proxy Statement and "Executive Compensation" on pages 15 through 20 of the Proxy Statement, all of which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

     See information under the heading "Share Ownership
Information" on pages 21 and 22 of the Proxy Statement, which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     None.








                             PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1.  Financial Statements of Registrant

     Incorporated by reference from the
     pages indicated in the Company's
     1996 Annual Report to Stockholders
     into Part II, Item 8, of this Report:
                                                                           Page

        Report of Management........................................         26

        Independent Auditors' Report................................         27

        Consolidated Statements of
        Operations for the years ended
        December 31, 1996, 1995 and 1994............................         28

        Consolidated Balance Sheets as of
        December 31, 1996 and 1995..................................         29

        Consolidated Statements of Cash Flows
        for the years ended
        December 31, 1996, 1995 and 1994............................         30

        Notes to Consolidated Financial Statements for
        the three years ended December 31, 1996.....................      31-48






(a) 2.  Financial Statement Schedules of Registrant

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

THE BOARD OF DIRECTORS AND STOCKHOLDERS
CERIDIAN CORPORATION:


     Under date of January 23, 1997, except as to Note N - Age
Discrimination Litigation, which is as of March 5, 1997, we reported on the consolidated balance sheets of Ceridian
Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations and cash flows for each of the years in the three-year period ended
December 31, 1996, as contained in the 1996 Annual Report to
Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index (see Item 14.(a)2.). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, based on our audits and the report of other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.



                                   /s/ KPMG Peat Marwick LLP
                                   KPMG Peat Marwick LLP


Minneapolis, Minnesota
January 23, 1997
















                                                      SCHEDULE II

              CERIDIAN CORPORATION AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS
                      (Dollars in millions)




Restructure and Discontinued Operations Reserves



                                              Employer        Computing
                                Arbitron      Services         Devices
                                   TV       Consolidation     Severance         Other        Total
  Reserve Balance 12/31/93      $  26.1      $  20.9           $   0.5        $  60.5       $ 108.0

   1994 Restructure Loss (1)                                                     15.0          15.0
   Sale of TeleMoney (2)                                                         14.1          14.1
   Cash Payments                  (17.4)        (8.5)             (0.5)         (27.3)        (53.7)
   Other Non-cash Items             2.4                                           2.5           4.9

  Reserve Balance 12/31/94      $  11.1      $  12.4           $     -        $  64.8       $  88.3

   Cash Payments                   (3.9)        (0.7)                           (13.6)        (18.2)
   Other Non-cash Items             0.3                                                         0.3

  Reserve Balance 12/31/95      $   7.5      $  11.7           $     -        $  51.2       $  70.4

   Cash Payments                   (1.6)        (2.6)                           (10.7)        (14.9)
   Other Non-cash Items (3)        (0.5)         0.2                              1.7           1.4

  Reserve Balance 12/31/96      $   5.4       $  9.3           $     -        $  42.2       $  56.9



(1) Does not include a restructure gain $15.0 in 1994.
(2) Represents obligations undertaken in connection with the sale of TeleMoney.
(3) Primarily proceeds from sale of idled assets which have been reclassified as cash inflow from investing activities.

             CERIDIAN CORPORATION AND SUBSIDIARIES

               VALUATION AND QUALIFYING ACCOUNTS

                     (Dollars in millions)



Allowance for Doubtful Accounts Receivable          Year Ended December 31,

                                                  1996        1995       1994

Balance at beginning of year                    $ 12.4      $ 12.2     $ 11.8

Additions charged to costs and  expenses           5.5         6.1         6.3

Write-offs and other adjustments*                 (6.5)       (5.9)       (5.9)

Balance at end of year                          $ 11.4      $ 12.4      $ 12.2





(*) Other adjustments include balances removed as a result of sales of businesses.


     All other financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a) 3.  Exhibits

     The following is a complete list of Exhibits filed or incorporated by reference as part of this report.

Exhibit    Description

2.01 Agreement and Plan of Merger dated as of August 23, 1995 by and among Ceridian Corporation, Convoy Acquisition Corp. and Comdata Holdings Corporation (incorporated by reference to Appendix A to the Prospectus contained in the Company's Registration Statement on Form S-4 (File No. 33-64089))

2.02 Agreement and Plan of Reorganization, dated as of May 25, 1994, among Tesseract Corporation, Braemar Acquisition Corp. and Ceridian Corporation (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated June 24, 1994, as amended (File No. 1-1969))

3.01       Restated Certificate of Incorporation of Ceridian
           Corporation (incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-8 (File No. 33-54379))

3.02       Certificate of Amendment of Restated Certificate of
           Incorporation of Ceridian Corporation (incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-1969))

3.03 Bylaws of Ceridian Corporation, as amended (incorporated by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-1969))

10.01*     Amended and Restated Executive Employment
           Agreement between Ceridian Corporation and Lawrence
           Perlman, dated as of November 8, 1996

10.02*     Executive Employment Agreement between Ceridian
           Corporation and Ronald L. Turner, dated February 3, 1995 (incorporated by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1969))

10.03*     Executive Employment Agreement between Ceridian
           Corporation and Stephen B. Morris, dated February 3, 1995 (incorporated by reference to Exhibit 10.04 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1969))

10.04*     Executive Employment Agreement between Ceridian
           Corporation and John R. Eickhoff, dated February 3, 1995 (incorporated by reference to Exhibit 10.05 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1069))

10.05*     Executive Employment Agreement between Ceridian
           Corporation and Ronald James, dated January 1, 1996


* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.

10.06*     Form of Amendment to Executive Employment Agreement
           (applicable to agreements between the Company and Ronald
           L. Turner, Stephen B. Morris, John R. Eickhoff and Ronald
           James)

10.07* Ceridian Corporation 1993 Non-Employee Director Stock Plan (incorporated by reference to Exhibit 2 to the Company's Proxy Statement for Annual Meeting of Stockholders, May 12, 1993 (File No. 1-1969))

10.08* Ceridian Corporation 1996 Director Performance Incentive Plan, as amended through December 31, 1996

10.09* Ceridian Corporation Amended and Restated 1993 Long-Term Incentive Plan (as amended through January 30, 1997)

10.10* Ceridian Corporation 1990 Long-Term Incentive Plan (1992 Restatement) (as amended through October 21, 1994) (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1969))

10.11*     Description of the Ceridian Corporation Annual Executive
           Incentive Plan

10.12* Ceridian Corporation Benefit Equalization Plan, as amended (effective generally as of January 1, 1994) (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1969))

10.13* Ceridian Corporation Employees' Benefit Protection Trust Agreement, dated as of December 1, 1994, between Ceridian Corporation and First Trust National Association
           (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1969))

10.14*     Ceridian Corporation Deferred Compensation Plan
           (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File N. 1-1969))

10.15*     First Declaration of Amendment to Ceridian Corporation
           Deferred Compensation Plan

10.16*     Form of Indemnification Agreement between Ceridian
           Corporation and its Directors

10.17*     Form of Ceridian Corporation Performance Restricted Stock
           Award Agreement

10.18 Agreement for Information Technology Services, dated as of January 10, 1995, between Ceridian Corporation and Integrated Systems Solutions Corporation (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1969))

10.19 Amended and Restated Agreement for Systems Operations Services, dated May 1, 1995, between Comdata Network, Inc. and Integrated Systems Solutions Corporation (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1969))


* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.

10.20 Telecommunications Services Agreement, dated as of December 1, 1994, among Worldcom, Inc., Comdata Network, Inc. and Comdata Telecommunications Services, Inc. (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1969))

10.21 Credit Agreement, dated as of December 12, 1995, among Ceridian Corporation, Bank of America National Trust and Savings Association as Agent, and the Financial Institutions Parties Thereto (incorporated by reference to
           Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1969))

11.        Statement Regarding Computation of Per Share Earnings

12. Statements Regarding Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends

13.        1996 Annual Report to Stockholders of the Company

21.        Subsidiaries of the Company

23.01      Consent of Independent Auditors - KPMG Peat Marwick LLP

23.02      Consent of Independent Auditors - Arthur Andersen LLP

24.        Power of Attorney

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

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended December 31, 1996. The Company did file a report on Form 8-K on January 23, 1997, reporting under Item 5 thereof important factors known to the Company that could cause the Company's actual results in 1997 to differ materially from forward-looking statements made in Company filings with the Securities and Exchange Commission and in press releases and other Company publications, and made orally by Company management. This filing was made for purposes of the safe harbor provided for forward-looking statements by Section 21E of the Securities Exchange Act of 1934, as amended.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 24, 1997.

                              CERIDIAN CORPORATION


                              By    /s/Lawrence Perlman
                                    Lawrence Perlman
                                    Chairman, President and Chief
                                    Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 24, 1997.



/s/Lawrence Perlman                     /s/J R Eickhoff
Lawrence Perlman                        J. R. Eickhoff
Chairman, President and Chief           Executive Vice President
Executive Officer (Principal            and Chief
Executive Officer) and Director         Financial Officer
                                        (Principal Financial Officer)



/s/Loren Gross
Loren D. Gross
Vice President and Corporate
Controller (Principal Accounting
Officer)

*/s/Ruth M. Davis                       */s/George R. Lewis
Ruth M. Davis, Director                 George R. Lewis, Director

*/s/Allen W. Dawson                     */s/Charles Marshall*
Allen W. Dawson, Director               Charles Marshall, Director

*/s/Richard G. Lareau                   */s/Carole J. Uhrich
Richard G. Lareau, Director             Carole J. Uhrich, Director

                                        */s/Richard W. Vieser*
Ronald T. LeMay, Director               Richard W. Vieser, Director

                                        */s/Paul S. Walsh*
                                        Paul S. Walsh, Director


/s/John A. Haveman
*By: John A. Haveman, Attorney-in-fact

                              EXHIBIT INDEX

Exhibit    Description

2.01       Agreement and Plan of Merger dated as of August 23, 1995         IBR
           by and among Ceridian Corporation, Convoy Acquisition
           Corp. and Comdata Holdings Corporation (incorporated by
           reference to Appendix A to the Prospectus contained in the
           Company's Registration Statement on Form S-4 (File No. 33-
           64089))

2.02       Agreement and Plan of Reorganization, dated as of May 25,        IBR
           1994, among Tesseract Corporation, Braemar Acquisition
           Corp. and Ceridian Corporation (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated June 24, 1994, as amended (File No. 1-1969))

3.01       Restated Certificate of Incorporation of Ceridian                IBR
           Corporation (incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-8 (File No. 33-54379))

3.02       Certificate of Amendment of Restated Certificate of              IBR
           Incorporation of Ceridian Corporation (incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No.
           1-1969))

3.03       Bylaws of Ceridian Corporation, as amended (incorporated         IBR
           by reference to Exhibit 3.01 to the Company's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-1969))

10.01*     Amended and Restated Executive Employment                        E
           Agreement between Ceridian Corporation and Lawrence
           Perlman, dated as of November 8, 1996

10.02*     Executive Employment Agreement between Ceridian
           Corporation and Ronald L. Turner, dated February 3, 1995         IBR
           (incorporated by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1994 (File No. 1-1969))

10.03*     Executive Employment Agreement between Ceridian                  IBR
           Corporation and Stephen B. Morris, dated February 3, 1995 (incorporated by reference to Exhibit 10.04 to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1994 (File No. 1-1969))

10.04*     Executive Employment Agreement between Ceridian                  IBR
           Corporation and John R. Eickhoff, dated February 3, 1995 (incorporated by reference to Exhibit 10.05 to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1994 (File No. 1-1069))

10.05*     Executive Employment Agreement between Ceridian                  E
           Corporation and Ronald James, dated January 1, 1996

10.06*     Form of Amendment to Executive Employment Agreement              E
           (applicable to agreements between the Company and Ronald
           L. Turner, Stephen B. Morris, John R. Eickhoff and Ronald
           James)

10.07*     Ceridian Corporation 1993 Non-Employee Director Stock Plan       IBR
           (incorporated by reference to Exhibit 2 to the Company's
           Proxy Statement for Annual Meeting of Stockholders, May
           12, 1993 (File No. 1-1969))

10.08*     Ceridian Corporation 1996 Director Performance Incentive         E
           Plan, as amended through December 31, 1996

10.09*     Ceridian Corporation Amended and Restated 1993 Long-Term         E
           Incentive Plan (as amended through January 30, 1997)

10.10*     Ceridian Corporation 1990 Long-Term Incentive Plan (1992         IBR
           Restatement) (as amended through October 21, 1994)
           (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1994 (File No. 1-1969))

10.11*     Description of the Ceridian Corporation Annual Executive         E
           Incentive Plan

10.12*     Ceridian Corporation Benefit Equalization Plan, as amended       IBR
           (effective generally as of January 1, 1994) (incorporated by reference to Exhibit 10.14 to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1994
           (File No. 1-1969))

10.13*     Ceridian Corporation Employees' Benefit Protection Trust         IBR
           Agreement, dated as of December 1, 1994, between Ceridian Corporation and First Trust National Association
           (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1994 (File No. 1-1969))

10.14*     Ceridian Corporation Deferred Compensation Plan                  IBR
           (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1994 (File N. 1-1969))

10.15*     First Declaration of Amendment to Ceridian Corporation           E
           Deferred Compensation Plan

10.16*     Form of Indemnification Agreement between Ceridian               E
           Corporation and its Directors

10.17*     Form of Ceridian Corporation Performance Restricted Stock        E
           Award Agreement

10.18      Agreement for Information Technology Services, dated as of       IBR
           January 10, 1995, between Ceridian Corporation and
           Integrated Systems Solutions Corporation (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File
           No. 1-1969))

10.19      Amended and Restated Agreement for Systems Operations            IBR
           Services, dated May 1, 1995, between Comdata Network, Inc.
           and Integrated Systems Solutions Corporation (incorporated by reference to Exhibit 10.20 to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1995
           (File No. 1-1969))

10.20     Telecommunications Services Agreement, dated as of                IBR
          December 1, 1994, among Worldcom, Inc., Comdata Network,
          Inc. and Comdata Telecommunications Services, Inc.
          (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended
          December 31, 1995 (File No. 1-1969))

10.21     Credit Agreement, dated as of December 12, 1995, among            IBR
          Ceridian Corporation, Bank of America National Trust and
          Savings Association as Agent, and the Financial
          Institutions Parties Thereto (incorporated by reference to
          Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1969))

11.       Statement Regarding Computation of Per Share Earnings             E

12.       Statements Regarding Computation of Ratio of Earnings to          E
          Fixed Charges and Preferred Dividends

13.       1996 Annual Report to Stockholders of the Company                 E

21.       Subsidiaries of the Company                                       E

23.01     Consent of Independent Auditors - KPMG Peat Marwick LLP           E

23.02     Consent of Independent Auditors - Arthur Andersen LLP             E

24.       Power of Attorney                                                 E

27.       Financial Data Schedule                                           E


          IBR - Incorporated by reference
          E   - Electronically filed