Form 10-Q
period 1997-03-31
CERIDIAN CORP
filed 1997-05-09
CIK 109758

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1997



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

                           YES    X     NO



The number of shares of registrant's Common Stock, par value $.50 per share, outstanding as of March 31, 1997, was 80,365,580.

                      CERIDIAN CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q


                                      INDEX

                                                                     Pages

Part I.   Financial Information


     Item 1.  Financial Statements

          Consolidated Statements of Operations
          for the three month periods ended
          March 31, 1997 and 1996 .................................      3

          Consolidated Balance Sheets as of
          March 31, 1997 and December 31, 1996 ....................      4

          Consolidated Statements of Cash Flows for the three
          month periods ended March 31, 1997 and 1996 .............      5

          Notes to Consolidated Financial Statements ..............      6

          In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as set forth in the notes to consolidated financial statements) necessary to present fairly the financial position as of March 31, 1997, and results of operations and cash flows for the three month periods ended March 31, 1997 and 1996.

          The results of operations for the three month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

          The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations .................   10-12


Part II.  Other Information

     Item 1.  Legal Proceedings ...................................     13

     Item 6.  Exhibits and Reports on Form 8-K ....................     14

Signature .........................................................     15

Exhibit 11. Statement re computation of earnings per share ........     16

FORM 10-Q
PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF OPERATIONS   Ceridian Corporation
(Unaudited)                             and Subsidiaries

                                                          For Periods Ended
                                                               March 31,
(Dollars in millions, except per share data)                 Three Months
                                                            1997         1996
Revenue
  Product sales                                         $  169.0     $  146.3
  Services                                                 245.5        222.7
     Total                                                 414.5        369.0
Cost of revenue
  Product sales                                            124.9        107.7
  Services                                                 120.4        108.1
     Total                                                 245.3        215.8
Gross profit                                               169.2        153.2
Operating expenses
  Selling, general and
    administrative                                          88.2         83.2
  Research and development                                  19.4         16.5
  Other expense (income)                                    14.0          0.8
Earnings before interest and taxes                          47.6         52.7
  Interest income                                            1.5          1.9
  Interest expense                                          (2.3)        (3.1)
Earnings before income taxes                                46.8         51.5
Income tax provision                                         3.0          4.1
Net earnings                                             $  43.8      $  47.4

Earnings per share
  Primary                                                $  0.54      $  0.63
  Fully diluted                                          $  0.54      $  0.59

Weighted average common shares
  and equivalents outstanding (000's)
     Primary                                              81,015       70,122
     Fully diluted                                        81,015       80,506
See notes to consolidated financial statements.

FORM 10-Q
CONSOLIDATED                                   Ceridian Corporation
BALANCE SHEETS (Unaudited)                     and Subsidiaries
--------------------------------------------------------------------------------
                                                    March 31,    December 31,
Assets                                                1997          1996
                                                         (In Millions)

Cash and equivalents                               $  145.7       $  169.2
Trade and other receivables, net                      425.7          382.0
Inventories                                            40.9           47.6
Other current assets                                   17.9           14.8

     Total current assets                             630.2          613.6
Investments and advances                               17.9           13.7
Property, plant and equipment, net                    128.9          129.0
Goodwill and other intangibles, net                   276.1          282.6
Software and development costs, net                   115.6          110.4
Prepaid pension cost                                  101.8           99.5
Other noncurrent assets                                 2.4            2.3
     Total assets                                $  1,272.9     $  1,251.1

Liabilities And Stockholders' Equity

Short-term debt and current
 portion of long-term obligations                    $  1.4         $  2.0
Accounts payable                                       65.2           52.8
Drafts and settlements payable                        130.3          138.4
Customer advances                                      99.5           99.4
Deferred income                                        80.1           74.3
Accrued taxes                                          71.8           75.8
Employee compensation and benefits                     57.9           73.5
Restructure reserves, current portion                  21.2           14.9
Other accrued expenses                                101.8           93.7

     Total current liabilities                        629.2          624.8
Long-term obligations, less current portion           122.0          142.1
Deferred income taxes                                   8.1            7.7
Restructure reserves, less current portion             31.6           42.0
Employee benefit plans                                 73.7           73.3
Deferred income and other
  noncurrent liabilities                               16.3           14.9
Stockholders' equity                                  392.0          346.3
     Total liabilities and
      stockholders' equity                       $  1,272.9     $  1,251.1
--------------------------------------------------------------------------------
See notes to consolidated financial statements.

FORM 10-Q
CONSOLIDATED                                          Ceridian Corporation
STATEMENT OF CASH FLOWS (Unaudited)                     and Subsidiaries
                                                    For Periods Ended March 31,
                                                           Three Months
                                                       1997           1996
                                                          (In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                        $  43.8        $  47.4
Adjustments to reconcile net earnings
 to net cash provided by (used for)
 operating activities:
  Depreciation and amortization                        19.5           16.6
  Restructure reserves utilized                        (4.1)          (4.0)
  Other                                                 4.3           (5.8)
  Net change in working capital items:
   Trade and other receivables                        (45.7)         (31.3)
   Other current assets                                 3.5           (3.3)
   Drafts and settlements payable                      (8.1)           6.8
   Customer advances and deferred income                6.4            -
   Other current liabilities                            1.4          (10.2)
  Net cash provided by (used for)
    operating activities                               21.0           16.2
CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant
   and equipment                                      (13.2)         (10.9)
Expended for software and development costs            (7.9)         (12.8)
Expended for investments in and advances
   to businesses, less cash acquired                   (4.4)          (4.9)
Proceeds from sales of businesses and assets            0.2            0.1
  Net cash provided by (used for)
    investing activities                              (25.3)         (28.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit and overdrafts, net                  (19.2)         (34.3)
Borrowings of other debt                                 -             -
Repayment of other debt                                (1.5)          (3.2)
Preferred stock dividends                                -            (3.2)
Exercise of stock options and other                     1.6            7.4
  Net cash provided by (used for)
    financing activities                              (19.1)         (33.3)
  Effect of exchange rate changes on cash              (0.1)          (0.2)

NET CASH PROVIDED (USED)                              (23.5)         (45.8)
Cash and equivalents at beginning of period           169.2          151.7
Cash and equivalents at end of period              $  145.7       $  105.9

See notes to consolidated financial statements.

                                    FORM 10-Q
                      CERIDIAN CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1997
                              (Dollars in millions)
                                   (Unaudited)

Capital Assets
                                                  March 31,   December 31,
                                                     1997         1996
Property, Plant and Equipment
Land                                            $       2.8   $        2.6
Machinery and equipment                               279.9          271.2
Buildings and improvements                             78.4           77.7
Construction in progress                                0.4            0.5
                                                      361.5          352.0
Accumulated depreciation                             (232.6)        (223.0)
Property, plant and equipment, net              $     128.9    $     129.0

Goodwill and Other Intangibles
Goodwill                                        $     249.6    $     250.0
Accumulated amortization                              (43.5)         (40.1)
Goodwill, net                                         206.1          209.9
Other intangible assets                                83.6           85.0
Accumulated amortization                              (13.6)         (12.3)
Other intangibles, net                                 70.0           72.7
Goodwill and other intangibles, net             $     276.1    $     282.6

Software and Development Costs
Purchased software                              $      44.9    $      40.8
CII development cost                                   89.9           83.6
Other software development cost                        22.6           22.1
                                                      157.4          146.5
Accumulated amortization                              (41.8)         (36.1)
Software and development costs, net             $     115.6     $    110.4


                                                  For Periods Ended March 31,
                                                         Three Months
Depreciation and Amortization                          1997           1996
Depreciation and amortization of
 property, plant and equipment                  $      12.0      $    10.6
Amortization of goodwill                                3.4            3.0
Amortization of other intangibles                       1.8            1.2
Amortization of software and
 development costs                                      3.1            2.5
Other amortization                                     (0.8)          (0.7)
          Total                                 $      19.5      $    16.6

                                    FORM 10-Q
                      CERIDIAN CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1997
                              (Dollars in millions)
                                   (Unaudited)

STOCKHOLDERS' EQUITY
                                                        March 31,  December 31,
                                                           1997         1996
  Common Stock
    Par value - $.50
    Shares authorized - 200,000,000
    Shares issued - 80,404,768 and 79,789,627            $   40.2      $   39.9
    Shares outstanding - 80,365,580 and 79,768,431
  Additional paid-in capital                              1,121.7       1,123.4
  Accumulated deficit                                      (754.4)       (798.7)
  Foreign currency translation adjustments                   (0.4)          0.4
  Restricted stock awards                                    (7.8)        (12.0)
  Pension liability adjustment                               (6.3)         (6.3)
  Treasury stock, at cost (39,188 and
   21,196 common shares)                                     (1.0)         (0.4)
        Total stockholders' equity                       $  392.0      $  346.3




OTHER EXPENSE (INCOME)
                                                    For Periods Ended March 31,
                                                             Three Months
                                                         1997          1996
Foreign currency translation expense (income)         $   1.0        $ (0.1)
Loss (Gain) on sale of assets                             0.2           0.1
Other expense (income)                                   (1.0)         (0.2)
Age Discrimination Settlement                            13.0           0.0
Minority interest and equity in operations
  of affiliates                                           0.8           1.0
Total                                                 $  14.0        $  0.8

                                     FORM 10-Q
                          CERIDIAN CORPORATION AND SUBSIDIARIES
                        Notes to Consolidated Financial Statements
                                   March 31, 1997
                                (Dollars in millions)
                                     (Unaudited)


RECEIVABLES
                                                   March 31,   December 31,
                                                      1997           1996
Trade and Other Receivables, Net:
  Trade, less allowance of $12.7 and $11.4        $  296.4       $  259.5
  Unbilled                                           116.4          111.5
  Other                                               12.9           11.0
                                                  --------      ---------
    Total                                         $  425.7       $  382.0


RESTRUCTURE RESERVES
                                     Bal                                  Bal
                                   Dec 31,                               Mar 31,
                                     1996     Adds     Paid     Other      1997

Severance and Related Costs        $  4.7    $  --    $  1.1    $  --     $  3.6
Vacant Space                         10.8       --       2.0       --        8.8
Costs to Dispose of Businesses        1.8       --        --       --        1.8
Legal Costs                          10.9       --       0.7       --       10.2
Environmental Costs                  11.3       --       0.2       --       11.1
Duplicate Processing/Support          0.3       --        --       --        0.3
Other                                17.1       --       0.1       --       17.0
Total                              $ 56.9    $  --    $  4.1    $  --     $ 52.8

                                    FORM 10-Q
                      CERIDIAN CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1997
                              (Dollars in millions)
                                   (Unaudited)


INVESTING ACTIVITY

          In February 1997, Ceridian acquired FLX Corporation, a developer of human resources management and benefits software which had revenue of $3.7 million in 1996 and is associated with the Human Resources Group. The acquisition was accounted for by the pooling-of-interests method.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

    THE STATEMENTS REGARDING CERIDIAN CORPORATION ("CERIDIAN" OR "THE COMPANY") CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL IN NATURE, PARTICULARLY THOSE THAT UTILIZE TERMINOLOGY SUCH AS "EXPECTS," "ANTICIPATES," "BELIEVES" OR "PLANS," ARE FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS, AND ENTAIL VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS KNOWN TO CERIDIAN THAT COULD CAUSE SUCH MATERIAL DIFFERENCES ARE DISCUSSED UNDER THE CAPTION "1997 FINANCIAL OUTLOOK" ON PAGES 24 AND 25 OF CERIDIAN'S 1996 ANNUAL REPORT TO STOCKHOLDERS, WHICH IS INCORPORATED BY REFERENCE INTO PART II, ITEM 7 OF CERIDIAN'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996, WHICH DISCUSSION IS ALSO INCORPORATED HEREIN BY REFERENCE.

RESULTS OF OPERATIONS

    Included in the Company's first quarter 1997 results is a charge of $13.0 million ($12.1 million after tax) recorded as the result of the March 1997 settlement of certain age discrimination litigation involving the Company (see
Part II, Item 1 of this report). Absent the charge related to this settlement, the Company would have reported first quarter 1997 net earnings of $55.9 million, or $0.69 per fully diluted common share.

    REVENUE. The following table sets forth revenue for the Company, its two industry segments, and the businesses that comprise those segments for the periods shown:

                                          Quarter ended March 31,
(DOLLARS IN MILLIONS)               1997                          1996
                                                    change
Information Services Segment
  Arbitron                          $36.6            1.5%         $36.1
  Human Resources Group             149.4           18.1%         126.6
  Comdata                            77.9            9.0%          71.5
                                   ------                         -----
     Total                          263.9           12.7%         234.2

Defense Electronics Segment
  Computing Devices International   150.6           11.8%         134.8
                                   ------                         -----

     Total Revenue                 $414.5           12.3%         369.0
                                   ------                         -----
                                   ------                         -----

    About 30% of Information Services' revenue growth was attributable to acquisitions. Also affecting Information Services' revenue comparison was a first quarter 1996 change in the revenue recognition policy of Arbitron's Scarborough Research Partnership ("SRP") which had the effect of increasing Arbitron's first quarter 1996 revenue by $3.4 million. Adjusting for these factors, Information Services' revenue increased 10% in the quarterly comparison.

    Slightly more than one-fourth of the revenue growth in HRG was due to acquisitions. Adjusted for acquisitions, HRG's revenue growth largely reflected increases in the seasonal volume of W-2 processing, in consulting and installation services, and in investment income from tax filing deposits, as well as increased demand for Resumix's skills management software and related services. Approximately half of Comdata's revenue growth was due to acquisitions. Adjusted for acquisitions, Comdata's revenue growth reflected a significant increase in the number of ATM cash advance transactions in its gaming business and, in its transportation business, increased demand for telecommunications services and for Trendar systems to improve automation at truck stop fuel desks. Partially offsetting these revenue gains were a decrease in revenue from credit card cash advances in the gaming business, reflecting both a decrease in transactions and an increase by a major credit card association in the merchant discount rate on such transactions (which is netted against revenue), and a decrease in revenue recognized by Comdata as the result of unreconciled transactions. Adjusting for the impact of the SRP revenue recognition change, Arbitron's revenue increased 12%, as it experienced an increase in revenue from sales of radio audience measurement services and analytical software and an accelerated pace of order renewals for the Scarborough Report.

    Computing Devices' revenue increase was due primarily to contracts in its U.S. operations for the production of avionics, data storage and intelligence systems that are nearing completion, the 1996 increase in orders for avionics products from its United Kingdom operations, and the Iris contract.

    GROSS MARGIN. The Company's gross margin decreased in the quarterly comparison from 41.5% to 40.8%, reflecting a decrease in Computing Devices from 22.9% to 20.9% of revenue. The decrease in Computing Devices' gross margin was due primarily to inventory write-downs in its U.S. operations related to the wearable computer and contract manufacturing operations.

    Information Services' gross margin was unchanged in the quarterly comparison at 52.2%, with margin improvements in Arbitron effectively negated by a margin decrease in Comdata. The gross margin increase in Arbitron was due in part to additional costs in the first quarter 1996 resulting from the change in SRP's revenue recognition policy, but also to the revenue growth from radio ratings and software applications and cost reduction efforts in connection with a proprietary marketing analysis system that Arbitron acquired several years ago. The gross margin decrease in Comdata was primarily due to increased agent commissions paid to gaming locations, to the increased merchant discount rate, and to revenue mix.

    OPERATING EXPENSES. The increase in the Company's operating expenses from 27.2% of revenue in the first quarter of 1996 to 29.3% of revenue in the first quarter of 1997 was due to the $13.0 million of other expense related to the previously mentioned litigation settlement. Apart from that expense, operating expenses decreased to 26.2% of revenue in the first quarter 1997. This decrease was primarily due to a Company-wide decrease in selling, general and administrative ("SG&A") expenses from 22.5% to 21.3% of revenue in the quarterly comparison. About half of this improvement was due to higher compensation expense during the first quarter 1996 associated with the Company's performance restricted stock plan. Also contributing to the improvement was decreased selling expense in Computing Devices' U.S. operations.

    EARNINGS BEFORE INTEREST AND TAXES. The Company's earnings before interest and taxes ("EBIT") decreased $5.0 million, or 9.6%, from the first quarter 1996 to the first quarter 1997. Apart from the impact of the litigation settlement, the Company's EBIT increased $8.0 million, or 15.1%. Information Services' EBIT increased $6.7 million, or 15.8%, in the quarterly comparison, and increased from 18.1% of revenue in the first quarter 1996 to 18.6% of revenue in the first quarter 1997. Computing Devices' EBIT increased $1.3 million, or 12.5%, in the quarterly comparison, and increased as a percentage of revenue from 7.5% to 7.6%.

    INTEREST INCOME AND EXPENSE AND TAXES. The decrease in interest expense in the quarterly comparison reflected lower levels of debt. The provisions for income taxes for the first quarters of 1996 and 1997 reflect effective tax rates of 8.0% and 6.4%, respectively. The provisions primarily relate to state and foreign taxes, and the decrease in the effective rate reflects an increased portion of the Company's consolidated earnings being derived from the U.S.

FINANCIAL CONDITION

    Of the Company's cash and equivalents at March 31, 1997, $82.8 million were the U.S. dollar equivalent of unhedged Canadian dollar cash and equivalents held by the Company's Canadian subsidiary, and $14.5 million was required to service Comdata's ATM machines. In early April 1997, the Company also paid $24.0 million in settlement of the previously described litigation.

    Reflected in the cash utilized in the first quarter 1997 in connection with working capital items was a $45.7 million increase in trade and other receivables, primarily reflecting increases in Comdata's gaming receivables relating to the first quarter ending on a Monday. Cash and receivables balances can be significantly affected by the particular day of the week on which the applicable accounting period ends, primarily because of the large volume of weekend transactions in Comdata's gaming business. Investing activities utilized somewhat less cash during the first quarter 1997 compared to the first quarter 1996 because of lower expenditures for capitalized software, as HRG was in the process of assessing and scheduling additional development efforts required in connection with the CII software development project. Financing activities also utilized less cash during the first quarter 1997 as compared to the first quarter 1996, with the difference primarily reflecting a decrease in the amount of debt repaid and the elimination of the dividend on the Company's
5 1/2% preferred stock following its conversion into common stock in December 1996.

    At March 31, 1997, $115.0 million in revolving loans and $1.4 million in standby letters of credit were outstanding under the Company's revolving credit facility. The Company was in compliance with all covenants contained in the credit facility on that date, and would have been entitled to avail itself of an additional $367 million of borrowing under the permitted debt covenant in the credit facility.

                         CERIDIAN CORPORATION AND SUBSIDIARIES
                                      FORM 10-Q
                                    March 31, 1997

Part II. Other Information

Item 1.  Legal Proceedings

    Age Discrimination Litigation. On March 5, 1997, Ceridian announced that it had agreed to settle lawsuits brought by 313 former employees who were terminated during the period 1987-1990, and who had filed suit against Ceridian in U.S. District Court in Minnesota in 1990 alleging violations of the Age Discrimination in Employment Act. Under an agreement in which Ceridian denied any wrongdoing, plaintiffs and their attorneys were paid $28.5 million on April 1, 1997, with $24.0 million paid by Ceridian and $4.5 million paid by Control Data Systems, Inc. Ceridian will seek to recover the portion of its share of the settlement attributable to employees of its former Imprimis Technology Incorporated subsidiary from Seagate Technology, Inc., the purchaser of that subsidiary. Of the $24 million cost of the settlement to Ceridian, $11 million was covered by reserves that had been established in June 1994 and the $13 million balance was recorded in the first quarter 1997.

    Retirement Plan Litigation. On May 5, 1997, the U.S. District Court in Minnesota ruled on a motion by Ceridian and its U.S. defined benefit pension plans (collectively, the "Plan") for summary judgment in connection with class action litigation involving 12,000 former employees seeking increased lump sum pension benefit payments. Although the court granted the defendants' motion for summary judgment as to three of the four counts in the complaint, in the course of the opinion and order denying summary judgment on the fourth count, the court expressed the view that the Plan unambiguously specified a discount rate that would have provided larger lump sum pension benefits than had been paid by the Plan. Ceridian believes that the court's actions in connection with the remaining count are in error, will seek reconsideration, and will appeal any adverse judgment. Any such judgment would result in an increase in Plan liabilities that is not currently determinable.

                        CERIDIAN CORPORATION AND SUBSIDIARIES
                                      FORM 10-Q
                                    March 31, 1997

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits.

    Exhibit                      Description

     11            Statement re computation of earnings per share
     27            Financial Data Schedule
     27.1          Financial Data Schedule - 1993 Restated
     27.2          Financial Data Schedule - 1994 Restated
     27.3          Financial Data Schedule - 1995 Restated

    (b)  Reports on Form 8-K.

         The Company filed a Form 8-K on January 23, 1997, reporting under
         Item 5 thereof important factors known to the Company that could cause the Company's actual results in 1997 to differ materially from forward-looking statements made in Company filings with the Securities and Exchange Commission and in press releases and other Company publications, and made orally by Company management. This filing was made for purposes of the safe harbor provided for forward-looking statements by Section 21E of the Securities Exchange Act of 1934, as amended.

                                      SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended March 31, 1997, to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CERIDIAN CORPORATION
                                              Registrant




Date:  May 8, 1997                     /s/ L. D. Gross
                                       L. D. Gross
                                       Vice President and
                                       Corporate Controller
                                       (Principal Accounting Officer)