Form 10-Q
period 1997-06-30
CERIDIAN CORP
filed 1997-08-12
CIK 109758

                                 FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1997



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

                           YES    X     NO



The number of shares of registrant's Common Stock, par value $.50 per share, outstanding as of July 31, 1997, was 80,719,240.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q


                                   INDEX

                                                                     Pages

Part I.   Financial Information


     Item 1.  Financial Statements

          Consolidated Statements of Operations
          for the three and six month periods ended
          June 30, 1997 and 1996 ..............................          3

          Consolidated Balance Sheets as of
          June 30, 1997 and December 31, 1996 .................          4

          Consolidated Statements of Cash Flows for the six
          month periods ended June 30, 1997 and 1996 ..........          5

          Notes to Consolidated Financial Statements ...............     6

          In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as set forth in the notes to consolidated financial statements) necessary to present fairly the financial position as of June 30, 1997, and results of operations for the three and six month periods and cash flows for the six month periods ended June 30, 1997 and 1996.

          The results of operations for the six month period ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year.

          The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ................      10


Part II.  Other Information

     Item 1.  Legal Proceedings ..................................      14
     Item 4.  Submission of Matters to a Vote of
              Security Holders ...................................      14
     Item 6.  Exhibits and Reports on Form 8-K ...................      15

Signature ........................................................      16

FORM 10-Q
PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS                   Ceridian Corporation
(Unaudited)                                                 and Subsidiaries
                                             For Periods Ended June 30,
                                          Three Months        Six Months
                                          1997     1996     1997      1996
                                (Dollars in millions, except per share data)

Revenue
  Product sales                         $161.8    $154.4   $330.8    $300.7
  Services                               242.4     207.1    487.9     429.8
     Total                               404.2     361.5    818.7     730.5
Cost of revenue
  Product sales                          113.4     108.5    237.8     216.2
  Services                               126.2     109.1    247.1     217.2
     Total                               239.6     217.6    484.9     433.4
Gross profit                             164.6     143.9    333.8     297.1
Operating expenses
  Selling, general and
    administrative                        92.4      81.3    180.6     164.5
  Research and development                17.1      16.4     36.5      32.9
  Other expense (income)                   2.1       1.1     16.1       1.9
Earnings before interest and taxes        53.0      45.1    100.6      97.8
  Interest income                          1.2       1.9      2.7       3.8
  Interest expense                        (2.3)     (2.6)    (4.6)     (5.7)
Earnings before income taxes              51.9      44.4     98.7      95.9
Income tax provision                       3.4       3.6      6.4       7.7
Net earnings                            $ 48.5    $ 40.8   $ 92.3    $ 88.2

Earnings per share
  Primary                               $ 0.60    $ 0.53   $ 1.14    $ 1.16
  Fully diluted                         $ 0.60    $ 0.50   $ 1.14    $ 1.09

Weighted average common shares
and equivalents (000's)
   Primary                              81,450    70,634   81,231    70,428
   Fully diluted                        81,450    81,018   81,231    80,812
See notes to consolidated financial statements.

FORM 10-Q
CONSOLIDATED                                   Ceridian Corporation
BALANCE SHEETS (Unaudited)                     and Subsidiaries
                                                  June 30,   December 31,
Assets                                              1997        1996
                                                        (In Millions)

Cash and equivalents                              $   107.3    $  169.2
Trade and other receivables, net                      452.6       382.0
Inventories                                            46.4        47.6
Other current assets                                   17.7        14.8
     Total current assets                             624.0       613.6
Investments and advances                               18.0        13.7
Property, plant and equipment, net                    131.2       129.0
Goodwill and other intangibles, net                   306.9       282.6
Software and development costs, net                   126.3       110.4
Prepaid pension cost                                  104.0        99.5
Other noncurrent assets                                 2.3         2.3
     Total assets                                 $ 1,312.7    $1,251.1

Liabilities And Stockholders' Equity

Short-term debt and current
 portion of long-term obligations                 $     0.6    $    2.0
Accounts payable                                       57.8        52.8
Drafts and settlements payable                        136.5       138.4
Customer advances                                     107.9        99.4
Deferred income                                        79.5        74.3
Accrued taxes                                          71.3        75.8
Employee compensation and benefits                     61.4        73.5
Restructure reserves, current portion                   8.8        14.9
Other accrued expenses                                 91.8        93.7
     Total current liabilities                        615.6       624.8
Long-term obligations, less current portion           116.8       142.1
Deferred income taxes                                   8.1         7.7
Restructure reserves, less current portion             30.1        42.0
Employee benefit plans                                 73.2        73.3
Deferred income and other
  noncurrent liabilities                               16.4        14.9
Stockholders' equity                                  452.5       346.3
     Total liabilities and
      stockholders' equity                        $ 1,312.7    $1,251.1

See notes to consolidated financial statements.

FORM 10-Q
CONSOLIDATED STATEMENTS OF                        Ceridian Corporation
CASH FLOWS (Unaudited)                            and Subsidiaries
                                              For Periods Ended June 30,
                                                       Six Months
                                                   1997         1996
                                                     (In Millions)

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                     $  92.3      $  88.2
Adjustments to reconcile net earnings
 to net cash provided by (used for)
 operating activities:
  Depreciation and amortization                     38.5         33.9
  Restructure reserves utilized                    (18.0)        (8.4)
  Other                                              4.9        (10.4)
  Net change in working capital items:
   Trade and other receivables                     (71.7)       (37.8)
   Other current assets                             (1.8)        (9.2)
   Drafts and settlements payable                   (1.9)        12.5
   Customer advances and deferred income            13.9         22.2
   Other current liabilities                       (14.1)        (5.0)
  Net cash provided by (used for)
    operating activities                            42.1         86.0
CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant
   and equipment                                   (26.9)       (23.9)
Expended for software and development costs        (21.6)       (23.4)
Expended for investments in and advances
   to businesses, less cash acquired               (26.1)       (10.1)
Proceeds from sales of businesses and assets           -          7.3
Collection of notes from asset sales                 0.3          0.3
  Net cash provided by (used for)
    investing activities                           (74.3)       (49.8)
CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit and overdrafts, net               (25.0)       (59.0)
Borrowings of other debt                               -           -
Repayment of other debt                             (2.5)        (5.4)
Preferred stock dividends                              -         (6.5)
Exercise of stock options and other                 (2.2)         9.0
  Net cash provided by (used for)
    financing activities                           (29.7)       (61.9)

  Effect of exchange rate changes on cash              -           -

NET CASH PROVIDED (USED)                           (61.9)       (25.7)
Cash and equivalents at beginning of period        169.2        151.7
Cash and equivalents at end of period            $ 107.3      $ 126.0

See notes to consolidated financial statements.

                                 FORM 10-Q
                   CERIDIAN CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                               June 30, 1997
                           (Dollars in millions)
                                (Unaudited)

Capital Assets
                                           June 30,     December 31,
                                              1997           1996

Property, Plant and Equipment
Land                                    $      2.8     $      2.6
Machinery and equipment                      292.6          271.2
Buildings and improvements                    79.0           77.7
Construction in progress                       0.7            0.5
                                             375.1          352.0
Accumulated depreciation                    (243.9)        (223.0)
Property, plant and equipment, net      $    131.2     $    129.0

Goodwill and Other Intangibles
Goodwill                                $    270.7     $    250.0
Accumulated amortization                     (46.6)         (40.1)
Goodwill, net                                224.1          209.9
Other intangible assets                       98.1           85.0
Accumulated amortization                     (15.3)         (12.3)
Other intangibles, net                        82.8           72.7
Goodwill and other intangibles, net     $    306.9     $    282.6

Software and Development Costs
Purchased software                      $     50.2     $     40.8
CII development cost                          97.7           83.6
Other software development cost               23.4           22.1
                                             171.3          146.5
Accumulated amortization                     (45.0)         (36.1)
Software and development costs, net     $    126.3     $    110.4


                                         For Periods Ended June 30,
                                                 Six Months
Depreciation and Amortization                 1997           1996
Property, plant and equipment           $     23.4     $     21.9
Goodwill                                       7.0            6.0
Other intangibles                              3.5            2.6
Software and development costs                 6.2            4.7
Other                                         (1.6)          (1.3)
          Total                         $     38.5     $     33.9



                                 FORM 10-Q
                   CERIDIAN CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                               June 30, 1997
                           (Dollars in millions)
                                (Unaudited)

STOCKHOLDERS' EQUITY
                                                     June 30,  December 31,
                                                       1997        1996
  Common Stock
    Par value - $.50
    Shares authorized - 200,000,000
    Shares issued - 80,842,798 and 79,789,627        $   40.4    $   39.9
    Shares outstanding - 80,799,321 and 79,768,431
  Additional paid-in capital                          1,132.2     1,123.4
  Accumulated deficit                                  (705.9)     (798.7)
  Foreign currency translation adjustments               (0.4)        0.4
  Restricted stock awards                                (6.2)      (12.0)
  Pension liability adjustment                           (6.3)       (6.3)
  Treasury stock, at cost (43,477 and
   21,196 common shares)                                 (1.3)       (0.4)
        Total stockholders' equity                   $  452.5    $  346.3

In June 1997, the Company's Board of Directors authorized the repurchase of an additional 3,000,000 shares of Ceridian common stock, supplementing a program initiated in July 1994 which authorized the repurchase of 2,000,000 shares. During the first half of 1997, the Company purchased 337,033 shares of its common stock bringing the total acquired under this program to 990,547.

OTHER EXPENSE (INCOME)
                                           For Periods Ended June 30,
                                        Three Months        Six Months
                                       1997     1996      1997     1996
Foreign currency translation
  expense (income)                    $  0.1   $    -    $  1.1   $ (0.1)
Loss (Gain) on sale of assets              -        -       0.3      0.1
Other expense (income)                  (0.1)    (0.1)     (1.2)    (0.3)
Age discrimination settlement              -        -      13.0         -
Minority interest and equity
  in operations of affiliates            2.1      1.2       2.9      2.2
Total                                 $  2.1   $  1.1    $ 16.1   $  1.9

                                 FORM 10-Q
                   CERIDIAN CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                               June 30, 1997
                           (Dollars in millions)
                                (Unaudited)


RECEIVABLES
                                                 June 30,   December 31,
                                                   1997        1996
Trade and Other Receivables, Net:
  Trade, less allowance of $13.3 and $11.4        $ 318.2     $ 259.5
  Unbilled                                          123.8       111.5
  Other                                              10.6        11.0
    Total                                         $ 452.6     $ 382.0



RESTRUCTURE RESERVES

                                Bal                                Bal
                              Dec 31,                            June 30,
                                1996    Adds    Paid    Other      1997

Severance and Related
 Costs                        $ 4.7     $ --  $ 2.1    $   --    $ 2.6
Vacant Space                   10.8       --    2.3      (0.1)     8.6
Costs to Dispose of
 Businesses                     1.8       --    1.3        --      0.5
Legal Costs                    10.9       --   10.9        --       --
Environmental Costs            11.3       --    0.3        --     11.0
Duplicate
 Processing/Support             0.3       --     --        --      0.3
Other                          17.1       --    1.1       0.1     15.9
Total                         $56.9     $ --  $18.0    $   --    $38.9




The legal cost payments relate to age discrimination litigation which was settled on March 5, 1997 for $28.5 million. Ceridian's obligation was $24 million, of which $11 million was paid out of restructuring reserves established in June 1994 and $13 million was paid out of accruals established during first quarter 1997.

                                 FORM 10-Q
                   CERIDIAN CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                               June 30, 1997
                           (Dollars in millions)
                                (Unaudited)


INVESTING ACTIVITY

During the first six months of 1997, Ceridian acquired three small businesses related to its Information Services operations. In February, Ceridian acquired FLX Corporation, Inc., a developer of human resources management and benefits software that had revenue of $3.7 in 1996 and is associated with the Human Resources Group. The acquisition was accounted for by the pooling-of-interests method. In April, the Company purchased the stock of Archco, Inc., a provider of fuel management services. Archco had revenue of approximately $2.0 during 1996. In May, Ceridian purchased the assets of Premier CashLink, a provider of cash advance services to the gaming industry. Premier CashLink had approximately $16.0 of revenue in 1996. These acquisitions are associated with the Company's Comdata subsidiary. Also in May, Ceridian acquired Innovative Business and Training Solutions, Inc., a developer of self-service workflow solutions and related consulting services that had revenue of nearly $2.0 in 1996 and has become part of Ceridian's U.S. payroll processing and tax filing services business.

The aggregate consideration for these acquisitions consisted of $20.5 in cash and 942,670 Ceridian common shares.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               June 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



     The statements regarding Ceridian Corporation contained in this report that are not historical in nature, particularly those that utilize terminology such as "expects," "anticipates," "believes" or "plans," are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to Ceridian that could cause such material differences are discussed under the caption "1997 Financial Outlook" on pages 24 and 25 of Ceridian's 1996 Annual Report to Stockholders, which is incorporated by reference into Part II, Item 7 of
Ceridian's Annual Report on Form   10-K for the year ended December 31,
1996, which discussion is also incorporated herein by reference.

Results of Operations

     Included in the Company's first half 1997 results is a charge of $13.0 million ($12.1 million after tax) recorded as the result of the March 1997 settlement of certain age discrimination litigation. Absent the charge related to this settlement, the Company would have reported first half 1997 net earnings of $104.5 million, or $1.29 per fully diluted common share.

     Revenue. The following table sets forth revenue for the Company, its two industry segments, and the businesses that comprise those segments for the periods shown:

                           Quarter ended June 30,  Six Months ended June 30,
(Dollars in millions)       1997           1996     1997            1996
                                  change                   change
Information Services
Segment
  Arbitron                 $ 41.8   6.1%  $ 39.4    $ 78.4   3.9%  $ 75.5
  Human Resources Group     136.3  19.3%   114.4     285.7  18.6%   241.0
  Comdata                    83.7  15.3%    72.5     161.6  12.2%   144.0
     Total                  261.8  15.7%   226.3     525.7  14.2%   460.5

Defense Electronics
Segment
  Computing Devices Int'l   142.4   5.2%   135.2     293.0   8.5%   270.0

     Total Revenue         $404.2  11.8%  $361.5    $818.7  12.1%  $730.5


     After adjusting for revenue growth attributable to acquisitions occurring during or after the second quarter 1996, and to a first quarter 1996 change in the revenue recognition policy of Arbitron's Scarborough Research Partnership ("SRP"), Information Services' revenue increased 10.1% in both the quarterly and year-to-date comparisons. After adjusting for acquisitions, the largest of which involved employee assistance and work/life balance businesses, HRG's revenue growth was 13.6% in the quarterly comparison and 13.4% in the six month comparison, with the greatest rates of growth involving U.S. payroll tax filing services, consulting and installation services, and Resumix's skills management software and related services. Although the average yield on payroll tax filing deposits changed little from 1996 to 1997, interest income increased about 20% in the quarterly and six month comparisons, reflecting increased business volume and an increase in the average number of days deposits were held. The increase in business volume resulted from growth in the customer base and the increase in the average time that deposits were held was due in large measure to the earlier collection by the Company of tax filing deposits in anticipation of the implementation of IRS electronic funds transfer regulations that reduce by one day the period of time certain tax

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               June 30, 1997

Results of Operations (continued)


filing deposits may be held. With the July 1997 implementation of these regulations, the average deposit holding period may decrease from the level experienced inthe first half of 1997, but should be comparable to or somewhat better than levels experienced in 1996.

     Comdata's 15.3% and 12.2% revenue growth in the quarterly and six month comparisons, respectively, included revenue from acquisitions, which in 1996 included permitting and funds transfer businesses serving trucking companies and in 1997 included a provider of cash advance services to the gaming industry. Adjusting for these acquisitions, Comdata's revenue growth was 6.7% and 5.3% in the quarterly and six month comparisons, respectively. The revenue growth reflected about a 70% increase in each of the quarterly and six month comparisons in the number of ATM cash advance transactions in its gaming business and, in its transportation business, increased sales of prepaid phone cards and Trendar fuel desk automation systems, and a modest increase in the level of funds transfer transactions. Partially offsetting these revenue gains were a decrease in revenue from permitting services, routing and scheduling software, unmatched transactions and, in the six month comparison, credit card cash advances in the gaming business. Increasing competitive pressures on Comdata's gaming business, such as increased usage of lower fee sources of cash such as ATM machines, and slower growth in its gaming industry generally are expected to reduce the growth rate of the gaming business during the second half of 1997.

     Adjusting for the impact of the SRP revenue recognition change, which increased Arbitron's first quarter 1996 revenue by $3.4 million, Arbitron's revenue increased 8.7% in the six month comparison. Arbitron's revenue growth in both the quarterly and six month comparisons reflected an increased number of ratings subscribers, price escalators in multi-year contracts, generally favorable pricing in connection with renewal contracts and increased sales of the Scarborough Report.

     Computing Devices' revenue increase in the quarterly and six month comparisons was due primarily to contracts in its U.S. operations for the production of avionics, data storage and intelligence systems that are nearing completion, increased sales of reconnaissance and avionics products from its United Kingdom operations, and increased revenue from the Iris contract and from sales of anti-submarine warfare systems in the Canadian operations. Order activity for Computing Devices during the first six months of 1997 was about 9% greater than in the first six months of 1996, with order strength in the Canadian and United Kingdom operations more than offsetting relative order weakness in the U.S. operations.

     Costs and Expenses. The Company's gross margin increases in both the quarterly and six month comparisons reflected the relatively greater revenue growth in the Information Services segment. The Company's gross margin improvement in the quarterly comparison also reflected an increase in Computing Devices' gross margin from 21.1% to 23.1%. This increase was largely attributable to Computing Devices' Canadian operations, reflecting improved margins on the Iris contract as it moves further into the production phase and on a light armored vehicle reconnaissance contract that is nearing completion, and more favorable product mix in maritime systems. Computing Devices' gross margin was unchanged in the six month comparison, as these favorable factors were largely offset by first quarter 1997 inventory write-downs in the U.S. operations related to the wearable computer and contract manufacturing operations.

     The decline in Information Services' gross margin in the quarterly comparison from 51.0% to 50.3% and from 51.6% to 51.2% in the year to date comparison reflected a gross margin decrease in Comdata that was only partially offset by increases in Arbitron and, to a lesser degree, in HRG. The gross margin decrease in Comdata was primarily due to increased agent commissions paid to gaming locations, reflecting competitive pressures, and to revenue mix. The gross margin increases in Arbitron largely reflected revenue growth from radio ratings and software applications and, in the six month comparison, additional costs in the first quarter of 1996 resulting from the change in SRP's revenue recognition policy.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               June 30, 1997

Results of Operations (continued)

     The Company's decrease in selling, general and administrative ("SG&A") expenses as a percentage of revenue from 22.5% to 22.0% in the six month comparison reflected a decrease in such expenses in Computing Devices from 11.7% to 9.9% of revenue, resulting from a decrease in selling expense in its U.S. operations and a decrease in compensation expense associated with the Company's performance restricted stock plan, reflecting the Company's more favorable 1996 stock price performance. The increase in the Company's SG&A expenses from 22.5% to 22.8% of revenue in the quarterly comparison was attributable to an increase in Information Services from 29.2% to 29.6% of revenue, reflecting an increase in such expenses as a percentage of revenue in Comdata that was only partially offset by decreases in Arbitron
and, to a lesser degree, in HRG.   Computing Devices' SG&A expenses also
decreased from 11.3% to 10.4% of revenue in the quarterly comparison.

     The decrease in Information Services' research and development ("R&D") expenses as a percentage of revenue in the 1997 periods was due to a sizable decrease in HRG, particularly in the second quarter, reflecting the cessation of certain R&D efforts in Tesseract. Partially offsetting the decrease was an increase in R&D expense in Arbitron associated with upgrading its information technology infrastructure. The increase in R&D expense as a percentage of revenue in Computing Devices was primarily due to its Canadian operations, largely reflecting expenditures to upgrade communications technology in connection with add-ons to the Iris contract.

     The increase in the Company's other expense in the quarterly comparison reflected Computing Devices' share of the losses of a partnership developing a satellite-based data distribution system, while the increase in the six month comparison was primarily due to the settlement of the age discrimination litigation.

     Earnings Before Interest and Taxes. The Company's earnings before interest and taxes ("EBIT") increased $8.0 million, or 17.7%, in the quarterly comparison, and $2.9 million, or 3.0%, in the six month comparison. Adjusting for the impact of the first quarter 1997 litigation settlement, the Company's EBIT increased $15.9 million, or 16.3%, in the six month comparison, from 13.4% to 13.9% of revenue. Information Services' EBIT increased $5.5 million, or 15.2%, in the quarterly comparison, but as a percentage of revenue was unchanged at 15.8%. Computing Devices EBIT increased $2.5 million, or 27.1%, in the quarterly comparison, from 6.8% of revenue to 8.3%. In the six month comparison, Information Services' EBIT increased $12.2 million, or 15.5%, from 17.0% of revenue to 17.2%. Over the same period, Computing Devices' EBIT increased $3.8 million, or 19.5%, from 7.2% to 7.9% of revenue.

     Interest Income and Expense and Taxes. The decrease in interest expense in the quarterly and six month comparisons reflected lower levels of debt, while the decrease in interest income reflected lower levels of cash in the 1997 periods. The provisions for income taxes for the first six months of 1996 and 1997 reflect effective tax rates of 8.0% and 6.5%, respectively. The provisions primarily relate to state and foreign taxes, and the decrease in the effective rate reflects an increased portion of consolidated earnings being derived from the U.S.

Financial Condition

     The Company's cash and equivalents at June 30, 1997 were $107.3 million, a decrease of $61.9 million from December 31, 1996. Of the June 30, 1997 balance, $76.6 million were the U.S. dollar equivalent of unhedged Canadian dollar cash and equivalents held by the Company's Canadian subsidiary, and $14.2 million was required to service Comdata's ATM machines.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               June 30, 1997

Financial Condition (continued)


     Reflected in the cash utilized in the first half of 1997 in connection with working capital items was a $71.7 million increase in trade and other receivables, primarily reflecting increases in Comdata. Comdata's cash and receivables balances can be significantly affected by the particular day of the week on which the applicable accounting period ends, primarily because of the large volume of weekend transactions in Comdata's gaming business. Comdata's increase in receivables reflects the second quarter ending on a Monday, and a seasonal low in trucking receivables at the end of 1996.
Also affecting cash flow from operations in 1997 was the second quarter payment of $24 million to settle an age discrimination lawsuit, $11 million of which represented the use of restructure reserves.

     The increase in cash used for investing activities during the first six months of 1997 as compared to the first six months of 1996 primarily reflected the use of cash for acquisitions, most significantly a provider of cash advance services to the gaming industry (see the financial statement note entitled "Investing Activity"). Amounts expended for capital equipment and software in the first six months of 1997 were only modestly higher than in the comparable 1996 period, reflecting increased expenditures in Comdata in connection with the introduction of a new transaction processing system that were largely offset by decreased spending in HRG, which during much of the first six months of 1997 was in the process of analyzing the results of Beta tests, including installation costs, and assessing and scheduling additional development efforts required in connection with the CII software development project. Financing activities also utilized less cash during the first six months of 1997 as compared to the first six months of 1996, with the difference primarily reflecting a decrease in the amount of debt repaid.

     On July 31, 1997, the Company amended and extended its domestic revolving credit facility with a group of ten commercial banks. Although the Company's existing facility was not scheduled to expire until November 1998, the improvement in the Company's credit rating to investment grade since that facility was put in place resulted in an opportunity to establish a longer-term facility with more attractive pricing and a more favorable covenant structure. The new facility provides $250 million of revolving credit (with a $75 million sublimit for letters of credit) for a five year term, and the Company may request that the facility be increased to up to $400 million. Comdata is no longer required to guarantee the facility. The principal financial covenants specify that the Company's consolidated debt must not exceed its consolidated net worth, and that the ratio of the Company's EBIT to interest expense must be at least 2.75 to 1. Other terms and conditions are substantially similar to the previous facility. At July 31, 1997, $110 million in revolving loans and $1.4 million in standby letters of credit were outstanding under the new facility. The Company was in compliance with all covenants contained in the new credit facility on that date.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               June 30, 1997

Part II.  Other Information

Item 1.  Legal Proceedings

     Retirement Plan Litigation. As previously reported, the Company and its U.S. defined benefit pension plans (collectively, the "Plans") are defendants in class action litigation involving about 12,000 former employees seeking increased lump sum pension benefit payments. In May
1997, the trial court granted the Company's motion for summary judgment concerning three of plaintiffs' claims, but denied the Company's motion with respect to the plaintiffs' ERISA benefit claim. In its denial, the court expressed the view that the plan documents required a lower discount rate that would have provided even larger lump sum payments than had been paid, and that the Company's affirmative defenses would not defeat plaintiffs' ERISA claim. In addition, the plaintiffs amended their complaint to add allegations of other issues with the lump sum calculations which increased the Plans' exposure. In August 1997, the Company and the Plans agreed in principle with plaintiffs' counsel to settle the litigation. Under the terms of the agreement, a total of $51 million is to be paid by the Plans to a trust which will disperse payments to the plaintiffs and their lawyers. The settlement is subject to the approval of the settlement agreement by the court following notice to the class members and a fairness hearing, a process expected to be completed during the fourth quarter 1997. After payment of the increased pension benefits by the Plans, the funded status of the Plans is expected to be such that no additional contributions to the Plans are expected to be required of the Company. The payment of the increased pension benefits by the Plans is expected to result in greater actuarially determined pension expense, to be recognized by the Company over a period of approximately ten years as provided under Statement of Financial Accountings Standards No. 87.



Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders was held on May 14, 1997. Of the 80,383,261 shares of the Company's common stock entitled to vote at the meeting, 66,836,949 shares were present at the meeting in person or by proxy.

     The nine people designated by the Company's Board of Directors as nominees for director were elected, with voting as follows:

                             Total Votes       Total Votes
          Nominee                For             Withheld
     Ruth M. Davis           66,562,597          274,352
     Richard G. Lareau       66,589,330          247,619
     Ronald T. Lemay         66,600,990          235,959
     George R. Lewis         66,604,487          232,462
     Charles Marshall        66,593,743          243,206
     Lawrence Perlman        66,605,779          231,170
     Carole J. Uhrich        66,615,292          221,657
     Richard W. Vieser       66,561,306          275,643
     Paul S. Walsh           66,623,082          213,867


                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               June 30, 1997

Stockholders also voted to approve the Company proposal to amend the 1993 Long-Term Incentive Plan with respect to the number of shares available for issuance, the period during which awards may be made and the types of awards. The final results of the vote were 59,068,438 - For, 3,703,482 - Against and 274,269 - Abstain.

There were 3,790,760 broker non-votes in connection with the this item.



Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          Exhibit             Description                           Code


          10.1      Amended and Restated Credit Agreement, dated
                    as of December 12, 1995, Amended and
                    Restated as of July 31, 1997 among Ceridian
                    Corporation, Bank of America National Trust
                    and Savings Associations as Agent and The
                    Financial Institutions Parties Hereto             E

          11        Statement re computation of per share
                    earnings                                          E








Legend:   (E)   Electronic Filing




     (b)  Reports on Form 8-K.

          The Company filed a Form 8-K on May 16, 1997, reporting under Item 5 thereof current developments related to previously reported litigation involving the Company's primary defined benefit pension plans for certain U.S. employees and important factors known to the Company which may influence the resolution of this matter.

                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended June 30, 1997, to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CERIDIAN CORPORATION
                                          Registrant




Date:  August 12, 1997               /s/L. D. Gross
                                     L. D. Gross
                                     Vice President and
                                     Corporate Controller
                                     (Principal Accounting Officer)