Form 10-Q
period 1997-09-30
CERIDIAN CORP
filed 1997-11-07
CIK 109758

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC 20549



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1997



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

                           YES    X     NO



The number of shares of registrant's Common Stock, par value $.50 per share, outstanding as of October 31, 1997, was 76,368,082.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q


                                   INDEX

                                                                     Pages

Part I.   Financial Information


     Item 1.  Financial Statements

          Consolidated Statements of Operations
          for the three and nine month periods ended
          September 30, 1997 and 1996 ..............................     3

          Consolidated Balance Sheets as of
          September 30, 1997 and December 31, 1996 .................     4

          Consolidated Statements of Cash Flows for the nine
          month periods ended September 30, 1997 and 1996 ..........     5

          Notes to Consolidated Financial Statements ...............     6

          In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as set forth in the notes to consolidated financial statements) necessary to present fairly the financial position as of September 30, 1997, and results of operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 1997 and 1996.

          The results of operations for the nine month period ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

          The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ................      11


Part II.  Other Information

     Item 1.  Legal Proceedings ..................................      16
     Item 6.  Exhibits and Reports on Form 8-K ...................      17

Signature ........................................................      18

FORM 10-Q
PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS                   Ceridian Corporation
(Unaudited)                                                 and Subsidiaries
                                        For Periods Ended September 30,
                                       Three Months         Nine Months
                                      1997      1996       1997      1996
                                (Dollars in millions, except per share data)

Revenue
  Product sales                     $ 169.3   $ 147.5   $  500.1   $  448.2
  Services                            242.4     213.5      730.3      643.3
     Total                            411.7     361.0    1,230.4    1,091.5
Cost of revenue
  Product sales                       114.4     101.2      352.2      317.4
  Services                            124.4     110.8      371.5      328.0
     Total                            238.8     212.0      723.7      645.4
Gross profit                          172.9     149.0      506.7      446.1
Operating expenses
  Selling, general and
    administrative                     91.7      81.9      272.3      246.4
  Research and development             19.2      18.7       55.7       51.6
  Other expense (income)              151.5      (0.1)     167.6        1.8
Earnings (Loss) before
 interest and taxes                   (89.5)     48.5       11.1      146.3
  Interest income                       1.1       1.6        3.8        5.4
  Interest expense                     (2.2)     (2.4)      (6.8)      (8.1)
Earnings (Loss) before
 income taxes                         (90.6)     47.7        8.1      143.6
Income tax provision                    3.1       3.3        9.5       11.0
Net earnings (loss)                 $ (93.7)   $ 44.4    $  (1.4)   $ 132.6

Earnings (Loss) per share
  Primary                           $ (1.18)   $ 0.59    $ (0.02)   $  1.74
  Fully diluted                     $ (1.18)   $ 0.55    $ (0.02)   $  1.64

Weighted average common shares
and equivalents (000's)
   Primary                           79,189    70,393     79,660     70,446
   Fully diluted                     79,189    80,777     79,660     80,830

See notes to consolidated financial statements.

FORM 10-Q
CONSOLIDATED                                   Ceridian Corporation
BALANCE SHEETS (Unaudited)                     and Subsidiaries

                                               September 30, December 31,
Assets                                             1997        1996
                                                       (In Millions)

Cash and equivalents                              $  124.1    $  169.2
Trade and other receivables, net                     446.5       382.0
Inventories                                           43.4        47.6
Other current assets                                  16.9        14.8
     Total current assets                            630.9       613.6
Investments and advances                              11.3        13.7
Property, plant and equipment, net                   138.1       129.0
Goodwill and other intangibles, net                  307.4       282.6
Software and development costs, net                   27.8       110.4
Prepaid pension cost                                 106.3        99.5
Other noncurrent assets                                2.4         2.3
     Total assets                                 $1,224.2    $1,251.1

Liabilities And Stockholders' Equity

Short-term debt and current
 portion of long-term obligations                 $    4.1    $    2.0
Accounts payable                                      58.6        52.8
Drafts and settlements payable                       138.3       138.4
Customer advances                                    106.4        99.4
Deferred income                                       72.8        74.3
Accrued taxes                                         70.6        75.8
Employee compensation and benefits                    71.6        73.5
Restructure reserves, current portion                  8.0        14.9
Other current liabilities                            148.7        93.7
     Total current liabilities                       679.1       624.8
Long-term obligations, less current portion          171.6       142.1
Deferred income taxes                                  8.1         7.7
Restructure reserves, less current portion            28.2        42.0
Employee benefit plans                                73.4        73.3
Deferred income and other
  noncurrent liabilities                              15.9        14.9
Stockholders' equity                                 247.9       346.3
     Total liabilities and
      stockholders' equity                        $1,224.2    $1,251.1

See notes to consolidated financial statements.

FORM 10-Q
CONSOLIDATED STATEMENTS OF                        Ceridian Corporation
CASH FLOWS (Unaudited)                            and Subsidiaries

                                          For Periods Ended September 30,
                                                      Nine Months
                                                  1997         1996
                                                     (In Millions)

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                              $  (1.4)    $ 132.6
Adjustments to reconcile net earnings (loss)
 to net cash provided by (used for)
 operating activities:
  Impairment loss                                  116.9           -
  Depreciation and amortization                     59.0        52.7
  Restructure reserves utilized                    (20.7)      (11.7)
  Other                                              1.4       (10.0)
  Net change in working capital items:
   Trade and other receivables                     (62.7)      (26.0)
   Other current assets                              2.1       (15.1)
   Drafts and settlements payable                     -         (4.3)
   Customer advances and deferred income             4.0         8.6
   Other current liabilities                        22.4       (12.9)
  Net cash provided by (used for)
    operating activities                           121.0       113.9
CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant
   and equipment                                   (45.3)      (36.4)
Expended for software and development costs        (31.1)      (35.1)
Expended for investments in and advances
   to businesses, less cash acquired               (28.9)      (35.9)
Proceeds from sales of businesses and assets          -          9.3
Collection of notes from asset sales                 0.5         0.5
  Net cash provided by (used for)
    investing activities                          (104.8)      (97.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit and overdrafts, net                33.7       (49.2)
Repayment of other debt                            (11.1)       (6.2)
Preferred stock dividends                             -         (9.7)
Repurchase of stock                                (98.5)      (18.2)
Exercise of stock options and other                 14.6        26.8
  Net cash provided by (used for)
    financing activities                           (61.3)      (56.5)

  Effect of exchange rate changes on cash             -            -

NET CASH PROVIDED (USED)                           (45.1)      (40.2)
Cash and equivalents at beginning of period        169.2       151.7
Cash and equivalents at end of period            $ 124.1     $ 111.5

See notes to consolidated financial statements.

                                 FORM 10-Q
                   CERIDIAN CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                            September 30, 1997
                           (Dollars in millions)
                                (Unaudited)

Capital Assets
                                        September 30,  December 31,
                                           1997           1996

Property, Plant and Equipment
Land                                    $      2.8     $      2.6
Machinery and equipment                      300.0          271.2
Buildings and improvements                    81.3           77.7
Construction in progress                       1.1            0.5
                                             385.2          352.0
Accumulated depreciation                    (247.1)        (223.0)
Property, plant and equipment, net      $    138.1     $    129.0

Goodwill and Other Intangibles
Goodwill                                $    284.2     $    250.0
Accumulated amortization                     (50.2)         (40.1)
Goodwill, net                                234.0          209.9
Other intangible assets                       85.3           85.0
Accumulated amortization                     (11.9)         (12.3)
Other intangibles, net                        73.4           72.7
Goodwill and other intangibles, net     $    307.4     $    282.6

Software and Development Costs
Purchased software                      $     54.5     $     40.8
CII development cost                           -             83.6
Other software development cost               23.6           22.1
                                              78.1          146.5
Accumulated amortization                     (50.3)         (36.1)
Software and development costs, net     $     27.8     $    110.4


                                              For Periods Ended
                                                September 30,
                                                 Nine Months
Depreciation and Amortization                1997           1996
Property, plant and equipment            $    35.4      $    33.2
Goodwill                                      10.7            9.2
Other intangibles                              5.8            4.1
Software and development costs                 9.5            8.0
Other                                         (2.4)          (1.8)
          Total                          $    59.0      $    52.7


                                 FORM 10-Q
                   CERIDIAN CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                            September 30, 1997
                           (Dollars in millions)
                                (Unaudited)
NON-RECURRING CHARGES

In August 1997, Ceridian announced it was terminating the development of the CII payroll processing software system because beta tests of the CII system had revealed that the costs associated with installing and processing payrolls for large numbers of customers with the system would be higher than previously anticipated, and that significant further investment would be required. As a result, Ceridian determined that the CII system would not provide an adequate return on its investment and, in light of continuing customer satisfaction with Ceridian's existing payroll processing system, elected to terminate the CII development.

As a result of this action, the information services segment of the Company recorded non-recurring charges to other expense (income) of $150.0 in third quarter 1997. The tax benefit related to the charges is $0.8. These charges include an impairment loss of $116.9 for the write-off of assets and related costs of $33.1. The costs largely relate to severance, contract termination penalties, unused facilities and incremental costs to convert beta customers from the CII system. The impairment loss consists of $104.6 of CII development costs and $12.3 for the carrying value of an intangible asset related to the CII development project and acquired as part of the acquisition of Tesseract Corporation. Amortization of these assets for the current three and nine month periods were $0.5 and $1.4, respectively.

In March 1997 Ceridian settled certain age discrimination litigation and recorded a charge to other expense (income) of $13.0, the tax benefit of which is $0.9.


OTHER EXPENSE (INCOME)
                                     For Periods Ended September 30,
                                     Three Months         Nine Months
                                    1997      1996       1997      1996
Foreign currency translation
 expense (income)                  $  0.2    $  0.2    $  1.3     $ (0.1)
Loss (Gain) on sale of assets           -      (0.5)      0.3       (0.4)
Other expense (income)               (1.1)     (0.2)     (2.4)      (0.3)
Age discrimination settlement           -         -      13.0         -
CII termination                     150.0         -     150.0         -
Minority interest and equity in
 operations of affiliates             2.4       0.4       5.4        2.6
Total                              $151.5    $ (0.1)   $167.6     $  1.8

                                 FORM 10-Q
                   CERIDIAN CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                            September 30, 1997
                           (Dollars in millions)
                                (Unaudited)

STOCKHOLDERS' EQUITY
                                                 September 30,  December 31,
                                                      1997        1996
  Common Stock
    Par value - $.50
    Shares authorized - 200,000,000
    Shares issued - 80,842,798 and 79,789,627       $   40.4    $   39.9
    Shares outstanding - 77,822,029 and 79,768,431
  Additional paid-in capital                         1,128.1     1,123.4
  Accumulated deficit                                 (800.4)     (798.7)
  Foreign currency translation adjustments              (0.5)        0.4
  Restricted stock awards                               (6.0)      (12.0)
  Pension liability adjustment                          (6.3)       (6.3)
  Treasury stock, at cost (3,020,769 and
   21,196 common shares)                              (107.4)       (0.4)
        Total stockholders' equity                  $  247.9    $  346.3


During third quarter 1997, the Company purchased 3,202,100 shares of its common stock, bringing the 1997 total to 3,539,133 and the total under a program initiated in July 1994 to 4,192,647. The number of shares authorized by the Company's Board of Directors for such purchases has been raised during 1997 from 2,000,000 to 11,000,000 shares.

Other current liabilities at September 30, 1997 includes $28.4 for settlement of purchases made near the end of that month, and this accrual, along with the related equity cash flow, have been eliminated as a noncash transaction from the statement of cash flows.

                                 FORM 10-Q
                   CERIDIAN CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                            September 30, 1997
                           (Dollars in millions)
                                (Unaudited)


RECEIVABLES
                                              September 30, December 31,
                                                   1997        1996
Trade and Other Receivables, Net:
  Trade, less allowance of $13.4 and $11.4        $ 301.7    $ 259.5
  Unbilled                                          127.3      111.5
  Other                                              17.5       11.0
    Total                                         $ 446.5    $ 382.0




RESTRUCTURE RESERVES

                                Bal                                Bal
                              Dec 31,                           Sept 30,
                               1996     Adds   Paid    Other      1997

Severance and Related
 Costs                       $ 4.7     $ --   $ 3.2   $   --     $ 1.5
Vacant Space                  10.8       --     3.5     (0.1)      7.4
Costs to Dispose of
 Businesses                    1.8       --     1.4       --       0.4
Legal Costs                   10.9       --    10.9       --       --
Environmental Costs           11.3       --     0.5       --      10.8
Duplicate
 Processing/Support            0.3       --      --       --       0.3
Other                         17.1       --     1.2      0.1      15.8
Total                        $56.9     $ --   $20.7   $   --     $36.2


The legal cost payments relate to age discrimination litigation which was settled on March 5, 1997 for $28.5 million. Ceridian's obligation was $24 million, of which $11 million was paid out of restructuring reserves established in June 1994 and $13 million was paid out of accruals established during first quarter 1997.

                                 FORM 10-Q
                   CERIDIAN CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                            September 30, 1997
                           (Dollars in millions)
                                (Unaudited)


INVESTING ACTIVITY

In February 1997, Ceridian acquired FLX Corporation, Inc., a developer of human resources management and benefits software that had revenue of $3.7 in 1996 and has become part of Ceridian's U.S. payroll processing and tax filing services business. The acquisition was accounted for by the pooling-of-interests method. In April, the Company purchased the stock of Archco, Inc., which is a part of the Company's Comdata subsidiary. Archco is a provider of fuel management services and had revenue of $2.4 during 1996. In May, Ceridian purchased the assets of Premier CashLink, a provider of cash advance services to the gaming industry. Premier CashLink had $15.6 of revenue in 1996 and is associated with Comdata. Also in May, Ceridian acquired Innovative Business and Training Solutions, Inc., a developer of self-service workflow solutions and related consulting services that had revenue of nearly $2.0 in 1996 and has become part of Ceridian's U.S. payroll processing and tax filing services business.

During third quarter, Ceridian acquired in a purchase transaction the remaining ownership interest in International Automated Energy Systems ("IAES"), in which the Company had acquired a 19.9% interest in first quarter 1996. As a result of step acquisition accounting requirements, the Company recorded in third quarter 1997 a direct charge of $0.9 to accumulated deficit, representing its share of post-acquisition 1996 losses of IAES, and eliminated from its balance sheet investments in and advances to IAES of $10.4.

These acquisitions resulted in the payment of $22.1 in cash, the assumption of $8.6 in debt, the delivery of 942,670 Ceridian common shares valued at $32.7 and the recognition of $36.7 of goodwill.


SUBSEQUENT EVENT:  SALE OF COMPUTING DEVICES

On November 3, 1997, General Dynamics Corporation and Ceridian Corporation announced that they have entered into a definitive agreement under which General Dynamics will acquire Ceridian's Computing Devices International unit for $600.0 in cash. The transaction has been approved by the boards of directors of both companies and is subject to normal regulatory approvals. The sale is expected to close by the end of the year, and Ceridian expects to report both the operating results of Computing Devices and the gain from the sale of this business segment as discontinued operations.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                            September 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



     The statements regarding Ceridian Corporation contained in this report that are not historical in nature, particularly those that utilize terminology such as "will," "expects," "anticipates," "believes" or "plans," are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to Ceridian that could cause such material differences are discussed under the caption "1997 Financial Outlook" on pages 24 and 25 of Ceridian's 1996 Annual Report to Stockholders, which is incorporated by reference into Part II, Item 7 of Ceridian's Annual Report on Form 10-K for the year ended December 31, 1996, and in Ceridian's Current Report on Form 8-K dated August 26, 1997, which discussions are incorporated herein by reference.


Results of Operations

     Included in Ceridian's 1997 results is a third quarter charge of $150.0 million ($149.2 million after tax) recorded in connection with the August 1997 decision to terminate the development of Ceridian's CII payroll processing software, and a first quarter charge of $13.0 million ($12.1 million after tax) recorded as the result of the March 1997 settlement of certain age discrimination litigation. Absent these charges, Ceridian would have reported third quarter 1997 net earnings of $55.5 million, or $0.69 per fully diluted common share, and net earnings for the first nine months of 1997 of $160.0 million, or $1.98 per fully diluted common share. Additional information regarding the CII-related charge is contained in the financial statement note entitled "Non-recurring Charges."

     Revenue. The following table sets forth revenue for Ceridian, its two industry segments, and the businesses that comprise those segments for the periods shown:


                                        For Periods Ended September 30,
                                   Three Months              Nine Months
(Dollars in millions)          1997            1996     1997              1996
                                      change                    change
Information Services Segment
  Arbitron                    $ 42.2   13.4%  $ 37.2  $  120.6    7.0%  $  112.6
  Human Resources Group        137.9   19.2%   115.8     423.6   18.8%     356.9
  Comdata                       86.4   10.9%    77.9     248.0   11.8%     221.9
     Total                     266.5   15.5%   230.9     792.2   14.6%     691.4

Defense Electronics Segment
  Computing Devices Int'l      145.2   11.6%   130.1     438.2    9.5%     400.1

     Total Revenue            $411.7   14.1%  $361.0  $1,230.4   12.7%  $1,091.5


     After adjusting for revenue growth attributable to acquisitions and to a first quarter 1996 change in the revenue recognition policy of Arbitron's Scarborough Research Partnership ("SRP"), Information Services' revenue increased about 10% in both the quarterly and year-to-date comparisons. After adjusting for acquisitions, revenue growth in the Human Resources Group ("HRG") was 14.2% in the quarterly comparison and 13.6% in the nine month comparison, with the greatest rates of internal growth involving payroll tax filing services, employee assistance services and software offerings. Interest income from tax filing deposits increased somewhat more than 20% in the three and nine month comparisons, primarily reflecting

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                            September 30, 1997

Results of Operations (continued)


increased business volume and an increase in the average number of days deposits were held. The increase in the average holding period for these deposits was due in large measure to the earlier collection by Ceridian of such deposits in anticipation of the implementation of IRS electronic funds transfer regulations that reduce by one day the period of time certain tax filing deposits may be held. The general implementation of these regulations was delayed, but began in October 1997. Order values for HRG increased about 10% in the quarterly and year-to-date comparisons (after adjusting for the impact of the Kmart contract received in the first quarter 1996), driven primarily by increases in orders for software and non-repetitive services.

     Comdata's revenue growth after adjusting for acquisitions was 2.4% and 4.3% in the three and nine month comparisons, respectively. These figures reflect internal revenue growth in the transportation business of 10.1% and 5.7% in the respective periods, while in the gaming business, a revenue decrease of 6.9% in the quarterly comparison and a 2.4% revenue increase in the nine month comparison. The revenue growth in transportation, particularly in the third quarter 1997, was primarily due to an increased level of funds transfer transactions and increased sales of prepaid phone cards and Trendar fuel desk automation systems, reflecting favorable conditions in the trucking industry generally and increased success on Comdata's part in winning new accounts. The revenue performance in gaming was primarily due to an accelerating decline in the number of credit card cash advance transactions over year earlier levels, largely reflecting increased use of lower fee sources of cash such as ATM machines and increasing competitive pressures that have resulted in reduced pricing for new and renewal business and the loss of certain customers. Also contributing to the revenue decrease from credit card cash advance transactions is the increase in the 1997 periods in the average merchant discount fee on such transactions (which is netted against revenue). Partially offsetting these decreases was increased revenue from ATM transactions, reflecting both transaction growth and price increases.

     Adjusting for the impact of the SRP revenue recognition change, which increased Arbitron's first quarter 1996 revenue by $3.4 million, Arbitron's revenue increased 10.3% in the year to date comparison. Arbitron's revenue growth in the quarterly comparison included $1.6 million of third quarter 1997 billings attributable to services provided to customers during the first half of 1997 while renewal of the relevant contracts was being negotiated. In both the three and nine month comparisons, Arbitron's revenue growth reflected an increased number of ratings subscribers, price escalators in multi-year contracts, generally favorable pricing in connection with renewal contracts and increased sales of the Scarborough Report.

     Computing Devices' revenue increase in the quarterly and year to date comparisons was due primarily to closing out certain contracts in its U.S. operations for the production of avionics, intelligence and data storage systems, revenue in the U.S. from developmental contracts awarded in 1996 pertaining to battlefield awareness and data dissemination, increased sales of avionics products from its United Kingdom operations, and increased sales of communications and anti-submarine warfare systems in its Canadian operations. Order activity for Computing Devices during the first nine months of 1997 was about 10% greater than in the comparable 1996 period, with order strength in the Canadian and United Kingdom operations more than offsetting relative order weakness in the U.S. operations. Ceridian announced on November 3, 1997 that it had agreed to sell Computing Devices to General Dynamics Corporation for $600 million, and that the transaction is expected to close by the end of 1997, subject to normal regulatory approvals.

     Costs and Expenses. Ceridian's gross margin increases in both the quarterly and nine month comparisons reflected the relatively greater revenue growth in the Information Services segment. Ceridian's gross margin improvement in the quarterly comparison also reflected an increase in Computing Devices' gross margin from 25.0% to 26.8%. This increase was primarily attributable to Computing Devices' Canadian operations, reflecting improved margins on the Iris contract as it moves further into the production phase and on a light armored vehicle reconnaissance contract that is nearing completion, and Computing Devices' United Kingdom

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                            September 30, 1997

Results of Operations (continued)


operations, reflecting improved margins on avionics contracts and adjustments based on changing estimates of costs required to complete the Eurofighter 2000 aircraft program. Computing Devices' gross margin increased from 23.0% to 23.6% in the nine month comparison, as these favorable factors were partially offset by first quarter 1997 inventory write-downs in the U.S. operations.


     Information Services' gross margin declined slightly in both the quarterly and year-to-date comparisons as a gross margin decrease in Comdata was largely offset by increases in Arbitron and in HRG.
The gross margin decrease in Comdata was primarily due to agent commissions paid to gaming locations, reflecting increased competitive pressures. The gross margin increase in Arbitron largely reflected revenue growth from radio ratings and software applications and, in the nine month comparison, additional costs in the first quarter 1996 resulting from the change in SRP's revenue recognition policy.

     Ceridian's selling, general and administrative ("SG&A") expenses expressed as a percentage of revenue decreased from 22.6% to 22.3% in the quarterly comparison and from 22.6% to 22.1% in the year-to-date comparison. This primarily reflected decreased compensation expense associated with Ceridian's performance restricted stock plan, reflecting Ceridian's more favorable 1996 stock price performance. SG&A expenses in Computing Devices decreased from 11.6 to 10.0 percent of revenue in the quarterly comparison and from 11.7 to 9.9 percent of revenue in the year-to-date comparison primarily due to the compensation expense decrease noted and decreased selling expense in its U.S. operations. SG&A expenses in Information Services were essentially unchanged as a percentage of revenue in both the three and nine month comparisons, reflecting an increase in such expenses as a percentage of revenue in Comdata that was largely offset by a decrease in HRG's selling expense as a percentage of revenue. The increase in Comdata largely reflected increased amortization of goodwill and other intangibles and increased administrative expenses related to recent acquisitions.

     Ceridian's research and development ("R&D") expenses expressed as a percentage of revenue decreased from 5.2% to 4.7% in the quarterly comparison and from 4.7% to 4.5% in the year-to-date comparison. R&D expenses in Information Services decreased from 6.2 to 5.0 percent of revenue in the quarterly comparison and from 5.7 to 5.0 percent of revenue in the year-to-date comparison, reflecting the consolidation of Tesseract with the U.S. payroll processing business and the resulting discontinuance of certain R&D efforts. R&D expenses in Computing Devices increased from
3.4 to 4.1 percent of revenue in the quarterly comparison and from 3.1 to
3.7 percent of revenue in the year-to-date comparison, with the largest portion of the increase involving efforts by its Canadian operations to upgrade and expand communications technology originally developed in connection with the Iris contract.

     Ceridian's other expense in 1997 includes the third quarter charge of $150 million to terminate the CII project and the $13 million first quarter charge to settle age discrimination litigation. Also included in other expense in the 1997 and 1996 periods is Computing Devices' share of the losses of a partnership developing a satellite-based data distribution system.

          Earnings (Loss) Before Interest and Taxes. Apart from the impact of the 1997 charges to terminate the CII project and settle the age discrimination litigation, Ceridian's earnings before interest and taxes ("EBIT") increased $11.8 million, or 24.3%, in the quarterly comparison, from 13.5% to 14.7% of revenue. Computed on the same basis, Information Services' EBIT increased $6.9 million, or 19.0%, in the three month comparison, from 15.6% to 16.1% of revenue. Computing Devices EBIT increased $4.9 million, or 39.6%, in the three month comparison, from 9.6% of revenue to 12.0%. In the nine month comparison, and without regard to

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                            September 30, 1997

Results of Operations (continued)


the CII and litigation charges, Ceridian's EBIT increased $27.8 million, or 19.0%, from 13.4% to 14.2% of revenue. Computed on the same basis, Information Services' EBIT increased $19.0 million, or 16.6%, in the nine month comparison, from 16.6% to 16.8% of revenue. Computing Devices EBIT increased $8.7 million, or 27.4%, in the nine month comparison, from 8.0% of revenue to 9.3%.

     Interest Income and Expense and Taxes. The decrease in interest expense in the three and nine month comparisons reflected generally lower levels of debt, while the decrease in interest income reflected lower levels of cash in the 1997 periods. The provisions for income taxes for the 1996 and 1997 periods primarily relate to state and foreign taxes. Ceridian will be able to utilize a portion of its net operating loss carryforwards ("NOLs") to eliminate U.S. federal income taxes on the expected gain from the sale of Computing Devices. In accordance with FAS 109, Ceridian expects to reduce the valuation allowance related to its deferred tax asset and recognize a corresponding tax benefit in the fourth quarter 1997. Thereafter, Ceridian's operating results will be reported on a fully taxed basis.


Financial Condition

     Ceridian's cash and equivalents at September 30, 1997 were $124.1 million, a decrease of $45.1 million from December 31, 1996. Of the September 30, 1997 balance, $78.3 million was the U.S. dollar equivalent of unhedged Canadian dollar cash and equivalents held by Computing Devices' Canadian subsidiary, primarily as a result of customer advances. Cash from this source held by this subsidiary is expected to remain with the subsidiary in connection with the sale of Computing Devices. An additional $18.8 million of Ceridian's cash at September 30, 1997 was required to service Comdata's ATM machines.

     The most significant factor influencing the amount of cash utilized in the first nine months of 1997 in connection with working capital items was a $62.7 million increase in trade and other receivables, primarily reflecting increases in Comdata and Computing Devices. Comdata's increase in receivables largely reflects a seasonal low in trucking receivables at year end, while the increase in Computing Devices reflects increased business volume in its United Kingdom operations and increased unbilled receivables in connection with long-term contracts in its U.S. and Canadian operations. Also affecting cash flow from operations in 1997 was the second quarter payment of $24 million to settle an age discrimination lawsuit, $11.0 million of which represented the use of restructure reserves.

     The largest amount of cash used for investing activities during the first nine months of 1997 was expenditures for capital equipment, primarily in HRG, Computing Devices and Comdata, the latter in connection with the introduction of a new transaction processing system. Cash utilized for acquisitions primarily involved the purchase of a provider of cash advance services to the gaming industry (see the financial statement note entitled "Investing Activity"). Amounts expended for software and development costs in the first nine months of 1997 included expenditures for the CII project prior to the termination decision and for Comdata's transaction processing system.

     Cash used for financing activities during the first nine months of 1997 reflected the payment of $98.5 million to repurchase shares of Ceridian's common stock. In addition, at September 30, 1997, Ceridian was obligated to pay an additional $28.4 million in connection with stock repurchases for which the settlement date had not yet occurred (see the financial statement note entitled "Stockholders Equity"). Over the same nine month period, Ceridian's outstanding debt increased by $31.6 million, including $55 million in additional borrowings during the third quarter under its domestic revolving credit facility in connection with its stock repurchases.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                            September 30, 1997

Financial Condition (continued)


     At September 30, 1997, $165 million in revolving loans and $2.9 million in standby letters of credit were outstanding under this facility. In early October, Ceridian borrowed an additional $75 million under this facility to settle stock repurchase transactions and for general corporate purposes, bringing total usage of the facility as of October 31, 1997 to $242.9 million of the $250 million available. On October 23, 1997, Ceridian obtained an additional $150 million of revolving credit availability for a period of six months by providing a $50 million promissory note to each of three banks that are parties to Ceridian's $250 million revolving credit facility. As of November 3, 1997, $60 million of this additional credit availability had been utilized to repurchase Ceridian stock, and the balance is expected to be used for acquisitions, additional stock repurchases and general corporate purposes. As of the same date, Ceridian had completed the stock repurchases authorized in July 1994 and June 1997 totaling 5 million shares, and had also purchased 707,547 of the 6 million shares authorized to be repurchased in August 1997. On November 3, 1997, the Ceridian Board authorized the repurchase by Ceridian of an additional 3 million shares of its common stock.

     The three $50 million promissory notes essentially incorporate the terms of Ceridian's $250 million revolving credit facility. The principal financial covenants in that facility specify that Ceridian's consolidated debt must not exceed its stockholders' equity as of the end of any fiscal quarter, and that the ratio of Ceridian's EBIT to interest expense on a rolling four quarter basis must be at least 2.75 to 1. Ceridian remains in compliance with these financial covenants as of the date of this report, and the closing of the sale of Computing Devices will cause Ceridian to remain in compliance with the debt/equity covenant by increasing stockholders' equity and providing proceeds with which debt can be repaid. If the closing of the sale of Computing Devices were delayed beyond the end of 1997, Ceridian expects that it would be able to obtain any necessary waiver of the debt/equity covenant until the closing occurs.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                            September 30, 1997

Part II.  Other Information

Item 1.  Legal Proceedings

          Securities Litigation. Ceridian and certain of its executive officers have been named as defendants in five lawsuits filed by Ceridian shareholders in U.S. District Court in Minnesota during September 1997.
The lawsuits arise out of Ceridian's announcement, on August 26, 1997, that it had decided to terminate further development of its CII payroll processing software system. The complaints allege that the defendants violated federal securities laws by publicly disseminating false and misleading statements regarding Ceridian, and by concealing adverse information about Ceridian, with the effect of artificially inflating the market price of Ceridian's common stock. The complaints specifically allege that the defendants provided false and misleading information regarding the development of the CII system and the positive impact that system would have on Ceridian's future operations, concealed problems with the development of the CII system, and improperly capitalized the costs of the CII development effort, thereby overstating Ceridian's financial results during the development period. Each plaintiff purports to act on behalf of a class of purchasers of Ceridian common stock during a specified period, with the longest such period extending from January 23, 1996 to August 27, 1997. None of the complaints specify an amount of claimed damages. Ceridian anticipates that the complaints eventually will be consolidated into a single action. Ceridian believes that the complaints filed against it and its executive officers are without merit.

     Retirement Plan Litigation. The proposed settlement of the class action litigation involving Ceridian and its U.S. defined benefit retirement plans which was reported in Part II, Item 1 of Ceridian's quarterly report on Form 10-Q for the quarter ended June 30, 1997 was approved by the U.S. District Court for the District of Minnesota on October 24, 1997. Payment of the $51 million settlement amount, together with accrued interest thereon of $0.8 million, was made by the retirement plans on October 29, 1997.

                   CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                            September 30, 1997



Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          Exhibit             Description                           Code


          11        Statement re computation of per share
                    earnings                                          E








Legend:   (E)   Electronic Filing




     (b)  Reports on Form 8-K.

          The Company filed a Form 8-K on August 27, 1997, reporting under Item 5 thereof current developments related to the Company's plan to terminate the CII project and its decision to sell Computing Devices International.

                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended September 30, 1997, to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CERIDIAN CORPORATION
                                          Registrant




Date:  November 7, 1997              /s/L. D. Gross
                                     L. D. Gross
                                     Vice President and
                                     Corporate Controller
                                     (Principal Accounting Officer)