Form 10-K
period 1997-12-31
CERIDIAN CORP
filed 1998-03-27
CIK 109758

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549
                        --------------------------------------

                                       FORM 10-K

                        --------------------------------------
                    Annual Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                     For the fiscal year ended DECEMBER 31, 1997

                            Commission File Number 1-1969

                                 CERIDIAN CORPORATION
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Delaware                              52-0278528
     (STATE OR OTHER JURISDICTION OF         (IRS EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

                                8100 34th Avenue South
                             Minneapolis, Minnesota 55425
                       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                            Telephone No.:  (612) 853-8100

                                  ------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS:               NAME OF EACH EXCHANGE ON WHICH REGISTERED:
Common stock, par value $.50 ----  New York Stock Exchange, Inc.; The Chicago
                                   Stock Exchange; and The Pacific Exchange

Has the Registrant (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) been subject to such filing requirements for the past 90 days.
Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of Ceridian as of February 28, 1998 was $3,357,966,810.

The shares of Ceridian common stock outstanding as of February 28, 1998 were 72,375,214.

                        DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 1997 Annual Report to Stockholders of Registrant: Parts I & II Portions of the Proxy Statement for Annual Meeting of Stockholders, May 22, 1998: Parts III and IV

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                                CERIDIAN CORPORATION
                                       PART I

     THE INFORMATION CONTAINED IN THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS, BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS, THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS KNOWN TO CERIDIAN THAT COULD CAUSE SUCH MATERIAL DIFFERENCES ARE IDENTIFIED IN THE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION" UNDER THE CAPTION "CAUTIONARY FACTORS THAT COULD AFFECT FUTURE RESULTS" ON PAGE 11 OF CERIDIAN'S 1997 ANNUAL REPORT TO STOCKHOLDERS, WHICH IS INCORPORATED BY REFERENCE INTO PART II, ITEM 7 OF THIS REPORT.

ITEM 1.  BUSINESS.

     Ceridian Corporation ("Ceridian"), known as Control Data Corporation until June 1992, was founded in 1957 and is incorporated in Delaware. The principal executive office of Ceridian is located at 8100 34th Avenue South, Minneapolis, Minnesota 55425, telephone (612) 853-8100.

     As a result of the December 31, 1997 sale of Computing Devices International, Ceridian's defense electronics business, Ceridian now operates exclusively in the information services industry. Ceridian's information services businesses, which consist of its Human Resource Services businesses ("HRS"), its Comdata subsidiary and its Arbitron division, provide products and services to customers in the human resources, trucking and electronic media markets. These businesses collect, manage and analyze data and process transactions on behalf of customers, report information resulting from such activities to customers, and provide customers with related software applications and services. The technology-based products and services of these businesses are typically provided through long-term customer relationships that result in a high level of recurring revenue.

HUMAN RESOURCE SERVICES.

     The businesses comprising HRS offer a broad range of services and software designed to help employers more effectively manage their work forces and information that is integral to human resource processes. HRS' revenue for the years 1995, 1996 and 1997 was $412.2 million, $490.3 million and $578.6 million, respectively.

     MARKETS. The market for human resource services covers a comprehensive range of information management and employer/employee assistance services and software. These products and services include transaction-oriented administrative services and software products, in areas such as payroll processing, tax filing and benefits administration, as well as management support software and services, in areas such as skills management, regulatory compliance, employee training and employee assistance.

     The market for these products and services is expected to continue to grow as organizations seek not only to reduce costs and improve productivity by outsourcing administrative services and further automating internal processes, but also to adapt to the increasing scope and complexity of laws and regulations governing businesses and increasingly complicated work-life issues faced by employers and employees. Continuing growth in multinational companies increasingly makes providing human resource services a global opportunity.

     Ceridian classifies employers in the human resource services market into three categories: small (fewer than 100 employees), medium (100 to 10,000 employees) and large (over 10,000 employees). Smaller employers in the human resource services market tend to be relatively more price sensitive, to require less customization or flexibility in product and service offerings, and to switch more readily from one provider to another. Medium- and large-sized employers' human resource management needs tend to be more complex, and therefore often require more customization and flexibility in products and services, greater integration among data processing systems and a greater variety of products and services.
 Ceridian believes, however, that with regard to any size employer, a provider of a transaction-based service such as payroll processing is afforded attractive opportunities to complement that core service with additional products and services that are natural adjuncts to that core service and potentially important factors in revenue growth.

     PRODUCTS AND SERVICES. HRS' human resource management products and services include payroll processing services and software, tax filing services, human resource information software, benefits administration software, time and attendance systems, and applications to give employees and managers direct access to human resources information. These products and services are provided in the United States, the United Kingdom and Canada through Ceridian Employer Services. Payroll processing and tax filing services accounted for about three-fourths of HRS' 1997 revenue, with about 90% of 1997 payroll processing and tax filing revenue derived from the United States.

     Payroll processing in the United States consists primarily of preparing and furnishing employee payroll checks, direct deposit advices and supporting journals and summaries, but does not involve the handling or transmission of customer payroll funds. Ceridian also supplies quarterly and annual social security, Medicare, and federal, state and local income tax withholding reports required to be filed by employers and employees. Payroll tax filing consists primarily of collecting funds for federal, state and local employment taxes from customers based on payroll information provided, remitting funds collected to the appropriate taxing authorities, filing applicable returns, and handling regulatory correspondence and amendments. Payroll-related services are typically priced on a fee-per-item-processed basis.

     Revenue from payroll tax filing services in the United States also includes investment income earned by Ceridian from tax filing deposits temporarily held pending remittance on behalf of customers to taxing authorities. Customer deposits are held in a fiduciary capacity in a tax filing trust established by Ceridian. The trust invests primarily in high quality collateralized short-term investments, top tier commercial paper, U.S. Treasury and Agency securities, AAA rated asset-backed securities and corporate securities rated A3/A- or better. The duration of investments is carefully managed to meet the liquidity needs of the trust. About two-thirds of 1997 tax filing revenue and about 14% of HRS' total 1997 revenue was attributable to such investment income. Due to the significance of this investment income, HRS' quarterly revenue and profitability fluctuate as a result of changes in interest rates and in the amount of tax filing deposits held. Because the volume of payroll items processed increases in the first and fourth quarters of each year in connection with employers' year-end reporting requirements, and because the amount of tax filing deposits also tends to be greatest in the first quarter, HRS' revenue and profitability tend to be greater in those quarters.

     Payroll processing in the United States is conducted using Ceridian's proprietary "Signature" software at 31 district offices located throughout the United States, all of which are linked in a nationwide network. Ceridian's payroll system allows customers to input their own payroll data via personal computers, transmit the data on-line to Ceridian for processing, retrieve reports and data files from Ceridian and print reports and, in certain instances, payroll checks or direct deposit advices on site. Customers can also input payroll data by telephone or batch transmittal, with payroll checks and related reports prepared by Ceridian at one of its district processing centers. Ceridian's payroll processing system also interfaces with both customer and third-party transaction processing systems to facilitate services such as direct deposit of payroll.
                   3

Ceridian's tax filing services are provided not only to employers who utilize Ceridian's payroll processing service, but also to local and regional payroll processors.

     Ceridian provides human resource information systems (HRIS) software that runs in either Windows (-) or DOS environments and serves as a "front-end" to Ceridian's Signature payroll processing system, allowing customers to utilize a common database for both payroll and HRIS purposes. This enables the customer to create a single database of employee information for on-line inquiry, updating and reporting in payroll and other areas important to human resource administration and management, such as employee data tracking, government compliance, compensation analysis and benefits administration.
As a result of its February 1997 acquisition of FLX Corporation, Ceridian also provides HRIS software for Microsoft operating environments that incorporates open, industry standard technology, is scalable from standalone applications to full client/server configurations, and can be utilized with an existing interface as a front-end for Ceridian's payroll processing and tax filing services. Ceridian expects to introduce during 1998 versions of this software that will enable it to serve as a fully integrated front-end to the Signature payroll processing system, as well as an Internet/intranet version which will enable employees and managers to view and modify various types of human resources information on-line.

     Through a cooperative relationship with Humanic Design Corporation, Ceridian is authorized to resell Humanic's client/server HRIS software for Oracle operating environments in connection with Ceridian's payroll processing services. Because of the importance of being able to integrate Ceridian's payroll processing and tax-filing systems with other systems and applications utilized by customers and potential customers, particularly third-party HRIS applications, Ceridian has also developed interfaces to exchange employee-related information between Ceridian's payroll system and the HRIS systems of vendors such as Oracle Corporation and PeopleSoft Inc.

     In August 1997, Ceridian announced it was terminating development of its CII payroll processing software system, which had been intended to be a successor to the Signature system primarily for larger payroll processing customers with more complex processing needs. Beta tests of the CII system had revealed that the costs associated with installing and processing payrolls for large numbers of customers with the system would be higher than previously anticipated, and that significant further investment would be required. As a result, Ceridian determined that the CII system would not provide an adequate return on its investment and decided, in light of continuing customer satisfaction with and enhancements being made to the Signature system and increased functionality included in HRIS software front-ends to the Signature system, to terminate the CII development. In connection with this decision, Ceridian terminated a technology services agreement with IBM Global Services under which IBM was to have provided centralized computer processing services utilizing the CII software.

     In recent years, Ceridian has expanded its payroll processing and HRIS software businesses outside of the United States through acquisitions. Approximately 8% of HRS' 1997 revenue was obtained from customers outside of the U.S. Ceridian's Centre-file Limited subsidiary, acquired in 1995, provides mainframe-based payroll processing services and HRIS software in the United Kingdom. Centre-file's services do not involve the handling or transmission of customer payroll funds.

     In January 1998, Ceridian's Canadian subsidiary purchased the payroll processing business of the Toronto-Dominion Bank, which had fiscal 1997 revenue of approximately $22 million. In March 1998, Ceridian purchased the Comcheq payroll processing business of the Canadian Imperial Bank of Commerce, which had 1997 revenue of approximately $55 million.

---------------------------
- "Windows" is a trademark of Microsoft Corporation.

     Comcheq processes payrolls on a decentralized basis in its branch offices utilizing a proprietary, PC-based system. Both of these Canadian payroll businesses collect payroll and payroll tax amounts from customers and remit tax amounts to applicable governmental authorities and make direct deposits of payroll amounts to employees' bank accounts. As a result, revenue from payroll processing services in Canada also includes investment income received from temporarily holding these amounts. Ceridian expects that these amounts will be invested in a similar fashion as comparable amounts in the U.S. About 26% of the 1997 revenue of these Canadian businesses was attributable to such investment income.

     For large employers with complex information management needs that prefer to have all aspects of their human resource management systems in-house, Ceridian's Tesseract subsidiary provides mainframe-based payroll processing, HRIS and benefits administration software, as well as consulting services. For small employers located in the mid-Atlantic states, Ceridian's MiniData subsidiary provides payroll processing, tax filing, unemployment compensation management and related services. Ceridian also provides advanced time and attendance software, including a client/server version which complements a wide variety of HRIS and payroll systems, and a series of inter-related software applications that allow employees and managers direct access to employment-related information through telephones, touch screen kiosks, personal computers and Internet/intranet technologies.

     HRS also includes businesses that provide a variety of employee assistance, work-life balance, management support and training products and services. Ceridian Performance Partners provides services to help organizations address workplace effectiveness issues and improve employee recruitment, retention and productivity and reduce absenteeism. Staff consultants provide confidential assistance 24 hours a day to customers' employees to help them address issues ranging from everyday matters to crisis situations. Supporting these consultants are research and product specialists who provide specialized expertise in areas such as parenting/child care, elder care, adult disabilities, addiction disorders, mental health and financial, legal, managerial/supervisory and education/schooling issues.

     Ceridian's Usertech subsidiary provides customized end-user training and support programs to organizations implementing new systems. Services provided by Usertech include classroom and computer-based training, print-based and on-line user guides and reference, and marketing communications programs. Usertech's Information Learning Systems division provides employee benefits knowledge base software that provides answers to employee questions about their benefits and runs on company intranets and in call centers.

     Ceridian's Resumix subsidiary provides skills management software (and related hardware) that employs image processing and knowledge base and database technologies to enable organizations to manage large volumes of incoming resume data to identify qualified candidates for hire and match them with available staffing needs, and to manage the skills of an existing work force by matching current employees with new jobs or projects. Resumix also provides a software product that enables customers to link their Resumix systems with commercial recruiting sites on the Internet.

     SALES AND MARKETING. Payroll processing, tax filing and human resource management software and services are marketed in the U.S. through a direct sales force operating through about three dozen offices located throughout the U.S. Marketing relationships have been established with banks, accounting firms and insurance companies pursuant to which these products and services are offered to the business clients of these entities. The most significant source of customer leads for these transaction-based products and services are referrals from existing customers and from the marketing relationships previously noted. The other HRS businesses, including operations in the United Kingdom and Canada, utilize their own direct sales forces. Customer leads for the products and services of these businesses are generally obtained through referrals, trade shows, product demonstration seminars and direct sales efforts.

     HRS' customer base covers a wide range of industries and markets, and no single customer represented more than 1% of HRS' 1997 revenue. HRS' products and services are provided under written license or service agreements, with contracts for repetitive services generally terminable upon relatively short notice.

     The HRS businesses have utilized cooperative marketing relationships with other companies offering products or services that complement those of the HRS businesses as well as informal marketing alliances with human resource consulting firms, and are exploring similar cooperative arrangements with other software, insurance and human resource services providers. HRS is also seeking to further integrate and coordinate the sales and marketing efforts of its businesses and to sell a greater variety of its products and services to the customers of its various businesses.

     COMPETITION. The human resource services industry is highly competitive. Competition comes from national, regional and local third party transaction processors, as well as from software companies, consulting firms and internally developed and operated systems and software.

     The majority of all payroll processing and tax filing in the U.S., Canada and the United Kingdom is supported in-house, with the remainder supported by third party providers. In the U.S., Automatic Data Processing, Inc. ("ADP") is the largest third party provider, with Ceridian and Paychex, Inc. ("Paychex") comprising the other two large, national providers. ADP serves all sizes of employers, while Paychex focuses on small employers. Other third party payroll and tax filing providers are generally regional and local competitors, although larger, national providers of benefits administration or 401(k) processing services may contemplate expansion into outsourced payroll processing. In both the United Kingdom and Canada, Ceridian's respective subsidiaries are the largest outsourced payroll processing providers in terms of revenue, in each case competing with several other national providers, including a subsidiary of ADP, and local providers. Competition in both the payroll processing and HRIS software areas also comes from a number of large, national software companies that provide both payroll processing software for in-house processing as well as HRIS software, often in conjunction with other enterprise management software applications.

     Apart from payroll processing and tax filing services, HRS' businesses generally compete with a variety of national and regional application software companies, training companies, consulting firms and human resource services providers. Generally, the market for these products and services is evolving and is not dominated by a small number of competitors.

     Currently, the principal competitive factors in the human resource services industry are performance, price, functionality, ease and flexibility of use, customer support and industry standard technology architecture. HRS believes that the ability to integrate human resource management software applications with customers' other in-house applications, and the ability to provide client/server-based solutions are becoming increasingly important competitive factors. While HRS believes its businesses are able to compete effectively in the overall human resource services market, their continued ability to compete effectively will depend in large measure on their ability to timely develop and implement new technology, particularly that which incorporates industry standard architecture and client/server-based solutions.

COMDATA.

     Ceridian's Comdata subsidiary provides transaction processing and decision support services to the trucking industry. Comdata's revenue from products and services provided to the trucking industry for the years 1995, 1996 and 1997 was $156.2 million, $173.7 million and $197.8 million, respectively. On January 17, 1998, Comdata sold its gaming services business to First Data Corporation in exchange for First Data's NTS transportation services business and cash.
Comdata expects that the operations of NTS, which are being integrated with Comdata, will generate 1998 revenue of approximately $28 million for Comdata.

     MARKETS. The trucking industry encompasses both long haul fleets and local fleets. Private fleets, which are part of larger companies that have significant shipping needs, predominate in the local fleet segment, but play a lesser role in the long haul fleet segment. Common carriers, which provide trucking services to companies that do not have fleets of their own, predominate in the long haul fleet segment, which is comprised of less-than-truckload and truckload components. The less-than-truckload component, which involves trucks that make multiple stops to load and unload, is characterized by large capital requirements and a relatively high degree of consolidation. The truckload component, which involves the transportation of full loads directly from shipper to final destination without going through any sorting terminals, is highly fragmented and, Comdata believes, is growing at the expense of the less-than-truckload component.

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

     SERVICES. Comdata provides services to trucking companies, truck stops and truck drivers in the long haul segment of the trucking industry, and is seeking to expand its service offerings to the local fleet segment.

     TRUCKING COMPANY SERVICES. Comdata provides trucking companies and their drivers with a variety of funds transfer services, most commonly initiated through the use of Comdata's proprietary Comchek-Registered Trademark- card, which is used in a manner similar to an ordinary credit card. Comdata's funds transfer system is designed to enable truck drivers to obtain funding for purchases and cash advances at truck stops and other locations en route to their destination. Drivers may use the Comchek card to purchase fuel, lodging and other approved items, obtain cash advances from ATM machines or through the use of Comchek drafts, make long distance phone calls and make direct deposits of pay, settlements (for non-employee owner-operators) or trip advances to personal bank accounts. In 1997, Comdata processed approximately 45 million funds transfer transactions involving approximately $7.2 billion for the trucking industry.

     Use of the Comchek card allows the trucking company customer greater control over its expenses by allowing it to set limits on the use of the cards, such as by designating locations where the cards may be used, the frequency with which they may be used, phone numbers which may be called and the amount of authorized use. Use of a Comchek card also enables Comdata to capture and provide to trucking company customers (usually within 24 hours after the completion of a given trip) transaction and trip-related information that greatly enhances a customer's ability to track and plan fuel purchases and other trip expenses and settle with drivers. Comdata can also provide trucking companies with a Windows-based software application that provides trucking companies with on-line access to Comdata's computer system for data on fuel purchases and other trip information, and facilitates pre- and post-trip planning functions.

     Use of a Comchek card typically generates a Comchek draft, which is payable through a Comdata bank account. Comdata funds the underlying transaction when the truck stop (or other payee) negotiates the draft by depositing it in its bank account. Comdata bills the trucking company for the amount of the draft plus a portion of the service fee, and collects from the truck stop the balance of the service fee. The trucking company remits payment to Comdata by wire transfer or check, typically within six days, although trucking companies may be billed by Comdata in advance for all funds transfers authorized for any purpose in connection with a particular trip.

     Approximately 18% of Comdata's funds transfer revenue is derived from transactions that do not involve the Comchek card. When a truck driver makes a request at a truck stop for a funds transfer, Comdata verifies that the driver's company has established sufficient credit. Upon presentation of valid identification, the truck stop obtains an authorization number from Comdata and issues a Comchek draft, which is handled in the manner described earlier. Comdata also provides the previously described information gathering and processing services in connection with fueling transactions which Comdata does not fund, but instead are billed directly by the truck stop to the trucking company. Fees for these "direct bill" transactions are substantially lower. Comdata also provides fuel price tracking reports and management within a network of truck stops, including cost/plus fuel purchase programs.

     Comdata's Transceiver-Registered Trademark- division determines the permits needed for a designated trip, truck and load, purchases those permits on behalf of the customer and delivers them by facsimile machine to a truck stop where they can be picked up by the driver. Comdata also provides certain regulatory compliance services, such as processing and auditing of driver trip logs, reporting of fuel taxes, annual licensing and motor vehicle registration verification. Vehicle escort services for oversized loads are also provided.

     Comdata offers a computerized shipment interchange system to help trucking companies find loads for their return trips, thereby reducing empty backhauls. By making specific shipment information available to customers on a subscription basis, available shipments can be matched with available cargo space on a nationwide basis. Comdata generates and delivers invoices on behalf of trucking companies to their customers, and also purchases trucking company freight bills in addition to providing necessary invoicing. As a result of agreements with two major long-distance telecommunications providers, Comdata offers to its trucking company customers long distance telecommunications services at volume discount rates that might not otherwise be available to such customers.

     TRUCK STOP SERVICES. Comdata maintains a national network of 24-hour independent truck stop service centers which have point-of-sale devices and other computer equipment to facilitate communication with Comdata's database and operations centers. The service centers act as Comdata's agents pursuant to a service center agreement, and typically also offer the funds transfer services of other companies.

     Comdata's merchant services division provides fueling centers with PC-based, point of sale systems which automate the various transactions that occur at a fuel purchase desk, systems which enable customers to transact card-based fuel purchases at the fuel pump, UPC scanning devices, and truck stop management software. These Trendar systems accept many types of fuel purchase cards currently used by drivers. Comdata also makes long distance telecommunications services available to truck stops at volume discount rates, and provides an

800 number phone service and prepaid long distance phone cards to truck stops for resale to their customers.

     DRIVER RELATIONS SERVICES. In order to assist trucking company customers in attracting and retaining drivers, Comdata makes available to trucking company employees and independent drivers the employee assistance services of Ceridian Performance Partners, and provides additional driver relations services such as a monthly audio magazine and audio tapes for drivers, and an electronic mail services to drivers through kiosks placed in truck stops.

     LOCAL FUELING. In August 1997, Comdata acquired the remaining equity interest in International Automated Energy Systems, Inc. ("IAES"), a provider of fuel management and payment systems for local transportation fleets. IAES provides local fleet operators with VISA (+) cards for their drivers' fuel purchases that offer the fleet operators transaction control and trip-related information gathering features similar to those of the Comchek card. IAES has not yet achieved significant revenue, and is seeking to increase the number of fuel purchase cards issued and the number of sales outlets that accept the cards.

     SALES AND MARKETING. Comdata markets its services to the trucking industry through a direct sales force operating in various cities throughout the U.S., and through a centralized tele-sales operation. Comdata has contracts with approximately 17,000 long haul trucking companies, ranging in size from those with several thousand trucks to those with fewer than five trucks. Comdata also has relationships with approximately 8,000 fueling locations. Contracts with trucking companies generally range up to three years in duration, while contracts with service centers are typically one or two years in duration. No single customer represented more than 2% of Comdata's 1997 revenue from services to the trucking industry. Comdata is seeking to emphasize the selling of a greater variety of its products and services to its existing customers.

     COMPETITION. The principal competitive factors relevant to funds transfers in the trucking industry are marketing efforts, pricing, reliability of computer and communications systems, and time required to effect transactions. The major credit and debit card companies are significant competitors of Comdata in that they make cash available to, and facilitate purchases of fuel and other products by, holders of their cards on a nationwide basis. Several other companies also offer similar funds transfer services. In addition, truckstops often negotiate directly with trucking companies for a direct billing relationship. Certain of Comdata's competitors also operate or franchise nationwide truckstop chains. In addition, Comdata competes with service centers (such as truckstops) that offer similar products and services. Comdata also faces increasing competition in the funds transfer area from ATMs that participate in national networks.

     While the majority of permitting and legalization services continue to be performed in-house, at least one other nationwide company and several regional companies provide permit services similar to those provided by Comdata. Competition in this market is influenced by price, the expertise of personnel and the ease with which permits may be ordered and received.

     Comdata believes that its competitive strengths include (i) its ability to provide services to trucking companies and drivers at a large number of locations in the continental United States and Canada, (ii) its ability to offer a variety of services, frequently tailored to an individual customer's needs, (iii) its proprietary databases regarding funds transfers and fuel purchases, and (iv) its long-term experience and concomitant relationships in the trucking industry.

     NETWORK AND DATA PROCESSING OPERATIONS. Comdata's principal communications center for its funds transfer business is located near its corporate headquarters with a secondary center

---------------------------

(+) "VISA" is a trademark of Visa International Service Association.

located in Dallas, Texas. WorldCom is the primary supplier of telecommunications services to Comdata pursuant to an agreement whose term expires in 2003. Substantially all of Comdata's internal data processing functions, including its payment processing systems, are provided by IBM pursuant to an agreement for systems operations services that expires in April 2005.

     REGULATION. Many states require persons engaged in the business of selling or issuing payment instruments (such as the Comchek draft) or in the business of transmitting funds to obtain a license from the appropriate state agency. In certain states, Comdata is required to post bonds or other collateral to secure its obligations to its customers in those states. Comdata believes that it is currently in compliance in all material respects with the regulatory requirements applicable to its business. The failure to comply with the requirements of any particular state could have a material adverse effect on Comdata's business in that state.

ARBITRON.

     Arbitron provides media and marketing information to broadcasters (primarily in radio), advertising agencies, advertisers and, through a joint venture, newspapers. Arbitron's revenue for the years 1995, 1996 and 1997 was $137.2 million, $153.1 million and $165.2 million, respectively.

     MARKETS. Significant consolidation of radio station ownership has occurred in the U.S. in recent years, which has tended to intensify competition within the radio industry and to intensify competition between radio and other forms of media for advertising dollars. At the same time, audiences have become more fragmented as a result of greatly increased programming choices and entertainment/media options. As a result, advertisers increasingly seek to tailor advertising strategies to target specific demographic groups through specific media, and the audience information needs of radio broadcasters, advertising agencies and advertisers have correspondingly become more complex. Increased competition and more complex information requirements have heightened the need of radio broadcasters for improved information management systems and more sophisticated means to analyze such information. In addition, there is a growing demand for quality radio audience information internationally from global advertisers, U.S. broadcasters who have acquired broadcasting interests in other countries, and an increasing number of private commercial broadcasters in other countries.

     These trends also affect other media. As the importance of reaching niche audiences with targeted marketing strategies increases, broadcasters, publishers, advertising agencies and advertisers increasingly require that information regarding exposure to advertising be provided on a more individualized basis and that such information be coupled with information regarding shopping patterns and purchaser behavior. The need for purchase data information may create opportunities for innovative approaches to satisfy these information needs, particularly as technological advances increase the alternatives available to advertisers for reaching potential customers, including the possibilities of interactive communication.

     SERVICES. Arbitron is a leading provider of radio audience measurement information in the U.S. Arbitron estimates audience size and demographics in the U.S. for local radio stations, and reports this and related data to its customers. This information is used by radio stations to price and sell advertising time and by advertising agencies and large corporate advertisers in purchasing advertising time. Arbitron's proprietary data regarding radio audience size and demographics is provided to customers through multi-year license agreements. Arbitron uses listener diaries to gather radio listening data from sample households in the 267 local markets for which it currently provides radio ratings. Respondents mail the diaries to Arbitron's processing center where Arbitron compiles periodic audience measurement estimates. During the past three years, Arbitron has increased its survey frequency so that all markets are measured at least twice each year, and major markets are measured four times per year, and has taken actions toward increasing sample size, average response rates and the representation of specific demographic groups.

     Arbitron also provides software applications that give customers access to Arbitron's database, and enable them to more effectively analyze and understand that information and develop target marketing strategies. Arbitron is also developing applications to enable customers to link information provided by Arbitron's database with information from other databases (such as product purchasing behavior) so as to enable customers to further refine sales strategies and compete more effectively for advertising dollars. The radio audience measurement service and related software sales represented 83% of Arbitron's total 1997 revenue.

     In November 1997, Arbitron acquired Continental Research, a United Kingdom-based company that provides media, advertising, financial and telecommunications research services in the United Kingdom and Europe. Continental Research had 1997 revenue of $6.9 million. Arbitron expects to utilize Continental Research to submit a bid for the United Kingdom radio industry audience research contract being put out for tender during 1998 by the Radio Joint Audience Research organization, and to explore other audience measurement and market research opportunities in the United Kingdom and Europe.

     Arbitron also provides measurements of consumer retail behavior and media usage in 243 local markets throughout the U.S. Arbitron's Scarborough Research Partnership joint venture provides information regarding product/service usage and media usage in 60 large U.S. markets, utilizing a sample of consumers in the relevant markets to measure product and service purchases. This information is provided twice each year to newspapers, radio and television broadcasters, cable systems, advertisers and advertising agencies in the form of the Scarborough Report. Arbitron has the exclusive right to market the Scarborough Report to radio broadcasters and cable systems. Arbitron has also developed and introduced in 43 mid-sized U.S. markets its RetailDirect service, which is a locally oriented, purchase data research service. The service, which utilizes diaries and telephone surveys, provides a profile of the broadcast audience in terms of local media, retail and consumer preferences so that local radio and television broadcasters and cable systems will have information that helps them develop targeted sales and programming strategies. Arbitron's Qualitative Diary service collects consumer and media usage information from Arbitron radio diary keepers in 140 smaller U.S. markets.

     Arbitron is exploring possible cooperative arrangements that would facilitate the expansion of its radio audience measurement service into selected international markets, provide additional software applications to radio broadcasters and advertisers, and develop measurement products for the Internet. Arbitron is also developing a passive, personalized electronic measurement device to record broadcast listening or viewing for purposes of audience measurement and verification that advertisements have been broadcast.

     SALES AND MARKETING. As of December 31, 1997, Arbitron provided its radio audience measurement and related services to approximately 3,000 radio stations and about 2,200 advertising agencies nationwide under contracts that vary in length from one to seven years. Arbitron markets its products and services through a direct sales force operating through offices in six cities around the U.S. Reflecting the consolidation that has occurred in the radio broadcasting industry, Arbitron's ten largest customers represented about 48% of its 1997 revenue from radio audience measurement services and related software sales.

     Although the industry consolidation that has led to the increased concentration of Arbitron's customer base could put pressure on the pricing of Arbitron's radio ratings service, it has also contributed to an increase in the number of stations subscribing for the ratings service, as stations have become Arbitron customers upon their acquisition by a larger broadcasting group. It has also been Arbitron's experience that stations which are part of a larger broadcasting group have been somewhat more likely to purchase analytical software applications and other services in addition to the ratings service.

     COMPETITION. Arbitron competes with other providers of radio audience measurement services, one of which utilizes a different survey methodology than Arbitron and the other of which is a relatively new entrant into the market. Arbitron also competes with other providers of applications software, qualitative data and proprietary qualitative studies used by broadcasters, cable systems, advertising agencies and advertisers.

DIVESTITURES

     Ceridian's defense electronics business, Computing Devices International, was sold to General Dynamics Corporation on December 31, 1997. Computing Devices has facilities in the U.S., Canada and the United Kingdom, and provides mission-critical electronics, software, systems integration and information management for defense and other government agencies and commercial customers in selected markets. Computing Devices' revenue for the years 1995, 1996 and 1997 was $509.5 million, $553.0 million and 589.5 million, respectively. Computing Devices is shown as a discontinued operation in Ceridian's year-end 1997 consolidated financial statements.

     Comdata's gaming services business, which was sold in January 1998, provided cash advance services to gaming patrons in casinos, racetracks and other gaming locations through the use of credit cards and debit services employing automated teller machines and similar devices. Revenue for this business for the years 1995, 1996 and 1997 was $117.9 million, $125.5 million and $133.2 million, respectively.

ADDITIONAL INFORMATION

     PATENTS AND TRADEMARKS. Ceridian owns or is licensed under a number of patents which relate to its products and are of importance to its business. Certain of Ceridian's products and services are marketed under federally registered trademarks which are helpful in creating recognition in the marketplace. However, Ceridian believes that none of its businesses is materially dependent upon any particular patent, license or trademark, or any particular group of patents, licenses or trademarks.

     BACKLOG. Although Ceridian's businesses are typically characterized by long-term customer relationships that result in a high level of recurring revenue, a substantial portion of the customer contracts utilized by these businesses are terminable by the customers upon relatively short notice periods, including contracts that have been extended beyond their original terms. In addition, the period between the time a customer agrees to use a Ceridian service and the time the service begins is generally relatively short. For these reasons, Ceridian does not believe that meaningful backlog information can be provided for its businesses.

     RESEARCH AND DEVELOPMENT. The table below sets forth the amount of research and development expenses for Ceridian's continuing operations for the periods indicated.

                                          YEAR ENDED DECEMBER 31,
                                    1997           1996           1995
                                    ----           ----           ----
                                           (Dollars in millions)
Research and development           $59.6          $52.5          $38.2
Percent of revenue                   5.5%           5.6%           4.6%

     Ceridian's research and development efforts are generally described earlier in this Item in the description of Ceridian's businesses, and in Part II, Item 7 of this report.

     EMPLOYEES. As of December 31, 1997, Ceridian and its subsidiaries employed approximately 8,000 people on a full- or part-time basis. None of Ceridian's employees are covered by a collective bargaining agreement.

     EXECUTIVE OFFICERS OF THE REGISTRANT. The executive officers of Ceridian as of March 1, 1998, are as follows:

                                                                 Executive
     Name (Age)                         Position               Officer Since
     ----------                         --------               -------------


 Lawrence Perlman (59)     Chairman, President and Chief            1980
                            Executive Officer

 John R. Eickhoff (57)     Executive Vice President and             1989
                            Chief Financial Officer

 Loren D. Gross (52)
                           Vice President and Corporate             1993
                            Controller

 Tony G. Holcombe (42)     Vice President, and President of         1997
                            Comdata Holdings Corporation

 Carl O. Keil (56)         Vice President, and President of         1997
                            Ceridian Employer Services

 Stephen B. Morris (54)    Executive Vice President, and            1992
                            President of Arbitron

 Gary M. Nelson (46)       Vice President and General Counsel       1997

 Ronald L. Turner (51)     Executive Vice President, Operations     1993


     The executive officers of Ceridian are elected by the Board of Directors and serve at the pleasure of the Board of Directors and the Chief Executive Officer. They are customarily elected each year at the meeting of the Board of Directors held in conjunction with the annual meeting of stockholders.

     Lawrence Perlman has been President and Chief Executive Officer of Ceridian since January 1990, and was appointed Chairman in November 1992. He is a director of Seagate Technology, Inc., The Valspar Corporation and Computer Network Technology Corporation. Mr. Perlman has been a director of Ceridian since 1985.

     John R. Eickhoff has been Executive Vice President and Chief Financial Officer of Ceridian since May 1995, and was Vice President and Chief Financial Officer of Ceridian from June 1993 to May 1995. Mr. Eickhoff was Vice President and Corporate Controller of Ceridian from July 1989 to June 1993.

     Loren D. Gross has been Vice President and Corporate Controller of Ceridian since July 1993. Mr. Gross was Assistant Corporate Controller of Ceridian from March 1987 to July 1993.

     Tony G. Holcombe has been Vice President of Ceridian and President of its Comdata Holdings Corporation subsidiary since May 1997. Mr. Holcombe was President and Chief

Executive Officer of National Processing, Inc., which provides transaction processing services and customized processing solutions, from October 1994 to March 1997, and was Executive Vice President, Corporate Services for National Processing from 1991 through 1994.

     Carl O. Keil has been Vice President of Ceridian and President of Ceridian Employer Services since April 1997. Mr. Keil was President and Chief Executive Officer of EduServ Technologies, Inc., which originates, services, and securitizes student loans, from March 1992 to January 1997; Executive Vice President and Chief Operating Officer of International Telecharge, Inc., which provides telecommunications and operator services, from January 1991 to March 1992; and Senior Vice President of Marketing for the Employer Services Group of Automatic Data Processing, Inc. from August 1987 to January 1991.

     Stephen B. Morris has been Executive Vice President of Ceridian and President of its Arbitron division since January 1996. Mr. Morris was Vice President of Ceridian and President of Arbitron from December 1992 to January 1996. He was President and Chief Executive Officer of Vidcode, Inc., which electronically monitors, verifies and reports the broadcast of television commercials, from August 1990 to December 1992; and Director and co-founder of Spectra Marketing Systems, a micro-marketing firm, from March 1987 to March 1992. Prior to that time, he spent seventeen years at General Foods Corporation, the last three as General Manager/President of the Maxwell House Division.

     Gary M. Nelson has been Vice President and General Counsel of Ceridian since August 1997. From 1983 to July 1997, Mr. Nelson was a partner in the Oppenheimer Wolff & Donnelly law firm.

     Ronald L. Turner has been Executive Vice President, Operations of Ceridian since March 1997. Mr. Turner was an Executive Vice President of Ceridian and President of its Computing Devices International division from January 1996 to March 1997. Mr. Turner was Vice President of Ceridian and President of Computing Devices International from January 1993 to January 1996. Mr. Turner was President and Chief Executive Officer, GEC-Marconi Electronics Systems Corporation, a defense electronics company, from March 1987 to January 1993. Mr. Turner is a director of FLIR Systems, Inc. and BTG, Inc.

ITEM 2.  PROPERTIES.

     At February 14, 1998, Ceridian's principal production and office facilities were located in the metropolitan areas of Minneapolis, Minnesota; Atlanta, Georgia; Columbia, Maryland; New York, New York; Fountain Valley and San Francisco, California; Brentwood, Tennessee; St. Louis, Missouri; Toronto and Montreal, Canada; and London, England.

     The following table summarizes the usage and location of Ceridian's facilities as of February 14, 1998:

                                     FACILITIES
                           (In thousands of square feet)


 Type of Property Interest            U.S.          Non-U.S.       Worldwide
 -------------------------           -----          --------       ---------
 Owned                                  29              15               44
 Leased                              2,933             102            3,035
                                     -----          --------       ---------

        Total Square Feet            2,962             117            3,079
                                     -----          --------       ---------
 Utilization
 -----------
 Office, Computer Center &           2,111             117            2,228
 Other
 Vacant/Idle                            71              --               71
 Leased or Subleased to Others         780              --              780
                                     -----          --------       ---------
        Total Square Feet            2,962             117            3,079
                                     -----          --------       ---------

     The 3.1 million square feet of aggregate space reflects a decrease of
1.1 million square feet from February 14, 1997 due to the sale of Computing Devices International. Space subject to assigned leases is not included in the table above, and Ceridian remains secondarily liable under all such leases. As of December 31, 1997, these assigned leases involved 1.1 million square feet of space and future rental obligations totaling $15.8 million. The principal elements of these amounts are 0.4 million square feet and $1.8 million related to the spin-off of Control Data Systems, Inc. and 0.6 million square feet and $12.6 million related to the 1989 sale of Imprimis Technology Incorporated to Seagate Technology, Inc. Ceridian does not anticipate any material nonperformance by the assignees of these leases.

     No facilities owned by Ceridian or its subsidiaries are subject to any major encumbrances. Ceridian believes that the facilities it currently utilizes in its continuing operations are adequate for their intended purposes, are adequately maintained and are reasonably necessary for current and anticipated output levels of those businesses.

ITEM 3.  LEGAL PROCEEDINGS.

     Information regarding legal proceedings involving Ceridian and its subsidiaries is incorporated herein by reference from Note N, LEGAL MATTERS, on page 36 of Ceridian's 1997 Annual Report to Stockholders. Note N is part of the consolidated financial statements contained in Ceridian's 1997 Annual Report to Stockholders, which are attached hereto as Exhibit 13.03.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of Ceridian's stockholders during the fourth quarter 1997.

                                      PART II

     All information incorporated by reference into Items 5 through 8 below is contained in the financial portions of Ceridian's 1997 Annual Report to Stockholders (the "Annual Report"), which are filed with this Report as Exhibits 13.01 through 13.04.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Ceridian's common stock, par value $.50 per share, is listed and trades on the New York Stock Exchange as well as on the Chicago Stock Exchange and The Pacific Exchange. The following table sets forth the high and low sales prices for a share of Ceridian's common stock on the New York Stock Exchange.

                               1997                             1996
                       ----------------------         ------------------------
                       High           Low              High            Low
   1st Quarter         $42.50         $32.25          $46.875          $37.00
   2nd Quarter          43.625         29.50           54.875           42.50
   3rd Quarter          45.625         32.125          51.375           41.625
   4th Quarter          47.75          35.25           53.125           39.00


     The number of holders of record of Ceridian common stock on February 28, 1998 was 14,125. No dividends have been declared or paid on the Ceridian's common stock since 1985. Although Ceridian is not contractually precluded from paying dividends on its common stock, it has no present intention of paying such dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

     See "Selected Five-Year Data" on the inside front cover of the Annual Report, which is attached to the Report as Exhibit 13.01 and incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     See "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 6 through 13 of the Annual Report, which is attached to this Report as Exhibit 13.02 and incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Ceridian's consolidated financial statements described in Item 14.(a)1 of this Report are attached to this Report as Exhibit 13.03 and are incorporated herein by reference. As for certain required supplementary financial information, see "Supplementary Quarterly Data (Unaudited)" on page 37 of the Annual Report, which is attached to this Report as Exhibit 13.04 and incorporated herein by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     See information regarding the directors and nominees for director of Ceridian under the heading "Nominees for Director" on pages 2 and 3 of the Proxy Statement for the Annual Meeting of Stockholders, May 22, 1998 (the "Proxy Statement"), which is incorporated herein by reference.

     See the information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 22 of the Proxy Statement, which is incorporated herein by reference.

     Information regarding the executive officers of Ceridian is on pages 13 and 14 of this Report, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     See information under the headings "Directors' Compensation" on page 5 of the Proxy Statement and "Executive Compensation" on pages 13 through 19 of the Proxy Statement, all of which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See information under the heading "Share Ownership Information" on pages 20 and 21 of the Proxy Statement, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) 1.  FINANCIAL STATEMENTS OF REGISTRANT

     Ceridian's consolidated financial statements included in its 1997 Annual Report to Stockholders, which are attached to this Report as Exhibit 13.03 and have been incorporated by reference into Part II, Item 8 of this Report, are listed below (with the corresponding page numbers in the 1997 Annual Report to Stockholders):

                                                                        PAGE
                                                                       ------

     Report of Management-------------------------------------             14

     Independent Auditors' Report-----------------------------             15

     Consolidated Statements of
     Operations for the years ended
     December 31, 1997, 1996 and 1995-------------------------             16

     Consolidated Balance Sheets as of
     December 31, 1997 and 1996-------------------------------             17

     Consolidated Statements of Cash Flows
     for the years ended
     December 31, 1997, 1996 and 1995-------------------------             18

     Notes to Consolidated Financial Statements for
     the three years ended December 31, 1996------------------          19-36


(A) 2.  FINANCIAL STATEMENT SCHEDULES OF REGISTRANT

     Attached to this Report on pages 25 through 27 is Financial Statement
Schedule II - "Ceridian Corporation and Subsidiaries Valuation and Qualifying Accounts," together with the Independent Auditors' report thereon.

(A) 3.  EXHIBITS

     The following is a complete list of Exhibits filed or incorporated by reference as part of this Report.

EXHIBIT   DESCRIPTION

2.01 Asset Purchase Agreement dated as of November 3, 1997 by and between Ceridian Corporation and General Dynamics Corporation (exhibits and schedules omitted) (incorporated by reference to Exhibit 2.1 to Ceridian's Current Report on Form 8-K dated December 31, 1997 (File No. 1-1969)).

2.02 Closing Agreement dated as of December 31, 1997 between and among Ceridian Corporation, General Dynamics Corporation, General Dynamics Information Systems, Inc. and CDI Acquisition Company (exhibits and schedules omitted) (incorporated by reference to Exhibit 2.2 to Ceridian's Current Report on Form 8-K dated December 31, 1997 (File No. 1-1969)).

2.03 Exchange Agreement, dated as of January 17, 1998, among First Data Corporation, Integrated Payment Systems Inc., NTS, Inc., First Data Financial Services, L.L.C., Ceridian Corporation, Comdata Network, Inc. and Permicom Permits Services, Inc. (exhibits and schedules omitted).

2.04 Share Purchase Agreement, dated as of January 26, 1998, among The Toronto-Dominion Bank, Business Windows Inc., 3454916 Canada Inc., Ceridian Corporation, Ceridian Canada Ltd. and Ceridian Canada Holdings, Inc. (exhibits and schedules omitted).

2.05 Agreement for the Purchase and Sale of Certain of the Assets of Comcheq Services Limited, dated as of March 10, 1998, among the Canadian Imperial Bank of Commerce, Comcheq Services Limited and Ceridian Canada Ltd. (exhibits and schedules omitted) (incorporated by reference to Exhibit 2.1 to Ceridian's Current Report on Form 8-K dated March 10, 1998 (File No. 1-1969)).

3.01 Restated Certificate of Incorporation of Ceridian Corporation (incorporated by reference to Exhibit 4.01 to Ceridian's Registration Statement on Form S-8 (File No. 33-54379)).

3.02 Certificate of Amendment of Restated Certificate of Incorporation of Ceridian Corporation (incorporated by reference to Exhibit 3 to Ceridian's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-1969))

3.03 Bylaws of Ceridian Corporation, as amended (incorporated by reference to Exhibit 3.01 to Ceridian's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-1969))

10.01* Amended and Restated Executive Employment Agreement between Ceridian Corporation and Lawrence Perlman, dated as of November 8, 1996 (incorporated by reference to Exhibit 10.01 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1996 (File
          No. 1-1969)).

10.02* Executive Employment Agreement between Ceridian Corporation and Ronald L. Turner, dated as of July 1, 1997.

10.03* Executive Employment Agreement between Ceridian Corporation and Stephen B. Morris, dated as of July 1, 1997.

10.04*    Executive Employment Agreement between Ceridian Corporation and John
          R. Eickhoff, dated as of July 1, 1997.

10.05*    Executive Employment Agreement between Ceridian Corporation and Carl
          O. Keil, dated as of October 22, 1997.

---------------------
(*) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.

10.06* Executive Employment Agreement between Ceridian Corporation and Ronald James, dated as of January 1, 1996 (incorporated by reference to Exhibit 10.05 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-1969)).

10.07* Form of Amendment to Executive Employment Agreement (applicable to agreement between Ceridian and Ronald James filed as Exhibit 10.06) (incorporated by reference to Exhibit 10.06 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1996 (File
          No. 1-1969)).

10.08* Severance Compensation Agreement, dated as of November 29, 1994, between Comdata Holdings Corporation and George L. McTavish (incorporated by reference to Exhibit 10.05 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1969)).

10.09* Amendment No. 1 to Severance Compensation Agreement, dated as of January 31, 1996, among Ceridian Corporation, Comdata Holdings Corporation and George L. McTavish (incorporated by reference to
          Exhibit 10.06 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1969)).

10.10* Revision to Amendment No. 1 to Severance Compensation Agreement, dated as of July 28, 1997, among Ceridian Corporation, Comdata Holdings Corporation and George L. McTavish.

10.11* Ceridian Corporation 1993 Long-Term Incentive Plan (Amended and Restated as of May 14, 1997) (incorporated by reference to Appendix A to Ceridian's Proxy Statement for Annual Meeting of Stockholders, May 14, 1997 (File No. 1-1969)).

10.12* Form of Ceridian Corporation Employee Non-Statutory Stock Option Award Agreement (under 1993 Long-Term Incentive Plan).

10.13* Form of Ceridian Corporation Performance-Based Stock Option Award Agreement (under the 1993 Long-Term Incentive Plan).

10.14* Form of Ceridian Corporation Performance Restricted Stock Award Agreement (under the 1993 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.17 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-1969)).

10.15* Ceridian Corporation 1990 Long-Term Incentive Plan (1992 Restatement) (as amended through October 21, 1994) (incorporated by reference to Exhibit 10.12 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1969)).

10.16*    Description of the Ceridian Corporation Annual Executive Incentive
          Plan.

10.17* Ceridian Corporation Benefit Equalization Plan, as amended (effective generally as of January 1, 1994) (incorporated by reference to Exhibit
          10.14 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1969)).

------------------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.

10.18* Ceridian Corporation Employees' Benefit Protection Trust Agreement, dated as of December 1, 1994, between Ceridian Corporation and First Trust National Association (incorporated by reference to Exhibit 10.15 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1969)).

10.19* Ceridian Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.16 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1969)).

10.20* First Declaration of Amendment to Ceridian Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.15 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-1969)).

10.21* Ceridian Corporation 1993 Non-Employee Director Stock Plan (incorporated by reference to Exhibit 2 to Ceridian's Proxy Statement for Annual Meeting of Stockholders, May 12, 1993 (File No. 1-1969)).

10.22* Ceridian Corporation 1996 Director Performance Incentive Plan (As amended through December 15, 1997).

10.23* Form of Indemnification Agreement between Ceridian Corporation and its Directors (incorporated by reference to Exhibit 10.16 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-1969)).

10.24 Amended and Restated Credit Agreement, dated as of July 31, 1997, among Ceridian Corporation, Bank of America National Trust and Savings Association as Agent, and the Financial Institutions Parties Thereto (exhibits and schedules omitted) (incorporated by reference to Exhibit
          10.1 to Ceridian's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-1969)).

10.25 Waiver and First Amendment to Credit Agreement, dated as of December 2, 1997, among Ceridian Corporation, Bank of America National Trust and Savings Association as Agent, and the Financial Institutions Parties Thereto.

10.26 Credit Agreement, dated as of January 30, 1998, between The Toronto-Dominion Bank and Ceridian Canada Ltd. (exhibits and schedules omitted).

10.27 Guarantee Agreement, dated as of January 30, 1998, between Ceridian Corporation and The Toronto-Dominion Bank.

10.28 Credit Agreement, dated as of March 2, 1998, between the Canadian Imperial Bank of Commerce and Ceridian Canada Ltd. (exhibits and schedules omitted).

10.29 Guarantee Agreement, dated as of March 2, 1998, between Ceridian Corporation and the Canadian Imperial Bank of Commerce.

10.30 Letter Agreement dated as of December 16, 1997, between Comdata Network, Inc. and International Business Machines Corporation pertaining to the Amended and Restated Agreement for Systems Operations Services dated May 1, 1995 between Comdata Network, Inc. and Integrated Systems Solutions Corporation n.k.a. International Business Machines Corporation (exhibits and schedules omitted).

------------------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.

10.31 Amended and Restated Agreement for Systems Operations Services dated May 1, 1995 between Comdata Network, Inc. and Integrated Systems Solutions Corporation n.k.a. International Business Machines Corporation (exhibits and schedules omitted) (incorporated by reference to Exhibit 10.20 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1969)).

10.32 Telecommunications Services Agreement, dated as of September 1, 1997, among WorldCom Network Services, Inc. d.b.a. WilTel, Comdata Network, Inc. and Comdata Telecommunications Services, Inc., including Program Enrollment Terms, as amended (exhibits and schedules omitted).

13.01 Selected Five-Year Data (inside front cover of Ceridian's 1997 Annual Report to Stockholders).

13.02 Management's Discussion and Analysis of Results of Operations and Financial Condition (pages 6 through 13 of Ceridian's 1997 Annual Report to Stockholders).

13.03 Consolidated Financial Statements of Ceridian Corporation (pages 14 through 36 of Ceridian's 1997 Annual Report to Stockholders).

13.04 Supplementary Quarterly Data (Unaudited) (page 37 of Ceridian's 1997 Annual Report to Stockholders).

21.       Subsidiaries of Ceridian

23.01     Consent of Independent Auditors - KPMG Peat Marwick LLP

23.02     Consent of Independent Auditors - Arthur Andersen LLP

24.       Power of Attorney

27.       Financial Data Schedule

     If requested, Ceridian will provide copies of any of the exhibits listed above upon payment of its reasonable expenses in furnishing such exhibits. Ceridian will provide to the Securities and Exchange Commission, upon request, any exhibit or schedule to any of the foregoing exhibits which has not been filed. Neither Ceridian nor its subsidiaries has outstanding as of the date of this Report any securities authorized pursuant to long-term debt instruments.

(B)  REPORTS ON FORM 8-K

     Ceridian filed no reports on Form 8-K during the quarter ended December 31, 1997. On January 15, 1998, Ceridian did, however, file a report on Form 8-K dated December 31, 1997, which reported in "Item 2: Acquisition or Disposition of Assets" the closing of the sale by Ceridian of its defense electronics business, Computing Devices International ("CDI"), to General Dynamics Corporation. Included in Item 7 of that Report was a pro forma condensed consolidated balance sheet of Ceridian as of September 30, 1997 (assuming the sale of CDI took place on that date), and pro forma condensed consolidated statements of operations for Ceridian for the nine months ended September 30, 1997 and for the years 1996 and 1995 (assuming in each case the sale of CDI took place on January 1, 1995).

     On January 20, 1998, Ceridian filed a report on Form 8-K dated January 19, 1997, reporting under Item 5 important factors known to Ceridian that could cause Ceridian's actual results in 1998 to differ materially from any forward-looking statements made by Ceridian. This filing was made for purposes of the safe harbor provided for forward-looking statements by Section 21E of the Securities Exchange Act of 1934, as amended. On January 29, 1998, Ceridian filed a report on Form 8-K dated January 27, 1997, reporting under Item 5 thereof that Ceridian had announced its results of operations for the quarter and year ended December 31, 1997, and attached as an exhibit to that report a copy of the press release by which those results had been announced.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 27, 1998.

                                   CERIDIAN CORPORATION


                                   By  /S/ Lawrence Perlman
                                     -----------------------------------------
                                           Lawrence Perlman
                                           Chairman, President and Chief
                                           Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 27, 1998.


/S/ Lawrence Perlman                        /S/ J.R. Eickhoff
-------------------------------------       ----------------------------------
Lawrence Perlman                            J. R. Eickhoff
Chairman, President and Chief               Executive Vice President and Chief
Executive Officer (Principal                Financial Officer
Executive Officer) and Director             (Principal Financial Officer)


/S/ Loren D. Gross
--------------------------------------
Loren D. Gross
Vice President and Corporate
Controller (Principal Accounting
Officer)

*/S/ Ruth M. Davis                          */S/ George R. Lewis
-------------------------------------       ----------------------------------
Ruth M. Davis, Director                     George R. Lewis, Director

                                            */S/ Charles Marshall
-------------------------------------       ----------------------------------
Robert H. Ewald, Director                   Charles Marshall, Director


*/S/ Richard G. Lareau                      */S/ Carole J. Uhrich
-------------------------------------       ----------------------------------
Richard G. Lareau, Director                 Carole J. Uhrich, Director

*/S/ Ronald T. Lemay                        */S/ Richard W. Vieser
-------------------------------------       ----------------------------------
Ronald T. LeMay, Director                   Richard W. Vieser, Director

                                            */S/ Paul S. Walsh
                                            ----------------------------------
                                            Paul S. Walsh, Director


/S/ John A. Haveman
-------------------------------------
*By: John A. Haveman, Attorney-in-fact

                                                                   SCHEDULE II

                       CERIDIAN CORPORATION AND SUBSIDIARIES
                         VALUATION AND QUALIFYING ACCOUNTS
                               (Dollars in millions)


Restructure and Discontinued Operations Reserves

                                                        Employer
                                                        Services
                                      Arbitron TV     Consolidation    Other       Total
   Reserve Balance 12/31/94              $  11.1        $  12.4       $  64.8     $  88.3

      Cash Payments                         (3.9)          (0.7)        (13.6)      (18.2)
      Other Non-cash Items                   0.3                                      0.3

   Reserve Balance 12/31/95              $   7.5        $  11.7       $  51.2     $  70.4

      Cash Payments                         (1.6)          (2.6)        (10.7)      (14.9)
      Other Non-cash Items (1)              (0.5)           0.2           1.7         1.4

   Reserve Balance 12/31/96              $   5.4         $  9.3       $  42.2     $  56.9

      Cash Payments                         (1.1)          (3.2)        (16.8)      (21.1)
      Other Non-cash Items                  (0.5)           0.3           0.2        --

   Reserve Balance 12/31/97              $   3.8         $  6.4       $  25.6     $  35.8



(1) Primarily proceeds from sale of idled assets which have been reclassified as cash inflow from investing activities.

                       CERIDIAN CORPORATION AND SUBSIDIARIES
                         VALUATION AND QUALIFYING ACCOUNTS
                               (Dollars in millions)

Allowance for Doubtful Accounts Receivable     Year Ended December 31,

                                               1997    1996(1)   1995(1)
                                              ------   -------   -------

 Balance at beginning of year                 $ 11.2   $ 11.7    $ 11.1
 Additions charged to costs and  expenses        7.9      5.4       6.3
 Write-offs and other adjustments (2)           (8.6)    (5.9)     (5.7)
 Balance at end of year                       $ 10.5   $ 11.2    $ 11.7


(1)  Restated to remove discontinued operations.

(2) Other adjustments include balances removed as a result of sales of businesses.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

THE BOARD OF DIRECTORS AND STOCKHOLDERS
CERIDIAN CORPORATION:

          Under date of January 27, 1998, we reported on the consolidated balance sheets of Ceridian Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in Ceridian's 1997 Annual Report to Stockholders. Our report refers to a report of other auditors with respect to the 1995 statements of operations and cash flows of Comdata Holdings Corporation. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index (see Item 14.(a)2.). This financial statement schedule is the responsibility of Ceridian's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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


Minneapolis, Minnesota
January 27, 1998