Form 10-Q
period 1998-03-31
CERIDIAN CORP
filed 1998-05-05
CIK 109758

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                                Washington, DC 20549



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1998
                               -------------------------------------------------


Commission file number      1-1969
                       ---------------------------------------------------------

--------------------------------------------------------------------------------


                            CERIDIAN CORPORATION
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


              Delaware                                     52-0278528
--------------------------------------------------------------------------------
     (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                     Identification No.)


   8100 34th Avenue South, Minneapolis, Minnesota               55425
--------------------------------------------------------------------------------
      (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code      (612)853-8100
                                                   -----------------------------


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed from last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES    X     NO
                                -----      -----


The number of shares of registrant's Common Stock, par value $.50 per share, outstanding as of March 31, 1998, was 72,633,947.

                       CERIDIAN CORPORATION AND SUBSIDIARIES
                                     FORM 10-Q


                                       INDEX


                                                                      Pages
                                                                      -----
Part I.   Financial Information


     ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Statements of Operations
          for the three month periods ended
          March 31, 1998 and 1997 .................................       3

          Consolidated Balance Sheets as of
          March 31, 1998 and December 31, 1997 ....................       4

          Consolidated Statements of Cash Flows for the three
          month periods ended March 31, 1998 and 1997 .............       5

          Notes to Consolidated Financial Statements ..............       6

          In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as set forth in the notes to consolidated financial statements) necessary to present fairly the financial position as of March 31, 1998, and results of operations and cash flows for the three month periods ended
     March 31, 1998 and 1997.

          The results of operations for the three month period ended
     March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

          The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS .................      11


Part II.  Other Information

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ....................      15

Signature .........................................................      16

FORM 10-Q
PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF OPERATIONS                     Ceridian Corporation
(Unaudited)                                               and Subsidiaries
--------------------------------------------------------------------------------

                                                            For Periods Ended
                                                                March 31,
(Dollars in millions, except per share data)                  Three Months
--------------------------------------------------------------------------------
                                                          1998           1997
Revenue                                                $  282.3       $  263.9
Cost of revenue                                           128.9          126.1
                                                        -------        -------
Gross profit                                              153.4          137.8
Operating expenses
  Selling, general and
    administrative                                         80.5           75.5
  Research and development                                 17.4           14.2
  Other expense (income)                                    0.6           13.5
                                                        -------        -------
Earnings before interest and taxes                         54.9           34.6
  Interest income                                           2.7            0.5
  Interest expense                                         (0.7)          (2.1)
                                                        -------        -------
Earnings before income taxes                               56.9           33.0
  Income tax provision                                     21.1            0.6
                                                        -------        -------
Earnings from continuing operations                        35.8           32.4
  Discontinued operations                                   0.0           11.4
                                                        -------        -------
Net earnings                                            $  35.8        $  43.8
                                                        -------        -------
                                                        -------        -------

Basic earnings per share
  Continuing operations                                 $  0.50        $  0.41
  Net earnings                                          $  0.50        $  0.55
Diluted earnings per share
  Continuing operations                                 $  0.49        $  0.40
  Net earnings                                          $  0.49        $  0.54
Shares used in calculations (in 000's)
  Basic                                                  72,055         79,599
  Diluted                                                73,597         81,015



See notes to consolidated financial statements.


FORM 10-Q
CONSOLIDATED                                           Ceridian Corporation
BALANCE SHEETS (Unaudited)                             and Subsidiaries
--------------------------------------------------------------------------------
                                                       March 31,    December 31,
Assets                                                   1998           1997
--------------------------------------------------------------------------------
                                                             (In Millions)
Cash and equivalents                                 $    183.5     $    268.0
Trade and other receivables, net                          373.7          317.5
Current portion of deferred income taxes                  123.3          117.6
Other current assets                                       16.9           17.0
                                                     ----------     ----------
     Total current assets                                 697.4          720.1
Investments and advances                                    3.0            8.7
Property, plant and equipment, net                         81.2           79.6
Goodwill and other intangibles, net                       304.1          244.3
Software and development costs, net                        23.3            9.7
Prepaid pension cost                                       97.9           96.7
Deferred income taxes, less current portion                67.8           81.9
Other noncurrent assets                                     3.1            2.3
                                                     ----------     ----------
     Total assets                                    $  1,277.8     $  1,243.3
                                                     ----------     ----------
                                                     ----------     ----------
--------------------------------------------------------------------------------
Liabilities And Stockholders' Equity
--------------------------------------------------------------------------------
Short-term debt and current
 portion of long-term obligations                    $     11.6      $     2.2
Accounts payable                                           51.1           57.8
Drafts and settlements payable                            143.1          111.9
Customer advances                                          13.3            9.9
Deferred income                                            34.2           35.9
Accrued taxes                                              81.2           79.8
Employee compensation and benefits                         53.1           66.1
Other accrued expenses                                     94.6          115.2
                                                     ----------     ----------
     Total current liabilities                            482.2          478.8
Long-term obligations, less current portion                71.1            0.8
Restructure reserves, less current portion                 32.6           30.8
Employee benefit plans                                     71.6           69.1
Other noncurrent liabilities                               67.7           75.5
Stockholders' equity                                      552.6          588.3
                                                     ----------     ----------
     Total liabilities and
      stockholders' equity                           $  1,277.8     $  1,243.3
                                                     ----------     ----------
                                                     ----------     ----------
--------------------------------------------------------------------------------



See notes to consolidated financial statements.


FORM 10-Q
CONSOLIDATED                                         Ceridian Corporation
STATEMENTS OF CASH FLOWS (Unaudited)                 and Subsidiaries
--------------------------------------------------------------------------------
                                                     For Periods Ended March 31,
                                                            Three Months
                                                         1998           1997
--------------------------------------------------------------------------------
                                                             (In Millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                           $   35.8        $  43.8
Adjustments to reconcile net earnings
 to net cash provided by (used for)
 operating activities:
  Earnings from discontinued operations                       -          (11.4)
  Deferred income tax provision                            17.9              -
  Depreciation and amortization                            11.9           15.3
  Other                                                     6.0           10.8
  Net change in working capital items:
   Trade and other receivables                            (21.8)         (38.0)
   Accounts payable                                       (12.3)          10.7
   Drafts and settlements payable                          31.3           (8.1)
   Employee compensation and benefits                     (12.9)         (13.8)
   Accrued taxes                                           (8.2)           8.1
   Other current assets and liabilities                   (10.9)          13.6
                                                       --------        -------
  Net cash provided by (used for)
    operating activities                                   36.8           31.0
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant
   and equipment                                           (9.6)          (7.5)
Expended for software and development costs                (4.6)          (7.8)
Expended for business acquisitions, less
   cash acquired                                         (140.4)          (3.3)
Proceeds from sales of businesses and assets               37.9              -
                                                       --------        -------
  Net cash provided by (used for)
    investing activities                                 (116.7)         (18.6)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit and overdrafts, net                       79.8          (19.2)
Repayment of other debt                                    (0.1)          (1.5)
Repurchase of stock                                      (100.6)             -
Exercise of stock options and other                        16.3            1.6
                                                       --------        -------
  Net cash provided by (used for)
    financing activities                                   (4.6)         (19.1)

--------------------------------------------------------------------------------
NET CASH PROVIDED (USED)                                  (84.5)          (6.7)
Cash and equivalents at beginning of period               268.0           71.1
                                                       --------        -------
Cash and equivalents at end of period                  $  183.5        $  64.4
                                                       --------        -------
                                                       --------        -------



See notes to consolidated financial statements.

                                     FORM 10-Q
                       CERIDIAN CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                   March 31, 1998
                               (Dollars in millions)
                                    (Unaudited)


COMPREHENSIVE INCOME

FAS 130, "Reporting Comprehensive Income," is first effective for Ceridian in this quarterly report and requires that the sum of net earnings and the change in certain other equity accounts, namely foreign currency translation adjustment and pension liability adjustment, be reported as "comprehensive income." A similar calculation is presented for the corresponding 1997 period. The new standard has no effect on the accounting for the elements which comprise comprehensive income.


                                      Ending           Beginning
                                      Balance          Balance           Net
First Quarter 1998
Change in accumulated other
comprehensive income:
Foreign currency translation         $    0.6          $    2.0
Pension liability adjustment             (9.5)             (9.5)
                                     ---------------------------
Total                                $   (8.9)         $   (7.5)       $  (1.4)
Net earnings                                                              35.8
                                                                       -------
Comprehensive income                                                   $  34.4
                                                                       -------
                                                                       -------

First Quarter 1997
Change in accumulated other
comprehensive income:
Foreign currency translation          $  (0.4)          $   0.4
Pension liability adjustment             (6.3)             (6.3)
                                     ---------------------------
Total                                 $  (6.7)          $  (5.9)       $  (0.8)
Net earnings                                                              43.8
                                                                       -------
Comprehensive income                                                   $  43.0
                                                                       -------
                                                                       -------


OTHER EXPENSE (INCOME)

                                                          For Periods Ended
                                                              March 31,
                                                            Three Months
                                                          1998         1997
                                                        -------       -------
Foreign currency translation expense (income)           $  0.1         $   1.0
Age discrimination settlement                                -            13.0
Minority interest and equity in operations of
  affiliates                                               0.5             0.6
Other expense (income)                                       -            (1.1)
                                                        ------         -------
Total                                                   $  0.6         $  13.5
                                                        ------         -------
                                                        ------         -------


                                     FORM 10-Q
                       CERIDIAN CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                   March 31, 1998
                               (Dollars in millions)
                                    (Unaudited)


EARNINGS PER SHARE

                                                          For Periods Ended
                                                              March 31,
                                                            Three Months
                                                        ---------------------
                                                          1998         1997
                                                        ---------------------
BASIC EARNINGS PER SHARE                                 (Shares in thousands)

Earnings from continuing operations
applicable to common stock                              $  35.8        $  32.4

Weighted average shares                                  72,055         79,599
--------------------------------------------------------------------------------
EARNINGS PER SHARE FROM CONTINUING
OPERATIONS                                              $  0.50        $  0.41
--------------------------------------------------------------------------------

Net earnings applicable to common stock                 $  35.8        $  43.8

Weighted average shares                                  72,055         79,599
--------------------------------------------------------------------------------
NET EARNINGS PER SHARE                                  $  0.50        $  0.55
--------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE

Earnings from continuing operations                     $  35.8        $  32.4
                                                        -------        -------

Weighted average shares                                  72,055         79,599
Stock options                                             1,542          1,416
                                                        -------        -------
Total dilutive shares                                    73,597         81,015
--------------------------------------------------------------------------------
EARNINGS PER SHARE FROM CONTINUING OPERATIONS           $  0.49        $  0.40
--------------------------------------------------------------------------------

Net earnings                                            $  35.8        $  43.8

Weighted average shares                                  72,055         79,599
Stock options                                             1,542          1,416
                                                        -------        -------
Total dilutive shares                                    73,597         81,015
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NET EARNINGS PER SHARE                                  $  0.49       $  0.54
--------------------------------------------------------------------------------


                                     FORM 10-Q
                       CERIDIAN CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                   March 31, 1998
                               (Dollars in millions)
                                    (Unaudited)


                                                       March 31,    December 31,
STOCKHOLDERS' EQUITY                                     1998           1997
                                                     -----------    ------------
  Common Stock
    Par value - $.50
    Shares authorized - 200,000,000
    Shares issued - 80,842,798 and 80,842,798           $  40.4        $  40.4
    Shares outstanding - 72,633,947 and 73,941,872
  Additional paid-in capital                            1,146.1        1,156.8
  Accumulated deficit                                    (290.8)        (326.6)
  Treasury stock, at cost (8,208,851 and
   6,900,926 common shares)                              (332.5)        (271.0)
  Restricted stock awards                                  (1.7)          (3.8)
  Accumulated other comprehensive income                   (8.9)          (7.5)
                                                       --------       --------
        Total stockholders' equity                     $  552.6       $  588.3
                                                       --------       --------
                                                       --------       --------


The increase in the cost of treasury stock during the quarter reflects the purchase of 1,839,100 Ceridian common shares for $83.3, or an average purchase price of $45.30 per share. In addition, Ceridian settled liabilities of $17.2 for shares purchased before December 31, 1997.


FINANCING

Financing for a portion of the purchase price for the acquisitions of the Canadian payroll services businesses was provided by revolving credit facilities with Canadian banks with terms ending July 31, 2002, current interest rates of approximately 5.5% and an aggregate outstanding principal amount of $70.4 at March 31, 1998. Comdata also maintains a credit facility with a term ending in May 1998, under which $11.3 was outstanding at March 31, 1998, which represents the obligations to a charge card issuing bank for the amount of card-based purchases made by local transportation fleet customers.


RECEIVABLES

                                                       March 31,    December 31,
                                                         1998           1997
                                                     -----------    ------------
Trade and Other Receivables, Net:
  Trade, less allowance of $13.1 and $10.5            $  334.5        $  277.1
  Other                                                   39.2            40.4
                                                      --------        --------
    Total                                             $  373.7        $  317.5
                                                      --------        --------
                                                      --------        --------

                                     FORM 10-Q
                       CERIDIAN CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                   March 31, 1998
                               (Dollars in millions)
                                    (Unaudited)

Capital Assets
--------------------------------------------------------------------------------
                                                       March 31,    December 31,
                                                         1998           1997
--------------------------------------------------------------------------------
Property, Plant and Equipment
Land                                                   $    1.4       $    1.5
Machinery and equipment                                   176.2          185.7
Buildings and improvements                                 42.8           42.9
Construction in progress                                    1.9            4.3
                                                       --------       --------
                                                          222.3          234.4
Accumulated depreciation                                 (141.1)        (154.8)
                                                       --------       --------
Property, plant and equipment, net                     $   81.2       $   79.6
                                                       --------       --------
                                                       --------       --------
--------------------------------------------------------------------------------

Goodwill and Other Intangibles
Goodwill                                               $  286.1       $  228.7
Accumulated amortization                                  (24.5)         (38.7)
                                                       --------       --------
Goodwill, net                                             261.6          190.0
                                                       --------       --------
Other intangible assets                                    52.2           64.5
Accumulated amortization                                   (9.7)         (10.2)
                                                       --------       --------
Other intangibles, net                                     42.5           54.3
                                                       --------       --------
Goodwill and other intangibles, net                    $  304.1       $  244.3
                                                       --------       --------
                                                       --------       --------
--------------------------------------------------------------------------------

Software and Development Costs
Purchased software                                     $   42.2       $   31.1
Other software development cost                            14.9           15.5
                                                       --------       --------
                                                           57.1           46.6
Accumulated amortization                                  (33.8)         (36.9)
                                                       --------       --------
Software and development costs, net                    $   23.3       $    9.7
                                                       --------       --------
                                                       --------       --------
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

                                                     For Periods Ended March 31,
                                                            Three Months
                                                     ---------------------------
Depreciation and Amortization                             1998          1997
--------------------------------------------------------------------------------
Depreciation and amortization of
property, plant and equipment                           $   8.3        $   8.6

Amortization of goodwill                                    2.9            3.1
Amortization of other intangibles                           1.2            1.7

Amortization of software and development costs              1.5            2.7

Other amortization                                         (2.0)          (0.8)
                                                        -------        -------
          Total                                         $  11.9        $  15.3
                                                        -------        -------
                                                        -------        -------
--------------------------------------------------------------------------------


                                     FORM 10-Q
                       CERIDIAN CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                   March 31, 1998
                               (Dollars in millions)
                                    (Unaudited)


INVESTING ACTIVITY

During first quarter 1998, Ceridian, through its Canadian subsidiary, acquired two payroll services businesses from Canadian banks. The acquisition of the payroll business of Toronto Dominion Bank in January resulted in the payment of $35.0, of which $28.2 was borrowed from the seller. The acquisition of the payroll business of Canadian Imperial Bank of Commerce in March resulted in the payment of $105.4, of which $42.2 was borrowed from the seller. Combined annual revenue of the acquired businesses was approximately $79.0 in 1997, and the aggregate goodwill and other intangibles of $136.8 will be amortized over their respective useful lives.

In January 1998, Ceridian's Comdata subsidiary sold its gaming services business to First Data Corporation in exchange for First Data's NTS transportation services business and $50.0 in cash. The net cash inflow from the exchange was $29.8 and the net reduction in goodwill was $22.1. No material gain or loss was recorded in the current quarter as a result of this exchange.

                        CERIDIAN CORPORATION AND SUBSIDIARIES
                                      FORM 10-Q
                                    March 31, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE STATEMENTS REGARDING CERIDIAN CORPORATION CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL IN NATURE, PARTICULARLY THOSE THAT UTILIZE TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "ANTICIPATES," "BELIEVES" OR "PLANS," ARE FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS, AND ENTAIL VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS KNOWN TO CERIDIAN THAT COULD CAUSE SUCH MATERIAL DIFFERENCES ARE DISCUSSED UNDER THE CAPTION "CAUTIONARY FACTORS THAT COULD AFFECT FUTURE RESULTS" BEGINNING ON PAGE 11 OF CERIDIAN'S 1997 ANNUAL REPORT TO STOCKHOLDERS, WHICH IS INCORPORATED BY REFERENCE INTO PART II, ITEM 7 OF CERIDIAN'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997, WHICH DISCUSSION IS ALSO INCORPORATED HEREIN BY REFERENCE.

RESULTS OF OPERATIONS

For the first quarter 1998, Ceridian reported net earnings of $35.8 million, or $0.49 per diluted share of common stock, on revenue of $282.3 million, compared to net earnings in the first quarter 1997 of $43.8 million, or $0.54 per diluted share, on revenue of $263.9 million. Included in the first quarter 1997 net earnings were earnings of $11.4 million from discontinued operations, representing the net earnings of Computing Devices International (CDI), which was sold at the end of 1997. Ceridian's earnings from continuing operations in the first quarter 1997 were $32.4 million, or $0.40 per diluted share. In the discussion that follows, the term "Ceridian" refers only to Ceridian's continuing operations unless the context clearly indicates otherwise.

The comparison of Ceridian's earnings in the first quarters of 1998 and 1997 is significantly affected by a first quarter 1997 charge of $13.0 million related to the settlement of age discrimination litigation, and Ceridian's fourth quarter 1997 recognition under FAS 109 of the future tax benefits of its net operating loss carryforwards (NOLs). As a result of the recognition of the NOLs, Ceridian's operating results in the first quarter 1998 are reported on a fully taxed basis, in contrast to its first quarter 1997 results.

In an effort to facilitate comparisons between its 1998 results and its 1997 results from continuing operations, Ceridian has utilized certain pro forma adjustments to calculate revised earnings figures for its continuing operations for 1997 that it believes may assist in making comparisons with its 1998 results. The most significant of these pro forma adjustments include tax effecting 1997 earnings at an assumed rate of 37%, removing the 1997 litigation settlement charge discussed above, and assuming that CDI was sold at the beginning of 1997 for an amount equal to the difference between the $600 million sales price and the approximately $100 million of CDI cash in Canada, and that this amount was invested at 5.5% per annum. On this pro forma adjusted basis, Ceridian estimates that its earnings from continuing operations for the first quarter 1997 would have been $33.3 million, or $0.41 per diluted share.

                       CERIDIAN CORPORATION AND SUBSIDIARIES
                                     FORM 10-Q
                                   March 31, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUE. The following table sets forth revenue for Ceridian's principal businesses for the periods shown.

                                           Three Months Ended March 31,
                                      --------------------------------------
(DOLLARS IN MILLIONS)                   1998                          1997
--------------------------------------------------------------------------------
                                                       change
--------------------------------------------------------------------------------
Arbitron                               $ 41.3          12.7 %       $  36.6
--------------------------------------------------------------------------------
Human Resource Services                 173.4          16.1 %         149.3
--------------------------------------------------------------------------------
Comdata Transportation Services          61.8          34.0 %          46.2
--------------------------------------------------------------------------------
Comdata Gaming Services (1)               5.8         (81.8)%          31.8
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
     Total Revenue                     $282.3           7.0 %        $263.9
--------------------------------------------------------------------------------


(1) Sold to First Data Corporation in exchange for the assets of NTS, Inc. and cash in January 1998.

About one-third of the revenue growth in Human Resource Services (HRS) was due to acquisitions, primarily the first quarter 1998 acquisitions of the payroll processing businesses of Toronto-Dominion Bank and the Canadian Imperial Bank of Commerce. Apart from acquisitions, HRS' revenue growth largely reflected increases in sales of payroll processing, tax filing and employee assistance services. Revenue growth was restrained somewhat by Ceridian's January 1, 1998 implementation of IRS electronic funds transfer regulations that reduce by one day the period of time certain tax filing deposits may be held. About two-thirds of the revenue growth in Comdata's transportation services business was due to acquisitions, primarily the January 1998 acquisition of the NTS transportation services business. Apart from acquisitions, revenue growth in transportation services primarily reflected increased sales of fuel desk automation systems, long-distance telecommunications services and newer products such as prepaid telephone debit cards. About one-third of Arbitron's revenue growth was due to the November 1997 acquisition of Continental Research, a United Kingdom market research company. Revenue growth from sales of radio ratings and related analytical software included billings in connection with a significant contract the renewal of which had been delayed.

                       CERIDIAN CORPORATION AND SUBSIDIARIES
                                     FORM 10-Q
                                   March 31, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COSTS AND EXPENSES. Ceridian's gross margin increased in the quarterly comparison from 52.2% to 54.3%, reflecting an increase in HRS that was partially offset by decreases in Comdata and Arbitron. The increase in HRS' gross margin largely reflected revenue growth and corresponding economies of scale, cost reduction and productivity initiatives in the payroll processing business and certain planned spending delayed into future quarters. The decrease in Comdata's gross margin was due to the gaming business, which had a gross margin in the first quarter 1997 that was higher than that of the transportation business, but which declined significantly during the course of 1997. Apart from the gaming business, the gross margin for Comdata's transportation business increased in the quarterly comparison, reflecting revenue growth, lower telecommunications costs and staff reductions. Arbitron's gross margin decline reflected the acquisition of Continental Research and somewhat higher data collection costs.

Ceridian's selling, general and administrative (SG&A) expenses declined from 28.6% of revenue in the first quarter 1997 to 28.5% of revenue in the first quarter 1998. A decrease in such expenses, particularly selling expense, as a percentage of revenue in HRS was largely offset by the relatively greater revenue growth in HRS, whose SG&A expenses are higher as a percentage of revenue than those of Comdata or Arbitron, and by increased general expense in Arbitron. Ceridian's research and development expenses increased from 5.4% to 6.2% of revenue in the quarterly comparison, reflecting increased applications development efforts and year 2000 compliance efforts in each of Ceridian's principal business units. Ceridian's other expense in the first quarters of 1997 and 1998 is described in the financial statement note entitled "Other Expense (Income)."

EARNINGS BEFORE INTEREST AND TAXES. Ceridian's earnings before interest and taxes ("EBIT") increased $20.4 million, or 59.0%, from the first quarter 1997 to the first quarter 1998. As a percentage of revenue, Ceridian's EBIT increased from 13.1% to 19.5%. Apart from the impact of the litigation settlement, Ceridian's EBIT increased $7.4 million, or 15.5%, from 18.0% of revenue to 19.5%.

INTEREST INCOME AND EXPENSE AND TAXES. The decrease in interest expense and the increase in interest income in the quarterly comparison reflects the proceeds of Ceridian's sale of CDI, a portion of which were used to pay down debt and repurchase stock and the balance of which has increased cash and equivalents.
As previously noted, the recognition of Ceridian's NOLs has resulted in a tax provision of 37% being applied to Ceridian's operating results in the first quarter 1998, in contrast to a first quarter 1997 tax provision that reflected only a minor amount of state and foreign taxes. Despite the NOL recognition for financial statement purposes, Ceridian's remaining NOLs continue to reduce Ceridian's actual federal income tax liability, as noted below.

                       CERIDIAN CORPORATION AND SUBSIDIARIES
                                     FORM 10-Q
                                   March 31, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

During the first quarter 1998, operating cash flows provided $36.8 million of cash, compared to $31.0 million in the first quarter 1997. Cash flows from operations during the first quarter 1998 were increased by the $17.4 million portion of the current quarter's $21.2 million income tax provision which is not currently payable due to the benefit of the NOLs. Net changes in working capital items reduced operating cash flows in the current quarter by $34.8 million, as payments of year-end accruals for compensation expense, income taxes and CDI sales expense, along with a modest increase in Comdata receivables, more than offset a seasonal increase in transportation drafts and settlements payable.

Ceridian's cash utilized for investing activities during the first quarter 1998 is described in the financial statement note entitled "Investing Activity."
Cash utilized for financing activities during the first quarter 1998 involved Ceridian's repurchase of shares of its common stock, as described in the financial statement note entitled "Stockholders' Equity." At March 31, 1998, Ceridian had authorizations remaining to purchase an additional 3.9 million shares of its stock. This utilization of cash was substantially offset during the quarter by an increase in outstanding debt of $79.8 million and the proceeds of stock option exercises. Of the increased borrowings, $70.4 million was obtained by Ceridian's Canadian subsidiary to finance a portion of the purchase price of the Canadian payroll businesses. These borrowings are guaranteed by Ceridian and effectively incorporate the terms and conditions of Ceridian's U.S. revolving credit facility. The balance of the increased debt relates to Comdata's IAES business, as described in the financial statement note entitled "Financing."

At March 31, 1998, there were no revolving loans and $2.9 million in letters of credit outstanding under Ceridian's U.S. revolving credit facility. Ceridian and its subsidiaries were in compliance with all covenants contained in applicable credit facilities on that date.

                       CERIDIAN CORPORATION AND SUBSIDIARIES
                                     FORM 10-Q
                                   March 31, 1998

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          Exhibit   Description
          -------   -----------
           27.1     Financial Data Schedule (1998)
           27.2     Financial Data Schedule (1997 Restated)

     (b)  Reports on Form 8-K.

          On January 15, 1998, Ceridian filed a report on Form 8-K dated December 31, 1997, which reported in "Item 2: Acquisition or Disposition of Assets" the closing of the sale by Ceridian of its defense electronics business, Computing Devices International ("CDI"), to General Dynamics Corporation. Included in Item 7 of that report was a pro forma condensed consolidated balance sheet of Ceridian as of September 30, 1997 (assuming the sale of CDI took place on that date), and pro forma condensed consolidated statements of operations for Ceridian for the nine months ended September 30, 1997 and for the years 1996 and 1995 (assuming in each case the sale of CDI took place on January 1, 1995).

          On January 20, 1998, Ceridian filed a report on Form 8-K dated January 19, 1998, reporting under Item 5 important factors known to Ceridian that could cause Ceridian's actual results in 1998 to differ materially from any forward-looking statements made by Ceridian. This filing was made for purposes of the safe harbor provided for forward-looking statements by Section 21E of the Securities Exchange Act of 1934, as amended.

          On January 29, 1998, Ceridian filed a report on Form 8-K dated January 27, 1998, reporting under Item 5 thereof that Ceridian had announced its results of operations for the quarter and year ended December 31, 1997, and attached as an exhibit to that report a copy of the press release by which those results had been announced.

          On March 25, 1998, Ceridian filed a report on Form 8-K dated March 10, 1998, reporting under Item 2 thereof that Ceridian had acquired the payroll processing and payroll management business conducted by the Comcheq Services Limited subsidiary of the Canadian Imperial Bank of Commerce.

                                     SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended March 31, 1998, to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CERIDIAN CORPORATION
                                                  Registrant




Date:  May 5, 1998

                                             ------------------------------
                                             L. D. Gross
                                             Vice President and
                                             Corporate Controller
                                             (Principal Accounting Officer)