Form 10-Q
period 1998-06-30
CERIDIAN CORP
filed 1998-08-06
CIK 109758

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC 20549



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30, 1998
                                ------------------------------------------------


Commission file number         1-1969
                        --------------------------------------------------------

--------------------------------------------------------------------------------


                                 CERIDIAN CORPORATION
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


              Delaware                                     52-0278528
--------------------------------------------------------------------------------
     (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                    Identification No.)


   8100 34TH AVENUE SOUTH, MINNEAPOLIS, MINNESOTA               55425
--------------------------------------------------------------------------------
      (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code      (612)853-8100
                                                  ------------------------------

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



The number of shares of registrant's Common Stock, par value $.50 per share, outstanding as of July 31, 1998, was 72,548,741.

                        CERIDIAN CORPORATION AND SUBSIDIARIES
                                      FORM 10-Q


                                        INDEX

                                                                           PAGES
                                                                           -----

Part I.   Financial Information


     ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Statements of Operations
          for the three and six month periods ended
          June 30, 1998 and 1997 ..............................                3

          Consolidated Balance Sheets as of
          June 30, 1998 and December 31, 1997 .................                4

          Consolidated Statements of Cash Flows for the six
          month periods ended June 30, 1998 and 1997 ..........                5

          Notes to Consolidated Financial Statements ...............           6

          In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as set forth in the notes to consolidated financial statements) necessary to present fairly the financial position as of June 30, 1998, and results of operations for the three and six month periods and cash flows for the six month periods ended June 30, 1998 and 1997.

          The results of operations for the six month period ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

          The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS ................            11


Part II.  Other Information
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             15

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...................            16

Signature ........................................................            17

FORM 10-Q
PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS                                     Ceridian Corporation
(Unaudited)                                                                 and Subsidiaries
---------------------------------------------------------------------------------------------------------------
                                                                       For Periods Ended June 30,
                                                               Three Months                  Six Months
                                                           1998           1997           1998           1997
---------------------------------------------------------------------------------------------------------------
                                                             (Dollars in millions, except per share data)
Revenue                                                 $   284.1      $   261.8      $   566.4      $   525.7
Cost of revenue                                             135.0          130.2          263.9          256.3
                                                         ---------      ---------      ---------      ---------
Gross profit                                                149.1          131.6          302.5          269.4
Operating expenses
  Selling, general and
    administrative                                           79.3           79.2          159.8          154.7
  Research and development                                   20.3           11.9           37.7           26.1
  Other expense (income)                                      1.2            1.0            1.8           14.5
                                                         ---------      ---------      ---------      ---------
Earnings before interest and taxes                           48.3           39.5          103.2           74.1
  Interest income                                             2.5            0.5            5.2            1.0
  Interest expense                                           (1.5)          (2.0)          (2.2)          (4.1)
                                                         ---------      ---------      ---------      ---------
Earnings before income taxes                                 49.3           38.0          106.2           71.0
  Income tax provision                                       18.0            1.0           39.1            1.6
                                                         ---------      ---------      ---------      ---------
Earnings from continuing operations                          31.3           37.0           67.1           69.4
  Discontinued operations                                       -           11.5              -           22.9
                                                         ---------      ---------      ---------      ---------
Net earnings                                            $    31.3      $    48.5      $    67.1      $    92.3
                                                         ---------      ---------      ---------      ---------
                                                         ---------      ---------      ---------      ---------


Basic earnings per share
  Continuing operations                                 $    0.43      $    0.46      $    0.93      $    0.87
  Net earnings                                          $    0.43      $    0.60      $    0.93      $    1.16

Diluted earnings per share
  Continuing operations                                 $    0.42      $    0.45      $    0.91      $    0.85
  Net earnings                                          $    0.42      $    0.60      $    0.91      $    1.14

Shares used in calculations
(in thousands)
      Basic                                                72,466         80,192         72,260         79,895
      Diluted                                              74,301         81,450         73,965         81,231
---------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

FORM 10-Q
CONSOLIDATED                                         Ceridian Corporation
BALANCE SHEETS (Unaudited)                             and Subsidiaries
------------------------------------------------------------------------------
                                                   June 30,      December 31,
Assets                                               1998            1997
------------------------------------------------------------------------------
                                                        (In Millions)
Cash and equivalents                              $    202.4     $    268.0
Trade and other receivables, net                       374.5          317.5
Current portion of deferred income taxes               129.1          117.6
Other current assets                                    17.1           17.0
                                                   ----------     ----------
     Total current assets                              723.1          720.1
Investments and advances                                 2.8            8.7
Property, plant and equipment, net                      85.0           79.6
Goodwill and other intangibles, net                    329.2          244.3
Software and development costs, net                     11.0            9.7
Prepaid pension cost                                    99.9           96.7
Deferred income taxes, less current portion             47.1           81.9
Other noncurrent assets                                  6.9            2.3
                                                   ----------     ----------
     Total assets                                 $  1,305.0     $  1,243.3
                                                   ----------     ----------
                                                   ----------     ----------

------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
------------------------------------------------------------------------------

Short-term debt and current
 portion of long-term obligations                 $     12.0     $      2.2
Accounts payable                                        53.1           57.8
Drafts and settlements payable                         144.4          111.9
Customer advances                                       13.5            9.9
Deferred income                                         34.7           35.9
Accrued taxes                                           79.8           79.8
Employee compensation and benefits                      54.9           66.1
Other accrued expenses                                  93.1          115.2
                                                   ----------     ----------
     Total current liabilities                         485.5          478.8
Long-term obligations, less current portion             68.2            0.8
Restructure reserves, less current portion              31.7           30.8
Employee benefit plans                                  71.6           69.1
Other noncurrent liabilities                            69.2           75.5
Stockholders' equity                                   578.8          588.3
                                                   ----------     ----------
     Total liabilities and
      stockholders' equity                        $  1,305.0     $  1,243.3
                                                   ----------     ----------
                                                   ----------     ----------

------------------------------------------------------------------------------
See notes to consolidated financial statements.

FORM 10-Q
CONSOLIDATED                                       Ceridian Corporation
STATEMENT OF CASH FLOWS (Unaudited)                  and Subsidiaries
-----------------------------------------------------------------------------
                                                For Periods Ended June 30,
                                                        Six Months
                                                    1998           1997
-----------------------------------------------------------------------------
                                                       (In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                     $      67.1    $      92.3
Adjustments to reconcile net earnings
 to net cash provided by (used for)
 operating activities:
  Earnings from discontinued operations                    -          (22.9)
  Deferred income tax provision                         33.3              -
  Depreciation and amortization                         24.9           29.8
  Restructure reserves utilized                          0.4          (17.9)
  Other                                                 (1.4)           2.4
  Net change in working capital items:
   Trade and other receivables                         (19.7)         (53.8)
   Accounts payable                                    (10.6)           1.8
   Drafts and settlements payable                       32.6           (1.8)
   Employee compensation and benefits                  (11.2)         (12.5)
   Accrued taxes                                       (13.3)           5.9
   Net assets of discontinued operations                   -           21.8
   Other current assets and liabilities                 (9.2)           3.4
                                                  -----------    -----------
  Net cash provided by (used for)
    operating activities                                92.9           48.5
-----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant
   and equipment                                       (22.5)         (17.7)
Expended for software and development costs            (10.4)         (21.4)
Expended for investments in and advances
   to businesses, less cash acquired                  (154.6)         (23.8)
Proceeds from sales of businesses and assets            38.1              -
                                                  -----------    -----------
  Net cash provided by (used for)
    investing activities                              (149.4)         (62.9)
-----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit and overdrafts, net                    80.0          (25.0)
Repayment of other debt                                 (2.8)          (2.4)
Repurchase of stock                                   (113.3)         (11.9)
Exercise of stock options and other                     27.0            9.7
                                                  -----------    -----------
  Net cash provided by (used for)
    financing activities                                (9.1)         (29.6)
-----------------------------------------------------------------------------

NET CASH PROVIDED (USED)                               (65.6)         (44.0)
Cash and equivalents at beginning of period            268.0           71.1
                                                  -----------    -----------
Cash and equivalents at end of period            $     202.4    $      27.1
                                                  -----------    -----------
                                                  -----------    -----------
-----------------------------------------------------------------------------
See notes to consolidated financial statements.

                                      FORM 10-Q
                        CERIDIAN CORPORATION AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                    June 30, 1998
                                (Dollars in millions)
                                     (Unaudited)

COMPREHENSIVE INCOME

FAS 130, "Reporting Comprehensive Income," requires that the sum of net earnings and the change in certain other equity accounts, namely foreign currency translation adjustment and pension liability adjustment, be disclosed as "comprehensive income" in 1998 and for the corresponding 1997 period. The new disclosure requirement has no effect on the accounting for the elements which comprise comprehensive income.

                                       Ending        Beginning
                                       Balance       Balance        Net
Second Quarter 1998
Change in accumulated other
comprehensive income:
Foreign currency translation          $   0.4        $   0.6
Pension liability adjustment             (9.5)          (9.5)
                                     ------------------------------
Total                                 $  (9.1)       $  (8.9)       $  (0.2)
Net earnings                                                           31.3
                                                                   ------------
Comprehensive income                                                $  31.1
                                                                   ------------
                                                                   ------------

Second Quarter 1997
Change in accumulated other
comprehensive income:
Foreign currency translation          $  (0.4)       $  (0.4)
Pension liability adjustment             (6.3)          (6.3)
                                     ------------------------------
Total                                 $  (6.7)       $  (6.7)       $     -
Net earnings                                                           48.5
                                                                   ------------
Comprehensive income                                                $  48.5
                                                                   ------------
                                                                   ------------

Year to Date 1998
Change in accumulated other
comprehensive income:
Foreign currency translation          $   0.4        $   2.0
Pension liability adjustment             (9.5)          (9.5)
                                     ------------------------------
Total                                 $  (9.1)       $  (7.5)       $  (1.6)
Net earnings                                                           67.1
                                                                   ------------
Comprehensive income                                                $  65.5
                                                                   ------------
                                                                   ------------

Year to Date 1997
Change in accumulated other
comprehensive income:
Foreign currency translation          $  (0.4)       $   0.4
Pension liability adjustment             (6.3)          (6.3)
                                     ------------------------------
Total                                 $  (6.7)       $  (5.9)       $  (0.8)
Net earnings                                                           92.3
                                                                   ------------
Comprehensive income                                                $  91.5
                                                                   ------------
                                                                   ------------

                        CERIDIAN CORPORATION AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                    June 30, 1998
                                (Dollars in millions)
                                     (Unaudited)

 EARNINGS PER SHARE
(shares in thousands)                                                  For Periods Ended June 30,
                                                               Three Months                  Six Months
                                                         -----------------------------------------------------
                                                           1998           1997           1998           1997
                                                         -----------------------------------------------------
BASIC EARNINGS PER SHARE
Earnings from continuing operations
  applicable to common stock                            $    31.3      $    37.0      $    67.1      $    69.4

Weighted average shares                                    72,466         80,192         72,260         79,895
--------------------------------------------------------------------------------------------------------------
Earnings per share from
  continuing operations                                 $    0.43      $    0.46      $    0.93      $    0.87
--------------------------------------------------------------------------------------------------------------

Net earnings applicable to
  common stock                                          $    31.3      $    48.5      $    67.1      $    92.3

Weighted average shares                                    72,466         80,192         72,260         79,895

--------------------------------------------------------------------------------------------------------------
Net earnings per share                                  $    0.43      $    0.60      $    0.93      $    1.16
--------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE

Earnings from continuing operations                     $    31.3      $    37.0      $    67.1      $    69.4

Weighted average shares                                    72,466         80,192         72,260         79,895
Stock options                                               1,835          1,258          1,705          1,336
                                                         --------       --------       --------       --------
Total dilutive shares                                      74,301         81,450         73,965         81,231
--------------------------------------------------------------------------------------------------------------
Earnings per share from
  continuing operations                                 $    0.42      $    0.45      $    0.91      $    0.85
--------------------------------------------------------------------------------------------------------------

Net earnings                                                $31.3          $48.5          $67.1          $92.3

Weighted average shares                                    72,466         80,192         72,260         79,895
Stock options                                               1,835          1,258          1,705          1,336
                                                         --------       --------       --------       --------
Total dilutive shares                                      74,301         81,450         73,965         81,231
--------------------------------------------------------------------------------------------------------------
Net earnings per share                                  $    0.42      $    0.60      $    0.91      $    1.14
--------------------------------------------------------------------------------------------------------------

                        CERIDIAN CORPORATION AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                    June 30, 1998
                                (Dollars in millions)
                                     (Unaudited)

STOCKHOLDERS' EQUITY
                                                         June 30,   December 31,
                                                           1998         1997
                                                         ---------    --------
  Common Stock
    Par value - $.50
    Shares authorized - 200,000,000
    Shares issued - 80,842,798 and 80,842,798           $    40.4   $    40.4
    Shares outstanding - 72,586,763 and 73,941,872
  Additional paid-in capital                              1,149.0     1,153.0
  Accumulated deficit                                      (259.5)     (326.6)
  Treasury stock, at cost (8,256,035 and
   6,900,926 common shares)                                (342.0)     (271.0)
  Accumulated other comprehensive income                     (9.1)       (7.5)
                                                         ---------    --------
        Total stockholders' equity                      $   578.8   $   588.3
                                                         ---------    --------
                                                         ---------    --------

The increase in the cost of treasury stock reflects the 1998 purchases of 2,076,100 Ceridian common shares for $96.0, or an average purchase price of $46.24 per share. In addition, in January 1998 Ceridian settled liabilities of $17.2 for shares purchased before December 31, 1997.

FINANCING

Financing for a portion of the purchase price for the acquisitions in the first quarter 1998 of the Canadian payroll services businesses was provided by revolving credit facilities with Canadian banks with terms ending July 31, 2002, current interest rates of approximately 5.5% and an aggregate outstanding principal amount of $67.6 at June 30, 1998. Comdata also maintains a credit facility under which $11.5 was outstanding at June 30, 1998, which represents the obligations to a charge card issuing bank for the amount of card-based purchases made by local transportation fleet customers.

RECEIVABLES
                                                         June 30,   December 31,
                                                           1998        1997
Trade and Other Receivables, Net:
  Trade, less allowance of $14.7 and $10.5              $   336.4   $   277.1
  Other                                                      38.1        40.4
                                                         ---------    --------
    Total                                               $   374.5   $   317.5
                                                         ---------    --------
                                                         ---------    --------

                        CERIDIAN CORPORATION AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                    June 30, 1998
                                (Dollars in millions)
                                     (Unaudited)

Capital Assets
-----------------------------------------------------------------------------
                                                    June 30,     December 31,
                                                      1998           1997
-----------------------------------------------------------------------------
Property, Plant and Equipment
Land                                               $     1.4      $     1.5
Machinery and equipment                                187.5          190.0
Buildings and improvements                              42.8           42.9
                                                   -----------    -----------
                                                       231.7          234.4
Accumulated depreciation                              (146.7)        (154.8)
                                                   -----------    -----------
Property, plant and equipment, net                 $    85.0      $    79.6
                                                   -----------    -----------
                                                   -----------    -----------

-----------------------------------------------------------------------------
Goodwill and Other Intangibles
Goodwill                                           $   300.3      $   228.7
Accumulated amortization                               (27.9)         (38.7)
                                                   -----------    -----------
Goodwill, net                                          272.4          190.0
                                                   -----------    -----------
Other intangible assets                                 69.0           64.5
Accumulated amortization                               (12.2)         (10.2)
                                                   -----------    -----------
Other intangibles, net                                  56.8           54.3
                                                   -----------    -----------
Goodwill and other intangibles, net                $   329.2      $   244.3
                                                   -----------    -----------
                                                   -----------    -----------

-----------------------------------------------------------------------------
Software and Development Costs
Purchased software                                 $    30.6      $    31.1
Other software development cost                         15.3           15.5
                                                   -----------    -----------
                                                        45.9           46.6
Accumulated amortization                               (34.9)         (36.9)
                                                   -----------    -----------
Software and development costs, net                $    11.0      $     9.7
                                                   -----------    -----------
                                                   -----------    -----------

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
                                                   For Periods Ended June 30,
                                                           Six Months
                                                   --------------------------
Depreciation and Amortization                          1998           1997
-----------------------------------------------------------------------------
Depreciation and amortization of
property, plant and equipment                      $    16.6      $    16.4

Amortization of goodwill                                 7.6            6.5
Amortization of other intangibles                        2.3            3.4
Amortization of software and development costs           2.4            5.1

Pension credit                                          (4.0)          (1.6)
                                                   -----------    -----------
          Total                                    $    24.9      $    29.8
                                                   -----------    -----------
                                                   -----------    -----------

-----------------------------------------------------------------------------

                                      FORM 10-Q
                        CERIDIAN CORPORATION AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                    June 30, 1998
                                (Dollars in millions)
                                     (Unaudited)


 OTHER EXPENSE (INCOME)
                                                            For Periods Ended June 30,
                                                    Three Months                  Six Months
                                                1998           1997           1998           1997
                                             -----------    -----------    -----------    -----------
Foreign currency translation expense        $         -    $         -    $       0.1    $       1.0
Loss on sale of assets                                -            0.1              -            0.1
Age discrimination settlement                         -              -              -           13.0
Minority interest and equity in
  operations of affiliates                          1.3            1.0            1.8            1.6
Other expense (income)                             (0.1)          (0.1)          (0.1)          (1.2)
                                             -----------    -----------    -----------    -----------
Total                                       $       1.2    $       1.0    $       1.8    $      14.5
                                             -----------    -----------    -----------    -----------
                                             -----------    -----------    -----------    -----------


INVESTING ACTIVITY

During first quarter 1998, Ceridian, through its Canadian subsidiary, acquired two payroll services businesses from Canadian banks. The acquisition of the payroll business of Toronto-Dominion Bank in January resulted in the payment of $35.0, of which $28.2 was borrowed from the seller. The acquisition of the payroll business of Canadian Imperial Bank of Commerce in March resulted in the payment of $105.4, of which $42.2 was borrowed from the seller.

In January 1998, Ceridian's Comdata subsidiary sold its gaming services business to First Data Corporation in exchange for First Data's NTS transportation services business and $50.0 in cash. The net cash inflow from the exchange was $29.8 and the net reduction in goodwill was $22.1.

                                      FORM 10-Q
                        CERIDIAN CORPORATION AND SUBSIDIARIES
                                    June 30, 1998

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

THE STATEMENTS REGARDING CERIDIAN CORPORATION CONTAINED IN THIS REPORT ON FORM 10-Q THAT ARE NOT HISTORICAL IN NATURE, PARTICULARLY THOSE THAT UTILIZE TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "ANTICIPATES," "BELIEVES" OR "PLANS," ARE FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS, AND ENTAIL VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS KNOWN TO CERIDIAN THAT COULD CAUSE SUCH MATERIAL DIFFERENCES ARE DISCUSSED UNDER THE CAPTION "CAUTIONARY FACTORS THAT COULD AFFECT FUTURE RESULTS" BEGINNING ON PAGE 11 OF CERIDIAN'S 1997 ANNUAL REPORT TO STOCKHOLDERS, WHICH IS INCORPORATED BY REFERENCE INTO PART II, ITEM 7 OF CERIDIAN'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997, WHICH DISCUSSION IS ALSO INCORPORATED HEREIN BY REFERENCE.

RESULTS OF OPERATIONS

For the second quarter 1998, Ceridian reported net earnings of $31.3 million, or $0.42 per diluted share of common stock, on revenue of $284.1 million, compared to net earnings in the second quarter 1997 of $48.5 million, or $0.60 per diluted share, on revenue of $261.8 million. For the first six months of 1998, Ceridian reported net earnings of $67.1 million, or $0.91 per diluted share of common stock, on revenue of $566.4 million, compared to net earnings in the first half of 1997 of $92.3 million, or $1.14 per diluted share, on revenue of $525.7 million. Included in net earnings in the 1997 periods were earnings from discontinued operations of $11.5 million in the second quarter and $22.9 million in the first six months, representing the net earnings of Computing Devices International (CDI), which was sold at the end of 1997. Ceridian's earnings from continuing operations in the 1997 periods were $37.0 million, or $0.45 per diluted share, in the second quarter and $69.4 million, or $0.85 per diluted share, in the first half. In the discussion that follows, the term "Ceridian" refers only to Ceridian's continuing operations unless the context clearly indicates otherwise.

The comparison of Ceridian's earnings in the 1998 and 1997 periods is significantly affected by a first quarter 1997 charge of $13.0 million related to the settlement of certain litigation, and Ceridian's fourth quarter 1997 recognition under FAS 109 of the future tax benefits of its net operating loss carryforwards (NOLs). As a result of the recognition of the NOLs, Ceridian's operating results in the 1998 periods are reported on a fully taxed basis, in contrast to its 1997 results.

In an effort to facilitate comparisons between its 1998 results and its 1997 results from continuing operations, Ceridian has utilized certain pro forma adjustments to calculate revised earnings figures for its continuing operations for 1997 that it believes may assist in making comparisons with its 1998 results. The most significant of these pro forma adjustments include (i) tax effecting 1997 earnings at an assumed rate of 37%, (ii) removing the 1997 litigation settlement charge discussed above, (iii) assuming that CDI was sold at the beginning of 1997 for $600 million, and (iv) investing at 5.5% per annum the $500 million difference between the CDI sale price and the amount of cash retained by a Canadian subsidiary included in the CDI sale. On this pro forma adjusted basis, Ceridian estimates that its earnings from continuing operations would have been $28.2 million, or $0.35 per diluted share, for the second quarter 1997, and $61.5 million, or $0.76 per diluted share, for the first half of 1997.

                                      FORM 10-Q
                        CERIDIAN CORPORATION AND SUBSIDIARIES
                                    June 30, 1998

REVENUE. The following table sets forth revenue for Ceridian's principal businesses for the periods shown.

 --------------------------------------------------------------------------------------------
                                    Three Months Ended June 30,   Six Months Ended June 30,
--------------------------------------------------------------------------------------------
                                     1998               1997      1998                1997
--------------------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)                         change                       change
--------------------------------------------------------------------------------------------
Arbitron                             $49.0     17.4%    $41.8     $90.3     15.2%    $78.4
--------------------------------------------------------------------------------------------
Human Resource Services              169.6     24.3%    136.3     343.0     20.0%    285.7
--------------------------------------------------------------------------------------------
Comdata Transportation Services       65.5     31.8%     49.8     127.3     32.8%     95.9
--------------------------------------------------------------------------------------------
Comdata Gaming Services (1)             --        --     33.9       5.8   (91.2%)     65.7
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
     Total Revenue                  $284.1      8.5%   $261.8    $566.4      7.7%   $525.7
--------------------------------------------------------------------------------------------

(1) Sold to First Data Corporation in exchange for the assets of NTS, Inc. and cash in January 1998.

Almost two-thirds of the revenue growth in Human Resource Services (HRS) in the quarterly comparison and almost one-half of the revenue growth in the year-to-date comparison was due to the first quarter 1998 acquisitions of the payroll processing businesses of Toronto-Dominion Bank and the Canadian Imperial Bank of Commerce. Apart from acquisitions, HRS' revenue growth largely reflected an effective price increase resulting from a revised pricing structure for payroll services, employment growth experienced by its payroll and tax filing customers, and the sale of add-on services to existing customers.
Revenue growth was restrained somewhat by Ceridian's January 1, 1998 implementation of IRS electronic funds transfer regulations that reduce by one day the period of time certain tax filing deposits may be held. As a result, Ceridian's average investment balances were down slightly in the 1998 periods, and investment income was essentially unchanged from the 1997 periods.

More than half of the revenue growth in Comdata's transportation services business in the quarterly and year-to-date comparisons was due to acquisitions, primarily the January 1998 acquisition of the NTS transportation services business. Apart from acquisitions, revenue growth in transportation services primarily reflected a 13.6% year-to-date increase in funds transfer transactions and increased sales of fuel desk automation systems, long-distance telecommunications services and newer products such as prepaid telephone debit cards. Somewhat more than 40% of Arbitron's revenue growth in the quarterly and year-to-date comparisons was due to the November 1997 acquisition of Continental Research and the May 1998 acquisition of the radio station, advertiser/agency and international assets of Tapscan, Inc., a developer of software for broadcasters, agencies and advertisers. Apart from acquisitions, Arbitron's revenue growth reflected price escalators in multi-year customer contracts, increased sales of analytical software and product and media usage reports, and an increased number of subscribers for ratings services.

                                      FORM 10-Q
                        CERIDIAN CORPORATION AND SUBSIDIARIES
                                    June 30, 1998

COSTS AND EXPENSES. Ceridian's gross margin increased in the quarterly comparison from 50.3% to 52.5%, and in the year-to-date comparison from 51.2% to 53.4%, reflecting quarterly and year-to-date increases in HRS, a second quarter increase in Comdata, and a change in overall revenue mix as a result of revenue growth in HRS and Arbitron and the sale of Comdata's gaming services business. The increase in HRS' gross margin largely reflected the revenue growth attributable to the revised pricing structure for payroll services, cost reduction and productivity initiatives in the payroll business and generally increased economies of scale. The increase in Comdata's gross margin in the quarterly comparison was due to sale of the gaming business, whose gross margin had begun to decline significantly in the second quarter 1997, and to revenue growth, lower telecommunications costs and staff reductions in the transportation business.

Ceridian's selling, general and administrative (SG&A) expenses decreased from 30.2% to 27.9% of revenue in the quarterly comparison, and from 29.4% to 28.2% of revenue in the six month comparison. Decreases in general and administrative expenses as a percentage of revenue in both the three and six month comparisons were partially offset by increases in selling expense as a percentage of revenue. The decrease in general and administrative expenses was primarily attributable to Comdata and HRS, reflecting the sale of the gaming services business, proceeds from the temporary provision of processing services to the purchaser of that business which are accounted for as a reduction of administrative expense, and staff reductions. The increase in selling expense as a percentage of revenue was largely due to an increase in Comdata, reflecting customer acquisition expense in connection with its local fueling product, and the relatively greater revenue growth in HRS, whose selling expenses are higher as a percentage of revenue than those of Comdata or Arbitron.

Ceridian's research and development expenses increased from 4.6% to 7.2% of revenue in the quarterly comparison, and from 5.0% to 6.7% of revenue in the six month comparison, reflecting development efforts directed toward both new applications and enhancements to existing applications, quality assurance programs in Employer Services, and year 2000 compliance efforts. As Ceridian has continued its assessment, planning and implementation of initiatives to address year 2000 needs, it has recognized that some remediation and replacement efforts will take longer and entail greater costs than originally anticipated. The additional costs reflect factors such as the increased utilization of outside resources and the increased scope of remediation efforts, due in part to recent acquisitions and the need to remediate certain additional systems as projects to replace those systems have been delayed. Ceridian's current estimate of year 2000 remediation and testing costs to be expensed during 1998 is $25 million, a figure that could increase as plans are further refined. Additional and potentially significant costs will be incurred during 1999 for completion of testing efforts with customers and suppliers and for implementing necessary changes across Ceridian's operations and customer base. These 1998 and 1999 costs are not expected to have a material effect on Ceridian's financial position or results of operations in any one period, in large measure because they represent the re-deployment of existing technology resources and the deferral of certain projects that had been planned.

EARNINGS BEFORE INTEREST AND TAXES. Ceridian's earnings before interest and taxes ("EBIT") increased $8.8 million, or 21.8%, in the quarterly comparison, and increased $29.1 million, or 39.1%, in the six month comparison. As a percentage of revenue, Ceridian's EBIT increased from 15.1% to 17.0% in the quarterly comparison, and from 14.1% to 18.2% in the year-to-date comparison. Apart from the impact of the first quarter 1997 litigation settlement, Ceridian's EBIT increased $16.1 million in the year-to-date comparison, or 18.4%, from 16.6% of revenue to 18.2%.

                                      FORM 10-Q
                        CERIDIAN CORPORATION AND SUBSIDIARIES
                                    June 30, 1998


INTEREST INCOME AND EXPENSE AND TAXES. The decrease in interest expense and the increase in interest income in the quarterly comparison reflects the proceeds of Ceridian's sale of CDI, a portion of which were used to reduce debt and repurchase stock and the balance of which has increased cash and equivalents. The recognition of Ceridian's NOLs has resulted in a tax provision of 36.5% being applied to Ceridian's operating results in the second quarter 1998, a slight reduction from the 37% applied in the first quarter 1998, both in contrast to a first and second quarter 1997 tax provisions that reflected only a minor amount of state and foreign taxes. Despite the NOL recognition for financial statement purposes, Ceridian's remaining NOLs continue to reduce Ceridian's actual federal income tax liability, as noted below.

FINANCIAL CONDITION

During the first half of 1998, operating activities provided $92.9 million of cash, compared to $48.5 million in the first half of 1997. Cash flows from operations during the first half of 1998 were increased by the $33.3 million portion of the $39.1 million income tax provision which is not currently payable due to the benefit of the NOLs. Net changes in working capital items reduced operating cash flows in the first half of 1998 by $31.4 million, as payments of year-end 1997 accruals for compensation expense, income taxes and costs related to the CDI sale, along with an increase in Comdata receivables, more than offset an increase in transportation drafts and settlements payable. Comdata's receivables include trade accounts receivable purchased at a discount from selected trucking companies, primarily with recourse, and credit card obligations of trucking companies generated in connection with the local fueling service. The amount of these types of receivables has grown with the acquisition of NTS and the expansion of the local fueling service, and is expected to continue to increase. The average number of days outstanding for these types of receivables is significantly greater than for receivables generated by Comdata's other funds transfer activities, increasing Comdata's working capital needs.

Ceridian's major investing activities during the first half of 1998 are described in the financial statement note entitled "Investing Activity." Cash utilized for financing activities during the first six months of 1998 involved Ceridian's repurchase of shares of its common stock, as described in the financial statement note entitled "Stockholders' Equity." At June 30, 1998, Ceridian had corporate authorizations remaining to purchase up to an additional 3.7 million shares of its stock. This utilization of cash was substantially offset during the first half of 1998 by a net increase in outstanding debt of $77.2 million, primarily to finance a portion of the purchase price of the Canadian payroll businesses, and the proceeds of stock option exercises.

At June 30, 1998, there were no revolving loans and $2.9 million in letters of credit outstanding under Ceridian's $250 million U.S. revolving credit facility. Ceridian and its subsidiaries were in compliance with all covenants contained in applicable credit facilities on that date.

                                      FORM 10-Q
                        CERIDIAN CORPORATION AND SUBSIDIARIES
                                    June 30, 1998

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Ceridian's annual meeting of stockholders was held on May 22, 1998. Of the 72,551,293 shares of Ceridian's common stock entitled to vote at the meeting, 63,712,392 shares were present at the meeting in person or by proxy.

The eleven people designated by Ceridian's Board of Directors as nominees for director were elected, with voting as follows:

     NOMINEE                  TOTAL VOTES FOR          TOTAL VOTES WITHHELD
     -------                  ---------------          --------------------
     Ruth M. Davis            63,522,270               190,192
     Robert H. Ewald          63,565,510               146,882
     Richard G. Lareau        63,556,354               156,038
     Ronald T. LeMay          63,565,863               146,529
     George R. Lewis          63,563,126               149,266
     Charles Marshall         63,557,914               154,478
     Ronald A. Matricaria     63,285,230               427,162
     Lawrence Perlman         63,563,300               149,092
     Carole J. Uhrich         63,567,779               144,613
     Richard W. Vieser        63,528,929               183,463
     Paul S. Walsh            63,565,448               146,944

Stockholders also voted to approve the Company proposal to amend the Ceridian Employee Stock Purchase Plan to increase the number of shares of Ceridian common stock that may be issued pursuant to the Plan from 500,000 to 1,500,000. The number of shares voting FOR approval of this amendment was 62,841,229; the number of shares voting AGAINST was 629,764; and the number of shares ABSTAINING was 96,212.

                                      FORM 10-Q
                        CERIDIAN CORPORATION AND SUBSIDIARIES
                                    June 30, 1998



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          EXHIBIT                  DESCRIPTION                             CODE
          -------                  -----------                             ----
          3.01  Bylaws of Ceridian Corporation, as amended
                through July 23, 1998                                        E
         27.01  Financial Data Schedule - June 30, 1998                      E
         27.02  Financial Data Schedule (Restated) - 1997                    E
         27.03  Financial Data Schedule (Restated) - 1996                    E







Legend:   (E)   Electronic Filing




     (b)  Reports on Form 8-K.

          None.

                                      SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended June 30, 1998, to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CERIDIAN CORPORATION
                                                  Registrant




Date:  August 6, 1998                         /s/ L. D. Gross
                                             ------------------------------
                                             L. D. Gross
                                             Vice President and
                                             Corporate Controller
                                             (Principal Accounting Officer)