Form 10-Q
period 1998-09-30
CERIDIAN CORP
filed 1998-11-10
CIK 109758

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                                Washington, DC 20549



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1998
                                 ------------------


Commission file number  1-1969
                        ------


                                 CERIDIAN CORPORATION
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


                  Delaware                                52-0278528
-------------------------------------------------------------------------------
       (State or other jurisdiction of                   (IRS Employer
        incorporation or organization)                  Identification No.)


   8100 34th Avenue South, Minneapolis, Minnesota               55425
-------------------------------------------------------------------------------
      (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code  (612)853-8100
                                                    -------------

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed from last report)


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

The number of shares of registrant's Common Stock, par value $.50 per share, outstanding as of October 31, 1998, was 71,532,003.

                       CERIDIAN CORPORATION AND SUBSIDIARIES
                                     FORM 10-Q


                                       INDEX

                                                                         Pages
                                                                         -----

Part I.   Financial Information


     ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Statements of Operations
          for the three and nine month periods ended
          September 30, 1998 and 1997. . . . . . . . . . . . . . . . . . . . 3

          Consolidated Balance Sheets as of
          September 30, 1998 and December 31, 1997 . . . . . . . . . . . . . 4

          Consolidated Statements of Cash Flows for the nine
          month periods ended September 30, 1998 and 1997. . . . . . . . . . 5

          Notes to Consolidated Financial Statements . . . . . . . . . . . . 6

          In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as set forth in the notes to consolidated financial statements) necessary to present fairly the financial position as of September 30, 1998, and results of operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 1998 and 1997.

          The results of operations for the nine month period ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

          The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . .11


Part II.  Other Information
     ITEM 5.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .17

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .18

Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

FORM 10-Q
PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF OPERATIONS                                       Ceridian Corporation
(Unaudited)                                                                   and Subsidiaries
---------------------------------------------------------------------------------------------------------------
                                                                         For Periods Ended September 30,
                                                                Three Months                   Nine Months
                                                             1998           1997           1998           1997
---------------------------------------------------------------------------------------------------------------
                                                               (Dollars in millions, except per share data)


Revenue                                                  $  286.1       $  266.6       $  852.5       $  792.3
Cost of revenue                                             137.2          132.4          401.1          388.7
                                                          -------       --------       --------       --------
Gross profit                                                148.9          134.2          451.4          403.6
Operating expenses
  Selling, general and administrative                        77.7           79.8          237.5          234.5
  Research and development                                   20.1           13.3           57.8           39.4
  Other expense (income)                                      0.6          150.4            2.4          164.9
                                                          -------       --------       --------       --------
Earnings (loss) before interest and taxes                    50.5         (109.3)         153.7          (35.2)
  Interest income                                             2.7            0.4            7.9            1.4
  Interest expense                                           (1.1)          (2.0)          (3.3)          (6.1)
                                                          -------       --------       --------       --------
Earnings (loss) before income taxes                          52.1         (110.9)         158.3          (39.9)
  Income tax provision (benefit)                             18.9           (0.8)          58.0            0.8
                                                          -------       --------       --------       --------
Earnings (loss) from continuing operations                   33.2         (110.1)         100.3          (40.7)
  Discontinued operations                                       -           16.4              -           39.3
Net earnings (loss)                                       $  33.2       $  (93.7)      $  100.3       $   (1.4)
                                                          -------       --------       --------       --------
                                                          -------       --------       --------       --------
Basic earnings per share
  Continuing operations                                   $  0.46       $  (1.39)       $  1.39       $  (0.51)
  Net earnings (loss)                                     $  0.46       $  (1.18)       $  1.39       $  (0.02)

Diluted earnings per share
  Continuing operations                                   $  0.45       $  (1.39)       $  1.36       $  (0.51)
  Net earnings (loss)                                     $  0.45       $  (1.18)       $  1.36       $  (0.02)

Shares used in calculations
(in thousands)
      Basic                                                72,010         79,189         72,177         79,660
      Diluted                                              73,760         79,189         73,906         79,660
---------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.



FORM 10-Q
CONSOLIDATED                                                Ceridian Corporation
BALANCE SHEETS (Unaudited)                                  and Subsidiaries
-----------------------------------------------------------------------------------
                                                       September 30,   December 31,
Assets                                                     1998           1997
-----------------------------------------------------------------------------------
                                                             (In millions)

Cash and equivalents                                   $    165.2      $   268.0
Trade and other receivables, net                            382.5          317.5
Current portion of deferred income taxes                    140.7          117.6
Other current assets                                         17.3           17.0
                                                       ----------      ---------
     Total current assets                                   705.7          720.1
Investments and advances                                      2.6            8.7
Property, plant and equipment, net                           82.9           79.6
Goodwill and other intangibles, net                         313.3          244.3
Software and development costs, net                          18.9            9.7
Prepaid pension cost                                        101.9           96.7
Deferred income taxes, less current portion                  20.5           81.9
Other noncurrent assets                                       1.5            2.3
                                                       ----------      ---------
     Total assets                                      $  1,247.3      $ 1,243.3
                                                       ----------      ---------
                                                       ----------      ---------

--------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------

Short-term debt and current
 portion of long-term obligations                      $      0.7      $     2.2
Accounts payable                                             66.7           57.8
Drafts and settlements payable                              125.0          111.9
Customer advances                                            13.3            9.9
Deferred income                                              26.0           35.9
Accrued taxes                                                82.2           79.8
Employee compensation and benefits                           64.8           66.1
Other accrued expenses                                       95.0          115.2
                                                       ----------      ---------
     Total current liabilities                              473.7          478.8
Long-term obligations, less current portion                  58.2            0.8
Restructure reserves, less current portion                   30.7           30.8
Employee benefit plans                                       71.5           69.1
Other noncurrent liabilities                                 55.5           75.5
Stockholders' equity                                        557.7          588.3
                                                       ----------      ---------
     Total liabilities and
      stockholders' equity                             $  1,247.3      $ 1,243.3
                                                       ----------      ---------
                                                       ----------      ---------

--------------------------------------------------------------------------------
See notes to consolidated financial statements.



FORM 10-Q
CONSOLIDATED                                                              Ceridian Corporation
STATEMENT OF CASH FLOWS (Unaudited)                                         and Subsidiaries
---------------------------------------------------------------------------------------------------
                                                                    For Periods Ended September 30,
                                                                               Nine Months
                                                                           1998           1997
---------------------------------------------------------------------------------------------------
                                                                             (In millions)

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                     $  100.3        $  (1.4)
Adjustments to reconcile net earnings (loss) to net cash
 provided by (used for) operating activities:
  Earnings from discontinued operations                                        -          (39.3)
  Deferred income tax provision                                             48.4              -
  Depreciation and amortization                                             38.2           45.8
  Restructure reserves utilized                                             (1.3)         (20.6)
  Impairment loss from asset write-offs                                        -          116.9
  Other                                                                     (4.6)           2.3
  Net change in working capital items:
   Trade and other receivables                                             (37.2)         (43.6)
   Accounts payable                                                          1.2            1.0
   Drafts and settlements payable                                           13.2              -
   Employee compensation and benefits                                        1.5            0.6
   Accrued taxes                                                            (9.8)          (0.3)
   Net assets of discontinued operations                                       -           32.3
   Other current assets and liabilities                                    (19.3)          32.3
                                                                        --------        -------
  Net cash provided by (used for) operating activities                     130.6          126.0
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant and equipment                                 (31.3)         (31.2)
Expended for software and development costs                                (14.8)         (30.6)
Expended for investments in and advances
 to businesses, less cash acquired                                        (154.9)         (25.5)
Proceeds from sales of businesses and assets                                41.4              -
                                                                        --------        -------
  Net cash provided by (used for) investing activities                    (159.6)         (87.3)
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit and overdrafts, net                                        61.2           32.6
Repayment of other debt                                                        -          (11.1)
Repurchase of stock                                                       (166.8)        (126.9)
Exercise of stock options and other                                         31.8           43.0
                                                                        --------        -------
  Net cash provided by (used for) financing activities                     (73.8)         (62.4)
-----------------------------------------------------------------------------------------------

NET CASH PROVIDED (USED)                                                  (102.8)         (23.7)
Cash and equivalents at beginning of period                                268.0           71.1
Cash and equivalents at end of period                                   $  165.2        $  47.4
                                                                        --------        -------
                                                                        --------        -------
-----------------------------------------------------------------------------------------------

See notes to consolidated financial statements.


                                     FORM 10-Q
                       CERIDIAN CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                 September 30, 1998
                               (Dollars in millions)
                                    (Unaudited)

COMPREHENSIVE INCOME

FAS 130, "Reporting Comprehensive Income," requires that the sum of net earnings (loss) and the change in certain other equity accounts, namely foreign currency translation adjustment and pension liability adjustment, be disclosed as "comprehensive income" in 1998 and for the corresponding 1997 period. This disclosure requirement has no effect on the accounting for the elements which comprise comprehensive income (loss).


                                                          Ending        Beginning
                                                          Balance        Balance            Net

Third Quarter 1998
Change in accumulated other comprehensive income:
Foreign currency translation                             $   (5.5)       $   0.4
Pension liability adjustment                                 (9.5)          (9.5)
                                                         -----------------------
Total                                                    $  (15.0)       $  (9.1)       $  (5.9)
Net earnings                                                                               33.2
                                                                                        --------
Comprehensive income                                                                    $  27.3
                                                                                        --------
                                                                                        --------

Third Quarter 1997
Change in accumulated other comprehensive income:
Foreign currency translation                              $  (0.5)       $  (0.4)
Pension liability adjustment                                 (6.3)          (6.3)
                                                         -----------------------
Total                                                     $  (6.8)       $  (6.7)       $  (0.1)
Net loss                                                                                  (93.7)
                                                                                        --------
Comprehensive loss                                                                      $ (93.8)
                                                                                        --------
                                                                                        --------

Year to Date 1998
Change in accumulated other comprehensive income:
Foreign currency translation                              $  (5.5)        $  2.0
Pension liability adjustment                                 (9.5)          (9.5)
                                                         -----------------------
Total                                                     $ (15.0)        $ (7.5)       $  (7.5)
Net earnings                                                                              100.3
                                                                                        --------
Comprehensive income                                                                    $  92.8
                                                                                        --------
                                                                                        --------

Year to Date 1997
Change in accumulated other comprehensive income:
Foreign currency translation                              $  (0.5)        $  0.4
Pension liability adjustment                                 (6.3)          (6.3)
                                                         -----------------------
Total                                                     $  (6.8)        $ (5.9)       $  (0.9)
Net loss                                                                                   (1.4)
                                                                                        --------
Comprehensive loss                                                                      $  (2.3)
                                                                                        --------
                                                                                        --------


                       CERIDIAN CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                 September 30, 1998
                               (Dollars in millions)
                                    (Unaudited)


EARNINGS PER SHARE
(shares in thousands)


                                                                       For Periods Ended September 30,
                                                                 Three Months                  Nine Months
                                                          -----------------------------------------------------
                                                             1998           1997           1998           1997
                                                          -----------------------------------------------------

BASIC EARNINGS PER SHARE

Earnings (loss) from continuing operations
 applicable to common stock                               $  33.2       $ (110.1)       $ 100.3       $  (40.7)

Weighted average shares                                    72,010         79,189         72,177         79,660
--------------------------------------------------------------------------------------------------------------
Earnings (loss) per share from continuing operations      $  0.46       $  (1.39)       $  1.39       $  (0.51)
--------------------------------------------------------------------------------------------------------------

Net earnings (loss) applicable to
 common stock                                             $  33.2       $  (93.7)       $ 100.3       $   (1.4)

Weighted average shares                                    72,010         79,189         72,177         79,660
--------------------------------------------------------------------------------------------------------------
Net earnings (loss) per share                             $  0.46       $  (1.18)       $  1.39       $  (0.02)
--------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE

Earnings (loss) from continuing operations                $  33.2       $ (110.1)       $ 100.3       $  (40.7)

Weighted average shares                                    72,010         79,189         72,177         79,660
Stock options                                               1,750              -          1,729              -
                                                          -------       --------        -------       --------
Total dilutive shares                                      73,760         79,189         73,906         79,660
--------------------------------------------------------------------------------------------------------------
Earnings (loss) per share from continuing operations      $  0.45       $  (1.39)       $  1.36       $  (0.51)
--------------------------------------------------------------------------------------------------------------

Net earnings (loss)                                       $  33.2       $  (93.7)       $ 100.3       $   (1.4)

Weighted average shares                                    72,010         79,189         72,177         79,660
Stock options                                               1,750              -          1,729              -
                                                          -------       --------        -------       --------
Total dilutive shares                                      73,760         79,189         73,906         79,660
--------------------------------------------------------------------------------------------------------------
Net earnings (loss) per share                             $  0.45       $  (1.18)       $  1.36       $  (0.02)
--------------------------------------------------------------------------------------------------------------


                       CERIDIAN CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                 September 30, 1998
                               (Dollars in millions)
                                    (Unaudited)


STOCKHOLDERS' EQUITY

                                                     September 30, December 31,
                                                         1998         1997
                                                     ------------- ------------

Common Stock
  Par value - $.50
  Shares authorized - 200,000,000
  Shares issued - 80,842,798 and 80,842,798            $   40.4      $   40.4
  Shares outstanding - 71,758,603 and 73,941,872
Additional paid-in capital                              1,146.8       1,153.0
Accumulated deficit                                      (226.3)       (326.6)
Treasury stock, at cost (9,084,195 and
 6,900,926 common shares)                                (388.2)       (271.0)
Accumulated other comprehensive income                    (15.0)         (7.5)
                                                       --------      --------
      Total stockholders' equity                       $  557.7      $  588.3
                                                       --------      --------
                                                       --------      --------

The increase in the cost of treasury stock reflects the 1998 repurchase of 3,076,975 shares for $149.5, or an average purchase price of $48.60 per share. In addition, in January 1998 Ceridian settled liabilities of $17.2 for shares purchased before December 31, 1997.

FINANCING

Financing for a portion of the purchase price for the acquisitions in first quarter 1998 of the Canadian payroll services businesses was provided by revolving credit facilities with Canadian banks with terms ending July 31, 2002 and current interest rates of approximately 5.5%. The initial outstanding balance of $70.4 under these facilities has been reduced to $57.8 by a combination of $7.5 in net payments and $5.1 in translation adjustments. Comdata also maintains a credit facility which represents the obligations to a charge card issuing bank for the amount of card-based purchases made by local fueling customers. During third quarter 1998, the outstanding balance under this facility was reduced from $11.5 to $0.5.

RECEIVABLES

                                                     September 30, December 31,
                                                         1998         1997
                                                     ------------- ------------

Trade and Other Receivables, Net:
  Trade, less allowances of $17.2 and $10.5            $  348.4      $  277.1
  Other                                                    34.1          40.4
                                                       --------      --------
    Total                                              $  382.5      $  317.5
                                                       --------      --------
                                                       --------      --------


                       CERIDIAN CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                 September 30, 1998
                               (Dollars in millions)
                                     (Unaudited)

CAPITAL ASSETS
---------------------------------------------------------------------------------------------
                                                                September 30, December 31,
                                                                    1998          1997
---------------------------------------------------------------------------------------------

Property, Plant and Equipment
Land                                                              $   1.4      $   1.5
Machinery and equipment                                             181.7        190.0
Buildings and improvements                                           43.5         42.9
                                                                  -------      -------
                                                                    226.6        234.4
Accumulated depreciation                                           (143.7)      (154.8)
                                                                  -------      -------
Property, plant and equipment, net                                $  82.9      $  79.6
                                                                  -------      -------
                                                                  -------      -------

---------------------------------------------------------------------------------------------
Goodwill and Other Intangibles
Goodwill                                                         $  291.2      $ 228.7
Accumulated amortization                                            (31.4)       (38.7)
                                                                  -------      -------
Goodwill, net                                                       259.8        190.0
                                                                  -------      -------
Other intangible assets                                              68.0         64.5
Accumulated amortization                                            (14.5)       (10.2)
                                                                  -------      -------
Other intangibles, net                                               53.5         54.3
                                                                  -------      -------
Goodwill and other intangibles, net                               $ 313.3      $ 244.3
                                                                  -------      -------
                                                                  -------      -------

---------------------------------------------------------------------------------------------
Software and Development Costs
Purchased software                                                $  30.6      $  31.1
Other software development cost                                      23.7         15.5
                                                                  -------      -------
                                                                     54.3         46.6
Accumulated amortization                                            (35.4)       (36.9)
                                                                  -------      -------
Software and development costs, net                               $  18.9      $   9.7
                                                                  -------      -------
                                                                  -------      -------
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
                                                              For Periods Ended September 30,
                                                                        Nine Months
                                                              -------------------------------
Depreciation and Amortization                                        1998         1997
---------------------------------------------------------------------------------------------

Depreciation and amortization of property, plant and
 equipment                                                        $  24.4      $  24.8
Amortization of goodwill                                             11.2          9.8
Amortization of other intangibles                                     4.7          5.8
Amortization of software and development costs                        3.8          7.8
Pension credit                                                       (5.9)        (2.4)
                                                                  -------      -------
          Total                                                   $  38.2      $  45.8
                                                                  -------      -------
                                                                  -------      -------

                                     FORM 10-Q
                       CERIDIAN CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                 September 30, 1998
                               (Dollars in millions)
                                    (Unaudited)

OTHER EXPENSE (INCOME)

                                                                  For Periods Ended September 30,
                                                               Three Months             Nine Months
                                                            1998        1997        1998           1997
                                                           ------      ------      ------        -------

Foreign currency translation expense                       $    -      $  0.1      $  0.1        $   1.1
Loss on sale of assets                                          -           -           -            0.1
Age discrimination settlement                                   -           -           -           13.0
Termination of software development project                     -       150.0           -          150.0
Minority interest and equity in
 operations of affiliates                                     0.9         1.6         2.7            3.2
Other expense (income)                                       (0.3)       (1.3)       (0.4)          (2.5)
                                                           ------      ------      ------        -------
Total                                                      $  0.6     $ 150.4      $  2.4        $ 164.9
                                                           ------      ------      ------        -------
                                                           ------      ------      ------        -------


INVESTING ACTIVITY

During first quarter 1998, Ceridian, through a Canadian subsidiary, acquired two payroll services businesses. The acquisition of the payroll business of Toronto-Dominion Bank in January resulted in the payment of $35.0, of which $28.2 was borrowed from the seller. The acquisition of the payroll business of Canadian Imperial Bank of Commerce in March resulted in the payment of $105.4, of which $42.2 was borrowed from the seller.

In January 1998, Ceridian's Comdata subsidiary sold its gaming services business to First Data Corporation in exchange for First Data's NTS transportation services business and $50.0 in cash. The net cash inflow from the exchange was $29.8 and the net reduction in goodwill was $22.1.

In August 1998, Ceridian sold Resumix Inc. to a company owned principally by a group of investors, including Resumix senior management. Ceridian received a 15 percent equity interest in the company, which has been renamed Resumix, Inc. in the form of 1,499,900 shares of preferred stock with a liquidation preference of $4.10 per share. In addition, Ceridian received $5.5 in cash and an interest bearing note for $22.8. The note calls for annual principal payments of $4.5 beginning in August 2002 with the balance payable in August 2005. The cash portion of the transaction has been recognized and, considering the net asset value and related transaction costs, the resulting gain was not material. The Company will recognize gain on the note receivable as principal payments are funded and on the preferred shares when a ready market develops.

NEW ACCOUNTING PRONOUNCEMENTS

The Company is currently reviewing the potential impact of the recently released FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for Ceridian in January 2000.

                                     FORM 10-Q
                       CERIDIAN CORPORATION AND SUBSIDIARIES
                                 September 30, 1998

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

THIS FORM 10-Q CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS FORM 10-Q THAT ARE NOT STATEMENTS OF HISTORICAL FACT ARE DEEMED TO BE FORWARD LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "ANTICIPATES," "ESTIMATES," "BELIEVES" OR "PLANS," OR COMPARABLE TERMINOLOGY, ARE INTENDED TO INDICATE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS AND ENTAIL VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS.
IMPORTANT FACTORS KNOWN TO CERIDIAN THAT COULD CAUSE SUCH MATERIAL DIFFERENCES INCLUDE CHANGES IN INTEREST RATES AND INVESTMENT INCOME FROM TAX FILING DEPOSITS, EFFORTS TO ENTER LOCAL FUELING MARKETS, ABILITY TO INCREASE REVENUE FROM CROSS-SELLING EFFORTS AND NEW PRODUCTS, ABILITY TO IMPROVE OPERATING MARGINS IN HUMAN RESOURCE SERVICES, ABILITY TO ACHIEVE ADEQUATE CUSTOMER RETENTION RATES, SUCCESSFUL IMPLEMENTATION OF SYSTEM UPGRADES AND CONVERSIONS, SUCCESSFUL IMPLEMENTATION OF YEAR 2000 REMEDIATION, REPLACEMENT AND TESTING EFFORTS, PRICING PRESSURES DUE TO CONSOLIDATION IN RADIO BROADCASTING INDUSTRY, ABILITY TO ADAPT TO CHANGING TECHNOLOGY, ABILITY TO MANAGE RISKS ASSOCIATED WITH ACQUISITIONS, ABILITY TO ADDRESS CHANGING COMPETITIVE CONDITIONS, AND THE IMPACT OF CHANGES IN OTHER POLITICAL AND ECONOMIC CONDITIONS. FOR A MORE DETAILED DISCUSSION OF THESE FACTORS, SEE THE DISCUSSION UNDER THE CAPTION "CAUTIONARY FACTORS THAT COULD AFFECT FUTURE RESULTS" BEGINNING ON PAGE 11 OF CERIDIAN'S 1997 ANNUAL REPORT TO STOCKHOLDERS, WHICH IS INCORPORATED BY REFERENCE INTO PART II, ITEM 7 OF CERIDIAN'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997, WHICH DISCUSSION IS ALSO INCORPORATED HEREIN BY REFERENCE, AND THE DISCUSSION UNDER THE CAPTION "YEAR 2000 MATTERS" INCLUDED IN THIS FORM 10-Q.

RESULTS OF OPERATIONS

For the third quarter 1998, Ceridian reported net earnings of $33.2 million, or $0.45 per diluted share of common stock, on revenue of $286.1 million, compared to a net loss in the third quarter 1997 of $93.7 million, or $1.18 per diluted share, on revenue of $266.6 million. For the first nine months of 1998, Ceridian reported net earnings of $100.3 million, or $1.36 per diluted share, on revenue of $852.5 million, compared to a net loss in the first nine months of 1997 of $1.4 million, or $0.02 per diluted share, on revenue of $792.3 million. Included in results for the 1997 periods were earnings from discontinued operations of $16.4 million in the third quarter and $39.3 million in the first nine months, representing the net earnings of Computing Devices International (CDI), which was sold at the end of 1997. Ceridian's losses from continuing operations in the 1997 periods were $110.1 million, or $1.39 per diluted share, in the third quarter and $40.7 million, or $0.51 per diluted share, in the first nine months. In the discussion that follows, the term "Ceridian" refers only to Ceridian's continuing operations unless the context clearly indicates otherwise.

The comparison of Ceridian's earnings in the 1998 and 1997 periods is significantly affected by a third quarter 1997 charge of $150.0 million related to the termination of a payroll software development project, a first quarter 1997 charge of $13.0 million related to the settlement of certain litigation, and Ceridian's fourth quarter 1997 recognition under FAS 109 of the future tax benefits of its net operating loss carryforwards (NOLs). As a result of the recognition of the NOLs, Ceridian's operating results in the 1998 periods are reported on a fully taxed basis, in contrast to its 1997 results.

                                     FORM 10-Q
                       CERIDIAN CORPORATION AND SUBSIDIARIES
                                 September 30, 1998

In an effort to facilitate comparisons between 1998 and 1997 results from continuing operations, Ceridian has utilized certain pro forma adjustments to calculate revised earnings figures for its continuing operations for 1997 that it believes may assist in making comparisons with its 1998 results. The most significant of these pro forma adjustments include (i) tax effecting 1997 earnings at an assumed rate of 37%, (ii) removing the 1997 payroll software development project termination and litigation settlement charges discussed above, (iii) assuming that CDI was sold at the beginning of 1997 for its sale price of $600 million, and (iv) investing at 5.5% per annum the $500 million difference between the CDI sale price and the amount of cash retained by a Canadian subsidiary included in the CDI sale. On this pro forma adjusted basis, Ceridian estimates that its earnings from continuing operations would have been $29.0 million, or $0.36 per diluted share, for the third quarter 1997, and $90.5 million, or $1.12 per diluted share, for the first nine months of 1997.

REVENUE. The following table sets forth revenue for Ceridian's principal businesses for the periods shown.


                                             Three Months Ended September 30,                Nine Months Ended September 30,
                                              1998                       1997              1998                          1997
(DOLLARS IN MILLIONS)                                    % change                                     % change

Human Resource Services                     $165.9          20.2%      $138.0            $508.9          20.1%         $423.7
Comdata Transportation Services               67.6          32.7%        50.8             194.9          32.8%          146.7
Comdata Gaming Services (1)                     --             NC        35.6               5.8             NC          101.3
Arbitron                                      52.6          24.9%        42.2             142.9          18.6%          120.6

     Total Revenue                          $286.1           7.3%      $266.6            $852.5           7.6%         $792.3


(1) Sold to First Data Corporation in exchange for its NTS transportation services unit (NTS) and cash in January 1998.

Two-thirds of the revenue growth in Human Resource Services (HRS) in the quarterly comparison and almost one-half of the revenue growth in the year-to-date comparison was due to the first quarter 1998 acquisitions of the Canadian payroll services businesses. This growth was offset somewhat by the net effect of acquisitions and dispositions, primarily the sale of Resumix Inc. in August 1998. Apart from the effect of these acquisitions and dispositions, HRS' revenue grew 12% for the quarter and year-to-date. This growth largely reflected a revised pricing structure for payroll services, employment growth experienced by Ceridian's payroll and tax filing customers, and the sale of add-on services to existing customers. Revenue growth was restrained somewhat by Ceridian's January 1, 1998 implementation of IRS electronic funds transfer regulations that reduce by one day the period of time certain tax filing deposits may be held. As a result, Ceridian's average investment balances were down slightly in the 1998 periods, but with slightly higher yields investment income was essentially unchanged from the 1997 periods.

Nearly one-half of the revenue growth in Comdata transportation services in the quarterly and year-to-date comparisons was due to acquisitions, primarily the January 1998 acquisition of NTS. Apart from acquisitions, revenue growth in transportation services primarily reflected a year-to-date increase in funds transfer transactions and increased sales of fuel desk automation systems, long-distance telecommunications services and newer products such as prepaid telephone debit cards.

                                     FORM 10-Q
                       CERIDIAN CORPORATION AND SUBSIDIARIES
                                 September 30, 1998

About 40% of Arbitron's revenue growth in the quarterly and year-to-date comparisons was due to the November 1997 acquisition of Continental Research and the May 1998 acquisition of the radio station, advertiser/agency and international assets of Tapscan, Inc. In addition, the timing of the signing of certain large contract renewals accounted for about one quarter of the revenue increase in the quarterly comparison and a much smaller portion of the year-to-date increase. Apart from acquisitions and the timing of contract renewals, Arbitron's revenue growth reflected price escalators in multi-year customer contracts, increased sales of analytical software and product and media usage reports, and an increased number of subscribers for ratings services.

COSTS AND EXPENSES. Ceridian's gross margin increased in the quarterly comparison from 50.3% to 52.1%, and in the year-to-date comparison from 50.9% to 52.9%. The increase resulted from improved year-to-date performance in HRS, quarter and year-to-date improvement in Comdata, and a change in overall revenue mix as a result of revenue growth in HRS and Arbitron and the sale of Comdata gaming services. The gross margin improvement in HRS largely reflected the revenue growth attributable to the revised pricing structure for payroll services, cost reduction and productivity initiatives in the payroll business and generally increased economies of scale. These favorable results were offset in part by Resumix's performance during 1998, particularly in the quarterly comparison. The increase in Comdata's gross margin in the quarterly comparison was due to sale of gaming services in January 1988, whose gross margin had begun to decline significantly in the second quarter 1997, and to revenue growth, lower telecommunications costs and staff reductions in transportation services.

Ceridian's selling, general and administrative expenses decreased from 29.9% to 27.1% of revenue in the quarterly comparison, and from 29.6% to 27.8% of revenue in the year-to-date comparison. Decreases in total general and administrative expenses as a percentage of revenue in both the quarterly and year-to-date comparisons were partially offset by increases in selling expense as a percentage of revenue. The decrease in general and administrative expenses was primarily attributable to the sale of gaming services and the treatment of proceeds from the temporary provision of processing services to the purchaser of that business as a reduction of administrative expense and to staff reductions in HRS. Selling expense as a percentage of revenue increased in all major businesses in the quarterly comparison. The year-to-date percentage increase in selling expense was largely due to an increase in Comdata, reflecting customer acquisition expense during the first half of 1998 in connection with its local fueling services, and the relatively greater revenue growth in HRS, whose selling expenses are higher as a percentage of revenue than those of Comdata or Arbitron.

Ceridian's research and development expenses increased from 5.0% to 7.0% of revenue in the quarterly comparison, and from 5.0% to 6.8% of revenue in the year-to-date comparison, reflecting development efforts directed toward both new applications and enhancements to existing applications, quality assurance programs in HRS, and year 2000 compliance efforts.

EARNINGS BEFORE INTEREST AND TAXES. Without regard to the unusual 1997 charges of $13 million for litigation in first quarter and $150 million for the termination of a payroll software development project in the third quarter, Ceridian's earnings before interest and taxes (EBIT) increased $9.8 million, or 24.2%, in the quarterly comparison, and increased $25.9 million, or 20.3%, in the year-to-date comparison. As a percentage of revenue, Ceridian's EBIT, similarly adjusted, increased from 15.3% to 17.7% in the quarterly comparison, and from 16.1% to 18.0% in the year-to-date comparison.

                                     FORM 10-Q
                       CERIDIAN CORPORATION AND SUBSIDIARIES
                                 September 30, 1998

INTEREST INCOME AND EXPENSE AND TAXES. The decrease in interest expense and the increase in interest income in the quarterly comparison reflects the proceeds of Ceridian's sale of CDI, a portion of which was used to reduce debt and repurchase stock and the balance of which was used to increase cash and equivalents. The recognition in the fourth quarter 1997 of the benefit of Ceridian's NOLs has resulted in an effective tax rate of approximately 37% for 1998 tax provisions in contrast to 1997 tax provisions that reflected only a minor amount of state and foreign taxes. Despite the NOL recognition for financial statement purposes, Ceridian's remaining NOLs continue to reduce Ceridian's actual federal income tax payments, as noted below.

FINANCIAL CONDITION

During the first nine months of 1998, operating activities provided $130.6 million of cash, compared to $126.0 million in the first nine months of 1997. Cash flows from operations during the 1998 period were increased by the $48.4 million portion of the $58.0 million income tax provision which is not currently payable due to the benefit of the NOLs. Net changes in working capital items reduced operating cash flows in the 1998 year-to-date period by $50.4 million, as payments of income taxes and costs related to the CDI sale and accruals for 1997 unusual charges, along with an increase in Comdata receivables, more than offset an increase in transportation drafts and settlements payable. Comdata's receivables include trade accounts receivable purchased at a discount from selected trucking companies, primarily with recourse, and credit obligations of trucking companies generated in connection with local fueling. The amount of these types of receivables has grown with the acquisition of NTS and the expansion of the local fueling service, and is expected to continue to increase. The average number of days outstanding for these types of receivables is significantly greater than for receivables generated by Comdata's other funds transfer activities, increasing Comdata's working capital needs.

Ceridian's cash utilized for major investing activities during the first nine months of 1998 are described in the financial statement note entitled "Investing Activity." Cash utilized for financing activities during the first nine months of 1998 involved Ceridian's repurchase of shares of its common stock, as described in the financial statement note entitled "Stockholders' Equity." At September 30, 1998, Ceridian had corporate authorizations remaining to purchase up to an additional 2.7 million shares of its stock. This utilization of cash was partially offset by a net increase in outstanding debt of $61.2 million, primarily to finance a portion of the purchase price of the Canadian payroll services businesses, and the proceeds of stock option exercises.

At September 30, 1998, there were no revolving loans and $2.9 million in letters of credit outstanding under Ceridian's $250 million U.S. revolving credit facility. Ceridian and its subsidiaries were in compliance with all covenants contained in applicable credit facilities on that date. In the opinion of the Company, current cash balances and borrowing facilities provide sufficient funds for future operations and investments.

YEAR 2000 MATTERS

BACKGROUND. Because many computer programs and embedded logic devices utilize two rather than four digits to define the applicable year, these programs and devices may fail to properly recognize date sensitive information relating to dates after the beginning of the year 2000. If not corrected, many computer applications could fail or create erroneous results. Year 2000 issues potentially impacting the Company relate not only to the Company's own internal systems, software and products, but also to the compliance efforts of third parties.

                                     FORM 10-Q
                       CERIDIAN CORPORATION AND SUBSIDIARIES
                                 September 30, 1998

THE COMPANY'S STATE OF READINESS. Because each of the Company's businesses generally has separate systems, software and products, the year 2000 issues are different for each business. The Company has identified the information technology ("IT") and non-IT systems, software and products in each of its businesses which could be affected by the year 2000 issue, and has assessed the efforts required to remediate or replace them. The Company has also identified versions of its products that will not be made compliant and is assisting customers in upgrading or migrating to year 2000 compliant versions. By the end of 1998, most of the Company's major or key systems, software and products will be remediated or replaced and significant testing will have commenced; any remaining systems, software and products are scheduled to be remediated or replaced in the first half of 1999. The Company anticipates using 1999 for continued testing, implementing changes and making necessary refinements. Management expects that the systems, software and products for which the Company has responsibility currently are year 2000 compliant or will be compliant on a timely basis.

The Company has contacted many customers, vendors, governmental agencies and other third parties with whom it deals to identify potential issues the Company might encounter if those third parties are not year 2000 compliant. These communications are also used to elicit the status of such third parties' year 2000 readiness, and to clarify which year 2000 issues are the responsibility of the Company and which are the responsibility of the third party. Because of the complexity of the year 2000 issue and the differing states of readiness of these third parties, the Company expects these discussions to continue throughout 1999. The Company does not anticipate that the year 2000 issues it will encounter with third parties will be different than those encountered by other providers of information services, including the Company's competitors. Key vendors to the Company and its customers which support the ability of the Company to provide its services include telecommunications and electrical companies.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. A significant portion of the Company's year 2000 compliance efforts have occurred or are occurring in connection with system upgrades or replacements that were otherwise planned (but perhaps accelerated due to the year 2000 issue) or which have significant improvements and benefits unrelated to year 2000 issues.
Examples include various internal hardware systems and financial software and aspects of various processing systems. These costs are being capitalized as appropriate.

Year 2000 costs for the Company's systems, software and products to be expensed as incurred are estimated to be approximately $20 million in 1998, about half of which was spent by the end of the third quarter. Such expenses are estimated to be between $15 million and $18 million in 1999. In addition, capitalized costs for year 2000 efforts are estimated to be between $5 million and $8 million in 1998, most of which will be incurred in the fourth quarter. Such capitalized costs are estimated to be between $4 million and $6 million in 1999. Due to the nature of remediation and replacement efforts, the timing of these costs could shift between periods. The Company has not yet estimated year 2000 costs for periods after 1999. Some post-1999 costs might be anticipated due to extra customer service efforts created by the failure of third parties to be year 2000 compliant.

The Company has also developed a plan to assist with the remediation of customers' customized software which facilitates the use of the Company's services. Remediation of such customized software is the customers' responsibility, but as part of the Company's customer service efforts it is providing a solution to assist the customer in this remediation. The Company anticipates it will recover most of its costs in providing this customer assistance. The Company's costs and related recoveries for these efforts will be highly dependent on customers' usage of these services.

                                     FORM 10-Q
                       CERIDIAN CORPORATION AND SUBSIDIARIES
                                 September 30, 1998

Neither the costs incurred for year 2000 compliance efforts, nor the delay or deferral of certain development projects that might have otherwise been undertaken in the absence of year 2000 compliance efforts, are expected to have a material effect on Ceridian's financial position or results of operation. Such costs generally have been funded by the re-deployment of both IT and non-IT financial and personnel resources. In addition, the Company has attempted to address many year 2000 issues as part of re-engineering or replacement efforts. As a result, the Company anticipates non-year 2000 benefits such as improved efficiencies, operations and services as part of those efforts.

THE COMPANY'S CONTINGENCY PLANS. Detailed contingency plans for each of the Company's businesses are being prepared and will be refined as appropriate. Those plans will focus on matters which appear to be the Company's most likely year 2000 risks, such as possible additional customer support efforts by the Company that would be necessary if customers or vendors are not year 2000 compliant, or if a year 2000 issue should not be timely detected in the Company's own compliance efforts.

RISKS OF THE COMPANY'S YEAR 2000 ISSUES. The Company does not anticipate that the year 2000 issues and risks, including the most reasonably likely worst case year 2000 scenario, it will encounter will be significantly different than those encountered by other providers of information services, including the Company's competitors. Although the Company believes its remediation, replacement and testing efforts will address all of the year 2000 issues for which the Company is responsible, to the extent these efforts are not successful, additional compliance efforts would be necessary together with additional customer service efforts and expenditures. If third parties fail in their compliance efforts, the Company could also be impacted and required to provide additional customer service efforts. In such an event, the Company could incur additional costs and experience a negative impact on revenues.

The Company's cost and timetable estimates for its year 2000 efforts are subject to potentially significant estimation uncertainties that could cause actual results to differ materially. These estimates are based on management's current best estimates and reflect certain assumptions.
Factors which could impact these estimates include: the availability of appropriate technology personnel; the rate and magnitude of related labor costs; the successful identification of all aspects of the Company's systems, software and products that require remediation or replacement; the extent of testing required; the costs of the Company's efforts to assist certain customers in the remediation of their customized code; the amount of cost recoveries from those efforts; and the success of third parties in their year 2000 compliance efforts. Due to the complexity and pervasiveness of the year 2000 issue, and in particular the uncertainty regarding the compliance efforts of third parties, no assurance can be given that these estimates will be achieved, and actual results could differ materially.

                                     FORM 10-Q
                       CERIDIAN CORPORATION AND SUBSIDIARIES
                                 September 30, 1998

Part II.  Other Information

ITEM 5. OTHER INFORMATION

In connection with recent amendments to the proxy rules by the Securities and Exchange Commission ("SEC"), the Company has amended its Bylaw provisions relating to advance notice requirements for stockholder proposed business or nominations for director at annual meetings of stockholders. As permitted by the proxy rules, these advance notice requirements of the Bylaws supersede the notice requirements contained in these recent amendments to the proxy rules.

As amended, the Bylaws provide that business may be brought before an annual meeting by a stockholder only if the stockholder provides written notice to the Secretary of the Company not less than 90 or more than 120 days prior to the meeting, unless notice of the date of the meeting is given to stockholders or is publicly announced less than 100 days prior to the meeting. In that case, a stockholder's notice of proposed business must be provided no later than 10 days following the date notice of the annual meeting was mailed or the public announcement of the date was made, whichever is earlier. A stockholder's notice must set forth (i) a description of the proposed business and the reasons for it, (ii) the name and address of the stockholder making the proposal, (iii) the class and number of shares of Company stock owned by the stockholder, and (iv) a description of any material interest of the stockholder in the proposed business.

The Bylaws also provide that a stockholder may nominate a director at an annual meeting only after providing advance written notice to the Secretary of the Company within the time limits described above. The stockholder's notice must set forth all information about each nominee that would be required under SEC rules in a proxy statement soliciting proxies for the election of such nominee, as well as the nominee's business and residence address. The notice must also set forth the name and record address of the stockholder making the nomination and the class and number of shares of the Company stock owned by that stockholder.

The Company hereby publicly announces that the date of the 1999 Annual Meeting of Stockholders is May 20, 1999. Any stockholder business, or nomination, which the presiding officer determines has not been brought before the meeting in accordance with the Company's Bylaw provisions, will not be voted upon at the meeting. A copy of the Company's Bylaws may be obtained by contacting the Company's Secretary, Ceridian Corporation, 8100 34th Avenue South, Minneapolis, Minnesota 55425.

                                     FORM 10-Q
                       CERIDIAN CORPORATION AND SUBSIDIARIES
                                 September 30, 1998



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits.


      Exhibit   Description                                                                 Code

      10.01     Form of Amendment to Executive Employment Agreement                           E
      27.01     Financial Data Schedule - September 30, 1998                                  E
      27.02     Financial Data Schedule (Restated) - June 30, 1997 and September 30, 1997     E
      27.03     Financial Data Schedule (Restated) - June 30, 1996 and September 30, 1996     E








Legend:   (E)   Electronic Filing




     (b)  Reports on Form 8-K.

                    None.

                                     SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended September 30, 1998, to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CERIDIAN CORPORATION
                                            Registrant




Date:  November 10, 1998                  /s/ L. D. Gross
                                          ------------------------------
                                          L. D. Gross
                                          Vice President and
                                          Corporate Controller
                                          (Principal Accounting Officer)