Form 10-K405
period 1998-12-31
CERIDIAN CORP
filed 1999-03-26
CIK 109758

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549

                               ---------------------

                                      FORM 10-K

                               ---------------------

                   Annual Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                    For the fiscal year ended December 31, 1998

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

                               ---------------------

            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS:               NAME OF EACH EXCHANGE ON WHICH
Common stock, par value $.50       REGISTERED:
                                   New York Stock Exchange, Inc.;
                                   The Chicago Stock Exchange; and
                                   The Pacific Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of Ceridian as of February 28, 1999, excluding outstanding shares beneficially owned by executive officers and directors of Ceridian, was $5,152,475,234.

The number of shares of Ceridian common stock outstanding as of February 28, 1999 was 144,101,748.

                        DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 1998 Annual Report to Stockholders of Registrant: Parts I & II Portions of the Proxy Statement for Annual Meeting of Stockholders, May 20, 1999: Parts III and IV

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                CERIDIAN CORPORATION
                                       PART I

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE STATEMENTS REGARDING CERIDIAN CORPORATION CONTAINED IN THIS RELEASE THAT ARE NOT HISTORICAL IN NATURE, PARTICULARLY THOSE THAT UTILIZE TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "ANTICIPATES," "ESTIMATES," "BELIEVES" OR "PLANS," OR COMPARABLE TERMINOLOGY, ARE FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS, AND ENTAIL VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS KNOWN TO CERIDIAN THAT COULD CAUSE SUCH MATERIAL DIFFERENCES ARE IDENTIFIED IN THE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION" UNDER THE CAPTION "CAUTIONARY FACTORS THAT COULD AFFECT FUTURE RESULTS" ON PAGE 15 OF CERIDIAN'S 1998 ANNUAL REPORT TO STOCKHOLDERS, WHICH IS INCORPORATED BY REFERENCE INTO PART II, ITEM 7 OF THIS REPORT.

ITEM 1.  BUSINESS.

     Ceridian Corporation ("Ceridian") was founded in 1957 and is incorporated in Delaware. The principal executive office of Ceridian is located at 8100 34th Avenue South, Minneapolis, Minnesota 55425, telephone
(612) 853-8100.

     Ceridian operates exclusively in the information services industry. Ceridian's information services businesses, which consist of its Human Resource Services businesses ("HRS"), its Comdata subsidiary and its Arbitron division, provide products and services to customers in the human resources, transportation and media information markets. These businesses collect, manage and analyze data and process transactions on behalf of customers, report information resulting from such activities to customers, and provide customers with related software applications and services. The technology-based products and services of these businesses are typically provided through long-term customer relationships that result in a high level of recurring revenue.

HUMAN RESOURCE SERVICES.

     The businesses comprising HRS offer a broad range of services and software designed to help employers more effectively manage their work forces and information that is integral to human resource processes. HRS' human resource management products and services are provided through Ceridian Employer Services, Ceridian Performance Partners, Centrefile and Usertech. HRS' revenue for the years 1996, 1997 and 1998 was $490.3 million, $578.6 million and $700.3 million, respectively.

     MARKETS. The market for human resource services covers a comprehensive range of information management and employer/employee assistance services and software. These products and services include transaction-oriented administrative services and software products, primarily in areas such as payroll processing, tax filing and benefits administration as well as management support software and services in areas such as human resource administration, regulatory compliance, employee training and employee assistance programs.

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

     Ceridian classifies employers in the human resource services market into three categories: small (fewer than 100 employees), medium (100 to 10,000 employees) and large (over 10,000 employees). Small employers in the human resource services market tend to be relatively more price sensitive, to require less customization or flexibility in product and service offerings, and to switch more readily from one provider to another. Medium- and large-sized employers' human resource management needs tend to be more complex, and therefore often require more customization and flexibility in products and services, greater integration among data processing systems and a greater variety of products and services. Ceridian believes, however, that with regard to any size employer, a provider of a transaction-based service, such as payroll processing, or employee assistance and work-life services is afforded attractive opportunities to complement that core service with additional products and services that are natural adjuncts to that core service and potentially important factors in revenue growth.

     PRODUCTS AND SERVICES. HRS' human resource management products and services include payroll processing services and software, tax filing services, human resource information software, benefits administration software, time and attendance solutions, recruiting and skills management software, employee assistance and work-life programs, training and other services. These products and services are provided in the U.S., Canada and the United Kingdom through Ceridian Employer Services, Ceridian Performance Partners, Centrefile and Usertech. Payroll processing and tax filing services accounted for about 86% of HRS' 1998 revenue, with about 80% of 1998 payroll processing and tax filing revenue derived from the United States.

     Payroll processing in the U.S. consists primarily of preparing and furnishing employee payroll checks, direct deposit advices and supporting journals and summaries, but does not involve the handling or transmission of customer payroll funds. Ceridian also supplies quarterly and annual social security, Medicare, and federal, state and local income tax withholding reports required to be filed by employers and employees. Payroll tax filing consists primarily of collecting funds for federal, state and local employment taxes from customers based on payroll information provided by the customers, remitting funds collected to the appropriate taxing authorities, filing applicable returns, and handling related regulatory correspondence and amendments. Payroll-related services are typically priced on a fee-per-item-processed basis.

     Revenue from payroll tax filing services in the U.S. also includes investment income earned by Ceridian from tax filing deposits temporarily held pending remittance on behalf of customers to taxing authorities. Customer deposits are held in a fiduciary capacity in a tax filing trust established by Ceridian. The trust invests primarily in high quality collateralized short-term investments, top tier commercial paper, U.S. Treasury and Agency securities, AAA rated asset-backed securities and corporate securities rated A3/A- or better. The duration of investments is carefully managed to meet the liquidity needs of the trust. About 62% of 1998 tax filing revenue was attributable to such investment income. Due to the significance of this investment income, HRS' quarterly revenue and profitability fluctuate as a result of changes in interest rates and in the amount of tax filing deposits held. Because the volume of payroll items processed increases in the first and fourth quarters of each year in connection with employers' year-end reporting requirements, and because the amount of tax filing deposits also tends to be greatest in the first quarter, HRS' revenue and profitability tend to be greater in those quarters.

     Payroll processing in the U.S. is conducted using Ceridian's proprietary "Signature" software at 31 district offices located throughout the U.S.. Ceridian's payroll system allows customers to input their own payroll data via personal computers, transmit the data on-line to Ceridian for processing, retrieve reports and data files from Ceridian and print reports and, in certain instances, payroll checks or direct deposit advices on site. Customers can also input payroll data by telephone or batch transmittal, with payroll checks and related reports prepared by Ceridian at one of its district processing centers. Ceridian's payroll processing system also interfaces with both customer and third-party transaction processing systems to facilitate services such as direct deposit of payroll. Ceridian's tax filing services are provided not only to employers who utilize Ceridian's payroll processing service, but also to local and regional payroll processors.

     Ceridian provides human resource information systems (HRIS) software that runs in either Windows (*) or DOS environments and serves as a "front-end" to Ceridian's Signature payroll processing system, allowing customers to utilize a common database for both payroll and HRIS purposes. This enables the customer to create a single database of employee information for on-line inquiry, updating and reporting in payroll and other areas important to human resource administration and management, such as employee data tracking, government compliance, compensation analysis and benefits administration. Ceridian also provides HRIS software for Microsoft operating environments that incorporates open, industry standard technology, is scalable from standalone applications to full client/server configurations, and can be utilized with an existing interface as a front-end for Ceridian's payroll processing and tax filing services. Ceridian introduced during 1998 versions of this software that will enable it to serve as a fully integrated front-end to the Signature payroll processing system, as well as an Internet/intranet version which will enable employees and managers to view and modify various types of human resources information on-line.

     In 1998, Ceridian introduced its Source 500 product, a fully integrated HRIS, payroll, benefits, recruiting and employee self-service solution. Because of the importance of being able to integrate Ceridian's payroll processing and tax filing systems with other systems and applications utilized by customers and potential customers, particularly third-party HRIS applications, Ceridian has also developed interfaces to exchange employee-related information between Ceridian's payroll system and the HRIS systems of vendors, such as Oracle Corporation, SAP and PeopleSoft Inc.

     In recent years, Ceridian has expanded its payroll processing and HRIS software businesses outside of the U.S. through acquisitions. Approximately 17% of HRS' 1998 revenue was obtained from customers outside of the U.S. Ceridian's Centrefile Limited subsidiary provides mainframe-based payroll processing services and HRIS software in the United Kingdom. Centrefile's services do not involve the handling or transmission of customer payroll funds. As a result of the acquisition of the payroll processing business of the Toronto-Dominion Bank in January 1998 and the Comcheq payroll processing business of the Canadian Imperial Bank of Commerce in March 1998, Ceridian handles payroll as well as tax filing funds for its Canadian customers. Ceridian collects payroll and payroll tax amounts from customers and remits tax amounts to applicable governmental authorities and makes direct deposits of payroll amounts to employees' bank accounts. As a result, revenue from Ceridian's payroll processing services in Canada also includes investment income received from temporarily holding these amounts. The Canadian trust invests in securities issued by the government and provinces of Canada, highly rated Canada banks and corporations, asset backed trusts and mortgages. Ceridian earns income from the trust and charges fees for services similar to those provided in the U.S. About 32% of the 1998 revenue of these Canadian businesses was attributable to such investment income.

     Ceridian's Small Business Solutions provides Internet payroll processing, tax filing, unemployment compensation management and related services, primarily for small employers located in the Mid-Atlantic States. Ceridian also provides advanced time and attendance software, including a client/server version which complements a wide variety of HRIS and payroll systems, and a series of inter-related software applications that allow employees and managers direct access to employment-related information through telephones, touch screen kiosks, personal computers and Internet/intranet technologies.


----------------------------------
(*)  "Windows" is a trademark of Microsoft Corporation.

     HRS also includes Ceridian businesses that provide a variety of employee assistance, work-life balance, management support and training products and services. Ceridian Performance Partners provides services to help organizations address workplace effectiveness issues and improve employee recruitment, retention and productivity and reduce absenteeism. Staff consultants provide confidential assistance 24 hours a day to customers' employees to help them address issues ranging from everyday matters to crisis situations. Supporting these consultants are research and subject matter experts who provide specialized expertise in areas, such as parenting/child care, elder care, adult disabilities, addiction disorders, mental health and financial, legal, managerial/supervisory and education/schooling issues. In November 1998, Ceridian acquired for Ceridian Performance Partners the work-life services business of Work/Family Directions, Inc. The acquisition doubled the number of Ceridian Performance Partners' employees and the number of client employees and family members served.

     Ceridian's Usertech provides customized end-user training and support programs to organizations implementing new systems. Services provided by Usertech include classroom and computer-based training, print-based and on-line user guides and reference, and marketing communications programs.

     SALES AND MARKETING. Payroll processing, tax filing and human resource management software and services are marketed in the U.S. through a direct sales force operating through about three dozen offices located throughout the U.S. Marketing relationships have been established with banks, accounting firms and insurance companies pursuant to which these products and services are offered to the business clients of these entities. The most significant source of customer leads for these transaction-based products and services are referrals from these marketing relationships and existing customers. The other HRS businesses, including operations in the United Kingdom and Canada, utilize their own direct sales forces. Customer leads for the products and services of these businesses are generally obtained through referrals, trade shows, product demonstration seminars, third party resellers and direct sales efforts.

     HRS' customer base covers a wide range of industries and markets, and no single customer represented more than 1% of HRS' 1998 revenue. HRS' products and services are provided under written license or service agreements, with contracts for repetitive services generally terminable upon relatively short notice.

     The HRS businesses utilize cooperative marketing relationships with other companies offering products or services that complement those of the HRS businesses as well as informal marketing alliances with human resource consulting firms, and are exploring similar cooperative arrangements with other software, insurance and human resource services providers. During 1998, Ceridian announced an alliance with Aetna U.S. Healthcare to develop and market an Internet-based total benefits and human resources/payroll solution for middle-market employers. HRS is also seeking to further integrate and coordinate the sales and marketing efforts of its businesses and to sell a greater variety of its products and services to the customers of its various businesses.

     COMPETITION. The human resource services industry is highly competitive. Competition comes from national, regional and local third party transaction processors, as well as from software companies, consulting firms and internally developed and operated systems and software.

     The majority of all payroll processing and tax filing in the U.S., Canada and the United Kingdom is supported in-house, with the remainder supported by third party providers. In the U.S., Automatic Data Processing, Inc. ("ADP") is the largest third party provider, with Ceridian and Paychex, Inc. ("Paychex") comprising the other two large, national providers. ADP serves all sizes of employers, while Paychex focuses on small employers. Other third party payroll and tax filing providers are generally regional and local competitors, although larger, national providers of benefits administration or 401(k) processing services may contemplate expansion into outsourced payroll processing. In both the United Kingdom and Canada, Ceridian believes that its respective subsidiaries are the largest outsourced payroll processing providers in terms of revenue, in each case competing with several other national providers, including a subsidiary of ADP, and local providers. Competition in both the payroll processing and HRIS software areas also comes from a number of large, national software companies that provide both payroll processing software for in-house processing as well as HRIS software, often in conjunction with other enterprise management software applications.

     Apart from payroll processing and tax filing services, HRS' businesses generally compete with a variety of national and regional application software companies, training companies, consulting firms and human resource services providers. Generally, the market for these products and services is evolving and is not dominated by a small number of competitors.

     Currently, the principal competitive factors in the human resource services industry are performance, price, functionality, ease and flexibility of use, customer support and industry standard technology architecture. Ceridian believes that the ability to integrate human resource management software applications with customers' other in-house applications, and the ability to provide client/server-based solutions are becoming increasingly important competitive factors. While Ceridian believes its HRS businesses are able to compete effectively in the overall human resource services market, their continued ability to compete effectively will depend in large measure on their ability to timely develop and implement new technology, particularly that which incorporates industry standard architecture and client/server-based solutions.

COMDATA.

     Ceridian's Comdata subsidiary provides transaction processing and decision support services to the transportation industry, primarily trucking companies, truck stops and truck drivers, in both the long haul and local markets in the U.S. In January 1998, Comdata sold its gaming services business to First Data Corporation in exchange for First Data's NTS transportation services business and cash. Comdata's revenue from products and services provided to the transportation industry for the years 1996, 1997 and 1998, including 1998 revenue from the operations of NTS which have been integrated with Comdata, was $173.7 million, $197.8 million and $261.5 million, respectively.

     MARKETS. The transportation industry encompasses both long haul fleets and local fleets. Private fleets predominate in the local fleet segment, but play a lesser role in the long haul fleet segment. Common carriers, which provide trucking services to companies that do not have fleets of their own, predominate in the long haul fleet segment, which is comprised of less-than-truckload and truckload components. The less-than-truckload component, which involves trucks that make multiple stops to load and unload, is characterized by large capital requirements and a relatively high degree of consolidation. The truckload component, which involves the transportation of full loads directly from shipper to final destination without going through any sorting terminals, is highly fragmented and, Comdata believes, is growing at the expense of the less-than-truckload component.

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

     SERVICES. Comdata provides services to trucking companies, truck stops and truck drivers in the long haul segment of the trucking industry, and is seeking to expand its service offerings to the local fleet segment. These services primarily involve the use of a proprietary funds transfer card which facilitates truck driver transactions and provides transaction control and trip information for trucking firms. Additionally, Comdata provides assistance in obtaining regulatory permits and other compliance services, driver relations services, local fueling services and discounted telecommunications services in its markets.

     TRUCKING COMPANY SERVICES. Comdata provides trucking companies and their drivers with a variety of funds transfer services, most commonly initiated through the use of Comdata's proprietary Comchek-Registered Trademark- card, which is used in a manner similar to an ordinary credit card. Comdata's funds transfer system is designed to enable truck drivers to obtain funding for purchases and cash advances at truck stops and other locations en route to their destination. Drivers may use the Comchek card to purchase fuel, lodging and other approved items, obtain cash advances from ATM machines or through the use of Comchek drafts, make long distance phone calls and make direct deposits of pay, settlements (for non-employee owner-operators) or trip advances to personal bank accounts. In 1998, Comdata processed approximately 60 million funds transfer transactions involving approximately $10.7 billion for the trucking industry.

     Use of the Comchek card allows the trucking company customer greater control over its expenses by allowing it to set limits on the use of the cards, such as by designating locations where the cards may be used, the frequency with which they may be used, phone numbers which may be called and the amount of authorized use. Use of a Comchek card also enables Comdata to capture and provide to trucking company customers (usually within 24 hours after the completion of a given trip) transaction and trip-related information that greatly enhances a customer's ability to track and plan fuel purchases and other trip expenses and settle with drivers. Comdata also provides trucking companies with a Windows-based software application that provides trucking companies with on-line access to Comdata's computer system for data on fuel purchases and other trip information, and facilitates pre- and post-trip planning functions. Comdata recently introduced the MOTRS (Modular Over The Road System) Web-based application that enables customers to go online for local dial-up access, interactive reporting capabilities, the latest diesel fuel prices and related information from their desktop.

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

     Approximately 16% of Comdata's funds transfer revenue is derived from transactions that do not involve the Comchek card. When a truck driver makes a request at a truck stop for a funds transfer, Comdata verifies that the driver's company has established sufficient credit. Upon presentation of valid identification, the truck stop obtains an authorization number from Comdata and issues a Comchek draft, which is handled in the manner described earlier. Comdata also provides the previously described information gathering and processing services in connection with fueling transactions which Comdata does not fund, but instead are billed directly by the truck stop to the trucking company. Fees for these "direct bill" transactions are substantially lower.

Comdata also provides fuel price tracking reports and management within a network of truck stops, including cost/plus fuel purchase programs.

     Comdata's Regulatory Compliance division determines the permits needed for a designated trip, truck and load, purchases those permits on behalf of the customer and delivers them by facsimile machine to a truck stop where they can be picked up by the driver. Comdata also provides certain regulatory compliance services, such as processing and auditing of driver trip logs, reporting of fuel taxes, annual licensing and motor vehicle registration verification. Vehicle escort services for oversized loads are also provided.

     Comdata offers a computerized shipment interchange system to help trucking companies find loads for their return trips, thereby reducing empty backhauls. By making specific shipment information available to customers on a subscription basis, available shipments can be matched with available cargo space on a nationwide basis. Comdata generates and delivers invoices on behalf of trucking companies to their customers, and also purchases trucking company freight bills in addition to providing necessary invoicing. As a result of agreements with two major long distance telecommunications providers, Comdata offers to its trucking company customers long distance telecommunications services at volume discount rates that might not otherwise be available to such customers.

     TRUCK STOP SERVICES. Comdata maintains a nation-wide electronic data network with 24-hour independent truck stop service centers which utilize point-of-sale devices and other computer equipment to facilitate communication with Comdata's database and operations centers. The service centers act as Comdata's agents pursuant to a service center agreement, and typically also offer the funds transfer services of other companies.

     Comdata's merchant services division provides fueling centers with PC-based, point of sale systems which automate the various transactions that occur at a fuel purchase desk, systems which enable customers to transact card-based fuel purchases at the fuel pump, UPC scanning devices, and truck stop management software. These systems accept many types of fuel purchase cards currently used by drivers. Comdata also makes long distance telecommunications services available to truck stops at volume discount rates, and provides an 800 number phone service and prepaid long distance phone cards to truck stops for resale to their customers.

     DRIVER RELATIONS SERVICES. In order to assist trucking company customers in attracting and retaining drivers, Comdata makes available to trucking company employees and independent drivers the employee assistance and work-life services of Ceridian Performance Partners, and provides additional driver relations services, such as a monthly audio magazine and audio tapes for drivers, and an electronic mail services to drivers through kiosks placed in truck stops.

     LOCAL FUELING. Comdata is a provider of fuel management and payment systems for local transportation fleets. Comdata provides local fleet operators with VISA (+) cards for their drivers' fuel purchases that offer the fleet operators transaction control and trip-related information gathering features similar to those of the Comchek card.

     SALES AND MARKETING. Comdata markets its services to the transportation industry through a direct sales force operating in various cities throughout the U.S., and through a centralized tele-sales operation. Comdata has contracts with approximately 21,000 long haul trucking companies, ranging in size from those with several thousand trucks to those with fewer than five trucks. Comdata also has relationships with approximately 8,000 fueling locations. Contracts with trucking companies generally range from one to three years in duration, while contracts with service centers are typically one or two years in duration. No single customer


------------------------------------
(+)  "VISA" is a trademark of Visa International Service Association.

represented more than 2% of Comdata's 1998 revenue from services to the transportation industry. Comdata is emphasizing the selling of a greater variety of its products and services to its existing customers.

     COMPETITION. The principal competitive factors relevant to funds transfers in the trucking industry are marketing efforts, pricing, reliability of computer and communications systems, and time required to effect transactions. The major credit and debit card companies are significant competitors of Comdata in that they make cash available to, and facilitate purchases of fuel and other products by, holders of their cards on a nationwide basis. Several other companies also offer similar funds transfer services. In addition, truck stops often negotiate directly with trucking companies for a direct billing relationship. Certain of Comdata's competitors also operate or franchise nationwide truck stop chains. In addition, Comdata competes with service centers (such as truck stops) that offer similar products and services. Comdata also faces increasing competition in the funds transfer area from ATMs that participate in national networks.

     While the majority of regulatory services continue to be performed in-house, at least one other nationwide company and several regional companies provide permit services similar to those provided by Comdata. Competition in this market is influenced by price, the expertise of personnel and the ease with which permits may be ordered and received.

     Comdata believes that its competitive strengths include (i) its ability to provide services to trucking companies and drivers at a large number of locations in the continental U.S. and Canada, (ii) its ability to offer a variety of services, frequently tailored to an individual customer's needs,
(iii) its proprietary databases regarding funds transfers and fuel purchases, and (iv) its long-term experience relationships in the transportation industry.

     NETWORK AND DATA PROCESSING OPERATIONS. Comdata's principal communications center for its funds transfer business is located near its headquarters in Brentwood, Tennessee, with a secondary center located in Dallas, Texas. WilTel, a wholesale services subsidiary of WorldCom, is the primary supplier of telecommunications services to Comdata pursuant to an agreement that continues to January 2003. Substantially all of Comdata's internal data processing functions, including its payment processing systems, are provided by IBM Global Services pursuant to an agreement that continues to April 2005.

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

ARBITRON.

     Arbitron provides media and marketing information (primarily radio audience measurement) to broadcasters, advertising agencies, advertisers and, through a joint venture, newspapers and magazine publishers and TV broadcasters. Arbitron also provides software applications that give customers access to Arbitron's database and, through a joint venture, measurement data concerning consumer retail behavior and media usage. Arbitron's revenue for the years 1996, 1997 and 1998 was $153.1 million, $165.2 million and $194.5 million, respectively. In May 1998, Arbitron purchased the radio station, advertiser/agency and international assets of Tapscan, Inc., a developer of software for broadcasters, agencies and advertisers.

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

     SERVICES. Arbitron is a leading provider of radio audience measurement information in the U.S. Arbitron estimates audience size and demographics in the U.S. for local radio stations, and reports this and related data to its customers. This information is used by radio stations to price and sell advertising time and by advertising agencies and large corporate advertisers in purchasing advertising time. Arbitron's proprietary data regarding radio audience size and demographics is provided to customers through multi-year license agreements. Arbitron uses listener diaries to gather radio listening data from sample households in the 267 local markets for which it currently provides radio ratings. Respondents mail the diaries to Arbitron's processing center where Arbitron compiles periodic audience measurement estimates. During the past three years, Arbitron has increased its survey frequency so that all markets are measured at least twice each year, and major markets are measured four times per year, and has increased sample size.

     Arbitron also provides software applications that give customers access to Arbitron's database, and enable them to more effectively analyze and understand that information and develop target marketing strategies. Arbitron is also developing applications to enable customers to link information provided by Arbitron's database with information from other databases (such as product purchasing behavior) so as to enable customers to further refine sales strategies and compete more effectively for advertising dollars. The radio audience measurement service and related software sales represented 80% of Arbitron's total 1998 revenue.

     Arbitron also provides measurements of consumer retail behavior and media usage in 254 local markets throughout the U.S. Arbitron's Scarborough Research Partnership joint venture provides information regarding product/service usage and media usage in 64 large U.S. markets, utilizing a sample of consumers in the relevant markets to measure product and service purchases. This information is provided twice each year to newspapers, radio and television broadcasters, cable systems, advertisers and advertising agencies in the form of the Scarborough Report. Arbitron has the exclusive right to market the Scarborough Report to radio broadcasters and cable systems. Arbitron has also developed and introduced in 42 mid-sized U.S. markets its RetailDirect service, which is a locally oriented, purchase data research service. The service, which utilizes diaries and telephone surveys, provides a profile of the broadcast audience in terms of local media, retail and consumer preferences so that local radio and television broadcasters and cable systems will have information that helps them develop targeted sales and programming strategies. Arbitron's Qualitative Diary service collects consumer and media usage information from Arbitron radio diary keepers in 148 smaller U.S. markets.

     Through Continental Research, a United Kingdom-based company that Arbitron acquired in 1997, Arbitron provides media, advertising, financial and telecommunications research services in the United Kingdom and Europe.
As a result of Arbitron's purchase of the radio station, advertiser/agency and international assets of Tapscan, Inc., Arbitron provides software applications for broadcasters, ad agencies and advertisers that help customers analyze ratings data and make marketing decisions. The Tapscan acquisition contributes to Arbitron's ability to expand into Europe and other geographic markets. Arbitron continues to explore opportunities that would facilitate the expansion of its audience measurement service into selected international markets, provide additional software applications to broadcasters and advertisers, and develop measurement products for the Internet. Arbitron is also developing a passive, personalized electronic measurement device to record broadcast listening or viewing for purposes of audience measurement and verification that advertisements have been broadcast.

     SALES AND MARKETING. As of December 31, 1998, Arbitron provided its radio audience measurement and related services to over 3,100 radio stations and over 2,400 advertising agencies and advertisers nationwide under contracts that vary in length from one to seven years. Arbitron markets its products and services through a direct sales force operating through offices in seven cities around the U.S.

     In recent years, a small number of enterprises have greatly expanded their holdings of U.S. radio broadcasters, and this consolidation of ownership is continuing. Arbitron currently estimates that, while no one customer represented 10% or more of 1998 segment revenue, five customers represent approximately one-third of that amount. Although the industry consolidation that has led to the increased concentration of Arbitron's customer base could put pressure on the pricing of Arbitron's radio ratings service, it has also contributed to an increase in the number of stations subscribing for the ratings service, as stations have become Arbitron customers upon their acquisition by a larger broadcasting group. It has also been Arbitron's experience that stations which are part of a larger broadcasting group have been somewhat more likely to purchase analytical software applications and other services in addition to the ratings service. Furthermore, Arbitron believes that it is well positioned to provide products and services that meet the needs of large broadcasting groups.

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

DIVESTITURES

     In August 1998, Ceridian sold the majority interest in its Resumix subsidiary to a group of investors, including Resumix senior management. Ceridian retained a 15% equity interest. Resumix provided skills management software (and related hardware) which enabled organizations to manage incoming resume data and match them with available staffing needs, and to match the skills of an existing work force with new jobs or projects.

     Comdata's gaming services business, which was sold in January 1998, provided cash advance services to gaming patrons in casinos, racetracks and other gaming locations through the use of credit cards and debit services employing automated teller machines and similar devices.

Revenue for this business for the years 1996, 1997 and 1998 was $125.5 million, $133.2 million and $5.8 million, respectively.

     Further information on Ceridian's investing activities is provided in Note N to the consolidated financial statements which is incorporated by reference into Part II, Item 8 of this Report.

ADDITIONAL INFORMATION

     PATENTS AND TRADEMARKS. Ceridian owns or is licensed under a number of patents which relate to its products and are of importance to its business. Certain of Ceridian's products and services are marketed under federally registered trademarks that are helpful in creating recognition in the marketplace. However, Ceridian believes that none of its businesses are materially dependent upon any particular patent, license or trademark, or any particular group of patents, licenses or trademarks.

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

                                                Year ended December 31,
                                                -----------------------
                                         1998           1997            1996
                                        ------         ------          ------
                                                  (Dollars in millions)
Research and development                 $77.8         $59.6           $52.5
Percent of revenue                         6.7%          5.5%            5.6%

     Ceridian's research and development efforts are generally described earlier in this Item in the description of Ceridian's businesses, and in Part II, Item 7 of this Report.

     EMPLOYEES. As of December 31, 1998, Ceridian and its subsidiaries employed approximately 9,600 people on a full- or part-time basis. None of Ceridian's employees are covered by a collective bargaining agreement.

     EXECUTIVE OFFICERS OF THE REGISTRANT. The executive officers of Ceridian as of March 1, 1999, are as follows:

                                                                         Executive
     Name (Age)                         Position                       Officer Since
     ----------                         --------                       -------------
 Lawrence Perlman (60)     Chairman and Chief Executive Officer             1980

 Ronald L. Turner (52)     President and Chief Operating Officer            1993

 John R. Eickhoff (58)     Executive Vice President and Chief               1989
                             Financial Officer

 Loren D. Gross (53)       Vice President and Corporate Controller          1993

 Tony G. Holcombe (43)     Vice President, and President of                 1997
                             Comdata

 Shirley J. Hughes (53)    Senior Vice President of Human                   1998
                             Resources

 Carl O. Keil (57)         Vice President, and President of                 1997
                             Ceridian Employer Services

 Stephen B. Morris (55)    Executive Vice President, and President          1992
                             of Arbitron

 Gary M. Nelson (47)       Vice President, General Counsel and              1997
                             Secretary

 Linda Hall Whitman (50)   Vice President, and President of Ceridian        1998
                             Performance Partners

     The executive officers of Ceridian are elected by the Board of Directors and serve at the pleasure of the Board of Directors and the Chief Executive Officer. They are customarily elected each year at the meeting of the Board of Directors held in conjunction with the annual meeting of stockholders.

     Lawrence Perlman has been Chief Executive Officer of Ceridian since January 1990, and was appointed Chairman in November 1992. Mr. Perlman was President of Ceridian from January 1990 to April 1998. He is a director of Seagate Technology, Inc., The Valspar Corporation, Computer Network Technology Corporation and Amdocs Limited. Mr. Perlman has been a director of Ceridian since 1985.

     Ronald L. Turner has been President and Chief Operating Officer of Ceridian since April 1998. He was Executive Vice President of Operations of Ceridian from March 1997 to April 1998; an Executive Vice President of Ceridian and President and Chief Executive Officer of Ceridian's Computing Devices International division from January 1996 to March 1997; and Vice President of Ceridian and President of Computing Devices International from January 1993 to January 1996. Mr. Turner was President and Chief Executive Officer of GEC-Marconi Electronics Systems Corporation, a defense electronics company, from March 1987 to January 1993. Mr. Turner is a director of FLIR Systems, Inc. and BTG, Inc. Mr. Turner has been a director of Ceridian since July 1998.

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

     Tony G. Holcombe has been Vice President of Ceridian and President of Comdata since May 1997. Mr. Holcombe was President and Chief Executive Officer of National Processing, Inc., which provides transaction processing services and customized processing solutions, from October 1994 to March 1997, and was Executive Vice President, Corporate Services for National Processing from 1991 through 1994.

     Shirley J. Hughes has been Senior Vice President of Human Resources of Ceridian since June 1998. Ms. Hughes was Vice President of Human Resources of Mercy Health Services from October 1994 to June 1998. From 1992 to 1994, she served as Vice President of Human Resources and Administrative Services of Ceridian, and from 1991 to 1992, she served as Vice President of Human Resources for the Information Services Group of Ceridian.

     Carl O. Keil has been Vice President of Ceridian and President of Ceridian Employer Services since April 1997. Mr. Keil was President and Chief Executive Officer of EduServ Technologies, Inc., which originates, services and securitizes student loans, from March 1992 to January 1997; Executive Vice President and Chief Operating Officer of International Telecharge, Inc., which provides telecommunications and operator services, from January 1991 to March 1992; and Senior Vice President of Marketing for the Employer Services Group of Automatic Data Processing, Inc. from August 1987 to January 1991.

     Stephen B. Morris has been Executive Vice President of Ceridian and President of Arbitron since January 1996. Mr. Morris was Vice President of Ceridian and President of Arbitron from December 1992 to January 1996. He was President and Chief Executive Officer of Vidcode, Inc., which electronically monitors, verifies and reports the broadcast of television commercials, from August 1990 to December 1992; and Director and co-founder of Spectra Marketing Systems, a micro-marketing firm, from March 1987 to March 1992. Prior to that time, he spent seventeen years at General Foods Corporation, the last three as General Manager/President of the Maxwell House Division.

     Gary M. Nelson has been Vice President and General Counsel of Ceridian since July 1997 and Secretary of Ceridian since October 1998. From 1983 to July 1997, Mr. Nelson was a partner in the Oppenheimer Wolff & Donnelly LLP law firm.

     Linda Hall Whitman has been Vice President of Ceridian since October 1998 and President of Ceridian Performance Partners since April 1996. From October 1995 to March 1996, she was Vice President of Business Integration of Ceridian. Prior to joining Ceridian, Ms. Whitman spent fifteen years at Honeywell, Inc., serving most recently as Vice President of the Home and Building Control consumer business group from 1993 to September 1995.

ITEM 2.  PROPERTIES.

     At March 1, 1999, Ceridian's principal computer and office facilities were located in the metropolitan areas of Minneapolis, Minnesota; Atlanta, Georgia; Columbia, Maryland; New York, New York; Los Angeles and San Francisco, California; Nashville, Tennessee; Dallas, Texas; Boston, Massachusetts; Winnipeg, Calgary, Toronto and Ottawa, Canada; and London, England.

     The following table summarizes the usage and location of Ceridian's facilities as of March 1, 1999:

                                     FACILITIES
                           (In thousands of square feet)


Type of Property Interest               U.S.         Non-U.S.       Worldwide
-------------------------              -----         --------       ---------
Leased                                 2,767            270           3,037
                                       -----            ---           -----
     Total Square Feet                 2,767            270           3,037
                                       =====            ===           =====

Utilization
-----------
Office, Computer Center & Other        2,037            270           2,307
Leased or Subleased to Others            730             --             730
                                       -----            ---           -----

     Total Square Feet                 2,767            270           3,037
                                       =====            ===           =====

     The 3.0 million square feet of aggregate space leased worldwide remained consistent with the total last year. There was a 0.2 million square feet decrease in space leased in the U.S. which was offset by an increase in space leased in Canada due to the acquisition of the Canadian payroll operations. Ceridian conducts a substantial portion of its operations in leased facilities. Most of these leases contain renewal options and require payments for taxes, insurance and maintenance. Space subject to assigned leases is not included in the table above, and Ceridian remains secondarily liable under all such leases. As of December 31, 1998, the assigned leases involved 0.6 million square feet of space and future rental obligations totaling $13.4 million. The principal elements of these amounts are 0.4 million square feet and $7.9 million related to the 1989 sale of Imprimis Technology, Incorporated to Seagate Technology, Inc. and 0.05 million square feet and $3.4 million related to the 1998 sale of Resumix, Inc. Ceridian does not anticipate any material non-performance by the assignees of these leases.

     No facilities owned by Ceridian or its subsidiaries are subject to any major encumbrances. Ceridian believes that the facilities it currently utilizes in its continuing operations are adequate for their intended purposes, are adequately maintained and are reasonably necessary for current and anticipated output levels of those businesses.

ITEM 3.  LEGAL PROCEEDINGS.

     Information regarding legal proceedings involving Ceridian and its subsidiaries is incorporated herein by reference from Note L, LEGAL MATTERS, on page 40 of Ceridian's 1998 Annual Report to Stockholders. Note L is part of the consolidated financial statements contained in Ceridian's 1998 Annual Report to Stockholders, which are attached hereto as Exhibit 13.03.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of Ceridian's stockholders during the fourth quarter 1998.


                                      PART II

     All information incorporated by reference into Items 5 through 8 below is contained in the financial portions of Ceridian's 1998 Annual Report to Stockholders (the "Annual Report"), which are filed with this Report as Exhibits 13.01 through 13.04.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Ceridian's common stock, par value $.50 per share, is listed and trades on the New York Stock Exchange as well as on The Chicago Stock Exchange and The Pacific Exchange. The following table sets forth the high and low sales prices for a share of Ceridian's common stock on the New York Stock Exchange, as adjusted to reflect a two-for-one stock split in the form of a 100% stock dividend effected in February 1999.

                                1998                            1997
                  -----------------------------      --------------------------
                         High           Low              High            Low
   1st Quarter     $   27.8125       $21.75           $ 21.25        $ 16.125
   2nd Quarter         30.875         25.3125           21.8125        14.75
   3rd Quarter         32.25          24.2188           22.8125        16.0625
   4th Quarter         36.0           24.0              23.875         17.625

     The number of holders of record of Ceridian common stock on March 1, 1999 was 12,661. No cash dividends have been declared or paid on the Ceridian's common stock since 1985, it has no present intention of paying such dividends. Ceridian did not issue any unregistered securities during the quarter ended December 31, 1998.

ITEM 6.  SELECTED FINANCIAL DATA.

     See "Selected Five-Year Data" on the inside front cover of the Annual Report, which is attached to the Report as Exhibit 13.01 and incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     See "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 8 through 17 of the Annual Report, which is attached to this Report as Exhibit 13.02 and incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See the section entitled "Market Risk Disclosure" on page 13 of the Annual Report within the "Management's Discussion and Analysis of Results of Operation and Financial Condition," which is attached to this Report as
Exhibit 13.02 and incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Ceridian's consolidated financial statements described in Item 14.(a)1 of this Report are attached to this Report as Exhibit 13.03 and are incorporated herein by reference. As for certain required supplementary financial information, see "Supplementary Quarterly Data (Unaudited)" on page 41 of the Annual Report, which is attached to this Report as Exhibit 13.04 and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     See information regarding the directors and nominees for director of Ceridian under the heading "Nominees for Director" in the Proxy Statement for the Annual Meeting of Stockholders, May 20, 1999 (the "Proxy Statement"), which is incorporated herein by reference.

     See the information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which is incorporated herein by reference.

     Information regarding the executive officers of Ceridian is on pages 12 and 13 of this Report, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     See information under the headings "Director Compensation" and "Executive Compensation" in the Proxy Statement, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See information under the heading "Share Ownership Information" in the Proxy Statement, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                      PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.  FINANCIAL STATEMENTS OF REGISTRANT

     Ceridian's consolidated financial statements included in its 1998 Annual Report to Stockholders, which are attached to this Report as Exhibit 13.03 and have been incorporated by reference into Part II, Item 8 of this Report, are listed below (with the corresponding page numbers in the 1998 Annual Report to Stockholders):

                                                                                   Page
                                                                                   ----
     Report of Management..........................................................  18

     Independent Auditors' Report..................................................  19

     Consolidated Statements of
     Operations for the years ended
     December 31, 1998, 1997 and 1996..............................................  20

     Consolidated Balance Sheets as of
     December 31, 1998 and 1997....................................................  21

     Consolidated Statements of Cash Flows
     for the years ended
     December 31, 1998, 1997 and 1996..............................................  22

     Consolidated Statements of Stockholders'
     Equity for the years ended
     December 31, 1998, 1997 and 1996..............................................  23

     Notes to Consolidated Financial Statements for
     the three years ended December 31, 1998......................................  24-40

(a) 2.  FINANCIAL STATEMENT SCHEDULES OF REGISTRANT

     Attached to this Report on pages 24 through 26 is Financial Statement
Schedule II - "Ceridian Corporation and Subsidiaries Valuation and Qualifying Accounts," together with the Independent Auditors' report thereon.

(a) 3.  EXHIBITS

     The following is a complete list of Exhibits filed or incorporated by reference as part of this Report.

Exhibit   Description
-------   -----------
2.01      Asset Purchase Agreement, dated as of November 3, 1997, by and between
          Ceridian Corporation and General Dynamics Corporation (exhibits and schedules omitted) (incorporated by reference to Exhibit 2.1 to
          Ceridian's Current Report on Form 8-K dated December 31, 1997 (File
          No. 1-1969)).

2.02 Closing Agreement, dated as of December 31, 1997, between and among Ceridian Corporation, General Dynamics Corporation, General Dynamics
          Information Systems, Inc. and CDI Acquisition Company (exhibits and schedules omitted) (incorporated by reference to Exhibit 2.2 to Ceridian's Current Report on Form 8-K dated December 31, 1997 (File
          No. 1-1969)).

2.03      Exchange Agreement, dated as of January 17, 1998, among First Data
          Corporation, Integrated Payment Systems Inc., NTS, Inc., First Data
          Financial Services, L.L.C., Ceridian Corporation, Comdata Network,
          Inc. and Permicom Permits Services, Inc. (exhibits and schedules omitted) (incorporated by reference to Exhibit 2.03 to Ceridian's
          Annual Report on Form 10-K for the year ended December 31, 1997 (File
          No. 1-1969)).

2.04      Share Purchase Agreement, dated as of January 26, 1998, among The
          Toronto-Dominion Bank, Business Windows Inc., 3454916 Canada Inc.,
          Ceridian Corporation, Ceridian Canada Ltd. and Ceridian Canada
          Holdings, Inc. (exhibits and schedules omitted) (incorporated by reference to Exhibit 2.04 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-1969)).

2.05 Agreement for the Purchase and Sale of Certain of the Assets of Comcheq Services Limited, dated as of March 10, 1998, among the
          Canadian Imperial Bank of Commerce, Comcheq Services Limited and
          Ceridian Canada Ltd. (exhibits and schedules omitted) (incorporated by reference to Exhibit 2.1 to Ceridian's Current Report on Form 8-K dated March 10, 1998 (File No. 1-1969)).

2.06      Asset Purchase Agreement, dated as of November 17, 1998, among
          Ceridian Corporation, Ceridian Performance Partners Ltd., Letter
          Allied Limited, Work/Family Directions, Inc., Canadian Work/Family
          Directions Co., WFD, Francene S. Rodgers, Charles S. Rodgers and the
          Other Shareholders Party Thereto (exhibits and schedules omitted).

3.01      Restated Certificate of Incorporation of Ceridian Corporation
          (incorporated by reference to Exhibit 4.01 to Ceridian's Registration
          Statement on Form S-8 (File No. 33-54379)).

3.02      Certificate of Amendment of Restated Certificate of Incorporation of
          Ceridian Corporation (incorporated by reference to Exhibit 3 to
          Ceridian's Quarterly Report on Form 10-Q for the quarter ended June
          30, 1996 (File No. 1-1969)).

3.03 Bylaws of Ceridian Corporation, as amended (incorporated by reference to Exhibit 3.01 to Ceridian's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-1969)).

10.01*    Amended and Restated Executive Employment Agreement between Ceridian
          Corporation and Lawrence Perlman, dated as of November 8, 1996
          (incorporated by reference to Exhibit 10.01 to Ceridian's Annual
          Report on Form 10-K for the year ended December 31, 1996 (File No. 1-1969)).

10.02*    Executive Employment Agreement between Ceridian Corporation and Ronald
          L. Turner, dated as of July 1, 1997 (incorporated by reference to Exhibit 10.02 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-1969)).

10.03*    Executive Employment Agreement between Ceridian Corporation and
          Stephen B. Morris, dated as of July 1, 1997 (incorporated by reference to Exhibit 10.03 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-1969)).

10.04*    Executive Employment Agreement between Ceridian Corporation and John
          R. Eickhoff, dated as of July 1, 1997 (incorporated by reference to Exhibit 10.04 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-1969)).

10.05*    Executive Employment Agreement between Ceridian Corporation and Carl
          O. Keil, dated as of October 22, 1997 (incorporated by reference to Exhibit 10.05 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-1969)).

10.06*    Executive Employment Agreement between Ceridian Corporation and Tony
          G. Holcombe, dated as of May 13, 1997.

10.07* Form of Amendment to Executive Employment Agreement (applicable to agreements between Ceridian and Lawrence Perlman, Ronald L. Turner,
          Stephen B. Morris, John R. Eickhoff, Carl O. Keil and Tony G. Holcombe filed as Exhibits 10.01, 10.02, 10.03, 10.04, 10.05 and 10.06,
          respectively) (incorporated by reference to Exhibit 10.01 to Ceridian's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1998 (File No. 1-1969)).

10.08*    Ceridian Corporation 1993 Long-Term Incentive Plan (Amended and
          Restated as of May 14, 1997) (incorporated by reference to Appendix A to Ceridian's Proxy Statement for Annual Meeting of Stockholders, May
          14, 1997 (File No. 1-1969)).

10.09*    Form of Ceridian Corporation Employee Non-Statutory Stock Option Award
          Agreement (under 1993 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.12 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-1969)).

10.10*    Form of Ceridian Corporation Performance-Based Stock Option Award
          Agreement, dated October 22, 1997 (under the 1993 Long-Term Incentive
          Plan) (incorporated by reference to Exhibit 10.13 to Ceridian's Annual
          Report on Form 10-K for the year ended December 31, 1997 (File No. 1-1969)).

10.11*    Form of Ceridian Corporation Performance-Based Stock Option Award
          Agreement, dated July 22, 1998 (under the 1993 Long-Term Incentive
          Plan).

10.12*    Form of Ceridian Corporation Performance-Based Stock Option Award
          Agreement, dated October 21, 1998 (under the 1993 Long-Term Incentive
          Plan).

10.13*    Form of Ceridian Corporation Performance Restricted Stock Award
          Agreement (under the 1993 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.17 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-1969)).

10.14*    Ceridian Corporation 1990 Long-Term Incentive Plan (1992 Restatement)
          (as amended through October 21, 1994) (incorporated by reference to Exhibit 10.12 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1969)).

10.15* Ceridian Corporation Benefit Equalization Plan, as amended (effective generally as of January 1, 1994) (incorporated by reference to Exhibit
          10.14 to Ceridian's Annual Report on Form 10-K for the year ended
          December 31, 1994 (File No. 1-1969)).

10.16* Ceridian Corporation Employees' Benefit Protection Trust Agreement, dated as of December 1, 1994, between Ceridian Corporation and First
          Trust National Association (incorporated by reference to Exhibit 10.15 to Ceridian's Annual Report on Form 10-K for the year ended December
          31, 1994 (File No. 1-1969)).

10.17*    Ceridian Corporation Executive Investment Plan.

10.18*    Ceridian Corporation 1993 Non-Employee Director Stock Plan
          (incorporated by reference to Exhibit 2 to Ceridian's Proxy Statement for Annual Meeting of Stockholders, May 12, 1993 (File No. 1-1969)).

10.19* Ceridian Corporation 1996 Director Performance Incentive Plan (as amended through December 15, 1997) (incorporated by reference to
          Exhibit 10.22 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-1969)).

10.20*    Ceridian Corporation Employee Stock Purchase Plan (as amended through
          May 22, 1998) (incorporated by reference to Exhibit 99.01 to
          Ceridian's Registration Statement on Form S-8 (File No. 333-58143)).

10.21*    Form of Indemnification Agreement between Ceridian Corporation and its
          Directors (incorporated by reference to Exhibit 10.16 to Ceridian's
          Annual Report on Form 10-K for the year ended December 31, 1996 (File
          No. 1-1969)).

10.22 Amended and Restated Credit Agreement, dated as of July 31, 1997, among Ceridian Corporation, Bank of America National Trust and Savings
          Association as Agent, and the Financial Institutions Parties Thereto
          (exhibits and schedules omitted) (incorporated by reference to Exhibit
          10.1 to Ceridian's Quarterly Report on Form 10-Q for the quarter ended
          June 30, 1997 (File No. 1-1969)).

10.23     Waiver and First Amendment to Credit Agreement, dated as of December
          2, 1997, among Ceridian Corporation, Bank of America National Trust and Savings Association as Agent, and the Financial Institutions
          Parties Thereto (incorporated by reference to Exhibit 10.25 to
          Ceridian's Annual Report on Form 10-K for the year ended December 31,
          1997 (File No. 1-1969)).

10.24     Credit Agreement, dated as of January 30, 1998, between The Toronto-Dominion
          Bank and Ceridian Canada Ltd. (exhibits and schedules omitted) (incorporated by reference to Exhibit 10.26 to Ceridian's Annual Report on Form 10-K for
          the year ended December 31, 1995 (File No. 1-1969)).

10.25     Guarantee Agreement, dated as of January 30, 1998, between Ceridian
          Corporation and The Toronto-Dominion Bank (incorporated by reference to Exhibit 10.27 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-1969)).

10.26     Credit Agreement, dated as of March 2, 1998, between Canadian Imperial
          Bank of Commerce and Ceridian Canada Ltd. (exhibits and schedules omitted) (incorporated by reference to Exhibit 10.28 to Ceridian's
          Annual Report on Form 10-K for the year ended December 31, 1997(File
          No. 1-1969)).

10.27     Guarantee Agreement, dated as of March 2, 1998, between Ceridian
          Corporation and Canadian Imperial Bank of Commerce (incorporated by reference to Exhibit 10.29 o Ceridian's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-1969)).

10.28     Letter Agreement dated as of December 16, 1997, between Comdata
          Network, Inc. and International Business Machines Corporation
          pertaining to the Amended and Restated Agreement for Systems
          Operations Services dated May 1, 1995 between Comdata Network, Inc.
          and Integrated Systems Solutions Corporation n.k.a. International
          Business Machines Corporation (exhibits and schedules omitted)
          (incorporated by reference to Exhibit 10.30 to Ceridian's Annual
          Report on Form 10-K for the year ended December 31, 1997 (File No. 1-1969)).

10.29     Amended and Restated Agreement for Systems Operations Services dated
          May 1, 1995 between Comdata Network, Inc. and Integrated Systems
          Solutions Corporation n.k.a. International Business Machines
          Corporation (exhibits and schedules omitted) (incorporated by reference to Exhibit 10.20 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1969)).

10.30     Telecommunications Services Agreement, dated as of September 1, 1997, among WorldCom Network Services, Inc. d.b.a. WilTel, Comdata Network,
          Inc. and Comdata Telecommunications Services, Inc., including Program
          Enrollment Terms, as amended (exhibits and schedules omitted)
          (incorporated by reference to Exhibit 10.32 to Ceridian's Annual
          Report on Form 10-K for the year ended December 31, 1997 (File No. 1-1969)).

13.01     Selected Five-Year Data (inside front cover of Ceridian's 1998 Annual
          Report to Stockholders).

13.02     Management's Discussion and Analysis of Results of Operations and
          Financial Condition (pages 8 through 17 of Ceridian's 1998 Annual
          Report to Stockholders).

13.03 Consolidated Financial Statements of Ceridian Corporation (pages 24 through 40 of Ceridian's 1998 Annual Report to Stockholders).

13.04     Supplementary Quarterly Data (Unaudited) (page 41 of Ceridian's 1998
          Annual Report to Stockholders).

21.01     Subsidiaries of Ceridian.

23.01     Consent of Independent Auditors - KPMG Peat Marwick LLP.

24.01     Power of Attorney.

27.01     Financial Data Schedule.

________________________

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

(b)  REPORTS ON FORM 8-K

     Ceridian filed no reports on Form 8-K during the quarter ended December 31, 1998.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 25, 1999.

                          CERIDIAN CORPORATION


                                   By /s/ Lawrence Perlman
                                      -----------------------------------------
                                          Lawrence Perlman
                                          Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 25, 1998.

/s/ Lawrence Perlman                    /s/ J. R. Eickhoff
--------------------------------------  ------------------------------------
Lawrence Perlman                        J. R. Eickhoff
Chairman and Chief Executive Officer    Executive Vice President and Chief
(Principal Executive Officer) and       Financial Officer
Director                                (Principal Financial Officer)

/s/ Loren D. Gross                      /s/ Ronald L. Turner
--------------------------------------  ------------------------------------
Loren D. Gross                          Ronald L. Turner
Vice President and Corporate            President, Chief Operating Officer
Controller (Principal Accounting        and Director
Officer)

/s/ Bruce R. Bond                       /s/ Nicholas D. Chabraja
--------------------------------------  ------------------------------------
Bruce R. Bond, Director                 Nicholas D. Chabraja, Director

/s/ Ruth M. Davis                       /s/ Robert H. Ewald
--------------------------------------  ------------------------------------
Ruth M. Davis, Director                 Robert H. Ewald, Director

/s/ Richard G. Lareau                   /s/ Ronald T. LeMay
--------------------------------------  ------------------------------------
Richard G. Lareau, Director             Ronald T. LeMay, Director

/s/ George R. Lewis                     /s/ Charles Marshall
--------------------------------------  ------------------------------------
George R. Lewis, Director               Charles Marshall, Director

/s/ Ronald A. Matricaria                /s/ Carole J. Uhrich
--------------------------------------  ------------------------------------
Ronald A. Matricaria, Director          Carole J. Uhrich, Director

/s/ Richard W. Vieser                   /s/ Paul S. Walsh
--------------------------------------  ------------------------------------
Richard W. Vieser, Director             Paul S. Walsh, Director

                                                                 SCHEDULE II

                       CERIDIAN CORPORATION AND SUBSIDIARIES
                         VALUATION AND QUALIFYING ACCOUNTS
                               (Dollars in millions)

Restructure and Discontinued Operations Reserves

                                             Employer
                                 Arbitron    Services
                                    TV    Consolidation      Other      Total
   Reserve Balance 12/31/95       $ 7.5       $ 11.7        $  51.2    $  70.4

      Cash Payments (1)            (1.6)        (2.6)         (10.7)     (14.9)
      Other Non-cash Items (2)     (0.5)         0.2            1.7        1.4

   Reserve Balance 12/31/96       $ 5.4       $  9.3        $  42.2    $  56.9

      Cash Payments (1)            (1.1)        (3.2)         (16.8)     (21.1)
      Other Non-cash Items (2)     (0.5)         0.3            0.2        --

   Reserve Balance 12/31/97       $ 3.8       $  6.4        $  25.6    $  35.8

      Cash Payments (1)            (0.5)        (1.2)          (1.2)      (2.9)
      Other Non-cash Items (2)     (0.5)         0.4            0.3        0.2

   Reserve Balance 12/31/98 (3)   $ 2.8       $  5.6        $  24.7    $  33.1

(1) Primarily related to legal and environmental matters, vacant space and employee terminations.

(2) Primarily proceeds from sale of idled assets that have been reclassified as cash inflow from investing activities.

(3)  Primarily related to vacant space and legal and environmental matters.

                       CERIDIAN CORPORATION AND SUBSIDIARIES
                         VALUATION AND QUALIFYING ACCOUNTS
                               (Dollars in millions)


Allowance for Doubtful Accounts Receivable

                                                 Year Ended December 31,
                                               1998        1997      1996
                                               ----        ----      ----
 Balance at beginning of year                 $ 10.5      $ 11.2    $ 11.7

 Additions charged to costs and  expenses       15.0         7.9       5.5

 Write-offs and other adjustments (1)           (3.8)       (8.6)     (5.8)

 Balance at end of year                        $21.7      $ 10.5    $ 11.2


(1) Other adjustments include the effect of acquisitions and dispositions of businesses.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

THE BOARD OF DIRECTORS AND STOCKHOLDERS
CERIDIAN CORPORATION:


     Under date of January 20, 1999, we reported on the consolidated balance sheets of Ceridian Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in Ceridian's 1998 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index (see Item 14.(a)2.). This financial statement schedule is the responsibility of Ceridian's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                   /s/ KPMG Peat Marwick LLP




Minneapolis, Minnesota
January 20, 1999