Form 10-Q
period 1999-03-31
CERIDIAN CORP
filed 1999-05-13
CIK 109758

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1999
                               -----------------------------------------------


Commission file number                                   1-1969
                      ---------------------------------------------------------

                             CERIDIAN CORPORATION
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                 Delaware                              52-0278528
-------------------------------------------------------------------------------
     (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)                  Identification No.)


8100 34th Avenue South, Minneapolis, Minnesota               55425
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code      (612) 853-8100
                                                   ----------------------------

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

YES    X     NO
       --

The number of shares of registrant's Common Stock, par value $.50 per share, outstanding as of April 30, 1999, was 144,393,688.

                     CERIDIAN CORPORATION AND SUBSIDIARIES

                                  FORM 10-Q


                                   INDEX
                                                              Pages
                                                              -----
Part I.  Financial Information

      Item 1.  Financial Statements
      -----------------------------

      Consolidated Statements of Operations
      for the three month periods ended
      March 31, 1999 and 1998 . . . . . . . . . . . . . . . . . .  3

      Consolidated Balance Sheets as of
      March 31, 1999 and December 31, 1998. . . . . . . . . . . .  4

      Consolidated Statements of Cash Flows for the three
      month periods ended March 31, 1999 and 1998. . . . . . . . . 5

      Notes to Consolidated Financial Statements . . . . . . . . . 6

     In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as set forth in the notes to consolidated financial statements) necessary to present fairly the financial position as of March 31, 1999, and results of operations and cash flows for the three month periods ended March 31, 1999 and 1998.

     The results of operations for the three month period ended
March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

     The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
         Condition and Results of Operations . . . . . . . . . . . 9
         -----------------------------------

Part II.  Other Information

      Item 5.  Other Information.  . . . . . . . . . . . . . . . .13
      --------------------------

      Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . .13
      -----------------------------------------

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . .14

FORM 10-Q
PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF OPERATIONS                             Ceridian Corporation
(Unaudited)                                                           and Subsidiaries
(Dollars in millions, except per share data)
--------------------------------------------------------------------------------------
                                                                For Periods Ended
                                                                    March 31,
                                                                   Three Months
--------------------------------------------------------------------------------------
                                                              1999               1998
Revenue                                                      $  321.4         $  282.3
Costs and Expenses
 Cost of revenue                                                144.8            128.9
 Selling, general and administrative                             92.6             80.5
 Research and development                                        18.6             17.4
 Other expense (income)                                           0.6              0.6
                                                              -------          -------
  Total costs and expenses                                      256.6            227.4
                                                              -------          -------
Earnings before interest and taxes                               64.8             54.9
 Interest income                                                  1.7              2.7
 Interest expense                                                (0.9)            (0.7)
                                                              -------          -------
Earnings before income taxes                                     65.6             56.9
 Income tax provision                                            23.8             21.1
                                                              -------          -------
Net earnings                                                  $  41.8          $  35.8
                                                              -------          -------
                                                              -------          -------
Basic earnings per share                                      $  0.29          $  0.25

Diluted earnings per share                                    $  0.28          $  0.24

Shares used in calculations (in 000's)
 Weighted average shares (basic)                              144,086          144,110
 Other dilutive securities                                      5,025            3,085
                                                              -------          -------
 Total (diluted)                                              149,111          147,195
                                                              -------          -------

See notes to consolidated financial statements.
--------------------------------------------------------------------------------------

FORM 10-Q
CONSOLIDATED BALANCE SHEETS                                       Ceridian Corporation
(Unaudited)                                                           and Subsidiaries
(Dollars in millions, except per share data)
--------------------------------------------------------------------------------------
                                                          March 31,       December 31,
Assets                                                      1999              1998
--------------------------------------------------------------------------------------
Cash and equivalents                                      $   110.3         $    101.8
Trade receivables, less allowance of $20.7 and $21.7          366.2              343.4
Other receivables                                              41.1               41.1
Current portion of deferred income taxes                      127.8              127.8
Other current assets                                           19.9               19.6
                                                            -------            -------
Total current assets                                          665.3              633.7
Property, plant and equipment, net                             93.9               91.3
Goodwill and other intangibles, net                           387.6              377.5
Software and development costs, net                            27.9               26.1
Prepaid pension cost                                          105.4              103.4
Deferred income taxes, less current portion                    32.2               53.4
Other noncurrent assets                                         2.3                4.3
                                                            -------            -------
  Total assets                                            $ 1,314.6         $  1,289.7
                                                            -------            -------
                                                            -------            -------
--------------------------------------------------------------------------------------
Liabilities And Stockholders' Equity
--------------------------------------------------------------------------------------
Short-term debt and current
portion of long-term obligations                          $     0.3         $      0.3
Accounts payable                                               51.9               65.0
Drafts and settlements payable                                111.8              111.0
Customer advances                                              13.6               13.6
Deferred income                                                27.6               25.4
Accrued taxes                                                  76.5               76.2
Employee compensation and benefits                             55.6               74.4
Other accrued expenses                                         73.1               70.8
                                                            -------            -------
Total current liabilities                                     410.4              436.7
Long-term obligations, less current portion                    51.6               54.2
Deferred income taxes                                           4.8                3.6
Restructure reserves, less current portion                     28.6               29.0
Employee benefit plans                                         74.4               74.1
Other noncurrent liabilities                                   41.4               41.5
Stockholders' equity                                          703.4              650.6
                                                            -------            -------
  Total liabilities and
  stockholders' equity                                    $ 1,314.6         $  1,289.7
                                                            -------            -------
                                                            -------            -------

See notes to consolidated financial statements.
--------------------------------------------------------------------------------------

FORM 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS                            Ceridian Corporation
(Unaudited)                                                          and Subsidiaries
(Dollars in millions)
--------------------------------------------------------------------------------------
                                                           For Periods Ended March 31,
                                                                  Three Months
                                                            1999                1998
--------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                              $  41.8             $  35.8
Adjustments to reconcile net earnings
 to net cash provided by (used for)
 operating activities:
 Deferred income tax provision                                20.6               17.9
 Depreciation and amortization                                14.7               11.9
 Other                                                         0.6                6.0
 Net change in working capital items:
  Trade and other receivables                                 (17.3)            (21.8)
 Accounts payable                                             (5.6)             (12.3)
 Drafts and settlements payable                                0.8               31.3
 Employee compensation and benefits                          (18.6)             (12.9)
 Accrued taxes                                                 0.8               (8.2)
 Other current assets and liabilities                          0.4              (10.9)
                                                            -------            -------
 Net cash provided by (used for) operating activities         38.2               36.8
--------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant and equipment                   (7.2)               (9.6)
Expended for software and development costs                  (9.4)               (4.6)
Expended for business acquisitions, less
cash acquired                                               (20.3)             (140.4)
Proceeds from sales of businesses and assets                  0.2                37.9
                                                            -------            -------
 Net cash provided by (used for) investing activities       (36.7)             (116.7)
--------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit and overdrafts, net                         (4.0)               79.8
Repayment of other debt                                      (0.1)               (0.1)
Repurchase of stock                                          (0.1)             (100.6)
Exercise of stock options and other                          11.2                16.3
                                                            -------            -------
 Net cash provided by (used for) financing activities         7.0                (4.6)
--------------------------------------------------------------------------------------
NET CASH PROVIDED (USED)                                      8.5               (84.5)
Cash and equivalents at beginning of period                 101.8               268.0
                                                            -------            -------
Cash and equivalents at end of period                     $ 110.3             $ 183.5
                                                            -------            -------
                                                            -------            -------

See notes to consolidated financial statements.
--------------------------------------------------------------------------------------

FORM 10-Q
                    CERIDIAN CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                              March 31, 1999
               (Dollars in millions, except per share data)
                               (Unaudited)


STOCKHOLDERS' EQUITY

                                                          March 31,        December 31,
                                                            1999               1998
                                                          ---------        ------------
Common Stock
 Par value - $.50
 Shares authorized - 200,000,000
 Shares issued - 161,685,596 and 161,685,596                $  80.8           $    80.8
 Shares outstanding - 144,208,016 and 143,513,976
Additional paid-in capital                                  1,106.8             1,110.5
Accumulated deficit                                           (95.1)             (136.8)
Treasury stock, at cost (17,477,580 and
18,171,620 common shares)                                    (375.8)             (390.8)
Accumulated other comprehensive income:
 Cumulative translation adjustment                             (3.8)               (3.6)
 Pension liability adjustment                                  (9.5)               (9.5)
                                                          ---------        ------------
  Total stockholders' equity                               $  703.4            $  650.6
                                                          ---------        ------------
                                                          ---------        ------------


OTHER EXPENSE (INCOME)
                                                                 For Periods Ended March 31,
                                                                        Three Months
                                                                   1999               1998
                                                                ---------           --------
Foreign currency translation expense (income)                     $  0.1              $  0.1
Minority interest in operations of consolidated affiliates           0.7                 0.5
Other expense (income)                                              (0.2)                --
                                                                ---------           --------
Total                                                             $  0.6              $  0.6
                                                                ---------           --------
                                                                ---------           --------


FORM 10-Q
                    CERIDIAN CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                             March 31, 1999
              (Dollars in millions, except per share data)
                              (Unaudited)


INVESTING ACTIVITY

During first quarter 1999, Ceridian acquired a majority interest in Stored Value Systems, Inc. (SVS), a former subsidiary of National City Corporation (NCC), from a group of investors for its Comdata operations. SVS provides a private-label electronic retail cash card to retailers and oil companies. Ceridian has the option to purchase the remainder of SVS from the investor group at a later date. The acquisition required payments by Ceridian of $7.3 to SVS to retire an amount due to NCC and $13.0 to the investor group. Revenue of the acquired business was approximately $15.0 in 1998.



COMPREHENSIVE INCOME (LOSS)
                                                                 For Periods Ended March 31,
                                                                        Three Months
                                                                   1999               1998
                                                                ---------           --------
Net income                                                       $  41.8             $  35.8
Items of other comprehensive income:
Change in foreign currency translation adjustment                   (0.2)               (1.4)
                                                                ---------           --------
Comprehensive income                                             $  41.6             $  34.4
                                                                ---------           --------
                                                                ---------           --------


                                FORM 10-Q
                    CERIDIAN CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                             March 31, 1999
              (Dollars in millions, except per share data)
                              (Unaudited)


CAPITAL ASSETS
--------------------------------------------------------------------------------------
                                                          March 31,       December 31,
                                                            1999               1998
--------------------------------------------------------------------------------------
Property, Plant and Equipment
Land                                                      $    0.8            $    1.2
Machinery and equipment                                      199.0               189.8
Buildings and improvements                                    41.9                42.1
Construction in progress                                       7.6                 4.0
                                                          ---------           --------
                                                             249.3               237.1
Accumulated depreciation                                    (155.4)             (145.8)
                                                          ---------           --------
Property, plant and equipment, net                         $  93.9            $   91.3
                                                          ---------           --------
                                                          ---------           --------
--------------------------------------------------------------------------------------
Goodwill and Other Intangibles
Goodwill                                                   $ 371.3            $  358.4
Accumulated amortization                                      (41.4)             (36.4)
                                                          ---------           --------
Goodwill, net                                                 329.9              322.0
                                                          ---------           --------
Other intangible assets                                        74.5               77.0
Accumulated amortization                                      (16.8)             (21.5)
                                                          ---------           --------
Other intangibles, net                                         57.7               55.5
                                                          ---------           --------
Goodwill and other intangibles, net                        $  387.6           $  377.5
                                                          ---------           --------
                                                          ---------           --------
--------------------------------------------------------------------------------------
Software and Development Costs
Purchased software                                          $  26.3            $  31.9
Other software development cost                                31.4               24.5
                                                          ---------           --------
                                                               57.7               56.4
Accumulated amortization                                      (29.8)             (30.3)
                                                          ---------           --------
Software and development costs, net                         $  27.9            $  26.1
                                                          ---------           --------
                                                          ---------           --------
--------------------------------------------------------------------------------------

Depreciation and Amortization                            For Periods Ended March 31,
                                                                 Three Months
                                                         ---------------------------
                                                           1999                1998
--------------------------------------------------------------------------------------
Depreciation and amortization of property, plant
and equipment                                             $   8.8           $    8.3
Amortization of goodwill                                      4.5                2.9
Amortization of other intangibles                             1.8                1.2
Amortization of software and development costs                1.6                1.5
Other amortization                                           (2.0)              (2.0)
                                                          ---------         --------
Total                                                     $  14.7           $   11.9
                                                          ---------         --------
                                                          ---------         --------


                    CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               March 31, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE STATEMENTS REGARDING CERIDIAN CORPORATION CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL IN NATURE, PARTICULARLY THOSE THAT UTILIZE TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "ANTICIPATES," "ESTIMATES," "BELIEVES" OR
"PLANS, "OR COMPARABLE TERMINOLOGY, ARE FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS, AND ENTAIL VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS KNOWN TO CERIDIAN THAT
COULD CAUSE SUCH MATERIAL DIFFERENCES ARE IDENTIFIED AND DISCUSSED ON PAGE 15
OF CERIDIAN'S 1998 ANNUAL REPORT TO STOCKHOLDERS, WHICH IS INCORPORATED BY REFERENCE INTO PART II, ITEM 7 OF CERIDIAN'S ANNUAL REPORT ON FORM 10-K FOR
THE YEAR ENDED DECEMBER 31, 1998, WHICH DISCUSSION IS ALSO INCORPORATED HEREIN BY REFERENCE. SUCH IMPORTANT FACTORS INCLUDE INTEREST RATE CHANGES AND INVESTMENT INCOME FROM CUSTOMER DEPOSITS, EFFORTS TO EXPAND THE FLEET SERVICES (LOCAL FUELING) MARKET, ABILITY TO INCREASE REVENUE FROM CROSS-SELLING EFFORTS AND NEW PRODUCTS, ABILITY TO IMPROVE OPERATING MARGINS IN HUMAN RESOURCE SERVICES (HRS), CUSTOMER RETENTION (PARTICULARLY IN HRS), EFFECTING SYSTEM UPGRADES AND CONVERSIONS, REQUIRED YEAR 2000 EFFORTS, ABILITY TO ADAPT TO CHANGING TECHNOLOGY, ACQUISITION RISKS (INCLUDING INTEGRATION OF RECENT AND FUTURE ACQUISITIONS AND OBTAINING ANTICIPATED REVENUE SYNERGIES OR COST REDUCTIONS), COMPETITIVE CONDITIONS AND OTHER FACTORS SUCH AS TRADE, MONETARY AND FISCAL POLICIES AND POLITICAL AND ECONOMIC CONDITIONS.

Results of Operations

For the first quarter of 1999, Ceridian reported net earnings of $41.8 million, or $.28 per diluted share of common stock, on revenue of $321.4 million. In the first quarter of 1998, Ceridian reported net earnings of $35.8 million, or $.24 per diluted share of common stock, on revenue of $282.3 million. All share and per share figures reflect a stock split announced on January 20, 1999 for holders of record on February 10, 1999 and distributed in the form of a 100% stock dividend on February 26, 1999.

Statements of Operations Comparisons      (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
------------------------------------      ----------------------------------------------
                                  Amount                        Inc (Dec)                  % of Revenue
                           1999            1998           $                 %        1999        1998
                        -------        --------          -----          -----       ------     --------
Revenue                $  321.4        $  282.3           39.1           13.9        100.0       100.0
Cost of revenue           144.8           128.9           15.9           12.3         45.0        45.7
SG&A expense               92.6            80.5           12.1           15.3         28.8        28.5
R&D expense                18.6            17.4            1.2            6.7          5.8         6.2
Other expense               0.6             0.6           --              --           0.2         0.2
Total costs               256.6           227.4           29.2           12.9         79.8        80.5
EBIT                       64.8            54.9            9.9           17.9         20.1        19.5
Interest, net               0.8             2.0           (1.2)          60.0          0.3         0.7
Income taxes               23.8            21.1            2.7           12.7          7.4         7.5
Net earnings            $  41.8         $  35.8            6.0           16.8         13.0        12.7

Diluted EPS             $  0.28         $  0.24           0.04          16.7

                    CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               March 31, 1999


CONSOLIDATED RESULTS

     The growth in revenue benefited from business acquisitions that occurred during 1998 as well as increased sales of products and services. Revenue loss from business dispositions during 1998 and lower yields and average tax filing balances reduced revenue growth. Costs directly related to revenue showed some improvement, largely as a result of the integration of acquired businesses into existing operations. Selling, general and administrative expense increased due principally to the acquisition of LifeWorks in November 1998. Research and development expense increased, but fell as a percentage of revenue. Costs for Year 2000 remediation contributed significantly to the increase while the elimination of R&D costs for operations disposed during 1998 reduced reported costs. Interest income fell from $2.7 million to $1.7, due to lower yields and average cash balances. Interest expense increased slightly from $0.7 million to $0.9 million, primarily as a result of the financing of the acquisitions of the Canadian payroll businesses in the first quarter of 1998. The effective rate for the income tax provision declined from 37.1% to 36.3%.

BUSINESS SEGMENT RESULTS

Segment Comparisons                                             (DOLLARS IN MILLIONS)
------------------------------------               ----------------------------------------------
                                  Amount                        Inc (Dec)                % of Revenue
                           1999            1998           $                 %        1999        1998
                        -------        --------          -----          -----        ------     --------
Revenue
HRS                    $  204.3        $  173.4           30.9           17.9          63.6         61.4
Comdata                    67.5            67.6           (0.1)           0.3          21.0         24.0
Arbitron                   49.6            41.3            8.3           20.2          15.4         14.6
Total                  $  321.4        $  282.3           39.1           13.9         100.0        100.0

EBIT
HRS                     $  36.7         $  32.9            3.8           11.3          17.9         19.0
Comdata                    12.3            10.1            2.2           21.5          18.2         15.0
Arbitron                   15.8            11.9            3.9           32.3          31.8         28.9
Total                   $  64.8         $  54.9            9.9           17.9          20.1         19.5


HUMAN RESOURCE SERVICES (HRS)

     The acquisitions of the Canadian payroll businesses during the first quarter of 1998 and the LifeWorks employee assistance business in November 1998 contributed significantly to the revenue increase. Payroll services, software and consulting sales, including a second quarter 1998 effective price increase for payroll services, also contributed to the revenue increase in the quarterly comparison, along with growth in employee assistance programs. Lower yields and average tax filing balances and the effect of exchange rate changes on the Canadian dollar restrained revenue growth, as did extended installation periods on the Source 500 software product. Costs and expenses increased largely due to Year 2000 spending and training and installation effort associated with the Source 500 product.

                    CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               March 31, 1999


COMDATA
     Disregarding $5.8 million of gaming revenue recognized prior to the disposition of this business in the first quarter of 1998, revenue increased 9%, benefiting from selling more products to customers of the NTS transportation business acquired in exchange for the gaming business. Growth in the fleet services (local fueling) business and the acquisition of a majority interest in Stored Value Systems in March 1999 also contributed to the revenue increase.
The expected loss of certain NTS customers, which accompanied the conversion of NTS customers to Comdata systems, and lower average fuel prices restrained revenue growth. The integration of NTS accounts into the Comdata transaction processing system reduced costs and expenses through elimination of redundant processes. Selling costs decreased due to the conclusion in mid-1998 of a customer acquisition program in the fleet services business. Increased Year 2000 costs and an increase in provisions for fleet services bad debts offset some of the improvement.

ARBITRON
     The acquisition of Tapscan in May 1998 contributed significantly to the revenue increase in the period comparisons. Delays in revenue recognition related to major contract renewals in 1998 also affected the revenue comparison. Without regard to these factors, revenue increased about 10%, due largely to price escalators in multi-year customer contracts, increased software product and report sales and an increased number of rating subscribers. Cost synergies with Tapscan improved gross margin performance while other costs remained consistent with or below the level of revenue growth.

FINANCIAL CONDITION

     Cash balances increased during the first quarter of 1999 by $8.5 million as operating cash inflows of $38.2 million and net inflows from financing activities of $7.0 million exceeded investing outflows of $36.7 million. During the comparable 1998 period, operating cash inflows provided $36.8 million, while investing outflows of $116.7 million and financing outflows of $4.6 million reduced cash balances by $84.5 million. Investing outflows during the 1999 period principally involved capital expenditures of $16.6 million, primarily for hardware and software to be used in internal financial systems and initial costs for a new Ceridian headquarters building. The new headquarters building is expected to cost approximately $35.0 million and be ready for occupancy by June 2000. Also included in investing outflows is $20.3 million for the acquisition of a majority interest in Stored Value Systems as further described in the notes to the consolidated financial statements appearing elsewhere in this report. Proceeds from stock option exercises and employee stock plan purchases provided $11.2 million of financing cash inflows and repayment of debt of $4.0 million produced the financing cash outflows. Ceridian made no open market purchases of its common stock during the first quarter of 1999. The major factors affecting investing and financing cash flows in the comparable 1998 period included repurchases of Ceridian common stock and the net effect of acquisitions and dispositions.

     During the first quarter of 1999, Ceridian added two interest rate collars related to Canadian dollar tax filing float balances. The counterparties to these arrangements are Canadian commercial banks with a debt rating of "A" or better. These collars have a total notional amount of $100 million in Canadian dollars and expire in equal amounts in September 2000 and March 2001. The floor strike level is 4.75% and the cap level averages 5.62%. In April 1999, Standard & Poor's raised to triple "B" its corporate credit rating for Ceridian.

                    CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               March 31, 1999

     As further described in Part II, Item 5 of this report, Ceridian announced on May 3, 1999 an offer to purchase all outstanding voting common stock of ABR Information Services, Inc. (ABR), a provider of comprehensive benefits administration, payroll and human resource services to employers of all sizes, for $25.50 per share. Financing for the transaction, which may amount to approximately $763 million, is expected to be provided by a combination of cash balances, borrowings under Ceridian's $250.0 million domestic revolving credit facility ($4.9 million of which was utilized only for letters of credit at April 30, 1999) and a debt financing.

YEAR 2000 MATTERS

     Ceridian's Year 2000 efforts, including status, costs, issues, risks and contingency plans, are described on page 14 of its 1998 Annual Report to Stockholders, which discussion is incorporated herein by reference.

     Year 2000 remediation costs for Ceridian's systems, software and products, which were expensed as incurred, amounted to $7.7 million in the first quarter of 1999, compared to $1.0 million in the 1998 quarter. Total Year 2000 remediation costs through March 31, 1999 amounted to $25.4 million. Such costs are estimated to be approximately $18 million for all of 1999. Year 2000 capitalizable replacement costs to date increased from $3.7 million at December 31, 1998 to $6.1 million at March 31, 1999. Such costs are estimated to be approximately $8 million for all of 1999. Ceridian has not yet estimated Year 2000 costs for periods after 1999.

     The Year 2000 remediation of customer's customized software that facilitates the use of Ceridian's payroll services is the customer's responsibility. As part of Ceridian's customer service efforts, it is assisting these customers in their remediation efforts. These assistance efforts will continue into the second half of 1999 due to the delay by some customers in making their customized software available for remediation. Ceridian's costs, and the related amount and percentage of cost recoveries for these efforts, will be highly dependent on a number of factors, including the extent to which customers utilize these services, the nature of the required remediation, the cooperation of customers in making their customized software available for remediation, the timing of these remediation efforts and other alternatives available to the customer.

     There has been much speculation as to whether technology-related companies will experience a slowdown in sales in the latter part of 1999 and early 2000 due to Year 2000 matters. Although Ceridian's revenue would obviously be impacted if companies reduce or halt spending on new services during this period, Ceridian does not believe it will be impacted differently than its competitors or other information services businesses in general.

                    CERIDIAN CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               March 31, 1999


PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     On May 3, 1999, Ceridian announced that pursuant to an Agreement and Plan of Merger dated April 30, 1999 by and among it, a wholly owned subsidiary of Ceridian and ABR Information Services, Inc. (ABR), that its wholly owned subsidiary was offering to purchase all outstanding voting common stock of ABR at $25.50 per share, net to the sellers in cash. The offer will be made only pursuant to definitive offering documents filed with the Securities and Exchange Commission. The offer is conditioned upon, among other things, there being validly tendered and not withdrawn prior to the expiration date a number of ABR shares which, together with shares beneficially owned by Ceridian or its subsidiaries, represents at least a majority of the total number of shares outstanding on a fully diluted basis.
    The total amount of cash Ceridian expects to use to acquire all shares of ABR, plus pay transaction costs, is approximately $763 million. This amount is expected to be funded by a combination of cash balances, borrowings under its domestic Credit Agreement and a debt financing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

         Exhibit             Description
         -------             -----------
         27.1                Financial Data Schedule


    (b)  Reports on Form 8-K.

         None

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended March 31, 1999, to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CERIDIAN CORPORATION
                                        Registrant




Date:  May 13, 1999                    /s/ L. D. Gross
                                       -------------------
                                       L. D. Gross
                                       Vice President and Corporate Controller
                                       (Principal Accounting Officer)