Form 10-Q
period 1999-06-30
CERIDIAN CORP
filed 1999-08-11
CIK 109758

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from _________________ to ____________________


Commission file number:     1-1969


                              CERIDIAN CORPORATION
             (Exact name of registrant as specified in its charter)



          Delaware                                         52-0278528
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                         Identification No.)


8100 34th Avenue South, Minneapolis, Minnesota               55425
  (Address of principal executive offices)                 (Zip Code)


       Registrant's telephone number, including area code: (612) 853-8100

Former name, former address and former fiscal year if changed from last report: Not Applicable


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES    X     NO
                               -----        ----

The number of shares of registrant's Common Stock, par value $.50 per share, outstanding as of July 31, 1999, was 144,744,484.

                      CERIDIAN CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q


                                      INDEX


                                                                                               Pages
                                                                                               -----
Part I.  Financial Information

         Item 1.  Financial Statements
                  Consolidated Statements of Operations
                  for the three and six month periods ended
                  June 30, 1999 and 1998..........................................................3

                  Consolidated Balance Sheets as of
                  June 30, 1999 and December 31, 1998.............................................4

                  Consolidated Statements of Cash Flows for the six
                  month periods ended June 30, 1999 and 1998......................................5

                  Notes to Consolidated Financial Statements......................................6

                  In the opinion of Ceridian Corporation ("Ceridian" or the "Company"), the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as set forth in the notes to consolidated financial statements) necessary to present fairly the Company's financial position as of June 30, 1999, and results of operations for the three and six month periods and cash flows for the six month periods ended June 30, 1999 and 1998.

                  The results of operations for the six month period ended June
         30, 1999, are not necessarily indicative of the results to be expected for the full year.

                  The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations...............................10

         Item 3.  Quantitative and Qualitative Disclosure of Market Risk................14

Part II. Other Information
         Item 4.  Submission of Matters to a Vote of Security Holders...................15

         Item 6.  Exhibits and Reports on Form 8-K......................................16

Signature...............................................................................17

                                  - 2 -

FORM 10-Q
PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS                     Ceridian Corporation
(Unaudited)                                                   and Subsidiaries
(Dollars in millions, except per share data)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                    For Periods Ended June 30,
                                                                           Three Months                      Six Months
                                                                     1999              1998             1999             1998
-----------------------------------------------------------------------------------------------------------------------------------

Revenue                                                        $        322.2    $        284.1   $        643.6   $        566.4
Costs and Expenses
  Cost of revenue                                                       151.3             135.0            296.1            263.9
  Selling, general and administrative                                    93.5              79.3            186.1            159.8
  Research and development                                               18.5              20.3             37.1             37.7
  Other expense (income)                                                  1.1               1.2              1.7              1.8
                                                                 --------------    --------------   --------------   --------------
     Total costs and expenses                                           264.4             235.8            521.0            463.2
                                                                 --------------    --------------   --------------   --------------
Earnings before interest and taxes                                       57.8              48.3            122.6            103.2
  Interest income                                                         2.1               2.5              3.8              5.2
  Interest expense                                                       (3.2)             (1.5)            (4.1)            (2.2)
                                                                 --------------    --------------   --------------   --------------
Earnings before income taxes                                             56.7              49.3            122.3            106.2
  Income tax provision                                                   21.0              18.0             44.8             39.1
                                                                 --------------    --------------   --------------   --------------
Net earnings                                                   $         35.7    $         31.3   $         77.5   $         67.1
                                                                 ==============    ==============   ==============   ==============


Basic earnings per share                                       $         0.25    $         0.22   $         0.54   $         0.46

Diluted earnings per share                                     $         0.24    $         0.21   $         0.52   $         0.45

Shares used in calculations (in 000's)
      Weighted average shares (basic)                                 144,590           144,931          144,338          144,521
      Other dilutive securities                                         4,265             3,670            4,643            3,409
                                                                 --------------    --------------   --------------   --------------
      Total (diluted)                                                 148,855           148,601          148,981          147,930
                                                                 ==============    ==============   ==============   ==============

-----------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

                                  - 3 -

FORM 10-Q
CONSOLIDATED BALANCE SHEETS                                Ceridian Corporation
(Unaudited)                                                    and Subsidiaries
(Dollars in millions, except per share data)

-----------------------------------------------------------------------------------------------------------------------
                                                                                     June 30,         December 31,
Assets                                                                                1999                1998
-----------------------------------------------------------------------------------------------------------------------
Cash and equivalents                                                            $           105.9   $          101.8
Short-term investments                                                                       25.3                 -
Trade receivables, less allowance of $23.4 and $21.7                                        388.7              343.4
Other receivables                                                                            46.3               41.1
Current portion of deferred income taxes                                                    125.2              127.8
Other current assets                                                                         21.6               19.6
                                                                                  ----------------    ---------------
     Total current assets                                                                   713.0              633.7
Property, plant and equipment, net                                                          164.0               91.3
Goodwill and other intangibles, net                                                       1,031.2              377.5
Software and development costs, net                                                          49.8               26.1
Prepaid pension cost                                                                        107.3              103.4
Deferred income taxes, less current portion                                                  17.2               53.4
Other noncurrent assets                                                                       7.0                4.3
                                                                                  ----------------    ---------------
     Total assets                                                               $         2,089.5   $        1,289.7
                                                                                  ================    ===============

---------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------------------------

Short-term debt and current
 portion of long-term obligations                                               $             0.2   $            0.3
Accounts payable                                                                             57.4               65.0
Drafts and settlements payable                                                              122.9              111.0
Customer advances                                                                            45.0               13.6
Deferred income                                                                              30.5               25.4
Accrued taxes                                                                                77.0               76.2
Employee compensation and benefits                                                           57.5               74.4
Other accrued expenses                                                                      134.7               70.8
                                                                                  ----------------    ---------------
     Total current liabilities                                                              525.2              436.7
Long-term obligations, less current portion                                                 648.9               54.2
Deferred income taxes                                                                        11.5                3.6
Restructure reserves, less current portion                                                   28.0               29.0
Employee benefit plans                                                                       74.4               74.1
Other noncurrent liabilities                                                                 41.5               41.5
Stockholders' equity                                                                        760.0              650.6
                                                                                  ----------------    ---------------
     Total liabilities and
      stockholders' equity                                                      $         2,089.5   $        1,289.7
                                                                                  ================    ===============

---------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

                                  - 4 -

FORM 10-Q
CONSOLIDATED STATEMENT OF CASH FLOWS                       Ceridian Corporation
(Unaudited)                                                    and Subsidiaries
(Dollars in millions)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                          For Periods Ended June 30,
                                                                                                    Six Months
                                                                                           1999                    1998
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                     $              77.5      $              67.1
Adjustments to reconcile net earnings (loss) to net cash
 provided by (used for) operating activities:
  Deferred income tax provision                                                                 40.0                     33.3
  Depreciation and amortization                                                                 32.2                     24.9
  Other                                                                                         (1.4)                    (1.0)
  Net change in working capital items:
   Trade and other receivables                                                                 (34.3)                   (19.7)
   Accounts payable                                                                             (2.4)                   (10.6)
   Drafts and settlements payable                                                               11.9                     32.6
   Employee compensation and benefits                                                          (16.7)                   (11.2)
   Accrued taxes                                                                                (3.4)                   (13.3)
   Other current assets and liabilities                                                         (2.6)                    (9.2)
                                                                                    ------------------      -------------------
  Net cash provided by (used for) operating activities                                         100.8                     92.9
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant and equipment                                                     (23.9)                   (22.5)
Expended for software and development costs                                                    (17.3)                   (10.4)
Expended for investments in and advances
   to businesses, less cash acquired                                                          (672.0)                  (154.6)
Proceeds from sales of businesses and assets                                                     3.3                     38.1
                                                                                    ------------------      -------------------
  Net cash provided by (used for) investing activities                                        (709.9)                  (149.4)
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit and overdrafts, net                                                           143.4                     77.4
Borrowings of other debt                                                                       450.0                        -
Repayment of other debt                                                                         (0.2)                    (0.2)
Repurchase of stock                                                                                -                   (113.3)
Exercise of stock options and other                                                             20.0                     27.0
                                                                                    ------------------      -------------------
  Net cash provided by (used for) financing activities                                         613.2                     (9.1)
-------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED (USED)                                                                         4.1                    (65.6)
Cash and equivalents at beginning of period                                                    101.8                    268.0
                                                                                    ------------------      -------------------
Cash and equivalents at end of period                                            $             105.9      $             202.4
                                                                                    ==================      ===================

-------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

                                  - 5 -

                                    FORM 10-Q
                      CERIDIAN CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1999
                  (Dollars in millions, except per share data)
                                   (Unaudited)

INVESTING ACTIVITY

On May 3, 1999, Ceridian and ABR Information Services, Inc. ("ABR") jointly announced that they had entered into a definitive merger agreement providing for Ceridian's acquisition of ABR at a price of $25.50 per share for a total cash payment for all ABR shares of $744.2. ABR is a provider of comprehensive benefits administration, payroll and human resource services to employers of all sizes. The agreement provided for a tender offer for all outstanding ABR shares, followed by a merger of a wholly owned subsidiary of Ceridian into ABR, and the exchange of Ceridian stock options for certain unexercised ABR stock options.

As of June 4, 1999, the expiration date of the tender offer, 28,271,063 shares, or 98.3% of the outstanding shares of ABR, had been validly tendered and $720.9 was paid for the tendered shares. On July 22, 1999, the effective date of the merger of a wholly owned subsidiary of Ceridian and ABR, Ceridian deposited $12.7 with a paying agent for distribution to the holders of the 497,788 ABR shares that were converted into the right to receive $25.50 per share in cash pursuant to the terms of the merger agreement. Also in July, Ceridian made payments totaling $10.6 to holders who exercised ABR stock options subsequent to the date of the tender offer, representing the aggregate excess of the $25.50 per share tender price over the option exercise price. Ceridian stock options were issued in exchange for the remaining ABR stock options, resulting in an increase in the acquisition price of $11.7 and an equal increase in additional paid-in capital. Direct acquisition costs amounted to $6.8, bringing the equity purchase cost to $762.7. The valuation of net tangible assets of ABR received amounted to $110.7 and the total goodwill and other intangibles of $652.0 is expected to be amortized on average over a 30 year period. The allocation of purchase price to specific assets has not been completed. Included in the acquired assets and liabilities are $77.4 of cash and equivalents, $25.3 of short-term investments, $65.6 of net property, plant and equipment, $12.8 of net other software development costs, $30.3 of customer account deposits and $36.2 of other accrued expenses. Payments for shares of $720.9 and direct costs of $.5, reduced by $77.4 of cash and equivalents acquired, resulted in an investing cash outflow of $644.0. Also included in other accruals at June 30, 1999 is $29.6, representing the amounts then remaining to be paid for the additional ABR share purchases and direct acquisition costs.

The following unaudited pro forma information presents the results of operations of the Company for the six-month periods ended June 30, 1999 and 1998 as if the acquisition of ABR had taken place on January 1, 1998. ABR earnings for the 1998 period includes a $11.0 write-off of purchased in-process research and development.

---------------------------------------------------------------- --- ---------- -- ----------
                                                                          1999          1998
---------------------------------------------------------------- --- ---------- -- ----------
Pro forma revenue                                                 $      701.7  $      601.7
---------------------------------------------------------------- --- ---------- -- ----------
Pro forma earnings from continuing operations                     $       63.9  $       38.8
---------------------------------------------------------------- --- ---------- -- ----------
Diluted shares used in calculations (in thousands)                     148,981       147,930
---------------------------------------------------------------- --- ---------- -- ----------
Pro forma diluted earnings per share                              $        .43  $        .26
---------------------------------------------------------------- --- ---------- -- ----------
Historical diluted earnings per share as reported                 $        .52  $        .45
---------------------------------------------------------------- --- ---------- -- ----------

During first quarter 1999, Comdata Network, Inc., a wholly owned subsidiary of Ceridian, acquired a majority interest in Stored Value Systems, Inc. ("SVS"). Comdata has the option to purchase the remainder of SVS from

                                    FORM 10-Q
                      CERIDIAN CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1999
                  (Dollars in millions, except per share data)
                                   (Unaudited)

the investor group at a later date. The acquisition required payments by Comdata of $7.3 to SVS to retire an amount due to its former parent company and $13.0 to the investor group. Revenue of SVS was approximately $15.0 in 1998.

FINANCING ACTIVITY

On June 10, 1999, Ceridian completed a Rule 144A private debt offering with registration rights of senior notes with a face amount of $450.0. The debt offering was sold through initial purchasers led by Banc of America Securities LLC. Chase Securities Inc., BNY Capital Markets, Inc., TD Securities and U.S. Bancorp Piper Jaffray served as co-managers for the offering. Pursuant to the terms of this private debt offering, Ceridian is required to register the senior notes with the SEC by January 6, 2000 in order to avoid paying certain penalties to the initial purchasers. The debt offering net proceeds of $445.6 was applied to the payment of a $450.0 short term loan with Bank of America National Trust and Savings Association that, along with Company funds and an advance of $210.0 on the Company's $250.0 domestic revolving credit agreement, provided funding for the acquisition of ABR. The original issue discount plus capitalizable issue costs amounted to $5.1 and will be amortized to interest expense over the term of the senior notes. The senior notes have a five-year term, a coupon interest rate of 7.25% per annum, are payable semiannually beginning December 1, 1999 and mature on June 1, 2004. Early in the second quarter of 1999, Standard & Poor's raised Ceridian's corporate credit rating to "BBB." Standard and Poor's and Moody's affirmed Ceridian's corporate credit ratings of "BBB" and "Baa3," respectively, after the acquisition of ABR. At June 30, 1999, the amount of advances outstanding under the $250.0 domestic revolving credit agreement had been reduced to $150.0, along with $4.9 of letters of credit. Borrowings under the Canadian revolving credit agreements aggregated $48.7 at the same date.

STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 June 30,            December 31,
                                                                                                   1999                 1998
-----------------------------------------------------------------------------------------------------------------------------------
  Common Stock
    Par value - $.50
    Shares authorized - 500,000,000
    Shares issued - 161,685,596 and 161,685,596                                            $             80.8    $           80.8
    Shares outstanding - 144,725,633 and 143,513,976
  Additional paid-in capital                                                                          1,116.4             1,110.5
  Accumulated deficit                                                                                   (59.3)             (136.8)
  Treasury stock, at cost (16,959,963 and
   18,171,620 common shares)                                                                           (364.7)             (390.8)
  Accumulated other comprehensive income:
    Cumulative translation adjustment                                                                    (3.7)               (3.6)
    Pension liability adjustment                                                                         (9.5)               (9.5)
                                                                                             ------------------    ----------------
        Total stockholders' equity                                                         $            760.0    $          650.6
                                                                                             ==================    ================

                                    FORM 10-Q
                      CERIDIAN CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1999
                  (Dollars in millions, except per share data)
                                   (Unaudited)

SHORT-TERM INVESTMENTS

Short-term investments of $25.3 consist of marketable securities, primarily issued by U.S. government agencies, acquired with the purchase of ABR. These securities are considered available-for-sale and are reported at fair value. Any unrealized gain or loss on these securities is included in other comprehensive income and held separately in stockholders' equity as accumulated other comprehensive income until the securities are disposed. For the period subsequent to the acquisition of ABR and ending June 30, 1999, there was no material unrealized gain or loss nor any disposition of these securities. The Company uses the specific identification method to determine the cost of securities sold.

OTHER EXPENSE (INCOME)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       For Periods Ended June 30,
                                                                               Three Months                    Six Months
                                                                         1999           1998              1999            1998
-----------------------------------------------------------------------------------------------------------------------------------
Foreign currency translation expense (income)                       $          -   $          -     $         0.1   $         0.1
Loss (gain) on sale of businesses and assets                                (1.0)             -              (1.0)              -
Minority interest in operations of consolidated affiliates                   1.6            1.3               2.3             1.8
Other expense (income)                                                       0.5           (0.1)              0.3            (0.1)
                                                                      ------------   ------------     -------------   -------------
Total                                                               $        1.1   $        1.2     $         1.7   $         1.8
                                                                      ============   ============     =============   =============



COMPREHENSIVE INCOME (LOSS)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       For Periods Ended June 30,
                                                                               Three Months                    Six Months
                                                                         1999            1998             1999            1998
-----------------------------------------------------------------------------------------------------------------------------------

Net income                                                          $        35.7  $        31.3    $        77.5   $        67.1
Items of other comprehensive income:
  Change in foreign currency translation adjustment                           0.1           (0.2)            (0.1)           (1.6)
                                                                      ------------   -------------    -------------   -------------
Comprehensive income                                                $        35.8  $        31.1    $        77.4   $        65.5
                                                                      ============   =============    =============   =============

                                    FORM 10-Q
                      CERIDIAN CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1999
                  (Dollars in millions, except per share data)
                                   (Unaudited)


CAPITAL ASSETS
------------------------------------------------------------------------------------------------------------------------
                                                                                June 30,               December 31,
                                                                                  1999                      1998
------------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment
Land                                                                   $           15.2          $            1.2
Machinery and equipment                                                           223.2                     189.8
Buildings and improvements                                                         79.2                      42.1
Construction in progress                                                           20.0                       4.0
                                                                       -----------------------   -----------------------
                                                                                  337.6                     237.1
Accumulated depreciation                                                         (173.6)                   (145.8)
                                                                       -----------------------   -----------------------
Property, plant and equipment, net                                     $          164.0          $           91.3
                                                                       =======================   =======================

------------------------------------------------------------------------------------------------------------------------
Goodwill and Other Intangibles
Goodwill                                                               $        1,022.6          $          358.4
Accumulated amortization                                                          (47.8)                    (36.4)
                                                                       -----------------------   -----------------------
Goodwill, net                                                                     974.8                     322.0
                                                                       -----------------------   -----------------------
Other intangible assets                                                            75.2                      77.0
Accumulated amortization                                                          (18.8)                    (21.5)
                                                                       -----------------------   -----------------------
Other intangibles, net                                                             56.4                      55.5
                                                                       -----------------------   -----------------------
Goodwill and other intangibles, net                                    $        1,031.2          $          377.5
                                                                       =======================   =======================

-------------------------------------------------------------------------------------------------------------------------
Software and Development Costs
Purchased software                                                     $           30.6          $           31.9
Other software development cost                                                    48.6                      24.5
                                                                       -----------------------   -----------------------
                                                                                   79.2                      56.4
Accumulated amortization                                                          (29.4)                    (30.3)
                                                                       -----------------------   -----------------------
Software and development costs, net                                    $           49.8          $           26.1
                                                                       =======================   =======================

------------------------------------------------------------------------------------------------------------------------
                                                                                  For Periods Ended June 30,
Depreciation and Amortization                                                             Six Months
                                                                                  1999                      1998
------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization of property, plant and equipment         $           17.6          $           16.6
Amortization of goodwill                                                           11.4                       7.6
Amortization of other intangibles                                                   3.9                       2.3
Amortization of software and development costs                                      3.3                       2.4
Pension credit                                                                     (4.0)                     (4.0)
                                                                       -----------------------   -----------------------
          Total                                                        $           32.2          $           24.9
                                                                       =======================   =======================

                                  - 9 -

                                  CERIDIAN CORPORATION AND SUBSIDIARIES
                                                FORM 10-Q
                                              June 30, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE STATEMENTS REGARDING CERIDIAN CORPORATION CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL IN NATURE, PARTICULARLY THOSE THAT UTILIZE TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "ANTICIPATES," "ESTIMATES," "BELIEVES" OR "PLANS, "OR COMPARABLE TERMINOLOGY, ARE FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS, AND ENTAIL VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS KNOWN TO CERIDIAN THAT COULD CAUSE SUCH MATERIAL DIFFERENCES ARE IDENTIFIED AND DISCUSSED FROM TIME TO TIME IN CERIDIAN'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THOSE FACTORS DISCUSSED ON PAGES 15 THROUGH 17 OF CERIDIAN'S 1998 ANNUAL REPORT TO STOCKHOLDERS, WHICH IS INCORPORATED BY REFERENCE INTO PART II, ITEM 7 OF CERIDIAN'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998, WHICH DISCUSSION IS ALSO INCORPORATED HEREIN BY REFERENCE. SUCH IMPORTANT FACTORS INCLUDE INTEREST RATE CHANGES AND INVESTMENT INCOME FROM CUSTOMER DEPOSITS, EFFORTS TO EXPAND THE FLEET SERVICES (LOCAL FUELING) MARKET, ABILITY TO INCREASE REVENUE FROM CROSS-SELLING EFFORTS AND NEW PRODUCTS, ABILITY TO IMPROVE OPERATING MARGINS IN HUMAN RESOURCE SERVICES ("HRS"), CUSTOMER RETENTION (PARTICULARLY IN HRS), EFFECTING SYSTEM UPGRADES AND CONVERSIONS, REQUIRED YEAR 2000 EFFORTS, ABILITY TO ADAPT TO CHANGING TECHNOLOGY, ACQUISITION RISKS (INCLUDING INTEGRATION OF RECENT AND FUTURE ACQUISITIONS AND OBTAINING ANTICIPATED REVENUE SYNERGIES OR COST REDUCTIONS), COMPETITIVE CONDITIONS AND OTHER FACTORS SUCH AS TRADE, MONETARY AND FISCAL POLICIES AND POLITICAL AND ECONOMIC CONDITIONS.

     RESULTS OF OPERATIONS

For the second quarter of 1999, Ceridian reported net earnings of $35.7 million, or $ .24 per diluted share of common stock, on revenue of $322.2 million. For the second quarter of 1998, Ceridian reported net earnings of $31.3 million, or $ .21 per diluted share of common stock, on revenue of $284.1 million. All share and per share figures reflect a stock split announced on January 20, 1999 for holders of record on February 10, 1999 and distributed in the form of a 100% stock dividend on February 26, 1999.

In June 1999, Ceridian acquired ABR Information Services, Inc. ("ABR"), a provider of comprehensive benefits administration, payroll and human resource services, as a result of a tender offer for all the shares of ABR. Further information about the acquisition appears in the accompanying notes to the consolidated financial statements.

-------------------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS SECOND QUARTER COMPARISONS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------------------
                                    Amount                Inc (Dec)        % of Revenue
-------------------------------------------------------------------------------------------
                                1999          1998       $         %       1999     1998
-------------------------------------------------------------------------------------------
Revenue                    $    322.2    $    284.1      38.1     13.4     100.0    100.0
-------------------------------------------------------------------------------------------
Cost of revenue                 151.3         135.0      16.3     12.1      47.0     47.5
-------------------------------------------------------------------------------------------
SG&A expense                     93.5          79.3      14.2     17.6      29.0     27.9
-------------------------------------------------------------------------------------------
R&D expense                      18.5          20.3      (1.8)    (8.9)      5.7      7.2
-------------------------------------------------------------------------------------------
Other expense                     1.1           1.2      (0.1)    (8.3)      0.3      0.4
-------------------------------------------------------------------------------------------
Total costs                     264.4         235.8      28.6     12.1      82.0     83.0
-------------------------------------------------------------------------------------------
EBIT                             57.8          48.3       9.5     20.0      18.0     17.0
-------------------------------------------------------------------------------------------
Interest income, net             (1.1)          1.0      (2.1)      NC      (0.4)     0.3
-------------------------------------------------------------------------------------------
Income taxes                     21.0          18.0       3.0     16.8       6.5      6.3
-------------------------------------------------------------------------------------------
Net earnings               $     35.7    $     31.3       4.4     14.0      11.1     11.0
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
Diluted EPS                $     0.24    $     0.21       0.03    14.3
-------------------------------------------------------------------------------------------

                                  - 10 -

                      CERIDIAN CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                  June 30, 1999

For the first half of 1999, Ceridian reported net earnings of $77.5 million, or $ .52 per diluted share, on revenue of $643.6 million. For the first half of 1998, net earnings totaled $67.1 million, or $ .45 per diluted share, on revenue of $566.4 million.

-------------------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS YEAR-TO-DATE JUNE 30 COMPARISONS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------------------
                                    Amount                Inc (Dec)        % of Revenue
-------------------------------------------------------------------------------------------
                                1999          1998       $         %       1999     1998
-------------------------------------------------------------------------------------------
Revenue                    $    643.6    $    566.4      77.2     13.6     100.0    100.0
-------------------------------------------------------------------------------------------
Cost of revenue                 296.1         263.9      32.2     12.2      46.0     46.6
-------------------------------------------------------------------------------------------
SG&A expense                    186.1         159.8      26.3     16.5      28.9     28.2
-------------------------------------------------------------------------------------------
R&D expense                      37.1          37.7      (0.6)    (1.7)      5.8      6.7
-------------------------------------------------------------------------------------------
Other expense                     1.7           1.8      (0.1)    (5.6)      0.2      0.3
-------------------------------------------------------------------------------------------
Total costs                     521.0         463.2      57.8     12.5      80.9     81.8
-------------------------------------------------------------------------------------------
EBIT                            122.6         103.2      19.4     18.9      19.1     18.2
-------------------------------------------------------------------------------------------
Interest income, net             (0.3)          3.0      (3.3)      NC      (0.1)     0.5
-------------------------------------------------------------------------------------------
Income taxes                     44.8          39.1       5.7     14.6       7.0      6.9
-------------------------------------------------------------------------------------------
Net earnings               $     77.5    $     67.1      10.4     15.5      12.0     11.9
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
Diluted EPS                $     0.52    $     0.45       0.07    15.6
-------------------------------------------------------------------------------------------

CONSOLIDATED RESULTS
       Revenue growth from acquisitions more than offset the effect of business dispositions, contributing about one-third of the increase in both the second quarter and year-to-date comparisons. Lower yields on tax filing balances and the weakening of the Canadian dollar against the U.S. dollar continued to adversely effect both revenue comparisons. Without regard to these factors, sales of products and services increased approximately 10 percent in both periods. Costs directly related to revenue showed some improvement in both comparisons, largely as a result of the integration of acquired businesses into existing operations and the benefit of cost reduction programs. Selling, general and administrative expense increased in both comparisons due principally to the acquisition of LifeWorks in November 1998. Research and development decreased in total and as a percentage of revenue in both comparisons as a result of the disposition of Resumix in May 1998. Interest income fell from $2.5 million to $2.1 million in the quarterly comparison and from $5.2 million to $3.8 million in the year-to-date comparison as a result of lower yields and lower average cash balances. Interest expense increased from $1.5 million to $3.2 million in the second quarter comparison and from $2.2 million to $4.1 million in the year-to-date comparison as a result of the financing requirements of the ABR acquisition in June 1999. The effective rate for the income tax provision increased from 36.4% to 37.0% in the second quarter comparison, due to the non-deductibility of goodwill and intangibles arising from the ABR acquisition, and may increase additionally in the second half of 1999 for the same reason. While the acquisition of ABR is expected to be slightly dilutive to Ceridian's earnings per share in 1999 and 2000, it will be accretive to cash flow during these periods.

                      CERIDIAN CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                  June 30, 1999

BUSINESS SEGMENT RESULTS

-------------------------------------------------------------------------------------------
SEGMENT SECOND QUARTER COMPARISONS           (DOLLARS IN MILLIONS)
-------------------------------------------------------------------------------------------
                                    Amount                Inc (Dec)        % of Revenue
-------------------------------------------------------------------------------------------
                                1999          1998       $         %       1999     1998
-------------------------------------------------------------------------------------------
REVENUE
-------------------------------------------------------------------------------------------
HRS                        $     193.0   $     169.6     23.4      13.8      59.9    59.7
-------------------------------------------------------------------------------------------
Comdata                           74.7          65.5      9.2      14.1      23.2    23.0
-------------------------------------------------------------------------------------------
Arbitron                          54.5          49.0      5.5      11.2      16.9    17.3
-------------------------------------------------------------------------------------------
Total                      $     322.2   $     284.1     38.1      13.4     100.0   100.0
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
EBIT
-------------------------------------------------------------------------------------------
HRS                        $      21.3   $      19.3      2.0      11.2      11.1     11.4
-------------------------------------------------------------------------------------------
Comdata                           17.8          12.7      5.1      39.4      23.8     19.5
-------------------------------------------------------------------------------------------
Arbitron                          18.7          16.3      2.4      15.4      34.4     33.2
-------------------------------------------------------------------------------------------
Total                      $      57.8   $      48.3      9.5      20.0      18.0     17.0
-------------------------------------------------------------------------------------------


SEGMENT YEAR-TO-DATE JUNE 30 COMPARISONS           (DOLLARS IN MILLIONS)
-------------------------------------------------------------------------------------------
                                    Amount                Inc (Dec)        % of Revenue
-------------------------------------------------------------------------------------------
                                1999          1998       $         %       1999     1998
-------------------------------------------------------------------------------------------
REVENUE
-------------------------------------------------------------------------------------------
HRS                        $     397.3   $     343.0     54.3      15.9      61.7    60.6
-------------------------------------------------------------------------------------------
Comdata                          142.2         133.1      9.1       6.8      22.1    23.5
-------------------------------------------------------------------------------------------
Arbitron                         104.1          90.3     13.8      15.3      16.2    15.9
-------------------------------------------------------------------------------------------
Total                      $     643.6   $     566.4     77.2      13.6     100.0   100.0
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
EBIT
-------------------------------------------------------------------------------------------
HRS                        $      58.0   $      52.2      5.8      11.4      14.6     15.2
-------------------------------------------------------------------------------------------
Comdata                           30.1          22.8      7.3      31.5      21.1     17.2
-------------------------------------------------------------------------------------------
Arbitron                          34.5          28.2      6.3      22.5      33.2     31.2
-------------------------------------------------------------------------------------------
Total                      $     122.6   $     103.2     19.4      18.9      19.1     18.2
-------------------------------------------------------------------------------------------

     HUMAN RESOURCE SERVICES ("HRS")
The acquisitions of the LifeWorks employee assistance business in November 1998 and ABR in June 1999 contributed significantly to the revenue increase in the second quarter comparison and the year-to-date revenue comparison also benefited from the acquisitions of two Canadian payroll businesses during the first quarter of 1998. The benefit of these four acquisitions more than offset the effect of the dispositions of Resumix in May 1998 and Tesseract at the end of 1998 in both comparisons. Increases in sales of software, particularly the Source 500 software product, payroll and consulting services and employee assistance programs contributed to the revenue increase in the both comparisons as did price increases in payroll services early in 1999 and 1998. Lower yields on tax filing balances and lower than planned customer retention, along with the effect of exchange rate changes on the Canadian dollar, restrained revenue growth in both comparisons. The time periods for implementation of the Source 500 software product decreased during the second quarter of 1999, while still limiting revenue growth in both comparisons. Costs and expenses increased in both the second quarter and year-to-date comparisons largely due to acquisitions, Year 2000 efforts, and training and implementation efforts associated with the Source 500 product and new internal operating systems, offsetting the benefit of cost reduction programs. During the second quarter of 1999, management identified approximately 100 HRS employment positions as redundant and furnished termination notices to those employees. The related cost is estimated to be $1.9 million and is recorded in other expense (income). Also, during the second quarter of 1999, HRS returned to income by crediting other expense (income) $2.0 million of accruals established as a result of unusual charges recorded in the fourth quarter of 1997 after determining that amount to be in excess of actual needs. The Company anticipates that

                      CERIDIAN CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                  June 30, 1999

HRS resources utilized in Year 2000 efforts will be reduced or redirected to billable customer software remediation efforts and product development during the third quarter of 1999.

     COMDATA
     Revenue increased in both the second quarter and year-to-date comparisons primarily as a result of the acquisition of a majority interest in SVS in the first quarter of 1999, increased sales of product and software upgrades and growth in the fleet services (local fueling) business. The sale of a telephone debit card business in the second quarter of 1999 reduced the revenue improvement in both comparisons, and the disposition of the gaming services business in January 1998 reduced revenue improvement in the year-to-date comparison. As expected, the loss of certain NTS customers upon completion of the conversion of NTS customers to Comdata systems in January 1999 adversely affected revenue comparisons for both periods. An increase in fuel prices in the second quarter of 1999, after declining prices in previous quarters, benefited both comparisons. The integration of NTS accounts into the Comdata transaction processing system reduced costs and expenses for the second quarter and year-to-date comparisons through elimination of redundant processes. Selling costs decreased in both comparisons due to the conclusion in mid-1998 of a customer acquisition program for the fleet services business. Increased Year 2000 costs and an increase in provisions for fleet services bad debts reduced the benefit of these cost reductions in both comparisons.

     ARBITRON
     The second quarter and year-to-date revenue comparisons benefited from the acquisition of Tapscan in May 1998 and delays in revenue recognition from first and second quarters to third quarter 1998 related to the timing of major contract renewals. Without regard to these factors, revenue for the year-to-date comparison increased about 8%, due largely to price escalators in multi-year customer contracts, increased software product and report sales, and an increased number of rating subscribers. Cost synergies with Tapscan improved gross margin performance while other costs remained consistent with or below the level of revenue growth. Delays in recognition of revenue related to the timing of major contract renewals in 1998 added to the improvement in operating margins in both comparisons since the timing of revenue recognition did not effect the incurrence of cost.

     FINANCIAL CONDITION

Cash balances increased during the first half of 1999 by $4.1 million as operating cash inflows of $100.8 million and net inflows from financing activities of $613.2 million exceeded investing outflows of $709.9 million. During the comparable 1998 period, operations provided cash inflows of $92.9 million, while investing outflows of $149.4 million and financing outflows of $9.1 million reduced cash balances. Investing outflows during the 1999 period principally involved the acquisitions of ABR for $644.0 million in June 1999 and SVS for $20.3 million in February 1999, both amounts net of cash acquired. Capital expenditures increased to $41.2 million during the first half of 1999, compared with $32.9 million in the 1998 period, primarily for hardware and software to be used in internal financial systems and for a new Ceridian headquarters building. Expenditures for the headquarters building totaled $11.7 million at June 30, 1999, including $9.2 million incurred in 1999. The Company expects to spend approximately an additional $23.3 million in preparing the building for occupancy in June 2000. Financing cash inflows during the first half of 1999 resulted primarily from financing arrangements related to the acquisition of ABR as described in the accompanying notes to consolidated financial statements. Proceeds from stock option exercises and employee stock plan purchases provided $20.0 million of financing cash inflows during 1999 to date. Ceridian made no open market purchases of its common stock during the first half of 1999. The major factors affecting investing and financing cash flows in the comparable 1998 period included repurchases of Ceridian common stock and the net effect of acquisitions and dispositions. Significant changes in balance sheet amounts since December 31, 1998 are due principally to the ABR acquisition. Ceridian remains in compliance with all financial covenant tests in its credit agreements and met the debt-to-capitalization test with a margin of $118.1 million as of June 30, 1999. Ceridian expects to meet its liquidity needs from existing cash balances, cash flow from operations and borrowings under existing credit facilities.

                      CERIDIAN CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                  June 30, 1999

     YEAR 2000 MATTERS

Ceridian's Year 2000 efforts, including status, costs, issues, risks and contingency plans, are described on pages 14 through 15 of its 1998 Ceridian Annual Report to Stockholders under the heading "Year 2000 Matters," which is incorporated by reference into Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which discussion is also incorporated herein by reference.

Year 2000 remediation costs for Ceridian's systems, software and products, which were expensed as incurred, amounted to $5.5 million in the second quarter of 1999, compared to $2.4 million in the second quarter of 1998. Year-to-date remediation costs amounted to $13.3 million in 1999, compared to $3.4 million in the 1998 period. Project-to-date Year 2000 remediation costs incurred through June 30, 1999 amounted to $31.0 million. Such remediation costs are estimated to be approximately $18.0 million for 1999, inclusive of costs associated with the remediation of systems, software and products of ABR. Year 2000 capitalizable replacement costs to date increased from $3.7 million at December 31, 1998 to $3.8 million at June 30, 1999. Capital expenditures of $2.4 million incurred during the first quarter of 1999 are no longer being characterized as Year 2000 capitalizable replacement costs after the remediation of an existing system during the second quarter of 1999 was accomplished prior to the completion of the capital project. Year 2000 capitalizable replacement costs are now estimated to be less than $5 million for all of 1999. Ceridian has not yet completed its estimate of Year 2000 costs for periods after 1999.

The Year 2000 remediation of customer's customized software that facilitates the use of Ceridian's payroll services is the customer's responsibility. As part of Ceridian's customer service efforts, it is assisting these customers in their remediation efforts. These assistance efforts are expected to continue into the first half of 2000 due to the delay by some customers in making their customized software available for remediation. Ceridian's costs, and the related amount and percentage of cost recoveries for these efforts, will be highly dependent on a number of factors, including the extent to which customers utilize these services, the nature of the required remediation, the cooperation of customers in making their customized software available for remediation, the timing of these remediation efforts and other alternatives available to the customer.

There has been much speculation as to whether technology-related companies will experience a slowdown in sales or installations in the latter part of 1999 and early 2000 due to Year 2000 matters. Although Ceridian's revenue would obviously be impacted if companies reduce or halt installation and implementation of new services during this period, Ceridian does not believe it will be impacted differently than its competitors or other information services businesses in general.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the three and six month periods ended June 30, 1999. For additional information on market risk, refer to page 13 of the Company's 1999 Annual Report to Stockholders under the heading "Market Risk Disclosure" (which is incorporated by reference into Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1998) and page 11 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 under the heading "Financial Condition".

                      CERIDIAN CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                                 June 30, 1999

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Ceridian's annual meeting of stockholders was held on May 20, 1999. Of the 144,182,032 shares of Ceridian common stock entitled to vote at the meeting, 123,009,315 shares were present at the meeting in person or by proxy.

The eleven people designated by Ceridian's Board of Directors as nominees for director were elected, with voting as follows:

         Nominee                    Total Votes For       Total Votes Withheld
         -------                    ---------------       --------------------
         Bruce R. Bond              122,466,208                 543,107
         Nicholas D. Chabraja       122,420,254                 589,061
         Ruth M. Davis              122,393,199                 616,116
         Robert H. Ewald            122,425,887                 583,428
         Richard G. Lareau          122,445,455                 563,860
         Ronald T. LeMay             94,774,746              28,234,569
         George R. Lewis            122,436,430                 572,885
         Lawrence Perlman           122,444,615                 564,700
         Ronald L. Turner           122,457,137                 552,178
         Carole J. Uhrich           122,463,513                 545,802
         Paul S. Walsh               97,616,479              25,392,836

Stockholders also voted to amend Ceridian's Restated Certificate of Incorporation to increase the number of authorized shares of common stock Ceridian is authorized to issue from 200,000,000 to 500,000,000. The number of votes FOR approval of this amendment was 88,064,639; the number AGAINST was 34,566,514; and the number ABSTAINING was 378,162.

In addition, stockholders approved the new Ceridian 1999 Stock Incentive Plan. The number of votes FOR approval of this plan was 76,716,469; the number AGAINST was 38,553,370; and the number ABSTAINING was 430,973.

                      CERIDIAN CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                  June 30, 1999

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

              Exhibit      Description
              -------      -----------
              2.01         Agreement and Plan of Merger dated as of April 30,
                           1999 among Ceridian Corporation, Spring Acquisition
                           Corporation and ABR Information Services, Inc.
                           (incorporated by reference to Exhibit (c)(1) to
                           Ceridian's Schedule 14D-1 dated May 7, 1999 (File No.
                           005-44917)).

              2.02 Amendment No. 1 to Agreement and Plan of Merger dated as of June 2, 1999 among Ceridian Corporation, Spring
                           Acquisition Corporation and ABR Information Services,
                           Inc. (incorporated by reference to Exhibit (c)(3) to Amendment No. 2 to Ceridian's Schedule 14D-1 dated
                           June 3, 1999 (File No. 005-44917)).

              3.01         Certificate of Amendment of Restated Certificate of
                           Incorporation of Ceridian Corporation.

              4.01         Indenture, dated as of June 10, 1999, among Ceridian
                           Corporation and The Bank of New York, as trustee.

              4.02         Registration Rights Agreement, dated as of June 10,
                           1999, among Ceridian Corporation and Banc of America
                           Securities LLC, Chase Securities Inc., Bank of New
                           York Capital Markets, Inc., TD Securities (USA) Inc.
                           and U.S. Bancorp Piper Jaffray Inc.

             10.01         Purchase Agreement, dated June 8, 1999, among
                           Ceridian Corporation and Banc of America Securities
                           LLC, Chase Securities Inc., Bank of New York Capital
                           Markets, Inc., TD Securities (USA) Inc. and U.S.
                           Bancorp Piper Jaffray Inc.

             10.02         Ceridian Corporation 1999 Stock Incentive Plan.

             27.01         Financial Data Schedule.

     (b) Reports on Form 8-K.

                On June 21, 1999 Ceridian filed a Form 8-K, dated June 7, 1999, under Item 2, concerning the acquisition of ABR Information Services, Inc.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended June 30, 1999, to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CERIDIAN CORPORATION
                                             Registrant




Date:  August 11, 1999                   /s/ L. D. Gross
                                         ---------------------------------------
                                         L. D. Gross
                                         Vice President and Corporate Controller
                                         (Principal Accounting Officer)

                      CERIDIAN CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                  June 30, 1999

                                  EXHIBIT INDEX


EXHIBIT                                                                PAGE
---------------------------------------------------------------------------------------------------
2.01         Agreement and Plan of Merger dated as          Incorporated by reference to Exhibit
             of April 30, 1999 among Ceridian               (c)(1) to Ceridian's Schedule 14D-1
             Corporation, Spring Acquisition                dated May 7, 1999 (File No.
             Corporation and ABR Information                005-44917).
             Services, Inc.

---------------------------------------------------------------------------------------------------
2.02         Amendment No. 1 to Agreement and Plan of       Incorporated by reference to Exhibit
             Merger dated as of                             (c)(3) to Amendment No. 2 to
             June 2, 1999 among Ceridian                    Ceridian's Schedule 14D-1 dated June
             Corporation, Spring Acquisition                3, 1999 (File No. 005-44917).
             Corporation and ABR Information
             Services, Inc.

---------------------------------------------------------------------------------------------------
3.01         Certificate of Amendment of Restated           Filed electronically herewith.
             Certificate of Incorporation of Ceridian
             Corporation.

---------------------------------------------------------------------------------------------------
4.01         Indenture, dated as of June 10, 1999,          Filed electronically herewith.
             among Ceridian Corporation and The Bank
             of New York, as trustee.

---------------------------------------------------------------------------------------------------
4.02         Registration Rights Agreement, dated as        Filed electronically herewith.
             of June 10, 1999, among Ceridian
             Corporation and Banc of America
             Securities LLC, Chase Securities Inc.,
             Bank of New York Capital Markets, Inc.,
             TD Securities (USA) Inc. and U.S.
             Bancorp Piper Jaffray Inc.

---------------------------------------------------------------------------------------------------
10.01        Purchase Agreement, dated June 8, 1999,        Filed electronically herewith.
             among Ceridian Corporation and Banc of
             America Securities LLC, Chase Securities
             Inc., Bank of New York Capital Markets,
             Inc., TD Securities (USA) Inc. and U.S.
             Bancorp Piper Jaffray Inc.

---------------------------------------------------------------------------------------------------
10.02        Ceridian Corporation 1999 Stock                Filed electronically herewith.
             Incentive Plan.

---------------------------------------------------------------------------------------------------
27.01        Financial Data Schedule                        Filed electronically herewith.
---------------------------------------------------------------------------------------------------