Form 10-Q
period 1999-09-13
CERIDIAN CORP
filed 1999-11-10
CIK 109758

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                to

Commission file number: 1-1969

CERIDIAN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-0278528
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
8100 34th Avenue South, Minneapolis, Minnesota	55425
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (612) 853-8100

Former name, former address and former fiscal year if changed from last report: Not Applicable

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    The number of shares of registrant's Common Stock, par value $.50 per share, outstanding as of October 31, 1999, was 144,642,973.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q

INDEX

Pages
Part I. Financial Information
Item 1. Financial Statements
Consolidated Statements of Operations for the three and nine month periods ended September 30, 1999 and 1998	3
Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998	4
Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1999 and 1998	5
Notes to Consolidated Financial Statements	6

    In the opinion of Ceridian Corporation ("Ceridian" or the "Company"), the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as set forth in the notes to consolidated financial statements) necessary to present fairly the Company's financial position as of September 30, 1999, and results of operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 1999 and 1998.

    The results of operations for the nine month period ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

    The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

Ceridian Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(Dollars in millions, except per share data)

	For Periods Ended September 30,
	Three Months		Nine Months
	1999	1998	1999	1998
Revenue	$337.3	$286.1	$980.9	$852.5
Costs and Expenses
Cost of revenue	159.6	137.2	455.7	401.1
Selling, general and administrative	94.8	77.7	280.9	237.5
Research and development	17.4	20.1	54.5	57.8
Other expense (income)	(0.6)	0.6	1.1	2.4

Total costs and expenses	271.2	235.6	792.2	698.8

Earnings before interest and taxes	66.1	50.5	188.7	153.7
Interest income	1.5	2.7	5.3	7.9
Interest expense	(10.5)	(1.1)	(14.6)	(3.3)

Earnings before income taxes	57.1	52.1	179.4	158.3
Income tax provision	22.2	18.9	67.0	58.0

Net earnings	$34.9	$33.2	$112.4	$100.3

Basic earnings per share	$0.24	$0.23	$0.78	$0.70
Diluted earnings per share	$0.24	$0.23	$0.76	$0.68
Shares used in calculations (in 000's)
Weighted average shares (basic)	144,743	144,020	144,472	144,354
Other dilutive securities	2,673	3,500	4,057	3,459

Total (diluted)	147,416	147,520	148,529	147,813

See notes to consolidated financial statements.

FORM 10-Q

Ceridian Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)
(Dollars in millions, except per share data)

	September 30, 1999	December 31, 1998
Assets
Cash and equivalents	$75.6	$101.8
Short-term investments	22.0	—
Trade receivables, less allowance of $18.5 and $21.7	407.5	343.4
Other receivables	48.9	41.1
Current portion of deferred income taxes	105.5	127.8
Other current assets	23.6	19.6

Total current assets	683.1	633.7
Property, plant and equipment, net	179.7	91.3
Goodwill and other intangibles, net	1,047.4	377.5
Software and development costs, net	42.6	26.1
Prepaid pension cost	109.3	103.4
Deferred income taxes, less current portion	18.0	53.4
Other noncurrent assets	6.6	4.3

Total assets	$2,086.7	$1,289.7

Liabilities and Stockholders' Equity
Short-term debt and current portion of long-term obligations	$0.2	$0.3
Accounts payable	56.1	65.0
Drafts and customer funds payable	154.0	111.0
Customer advances	14.5	13.6
Deferred income	30.7	25.4
Accrued taxes	76.6	76.2
Employee compensation and benefits	65.2	74.4
Other accrued expenses	89.2	70.8

Total current liabilities	486.5	436.7
Long-term obligations, less current portion	621.6	54.2
Deferred income taxes	39.2	3.6
Restructure reserves, less current portion	26.9	29.0
Employee benefit plans	74.8	74.1
Other noncurrent liabilities	41.7	41.5
Stockholders' equity	796.0	650.6

Total liabilities and stockholders' equity	$2,086.7	$1,289.7

See notes to consolidated financial statements.

FORM 10-Q

Ceridian Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Dollars in millions)

	For Periods Ended September 30,
	Nine Months
	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$112.4	$100.3
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Deferred income tax provision	60.0	48.4
Depreciation and amortization	53.9	38.2
Other	(1.6)	(5.9)
Net change in working capital items:
Trade and other receivables	(56.1)	(37.2)
Accounts payable	0.1	1.2
Drafts and customer funds payable	9.7	13.2
Employee compensation and benefits	(8.9)	1.5
Accrued taxes	(3.7)	(9.8)
Other current assets and liabilities	(6.2)	(19.3)

Net cash provided by (used for) operating activities	159.6	130.6

CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant and equipment	(50.2)	(31.3)
Expended for software and development costs	(24.3)	(14.8)
Expended for investments in and advances to businesses, less cash acquired	(707.5)	(154.9)
Proceeds from sales of short-term investments	3.2	—
Proceeds from sales of businesses and assets	7.7	41.4

Net cash provided by (used for) investing activities	(771.1)	(159.6)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit and overdrafts, net	115.1	61.2
Borrowings of other debt	450.0	—
Repayment of other debt	(0.2)	—
Repurchase of stock	(2.1)	(166.8)
Exercise of stock options and other	22.5	31.8

Net cash provided by (used for) financing activities	585.3	(73.8)

NET CASH PROVIDED (USED)	(26.2)	(102.8)
Cash and equivalents at beginning of period	101.8	268.0

Cash and equivalents at end of period	$75.6	$165.2

See notes to consolidated financial statements.

FORM 10-Q

CERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 1999

(Dollars in millions, except per share data)
(Unaudited)

INVESTING ACTIVITY

    As of June 7, 1999, Ceridian acquired ABR Information Services, Inc. ("ABR"), now called Ceridian Benefits Services, as a result of a tender offer for all outstanding shares of ABR common stock at a price of $25.50 per share in cash and a subsequent merger on July 22, 1999. ABR is a provider of comprehensive benefits administration, payroll and human resource services to employers of all sizes. The purchase price of $751.8 included $720.9 for tendered shares, $12.7 for ABR shares converted to the right to receive $25.50 per share and $6.8 for Ceridian direct acquisition costs. The purchase price also included the exchange of Ceridian stock options valued at $11.4 for any unexercised ABR stock options outstanding. The valuation of net tangible assets of ABR received, as adjusted in third quarter 1999 for the result of appraisals and the application of deferred income taxes, amounted to $75.5, and the total goodwill and other intangibles of $676.3 is being amortized on average over a 30-year period. The revised allocation of purchase price resulted in the recording of acquired assets and liabilities listed in the table below. Property, plant and equipment of $66.2 included $15.6 of construction in progress related to the ABR office facility in St. Petersburg, Florida.

Cash and equivalents	$77.4
Short-term investments	25.3
Receivables	10.3
Other current assets	1.4
Property, plant and equipment	66.2
Goodwill	589.3
Other intangibles	87.0
Customer funds payable	(26.7)
Accrued acquisition costs	(18.9)
Deferred income taxes	(26.5)
Other liabilities	(33.0)

Total Purchase Cost	$751.8

    The net investing cash outflows related to the ABR acquisition, after reduction for cash and equivalents acquired of $77.4, amounted to $676.3 at September 30, 1999. These outflows included payments of $720.9 for shares tendered in June, $12.7 deposited in July for the remaining shares, and payments to date at September 30, 1999 of $1.2 for Ceridian direct acquisition costs and $18.9 for ABR liabilities directly related to the acquisition. The directly related ABR liabilities assumed included payments during the third quarter of 1999 of $11.4 paid in July to buy out vested ABR stock options and $7.5 for investment consulting fees.

    The following unaudited pro forma information presents the results of operations of Ceridian for the nine-month periods ended September 30, 1999 and 1998 as if the acquisition of ABR had taken place on January 1, 1998. ABR earnings for the 1998 period includes a $11.0 write-off of purchased in-process research and development.

	1999	1998
Pro forma revenue	$1,039.0	$911.9
Pro forma earnings from continuing operations	$98.9	$65.3
Diluted shares used in calculations (in thousands)	148,529	147,813
Pro forma diluted earnings per share	$0.67	$0.44
Historical diluted earnings per share as reported	$0.76	$0.68

    During first quarter 1999, Comdata Network, Inc., a wholly owned subsidiary of Ceridian, acquired a majority interest in Stored Value Systems, Inc. ("SVS"). Comdata has the option to purchase the remainder of SVS from the investor group at a later date. The acquisition required payments by Comdata of $7.3 to SVS to retire an amount due to its former parent company and $13.0 to the investor group. Revenue of SVS was approximately $15.0 in 1998.

FINANCING ACTIVITY

    On June 10, 1999, Ceridian completed a Rule 144A senior notes offering with registration rights and a face amount of $450.0, which was sold through initial purchasers led by Banc of America Securities LLC. Pursuant to the terms of this private debt offering, Ceridian registered like senior notes with the SEC on a Form S-4 that was declared effective on September 20, 1999. Holders of $445.0 of the privately held notes exchanged their holdings for registered senior notes in late October 1999. Ceridian applied the private debt offering net proceeds of $445.6 to the payment of a $450.0 short-term loan with Bank of America National Trust and Savings Association. Those proceeds, along with Ceridian funds and an advance of $210.0 on the Ceridian's $250.0 domestic revolving credit agreement, provided funding for the acquisition of ABR. The original issue discount plus capitalizable issue costs amounted to $5.1 and will be amortized to interest expense over the term of the senior notes. The senior notes have a five-year term, a coupon interest rate of 7.25% per annum, are payable semiannually beginning December 1, 1999 and mature on June 1, 2004. At September 30, 1999, the amount of advances outstanding under the $250.0 domestic revolving credit agreement amounted to $125.0, along with $4.9 of letters of credit. Borrowings under the Canadian revolving credit agreements amounted to $45.3 at September 30, 1999.

SHORT-TERM INVESTMENTS

    At September 30, 1999, short-term investments of $22.0 consisted of marketable securities, primarily issued by U.S. government agencies, acquired with the purchase of ABR. These securities are considered available-for-sale and are reported at cost, which approximates fair value. Any material unrealized gain or loss on marketable securities will be included in other comprehensive income and reported separately in stockholders' equity as accumulated other comprehensive income until the securities are disposed. At September 30, 1999, these securities, along with cash and equivalents of $11.3, relate to a liability for ABR customer funds payable of $33.3.

STOCKHOLDERS' EQUITY

	September 30, 1999	December 31, 1998
Common Stock
Par value—$.50
Shares authorized—500,000,000
Shares issued—161,685,596 and 161,685,596	$80.8	$80.8
Shares outstanding—144,791,835 and 143,513,976
Additional paid-in capital	1,116.1	1,110.5
Accumulated deficit	(24.4)	(136.8)
Treasury stock, at cost (16,893,761 and 18,171,620 common shares)	(363.7)	(390.8)
Accumulated other comprehensive income:
Cumulative translation adjustment	(3.3)	(3.6)
Pension liability adjustment	(9.5)	(9.5)

Total stockholders' equity	$796.0	$650.6

OTHER EXPENSE (INCOME)

	For Periods Ended September 30,
	Three Months		Nine Months
	1999	1998	1999	1998
Foreign currency translation expense (income)	$0.4	$—	$0.5	$0.1
Loss (gain) on sale of businesses and assets	(0.5)	—	(1.5)	—
Minority interest in operations of consolidated affiliates	1.5	0.9	3.8	2.7
Other expense (income)	(2.0)	(0.3)	(1.7)	(0.4)

Total	$(0.6)	$0.6	$1.1	$2.4

COMPREHENSIVE INCOME (LOSS)

	For Periods Ended September 30,
	Three Months		Nine Months
	1999	1998	1999	1998
Net income	$34.9	$33.2	$112.4	$100.3
Items of other comprehensive income:
Change in foreign currency translation adjustment	0.4	(5.9)	0.3	(7.5)

Comprehensive income	$35.3	$27.3	$112.7	$92.8

CAPITAL ASSETS

	September 30, 1999	December 31, 1998
Property, Plant and Equipment
Land	$14.8	$1.2
Machinery and equipment	227.3	189.8
Buildings and improvements	61.2	42.1
Construction in progress	44.6	4.0

	347.9	237.1
Accumulated depreciation	(168.2)	(145.8)

Property, plant and equipment, net	$179.7	$91.3

Goodwill and Other Intangibles
Goodwill	$961.1	$358.4
Accumulated amortization	(55.4)	(36.4)

Goodwill, net	905.7	322.0

Other intangible assets	163.7	77.0
Accumulated amortization	(22.0)	(21.5)

Other intangibles, net	141.7	55.5

Goodwill and other intangibles, net	$1,047.4	$377.5

Software and Development Costs
Purchased software	$29.4	$31.9
Other software development cost	44.6	24.5

	74.0	56.4
Accumulated amortization	(31.4)	(30.3)

Software and development costs, net	$42.6	$26.1

	For Periods Ended September 30,
	Nine Months
	1999	1998
Depreciation and Amortization
Depreciation and amortization of property, plant and equipment	$27.5	$24.4
Amortization of goodwill	19.0	11.2
Amortization of other intangibles	8.0	4.7
Amortization of software and development costs	5.3	3.8
Pension credit	(5.9)	(5.9)

Total	$53.9	$38.2

CERIDIAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

September 30, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Ceridian Corporation contained in this report that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "likely," "expects," "anticipates,""estimates," "believes" or "plans," or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to Ceridian that could cause such material differences are identified and discussed from time to time in Ceridian's filings with the Securities and Exchange Commission, including those factors discussed in this quarterly report on Form 10-Q and on pages 15 through 17 of Ceridian's 1998 Annual Report to Stockholders, which is incorporated by reference into Part II, Item 7 of Ceridian's Annual Report on Form 10-K for the year ended December 31, 1998, which discussion is also incorporated herein by reference. Such important factors include interest rate changes and investment income from customer deposits, efforts to expand the fleet services (local fueling) market, ability to increase revenue from cross-selling efforts and new products, ability to improve operating margins in Human Resource Services ("HRS"), customer retention (particularly in HRS), effecting system upgrades and conversions, required Year 2000 efforts, customer decision making related to the Year 2000 event, ability to adapt to changing technology, acquisition risks (including integration of recent and future acquisitions and obtaining anticipated revenue synergies or cost reductions), competitive conditions and other factors such as trade, monetary and fiscal policies and political and economic conditions.

  Results of Operations

    For the third quarter of 1999, Ceridian reported net earnings of $34.9 million, or $.24 per diluted share of common stock, on revenue of $337.3 million. For the third quarter of 1998, Ceridian reported net earnings of $33.2 million, or $.23 per diluted share of common stock, on revenue of $286.1 million. Third quarter 1999 cash earnings per share (defined as net income plus amortization of goodwill and other intangibles related to acquisitions) were $.30 on a diluted basis, as compared to cash earnings per share of $.26 during the same period in 1998. All share and per share figures reflect a stock split announced on January 20, 1999 for holders of record on February 10, 1999 and distributed in the form of a 100% stock dividend on February 26, 1999.

    Ceridian anticipates that earnings for the 1999 fourth quarter and year will be lower than previously expected. Diluted earnings per share are likely to be in the ranges of $.25 to $.27 for the fourth quarter and $1.01 to $1.03 for the year 1999. Furthermore, Ceridian's earnings for 2000 are expected to be in the range of $1.18 to $1.22 per diluted share, with most of the uncertainty being in the first half of the year. The primary factors influencing the lower earnings expectations included (1) decisions by large customers to delay installation of all software, including the installation of payroll systems, due to the Year 2000 event, (2) lower than expected customer retention in the U.S. payroll and certain other human resources businesses, and (3) a reduction of the estimated cost recoveries related to Ceridian's Year 2000 efforts to remediate customized human resources software owned by customers and used in association with their payrolls. There can be no assurance that customer decision making that Ceridian believes to be related to the Year 2000 event will not continue to have a negative impact on Ceridian's operating performance.

    In June 1999, Ceridian acquired ABR Information Services, Inc. ("ABR"), now called Ceridian Benefits Services, a provider of comprehensive benefits administration, payroll and human resource services, as a result of a tender offer for all the shares of ABR and subsequent merger on July 22, 1999. Further information about this acquisition appears below and in the accompanying notes to the consolidated financial statements.

Statements of Operations Third Quarter Comparisons
(Dollars in millions, except per share data)

	Amount		Inc (Dec)		% of Revenue
	1999	1998	$	%	1999	1998
Revenue	$337.3	$286.1	51.2	17.9	100.0	100.0
Cost of revenue	159.6	137.2	22.4	16.3	47.3	47.9
SG&A expense	94.8	77.7	17.1	22.5	28.2	27.1
R&D expense	17.4	20.1	(2.7)	(13.7)	5.1	7.0
Other expense (income)	(0.6)	0.6	(1.2)	NC	(0.2)	0.2
Total costs	271.2	235.6	35.6	15.2	80.4	82.3
EBIT	66.1	50.5	15.6	30.4	19.6	17.7
Interest income (expense), net	(9.0)	1.6	(10.6)	NC	(2.6)	0.5
Income taxes	22.2	18.9	3.3	17.4	6.6	6.6
Net earnings	$34.9	$33.2	1.7	4.9	10.3	11.6
Diluted EPS	$0.24	$0.23	0.01	4.3
Cash EPS	$0.30	$0.26	0.04	15.4

    For the first nine months of 1999, Ceridian reported net earnings of $112.4 million, or $ .76 per diluted share, on revenue of $980.9 million. For the first nine months of 1998, net earnings totaled $100.3 million, or $ .68 per diluted share, on revenue of $852.5 million. Cash earnings per share during the first nine months of 1999 were $ .92 as compared to $ .78 during the same period of 1998.

    In the calculation of cash earnings per share, cash earnings are determined by adding back to net earnings the amount of amortization expense for the period that relates to values assigned to goodwill and other intangibles arising from the acquisition of businesses. Then cash earnings are divided by diluted shares outstanding for that period. Ceridian refers to cash earnings per share because some commentators have suggested that investors may find such a measurement useful in assessing operating performance, particularly for services companies that utilize the purchase method of recording acquisitions. Cash earnings per share does not represent a measure of cash flow from operations, as defined by generally accepted accounting principles. Nor should cash earnings per share be considered a substitute for earnings per share as an indicator of Ceridian's operating performance or for cash flow as a measure of Ceridian's liquidity. Ceridian's determination and presentation of non-GAAP measures of financial performance such as cash earnings per share may not be comparable to similarly titled measures reported by other companies.

Statements of Operations Year-to-date September 30 Comparisons
(Dollars in millions, except per share data)

	Amount		Inc (Dec)		% of Revenue
	1999	1998	$	%	1999	1998
Revenue	$980.9	$852.5	128.4	15.1	100.0	100.0
Cost of revenue	455.7	401.1	54.6	13.6	46.5	47.1
SG&A expense	280.9	237.5	43.4	18.4	28.7	27.8
R&D expense	54.5	57.8	(3.3)	(5.9)	5.6	6.8
Other expense (income)	1.1	2.4	(1.3)	NC	0.1	0.3
Total costs	792.2	698.8	93.4	13.4	80.8	82.0
EBIT	188.7	153.7	35.0	22.7	19.2	18.0
Interest income (expense), net	(9.3)	4.6	(13.9)	NC	1.1	(0.5)
Income taxes	67.0	58.0	9.0	15.5	6.8	6.8
Net earnings	$112.4	$100.3	12.1	12.0	11.5	11.8
Diluted EPS	$0.76	$0.68	0.08	11.8
Cash EPS	$0.92	$0.78	0.14	17.9

Consolidated Results

    Revenue growth from acquisitions more than offset the effect of business dispositions, and the net revenue growth contributed about two-thirds of the total revenue increase in the third quarter comparison and one-third of the total revenue increase in the year-to-date comparison. Lower than expected customer retention in the U.S. payroll and certain other human resources businesses and lower yields on tax filing balances adversely affected both of these revenue comparisons. The timing of major contract renewals at Arbitron in 1998, which resulted in recognition in the 1998 third quarter of revenue deferred from the prior two quarters, also reduced revenue growth in the third quarter comparison. Without regard to these factors, sales of products and services increased approximately 10 percent in the year-to-date comparison and approximately 6 percent in the third quarter comparison. Costs directly related to revenue showed some improvement in both the quarterly and year-to-date comparisons, largely as a result of the integration of acquired businesses into existing operations and the benefit of cost reduction programs. Selling, general and administrative expense increased in both the quarterly and year-to-date comparisons due principally to the acquisition of ABR in June 1999 and LifeWorks in November 1998. Research and development decreased in total and as a percentage of revenue in both the quarterly and year-to-date comparisons as a result of the disposition of Resumix in August 1998 and declining expenditures on Year 2000 remediation of Ceridian systems in the third quarter of 1999. Interest income fell from $2.7 million to $1.5 million in the quarterly comparison and from $7.9 million to $5.3 million in the year-to-date comparison as a result of lower cash balances. Interest expense increased from $1.1 million to $10.5 million in the quarterly comparison and from $3.3 million to $14.6 million in the year-to-date comparison as a result of the financing requirements for the ABR acquisition in June 1999. The effective rate for the income tax provision increased from 36.3% to 39.0% in the quarterly comparison and from 36.6% to 37.4% in the year-to-date comparison, due to the non-deductibility of goodwill arising from the ABR acquisition.

Business Segment Results

Segment Third Quarter Comparisons
(Dollars in millions)

	Amount		Inc (Dec)		% of Revenue
	1999	1998	$	%	1999	1998
Revenue
HRS	$208.0	$165.9	42.1	25.3	61.6	58.0
Comdata	75.0	67.6	7.4	11.2	22.3	23.6
Arbitron	54.3	52.6	1.7	3.2	16.1	18.4
Total	$337.3	$286.1	51.2	17.9	100.0	100.0
EBIT
HRS	$28.6	$18.1	10.5	57.7	13.7	10.9
Comdata	18.7	13.6	5.1	37.5	22.4	18.2
Arbitron	18.8	18.8	—	—	34.4	35.7
Total	$66.1	$50.5	15.6	30.4	19.6	17.7

Segment Year-to-date September 30 Comparisons
(Dollars in millions)

	Amount		Inc (Dec)		% of Revenue
	1999	1998	$	%	1999	1998
Revenue
HRS	$605.3	$508.9	96.4	18.9	61.7	59.7
Comdata	217.2	200.7	16.5	8.3	22.1	23.5
Arbitron	158.4	142.9	15.5	10.3	16.2	16.8
Total	$980.9	$852.5	128.4	15.1	100.0	100.0
EBIT
HRS	$86.6	$70.3	16.3	23.2	14.3	13.8
Comdata	48.8	36.4	12.4	33.7	22.4	18.2
Arbitron	53.3	47.0	6.3	13.4	33.6	32.9
Total	$188.7	$153.7	35.0	22.7	19.2	18.0

  Human Resource Services ("HRS")

    The acquisitions of the LifeWorks employee assistance business in November 1998 and ABR in June 1999 contributed significantly to the revenue increase in the third quarter comparison. The year-to-date revenue comparison also benefited from the acquisitions of two Canadian payroll businesses during the first quarter of 1998. The benefit of these four acquisitions more than offset the effect of the dispositions of Resumix in August 1998 and Tesseract at the end of 1998 in both the quarterly and year-to-date comparisons. Increases in sales of software, payroll and consulting services, and employee assistance programs contributed to the revenue increase in the both comparisons as did price increases in payroll services early in 1999 and 1998. Lower yields on tax filing balances and lower than expected customer retention in the U.S. payroll and certain other human resources businesses, along with the effect of exchange rate changes on the Canadian dollar, adversely affected revenue growth in both comparisons. The time periods for implementation of the Source 500 software product have declined to planned levels that are comparable to the levels of other Ceridian software products. Costs and expenses increased in both the quarterly and year-to-date comparisons largely due to acquisitions, Year 2000 efforts to remediate customers' software (net of recoveries), and training and implementation efforts associated with the Source 500 product and new internal operating systems. The Company anticipates that HRS resources utilized in Year 2000 efforts will continue to be reduced or redirected to product development during the fourth quarter of 1999.

  Comdata

    Revenue increased in both the third quarter and year-to-date comparisons primarily as a result of the acquisition of a majority interest in SVS in the first quarter of 1999, increased sales of product and software upgrades and growth in the fleet services (local fueling) business. The sale of a telephone debit card business in the second quarter of 1999 reduced the revenue improvement in both comparisons, and the disposition of the gaming services business in January 1998 reduced revenue improvement in the year-to-date comparison. As expected, the loss of certain NTS customers upon completion of the conversion of NTS customers to Comdata systems in January 1999 adversely affected revenue comparisons for both periods. The integration of NTS accounts into the Comdata transaction processing system reduced costs and expenses for the quarterly and year-to-date comparisons through elimination of redundant processes. Selling costs decreased in both comparisons due to the conclusion early in the third quarter of 1998 of a customer acquisition program for the fleet services business. Increased Year 2000 costs and an increase in provisions for fleet services bad debts reduced the benefit of these cost reductions in the year-to-date comparison.

  Arbitron

    The third quarter and year-to-date revenue comparisons benefited from the acquisition of Tapscan in May 1998. In addition, delays in revenue recognition from the first and second quarters to the third quarter of 1998, related to the timing of major contract renewals, adversely affected the third quarter comparison. Without regard to these factors, revenue for the year-to-date comparison increased about 9%, due largely to price escalators in multi-year customer contracts, increased software product and report sales, and an increased number of rating subscribers. Cost synergies with Tapscan improved gross margin performance while other costs remained consistent with or below the level of revenue growth. Delays in recognition of revenue related to the timing of major contract renewals in 1998 had a corresponding effect on operating margins in the third quarter comparison since the timing of revenue recognition did not affect the incurrence of costs.

  Financial Condition

    During the first nine months of 1999, cash inflows of $159.6 million from operating activities and $585.3 million from net financing activities, along with a reduction in cash balances of $26.2 million, provided funding for cash outflows totaling $771.1 million for investing activities. During the comparable 1998 period, operations provided cash inflows of $130.6 million, while investing outflows of $159.6 million and financing outflows of $73.8 million reduced cash balances by $102.8 million. Investing outflows during the first nine months of 1999 principally involved the acquisitions of ABR in June 1999 for $676.3 million and a majority interest in SVS in February 1999 for $20.3 million as described in the accompanying note to the consolidated financial statements entitled, "Investing Activity." The net cash outflow of $113.5 million from acquisitions and dispositions represented the most significant factor in investing cash flows during the comparable 1998 period. Capital expenditures increased to $74.5 million during the first nine months of 1999, compared with $46.1 million in the 1998 period, primarily for hardware and software to be used in internal financial systems and for a new Ceridian headquarters building. Expenditures for the headquarters building totaled $19.6 million at September 30, 1999, including $9.2 million incurred in 1999. The Company expects to spend approximately an additional $15.4 million in preparing the building for occupancy in June 2000. ABR is renovating an office facility in St. Petersburg, Florida, which will house some of their operations, that has resulted in expenditures of $7.0 million since Ceridian acquired ABR and $22.6 million in total as of September 30, 1999. It is expected that total renovation expenditures will be approximately $30 million when the renovation is completed in the first half of 2000. Financing cash inflows during the first nine months of 1999 resulted primarily from financing arrangements related to the acquisition of ABR as described in the accompanying note to consolidated financial statements entitled "Financing Activity." Proceeds from stock option exercises and employee stock plan purchases provided $22.5 million of financing cash inflows during 1999 to date. Ceridian repurchased 70,000 shares of its common stock on the open market at an average price of $27.28 per share during the third quarter of 1999. Repurchases of Ceridian shares in the first nine months of 1998 amounted to $166.8 million. Significant changes in balance sheet amounts since December 31, 1998 are due principally to the ABR acquisition as described in the "Investing Activity" note. Ceridian remains in compliance with all financial covenant tests in its credit agreements and met the debt-to-capitalization test with a margin of $182.9 million as of September 30, 1999. Ceridian expects to meet its liquidity needs from existing cash balances, cash flow from operations and borrowings under existing credit facilities.

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

    Year 2000 costs, which were expensed as incurred, amounted to $2.9 million in the third quarter of 1999, compared to $6.3 million in the third quarter of 1998. Year-to-date costs amounted to $16.2 million in 1999, compared to $9.7 million in the 1998 period. Project-to-date Year 2000 costs incurred through September 30, 1999 amounted to $33.9 million. Such costs are estimated to be approximately $21 million for 1999. Year 2000 costs are net of costs recovered or anticipated to be recovered from Ceridian's customers that have been assisted by Ceridian in the customers' Year 2000 remediation efforts. Ceridian anticipates that additional Year 2000 costs to be incurred, excluding costs and recoveries associated with Year 2000 assistance provided to its customers, will be primarily associated with the finalization and implementation of business continuity and related contingency plans for each of Ceridian's businesses and continued "clean management" (processes for testing and upgrades) to maintain Ceridian's Year 2000 readiness.

    In addition, Year 2000 capitalizable replacement costs to date increased from $3.7 million at December 31, 1998 to $4.0 million at September 30, 1999. Capital expenditures of $2.4 million incurred during the first quarter of 1999 are no longer being characterized as Year 2000 capitalizable replacement costs after the remediation of an existing system during the second quarter of 1999 was accomplished prior to the completion of the capital project. Total Year 2000 capitalizable replacement costs are estimated to be approximately $4.5 million.

    Notwithstanding Ceridian's efforts and those of its customers and third party vendors, some Ceridian customers may experience problems that could be related to the Year 2000 event and that may require additional support from Ceridian during the early part of 2000. Ceridian's costs, and the related amount and percentage of cost recoveries for these efforts, will be highly dependent on a number of factors, including the nature of the problem, the cooperation of third party vendors, the extent to which customers utilize these services, the nature of the required support, the cooperation of customers, the timing of these support efforts and other alternatives available to the customer.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes in the Company's market risk during the three and nine month periods ended September 30, 1999. For additional information on market risk, refer to page 13 of the Company's 1999 Annual Report to Stockholders under the heading "Market Risk Disclosure" (which is incorporated by reference into Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1998) and page 11 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 under the heading "Financial Condition."

CERIDIAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

September 30, 1999

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits.
Exhibit	Description
27.01	Financial Data Schedule.

  (b)
  Reports on Form 8-K.

    On August 20, 1999, Ceridian filed Amendment No. 1 to its Current Report on Form 8-K dated June 7, 1999, providing financial statements of a business acquired, ABR Information Services, Inc., and related pro forma financial information.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended September 30, 1999, to be signed on its behalf by the undersigned thereunto duly authorized.

CERIDIAN CORPORATION Registrant
Date: November 10, 1999	By:	/s/ L. D. GROSS L. D. Gross Vice President and Corporate Controller (Principal Accounting Officer)

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 1999

EXHIBIT INDEX

Exhibit	Page
27.01 Financial Data Schedule	Filed electronically herewith.

QuickLinks

INDEX

PART I. FINANCIAL INFORMATION
Item I. Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 6. Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX