Form 10-K405
period 1999-12-31
CERIDIAN CORP
filed 2000-03-24
CIK 109758

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999

Commission File Number 1-1969

CERIDIAN CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-0278528 (IRS Employer Identification No.)
8100 34th Avenue South Minneapolis, Minnesota 55425 (Address of principal executive offices) Telephone No.: (952) 853-8100

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class: Common stock, par value $.50	Name of each exchange on which registered: New York Stock Exchange, Inc.; The Chicago Stock Exchange; and The Pacific Exchange

    Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes / / No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of the voting stock of Ceridian as of February 29, 2000, excluding outstanding shares beneficially owned by executive officers and directors of Ceridian, was $2,863,206,528.

    The number of shares of Ceridian common stock outstanding as of February 29, 2000 was 144,747,756.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1999 Annual Report to Stockholders of Registrant: Parts I and II
Portions of the Proxy Statement for Annual Meeting of Stockholders, May 25, 2000: Parts III and IV

CERIDIAN CORPORATION

PART I

    This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Ceridian Corporation and its subsidiaries contained in this report that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "likely," "expects," "anticipates," "estimates," "believes" or "plans," or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause such material differences are identified in this report and in the "Management's Discussion and Analysis of Results of Operations and Financial Condition" under the caption "Cautionary Factors That Could Affect Future Results" on pages 15 through 18 of our 1999 Annual Report to Stockholders, which is incorporated by reference into Part II, Item 7 of this report. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

Item 1. Business.

General.

    Ceridian Corporation was founded in 1957 and is incorporated in Delaware. Our principal executive office is located at 8100 34th Avenue South, Minneapolis, Minnesota 55425, and our telephone number is (952) 853-8100.

    We operate exclusively in the information services industry. We provide products and services to customers in the human resources, transportation and media information markets through our Human Resource Services businesses, Comdata subsidiary and Arbitron division. These businesses collect, manage and analyze data and process transactions on behalf of our customers, report information resulting from such activities to our customers, and provide our customers with related software applications and services. The technology-based products and services of these businesses are typically provided through long-term customer relationships that result in a high level of recurring revenue.

    In March 1999, our Comdata subsidiary acquired a majority interest in Stored Value Systems, Inc., a former subsidiary of National City Corporation. SVS provides a private-label electronic retail cash card to retailers. We have the option of purchasing the remainder of SVS at a later date.

    In June 1999, we acquired ABR Information Services, Inc. through a cash tender offer and subsequent clean up cash merger that was completed in July 1999. After the merger, we began to refer to ABR and its subsidiaries as Ceridian Benefits Services. Ceridian Benefits Services is a leading provider of comprehensive benefits administration and human resources services to employers seeking to outsource these functions.

    We refer you to Part II, Item 7 and Item 7A of this report for additional description of our business.

Human Resource Services (HRS).

    The businesses comprising HRS offer a broad range of services and software designed to help employers more effectively manage their work forces and information that is integral to human resource processes. HRS' human resource management products and services are provided in the United States, Canada and the United Kingdom through our Ceridian Employer Services, Ceridian Benefits Services, Ceridian Performance Partners, Centrefile and Usertech businesses. HRS' revenue for the years 1999, 1998 and 1997 was as follows:

1999	1998	1997
$828.0 million	$700.3 million	$578.6 million

Payroll processing and tax filing services accounted for about 77% of HRS' 1999 revenue, with about 77% of 1999 payroll processing and tax filing revenue derived from the United States.

    Markets.  The market for human resource services covers a comprehensive range of information management and employer/employee assistance services and software. These products and services include:

  •
  Transaction-oriented administrative services and software products, primarily in areas such as payroll processing, tax filing and benefits administration
  •
  Management support software and services in areas such as human resource administration, regulatory compliance, employee training, work-life effectiveness and employee assistance programs

    The market for these products and services is expected to continue to grow as organizations seek not only to reduce costs and improve productivity by outsourcing administrative services and further automating internal processes, but also to adapt to the increasing scope and complexity of laws and regulations governing businesses and increasingly complicated work-life issues faced by employers and employees.

    We generally classify employers in the human resource services market into three categories:

  •
  Small (fewer than 200 employees)
  •
  Medium (200 to 10,000 employees)
  •
  Large (over 10,000 employees)

Small employers in the human resource services market tend to be relatively more price sensitive, to require less customization or flexibility in product and service offerings and to switch more readily from one provider to another. Medium- and large-sized employers' human resource management needs tend to be more complex, and therefore often require more customization and flexibility in products and services, greater integration among data processing systems and a greater variety of products and services. We believe, however, that with regard to any size employer, a provider of a transaction-based service, such as payroll processing, or employee assistance and work-life services, such as elder care research and referral, is afforded attractive opportunities to complement that core service with additional products and services that are natural adjuncts to that core service and potentially important factors in revenue growth.

    Products and Services.  HRS' human resource management products and services include:

  •
  Payroll processing and tax filing services
  •
  Payroll and human resource information software
  •
  Time and attendance solutions
  •
  Recruiting and skills management software
  •
  Integrated payroll and human resource administration services, including tax deposit services and integrated human resource solutions
  •
  Benefits administration services
  •
  Qualified plan administration services
  •
  Work-life effectiveness and employee assistance programs
  •
  Training

    Payroll Processing and Tax Filing Services.  Our payroll processing for customers in the United States consists primarily of preparing and furnishing employee payroll checks, direct deposit advices and supporting journals and summaries, but does not involve the handling or transmission of customer payroll funds other than with certain small employers. We also supply quarterly and annual social security, Medicare and federal, state and local income tax withholding reports required to be filed by employers and employees. Our payroll tax filing services for customers in the United States consist primarily of collecting funds for federal, state and local employment taxes from customers based on payroll information provided by the customers, remitting funds collected to the appropriate taxing authorities, filing applicable returns and handling related regulatory correspondence and amendments. Our tax filing services are provided not only to employers who utilize our payroll processing service, but also to local and regional payroll processors. Payroll-related services are typically priced on a fee-per-item-processed basis.

    Our revenue from payroll tax filing services in the United States also includes investment income earned from tax filing deposits temporarily held pending remittance to taxing authorities on behalf of our customers. We hold our customer's deposits in a fiduciary capacity in a trust. The trust invests primarily in high quality collateralized short-term investments, money market funds, U.S. Treasury and Agency securities, AAA rated asset-backed securities and corporate securities rated A3/A- or better. The duration of investments is carefully managed to meet the liquidity needs of the trust. About 66% of 1999 tax filing revenue was attributable to such investment income. Due to the significance of this investment income, HRS' quarterly revenue and profitability fluctuate as a result of changes in interest rates and in the amount of tax filing deposits held. We maintain interest rate collars to manage this interest rate risk on customer deposits. Because the volume of payroll items processed increases in the first and fourth quarters of each year in connection with employers' year-end reporting requirements, and because the amount of tax filing deposits also tends to be greatest in the first quarter, HRS' revenue and profitability tend to be greater in those quarters.

    Payroll and Human Resource Information Systems (HRIS) Software.  In the United States, we have two primary offerings for payroll processing, our proprietary "Signature" software primarily for larger, more complex customers, and our Powerpay.com products for Internet payroll processing primarily for smaller customers.

        Signature and HRIS Software.  Payroll processing using our Signature software is conducted at 31 district offices located throughout the United States. This payroll system allows our customers to:

  •
  Input their own payroll data via personal computers
  •
  Transmit the data on-line to us for processing
  •
  Retrieve reports and data files from us and print reports and, in certain instances, payroll checks or direct deposit advices on site

Customers can also input payroll data by telephone or batch transmittal, with payroll checks and related reports prepared by us at one of our district processing centers. This payroll processing system also interfaces with both customer and third-party transaction processing systems to facilitate services such as direct deposit of payroll.

    We provide human resource information systems (HRIS) software that runs in either Windows* or DOS environments and serves as a "front-end" to our Signature payroll processing system, allowing our customers to utilize a common database for both payroll and HRIS purposes. This enables the customer to create a single database of employee information for on-line inquiry, updating and reporting in payroll and other areas important to human resource administration and management, such as employee data tracking, government compliance, compensation analysis and benefits administration. We also provide HRIS software for Microsoft† operating environments that incorporates open, industry standard technology, is scalable from standalone applications to full client/server configurations and can be utilized with an existing interface as a front-end for our payroll processing and tax filing services. We have versions of this software that serve as a fully integrated front-end to the Signature payroll processing system.

*
"Windows" is a trademark of Microsoft Corporation.
†
"Microsoft" is a trademark of Microsoft Corporation.

    In 1998, we introduced our Source 500 product, a HRIS, payroll, benefits, recruiting and employee self-service solution. Because of the importance of being able to integrate our payroll processing and tax filing systems with other systems and applications utilized by our customers and potential customers, particularly third-party HRIS applications, we have also developed interfaces to exchange employee-related information between our payroll system and the HRIS systems of major software vendors, such as Oracle Corporation, SAP and PeopleSoft Inc.

    We also provide advanced time and attendance software, including a client/server version which complements a wide variety of HRIS and payroll systems, and a series of inter-related software applications that allow employees and managers direct access to employment-related information through telephones, touch screen kiosks, personal computers and Internet/intranet technologies.

        Powerpay.com.  Powerpay.com (formerly Ceridian Small Business Solutions) provides Internet payroll processing, tax filing, unemployment compensation management and related services, primarily for small employers located in the United States. Powerpay.com's Powerpay™ product is a web-based solution that allows customers to complete payroll transactions via the Internet. Powerpay also provides small businesses with access to services such as new hire reporting, tax filing, direct deposit, optional benefits programs, unemployment filing and special reports services that were previously only available to larger companies.

    International Operations.  Approximately 18% of HRS' 1999 revenue was obtained from customers outside of the United States. Our Centrefile Limited subsidiary provides mainframe-based payroll processing services and HRIS software in the United Kingdom. Centrefile's services do not involve the handling or transmission of customer payroll funds.

    Our Canadian HRS operations handle payroll as well as tax filing funds for our Canadian customers. We collect payroll and payroll tax amounts from customers and remit tax amounts to applicable governmental authorities and make direct deposits of payroll amounts to employees' bank accounts. As a result, revenue from our payroll processing services in Canada includes investment income received from temporarily holding these amounts in trust. About 27% of the 1999 revenue of these Canadian businesses was attributable to such investment income. The Canadian trust invests in securities issued by the government and provinces of Canada, highly rated Canada banks and corporations, asset backed trusts and mortgages. We earn income from the trust and charge fees for services similar to those provided in the United States. We also manage interest rate risk in Canada through the use of interest rate collars.

    Benefit Administration and Qualified Plan Administration Services.  HRS includes our Ceridian Benefits Services' businesses that provide employee health and welfare benefits administration and qualified plan administration services to our customers. Employee health and welfare benefits administration services include portability (i.e., COBRA (the "Consolidated Omnibus Budget Reconciliation Act"), HIPAA (the "Health Insurance Portability and Accountability Act of 1996") and state-mandated continuation coverage) compliance services and administration services for benefits provided to active employees, such as open enrollment, employee enrollment and eligibility and flexible spending account administration. Ceridian Benefits Services provides administration services for benefits provided to retired and inactive employees, including retiree healthcare, disability, surviving dependent, family leave and severance benefits. Ceridian Benefits Services provides its portability services through the trade name CobraServ®.

    Ceridian Benefits Services' qualified plan administration services include 401(k) plan administration, profit sharing administration, defined benefit plan administration and ESOP administration which are provided through Ceridian Retirement Plan Services, and Qualified Domestic Relations Order administration.

    Work-life Effectiveness and Employee Assistance Programs.  An additional emphasis of HRS is to provide a variety of employee assistance, work-life balance, management support and training products and services to clients of all sizes throughout the United States, Canada and the United Kingdom. Ceridian Performance Partners is a market leader in providing customers and their employees with a single source for fully integrated work-life effectiveness services and employee assistance programs. Services are delivered through on-line access and telephonic and face-to-face resources. Customers have the capability of using the LifeWorks® ROI Calculator to help them evaluate the business impact the work-life effectiveness services and employee assistance programs have had on their organizations.

    The services and programs provided by Ceridian Performance Partners may be customized to meet an individual customer's particular needs. LifeWorks'® portfolio of products allows a customer to choose the mix, level and mode of access to services that best meet their needs. These products range from "high touch technology" capabilities allowing employees to access specific information on-line to comprehensive person-to-person consultation and referral services. Also included are specialized service options such as assistance with college enrollment and aid forms, on-site evaluation of care providers, review of legal documents and an extensive concierge service. These services address workplace effectiveness issues and seek to improve employee recruitment, retention and productivity, and seek to reduce absenteeism as well as increase the customers' recruitment success. Master degree level consultants provide confidential assistance 24 hours a day to customers' employees to help them address issues ranging from everyday matters to crisis situations. Supporting these consultants are research and subject matter experts who provide specialized expertise in areas, such as parenting/child care, elder care, disabilities, addiction disorders, mental health, health and wellness, financial, legal, managerial/supervisory and education/schooling issues. Ceridian Performance Partners has also entered into arrangements with certain service and product providers to provide additional leading edge services and expertise to its customers.

    Training.  Our Usertech business provides customized end-user training and support programs to organizations implementing new systems. Services provided by Usertech include classroom and computer-based training, print-based and on-line user guides and reference and marketing communications programs.

    Sales and Marketing.  Payroll processing, tax filing and human resource management software and services are marketed in the United States through our direct sales force operating through about three dozen offices located throughout the United States. We have established marketing relationships with banks, accounting firms and insurance companies pursuant to which these products and services are offered to the business clients of these entities. The most significant source of customer leads for these transaction-based products and services are referrals from these marketing relationships and existing customers, and other direct marketing efforts, such as telemarketing, direct mail and trade shows. The other HRS businesses, including operations in the United Kingdom and Canada, utilize their own direct sales forces. Customer leads for the products and services of these businesses are generally obtained through referrals, trade shows, product demonstration seminars, third party resellers and direct sales efforts.

    HRS' customer base covers a wide range of industries and markets, and no single customer represented more than 1% of HRS' 1999 revenue. HRS' products and services are provided under written license or service agreements, with contracts for repetitive services generally terminable upon relatively short notice.

    The HRS businesses utilize cooperative marketing relationships with other companies offering products or services that complement those of the HRS businesses as well as informal marketing alliances with human resource consulting firms. The HRS businesses are exploring similar cooperative arrangements with other software, insurance and human resource services providers. HRS is also seeking to further integrate and coordinate the sales and marketing efforts of its businesses and to sell a greater variety of its products and services to the customers of its various businesses.

    Competition.  The human resource services industry is highly competitive. Competition comes from national, regional and local third party transaction processors, as well as from software companies, consulting firms, enterprise wide providers of financial services and internally developed and operated systems and software.

    The majority of all payroll processing and tax filing in the United States, Canada and the United Kingdom is supported in-house, with the remainder supported by third party providers. In the United

States, Automatic Data Processing, Inc. is the largest third party provider, with us, Paychex, Inc. and ProBusiness Services, Inc. comprising the other three large, national providers. ADP serves all sizes of employers, while Paychex focuses on small employers and ProBusiness focuses on large employers. Other third party payroll and tax filing providers are generally regional and local competitors, although larger, national providers of benefits administration or 401(k) processing services may contemplate expansion into outsourced payroll processing. In both the United Kingdom and Canada, we believe that our respective subsidiaries are the largest outsourced payroll processing providers in terms of revenue, in each case competing with several other national providers, including a subsidiary of ADP, and local providers. Competition in both the payroll processing and HRIS software areas also comes from a number of large, national software companies that provide both payroll processing software for in-house processing as well as HRIS software, often in conjunction with other enterprise management software applications.

    Apart from payroll processing and tax filing services, HRS' businesses generally compete with a variety of national and regional application software companies, training companies, consulting firms and human resource services providers. Generally, the market for these products and services is evolving and is not dominated by a small number of competitors.

    Currently, we believe the principal competitive factors in the human resource services industry are:

  •
  Leadership in technology applications
  •
  Customer service
  •
  Choice of services
  •
  Performance
  •
  Price
  •
  Functionality
  •
  Ease and flexibility of use
  •
  Customer support
  •
  Industry standard technology architecture

We believe that the ability to integrate human resource management software applications with customers' other in-house applications and the ability to provide client/server-based solutions are becoming increasingly important competitive factors. While we believe our HRS businesses are able to compete effectively in the overall human resource services market, our continued ability to compete effectively will depend in large measure on our ability to timely develop and implement new technology, particularly that which incorporates industry standard architecture and client/server-based solutions, and provide leading-edge customer service.

Comdata.

    Our Comdata subsidiary provides transaction processing and information services to the transportation and other industries. Comdata's revenue from products and services for the years 1999, 1998 and 1997, excluding revenue from services to the gaming industry of $5.8 million in 1998 and $133.2 million in 1997, was as follows:

1999	1998	1997
$298.9 million	$261.5 million	$197.8 million

    Comdata's gaming services business was sold to First Data Corporation in exchange for its NTS transportation services business in the first quarter of 1998.

    Principal Market.  The trucking segment of the transportation industry is comprised of both long haul fleets and local fleets. Private fleets predominate in the local fleet segment, but play a lesser role in the long haul fleet segment. Common carriers, which provide trucking services to companies that do not have fleets of trucks of their own, predominate in the long haul fleet segment, which is comprised of less-than-truckload and truckload components. The less-than-truckload component, which involves trucks that make multiple stops to load and unload, is characterized by large capital requirements and a relatively high degree of consolidation. The truckload component, which involves the transportation of full loads directly from shipper to final destination without going through any sorting terminals, is highly fragmented and, Comdata believes, is growing at the expense of the less-than-truckload component.

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

    Services.  Comdata provides services to trucking companies, truck stops and truck drivers in the long haul segment of the trucking industry, and is seeking to expand its service offerings to the local fleet segment. These services primarily involve the use of a proprietary funds transfer card which facilitates truck driver transactions and provides transaction control and trip information for trucking firms. Additionally, Comdata provides assistance in obtaining regulatory permits and other compliance services, driver relations services, local fueling services and discounted telecommunications services in its markets. Also, through its Payment Services Division, Comdata provides its specialty card products and services to customers outside of the transportation industry.

    Trucking Company Services (The Comchek® Card). Comdata's funds transfer system, most commonly initiated through the use of Comdata's proprietary Comchek card, is designed to enable truck drivers to obtain funding for purchases and cash advances at truck stops and other locations en route to their destination. Drivers may use the Comchek card to purchase fuel, lodging and other approved items, obtain cash advances from ATM machines or through the use of Comchek drafts, make long distance phone calls and make direct deposits of pay, settlements (for non-employee owner-operators) or trip advances to personal bank accounts. In 1999, Comdata processed approximately 70 million funds transfer transactions involving approximately $11.0 billion for the trucking industry.

    Use of the Comchek card allows the trucking company customer greater control over its expenses by allowing it to set limits on the use of the cards, such as by designating locations where the cards may be used, the frequency with which they may be used, phone numbers which may be called and the amount of authorized use. Use of a Comchek card also enables Comdata to capture and provide transaction and trip-related information to trucking company customers (usually within 24 hours after the completion of a given trip). This information greatly enhances a customer's ability to track and plan fuel purchases and other trip expenses and settle with drivers. Comdata also provides trucking companies with a Windows-based software application that provides trucking companies with on-line access to Comdata's computer system for data on fuel purchases and other trip information, and facilitates pre-and post-trip planning functions. Comdata's MOTRS (Modular Over The Road System) Web-based application enables customers to go on-line for local dial-up access, interactive reporting capabilities, the latest diesel fuel prices and related information from their desktop.

    Use of a Comchek card typically generates a Comchek draft, which is payable through a Comdata bank account. Comdata funds the underlying transaction when the truck stop (or other payee) negotiates the draft by depositing it in its bank account. Comdata bills the trucking company for the amount of the draft plus a portion of the service fee, and collects from the truck stop the balance of the service fee. The trucking company remits payment to Comdata by wire transfer or check, typically within six days, although

Comdata may bill trucking companies in advance for all funds transfers authorized for any purpose in connection with a particular trip.

    Approximately 15% of Comdata's funds transfer revenue is derived from transactions that do not involve the Comchek card. When a truck driver makes a request at a truck stop for a funds transfer, Comdata verifies that the driver's company has established sufficient credit. Upon presentation of valid identification, the truck stop obtains an authorization number from Comdata and issues a Comchek draft. Comdata also provides the previously described information gathering and processing services in connection with fueling transactions which Comdata does not fund, but instead are billed directly by the truck stop to the trucking company. Fees for these "direct bill" transactions are substantially lower. Comdata also provides fuel price tracking reports and management within a network of truck stops, including cost/plus fuel purchase programs.

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

    Comdata offers a computerized shipment interchange system to help trucking companies find loads for their return trips and reduce empty backhauls. By making specific shipment information available to customers on a subscription basis, available shipments can be matched with available cargo space on a nationwide basis. Comdata generates and delivers invoices on behalf of trucking companies to their customers, and also purchases trucking company freight bills in addition to providing necessary invoicing. As a result of agreements with major telecommunications providers, Comdata offers long distance telecommunications services to its trucking company customers at volume discount rates that might not otherwise be available to these customers.

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

    Comdata's merchant services division provides fueling centers with PC-based, point of sale systems which automate the various transactions that occur at a fuel purchase desk, systems which enable customers to transact card-based fuel purchases at the fuel pump, UPC scanning devices and truck stop management software. These systems accept many types of fuel purchase cards currently used by drivers. Comdata also makes long distance telecommunications services available to truck stops at volume discount rates.

    Driver Relations Services.  In order to assist trucking company customers in attracting and retaining drivers, Comdata makes available to trucking company employees and independent drivers the employee assistance and work-life services of Ceridian Performance Partners, and electronic mail services to drivers through kiosks placed in truck stops.

    Local Fueling.  Comdata is a provider of fuel management and payment systems for local transportation fleets. In 1999, Comdata provided local fleet operators with VISA‡ cards for their drivers' fuel purchases that offer the fleet operators transaction control and trip-related information gathering features similar to those of the Comchek card. Comdata is currently providing local fleet operators with Comchek MasterCard§ fleet cards.

‡
"VISA" is a trademark of VISA International Service Association.
§
"MasterCard" is a trademark of MasterCard International Incorporated.

    Payment Services and Comchek® eCash.  Building upon its transaction processing and funds transfer capabilities, Comdata established its Payment Services Division in 1999 for the purpose of extending Comdata's products and services to customers outside the transportation industry. Comchek eCash, marketed through the Payment Services Division, is a card-based service allowing employers or others to post or load payment of wages and other payments, such as expense reimbursements, to Comchek cards issued to employees and other recipients. Card holders, in turn, may access these funds in a number of ways, including withdrawal of cash from ATMs, point-of-sale purchases at stores or issuance of a Comdata negotiable draft. Long distance telephone service is also available through the card.

    In March 1999, Comdata acquired a majority interest in Louisville, Kentucky-based Stored Value Systems, Inc. Among other services, SVS provides debit cards to major retailers that are used as gift cards, replacing traditional paper gift certificates, for credits for returned product and for retailer promotions. SVS believes that its cards provide certain benefits to retailers and their customers, including, without limitation, ease of use and certain controls previously difficult to realize. Cards and other services available through SVS are also believed to have certain benefits in e-commerce, facilitating transactions between on-line merchants and their customers.

    Sales and Marketing.  Comdata markets its services through a direct sales force operating in various cities throughout the United States, and through a centralized tele-sales operation. Comdata has contracts with approximately 21,000 long haul trucking companies, ranging in size from those with several thousand trucks to those with fewer than five trucks. Comdata also has relationships with approximately 7,000 fueling locations. Contracts with trucking companies generally range from one to three years in duration, while contracts with service centers are typically one or two years in duration. No single customer represented more than 2% of Comdata's 1999 revenue. Comdata is emphasizing the selling of a greater variety of its products and services to its existing customers and customers of Ceridian's other businesses.

    Competition.  The principal competitive factors relevant to funds transfers are marketing efforts, pricing, reliability of computer and communications systems and time required to effect transactions. The major credit and debit card companies are significant competitors of Comdata in that they make cash available to, and facilitate purchases of fuel and other products by, holders of their cards on a nationwide basis. Several other companies also offer similar funds transfer services. In addition, truck stops often negotiate directly with trucking companies for a direct billing relationship. Certain of Comdata's competitors also operate or franchise nationwide truck stop chains. In addition, Comdata competes with service centers (such as truck stops) that offer similar products and services. Comdata also faces increasing competition in the funds transfer area from ATMs that participate in national networks.

    While the majority of regulatory services continue to be performed in-house, at least one other nationwide company and several regional companies provide permit services similar to those provided by Comdata. Competition in this market is influenced by price, the expertise of personnel and the ease with which permits may be ordered and received. In addition, Comdata believes that technological advances (such as the Internet) will impact the way regulatory services are defined. These advances may give rise to new competitors or change the way this service is offered.

    Comdata believes that its competitive strengths include its:

  •
  Ability to provide services to trucking companies and drivers at a large number of locations in the continental United States and Canada

  •
  Ability to offer a variety of services, frequently tailored to an individual customer's needs

  •
  Proprietary databases regarding funds transfers and fuel purchases

  •
  Long-term experience relationships in the transportation industry

  •
  High quality of customer service

  •
  Market leader in product design

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

Arbitron.

    Arbitron provides media and marketing information (primarily radio audience measurement) to broadcasters, advertising agencies, advertisers and, through a joint venture, newspapers and magazine publishers and TV broadcasters. Arbitron also provides software applications that give customers access to Arbitron's database and, through a joint venture, measurement data concerning consumer retail behavior and media usage. Arbitron's revenue for the years 1999, 1998 and 1997 was as follows:

1999	1998	1997
$215.4 million	$194.5 million	$165.2 million

    Markets.  Significant consolidation of radio station ownership has occurred in the United States in recent years, which has tended to intensify competition within the radio industry and to intensify competition between radio and other forms of media for advertising dollars. At the same time, audiences have become more fragmented as a result of greatly increased programming choices and entertainment/media options. As a result, advertisers increasingly seek to tailor advertising strategies to target specific demographic groups through specific media, and the audience information needs of radio broadcasters, advertising agencies and advertisers have correspondingly become more complex. Increased competition and more complex information requirements have heightened the need of radio broadcasters for improved information management systems and more sophisticated means to analyze such information. In addition, there is a growing demand for quality radio audience information internationally from global advertisers, United States broadcasters who have acquired broadcasting interests in other countries and an increasing number of private commercial broadcasters in other countries.

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

    Services.  Arbitron is a leading provider of radio audience measurement information in the United States. Arbitron estimates audience size and demographics in the United States for local radio stations, and reports this and related data to its customers. This information is used by radio stations to price and sell advertising time and by advertising agencies and large corporate advertisers in purchasing advertising time. Arbitron's proprietary data regarding radio audience size and demographics is provided to customers through multi-year license agreements. Arbitron uses listener diaries to gather radio listening data from sample households in the 276 local markets for which it currently provides radio ratings. Respondents mail the diaries to Arbitron's processing center where Arbitron compiles periodic audience measurement estimates. All markets are measured at least twice each year, and major markets are measured four times per year.

    Arbitron also provides software applications that give customers access to Arbitron's database, and enable them to more effectively analyze and understand that information and develop target marketing strategies. Arbitron is also developing applications to enable customers to link information provided by Arbitron's database with information from other databases (such as product purchasing behavior) so as to enable customers to further refine sales strategies and compete more effectively for advertising dollars. The radio audience measurement service and related software sales represented 79% of Arbitron's total 1999 revenue.

    Arbitron also provides measurements of consumer retail behavior and media usage in 262 local markets throughout the United States. Arbitron's Scarborough Research Partnership joint venture provides information regarding product/service usage and media usage in 67 large United States markets, utilizing a sample of consumers in the relevant markets to measure product and service purchases. This information is provided twice each year to newspapers, radio and television broadcasters, cable systems, advertisers and advertising agencies in the form of the Scarborough Report. Arbitron has the exclusive right to market the Scarborough Report to radio broadcasters and cable systems. Arbitron has also developed and introduced in 40 mid-sized United States markets its RetailDirect service, which is a locally oriented, purchase data research service. The service, which utilizes diaries and telephone surveys, provides a profile of the broadcast audience in terms of local media, retail and consumer preferences so that local radio and television broadcasters and cable systems will have information that helps them develop targeted sales and programming strategies. Arbitron's Qualitative Diary service collects consumer and media usage information from Arbitron radio diary keepers in the smaller United States markets.

    Through its Continental Research division, Arbitron provides media, advertising, financial and telecommunications research services in the United Kingdom and Europe. As a result of Arbitron's purchase of the radio station, advertiser/agency and international assets of Tapscan, Inc., Arbitron provides software applications for broadcasters, ad agencies and advertisers that help customers analyze ratings data and make marketing decisions. The Tapscan acquisition contributes to Arbitron's ability to expand into Europe and other geographic markets. Arbitron continues to explore opportunities that would facilitate the expansion of its audience measurement service into selected international markets, provide additional software applications to broadcasters and advertisers and develop measurement products for the Internet.

    Arbitron has developed a portable people meter (PPM) system capable of measuring radio, television, cable, Internet streaming and satellite audiences. During 1999, Arbitron tested the PPM in Manchester, England. In October 1999, Arbitron granted a license to Taylor Nelson Sofres to Arbitron's patented audio encoding technology for television audience measurement services in the United Kingdom. Arbitron's patented audio encoding technology was developed as part of its PPM.

    Sales and Marketing.  As of December 31, 1999, Arbitron provided its radio audience measurement and related services to over 3,400 radio stations and over 2,700 advertising agencies and advertisers nationwide under contracts that vary in length from one to seven years. Arbitron markets its products and services through a direct sales force operating through offices in seven cities around the United States.

    In recent years, a small number of enterprises have greatly expanded their holdings of United States radio broadcasters, and this consolidation of ownership is continuing. As a result of consolidation of United States radio broadcasters, Arbitron has one customer, AMFM, Inc., that represented more than 10% of 1999 segment revenue, and two additional customers that in aggregate represented approximately 17% of 1999 segment revenue. Although the industry consolidation that has led to the increased concentration of Arbitron's customer base could put pressure on the pricing of Arbitron's radio ratings service, it has also contributed to an increase in the number of stations subscribing for the ratings service, as stations have become Arbitron customers upon their acquisition by a larger broadcasting group. It has also been Arbitron's experience that stations which are part of a larger broadcasting group have been somewhat more likely to purchase analytical software applications and other services in addition to the ratings service. Furthermore, Arbitron believes that it is well positioned to provide products and services that meet the needs of large broadcasting groups.

    Competition.  Arbitron competes with another provider of radio audience measurement services which utilizes a different survey methodology than Arbitron. Arbitron also competes with other providers of applications software, qualitative data and proprietary qualitative studies used by broadcasters, cable systems, advertising agencies and advertisers.

Additional Financial Information About Segments.

    We refer you to Note C, Segment Data, on pages 28 and 29 of our 1999 Annual Report to Stockholders for additional financial information about our business segments. This information is incorporated by reference into this section of the report. Note C is part of our consolidated financial statements contained in our 1999 Annual Report to Stockholders, which is attached to this report as Exhibit 13.03.

Other Investments and Divestitures.

    In addition to the acquisitions of Ceridian Benefits Services and a majority interest in SVS, we refer you to Note J, Investing Activity, on page 38 of our 1999 Annual Report to Stockholders for further information on our investing and divesting activities. This information is incorporated by reference into this section of the report. Note J is part of our consolidated financial statements contained in our 1999 Annual Report to Stockholders, which is attached to this report as Exhibit 13.03.

Additional Information.

    Patents and Trademarks.  Ceridian owns or licenses a number of patents which relate to our products and are important to our businesses. A number of our products and services are marketed under federally registered trademarks that are helpful in creating recognition in the marketplace. However, we believe that none of our businesses are materially dependent upon any particular patent, license or trademark, or any particular group of patents, licenses or trademarks.

    Backlog.  Although our businesses are typically characterized by long-term customer relationships that result in a high level of recurring revenue, a substantial portion of our customer contracts used by our businesses are terminable by our customers upon relatively short notice periods, including contracts that have been extended beyond their original terms. In addition, the period between the time a customer agrees to use one of our services and the time the service begins is generally relatively short. For these reasons, we do not believe that meaningful backlog information can be provided for our businesses.

    Research and Development.  The table below reflects the amount of research and development expenses for our continuing operations for the periods indicated.

	Years ended December 31,
	1999	1998	1997
	(Dollars in millions)
Research and development	$74.4	$77.8	$59.6
Percent of revenue	5.5%	6.7%	5.5%

    Our research and development efforts are generally described earlier in this Item in the description of each of our business segments, and also in Part II, Item 7 of this report.

    Employees.  As of March 1, 2000, we employed approximately 10,600 people on a full- or part-time basis. None of our employees are covered by a collective bargaining agreement.

Executive Officers of the Registrant.

    The following provides information on our executive officers as of March 1, 2000:

Name (Age)	Position	Executive Officer Since
Ronald L. Turner (53)	President and Chief Executive Officer	1993
John R. Eickhoff (59)	Executive Vice President and Chief Financial Officer	1989
Loren D. Gross (54)	Vice President and Corporate Controller	1993
Tony G. Holcombe (44)	Executive Vice President, and President of Ceridian Employer Services	1997
Shirley J. Hughes (54)	Senior Vice President of Human Resources	1998
Gary A. Krow (45)	Executive Vice President, and President of Comdata	1999
James E. MacDougald (56)	Executive Vice President, and President of Ceridian Benefits Services	1999
Stephen B. Morris (56)	Executive Vice President, and President of Arbitron	1992
Gary M. Nelson (48)	Vice President, General Counsel and Secretary	1997
Linda Hall Whitman (51)	Vice President, and President of Ceridian Performance Partners	1998

    Our executive officers are elected by our Board of Directors and serve at the pleasure of the Board of Directors and the Chief Executive Officer. They are customarily elected each year at the meeting of the Board of Directors held in conjunction with the annual meeting of stockholders. There are no immediate family relationships between or among any of our executive officers.

    Ronald L. Turner has been Chief Executive Officer since January 2000 and President since April 1998. He was Chief Operating Officer from April 1998 to January 2000; Executive Vice President of Operations from March 1997 to April 1998; Executive Vice President of Ceridian and President and Chief Executive Officer of our former Computing Devices International division from January 1996 to March 1997; and Vice President of Ceridian and President of Computing Devices International from January 1993 to January 1996. Mr. Turner is a director of FLIR Systems, Inc. and BTG, Inc. Mr. Turner has been a director of Ceridian since July 1998.

    John R. Eickhoff has been Executive Vice President and Chief Financial Officer since January 25, 2000. He was Executive Vice President of Strategic Development from January 3, 2000 to January 25, 2000; Executive Vice President and Chief Financial Officer from May 1995 to January 2000; and Vice President and Chief Financial Officer from June 1993 to May 1995.

    Loren D. Gross has been Vice President and Corporate Controller since July 1993.

    Tony G. Holcombe has been Executive Vice President of Ceridian and President of Ceridian Employer Services since November 1999. Mr. Holcombe was Vice President of Ceridian and President of Comdata from May 1997 to November 1999. Mr. Holcombe was President and Chief Executive Officer of National Processing, Inc., which provides transaction processing services and customized processing solutions, from October 1994 to March 1997, and was Executive Vice President, Corporate Services for National Processing from 1991 through 1994.

    Shirley J. Hughes has been Senior Vice President of Human Resources since June 1998. Ms. Hughes was Vice President of Human Resources of Mercy Health Services from October 1994 to June 1998. From 1992 to 1994, she served as Vice President of Human Resources and Administrative Services of Ceridian.

    Gary A. Krow has been Executive Vice President of Ceridian and President of Comdata since November 1999. Mr. Krow was Executive Vice President and Chief Operating Officer of Comdata from January 1999 until November 1999; Executive Vice President, Transportation Services, of Comdata from January 1997 until December 1998; Senior Vice President and General Manager, Trendar of Comdata from March 1995 until January 1997; and Vice President, Network Services of Comdata from January 1993 until March 1995.

    James E. MacDougald has been Executive Vice President of Ceridian and President of Ceridian Benefits Services since July 1999. From 1982 until July 1999, he was Chairman, President and Chief Executive Officer of ABR Information Services, Inc.

    Stephen B. Morris has been Executive Vice President of Ceridian and President of Arbitron since January 1996. Mr. Morris was Vice President of Ceridian and President of Arbitron from December 1992 to January 1996.

    Gary M. Nelson has been Vice President and General Counsel since July 1997 and Secretary since October 1998. From 1983 to July 1997, Mr. Nelson was a partner in the Oppenheimer Wolff & Donnelly LLP law firm.

    Linda Hall Whitman has been Vice President since October 1998 and President of Ceridian Performance Partners since April 1996. From October 1995 to March 1996, she was Vice President of Business Integration of Ceridian. Prior to joining Ceridian, Ms. Whitman spent fifteen years at Honeywell, Inc., serving most recently as Vice President of the Home and Building Control consumer business group from 1993 to September 1995.

Item 2. Properties.

    As of March 1, 2000, Ceridian's principal computer and office facilities are located in the metropolitan areas of Minneapolis, Minnesota; Atlanta, Georgia; Columbia, Maryland; New York, New York; Los Angeles, California; Nashville, Tennessee; Dallas, Texas; Boston, Massachusetts; Tampa, Florida; Winnipeg, Ontario, and Quebec, Canada; and London, England.

    The following table summarizes the usage and location of Ceridian's facilities as of March 1, 2000:

FACILITIES
(In thousands of square feet)

	U.S.	Non-U.S.	Total
Type of Property Interest
Owned	515	96	611
Leased	2,962	366	3,328

Total	3,477	462	3,939
Property Interest by Segment
Human Resource Services	1,732	427	2,159
Comdata	410	13	423
Arbitron	276	22	298
Corporate	1,059	0	1,059

Total	3,477	462	3,939
Utilization of Property
Office, Computer Center & Other	2,813	446	3,259
Leased or Subleased to Others	664	16	680

Total	3,477	462	3,939

    In the year 1999, our total square footage of aggregate space leased and owned worldwide increased from about 3.0 million square feet to close to 4.0 million square feet primarily due to the acquisition of Ceridian Benefits Services in June 1999. This acquisition added twenty-two facilities with a total square footage of approximately 738,000, including a 383,000 square foot office campus that is being renovated in St. Petersburg, Florida that will house certain Ceridian Benefits Services operations and is anticipated to be completed in the first half of 2000.

    We conduct a substantial portion of our operations in leased facilities. Most of these leases contain renewal options and require payments for taxes, insurance and maintenance. Space subject to assigned leases is not included in the table above, and we remain secondarily liable under all such leases. As of December 31, 1999, the assigned leases consisted of 600,000 square feet of space and future rental obligations totaling $7.7 million. We do not anticipate any material non-performance by the assignees of these leases. We also refer you to Note I, Leasing, on page 37 of our 1999 Annual Report to Stockholders for information regarding leased property of Ceridian and our subsidiaries. Note I is part of our consolidated financial statements contained in our 1999 Annual Report to Stockholders, which is attached to this report as Exhibit 13.03.

    A new corporate headquarters building is being constructed in Bloomington, Minnesota. The site is approximately 24.8 acres (6.5 acres is buildable). The new 200,000 square foot, five story facility will replace the current headquarters site in Bloomington, Minnesota whose lease expires in July 2000. The new facility will be occupied by Ceridian Employer Services, Ceridian Performance Partners and corporate staff in May and June of this year.

    None of our owned facilities are subject to any major encumbrances. We believe that our facilities are adequate for their intended purposes, are adequately maintained and are reasonably necessary for current and anticipated output levels of those businesses.

Item 3. Legal Proceedings.

    We refer you to Note L, Legal Matters, on page 40 of our 1999 Annual Report to Stockholders for information regarding legal proceedings involving Ceridian and our subsidiaries. This information is incorporated by reference into this item of the report. Note L is part of our consolidated financial statements contained in our 1999 Annual Report to Stockholders, which is attached to this report as Exhibit 13.03.

Item 4. Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of our stockholders during the fourth quarter of 1999.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

    Our common stock is listed and trades on the New York Stock Exchange, The Chicago Stock Exchange and The Pacific Exchange. The following table provides the high and low sales prices for a share of our common stock on the New York Stock Exchange, as adjusted to reflect a two-for-one stock split in the form of a 100% stock dividend effected in February 1999.

	1999		1998
	High	Low	High	Low
1st Quarter	$40.50	$33.25	$27.8125	$21.75
2nd Quarter	38.0625	30.4375	30.875	25.3125
3rd Quarter	33.25	24.75	32.25	24.2188
4th Quarter	24.00	16.625	36.00	24.00

    The number of holders of record of Ceridian common stock on March 1, 2000 was 12,583. We have not declared or paid cash dividends on our common stock since 1985, and we have no present intention of paying cash dividends in the future. We did not issue any unregistered securities during the quarter ended December 31, 1999.

Item 6. Selected Financial Data.

    We refer you to the section entitled "Selected Five-Year Data" on the inside front cover of our 1999 Annual Report to Stockholders, which is incorporated into this item by reference and attached to this report as Exhibit 13.01, for information on selected financial data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    We refer you to the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 8 through 18 of the 1999 Annual Report to Stockholders, which is incorporated into this item by reference and attached to this report as Exhibit 13.02.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

    We refer you to the section entitled "Quantitative and Qualitative Disclosures About Market Risk" on pages 14 and 15 of our 1999 Annual Report to Stockholders within the "Management's Discussion and Analysis of Results of Operation and Financial Condition," which is incorporated into this item by reference and attached to this report as Exhibit 13.02.

Item 8. Financial Statements and Supplementary Data.

    Our consolidated financial statements described in Item 14(a)1 of this report are incorporated into this item by reference and attached to this report as Exhibit 13.03. We refer you to the section entitled "Supplementary Quarterly Data (Unaudited)" on page 41 of the 1999 Annual Report to Stockholders, which is incorporated into this item by reference and attached to this report as Exhibit 13.04, for additional supplementary financial information.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

    None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

    We refer you to our Proxy Statement for our 2000 Annual Meeting of Stockholders and the heading "Election of Directors" for information regarding our directors and nominees for director. This information is incorporated by reference into this item of the report.

    We refer you to our Proxy Statement for our 2000 Annual Meeting of Stockholders and the heading "Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance" for information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934. This information is incorporated by reference into this item of the report.

    Information regarding our executive officers is found in Item 1 of this report under the heading "Executive Officers of the Registrant."

Item 11. Executive Compensation.

    We refer you to our Proxy Statement for our 2000 Annual Meeting of Stockholders and the headings "Director Compensation," "Report of Compensation and Human Resources Committee," "Stock Price Performance Graph," "Executive Compensation," and "Executive Employment Agreements and Change of Control." This information is incorporated by reference into this item of the report.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    We refer you to our Proxy Statement for our 2000 Annual Meeting of Stockholders and the heading "Share Ownership Information." This information is incorporated by reference into this item of the report.

Item 13. Certain Relationships and Related Transactions.

    None.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1. Financial Statements of Registrant

    We refer you to the following financial statements and reports included in our 1999 Annual Report to Stockholders, which are attached to this report as Exhibit 13.03 (with the corresponding page numbers in the 1999 Annual Report to Stockholders):

(a) 2. Financial Statement Schedules of Registrant

    We refer you to Financial Statement Schedule II—"Ceridian Corporation and Subsidiaries Valuation and Qualifying Accounts," together with the Independent Auditors' report on this schedule, that is found on pages S-1 through S-3 of this report.

(a) 3. Exhibits

    The following is a complete list of Exhibits filed or incorporated by reference as part of this report.

Exhibit	Description
2.01	Asset Purchase Agreement, dated as of November 3, 1997, by and between Ceridian Corporation and General Dynamics Corporation (exhibits and schedules omitted) (incorporated by reference to Exhibit 2.1 to Ceridian's Current Report on Form 8-K dated December 31, 1997 (File No. 1-1969)).
2.02	Closing Agreement, dated as of December 31, 1997, between and among Ceridian Corporation, General Dynamics Corporation, General Dynamics Information Systems, Inc. and CDI Acquisition Company (exhibits and schedules omitted) (incorporated by reference to Exhibit 2.2 to Ceridian's Current Report on Form 8-K dated December 31, 1997 (File No. 1-1969)).
2.03	Exchange Agreement, dated as of January 17, 1998, among First Data Corporation, Integrated Payment Systems Inc., NTS, Inc., First Data Financial Services, L.L.C., Ceridian Corporation, Comdata Network, Inc. and Permicom Permits Services, Inc. (exhibits and schedules omitted) (incorporated by reference to Exhibit 2.03 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-1969)).

2.04	Share Purchase Agreement, dated as of January 26, 1998, among The Toronto-Dominion Bank, Business Windows Inc., 3454916 Canada Inc., Ceridian Corporation, Ceridian Canada Ltd. and Ceridian Canada Holdings, Inc. (exhibits and schedules omitted) (incorporated by reference to Exhibit 2.04 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-1969)).
2.05	Agreement for the Purchase and Sale of Certain of the Assets of Comcheq Services Limited, dated as of March 10, 1998, among the Canadian Imperial Bank of Commerce, Comcheq Services Limited and Ceridian Canada Ltd. (exhibits and schedules omitted) (incorporated by reference to Exhibit 2.1 to Ceridian's Current Report on Form 8-K dated March 10, 1998 (File No. 1-1969)).
2.06	Asset Purchase Agreement, dated as of November 17, 1998, among Ceridian Corporation, Ceridian Performance Partners Ltd., Letter Allied Limited, Work/Family Directions, Inc., Canadian Work/Family Directions Co., WFD, Francene S. Rodgers, Charles S. Rodgers and the Other Shareholders Party Thereto (exhibits and schedules omitted) (incorporated by reference to Exhibit 2.06 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-1969)).
2.07	Agreement and Plan of Merger dated as of April 30, 1999 among Ceridian Corporation, Spring Acquisition Corporation and ABR Information Services, Inc. (incorporated by reference to Exhibit (c)(1) to Ceridian's Schedule 14D-1 dated May 7, 1999 (File No. 005-44917)).
2.08	Amendment No. 1 to Agreement and Plan of Merger dated as of June 2, 1999 among Ceridian Corporation, Spring Acquisition Corporation and ABR Information Services, Inc. (incorporated by reference to Exhibit (c)(3) to Amendment No. 2 to Ceridian's Schedule 14D-1 dated June 3, 1999 (File No. 005-44917)).
3.01	Restated Certificate of Incorporation of Ceridian Corporation (incorporated by reference to Exhibit 4.01 to Ceridian's Registration Statement on Form S-8 (File No. 33-54379)).
3.02	Certificate of Amendment of Restated Certificate of Incorporation of Ceridian Corporation (incorporated by reference to Exhibit 3 to Ceridian's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-1969)).
3.03	Certificate of Amendment of Restated Certificate of Incorporation of Ceridian Corporation (incorporated by reference to Exhibit 3.01 to Ceridian's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-1969)).
3.04	Bylaws of Ceridian Corporation, as amended (incorporated by reference to Exhibit 3.01 to Ceridian's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-1969)).
4.01	Indenture dated June 10, 1999 between Ceridian and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.01 to Ceridian's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-1969)).
4.02	Registration Rights Agreement dated June 10, 1999 among Ceridian and Banc of America Securities LLC, Chase Securities Inc., BNY Capital Markets, Inc., TD Securities (USA) Inc. and U.S. Bancorp Piper Jaffray Inc. (incorporated by reference to Exhibit 4.02 to Ceridian's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-1969)).
10.01*	Amended and Restated Executive Employment Agreement between Ceridian Corporation and Lawrence Perlman, dated as of November 8, 1996 (incorporated by reference to Exhibit 10.01 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-1969)).

10.02*	Form of Amendment to Executive Employment Agreement (applicable to agreement between Ceridian and Lawrence Perlman filed as Exhibit 10.01 (incorporated by reference to Exhibit 10.01 to Ceridian's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-1969)).
10.03*	Executive Employment Agreement between Ceridian Corporation and Ronald L. Turner, dated October 1, 1999.
10.04*	Executive Employment Agreement between Ceridian Corporation and Stephen B. Morris, dated October 1, 1999, and Amendment No. 1 to such agreement dated October 20, 1999.
10.05*	Executive Employment Agreement between Ceridian Corporation and John R. Eickhoff, dated October 20, 1999
10.06*	Executive Employment Agreement between Ceridian Corporation and Tony G. Holcombe, dated October 1, 1999, and Amendment No. 1 to such agreement dated October 20, 1999.
10.07*	Ceridian Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.02 to Ceridian's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-1969)).
10.08*	Form of Ceridian Corporation Non-statutory Stock Option Award Agreement (under the 1999 Stock Incentive Plan).
10.09*	Form of Ceridian Corporation Performance-Based and Time-Based Stock Option Award Agreement dated October 20, 1999 (under the 1999 Stock Incentive Plan).
10.10*	Ceridian Corporation 1993 Long-Term Incentive Plan (Amended and Restated as of May 14, 1997) (incorporated by reference to Appendix A to Ceridian's Proxy Statement for Annual Meeting of Stockholders, May 14, 1997 (File No. 1-1969)).
10.11*	Form of Ceridian Corporation Employee Non-Statutory Stock Option Award Agreement (under 1993 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.12 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-1969)).
10.12*	Form of Ceridian Corporation Performance-Based Stock Option Award Agreement, dated October 22, 1997 (under the 1993 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.13 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-1969)).
10.13*	Form of Ceridian Corporation Performance-Based Stock Option Award Agreement, dated July 22, 1998 (under the 1993 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.11 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-1969)).
10.14*	Form of Ceridian Corporation Performance-Based Stock Option Award Agreement, dated October 21, 1998 (under the 1993 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.12 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-1969)).
10.15*	Form of Ceridian Corporation Performance Restricted Stock Award Agreement (under the 1993 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.17 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-1969)).
10.16*	Ceridian Corporation 1990 Long-Term Incentive Plan (1992 Restatement) (as amended through October 21, 1994) (incorporated by reference to Exhibit 10.12 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1969)).

10.17*	Ceridian Corporation Benefit Equalization Plan, as amended (effective generally as of January 1, 1994) (incorporated by reference to Exhibit 10.14 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1969)).
10.18*	Ceridian Corporation Employees' Benefit Protection Trust Agreement, dated as of December 1, 1994, between Ceridian Corporation and First Trust National Association (incorporated by reference to Exhibit 10.15 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1969)).
10.19*	Ceridian Corporation Executive Investment Plan (incorporated by reference to Exhibit 10.17 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-1969)).
10.20*	Ceridian Corporation 1993 Non-Employee Director Stock Plan (incorporated by reference to Exhibit 2 to Ceridian's Proxy Statement for Annual Meeting of Stockholders, May 12, 1993 (File No. 1-1969)).
10.21*	Ceridian Corporation 1996 Director Performance Incentive Plan (as amended through December 15, 1997) (incorporated by reference to Exhibit 10.22 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-1969)).
10.22*	Ceridian Corporation Employee Stock Purchase Plan (as amended through May 22, 1998) (incorporated by reference to Exhibit 99.01 to Ceridian's Registration Statement on Form S-8 (File No. 333-58143)).
10.23*	Form of Indemnification Agreement between Ceridian Corporation and its Directors (incorporated by reference to Exhibit 10.16 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-1969)).
10.24	Amended and Restated Credit Agreement, dated as of July 31, 1997, among Ceridian Corporation, Bank of America National Trust and Savings Association as Agent, and the Financial Institutions Parties Thereto (exhibits and schedules omitted) (incorporated by reference to Exhibit 10.1 to Ceridian's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-1969)).
10.25	Waiver and First Amendment to Credit Agreement, dated as of December 2, 1997, among Ceridian Corporation, Bank of America National Trust and Savings Association as Agent, and the Financial Institutions Parties Thereto (incorporated by reference to Exhibit 10.25 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-1969)).
10.26	Credit Agreement, dated as of January 30, 1998, between The Toronto-Dominion Bank and Ceridian Canada Ltd. (exhibits and schedules omitted) (incorporated by reference to Exhibit 10.26 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1969)).
10.27	Guarantee Agreement, dated as of January 30, 1998, between Ceridian Corporation and The Toronto-Dominion Bank (incorporated by reference to Exhibit 10.27 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-1969)).
10.28	Credit Agreement, dated as of March 2, 1998, between Canadian Imperial Bank of Commerce and Ceridian Canada Ltd. (exhibits and schedules omitted) (incorporated by reference to Exhibit 10.28 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1997(File No. 1-1969)).

10.29	Guarantee Agreement, dated as of March 2, 1998, between Ceridian Corporation and Canadian Imperial Bank of Commerce (incorporated by reference to Exhibit 10.29 Ceridian's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-1969)).
10.30	Letter Agreement dated as of December 16, 1997, between Comdata Network, Inc. and International Business Machines Corporation pertaining to the Amended and Restated Agreement for Systems Operations Services dated May 1, 1995 between Comdata Network, Inc. and Integrated Systems Solutions Corporation n.k.a. International Business Machines Corporation (exhibits and schedules omitted) (incorporated by reference to Exhibit 10.30 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-1969)).
10.31	Amended and Restated Agreement for Systems Operations Services dated May 1, 1995 between Comdata Network, Inc. and Integrated Systems Solutions Corporation n.k.a. International Business Machines Corporation (exhibits and schedules omitted) (incorporated by reference to Exhibit 10.20 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1969)).
10.32	Telecommunications Services Agreement, dated as of September 1, 1997, among WorldCom Network Services, Inc. d.b.a. WilTel, Comdata Network, Inc. and Comdata Telecommunications Services, Inc., including Program Enrollment Terms, as amended (exhibits and schedules omitted) (incorporated by reference to Exhibit 10.32 to Ceridian's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-1969)).
12.01	Computation of Earnings to Fixed Charges.
13.01	Selected Five-Year Data (inside front cover of Ceridian's 1999 Annual Report to Stockholders).
13.02	Management's Discussion and Analysis of Results of Operations and Financial Condition (pages 8 through 18 of Ceridian's 1999 Annual Report to Stockholders).
13.03	Consolidated Financial Statements of Ceridian Corporation (pages 19 through 40 of Ceridian's 1999 Annual Report to Stockholders).
13.04	Supplementary Quarterly Data (Unaudited) (page 41 of Ceridian's 1999 Annual Report to Stockholders).
21.01	Subsidiaries of Ceridian.
23.01	Consent of Independent Auditors—KPMG LLP.
24.01	Power of Attorney.
27.01	Financial Data Schedule.

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

    We will provide you with copies of any of the exhibits listed above, upon request and payment of its reasonable expenses in furnishing such exhibits. We will also provide to the Securities and Exchange Commission, upon request, any exhibit or schedule to any of the foregoing exhibits which has not been filed.

(b) Reports on Form 8-K

    We filed no reports on Form 8-K during the quarter ended December 31, 1999.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 24, 2000.

CERIDIAN CORPORATION
By:	/s/ RONALD L. TURNER Ronald L. Turner President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 24, 2000.

/s/ RONALD L. TURNER Ronald L. Turner President and Chief Executive Officer (Principal Executive Officer) and Director	/s/ JOHN R. EICKHOFF John R. Eickhoff Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ LOREN D. GROSS Loren D. Gross Vice President and Corporate Controller (Principal Accounting Officer)
/s/ LAWRENCE PERLMAN Lawrence Perlman, Chairman	/s/ BRUCE R. BOND Bruce R. Bond, Director
/s/ WILLIAM J. CADOGAN William J. Cadogan, Director	/s/ NICHOLAS D. CHABRAJA Nicholas D. Chabraja, Director
/s/ RUTH M. DAVIS Ruth M. Davis, Director	/s/ ROBERT H. EWALD Robert H. Ewald, Director
/s/ RICHARD G. LAREAU Richard G. Lareau, Director	/s/ RONALD T. LEMAY Ronald T. LeMay, Director
/s/ GEORGE R. LEWIS George R. Lewis, Director	/s/ CAROLE J. UHRICH Carole J. Uhrich, Director
/s/ PAUL S. WALSH Paul S. Walsh, Director

SCHEDULE II

CERIDIAN CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)

Restructure and Discontinued Operations Reserves

	Arbitron TV	Employer Services Consolidation	Other	Total
Reserve Balance 12/31/96	$5.4	$9.3	$42.2	$56.9
Cash Payments(1)	(1.1)	(3.2)	(16.8)	(21.1)
Other Non-cash Items	(0.5)	0.3	0.2	—
Reserve Balance 12/31/97	$3.8	$6.4	$25.6	$35.8
Cash Payments(1)	(0.5)	(1.2)	(1.2)	(2.9)
Other Non-cash Items	(0.5)	0.4	0.3	0.2
Reserve Balance 12/31/98	$2.8	$5.6	$24.7	$33.1
Cash Payments(2)	(0.3)	—	(2.0)	(2.3)
Other Non-cash Items	(0.4)	(0.6)	0.1	(0.9)
Reserve Balance 12/31/99(2)	$2.1	$5.0	$22.8	$29.9

(1)
Primarily related to legal and environmental matter, vacant space and employee terminations.

(2)
Primarily related to vacant space and legal and environmental matters.

  SCHEDULE II (CONT.)

CERIDIAN CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)

Allowance for Doubtful Accounts Receivable

	Year Ended December 31,
	1999	1998	1997
Balance at beginning of year	$21.7	$10.5	$11.2
Additions charged to costs and expenses	17.1	15.0	7.9
Write-offs and other adjustments(1)	(19.3)	(3.8)	(8.6)
Balance at end of year	$19.5	$21.7	$10.5

(1)
Other adjustments include the effect of acquisitions and dispositions of businesses.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

THE BOARD OF DIRECTORS AND STOCKHOLDERS
CERIDIAN CORPORATION:

    Under date of January 25, 2000, we reported on the consolidated balance sheets of Ceridian Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1999, as contained in Ceridian's 1999 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index (see Item 14.(a)2.). This financial statement schedule is the responsibility of Ceridian's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Minneapolis, Minnesota January 25, 2000

CERIDIAN CORPORATION
ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
2.01	*	Asset Purchase Agreement, dated as of November 3, 1997, by and between Ceridian Corporation and General Dynamics Corporation (exhibits and schedules omitted).
2.02	*	Closing Agreement, dated as of December 31, 1997, between and among Ceridian Corporation, General Dynamics Corporation, General Dynamics Information Systems, Inc. and CDI Acquisition Company (exhibits and schedules omitted).
2.03	*	Exchange Agreement, dated as of January 17, 1998, among First Data Corporation, Integrated Payment Systems Inc., NTS, Inc., First Data Financial Services, L.L.C., Ceridian Corporation, Comdata Network, Inc. and Permicom Permits Services, Inc. (exhibits and schedules omitted).
2.04	*	Share Purchase Agreement, dated as of January 26, 1998, among The Toronto-Dominion Bank, Business Windows Inc., 3454916 Canada Inc., Ceridian Corporation, Ceridian Canada Ltd. and Ceridian Canada Holdings, Inc. (exhibits and schedules omitted).
2.05	*	Agreement for the Purchase and Sale of Certain of the Assets of Comcheq Services Limited, dated as of March 10, 1998, among the Canadian Imperial Bank of Commerce, Comcheq Services Limited and Ceridian Canada Ltd. (exhibits and schedules omitted).
2.06	*	Asset Purchase Agreement, dated as of November 17, 1998, among Ceridian Corporation, Ceridian Performance Partners Ltd., Letter Allied Limited, Work/Family Directions, Inc., Canadian Work/Family Directions Co., WFD, Francene S. Rodgers, Charles S. Rodgers and the Other Shareholders Party Thereto (exhibits and schedules omitted).
2.07	*	Agreement and Plan of Merger dated as of April 30, 1999 among Ceridian Corporation, Spring Acquisition Corporation and ABR Information Services, Inc.
2.08	*	Amendment No. 1 to Agreement and Plan of Merger dated as of June 2, 1999 among Ceridian Corporation, Spring Acquisition Corporation and ABR Information Services, Inc.
3.01	*	Restated Certificate of Incorporation of Ceridian Corporation.
3.02	*	Certificate of Amendment of Restated Certificate of Incorporation of Ceridian Corporation.
3.03	*	Certificate of Amendment of Restated Certificate of Incorporation of Ceridian Corporation.
3.04	*	Bylaws of Ceridian Corporation, as amended
4.01	*	Indenture dated June 10, 1999 between Ceridian and The Bank of New York, as Trustee.
4.02	*	Registration Rights Agreement dated June 10, 1999 among Ceridian and Banc of America Securities LLC, Chase Securities Inc., BNY Capital Markets, Inc., TD Securities (USA) Inc. and U.S. Bancorp Piper Jaffray Inc.
10.01	*	Amended and Restated Executive Employment Agreement between Ceridian Corporation and Lawrence Perlman, dated as of November 8, 1996.
10.02	*	Form of Amendment to Executive Employment Agreement (applicable to agreement between Ceridian and Lawrence Perlman filed as Exhibit 10.01).
10.03		Executive Employment Agreement between Ceridian Corporation and Ronald L. Turner, dated October 1, 1999.

10.04		Executive Employment Agreement between Ceridian Corporation and Stephen B. Morris, dated October 1, 1999, and Amendment No. 1 to such agreement dated October 20, 1999.
10.05		Executive Employment Agreement between Ceridian Corporation and John R. Eickhoff, dated October 20, 1999
10.06		Executive Employment Agreement between Ceridian Corporation and Tony G. Holcombe, dated October 1, 1999, and Amendment No. 1 to such agreement dated October 20, 1999.
10.07	*	Ceridian Corporation 1999 Stock Incentive Plan.
10.08		Form of Ceridian Corporation Non-statutory Stock Option Award Agreement (under the 1999 Stock Incentive Plan).
10.09		Form of Ceridian Corporation Performance-Based and Time-Based Stock Option Award Agreement dated October 20, 1999 (under the 1999 Stock Incentive Plan).
10.10	*	Ceridian Corporation 1993 Long-Term Incentive Plan (Amended and Restated as of May 14, 1997).
10.11	*	Form of Ceridian Corporation Employee Non-Statutory Stock Option Award Agreement (under 1993 Long-Term Incentive Plan).
10.12	*	Form of Ceridian Corporation Performance-Based Stock Option Award Agreement, dated October 22, 1997 (under the 1993 Long-Term Incentive Plan).
10.13	*	Form of Ceridian Corporation Performance-Based Stock Option Award Agreement, dated July 22, 1998 (under the 1993 Long-Term Incentive Plan).
10.14	*	Form of Ceridian Corporation Performance-Based Stock Option Award Agreement, dated October 21, 1998 (under the 1993 Long-Term Incentive Plan).
10.15	*	Form of Ceridian Corporation Performance Restricted Stock Award Agreement (under the 1993 Long-Term Incentive Plan).
10.16	*	Ceridian Corporation 1990 Long-Term Incentive Plan (1992 Restatement) (as amended through October 21, 1994).
10.17	*	Ceridian Corporation Benefit Equalization Plan, as amended (effective generally as of January 1, 1994).
10.18	*	Ceridian Corporation Employees' Benefit Protection Trust Agreement, dated as of December 1, 1994, between Ceridian Corporation and First Trust National Association.
10.19	*	Ceridian Corporation Executive Investment Plan.
10.20	*	Ceridian Corporation 1993 Non-Employee Director Stock Plan.
10.21	*	Ceridian Corporation 1996 Director Performance Incentive Plan (as amended through December 15, 1997).
10.22	*	Ceridian Corporation Employee Stock Purchase Plan (as amended through May 22, 1998).
10.23	*	Form of Indemnification Agreement between Ceridian Corporation and its Directors.
10.24	*	Amended and Restated Credit Agreement, dated as of July 31, 1997, among Ceridian Corporation, Bank of America National Trust and Savings Association as Agent, and the Financial Institutions Parties Thereto (exhibits and schedules omitted).
10.25	*	Waiver and First Amendment to Credit Agreement, dated as of December 2, 1997, among Ceridian Corporation, Bank of America National Trust and Savings Association as Agent, and the Financial Institutions Parties Thereto.

2

10.26	*	Credit Agreement, dated as of January 30, 1998, between The Toronto-Dominion Bank and Ceridian Canada Ltd. (exhibits and schedules omitted).
10.27	*	Guarantee Agreement, dated as of January 30, 1998, between Ceridian Corporation and The Toronto-Dominion Bank.
10.28	*	Credit Agreement, dated as of March 2, 1998, between Canadian Imperial Bank of Commerce and Ceridian Canada Ltd.
10.29	*	Guarantee Agreement, dated as of March 2, 1998, between Ceridian Corporation and Canadian Imperial Bank of Commerce.
10.30	*	Letter Agreement dated as of December 16, 1997, between Comdata Network, Inc. and International Business Machines Corporation pertaining to the Amended and Restated Agreement for Systems Operations Services dated May 1, 1995 between Comdata Network, Inc. and Integrated Systems Solutions Corporation n.k.a. International Business Machines Corporation (exhibits and schedules omitted).
10.31	*	Amended and Restated Agreement for Systems Operations Services dated May 1, 1995 between Comdata Network, Inc. and Integrated Systems Solutions Corporation n.k.a. International Business Machines Corporation (exhibits and schedules omitted).
10.32	*	Telecommunications Services Agreement, dated as of September 1, 1997, among WorldCom Network Services, Inc. d.b.a. WilTel, Comdata Network, Inc. and Comdata Telecommunications Services, Inc., including Program Enrollment Terms, as amended (exhibits and schedules omitted).
12.01		Computation of Ratio of Earnings to Fixed Charges.
13.01		Selected Five-Year Data (inside front cover of Ceridian's 1999 Annual Report to Stockholders).
13.02		Management's Discussion and Analysis of Results of Operations and Financial Condition (pages 8 through 18 of Ceridian's 1999 Annual Report to Stockholders).
13.03		Consolidated Financial Statements of Ceridian Corporation (pages 19 through 40 of Ceridian's 1999 Annual Report to Stockholders).
13.04		Supplementary Quarterly Data (Unaudited) (page 41 of Ceridian's 1999 Annual Report to Stockholders).
21.01		Subsidiaries of Ceridian.
23.01		Consent of Independent Auditors—KPMG LLP.
24.01		Power of Attorney.
27.01		Financial Data Schedule.

*
Incorporated by Reference

3

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
CERIDIAN CORPORATION AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS (Dollars in millions)
  Restructure and Discontinued Operations Reserves
CERIDIAN CORPORATION AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS (Dollars in millions)
  Allowance for Doubtful Accounts Receivable
CERIDIAN CORPORATION ANNUAL REPORT ON FORM 10-K
EXHIBIT INDEX