Form 10-Q
period 2000-03-31
CERIDIAN CORP
filed 2000-05-11
CIK 109758

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                to

Commission file number: 1-1969

CERIDIAN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-0278528 (IRS Employer Identification No.)
3311 East Old Shakopee Road, Minneapolis, Minnesota (Address of principal executive offices)	55425 (Zip Code)

Registrant's telephone number, including area code:    (952) 853-8100

Former name, former address and former fiscal year if changed from last report:

8100 34th Avenue South, Minneapolis, Minnesota (Former address of principal executive offices)	55425 (Zip Code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of registrant's Common Stock, par value $.50 per share, outstanding as of April 30, 2000, was 144,946,835.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q

INDEX

Pages
Part I. Financial Information
Item 1. Financial Statements
Consolidated Statements of Operations for the three month periods ended March 31, 2000 and 1999	3
Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999	4
Consolidated Statements of Cash Flows for the three month periods ended March 31, 2000 and 1999	5
Notes to Consolidated Financial Statements	6

    In the opinion of Ceridian Corporation ("Ceridian" or the "Company"), the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as set forth in the notes to consolidated financial statements) necessary to present fairly the Company's financial position as of March 31, 2000, and results of operations and cash flows for the three month periods ended March 31, 2000 and 1999.

    The results of operations for the three month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

    The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

CERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in millions, except per share data)

	For Periods Ended March 31, Three Months
	2000	1999
Revenue	$361.8	$321.4
Costs and Expenses
Cost of revenue	166.6	144.8
Selling, general and administrative	108.3	92.6
Research and development	18.5	18.6
Other expense (income)	32.2	0.6

Total costs and expenses	325.6	256.6

Earnings before interest and taxes	36.2	64.8
Interest income	1.0	1.7
Interest expense	(9.9)	(0.9)

Earnings before income taxes	27.3	65.6
Income tax provision	10.5	23.8

Net earnings	$16.8	$41.8

Basic earnings per share	$0.12	$0.29
Diluted earnings per share	$0.12	$0.28
Shares used in calculations (in 000's)
Weighted average shares (basic)	144,787	144,086
Dilutive securities	738	5,025

Weighted average shares (diluted)	145,525	149,111

See notes to consolidated financial statements.

FORM 10-Q

CERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)
(Dollars in millions, except per share data)

	March 31, 2000	December 31, 1999
Assets
Cash and equivalents	$86.8	$59.4
Short-term investments	22.0	22.0
Trade receivables, less allowance of $22.5 and $19.5	430.4	415.8
Other receivables	45.5	44.6
Current portion of deferred income taxes	96.2	78.7
Other current assets	27.2	24.8

Total current assets	708.1	645.3
Property, plant and equipment, net	198.2	192.8
Goodwill and other intangibles, net	1,031.9	1,047.2
Software and development costs, net	45.1	48.3
Prepaid pension cost	120.7	118.3
Other noncurrent assets	3.7	8.0

Total assets	$2,107.7	$2,059.9

Liabilities and Stockholders' Equity
Short-term debt and current portion of long-term obligations	$0.1	$0.2
Accounts payable	41.0	47.5
Drafts and customer funds payable	174.9	136.9
Customer advances	14.9	14.6
Deferred income	28.9	34.5
Accrued taxes	69.6	74.8
Employee compensation and benefits	50.7	69.5
Other accrued expenses	105.5	73.7

Total current liabilities	485.6	451.7
Long-term obligations, less current portion	591.0	611.1
Deferred income taxes	33.4	10.3
Employee benefit plans	77.4	77.7
Other noncurrent liabilities	55.6	66.4
Stockholders' equity	864.7	842.7

Total liabilities and stockholders' equity	$2,107.7	$2,059.9

See notes to consolidated financial statements.

FORM 10-Q

CERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Dollars in millions)

	For Periods Ended March 31, Three Months
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$16.8	$41.8
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Deferred income tax provision	9.8	21.4
Depreciation and amortization	22.2	14.7
Asset write-downs	18.3	—
Accrued exit costs	12.2	—
Payment of accrued exit costs	(3.6)	(0.5)
Other	0.3	0.3
Net change in working capital items:
Trade and other receivables	(17.5)	(17.3)
Accounts payable	3.2	(5.6)
Drafts and customer funds payable	28.2	0.8
Employee compensation and benefits	(19.0)	(18.6)
Accrued taxes	(3.5)	0.8
Other current assets and liabilities	3.2	0.4

Net cash provided by operating activities	70.6	38.2

CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant and equipment	(19.7)	(7.2)
Expended for software and development costs	(5.0)	(9.4)
Expended for investments in and advances to businesses, less cash acquired	—	(20.3)
Proceeds from sales of businesses and assets	1.9	0.2

Net cash provided by (used for) investing activities	(22.8)	(36.7)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit and overdrafts, net	(2.1)	(4.0)
Repayment of other debt	(20.0)	(0.1)
Repurchase of stock	—	(0.1)
Exercise of stock options and other	1.7	11.2

Net cash provided by (used for) financing activities	(20.4)	7.0

NET CASH PROVIDED (USED)	27.4	8.5
Cash and equivalents at beginning of period	59.4	101.8

Cash and equivalents at end of period	$86.8	$110.3

See notes to consolidated financial statements.

FORM 10-Q

CERIDIAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2000
(Dollars in millions, except per share data)
(Unaudited)

OTHER EXPENSE (INCOME)

	For Periods Ended March 31, Three Months
	2000	1999
Foreign currency translation expense (income)	$—	$0.1
Loss (gain) on sale of assets	0.1	—
Asset write-downs	18.3	—
Accrued exit costs	12.2	—
Minority interest and equity in operations of affiliates	1.7	0.7
Other expense (income)	(0.1)	(0.2)

Total	$32.2	$0.6

    In March 2000, Ceridian approved plans to streamline management and improve customer service and the quality of operations, primarily in HRS, during 2000. These plans are the culmination of a review by Ceridian executive and business unit management teams announced in January 2000. To the extent that certain costs related to these planned actions were appropriately recognized as liabilities upon approval of the plan or relate to impairments of asset values identified in the current period, Ceridian has recorded as other expense (income) charges of $44.7 in first quarter 2000. These charges include $26.4 of accrued exit costs and $18.3 for impairment of asset values ("asset write-downs"). Additionally, during first quarter 2000, Ceridian credited other expense (income) with a recovery of unused accruals of $14.2, provided as a result of restructuring and similar actions in prior years. The following table presents the elements of the $30.5 of net charges in total and by business segment. Amounts not attributable to segment operations are described as "other."

Net Unusual Charges	HRS	Comdata	Other	Total
Asset write-downs	$17.5	$0.8	$—	$18.3
People costs	14.6	0.9	0.9	16.4
Other exit costs	9.1	0.9	—	10.0

Total unusual charges	41.2	2.6	0.9	44.7
Less recoveries from prior years	(4.2)	—	(10.0)	(14.2)

Unusual charges, net of recoveries	$37.0	$2.6	$(9.1)	$30.5

    The plans included actions to redefine and focus product offerings and software tools, principally in HRS. These actions resulted in the abandonment of certain tangible assets, leasehold improvements and software products and activities. Additionally, as a result of the review conducted, the carrying values of certain other assets were impaired and written down. The possibility of recoveries on any of these dispositions is considered remote. Depreciation and amortization recorded in 1999 on these assets was $2.9. The following table presents the asset write-downs ("Net") with carrying value at cost ("Cost") and amount of accumulated depreciation and amortization ("AD&A") by class of asset.

Asset Write-downs	Cost	AD&A	Net
Machinery and equipment	$10.1	$(7.4)	$2.7
Buildings and improvements	2.2	(1.5)	0.7
Software development costs	12.6	(3.6)	9.0

Total property, plant and equipment	24.9	(12.5)	12.4

Goodwill	5.1	(1.8)	3.3
Other intangibles	4.2	(1.6)	2.6

Goodwill and other intangibles	9.3	(3.4)	5.9

Total	$34.2	$(15.9)	$18.3

    The people costs involve involuntary termination notices for approximately 500 employment positions, primarily in HRS. The other exit costs are incremental costs directly related to terminated activities and not to continuing operations, primarily the lease cost for idled facilities and contract termination fees. With the exception of costs related to long-term leases, payment of accrued exit costs is expected to take place during 2000. The following table presents the utilization of exit cost accruals to date.

Utilization of Exit Cost Accruals	Initial Accrual	Payments	Balance March 31, 2000
People costs	$16.4	$(1.2)	$15.2
Other exit costs	10.0	(1.5)	8.5

Total exit costs	$26.4	$(2.7)	$23.7

STOCKHOLDERS' EQUITY

	March 31, 2000	December 31, 1999
Common Stock
Par value—$.50
Shares authorized—500,000,000
Shares issued—161,685,596 and 161,685,596	$80.8	$80.8
Shares outstanding—144,877,668 and 144,734,368
Additional paid-in capital	1,125.4	1,126.2
Retained earnings	28.9	12.1
Treasury stock, at cost (16,807,928 and 16,951,228 common shares)	(361.6)	(364.6)
Accumulated other comprehensive income:
Cumulative translation adjustment	(0.2)	(3.2)
Pension liability adjustment	(8.6)	(8.6)

Total stockholders' equity	$864.7	$842.7

COMPREHENSIVE INCOME (LOSS)

	For Periods Ended March 31, Three Months
	2000	1999
Net income	$16.8	$41.8
Items of other comprehensive income:
Change in foreign currency translation adjustment	3.0	(0.2)

Comprehensive income	$19.8	$41.6

CAPITAL ASSETS

	March 31, 2000	December 31, 1999
Property, Plant and Equipment
Land	$14.8	$14.8
Machinery and equipment	227.4	233.9
Buildings and improvements	64.6	65.3
Construction in progress	67.7	54.7

	374.5	368.7
Accumulated depreciation	(176.3)	(175.9)

Property, plant and equipment, net	$198.2	$192.8

Goodwill and Other Intangibles
Goodwill	$970.7	$973.4
Accumulated amortization	(70.8)	(63.9)

Goodwill, net	899.9	909.5

Other intangible assets	160.9	164.5
Accumulated amortization	(28.9)	(26.8)

Other intangibles, net	132.0	137.7

Goodwill and other intangibles, net	$1,031.9	$1,047.2

Software and Development Costs
Purchased software	$36.3	$33.9
Other software development cost	41.3	45.7

	77.6	79.6
Accumulated amortization	(32.5)	(31.3)

Software and development costs, net	$45.1	$48.3

	For Periods Ended March 31, Three Months
	2000	1999
Depreciation and Amortization
Depreciation and amortization of property, plant and equipment	$10.0	$8.8
Amortization of goodwill	8.7	4.5
Amortization of other intangibles	3.7	1.8
Amortization of software and development costs	2.2	1.6
Pension credit	(2.4)	(2.0)

Total	$22.2	$14.7

CERIDIAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

March 31, 2000

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Ceridian Corporation contained in this report that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "likely," "expects," "anticipates," "estimates," "believes" or "plans," or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to Ceridian that could cause such material differences are identified and discussed from time to time in Ceridian's filings with the Securities and Exchange Commission, including those factors discussed in this quarterly report on Form 10-Q and on pages 15 through 18 of Ceridian's 1999 Annual Report to Stockholders under the heading "Cautionary Factors That Could Affect Future Results," which is incorporated by reference into Part II, Item 7 of Ceridian's Annual Report on Form 10-K for the year ended December 31, 1999, which discussion is also incorporated herein by reference. Such important factors include implementation and success of plans to improve performance of U.S. payroll business, government regulation changes on timing of remittance and interest rate changes and investment income from customer deposits, ability to increase revenue from cross-selling efforts and new products, ability to improve operating margins in Human Resource Services, customer retention, effecting system upgrades and conversions, deferrals in installations related to the Year 2000 event, consolidation in radio broadcasting industry, ability to adapt to changing technology, acquisition risks, competitive conditions, liability as a portability administrator, changes in government regulations and other factors such as trade, monetary and fiscal policies and political and economic conditions. Ceridian undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosure Ceridian makes on related subjects in future reports to the SEC.

RESULTS OF OPERATIONS

Consolidated Results

    For the first quarter of 2000, Ceridian reported net earnings of $16.8 million, or $ .12 per diluted share of common stock, on revenue of $361.8 million. For the first quarter of 1999, Ceridian reported net earnings of $41.8 million, or $ .28 per diluted share of common stock, on revenue of $321.4 million.

    First quarter 2000 results were significantly affected by $44.7 million of unusual charges, reduced by the recovery of $14.2 million of accruals from unusual charges in prior years to a net charge of $30.5 million. The net pre-tax charge of $30.5 million has been recorded as Other Expense (Income). If reduced by the estimated income tax benefit applicable to the unusual charges, the impact on net earnings would be $18.7 million or $ .12 per diluted common share. Of the $44.7 million of unusual pre-tax charges, $41.2 million related to the Human Resource Services ("HRS") segment, and primarily to the previously announced initiatives to improve customer service and the quality of operations in the U.S. payroll business during 2000. The remaining $3.5 million related to similar activities in Comdata and corporate center operations. The unusual charges are comprised of $26.4 million of accrued exit costs and $18.3 million of asset write-downs. The accrued exit costs include $16.4 million of people costs (primarily severance) and $10.0 million of other exit costs (primarily from idled leased space). Further details are provided in an accompanying note to the consolidated financial statements that is entitled "Other Expense (Income)."

    In addition to the actions referred to in the discussion of unusual charges, additional actions have been taken to improve customer service and the quality of operations, primarily in the U.S. payroll business. Effective in first quarter 2000, the pricing of the Source 500 product was changed from a one-time fee to a monthly services billing, which is expected to reduce annual revenue for 2000 by $8 million to $10 million. In consideration of its customer retention goals, Ceridian has chosen to forego any across-the-board U.S. payroll services price increase in 2000, which might have provided an additional $10 million to $12 million of revenue and operating profit during 2000. Also, additional spending to convert existing customers to the PowerpayTM Internet product and for Six Sigma process improvement efforts may total approximately $10 million during 2000.

    In order to assist comparisons, the following tables and discussion of the results of operations present pro forma information that eliminates the net unusual charges and the related income taxes. Certain percentage relationships that are not meaningful ("NM") are not presented.

    Cash earnings per share are determined by adding back to net earnings the amount of amortization expense for the period, net of income taxes, that relates to values assigned to goodwill and other intangibles arising from the acquisition of businesses and dividing that amount by diluted shares outstanding for that period. Cash earnings per share does not represent a measure of cash flow from operations, as defined by generally accepted accounting principles. Cash earnings per share should not be considered a substitute either for earnings per share as an indicator of Ceridian's operating performance or for cash flow as a measure of Ceridian's liquidity. Ceridian's determination and presentation of cash earnings per share may not be comparable to similarly titled measures reported by other companies.

Statements of Operations First Quarter Comparisons on a Pro Forma Basis
(Dollars in millions, except per share data)

	Amount		Inc (Dec)		% of Revenue
	2000	1999	$	%	2000	1999
Revenue	$361.8	$321.4	40.4	12.6	100.0	100.0
Cost of revenue	166.6	144.8	21.8	15.1	46.0	45.1
SG&A expense	108.3	92.6	15.7	16.9	30.0	28.8
R&D expense	18.5	18.6	(0.1)	(0.3)	5.1	5.8
Other expense (income)	1.7	0.6	1.1	NM	0.5	0.2
Total costs	295.1	256.6	38.5	15.0	81.6	79.9
EBIT	66.7	64.8	1.9	3.0	18.4	20.1
Interest income (expense), net	(8.9)	0.8	(9.7)	NM	(2.5)	0.3
Income taxes	22.3	23.8	(1.5)	(6.5)	6.2	7.4
Net earnings	$35.5	$41.8	(6.3)	(15.0)	9.8	13.0
Diluted EPS	$0.24	$0.28	(0.04)	(14.3)
Cash EPS	$0.32	$0.32	—	—

    The increase in consolidated revenue in the first quarter of 2000 compared to the first quarter of 1999 benefited from the 1999 acquisitions of ABR Information Services, Inc. ("ABR"), now known as Ceridian Benefits Services, and of a majority interest in Stored Value Systems ("SVS") by Comdata. On May 2, 2000, Ceridian announced that Comdata completed the acquisition of the remaining minority interest in SVS for $50.6 million in cash. Increased interest income from payroll and tax filing customer deposits also contributed to the revenue increase, as did sales of new products by Comdata. A decline in the payroll and tax filing customer retention rate during 1999 negatively affected the revenue comparison.

    The increase in first quarter costs and expenses from 1999 to 2000 was due in large part to the acquisitions described above, including the amortization of goodwill and other intangibles recorded as a result of the these purchase transactions. The effective tax rate for the first quarter of 2000 was 38.6% compared to a rate of 36.3% in 1999.

Business Segment Results

Segment First Quarter Comparisons on a Pro Forma Basis
(Dollars in millions)

	Amount		Inc (Dec)		% of Revenue
	2000	1999	$	%	2000	1999
Revenue
HRS	$233.8	$204.3	29.5	14.4	64.6	61.4
Comdata	75.8	67.5	8.3	12.4	21.0	24.0
Arbitron	52.2	49.6	2.6	5.3	14.4	14.6
Total	$361.8	$321.4	40.4	12.6	100.0	100.0
EBIT
HRS	$35.4	$36.7	(1.3)	(3.4)	15.1	17.9
Comdata	14.9	12.3	2.6	20.7	19.6	18.2
Arbitron	16.4	15.8	0.6	3.9	31.4	31.8
Total	$66.7	$64.8	1.9	3.0	18.4	20.1

Human Resource Services

    The addition of Ceridian Benefits Services, as a result of the acquisition of ABR in June 1999, accounted for nearly all of the increase in HRS revenue over the comparable 1999 quarter. Increased revenue from interest income, resulting from both a higher yield and a higher average balance of invested payroll and tax filing customer funds, benefited the revenue comparison, as did an April 1999 payroll services price increase. Revenue from sales of work-life and employee assistance programs increased modestly over the first quarter 1999 level. Decreases in the payroll and tax filing customer retention rate and in training services revenue adversely affected the revenue comparison.

    Costs and expenses increased primarily due to the addition of Ceridian Benefits Services. This increase includes additional SG&A expense of $5.4 million due to the amortization of goodwill and other intangibles arising from the ABR acquisition.

Comdata

    Revenue increased in comparison to the first quarter of 1999 due primarily to the March 1999 acquisition of a majority interest in SVS and to the subsequent growth of that business. Increased sales to the local fueling market and of new products also contributed to the revenue increase. The rise in diesel fuel prices since the first quarter of 1999 provided a temporary benefit to the current quarter revenue comparison, since a portion of Comdata's over-the-road revenue transactions are based on the face amount of the billing. Offsetting the benefit of this pricing factor, bad debt risk may have risen with the fuel prices. The disposition of certain product offerings in late 1999 and a reduction in phone resale revenue limited the current quarter revenue improvement over the 1999 quarter.

    The increase in costs and expenses in comparison to the first quarter of 1999 related primarily to the presence of SVS in the current quarter, including amortization of goodwill and intangibles from the acquisition. Bad debt expense within cost of revenue also increased by $1.4 million in the quarterly comparison. SG&A expense increased as the completion at the end of 1999 of the transfer of transaction processing to the buyer of Comdata's former gaming services business eliminated a source of cost relief.

Arbitron

    The increase in revenue over the first quarter 1999 level was reduced by $1.5 million as a result of a delay in billing pending the renewal of a major radio customer contract, now expected to occur in the second quarter of 2000. Without regard to the delayed billing, revenue would have increased by 8.3% over the prior year quarter.

    Costs and expenses increased over the first quarter 1999 level due to higher diary data collection costs, increased product development costs and an increase in the minority interest's return on the Scarborough joint venture earnings.

FINANCIAL CONDITION

Consolidated Statements of Cash Flows Highlights
(Dollars in millions)

	Three Months Ended March 31,
	2000	1999
Operating activities	$70.6	$38.2
Investing activities	(22.8)	(36.7)
Financing activities	(20.4)	7.0
Net cash flows provided (used)	$27.4	$8.5
Cash and equivalents at end of period	$86.8	$110.3

Reconciliation of Earnings to Cash Inflows (Outflows) from Operating Activities
(Dollars in millions)

	Three Months Ended March 31,
	2000	1999
Net earnings	$16.8	$41.8
Provision for deferred income taxes	9.8	21.4
Depreciation and amortization	22.2	14.7
Asset write-downs	18.3	—
Exit costs accrued, net of payments	8.6	(0.5)
Other reconciling items	0.3	0.3
Operating cash flows from earnings	76.0	77.7
Operating cash flows from working capital activities	(5.4)	(39.5)
Cash flows from operating activities	$70.6	$38.2

    Cash and equivalents increased by $27.4 million to $86.8 million during the first quarter of 2000 due to strong operating cash flows. While net earnings in the current quarter were $25.0 million below first quarter 1999 earnings, the impairment losses plus depreciation and amortization did not affect cash flows; and payment of most of the accrued exit costs will occur in subsequent quarters. Most of the $31.8 million increase in other accrued liabilities during the first quarter of 2000 was due to accrued exit costs reported in this period. The benefit to operating cash flows from deferral of income taxes was reduced by $11.6 million as compared to the first quarter of 1999 due primarily to a lower level of taxable earnings in the current quarter. As a result, the contribution of cash flows from net earnings changed little between the comparable quarters. Cash flows from working capital activities improved by $34.1 million in the quarterly comparison due primarily to a $28.2 million increase in Comdata drafts payable, related to the relationship of the quarter-end date and weekly draft clearing operations. A $28.1 million increase in Comdata receivables was largely offset by net collections in other business segments.

    Investing cash flows in the first quarter of 2000 included $12.9 million of construction in progress for the new Ceridian headquarters and the renovation of an office facility to be used by Ceridian Benefits Services. At March 31, 2000, capitalizable costs for the headquarters building amounted to $33.7 million of the $40.8 million estimated to be required to prepare the building for occupancy by June 2000. At March 31, 2000, construction costs for the renovation of the office facility amounted to $29.8 million of the $32.0 million estimated to be required to prepare the building for occupancy by June 2000.

    Financing cash flows in the first quarter of 2000 included the repurchase on the open market of $20 million face amount of Senior Notes and payments under the Canadian revolving credit facilities. Ceridian remains in compliance with all financial covenant tests in its credit agreements and at March 31, 2000 met the fixed charge coverage test of 2.75 times fixed charges at 6.77 times and the debt-to-capitalization test with a margin of $279.5 million.

    Stockholders' equity was increased in the first quarter of 2000 by a $3.0 million cumulative translation adjustment to the balance sheet due to a strengthening of the Canadian dollar to the U.S. dollar. The effect on individual assets and liabilities of this cumulative translation adjustment has been eliminated from the statements of cash flows and is reported in other comprehensive income in the accompanying notes to the consolidated financial statements.

    Ceridian expects to meet its liquidity needs from existing cash balances, cash flow from operations and borrowings under existing credit facilities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes in the Company's market risk during the three month period ended March 31, 2000. For additional information on market risk, refer to pages 13 and 14 of the Company's 1999 Annual Report to Stockholders under the heading "Market Risk Disclosure" (which is incorporated by reference into Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.
Exhibit	Description
27.01	Financial Data Schedule.
(b) Reports on Form 8-K.

On January 25, 2000, Ceridian filed a Current Report on Form 8-K, dated January 25, 2000, containing its press release reporting fourth quarter and full year 1999 earnings results and major U.S. payroll initiatives and investments resulting in lowered expectations for 2000.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended March 31, 2000, to be signed on its behalf by the undersigned thereunto duly authorized.

CERIDIAN CORPORATION Registrant
Date: May 11, 2000	/s/ L. D. GROSS L. D. Gross Vice President and Corporate Controller (Principal Accounting Officer)

CERIDIAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

March 31, 2000

EXHIBIT INDEX

Exhibit	Page
27.01 Financial Data Schedule	Filed electronically herewith.

QuickLinks

  (Mark One)
CERIDIAN CORPORATION AND SUBSIDIARIES FORM 10-Q
INDEX
FORM 10-Q
  PART I. FINANCIAL INFORMATION
  ITEM I. FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  RESULTS OF OPERATIONS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE