Form 10-Q
period 2000-06-30
CERIDIAN CORP
filed 2000-08-11
CIK 109758

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

or

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
 Not Applicable

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of registrant's Common Stock, par value $.50 per share, outstanding as of July 31, 2000, was 145,211,627.

CERIDIAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

INDEX

Pages
Part I. Financial Information
Item 1. Financial Statements
Consolidated Statements of Operations for the three and six month periods ended June 30, 2000 and 1999	3
Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999	4
Consolidated Statements of Cash Flows for the six month periods ended June 30, 2000 and 1999	5
Notes to Consolidated Financial Statements	6

    In the opinion of Ceridian Corporation ("Ceridian" or the "Company"), the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as set forth in the notes to consolidated financial statements) necessary to present fairly the Company's financial position as of June 30, 2000, and results of operations for the three and six month periods and cash flows for the six month periods ended June 30, 2000 and 1999.

    The results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

    The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

FORM 10-Q

Ceridian Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Periods Ended June 30,
	Three Months		Six Months
	2000	1999	2000	1999
	(Dollars in millions, except per share data)
Revenue	$343.8	$322.2	$705.6	$643.6
Costs and Expenses
Cost of revenue	161.1	151.3	327.7	296.1
Selling, general and administrative	101.5	93.5	209.8	186.1
Research and development	18.8	18.5	37.3	37.1
Other expense (income)	1.2	1.1	33.4	1.7

Total costs and expenses	282.6	264.4	608.2	521.0

Earnings before interest and taxes	61.2	57.8	97.4	122.6
Interest income	0.8	2.1	1.8	3.8
Interest expense	(9.6)	(3.2)	(19.5)	(4.1)

Earnings before income taxes	52.4	56.7	79.7	122.3
Income tax provision	20.2	21.0	30.7	44.8

Net earnings	$32.2	$35.7	$49.0	$77.5

Basic earnings per share	$0.22	$0.25	$0.34	$0.54
Diluted earnings per share	$0.22	$0.24	$0.34	$0.52
Shares used in calculations (in 000's)
Weighted average shares (basic)	145,051	144,590	144,919	144,338
Dilutive securities	1,704	4,265	1,022	4,643

Weighted average shares (diluted)	146,755	148,855	145,941	148,981

See notes to consolidated financial statements.

FORM 10-Q

Ceridian Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2000	December 31, 1999
	(Dollars in millions)
Assets
Cash and equivalents	$58.2	$59.4
Short-term investments	22.0	22.0
Trade receivables, less allowance of $22.4 and $19.5	444.4	415.8
Other receivables	44.8	44.6
Current portion of deferred income taxes	79.8	78.7
Other current assets	25.5	24.8

Total current assets	674.7	645.3
Property, plant and equipment, net	209.5	192.8
Goodwill and other intangibles, net	1,083.3	1,047.2
Software and development costs, net	44.2	48.3
Prepaid pension cost	123.2	118.3
Other noncurrent assets	3.3	8.0

Total assets	$2,138.2	$2,059.9

Liabilities and Stockholders' Equity
Short-term debt and current portion of long-term obligations	$0.2	$0.2
Accounts payable	39.5	47.5
Drafts and customer funds payable	182.2	136.9
Customer advances	15.2	14.6
Deferred income	31.8	34.5
Accrued taxes	66.3	74.8
Employee compensation and benefits	63.5	69.5
Other accrued expenses	90.2	73.7

Total current liabilities	488.9	451.7
Long-term obligations, less current portion	584.1	611.1
Deferred income taxes	38.8	10.3
Employee benefit plans	77.4	77.7
Other noncurrent liabilities	52.3	66.4
Stockholders' equity	896.7	842.7

Total liabilities and stockholders' equity	$2,138.2	$2,059.9

See notes to consolidated financial statements.

FORM 10-Q

Ceridian Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Periods Ended June 30, Six Months
	2000	1999
	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$49.0	$77.5
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Deferred income tax provision	28.5	40.0
Depreciation and amortization	45.0	32.2
Asset write-downs	18.3	—
Accrued exit costs	12.2	—
Payment of accrued exit costs	(7.8)	(1.2)
Other	0.1	5.0
Net change in working capital items:
Trade and other receivables	(32.2)	(34.3)
Accounts payable	(3.1)	(2.4)
Drafts and customer funds payable	40.4	11.9
Employee compensation and benefits	(6.5)	(16.7)
Accrued taxes	(6.5)	(3.4)
Other current assets and liabilities	(3.9)	(2.6)

Net cash provided by operating activities	133.5	106.0
CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant and equipment	(40.4)	(23.9)
Expended for software and development costs	(10.7)	(17.3)
Expended for investments in and advances to businesses, less cash acquired	(65.1)	(672.0)
Proceeds from sales of short-term investments	—	—
Proceeds from sales of businesses and assets	2.1	3.3

Net cash provided by (used for) investing activities	(114.1)	(709.9)
CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit and overdrafts, net	(7.5)	143.4
Borrowings of other debt	—	444.8
Repayment of other debt	(20.1)	(0.2)
Exercise of stock options and other	7.0	20.0

Net cash provided by (used for) financing activities	(20.6)	608.0
NET CASH PROVIDED (USED)	(1.2)	4.1
Cash and equivalents at beginning of period	59.4	101.8

Cash and equivalents at end of period	$58.2	$105.9

See notes to consolidated financial statements.

FORM 10-Q

CERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2000

(Dollars in millions, except per share data)
(Unaudited)

INVESTING ACTIVITY

    In May 2000, Comdata completed the acquisition of Stored Value Systems, Inc. ("SVS") by exercising its option to purchase the remaining 49% interest and paying $50.9. Goodwill and other intangibles related to this transaction amounted to $51.2, which will be amortized over periods of 2 to 15 years. Comdata purchased a majority interest in SVS in March 1999.

    Also during the first half of 2000, Ceridian made payments of $14.2 for purchase acquisitions, including the acquisition in June 2000 of a payroll service that operates primarily in the United Kingdom and performance-based purchase price adjustments related to prior year acquisitions.

LEGAL MATTERS

Securities Litigation Settlement

    On March 31, 2000, the U.S. District Court approved the finalized settlement of the securities litigation involving Ceridian and ten of its current and former executive officers which began in 1997. The finalized settlement of $5.2, a portion of which was covered by insurance, did not have a material adverse effect on Ceridian's financial position or results of operations. Ceridian and the individual defendants denied any wrongdoing or liability related to the lawsuit, but concluded that further conduct of the litigation would be expensive and protracted.

Flying J and NCR

    Flying J, Inc., which operates a chain of truck stops, and its affiliated entities, filed a complaint in the United States District Court for the Northern District of Utah against Comdata, alleging violations of federal and state antitrust laws and asserting state law claims of interference with contractual relations and unfair competition. The complaint, which was originally filed on July 11, 1996, has subsequently been amended four times. In addition, NCR Corporation ("NCR") has intervened in this lawsuit as an additional plaintiff, filing a complaint on September 10, 1999 alleging claims similar to those asserted by the Flying J Plaintiffs. The Flying J Plaintiffs and NCR (collectively, the "Plaintiffs") have indicated their intention to add Ceridian as a party to this lawsuit in the near future. This lawsuit is presently set for a jury trial beginning in July 2001.

    Although Plaintiffs have not specified the amount of alleged damages they will claim, based on Plaintiff's positioning in recent discovery proceedings, Comdata believes the amount of damages that will be claimed by Plaintiffs will be substantial. Comdata believes Plaintiffs' claims are without merit, is contesting each of the claims asserted by the Plaintiffs, and intends to continue to defend this matter vigorously.

	June 30, 2000	December 31, 1999
STOCKHOLDERS' EQUITY
Common Stock
Par value—$.50
Shares authorized—500,000,000
Shares issued—161,685,596 and 161,685,596	$80.8	$80.8
Shares outstanding—145,196,194 and 144,734,368
Additional paid-in capital	1,124.4	1,126.2
Retained earnings	61.1	12.1
Treasury stock, at cost (16,489,402 and 16,951,228 common shares)	(354.7)	(364.6)
Accumulated other comprehensive income:
Cumulative translation adjustment	(6.3)	(3.2)
Pension liability adjustment	(8.6)	(8.6)

Total stockholders' equity	$896.7	$842.7

	For Periods Ended June 30,
	Three Months		Six Months
	2000	1999	2000	1999
COMPREHENSIVE INCOME (LOSS)
Net income	$32.2	$35.7	$49.0	$77.5
Items of other comprehensive income:
Change in foreign currency translation adjustment	(6.1)	0.1	(3.1)	(0.1)

Comprehensive income	$26.1	$35.8	$45.9	$77.4

	For Periods Ended June 30,
	Three Months		Six Months
	2000	1999	2000	1999
OTHER EXPENSE (INCOME)
Foreign currency translation expense (income)	$0.2	$—	$0.2	$0.1
Loss (gain) on sale of businesses and assets	—	(1.0)	0.1	(1.0)
Asset write-downs	—	—	18.3	—
Accrued exit costs	—	—	12.2	—
Minority interest in operations of consolidated affiliates	1.6	1.6	3.3	2.3
Other expense (income)	(0.6)	0.5	(0.7)	0.3

Total	$1.2	$1.1	$33.4	$1.7

    In March 2000, Ceridian approved plans to streamline management and improve customer service and the quality of operations, primarily in HRS, during 2000. These plans resulted from a review by Ceridian executive and business unit management teams announced in January 2000. To the extent that certain costs related to these planned actions were appropriately recognized as liabilities upon approval of the plan or related to impairments of asset values identified in the current period, Ceridian recorded as other expense (income) charges of $44.7 in first quarter 2000. These charges include $26.4 of accrued exit costs and $18.3 for impairment of asset values ("asset write-downs"). Additionally, during first quarter 2000, Ceridian credited other expense (income) with a recovery of unused accruals of $14.2, provided as a result of restructuring and similar actions in prior years.

    The people costs involve involuntary termination notices for approximately 500 employment positions, primarily in HRS of which approximately 280 had been eliminated by June 30, 2000. The other exit costs are incremental costs directly related to terminated activities and not to continuing operations, primarily the lease cost for idled facilities and contract termination fees. With the exception of costs related to long-term leases, payment of accrued exit costs is expected to take place during 2000. The following table presents the utilization of exit cost accruals to date.

Utilization of Exit Cost Accruals

	Initial Accrual	Payments	Balance June 30, 2000
People costs	$16.4	$(3.6)	$12.8
Other exit costs	10.0	(2.5)	7.5

Total exit costs	$26.4	$(6.1)	$20.3

	June 30, 2000	December 31, 1999
CAPITAL ASSETS
Property, Plant and Equipment
Land	$14.8	$14.8
Machinery and equipment	233.2	233.9
Buildings and improvements	64.6	65.3
Construction in progress	79.2	54.7

	391.8	368.7
Accumulated depreciation	(182.3)	(175.9)

Property, plant and equipment, net	$209.5	$192.8

Goodwill and Other Intangibles
Goodwill	$1,025.4	$973.4
Accumulated amortization	(80.0)	(63.9)

Goodwill, net	945.4	909.5

Other intangible assets	168.9	164.5
Accumulated amortization	(31.0)	(26.8)

Other intangibles, net	137.9	137.7

Goodwill and other intangibles, net	$1,083.3	$1,047.2

Software and Development Costs
Purchased software	$33.7	$33.9
Other software development cost	43.7	45.7

	77.4	79.6
Accumulated amortization	(33.2)	(31.3)

Software and development costs, net	$44.2	$48.3

	For Periods Ended June 30, Six Months
	2000	1999
Depreciation and Amortization
Depreciation and amortization of property, plant and equipment	$20.1	$17.6
Amortization of goodwill	17.7	11.4
Amortization of other intangibles	7.5	3.9
Amortization of software and development costs	4.5	3.3
Pension credit	(4.8)	(4.0)

Total	$45.0	$32.2

CERIDIAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

June 30, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Ceridian Corporation contained in this report that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "likely," "expects," "anticipates," "estimates," "believes" or "plans," or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to Ceridian that could cause such material differences are identified and discussed from time to time in Ceridian's filings with the Securities and Exchange Commission, including those factors discussed in this quarterly report on Form 10-Q, in Item 5 of Ceridian's Current Report on Form 8-K dated July 18, 2000, which discussion is incorporated herein by reference, and on pages 15 through 18 of Ceridian's 1999 Annual Report to Stockholders under the heading "Cautionary Factors That Could Affect Future Results," which is incorporated by reference into Part II, Item 7 of Ceridian's Annual Report on Form 10-K for the year ended December 31, 1999, which discussion is also incorporated herein by reference. Such important factors include implementation and success of plans to improve performance of U.S. payroll business, government regulation changes on timing of remittance and interest rate changes and investment income from customer deposits, ability to increase revenue from cross-selling efforts and new products, ability to improve operating margins in Human Resource Services, customer retention, effecting system upgrades and conversions, deferrals in installations related to the Year 2000 event, consolidation in radio broadcasting industry, ability to adapt to changing technology, acquisition risks, competitive conditions, liability as a portability administrator, changes in government regulations, risks associated with or related to the proposed reverse spin-off transaction involving Arbitron, and other factors such as trade, monetary and fiscal policies and political and economic conditions. Ceridian undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosure Ceridian makes on related subjects in future reports to the SEC.

NEW DEVELOPMENTS

    On July 18, 2000, Ceridian announced its intention to separate its human resource services businesses ("HRS") and Comdata from its media information services business, Arbitron, into two independent, publicly-traded companies. The separation would be effected by a reverse spin-off of a new entity consisting of HRS and Comdata. While Ceridian can give no assurances that the reverse spin-off will occur, it currently anticipates the reverse spin-off to be completed by the end of the year. The proposed reverse spin-off is contingent upon a number of events, including the receipt of a favorable ruling from the Internal Revenue Service regarding the tax-free nature of the transaction. Ceridian expects to take a special charge, currently estimated to be about $25 to $30 million, during the fourth quarter of 2000 to cover transaction fees and costs related to the restructuring of Ceridian's debt. Ceridian's Board of Directors will determine the final distribution ratio and the record and distribution dates for the reverse spin-off at a later date. The transaction is intended to be in the form of a tax-free dividend.

RESULTS OF OPERATIONS

Consolidated Results

    For the second quarter of 2000, Ceridian reported net earnings of $32.2 million, or $.22 per diluted share of common stock, on revenue of $343.8 million. For the second quarter of 1999, Ceridian reported net earnings of $35.7 million, or $.24 per diluted share of common stock, on revenue of $322.2 million. Cash earnings per share were $.30 for the second quarter of 2000, compared to $.29 for the second quarter of 1999.

    Cash earnings per share are determined by adding back to net earnings the amount of amortization expense for the period, net of income taxes, that relates to values assigned to goodwill and other intangibles arising from the acquisition of businesses ("acquisition amortization") and dividing that amount by diluted shares outstanding for that period. Cash earnings per share does not represent a measure of cash flow from operations, as defined by generally accepted accounting principles. Cash earnings per share should not be considered a substitute either for earnings per share as an indicator of Ceridian's operating performance or for cash flow as a measure of Ceridian's liquidity. Ceridian's determination and presentation of cash earnings per share may not be comparable to similarly titled measures reported by other companies.

    In order to assist comparisons, certain of the following tables and the related discussion of the results of operations present pro forma information that eliminates the net unusual charges and the related income taxes. Acquisition amortization is presented separately from other SG&A expense. Certain percentage relationships that are not meaningful ("NM") are not presented.

Statements of Operations Second Quarter Comparisons

	Amount		Inc (Dec)		% of Revenue
	2000	1999	$	%	2000	1999
	(Dollars in millions, except per share data)
Revenue	$343.8	$322.2	21.6	6.7	100.0	100.0
Cost of revenue	161.1	151.3	9.8	6.5	46.9	47.0
Acquisition amortization	13.0	8.9	4.1	45.8	3.8	2.8
SG&A expense—other	88.5	84.6	3.9	4.8	25.7	26.2
R&D expense	18.8	18.5	0.3	1.5	5.5	5.7
Other expense (income)	1.2	1.1	0.1	7.8	0.3	0.3
Total costs	282.6	264.4	18.2	6.9	82.2	82.0
EBIT	61.2	57.8	3.4	5.6	17.8	18.0
Interest income (expense), net	(8.8)	(1.1)	(7.7)	NM	(2.5)	(0.4)
Income taxes	20.2	21.0	(0.8)	(3.7)	5.9	6.5
Net earnings	$32.2	$35.7	(3.5)	(9.9)	9.4	11.1
Diluted EPS	$0.22	$0.24	(0.02)	(8.3)
Cash EPS	$0.30	$0.29	0.01	3.4

    The increase in consolidated revenue in the second quarter of 2000 compared to the second quarter of 1999 resulted primarily from the acquisition of ABR Information Services, Inc. ("ABR"), now known as Ceridian Benefits Services, in June 1999. Investment income from payroll and tax filing customer deposits increased by $4.8 million over the 1999 period. A decline in the customer retention rate for payroll and tax filing during 1999 and a lower level of orders for installation during the first half of 2000 negatively affected the revenue comparison for the quarter. The increase in second quarter costs and expenses from 1999 to 2000 was due in large part to the ABR acquisition, including the amortization of goodwill and other intangibles recorded as a result of this purchase transaction and interest expense on acquisition borrowings. The effective tax rate for the second quarter of 2000 was 38.6% compared to a rate of 37.0% for the second quarter of 1999.

    First half 2000 results were significantly affected by a net first quarter charge of $30.5 million, comprised of $44.7 million of unusual charges reduced by the recovery of $14.2 million of accruals from unusual charges in prior years, recorded as Other Expense (Income). If reduced by the estimated income tax benefit applicable to the unusual charges, the impact on net earnings would be $18.7 million or $.12 per diluted common share. Further details are provided in an accompanying note to the consolidated financial statements that is entitled "Other Expense (Income)."

Statements of Operations Year-to-date June 30 Comparisons on a Pro Forma Basis

	Amount		Inc (Dec)		% of Revenue
	2000	1999	$	%	2000	1999
	(Dollars in millions, except per share data)
Revenue	$705.6	$643.6	62.0	9.6	100.0	100.0
Cost of revenue	327.7	296.1	31.6	10.7	46.4	46.0
Acquisition amortization	24.6	15.1	9.5	63.1	3.5	2.3
SG&A expense—other	185.2	171.0	14.2	8.4	26.3	26.6
R&D expense	37.3	37.1	0.2	0.6	5.3	5.8
Other expense (income)	2.9	1.7	1.2	NM	0.4	0.3
Total costs	577.7	521.0	56.7	10.9	81.9	80.9
EBIT	127.9	122.6	5.3	4.2	18.1	19.1
Interest income (expense), net	(17.7)	(0.3)	(17.4)	NM	(2.5)	0.1
Income taxes	42.5	44.8	(2.3)	(5.2)	6.0	7.0
Net earnings	$67.7	$77.5	(9.8)	(12.7)	9.6	12.0
Diluted EPS	$0.46	$0.52	(0.06)	(11.5)
Cash EPS	$0.62	$0.61	0.01	1.6

    The increase in consolidated revenue in the first six months of 2000 compared to the first six months of 1999 resulted primarily from the acquisitions of Stored Value Systems ("SVS") and ABR. Investment income from payroll and tax filing customer deposits increased by $9.0 million over the 1999 period. A decline in the customer retention rate for payroll and tax filing during 1999 and a lower level of orders for installation during the first half of 2000 negatively affected the revenue comparison for the first six months of the year. Although a number of significant orders were received during the second quarter of 2000, these orders will not affect revenue significantly until later in the year. Signs of improvements in customer satisfaction in the U.S. payroll and tax filing business are expected to lead to improved customer retention, although that outcome may not be clear until the beginning of the next calendar year.

    The increase in costs and expenses from the first half of 1999 to the first half of 2000 was due in large part to the acquisitions mentioned above, including the amortization of goodwill and other intangibles recorded as a result of these purchase transactions and interest expense on ABR acquisition borrowings. The effective tax rate for the first six months of 2000 was 38.6% compared to a rate of 36.6% for the first six months of 1999.

Business Segment Results

Segment Second Quarter Comparisons

	Amount		Inc (Dec)		% of Revenue
	2000	1999	$	%	2000	1999
	(Dollars in millions)
Revenue
HRS	$208.2	$193.0	15.2	7.9	60.6	59.9
Comdata	74.9	74.7	0.2	0.2	21.8	23.2
Arbitron	60.7	54.5	6.2	11.3	17.6	16.9
Total	$343.8	$322.2	21.6	6.7	100.0	100.0
EBIT
HRS	$18.9	$21.3	(2.4)	(11.6)	9.1	11.1
Comdata	19.4	17.8	1.6	8.8	25.8	23.8
Arbitron	22.9	18.7	4.2	22.2	37.8	34.4
Total	$61.2	$57.8	3.4	5.6	17.8	18.0

Segment Year-to-date June 30 Comparisons on a Pro Forma Basis

	Amount		Inc (Dec)		% of Revenue
	2000	1999	$	%	2000	1999
	(Dollars in millions)
Revenue
HRS	$442.0	$397.3	44.7	11.2	62.6	61.7
Comdata	150.7	142.2	8.5	6.0	21.4	22.1
Arbitron	112.9	104.1	8.8	8.4	16.0	16.2
Total	$705.6	$643.6	62.0	9.6	100.0	100.0
EBIT
HRS	$54.3	$58.0	(3.7)	(6.4)	12.3	14.6
Comdata	34.3	30.1	4.2	13.7	22.7	21.1
Arbitron	39.3	34.5	4.8	13.8	34.8	33.2
Total	$127.9	$122.6	5.3	4.2	18.1	19.1

Human Resource Services

    The addition of Ceridian Benefits Services, as a result of the acquisition of ABR in June 1999, provided nearly all of the increase in HRS revenue in both the quarterly and year-to-date comparisons. Investment income from payroll and tax filing customer deposits for the second quarter of 2000 increased by $4.8 million over the 1999 second quarter as average balances increased by 8.4% and the yield increased by 54 basis points to 6.08%. In the year-to-date comparison, investment income from payroll and tax filing customer deposits increased by $9.0 million over the 1999 period as average balances increased by 7.9% and the yield increased by 46 basis points to 5.97%. Decreases in the payroll and tax filing customer retention rate and in training services revenue adversely affected both revenue comparisons. Revenue from sales of work-life and employee assistance programs remained at the same level as first half 1999.

    Costs and expenses increased primarily due to the addition of Ceridian Benefits Services in both the second quarter and first half comparisons. This increase includes additional SG&A expense of $1.9 million in the quarterly comparison and $7.3 million in the first half comparison due to the amortization of goodwill and other intangibles arising from the ABR acquisition. Higher depreciation and amortization charges related to payroll and tax filing systems put in service in late 1999 and early

2000 also adversely affected comparisons for both periods. Selling costs in the U.S. payroll business decreased, particularly in the second quarter comparison, due in part to the initiatives described in the discussion of unusual charges recorded in the first quarter of 2000.

Comdata

    Revenue remained essentially the same in the second quarter of 2000 compared to the second quarter of 1999. Revenue growth in the retail card business of SVS was more than offset by the loss of revenue resulting from the sales in 1999 of two small businesses and diminishing revenue from the resale of telephone services. Revenue from other products and services increased in the quarterly comparison despite one-time sales of Y2K-related equipment upgrades in the second quarter of 1999. A full six months of SVS revenue in the first half of 2000 compared to four months of post-acquisition revenue for the first half of 1999 increased the contribution of that acquisition to the year-to-date revenue comparison. Increased sales to the local fueling market, particularly in the first quarter of 2000, also contributed to the year-to-date revenue increase. A leveling of diesel fuel prices during the second quarter of 2000, the limited effect of such price movements on Comdata revenue and consideration of potentially offsetting business risk involved with higher customer operating costs have reduced the significance of changes in fuel price levels for assessing revenue performance.

    Costs and expenses decreased in the second quarter comparison due to the elimination of costs and expenses of the small businesses sold in 1999, a lower bad debt provision and reduced telephone resale costs. These reductions were offset in part by higher SVS costs and expenses, including additional amortization of goodwill and other intangibles related to the acquisition of the remaining interest in SVS in May 2000. Other increases to costs and expenses in the quarterly comparison included a second quarter 2000 scheduled increase in contracted transaction processing costs and the cessation of payments received for transitional services provided to the buyer of a former Comdata business. For the year-to-date comparison, the bad debt provision was little changed from the 1999 level and the additional SVS amortization expenses and increased contracted processing costs were less significant than in the quarterly comparison.

Arbitron

    The increase in second quarter 2000 revenue over the second quarter 1999 level was affected by the delay of a billing for $1.5 million from first quarter to second quarter 2000 at which time a major radio customer contract renewal was signed. Without regard to the delayed billing, second quarter 2000 revenue would have increased by 8.5% over the prior year quarter. The year-to-date 2000 increase over the 1999 period related primarily to price escalators in multi-year customer contracts, increased software product and report sales, and an increased number of ratings subscribers.

    Costs and expenses increased in both the quarterly and year-to-date comparisons due to higher diary data collection costs, increased sales commissions and product development costs, and an increase in the minority interest's return on higher Scarborough joint venture earnings.

FINANCIAL CONDITION

Consolidated Statements of Cash Flows Highlights

	Six Months Ended June 30,
	2000	1999
	(Dollars in millions)
Operating activities	$133.5	$106.0
Investing activities	(114.1)	(709.9)
Financing activities	(20.6)	608.0
Net cash flows provided (used)	$(1.2)	$4.1
Cash and equivalents at end of period	$58.2	$105.9

Reconciliation of Earnings to Cash Inflows (Outflows) from Operating Activities

	Six Months Ended June 30,
	2000	1999
	(Dollars in millions)
Net earnings	$49.0	$77.5
Provision for deferred income taxes	28.5	40.0
Depreciation and amortization	45.0	32.2
Asset write-downs	18.3	—
Exit costs accrued, net of payments	4.4	(1.2)
Other reconciling items	0.1	5.0
Operating cash flows from earnings	145.3	153.5
Operating cash flows from working capital activities	(11.8)	(47.5)
Cash flows from operating activities	$133.5	$106.0

    Cash and equivalents decreased by $1.2 million to $58.2 million during the first half of 2000 as strong operating cash flows were applied primarily to investing activities. Operating cash flows increased by $27.5 million in the first half of 2000 compared to the comparable 1999 period as an improvement in cash flows from working capital items more than offset a decrease in operating cash flows from earnings. After adjustment for noncash items included in earnings, operating cash flows from earnings in the first half of 2000 decreased by $8.2 million from the first half 1999 level for reasons previously discussed under "Results of Operations." Cash flows from working capital activities for the first half of 2000 improved by $35.7 million over the first six months of 1999. The principal factor in this improvement was a $40.4 million increase in Comdata drafts payable during the first six months of 2000 compared to a $11.9 increase in the comparable 1999 period. The relationship of the period-end date and the timing of weekly draft clearing operations significantly affect the amount of drafts payable and receivables outstanding. Additionally, net payments of employee compensation and benefits during the first half of 2000 were $10.2 million less than in the comparable 1999 period. The increase in receivables outstanding during the first half of 2000 utilized $32.2 million in cash flows, compared to a use of $34.3 million in the first half of 1999. An increase in cash utilized by Comdata receivables of $45.4 million during the first half of 2000 was offset principally by net collections in HRS. During the first half of 1999, the increase in cash utilized by Comdata receivables was $35.5 million.

    Investing cash flows in the first half of 2000 included $50.9 million for the May acquisition of the remaining ownership interest in SVS. Also during the first half of 2000, Ceridian made payments of $14.2 related to purchase acquisitions made during the second quarter of 2000 and in prior years. Further information on first half 2000 acquisitions is provided in the accompanying note to the consolidated financial statements entitled "Investing Activity." The first half of 1999 investing cash flows included the acquisitions of a majority interest in SVS for $20.3 million and ABR for $644.0 million. Capital expenditures during the first half of 2000 amounted to $51.1 million, compared to $41.2 million in the first half of 1999. The most significant capital expenditures in the first half of 2000 involved $24.7 million of construction in progress, including furnishings and capitalized interest, for the new Ceridian headquarters and the renovation of an office facility to be used by Ceridian Benefits Services. At June 30, 2000, capitalizable costs for construction and furnishing the headquarters building amounted to $40.0 million, including $11.9 million expended during the first half of 2000. At June 30, 2000, capitalizable costs for the renovation and furnishing of the office facility amounted to $39.2 million, including $12.8 million expended during the first half of 2000. Additional costs to complete the two projects during the third quarter of 2000 are estimated to be $3.6 million. Upon completion, construction in progress will be reclassified to the appropriate capital asset accounts, capitalization of interest will cease and depreciation charges will commence.

    Financing cash flows in the first half of 2000 included the repurchase on the open market of $20 million face amount of Senior Notes and payments under the Canadian revolving credit facilities. Financing cash flows during the first half of 1999 resulted primarily from financing arrangements related to the acquisition of ABR. Ceridian remains in compliance with all financial covenant tests in its credit agreements and at June 30, 2000 met the fixed charge coverage test of 2.75 times fixed charges at 5.77 times and the debt-to-capitalization test with a margin of $322.9 million.

    Stockholders' equity was decreased in the first half of 2000 by a $3.1 million cumulative translation adjustment to the balance sheet due to a strengthening of the U.S. dollar against the Canadian dollar and the pound sterling during the second quarter of the year. The effect on individual assets and liabilities of this cumulative translation adjustment has been eliminated from the statements of cash flows and is reported in other comprehensive income in the accompanying notes to the consolidated financial statements.

    Ceridian expects to meet its liquidity needs from existing cash balances, cash flow from operations and borrowings under existing credit facilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes in the Company's market risk during the three and six month periods ended June 30, 2000. For additional information on market risk, refer to pages 13 and 14 of the Company's 1999 Annual Report to Stockholders under the heading "Market Risk Disclosure" (which is incorporated by reference into Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    Ceridian and its subsidiaries are involved in a number of judicial and administrative proceedings considered normal in the nature of its current and past operations, including employment-related disputes, contract disputes, government proceedings, customer disputes, and tort claims. In some proceedings, the claimant seeks damages as well as other relief, which, if granted, would require substantial expenditures on the part of Ceridian.

    Some of these matters raise difficult and complex factual and legal issues, and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular action, and the jurisdiction, forum and law under which each action is proceeding. Because of this complexity, final disposition of some of these proceedings may not occur for several years. As such, Ceridian is not always able to estimate the amount of its possible future liabilities. There can be no certainty that Ceridian may not ultimately incur charges in excess of presently or future established accruals or insurance coverage. Although occasional adverse decisions (or settlements) may occur, it is the opinion of management that the final disposition of these proceedings will not, considering the merits of the claims and available reserves, have a material adverse effect on Ceridian's financial position or results of operations.

Securities Litigation Settlement

    On March 31, 2000, the U.S. District Court approved the finalized settlement of the securities litigation involving Ceridian and ten of its current and former executive officers which began in 1997. The finalized settlement of $5 million plus $175,000 in administrative costs, a portion of which was covered by insurance, did not have a material adverse effect on Ceridian's financial position or results of operations. Ceridian and the individual defendants denied any wrongdoing or liability related to the lawsuit, but concluded that further conduct of the litigation would be expensive and protracted. We refer you to Note L, Legal Matters, on page 40 of our 1999 Annual Report to Stockholders for more information regarding the securities litigation.

Flying J and NCR

    Flying J, Inc., which operates a chain of truck stops, and its affiliated entities, TCH, LLC, CFJ Properties, Inc., TFJ and TON Services, Inc. (collectively, the "Flying J Plaintiffs"), filed a complaint in the United States District Court for the Northern District of Utah against Comdata Network, Inc., a wholly-owned subsidiary of Ceridian ("Comdata"), alleging violations of federal and state antitrust laws and asserting state law claims of interference with contractual relations and unfair competition. The complaint, which was originally filed on July 11, 1996, has subsequently been amended four times. In addition, NCR Corporation ("NCR") has intervened in this lawsuit as an additional plaintiff, filing a complaint on September 10, 1999, alleging claims similar to those asserted by the Flying J Plaintiffs. The Flying J Plaintiffs and NCR (collectively, the "Plaintiffs") have indicated their intention to move to add Ceridian as a party to this lawsuit in the near future. This lawsuit is presently set for a jury trial beginning in July 2001.

    The Flying J Plaintiffs allege that Comdata unlawfully interfered with their efforts to market a point-of-sale device called "ROSS," a kiosk device called "Roadlinks," and a fuel card called the "TCH" card. Specifically, the Flying J Plaintiffs allege that Comdata has unlawfully refused to accept the TCH card on Comdata's Trendar point-of-sale system. Flying J also alleges that Comdata unlawfully caused TIC Financial Systems, Inc., a payment card company acquired by Comdata, to cease doing business with Flying J and that Comdata acquired the assets of NTS, Inc., a card company, in order to harm Flying J. Flying J alleges further that Comdata unlawfully terminated the acceptance of Comdata's Comchek® card at Flying J locations in response to Flying J's marketing efforts, which allegedly resulted in lost fuel sales at Flying J branded locations. NCR alleges that it would have been the designated third-party support representative for ROSS and, as a result, has allegedly suffered lost profits arising from lost hardware sales, support fees, and installation revenue because it has not participated in any successful sales or support effort for ROSS outside the Flying J network to date.

    The Plaintiffs seek unspecified compensatory and punitive damages and injunctive relief requiring Comdata to allow Comchek® and FDIS (a data capture and reporting feature presently only processed through the Trendar point-of-sale system) transactions to be processed on ROSS and requiring Comdata to allow TCH transactions to be processed on the Trendar point-of-sale system. In addition, with respect to certain antitrust claims, Plaintiffs are seeking to be awarded three times their claimed actual damages. Although Plaintiffs have not specified the amount of alleged damages they will claim, based on Plaintiffs' positioning in recent discovery proceedings, Comdata believes the amount of damages that will be claimed by Plaintiffs will be substantial. Comdata believes Plaintiffs' claims are without merit, is contesting each of the claims asserted by the Plaintiffs, and intends to continue to defend this matter vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

    Ceridian's annual meeting of stockholders was held on May 25, 2000. Of the 144,880,960 shares of Ceridian common stock entitled to vote at the meeting, 130,463,263 shares were present at the meeting in person or by proxy.

    The nine people designated by Ceridian's Board of Directors as nominees for director were elected, with voting as follows:

Nominee	Total Votes For	Total Votes Withheld
Bruce R. Bond	114,376,280	16,086,983
William J. Cadogan	129,827,173	636,090
Nicholas D. Chabraja	129,819,038	644,225
Robert H. Ewald	129,829,251	634,012
Ronald T. LeMay	129,753,772	709,491
George R. Lewis	129,755,221	708,042
Ronald L. Turner	129,824,334	638,929
Carole J. Uhrich	129,825,097	638,166
Paul S. Walsh	129,815,418	647,845

    Stockholders also voted to approve the Ceridian Corporation 2000 Director Performance Incentive Plan. The number of votes FOR approval of this plan was 106,603,894; the number AGAINST was 23,449,849; and the number ABSTAINING was 409,520.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits.
Exhibit	Description
10.01	Form of Stock Option Award Agreement Under the Ceridian Corporation 2000 Director Performance Incentive Plan.
10.02	First Amendment to Executive Employment Agreement between Ronald L. Turner and Ceridian Corporation dated May 31, 2000.
10.03	Consulting Agreement between Lawrence Perlman and Ceridian Corporation dated May 1, 2000.
27.01	Financial Data Schedule.

  (b)
  Reports on Form 8-K.

    On April 19, 2000, Ceridian filed a Current Report on Form 8-K, dated April 19, 2000, containing its press release reporting first quarter 2000 earnings results, special charges taken in the first quarter of 2000, and Ronald L. Turner being named Chairman of the Board effective May 1, 2000.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended June 30, 2000, to be signed on its behalf by the undersigned thereunto duly authorized.

CERIDIAN CORPORATION Registrant
Date: August 11, 2000	By:	/s/ L.D. GROSS L.D. Gross Vice President and Corporate Controller (Principal Accounting Officer)

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2000

EXHIBIT INDEX

Exhibit		Page
10.01	For of Stock Option Award Agreement Under the Ceridian Corporation 2000 Director Performance Incentive Plan.	Filed electronically herewith.
10.02	First Amendment to Executive Employment Agreement between Ronald L. Turner and Ceridian Corporation dated May 31, 2000.	Filed electronically herewith.
10.03	Consulting Agreement between Lawrence Perlman and Ceridian Corporation dated May 1, 2000.	Filed electronically herewith.
27.01	Financial Data Schedule	Filed electronically herewith.

QuickLinks

INDEX
  PART I. FINANCIAL INFORMATION
  ITEM I. FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Human Resource Services
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE