Form 10-Q
period 2000-09-30
CERIDIAN CORP
filed 2000-11-14
CIK 109758

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of registrant's Common Stock, par value $.50 per share, outstanding as of October 31, 2000, was 145,660,305.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q

INDEX

Pages
Part I. Financial Information
Item 1. Financial Statements
Consolidated Statements of Operations for the three and nine month periods ended September 30, 2000 and 1999	3
Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999	4
Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2000 and 1999	5
Notes to Consolidated Financial Statements	6

    In the opinion of Ceridian Corporation ("Ceridian" or the "Company"), the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as set forth in the notes to consolidated financial statements) necessary to present fairly the Company's financial position as of September 30, 2000, and results of operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 2000 and 1999.

    The results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

    The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

Form 10-Q

Ceridian Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(Dollars in millions, except per share data)

	For Periods Ended September 30,
	Three Months		Nine Months
	2000	1999	2000	1999
Revenue	$279.3	$283.0	$872.0	$822.5
Costs and Expenses
Cost of revenue	135.4	140.5	424.8	399.5
Selling, general and administrative	84.4	82.6	267.9	244.1
Research and development	15.8	14.2	46.1	45.3
Other expense (income)	0.8	(1.6)	32.2	(1.8)

Total costs and expenses	236.4	235.7	771.0	687.1

Earnings before interest and taxes	42.9	47.3	101.0	135.4
Interest income	1.0	1.6	2.8	5.3
Interest expense	(10.4)	(10.5)	(29.9)	(14.6)

Earnings before income taxes	33.5	38.4	73.9	126.1
Income tax provision	13.3	15.2	28.7	47.1

Earnings from continuing operations	20.2	23.2	45.2	79.0
Discontinued operations	13.7	11.7	37.7	33.4

Net earnings	$33.9	$34.9	$82.9	$112.4

Basic earnings per share
Continuing operations	$0.14	$0.16	$0.31	$0.55
Net earnings	$0.23	$0.24	$0.57	$0.78
Diluted earnings per share
Continuing operations	$0.14	$0.16	$0.31	$0.53
Net earnings	$0.23	$0.24	$0.57	$0.76
Shares used in calculations (in 000's)
Weighted average shares (basic)	145,380	144,743	145,073	144,472
Dilutive securities	2,150	2,673	1,399	4,057

Weighted average shares (diluted)	147,530	147,416	146,472	148,529
Antidilutive shares excluded	4,818	1,328	6,173	271

See notes to consolidated financial statements.

Form 10-Q

Ceridian Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)
(Dollars in millions)

	September 30, 2000	December 31, 1999
Assets
Cash and equivalents	$101.3	$58.5
Short-term investments	47.0	22.0
Trade receivables, less allowance of $18.7 and $17.5	439.8	399.0
Other receivables	23.2	23.8
Current portion of deferred income taxes	33.0	74.2
Net assets of discontinued operations	66.8	6.8
Other current assets	24.6	23.5

Total current assets	735.7	607.8
Property, plant and equipment, net	197.9	188.1
Goodwill, net	920.6	892.9
Other intangibles, net	132.3	135.3
Software and development costs, net	50.7	48.0
Prepaid pension cost	125.6	118.3
Other noncurrent assets	1.8	4.8

Total assets	$2,164.6	$1,995.2

Liabilities and Stockholders' Equity
Short-term debt and current
portion of long-term obligations	$0.4	$0.2
Accounts payable	37.1	41.6
Drafts and customer funds payable	192.9	136.9
Customer advances	15.5	14.6
Deferred income	29.5	33.7
Accrued taxes	67.8	43.1
Employee compensation and benefits	54.8	61.5
Other accrued expenses	87.7	71.0

Total current liabilities	485.7	402.6
Long-term obligations, less current portion	555.4	611.1
Deferred income taxes	56.9	10.3
Employee benefit plans	76.7	76.4
Other noncurrent liabilities	33.6	52.1
Stockholders' equity	956.3	842.7

Total liabilities and stockholders' equity	$2,164.6	$1,995.2

See notes to consolidated financial statements.

Form 10-Q

Ceridian Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Dollars in millions)

	For Periods Ended September 30, Nine Months
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$82.9	$112.4
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Earnings from discontinued operations	(37.7)	(33.4)
Deferred income tax provision	48.5	60.0
Depreciation and amortization	65.6	50.1
Asset write-downs	18.3	—
Other	4.3	1.8
Net change in working capital items:
Trade and other receivables	(44.0)	(57.6)
Accounts payable	(1.0)	0.3
Drafts and customer funds payable	52.3	9.7
Employee compensation and benefits	(7.4)	(8.1)
Accrued taxes	1.3	(1.1)
Other current assets and liabilities	(3.6)	(6.8)
Cash provided by operating activities of discontinued operations	34.3	37.4

Net cash provided by operating activities	213.8	164.7
CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant and equipment	(54.4)	(48.3)
Expended for software and development costs	(18.8)	(23.5)
Expended for investments in and advances
to businesses, less cash acquired	(65.1)	(707.5)
Proceeds from sales of short-term investments	—	3.2
Proceeds from sales of businesses and assets	15.1	7.7
Cash used by investing activities of discontinued operations	(1.8)	(2.7)

Net cash provided by (used for) investing activities	(125.0)	(771.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit and overdrafts, net	(37.8)	115.1
Borrowings of other debt	—	444.8
Repayment of other debt	(20.5)	(0.2)
Repurchase of stock	(1.4)	(2.1)
Exercise of stock options and other	13.7	22.5

Net cash provided by (used for) financing activities	(46.0)	580.1
NET CASH PROVIDED (USED)	42.8	(26.3)
Cash and equivalents at beginning of period	58.5	101.0

Cash and equivalents at end of period	$101.3	$74.7

See notes to consolidated financial statements.

FORM 10-Q

CERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2000

(Dollars in millions, except per share data)
(Unaudited)

DISCONTINUED OPERATIONS—SPIN-OFF TRANSACTION

    On July 18, 2000, Ceridian announced its intention to separate its human resource services division and subsidiaries and Comdata subsidiaries from its media information business, Arbitron, into two independent, publicly-traded companies. The separation would be effected by a reverse spin-off of a new entity consisting of Ceridian's human resource services division and subsidiaries and Comdata subsidiaries expected to take place before the end of the year. Ceridian expects to take a special charge, currently estimated to be about $30 million, during the fourth quarter of 2000 in connection with the spin-off. The charges will cover transaction fees and costs related to the restructuring of Ceridian's domestic debt, a portion of which is determined by reference to market interest rates. Ceridian will determine the final distribution ratio and the record and distribution dates for the reverse spin-off at a later date. The transaction is intended to be in the form of a tax-free dividend. In consideration of actions taken to date to effect the spin-off, Arbitron is treated as a discontinued operation in the accompanying financial statements of Ceridian.

NEW ACCOUNTING PRONOUNCEMENTS

    Financial Accounting Standard No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities," will become effective for Ceridian no later than January 1, 2001. FAS 133 requires all derivative securities to be recognized as assets or liabilities on the balance sheet and measured at fair value on a mark-to-market basis. Changes in the market value of derivative securities are to be reflected in the statement of operations for each reporting period. FAS 133 provides special hedge accounting procedures for derivative instruments that qualify as highly effective hedges of risks associated with designated assets or liabilities. Depending on the type of hedge, all or a portion of the change in the market value of a derivative security may be reported in accumulated other comprehensive income in the balance sheet, with the remainder recorded in the statement of operations.

    For Ceridian, FAS 133 applies to the interest rate collar arrangements maintained in order to limit the interest rate risk on invested customer deposits held in its U.S. tax filing and Canadian payroll trusts. Upon adoption of FAS 133, Ceridian expects to record a liability representing the fair value of the obligation related to interest rate collars outstanding at that date; a cumulative charge, net of income taxes, representing the portion of the collars determined to be ineffective in hedging the interest rate risk; and accumulated other comprehensive income, as a reduction of stockholders' equity, for the hedge-effective portion of the collars. These amounts are not expected to be material to the financial condition or results of operations of Ceridian. The carrying value of the interest rate collars will be adjusted to fair value on a monthly basis, with the changes in fair value effective and ineffective at hedging interest rates recorded as described above.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25 ("FIN No. 44"). The interpretation provides guidance for certain issues relating to stock compensation involving employees that arose in applying Opinion 25. Among other issues, FIN No. 44 clarifies (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The provisions of FIN No. 44, were effective July 1, 2000, except for the provisions regarding modifications to fixed stock option awards which reduce the exercise price of an award, which apply to modifications made after December 15, 1998. Provisions regarding modifications to fixed stock option awards to add reload features apply to modifications made after January 12, 2000. Ceridian believes that it is in compliance with this guidance.

    In June 2000, the SEC staff issued Staff Accounting Bulletin No. 101B, which deferred the required implementation date of Staff Accounting Bulletin No. 101 ("SAB 101"), as amended by SAB 101A. SAB 101, as amended summarizes certain view of the SEC staff in applying generally accepted accounting principles to revenue recognition in financial statements. Aspects of SAB 101 relevant to Ceridian primarily concern the timing of the recognition of revenue and certain expenses related to arrangements that involve the receipt of nonrefundable, up-front fees. SAB 101 requires that in particular situations the nonrefundable fees and certain associated costs be recognized over the contractual term or average life of the underlying arrangement. Subject to SAB 101B, required implementation of SAB 101 has been deferred to the quarter beginning October 1, 2000. Ceridian does not expect SAB 101 to have a material impact on its financial condition or results of operations.

SHORT-TERM INVESTMENTS

	September 30, 2000	December 31, 1999
Available For Sale
Federal Home Loan Bank Notes at amortized cost (which approximates fair value)	$22.0	$22.0
Common stock of HotJobs.com, Ltd. at estimated market value	25.0	—

Total short-term investments	$47.0	$22.0

    At September 30, 2000, Ceridian held 1,580,023 registered shares of the common stock of HotJobs.com, Ltd. (159,459 of which remain in escrow until May 2001) that were received in exchange for preferred stock received in connection with the sale of Resumix, Inc. in 1998. The fair value for this investment of $15.84 per share (based on quoted market prices) as of September 30, 2000 has been recorded in short-term investments with a corresponding credit, net of deferred income taxes, to unrealized gain on marketable securities within accumulated other comprehensive income in stockholders' equity. Gain or loss on these securities will be recognized as the securities are sold.

INVESTING ACTIVITY

    In May 2000, Comdata completed the acquisition of Stored Value Systems, Inc. ("SVS") by exercising its option to purchase the remaining 49% interest and paying $50.9. Goodwill and other intangibles related to this transaction amounted to $51.2, which will be amortized over periods of 2 to 15 years. Comdata purchased a majority interest in SVS in March 1999.

    Also during the first nine months of 2000, Ceridian made payments of $14.2 for purchase acquisitions, including the acquisition in June 2000 of a payroll service that operates primarily in the United Kingdom and performance-based purchase price adjustments related to prior year acquisitions.

    In September 2000, Ceridian sold property in Palm Harbor, Florida formerly used in their benefits services operations for $12.8. The $2.0 excess of the selling price over the carrying value reduced goodwill related to the acquisition of ABR Information Services, Inc.

LEGAL MATTERS

    Flying J, Inc., which operates a chain of truck stops, and its affiliated entities, filed a complaint in the United States District Court for the Northern District of Utah against Comdata, alleging violations of federal and state antitrust laws and asserting state law claims of interference with contractual relations and unfair competition. The complaint, which was originally filed on July 11, 1996, has subsequently been amended four times. In addition, NCR Corporation ("NCR") has intervened in this lawsuit as an additional plaintiff, filing a complaint on September 10, 1999 alleging claims similar to those asserted by the Flying J Plaintiffs. This lawsuit is presently set for a jury trial beginning in June 2001.

    Although the Flying J Plaintiffs and NCR (collectively, the "Plaintiffs") have not specified the amount of alleged damages they will claim, based on Plaintiffs' positioning in recent discovery proceedings, Comdata believes the amount of damages that will be claimed by Plaintiffs will be substantial. Comdata believes Plaintiffs' claims are without merit, is contesting each of the claims asserted by the Plaintiffs, and intends to continue to defend this matter vigorously.

STOCKHOLDERS' EQUITY

	September 30, 2000	December 31, 1999
Common Stock
Par value—$.50
Shares authorized—500,000,000
Shares issued—161,685,596 and 161,685,596	$80.8	$80.8
Shares outstanding—145,632,162 and 144,734,368
Additional paid-in capital	1,122.8	1,126.2
Retained earnings	95.0	12.1
Treasury stock, at cost (16,053,434 and 16,951,228 common shares)	(345.5)	(364.6)
Accumulated other comprehensive income, net of deferred income taxes:
Unrealized gain on marketable securities	16.2	—
Cumulative translation adjustment	(4.4)	(3.2)
Pension liability adjustment	(8.6)	(8.6)

Total stockholders' equity	$956.3	$842.7

COMPREHENSIVE INCOME (LOSS)

	For Periods Ended September 30,
	Three Months		Nine Months
	2000	1999	2000	1999
Net income	$33.9	$34.9	$82.9	$112.4
Items of other comprehensive income:
Change in foreign currency translation adjustment	1.9	0.4	(1.2)	0.3
Change in unrealized gain from marketable securities	25.0	—	25.0	—
Income tax effect	(8.8)	—	(8.8)	—

Comprehensive income	$52.0	$35.3	$97.9	$112.7

OTHER EXPENSE (INCOME)

	For Periods Ended September 30,
	Three Months		Nine Months
	2000	1999	2000	1999
Foreign currency translation expense (income)	$—	$0.4	$0.2	$0.5
Loss (gain) on sale of businesses and assets	0.9	(0.4)	1.0	(1.4)
Asset write-downs	—	—	18.3	—
Accrued exit costs	—	—	12.2	—
Minority interest in operations of consolidated affiliates	—	0.3	0.8	0.5
Other expense (income)	(0.1)	(1.9)	(0.3)	(1.4)

Total	$0.8	$(1.6)	$32.2	$(1.8)

    In March 2000, Ceridian approved plans to streamline management and improve customer service and the quality of operations, primarily in HRS, during 2000. These plans resulted from a review by Ceridian executive and business unit management teams announced in January 2000. To the extent that certain costs related to these planned actions were appropriately recognized as liabilities upon approval of the plan or related to impairments of asset values identified in the current period, Ceridian recorded as other expense (income) charges of $44.7 in first quarter 2000. These charges include $26.4 of accrued exit costs and $18.3 for impairment of asset values ("asset write-downs"). Severance costs involve involuntary termination notices for approximately 500 employment positions, primarily in HRS of which approximately 400 had been eliminated by September 30, 2000. The other exit costs are incremental costs directly related to terminated activities and not to continuing operations, primarily the lease cost for idled facilities and contract termination fees. With the exception of costs related to long-term leases, payment of accrued exit costs is expected to take place by early 2001. Asset write-downs include the write-off of capitalized software amounts related to a software development contract that was terminated in the first quarter 2000, certain property and equipment abandoned at a number of idled facilities, and various goodwill and intangible asset balances with respect to two previous acquisitions. The impairment of goodwill and intangible assets considered situations in which the sum of related estimated future cash flows (undiscounted and without interest) was less than the carrying amount of such assets, including attributed portions of unallocated excess cost over net assets acquired. The amount of the impairment loss was the excess of the carrying amount of the impaired asset over the fair value of the asset. Generally, fair value represented the expected future cash flows from the use of the asset or group of assets, discounted at a rate commensurate with the risks involved.

    A summary of these charges is as follows:

	Other Cash Charges
Non-Cash Asset Write-offs	Severance	Contract Termination	Occupancy Costs	Total
$18.3	$16.4	$1.3	$8.7	$44.7

    Through September 30, 2000, Ceridian paid $8.1 of accrued severance and $3.1 of other costs related to the above items.

    With respect to accrued amounts related to certain actions taken by Ceridian in 1997 as described in Note B to Ceridian's 1999 consolidated financial statements, Ceridian paid $5.9 of accrued costs related to legal proceedings and idled facilities during the year to date period ended September 30, 2000. Additionally, during first quarter 2000, Ceridian credited other expense (income) with a recovery of $14.2 of unused accruals established in connection with these 1997 actions. This recovery relates to the reversal of the amount accrued in excess of the settlement amount for the securities litigation matter related to CII software project termination for which the U.S. District Court approved the finalized settlement on March 31, 2000.

CAPITAL ASSETS

	September 30, 2000	December 31, 1999
Property, Plant and Equipment
Land	$12.7	$14.8
Machinery and equipment	224.2	222.6
Buildings and improvements	82.3	60.2
Construction in progress	42.9	54.7

	362.1	352.3
Accumulated depreciation	(164.2)	(164.2)

Property, plant and equipment, net	$197.9	$188.1

Goodwill
Goodwill	$1,002.9	$951.0
Accumulated amortization	(82.3)	(58.1)

Goodwill, net	$920.6	$892.9

Other Intangibles
Customer lists	$36.5	$32.1
Trademarks	49.3	49.3
Technology	43.5	42.6
Other	36.0	36.9

Total other intangible assets	165.3	160.9
Accumulated amortization	(33.0)	(25.6)

Other intangibles, net	$132.3	$135.3

Software and Development Costs
Purchased software	$31.7	$29.7
Other software development cost	50.0	45.7

	81.7	75.4
Accumulated amortization	(31.0)	(27.4)

Software and development costs, net	$50.7	$48.0

	For Periods Ended September 30, Nine Months
Depreciation and Amortization	2000	1999
Depreciation and amortization of property, plant and equipment	$29.8	$26.2
Amortization of goodwill	25.5	17.4
Amortization of other intangibles	10.8	6.4
Amortization of software and development costs	6.7	6.0
Pension credit	(7.2)	(5.9)

Total	$65.6	$50.1

SEGMENT DATA

	For Periods Ended September 30, Nine Months
	2000	1999
Human Resource Services
Revenue	$646.3	$605.3
EBIT before unusual charges and gains	$74.8	$86.6
Unusual (charges) gains	(37.0)	—

EBIT	$37.8	$86.6
Total assets	$1,259.9	$1,296.3

Comdata
Revenue	$225.7	$217.2
EBIT before unusual charges and gains	$56.7	$48.8
Unusual (charges) gains	(2.6)	—

EBIT	$54.1	$48.8
Total assets	$574.0	$468.4

Other
Revenue	$—	$—
EBIT before unusual charges and gains	$—	$—
Unusual (charges) gains	9.1	—

EBIT	$9.1	$—
Total assets	$330.7	$230.5

Total Ceridian
Revenue	$872.0	$822.5
EBIT before unusual charges and gains	$131.5	$135.4
Unusual (charges) gains	(30.5)	—

EBIT	$101.0	$135.4
Total assets	$2,164.6	$1,995.2

SUBSEQUENT EVENT

    In November 2000, Ceridian sold and leased back its Minneapolis headquarters complex, raising cash of $40.0.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
September 30, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Ceridian Corporation contained in this report that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "likely," "expects," "anticipates," "estimates," "believes" or "plans," or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to Ceridian that could cause such material differences are identified and discussed from time to time in Ceridian's filings with the Securities and Exchange Commission, including those factors discussed in this quarterly report on Form 10-Q, in Item 5 of Ceridian's Current Report on Form 8-K dated July 18, 2000, which discussion is incorporated herein by reference, and on pages 15 through 18 of Ceridian's 1999 Annual Report to Stockholders under the heading "Cautionary Factors That Could Affect Future Results," which is incorporated by reference into Part II, Item 7 of Ceridian's Annual Report on Form 10-K for the year ended December 31, 1999, which discussion is also incorporated herein by reference. Such important factors include implementation and success of plans to improve performance of U.S. payroll business, government regulation changes on timing of remittance and interest rate changes and investment income from customer deposits, ability to increase revenue from cross-selling efforts and new products, ability to improve operating margins in Human Resource Services, customer retention, effecting system upgrades and conversions, deferrals in installations related to the Year 2000 event, consolidation in radio broadcasting industry, ability to adapt to changing technology, acquisition risks, competitive conditions, liability as a portability administrator, changes in government regulations, risks associated with or related to the proposed reverse spin-off transaction involving Arbitron, and other factors such as trade, monetary and fiscal policies and political and economic conditions. Ceridian undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosure Ceridian makes on related subjects in future reports filed with the SEC.

Overview

    As described in an accompanying note to the consolidated financial statements entitled "Discontinued Operations—Spin-off Transactions," Ceridian intends to separate its human resource services ("HRS") businesses and its HRS and Comdata subsidiaries from its Arbitron business before the end of 2000. In connection with the spin-off, Ceridian expects to utilize $300 million from a new $350 million domestic revolving credit facility and $250 million from a borrowing by Arbitron under a new $275 million revolving credit facility to redeem Ceridian's outstanding senior notes and to repay any amount outstanding under its existing domestic revolving credit facility in an aggregate amount of approximately $530 million.

    Results for the first nine months of 2000 were significantly affected by net first quarter charges of $30.5 million, comprised of $44.7 million of unusual charges reduced by the recovery of $14.2 million of accruals from unusual charges in prior years, recorded as "other expense (income)." The unusual charges included $41.3 million attributable to HRS, $2.5 million attributable to Comdata and $0.9 million attributable to corporate center operations ("Other"). The recoveries include $4.2 million attributable to HRS and $10.0 million attributable to corporate center operations. If reduced by the estimated income tax benefit applicable to the unusual charges, the impact on net earnings would be $18.7 million or $0.12 per diluted common share.

    The principal actions taken to achieve these objectives included decentralization of the U.S. payroll business customer service operations, redirection of certain product development efforts, realignment of certain management responsibilities and consolidation of similar operations. Decentralization of U.S. payroll customer service operations involved the downsizing of staff and space usage in a centralized facility in St. Louis, Missouri and the transfer of these responsibilities to district offices. The redirection of certain product development efforts required a reassessment of the recoverability of goodwill and other intangibles and capitalized development costs related to those efforts, which resulted in a reduction in the carrying values of those assets, and staff reductions. Realignment of certain management responsibilities involved staffing changes in a number of senior management positions. The consolidation of similar operations led to staff reductions as well as the identification of excess space and furnishings and related charges for asset write-downs and future rental obligations. Further details are provided in an accompanying note to the consolidated financial statements entitled "Other Expense (Income)."

    In the following tables, the amount of acquisition amortization for the period is presented separately from other selling, general and administrative expense ("SG&A"), percentage relationships that are not meaningful (represented by "NM") are not presented and "EBIT" represents earnings before interest and taxes. EBIT is presented because Ceridian believes it is the most meaningful measure of the results of its business segments since interest income, interest expense and income taxes are not considered to be controllable by segment management. The references to "HRS" relate to the human resource services division and subsidiaries of Ceridian.

Results of Operations

Consolidated Results

Statements of Operations Third Quarter Comparisons
(Dollars in millions, except per share data)

	Amount		Inc (Dec)		% of Revenue
	2000	1999	$	%	2000	1999
Revenue	$279.3	$283.0	(3.7)	(1.3)	100.0	100.0
Cost of revenue	135.4	140.5	(5.1)	(3.6)	48.5	49.6
Acquisition amortization	13.2	9.6	3.6	36.4	4.7	3.4
SG&A expense—other	71.2	73.0	(1.8)	(2.5)	25.5	25.8
R&D expense	15.8	14.2	1.6	11.1	5.7	5.0
Other expense (income)	0.8	(1.6)	2.4	NM	0.3	(0.6)
Total costs and expenses	236.4	235.7	0.7	0.3	84.6	83.3
EBIT	42.9	47.3	(4.4)	(9.2)	15.4	16.7
Interest income (expense), net	(9.4)	(8.9)	(0.5)	(5.4)	(3.3)	(3.1)
Income taxes	13.3	15.2	(1.9)	(13.0)	4.7	5.4
Earnings from continuing operations	20.2	23.2	(3.0)	(12.2)	7.3	8.2
Discontinued operations	13.7	11.7	2.0	16.4	NM	NM
Net earnings	$33.9	$34.9	(1.0)	(2.6)	NM	NM
Diluted EPS	$0.23	$0.24	(0.01)	(4.2)	NM	NM

    The decrease in consolidated revenue in the third quarter of 2000 compared to the third quarter of 1999 resulted primarily from reduced revenue in the HRS U.S. payroll business. Revenue performance in that business was adversely affected by a decline in the customer retention rate for payroll and tax filing during 1999 and a lower level of orders for installation during the first half of 2000. Investment income from payroll and tax filing customer deposits increased by $4.2 million over the 1999 period as both the yield and the average deposits outstanding increased. Comdata revenue was essentially unchanged in the quarterly comparison before considering business dispositions. Total costs and expenses were little changed in the quarterly comparison as increased acquisition amortization largely offset reductions in cost of revenue and selling expense. The increase in acquisition amortization related primarily to the acquisition of the remaining interest in Stored Value Systems, Inc. ("SVS") in May 2000 and increased goodwill due to final valuation adjustments to the net assets of ABR Information Services, Inc. ("ABR") in the fourth quarter of 1999. The effective tax rate for the third quarter of 2000 was 39.5% compared to a rate of 39.7% for the third quarter of 1999.

Statements of Operations Year-to-date September 30 Comparisons
(Dollars in millions, except per share data)

	Amount		Inc (Dec)		% of Revenue
	2000	1999	$	%	2000	1999
Revenue	$872.0	$822.5	49.5	6.0	100.0	100.0
Cost of revenue	424.8	399.5	25.3	6.3	48.7	48.6
Acquisition amortization	36.3	23.2	13.1	56.4	4.2	2.8
SG&A expense—other	231.6	220.9	10.7	4.8	26.6	26.9
R&D expense	46.1	45.3	0.8	1.8	5.3	5.5
Other expense (income)	32.2	(1.8)	34.0	NM	3.7	(0.2)
Total costs and expenses	771.0	687.1	83.9	12.2	88.4	83.5
EBIT	101.0	135.4	(34.4)	(25.4)	11.6	16.5
Interest income (expense), net	(27.1)	(9.3)	(17.8)	NM	(3.1)	(1.1)
Income taxes	28.7	47.1	(18.4)	(39.1)	3.3	5.7
Earnings from continuing operations	45.2	79.0	(33.8)	(42.7)	5.2	9.6
Discontinued operations	37.7	33.4	4.3	12.9	NM	NM
Net earnings	$101.6	$112.4	(10.8)	(9.5)	NM	NM
Diluted EPS	$0.57	$0.76	(0.19)	(25.0)	NM	NM

    The increase in consolidated revenue in the first nine months of 2000 compared to the first nine months of 1999 resulted primarily from the acquisitions of SVS and ABR. Investment income from payroll and tax filing customer deposits increased by $13.2 million over the 1999 period. A decline in the customer retention rate for payroll and tax filing during 1999 and a lower level of orders for installation during the first half of 2000 negatively affected HRS revenue. Signs of improvements in customer satisfaction in the U.S. payroll and tax filing business, as reflected in recent customer surveys, are expected to lead to improved customer retention, although that outcome may not be clear until the beginning of the next calendar year.

    The increase in costs and expenses from the first nine months of 1999 to the first nine months of 2000 was due in large part to the acquisitions mentioned above, including the amortization of goodwill and other intangibles recorded as a result of these purchase transactions. In addition, a reduction in selling expense of $5.9 million, primarily in HRS, was largely offset by a $6.5 million increase in administrative expense. Research and development expense remained at about the same level as the prior year as 1999 efforts related to the Year 2000 event were replaced with product development activities in 2000. Other expense (income) for the 2000 period included the first quarter net unusual charges of $30.5 million described above. Interest expense increased from $14.6 million in the 1999 period to $29.9 million in 2000 as a result of the financing arrangements for the acquisition of ABR Information Services, Inc. in June 1999. The effective tax rate for the first nine months of 2000 was 38.8 percent compared to a rate of 37.4 percent for the first nine months of 1999.

Business Segment Results

Segment Third Quarter Comparisons
(Dollars in millions)

	Amount		Inc (Dec)		% of Revenue
	2000	1999	$	%	2000	1999
Revenue
HRS	$204.3	$208.0	(3.7)	(1.7)	73.1	73.5
Comdata	75.0	75.0	0.0	0.1	26.9	26.5
Total	$279.3	$283.0	(3.7)	(1.3)	100.0	100.0
EBIT
HRS	$20.5	$28.6	(8.1)	(28.2)	10.0	13.7
Comdata	22.4	18.7	3.7	20.0	29.9	24.9
Total	$42.9	$47.3	(4.4)	(9.2)	15.4	16.7

Segment Year-to-date September 30 Comparisons
(Dollars in millions)

	Amount		Inc (Dec)		% of Revenue
	2000	1999	$	%	2000	1999
Revenue
HRS	$646.3	$605.3	41.0	6.8	74.1	73.6
Comdata	225.7	217.2	8.5	3.9	25.9	26.4
Total	$872.0	$822.5	49.5	6.0	100.0	100.0
EBIT
HRS	$37.8	$86.6	(48.8)	(56.4)	5.8	14.3
Comdata	54.1	48.8	5.3	10.9	23.9	22.4
Other	9.1	—	9.1	NM	NM	NM
Total	$101.0	$135.4	(34.4)	(25.4)	11.6	16.5

Human Resource Services

    Revenue performance in HRS was adversely affected by revenue reductions in the U.S. payroll and training services businesses of $7.7 million in the quarterly comparison and $16.5 million in the year-to-date comparison. Each of these businesses experienced decreases in their customer retention rates in 1999 and lower than expected levels of orders for installation in the first half of 2000. The payroll businesses in Canada and the United Kingdom reported revenue increases of $2.9 million in the quarterly comparison and $10.3 million in the year-to-date comparison, while the work-life/employee assistance services business reported little change in revenue during these periods. The benefits services business showed a modest increase in revenue in the quarterly comparison and, as a result of the acquisition of ABR in June 1999, contributed substantially to the increase in HRS revenue in the year-to-date comparison. Investment income from payroll and tax filing customer deposits for the third quarter of 2000 increased by $4.2 million over the 1999 third quarter as average balances increased by 7.7% and the yield increased by 55 basis points to 6.17%. In the year-to-date comparison, investment income from payroll and tax filing customer deposits increased by $13.2 million over the 1999 period as average balances increased by 7.9% and the yield increased by 49 basis points to 6.03%.

    The increase in costs and expenses in the third quarter comparison included little change in cost of revenue, a reduction in selling expense and increases in the other expense categories. Cost of revenue in the third quarter of 2000 included some duplication of benefit services costs due to the transfer of certain operations to the Florida facility from other states. Cost of revenue also increased in both the quarterly and year-to-date comparisons due to higher depreciation and amortization charges related to payroll and tax filing systems put in service in late 1999 and early 2000. The decreases in selling expense in both comparisons reflect both reduced commissions due to lower sales and a reduction in personnel, primarily in U.S. payroll operations and in the third quarter comparison. Increased general and administrative costs in both comparisons relate primarily to higher acquisition amortization expense and higher benefit costs. Increased research and development expense relates primarily to development efforts in the U.S. payroll and tax filing businessees in both comparisons. Other expense (income) in 2000 includes net unusual charges of $37.0 million, comprised of charges of $41.3 million, reduced by a recovery of unused accruals of $4.2 million from similar charges in 1997. Further details are provided in an accompanying note to the consolidated financial statements entitled "Other Expense (Income)." The year-to-date comparisons are also affected by the addition of the benefit services business through the ABR acquisition in June 1999.

Comdata

    Revenue for the third quarter of 2000 did not include revenue from the phone resale business, a low margin operation that was sold effective July 1, 2000 and which reported $5.6 million of revenue in the third quarter of 1999. The year-to-date loss of revenue resulting from the July 2000 sale of the phone resale business and from the sales in 1999 of two small businesses that provided telephone debit cards and audio tapes was $9.6 million. Revenue from the retail card business of SVS grew by $2.8 million in the quarterly comparison and $13.2 million in the year-to-date comparison. In both comparisons, revenue from transportation products and services, other than the phone resale business that was sold, increased despite one-time sales of Y2K-related equipment upgrades in the 1999 periods. The 2000 year-to-date period included two more months of SVS operations than the year-to-date 1999 results. Increased fuel prices during the third quarter of 2000 also provided some benefit to both revenue comparisons. Increased bad debt risk due to higher customer operating costs may reduce the benefit to operating performance of increases in fuel price levels.

    Costs and expenses decreased in the third quarter comparison due primarily to the elimination of costs and expenses of the businesses sold in July 2000 and 1999, described above. These reductions were offset in part in both comparisons by higher SVS costs and expenses, including additional amortization of goodwill and other intangibles related to the acquisition of the remaining interest in SVS in May 2000. Other increases to costs and expenses affecting both comparisons included a second quarter 2000 scheduled increase in contracted transaction processing costs, the cessation of payments received for transitional services provided to the buyer of a former Comdata business and $2.6 million of unusual charges recorded in the first quarter of 2000. Further details on the unusual charges are provided in an accompanying note to the consolidated financial statements entitled "Other Expense (Income)."

Other

    Other consists of the corporate center operations of Ceridian, and the EBIT relates to the first quarter 2000 recovery of accruals in the amount of $10.0 million from unusual charges recorded in 1997, reduced by $0.9 million of severance costs included in the first quarter 2000 unusual charges. Further details on the unusual charges and recoveries are provided in an accompanying note entitled "Other Expense (Income)."

Discontinued Operations

Arbitron

    Earnings from discontinued operations increased in both the quarterly and year-to-date comparisons as revenue growth exceeded increases in costs and expenses. Revenue increases were due primarily to price escalators in multi-year customer contracts, increased software product and report sales, and an increased number of ratings subscribers. Costs and expenses increased in both the quarterly and year-to-date comparisons due to increased sales commissions and higher diary data collection and product development costs.

FINANCIAL CONDITION

Cash Flows

Consolidated Statements of Cash Flows Highlights
(Dollars in millions)

	Nine Months Ended Sep. 30,
	2000	1999
Operating activities	$213.8	$164.7
Investing activities	(125.0)	(771.1)
Financing activities	(46.0)	580.1
Net cash flows provided (used)	$42.8	$(26.3)
Cash and equivalents at end of period	$101.3	$74.7

Reconciliation of Earnings to Cash Inflows (Outflows) from Operating Activities
(Dollars in millions)

	Nine Months Ended Sep. 30,
	2000	1999
Earnings from continuing operations	$45.2	$79.0
Provision for deferred income taxes	48.5	60.0
Depreciation and amortization	65.6	50.1
Asset write-downs	18.3	—
Other reconciling items	4.3	1.8
From continuing operations earnings	181.9	190.9
From continuing operations working capital activities	(2.4)	(63.6)
Operating cash flows from continuing operations	179.5	127.3
From discontinued operations	34.3	37.4
Cash flows from operating activities	$213.8	$164.7

    Cash and equivalents increased by $42.8 million to $101.3 million during the first nine months of 2000 as strong operating cash flows were applied primarily to investing activities and debt reduction. Operating cash flows increased by $49.1 million in the first nine months of 2000 compared to the comparable 1999 period as an improvement in cash flows from working capital items more than offset a decrease in operating cash flows from continuing operations earnings. After adjustment for noncash items included in earnings, operating cash flows from earnings in the first nine months of 2000 decreased by $9.0 million from the year-to-date 1999 level for reasons previously discussed under "Results of Operations." Cash flows from working capital activities for the first nine months of 2000 improved by $61.2 million over the first nine months of 1999. The principal factor in this improvement was a $52.3 million increase in Comdata drafts payable during the first nine months of 2000 compared to a $9.7 million increase in the comparable 1999 period. The relationship of the period-end date and the timing of weekly draft clearing operations significantly affect the amount of Comdata drafts payable and receivables outstanding. The increase in receivables outstanding during the first nine months of 2000 utilized $44.0 million in cash flows, compared to a use of $57.6 million in the first nine months of 1999. An increase in Comdata receivables during the first nine months of 2000 was more than offset by net collections in HRS.

    Investing cash flows in the first nine months of 2000 included $65.1 million expended for investments in and advances to businesses, including the May acquisition of the remaining ownership interest in SVS and payments related to purchase acquisitions made during the second quarter of 2000 and in prior years. Further information on year-to-date 2000 acquisitions is provided in the accompanying note to the consolidated financial statements entitled "Investing Activity." The first nine months of 1999 investing cash flows included the acquisitions for $20.3 million of a majority interest in SVS and for $644.0 million of ABR. Capital expenditures during the first nine months of 2000 amounted to $73.2 million, compared to $71.8 million in the first nine months of 1999. The most significant capital expenditures in the first nine months of 2000 involved $28.5 million, including furnishings and capitalized interest, for the new Ceridian headquarters and the renovation of an office facility now used by the HRS benefits services business. At September 30, 2000, capitalizable costs for construction and furnishing the headquarters building, including interest costs, amounted to $42.9 million, of which $14.8 million was incurred during the first nine months of 2000.

    Financing cash flows during the first nine months of 2000 included the repurchase on the open market of $20 million face amount of Senior Notes, a reduction of the amount outstanding under the U.S. revolving credit agreement of $25.0 million in September 2000, and payments under the Canadian revolving credit facilities. Financing cash flows during the first nine months of 1999 resulted primarily from financing arrangements related to the acquisition of ABR. Ceridian remains in compliance with all financial covenant tests in its credit agreements and at September 30, 2000 met the fixed charge coverage test of 2.75 times fixed charges at 5.76 times and the debt-to-capitalization test with a margin of $410.6 million.

Liquidity and Capital Resources

    Ceridian's primary sources of liquidity consist of positive cash flow from operations and a domestic revolving credit agreement. The domestic revolving credit agreement provides for Ceridian to borrow up to $250 million, and matures July 31, 2002. During the third quarter of 2000, Ceridian reduced its outstanding borrowings under the credit agreement by $25 million to $100 million.

    In connection with the proposed spin-off of Arbitron, Ceridian is negotiating new financing arrangements. These arrangements are expected to consist of a $350 million revolving credit facility for Ceridian and $275 million in a separate revolving credit agreement for Arbitron. Advances on the respective credit agreements of $300 million for Ceridian and $250 million for Arbitron, plus expected positive operating cash flows, are expected to repay Ceridian's current debt outstandings of $100 million revolving credit, $430 million of 7.25% Senior Notes due June 1, 2004, and spin-off related costs of $30 million. The spin-off related costs include approximately $19.0 million for debt extinguishment costs, which includes $3.1 million of debt acquisition costs and an estimate of the market-based amount to be paid to senior note holders at the time of the redemption of the senior notes. The remainder of the estimated spin-off related costs primarily relates to investment, legal and tax consulting and audit fees. Ceridian will continue to have miscellaneous debt of $30 million, primarily acquisition debt in Canada.

    Funding for future capital expenditures is expected to come from positive operating cash flow, net of spin-off costs, and long-term financing activities. In November 2000, Ceridian sold and leased back its Minneapolis headquarters complex, raising cash of $40 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes in Ceridian's market risk related to interest rates during the three and nine month periods ended September 30, 2000. For additional information on interest rate risk, refer to pages 13 and 14 of the Ceridian's 1999 Annual Report to Stockholders under the heading "Market Risk Disclosure" (which is incorporated by reference into Part II, Item 7A of the Ceridian's Annual Report on Form 10-K for the year ended December 31, 1999.)

    Ceridian's exposure to other forms of market risk, including foreign exchange risk, is negligible. Foreign operations consist of payroll and human resource operations in Canada and the U.K. These foreign operations serve their respective domestic markets, with all revenues and expenses denominated in local currency. Other intercompany charges between U.S. and non-U.S. based operations are not material. Translation adjustments on investments in foreign operations are reported in comprehensive income, and are not hedged.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

    Ceridian held a special meeting of stockholders on October 5, 2000. Of the 145,283,246 shares of Ceridian common stock entitled to vote at the meeting, 113,731,843 shares were present at the meeting in person or by proxy. The stockholders voted to approve a proposal to amend Ceridian's Restated Certificate of Incorporation, as amended, to effect a reverse stock split of Ceridian common stock at a ratio not to exceed one for five. The number of votes FOR approval of this amendment was 103,598,517, the number AGAINST was 10,072,291; and the number ABSTAINING was 61,035.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

Exhibit	Description
10.01	Amendment to Consulting Agreement between Lawrence Perlman and Ceridian Corporation.
27.01	Financial Data Schedule.
  (b)
  Reports on Form 8-K.

    On July 18, 2000, Ceridian filed a Current Report on Form 8-K, dated July 18, 2000, containing its press release reporting second quarter 2000 earnings results and a proposed reverse spin-off of its human resources and transportation information businesses, which accounted for approximately 84.0% of its revenues and 72.2% of its operating income in 1999, to its stockholders.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended September 30, 2000, to be signed on its behalf by the undersigned thereunto duly authorized.

CERIDIAN CORPORATION Registrant
Date: November 14, 2000	By:	/s/ L. D. GROSS L. D. Gross Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Page
10.01	Amendment to Consulting Agreement between Lawrence Perlman and Ceridian Corporation	Filed electronically herewith.
27.01	Financial Data Schedule	Filed electronically herewith.

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
Statements of Operations Third Quarter Comparisons (Dollars in millions, except per share data)
Statements of Operations Year-to-date September 30 Comparisons (Dollars in millions, except per share data)
Segment Third Quarter Comparisons (Dollars in millions)
Segment Year-to-date September 30 Comparisons (Dollars in millions)
Consolidated Statements of Cash Flows Highlights (Dollars in millions)
Reconciliation of Earnings to Cash Inflows (Outflows) from Operating Activities (Dollars in millions)
PART II. OTHER INFORMATION
SIGNATURE
EXHIBIT INDEX