Form 10-K405/A
period 1999-12-31
CERIDIAN CORP
filed 2001-01-22
CIK 109758

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999

Commission File Number 1-1969

CERIDIAN CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-0278528 (IRS Employer Identification No.)
3311 East Old Shakopee Road Minneapolis, Minnesota 55425 (Address of principal executive offices) Telephone No.: (952) 853-8100

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

CERIDIAN CORPORATION

Explanatory Note

    THIS AMENDMENT NO. 1 TO OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999 REFLECTS CERTAIN CHANGES IN OUR ACCOUNTING POLICIES FOR CONSOLIDATION AND REVENUE RECOGNITION, AND ADDITIONAL DISCLOSURES ON UNUSUAL LOSSES AND IN OTHER NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS APPEARING IN PART II, ITEM 8 OF THIS REPORT. THIS AMENDMENT ALSO REFLECTS ADDITIONAL DISCLOSURES IN PART I, ITEMS 7 AND 7A. ACCORDINGLY WE HAVE REVISED ITEMS 1, 6, 7, 7A, 8 AND 14 AND THE FINANCIAL DATA SCHEDULES IN THIS REPORT. IN ADDITION, AS A RESULT OF THESE CHANGES, THE COVER PAGE AND ITEMS 1, 2 AND 3 HAVE BEEN AMENDED TO ELIMINATE REFERENCES TO OUR 1999 ANNUAL REPORT TO STOCKHOLDERS AND TO PROVIDE FOR ACCURATE CROSS REFERENCING TO OUR CONSOLIDATED FINANCIAL STATEMENTS FOUND IN PART II, ITEM 8.

    ALL INFORMATION IN THIS FORM 10-K/A IS AS OF THE FILING DATE OF THE ORIGINAL FORM 10-K AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE AFOREMENTIONED CHANGES.

PART I

    This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Ceridian Corporation and its subsidiaries contained in this report that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "likely," "expects," "anticipates," "estimates," "believes" or "plans," or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause such material differences are identified in this report and in our "Management's Discussion and Analysis of Results of Operations and Financial Condition" under the caption "Cautionary Factors That Could Affect Future Results, which is contained in Part II, Item 7 of this report. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

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

1999	1998	1997
$828.1 million	$700.3 million	$578.6 million

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

1999	1998	1997
$190.1 million	$173.8 million	$143.9 million

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

    Arbitron also provides software applications that give customers access to Arbitron's database, and enable them to more effectively analyze and understand that information and develop target marketing strategies. Arbitron is also developing applications to enable customers to link information provided by Arbitron's database with information from other databases (such as product purchasing behavior) so as to enable customers to further refine sales strategies and compete more effectively for advertising dollars. The radio audience measurement service and related software sales represented 89% of Arbitron's total 1999 revenue.

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

    In recent years, a small number of enterprises have greatly expanded their holdings of United States radio broadcasters, and this consolidation of ownership is continuing. As a result of this consolidation of United States radio broadcasters, Arbitron has two customers in 1999 that represented 13% and 10% of its revenue and one customer in 1998 that represented 11% of its revenue. Although the industry consolidation that has led to the increased concentration of Arbitron's customer base could put pressure on the pricing of Arbitron's radio ratings service, it has also contributed to an increase in the number of stations subscribing for the ratings service, as stations have become Arbitron customers upon their acquisition by a larger broadcasting group. It has also been Arbitron's experience that stations which are part of a larger broadcasting group have been somewhat more likely to purchase analytical software applications and other services in addition to the ratings service. Furthermore, Arbitron believes that it is well positioned to provide products and services that meet the needs of large broadcasting groups.

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

Additional Financial Information About Segments.

    We refer you to Note D, Segment Data, to our consolidated financial statements for additional financial information about our business segments. This information is incorporated by reference into this section and may be found in Part II, Item 8 of this report.

Other Investments and Divestitures.

    In addition to the acquisitions of Ceridian Benefits Services and a majority interest in SVS, we refer you to Note K, Investing Activity, to our consolidated financial statements for further information on our investing and divesting activities. This information is incorporated by reference into this section and may be found in Part II, Item 8 of this report.

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

	Years ended December 31,
	1999	1998	1997
	(Dollars in millions)
Research and development	$73.6	$76.9	$59.2
Percent of revenue	5.6%	6.7%	5.6%

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

    The following table summarizes the usage and location of Ceridian's facilities as of March 1, 2000:

FACILITIES

	U.S.	Non-U.S.	Total
	(In thousands of square feet)
Type of Property Interest
Owned	515	96	611
Leased	2,962	366	3,328

Total	3,477	462	3,939
Property Interest by Segment
Human Resource Services	1,732	427	2,159
Comdata	410	13	423
Arbitron	276	22	298
Corporate	1,059	0	1,059

Total	3,477	462	3,939
Utilization of Property
Office, Computer Center & Other	2,813	446	3,259
Leased or Subleased to Others	664	16	680

Total	3,477	462	3,939

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

    We conduct a substantial portion of our operations in leased facilities. Most of these leases contain renewal options and require payments for taxes, insurance and maintenance. Space subject to assigned leases is not included in the table above, and we remain secondarily liable under all such leases. As of December 31, 1999, the assigned leases consisted of 600,000 square feet of space and future rental obligations totaling $7.7 million. We do not anticipate any material non-performance by the assignees of these leases. We also refer you to Note J, Leasing, to our consolidated financial statements that may be found in Part II, Item 8 of this report for information regarding leased property of Ceridian and our subsidiaries.

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

Item 3.  Legal Proceedings.

    We refer you to Note M, Legal Matters, to our consolidated financial statements for information regarding legal proceedings involving Ceridian and our subsidiaries. This information is incorporated by reference into this item and may be found in Part II, Item 8 of the report.

PART II

Item 6.  Selected Financial Data.

    This selected financial data for each of the five years in the period ended December 31, 1999 is derived from Ceridian's consolidated financial statements. This information should be read in connection with the management's discussion and analysis and consolidated financial statements appearing in Part II, Items 7 and 8, respectively, of this report.

	1999	1998	1997	1996	1995
	(Dollars in millions, except per share data)
Revenue	$1,317.1	$1,141.4	$1,053.5	$923.2	$811.7
Earnings from continuing operations (1)	$145.3	$161.9	$43.4	$132.8	$59.0
Gain and earnings from discontinued operations(2)	—	25.4	437.0	46.4	38.3
Extraordinary loss(3)	—	—	—	—	(38.9)

Net earnings	$145.3	$187.3	$480.4	$179.2	$58.4

Earnings Per Common Share(4)
Basic
Continuing operations	$1.01	$1.12	$0.28	$0.88	$0.35
Net earnings	$1.01	$1.30	$3.06	$1.22	$0.34
Diluted
Continuing operations	$0.98	$1.10	$0.27	$0.82	$0.37
Net earnings	$0.98	$1.27	$3.01	$1.11	$0.37
Shares used in calculations (in thousands)
Basic	144,524	144,070	156,835	135,841	132,269
Diluted	147,964	147,597	159,481	161,938	159,473
Balance Sheet Data
Total assets	$2,061.6	$1,293.4	$1,246.8	$1,007.5	$898.4
Debt obligations	$611.3	$54.5	$3.0	$138.2	$201.4
Stockholders' equity	$812.2	$623.7	$563.9	$313.9	$120.3
Equity (Deficit) Per Common Share(5)	$5.61	$4.35	$3.81	$1.97	$(0.86)
Common shares outstanding at end of year (in thousands)	144,734	143,514	147,884	159,537	134,555
Number of Employees at End of Year	10,800	9,500	7,900	7,600	7,100

(1)
Includes 1998 unusual gains of $24.3; 1997 FAS 109 income tax benefit of $188.5; 1997 unusual losses of $307.6, as described in Notes C and E to the consolidated financial statements appearing in Part II, Item 8 of this report; and 1995 pooling expenses of $29.7.

(2)
Includes gain from the December 1997 sale of Computing Devices International and earnings from its operations prior to the sale as described in Note C to the consolidated financial statements appearing in Part II, Item 8 of this report.

(3)
Relates to the early retirement of debt.

(4)
All share and per share amounts reflect a 2-for-1 stock split in the form of a 100% stock dividend announced on January 20, 1999 and effective for holders of record on February 10, 1999. For further information on the calculation of earnings per share, see Note A to the consolidated financial statements appearing in Part II, Item 8 of this report.

(5)
At December 31, 1995, computed by reducing stockholders' equity by the liquidation value of outstanding preferred stock of $236.0 and dividing by the number of outstanding common shares. Assuming that the outstanding convertible preferred stock was converted to common stock, the equity per common share would have been $0.78 at December 31, 1995.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion should be read in conjunction with Ceridian's consolidated financial statements and the notes related to those consolidated financial statements contained in Part II, Item 8 of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Ceridian's actual results could differ materially from those anticipated by the forward-looking information due to competitive factors and other factors discussed under "Cautionary Factors That Could Affect Future Results" appearing at the end of this discussion.

Overview

    All share and per share figures reflect a stock split of Ceridian common stock announced on January 20, 1999 for holders of record on February 10, 1999 and distributed in the form of a 100 percent stock dividend on February 26, 1999. Net earnings include earnings from discontinued operations of $25.4 million, or $.17 per diluted share in 1998 and $437.0 million, or $2.74 per diluted share in 1997, representing the gain from the sale and results of operations of Computing Devices International, which was sold on December 31, 1997.

    The comparison of Ceridian's earnings from continuing operations is significantly affected by a number of unusual events. In 1998, Ceridian reported unusual gains of $24.3 million in the fourth quarter consisting of a tax benefit of $18.5 million related to the difference between the tax and financial reporting basis in a subsidiary sold in that quarter and a gain of $5.8 million ($9.2 million before tax) primarily from the sale of land not used in the business reflected as "other expense (income)". In 1997, Ceridian recognized a $188.5 million tax benefit from Ceridian's fourth quarter recognition under FAS 109 of the future tax benefits of its net operating loss carryforwards and future tax deductions. Also in 1997, Ceridian reported as "other expense (income)" unusual charges of $144.6 million in the fourth quarter, primarily as a result of asset write-offs; $150.0 million in the third quarter, due to the termination of a payroll software development project; and $13.0 million in the first quarter, due to settlement of some litigation. These unusual gains and losses are further described in the table below and in the notes to Ceridian's consolidated financial statements.

	Years Ended December 31,
Unusual (Gains) Losses	1998	1997
Asset write-downs	$—	$204.4
Exit costs (severance, occupancy and contract terminations)	—	45.0
Litigation settlements and other legal costs (recoveries)	—	58.2
Gain on sale of land not used in the business	(9.2)	—

Total unusual losses (gains) reported in Other Expense (Income)	(9.2)	307.6

Income tax benefit from disposition of subsidiary	(18.5)	—

    In the following tables, the amount of acquisition amortization for the period is represented separately from other selling, general and administrative expense, percentage relationships that are not meaningful (represented by "NM") are not presented and "EBIT" represents earnings before interest and taxes. EBIT is presented as the most meaningful measure of the results of Ceridian's business segments since interest income, interest expense and income taxes are not considered controllable by segment management. The references to "HRS" relate to the human resource services division and subsidiaries of Ceridian and references to "Other" relate to the corporate center operations of Ceridian.

Results of Operations

Comparison of Annual Periods Ended December 31, 1999, 1998 and 1997

Consolidated Statements of Operations Highlights
(Dollars in millions, except per share data)

	Years ended December 31,
	1999	1998	1997
Revenue	$1,317.1	$1,141.4	$1,053.5
Net earnings	$145.3	$187.3	$480.4
Earnings from continuing operations	$145.3	$161.9	$43.4
Diluted shares used in calculations (in thousands)	147,964	147,597	159,481
Net earnings per diluted share	$0.98	$1.27	$3.01
Earnings from continuing operations per diluted share	$0.98	$1.10	$0.27

    Net earnings and earnings from continuing operations for 1999 were $145.3 million, or $.98 per diluted share, on revenue of $1,317.1 million. For 1998, net earnings were $187.3 million, or $1.27 per diluted share, and earnings from continuing operations were $161.9 million, or $1.10 per diluted share on revenue of $1,141.4 million. For 1997, net earnings were $480.4 million, or $3.01 per diluted share, and earnings from continuing operations were $43.4 million, or $.27 per diluted share, on revenue of $1,053.5 million.

    On January 25, 2000, Ceridian announced that it would be taking actions to improve customer service and the quality of operations particularly in the U.S. payroll business. The principal actions taken to achieve these objectives included decentralization of the U.S. payroll business customer service operations, termination of certain product development efforts, realignment of certain management responsibilities and consolidation of similar operations. Decentralization of U.S. payroll customer service operations involved the downsizing of staff and space usage in a centralized facility in St. Louis, Missouri and the transfer of these responsibilities to district offices. The termination of certain product development efforts required a reassessment of the recoverability of goodwill and other intangibles and capitalized development costs, which resulted in a reduction in the carrying values of those assets, and staff reductions. Realignment of certain management responsibilities involved staffing changes in a number of senior management positions. The consolidation of similar operations led to staff reductions as well as the identification of excess space and furnishings and related charges for asset write-downs and future rental obligations. Earnings per share in 2000, without regard to these charges, are expected be flat to modestly up as compared to 1999.

  1999 Compared to 1998

Statements of Operations Comparisons
(Dollars in millions)

	Amount		Increase (Decrease)		% of Revenue
	1999	1998	$	%	1999	1998
Revenue	$1,317.1	$1,141.4	$175.7	15.4	100.0	100.0
Cost of revenue	626.0	547.8	78.2	14.3	47.5	48.0
Acquisition amortization	37.2	19.4	17.8	92.1	2.8	1.7
Selling, general and administrative expense—other	334.9	290.1	44.8	15.4	25.4	25.4
Research and development expense	73.6	76.9	(3.3)	(4.4)	5.6	6.7
Other expense (income)	(6.0)	(12.5)	6.5	(52.5)	(0.5)	(1.1)
Total costs and expenses	1,065.7	921.7	144.0	15.6	80.9	80.7
EBIT	251.4	219.7	31.7	14.4	19.1	19.3
Interest income (expense), net	(18.3)	6.1	(24.4)	NM	(1.4)	0.5
Income taxes	87.8	63.9	23.9	37.5	6.7	5.6
Earnings from continuing operations	145.3	161.9	(16.6)	(10.3)	11.0	14.2

  Consolidated Results

    Each of Ceridian's business segments reported increased revenue and earnings before interest and taxes. Revenue growth from acquisitions more than offset the effect of business dispositions, and the net revenue growth from these activities contributed about two-thirds of the total revenue increase. Lower than expected customer retention in the U.S. payroll and other human resources businesses and lower yields on tax filing balances adversely affected the revenue comparison. Costs directly related to revenue increased somewhat less than revenue, largely as a result of the integration of acquired businesses into existing operations. Selling, general and administrative expense increased, due principally to the acquisitions of ABR Information Services, Inc. in June 1999 and LifeWorks (the work-life services business of Work/Family Directions, Inc.) in November 1998. Research and development expense decreased in total and as a percentage of revenue as a result of the disposition of Resumix, Inc. in August 1998 and declining expenditures on Year 2000 remediation of Ceridian's internal systems beginning in the third quarter of 1999. Other expense (income) for 1998 includes a gain of $9.2 million ($5.8 million after income taxes) primarily as a result of the sale of land not used in the business. Interest income fell from $10.4 million to $6.4 million as a result of lower cash balances. Interest expense increased from $4.3 million to $24.7 million as a result of the debt incurred for the ABR Information Services, Inc. acquisition in June 1999 as further described under "Financial Condition" below and in a note entitled "Financing" to Ceridian's consolidated financial statements. The effective rate for the income tax provision increased from 28.3% in 1998 to 37.7% in 1999, due to a tax benefit of $18.5 million in 1998 related to the difference between the tax and financial reporting basis in a subsidiary sold in the fourth quarter. Without regard to that tax benefit and income taxes related to the gain from the sale of land mentioned above, the effective tax rate would have increased about one percentage point, primarily due to the non-deductibility of goodwill arising from the ABR Information Services, Inc. acquisition.

  Business Segment Results

Segment Comparisons
(Dollars in millions)

	Amount		Increase (Decrease)		% of Revenue
	1999	1998	$	%	1999	1998
Revenue
HRS	$828.1	$700.3	$127.8	18.2	62.9	61.4
Comdata	298.9	267.3	31.6	11.8	22.7	23.4
Arbitron	190.1	173.8	16.3	9.4	14.4	15.2
Total	1,317.1	1,141.4	175.7	15.4	100.0	100.0
EBIT
HRS	113.4	100.6	12.8	12.5	13.7	14.4
Comdata	72.2	52.4	19.8	37.7	24.2	19.6
Arbitron	65.8	57.5	8.3	14.4	34.6	33.1
Other	—	9.2	(9.2)	NM	NM	NM
Total	251.4	219.7	31.7	14.4	19.1	19.3

Human Resource Services

    The revenue contributions of businesses acquired during 1999 and 1998, notably the LifeWorks work-life services business in November 1998 and ABR Information Services, Inc. in June 1999, more than offset the revenue loss from the dispositions of Resumix in August 1998 and Tesseract at the end of 1998. These acquisitions and the acquisitions of two Canadian payroll businesses during the first quarter of 1998, net of the dispositions, contributed about two-thirds of the revenue increase. The increase in revenue was adversely affected by the decisions of some large customers to delay payroll system installations as a result of the Year 2000 event. Lower yields on tax filing balances and lower than expected customer retention in the U.S. payroll and other human resources businesses, along with the effect of exchange rate changes on the Canadian dollar, adversely affected revenue growth. Increases in sales of software, payroll services, consulting services and employee assistance programs contributed to the revenue increase as did price increases in payroll services early in 1999 and 1998. In consideration of its customer retention goals for 2000, Ceridian is foregoing any across-the-board U.S. payroll services price increase in 2000. Costs and expenses increased largely due to acquisitions, Year 2000 efforts to remediate customers' software (net of recoveries), and training and implementation efforts associated with the Source 500 product and new internal operating systems.

Comdata

    Revenue increased primarily as a result of the acquisition of a majority interest in Stored Value Systems, Inc. in the first quarter of 1999, increased sales of product and software upgrades and growth in the fleet services (local fueling) business. The impact of the acquisition of Stored Value Systems, Inc. was particularly significant in the fourth quarter of 1999, due to the seasonal nature of retail debit card sales. The sale of a telephone debit card business and an audio tape business in 1999 and the disposition of the gaming services business in January 1998 reduced 1999 revenue in comparison to 1998. The integration of accounts from First Data Corporation's NTS transportation services business that Comdata acquired in 1998 in exchange for Comdata's gaming services business into the Comdata transaction processing system reduced costs and expenses through elimination of redundant processes. Selling costs decreased in both comparisons primarily due to the conclusion early in the third quarter of 1998 of a customer acquisition program for the fleet services business. Increased Year 2000 costs and increases in provisions for fleet services bad debts reduced the benefit of these cost reductions.

Arbitron

    The revenue comparison benefited from the acquisition of Tapscan in May 1998. Without regard to the Tapscan acquisition, revenue increased due largely to price escalators in multi-year customer contracts, increased software product and report sales, and an increased number of ratings subscribers. Cost synergies with Tapscan improved gross margin performance while other costs remained consistent with or below the level of revenue growth.

  1998 Compared to 1997

  Consolidated Results

Statements of Operations
(Dollars in millions)

	Amount		Increase (Decrease)		% of Revenue
	1998	1997	$	%	1998	1997
Revenue	$1,141.4	$1,053.5	$87.9	8.3	100.0	100.0
Cost of revenue	547.8	523.1	24.7	4.7	48.0	49.7
Acquisition amortization	19.4	21.0	(1.6)	(7.9)	1.7	2.0
Selling, general and administrative expense—other	290.1	280.9	9.2	3.3	25.4	26.7
Research and development expense	76.9	59.2	17.7	30.0	6.7	5.6
Other expense (income)	(12.5)	304.5	(317.0)	(104.1)	(1.1)	28.9
Total costs and expenses	921.7	1,188.7	(267.0)	(22.5)	80.7	112.8
EBIT	219.7	(135.2)	354.9	(262.6)	19.3	(12.8)
Interest income (expense), net	6.1	(8.9)	15.0	(168.0)	0.5	(0.8)
Income taxes	63.9	(187.5)	251.4	134.1	5.6	(17.8)
Earnings from continuing operations	161.9	43.4	118.5	272.7	14.2	4.1

  Business Segment Results

Segment Comparisons
(Dollars in millions)

	Amount		Increase (Decrease)		% of Revenue
	1998	1997	$	%	1998	1997
Revenue
HRS	$700.3	$578.6	$121.7	21.0	61.4	54.9
Comdata	267.3	331.0	(63.7)	(19.3)	23.4	31.4
Arbitron	173.8	143.9	29.9	20.8	15.2	13.7
Total	1,141.4	1,053.5	87.9	8.3	100.0	100.0
EBIT
HRS	100.6	(155.4)	256.0	(164.8)	14.4	(26.8)
Comdata	52.4	16.2	36.2	223.6	19.6	4.9
Arbitron	57.5	42.2	15.3	36.5	33.1	29.3
Other	9.2	(38.2)	47.4	(123.7)	NM	NM
Total	219.7	(135.2)	354.9	(262.6)	19.3	(12.8)

Human Resource Services

    HRS revenue grew by 21.0 percent, which, after adjustment for the net effect of acquisitions and dispositions, represented internal revenue growth of 12.3 percent. The most significant acquisitions were the first quarter 1998 purchases of two payroll processing businesses in Canada and the fourth quarter 1998 purchase of the LifeWorks work-life services business from Work/Family Directions, Inc. The most significant disposition was the sale of Resumix, Inc. in the third quarter of 1998. Details on these and other investing transactions are presented in the accompanying notes to Ceridian's consolidated financial statements. The internal revenue growth largely reflected a revised pricing structure for payroll services, employment growth experienced by Ceridian's payroll and tax filing customers, the sale of add-on services to existing customers and growth of employee assistance services. Revenue growth was restrained somewhat by implementation on January 1, 1998 of IRS electronic funds transfer regulations that reduced by one day the period of time some tax filing deposits may be held. As a result, the average balance of collected but unremitted payroll tax funds in the U.S. was down 4.1 percent from the 1997 level. After eliminating the 1997 and partial year 1998 results of Resumix, the improvement in the relationship of cost of revenue and revenue in HRS largely reflected the revenue growth attributable to a revised pricing structure for payroll services, cost reductions and productivity initiatives in the payroll business and generally increased economies of scale. The HRS improvement in general and administrative expenses was largely due to staff reductions. HRS research and development expenses increased as a percent of revenue reflecting development efforts directed toward new applications, enhancements to existing applications, quality assurance programs and a portion of the costs for Year 2000 readiness. HRS experienced unusual losses of $223.5 million in 1997, related to the termination of a payroll software development project and other asset write-offs as further discussed in n note to Ceridian's consolidated financial statements entitled "Other Expense (Income)."

Comdata

    The January 1998 exchange of Comdata's gaming services business for the NTS transportation services business and cash significantly affected the amount and the mix of Comdata's revenues. Overall, Comdata revenue declined by 19.3 percent, reflecting the $127.4 million decline in gaming revenues from 1997 to 1998. Transportation services revenues increased by 32.2 percent, primarily reflecting the increased transportation revenues from the NTS acquisition and internal growth. Major factors contributing to internal growth included cross-selling products on the Comchek card, increases in customer accounts and revenue from local fueling, an increase in funds transfer transactions and increased sales of fuel desk island automation systems and telecommunications services and products.

    The improvement in the relationship of cost of revenue and revenue at Comdata resulted in large part from the disposition of the gaming services business and also benefited from revenue growth and economies resulting from the integration of the NTS business. These improvements were offset in part by an increase in the provision for bad debts, primarily related to the expansion of the local fueling business. Selling, general and administrative expenses declined as a percentage of revenue as a reduction in the ratio of general and administrative expenses to revenue exceeded the increase in the ratio of selling expense to revenue. The increase in the selling expense to revenue ratio for Comdata reflected customer acquisition expense during the first half of 1998 in connection with local fueling services. The decrease in Comdata's general and administrative expense to revenue ratio was primarily attributable to the sale of gaming services and the treatment of proceeds from the temporary provision of processing services to the purchaser of that business as a reduction of administrative expense. Comdata experienced unusual losses of $41.0 million in 1997, related to asset write-offs, severance and other exit costs as further discussed in a note to Ceridian's consolidated financial statements entitled "Other Expense (Income)."

Arbitron

    Arbitron revenue increased by 20.8%, which, after adjustment for acquisitions, represented internal revenue growth of 11.3%. The major acquisitions that affected these comparisons were the November 1997 acquisition of Continental Research and the May 1998 acquisition of the radio station, advertiser/agency and international assets of Tapscan, Inc. Arbitron's revenue growth also reflected price escalators in multi-year customer contracts, a high customer contract renewal rate, increased sales of analytical software and product and media usage reports and an increased number of subscribers for ratings services. The relationship of costs and expenses to revenue for Arbitron remained at the same level as the previous year, without regard to unusual losses of $5.0 million in 1997, related to asset write-offs and reported as "Other expense (income)."

Financial Condition

Consolidated Statements of Cash Flows Highlights
(Dollars in millions)

	Years ended December 31,
	1999	1998	1997
Operating activities	$197.0	$164.3	$113.8
Investing activities	(812.1)	(245.5)	484.8
Financing activities	572.0	(84.2)	(402.4)
Net cash flows provided (used)	(43.1)	(165.4)	196.2
Cash and equivalents at end of year	$58.5	$101.0	$267.0

Reconciliation of Earnings to Cash Inflows (Outflows) from Operating Activities
(Dollars in millions)

	Years ended December 31,
	1999	1998	1997
Earnings from continuing operations	$145.3	$161.9	$43.4
Provision for deferred income taxes	85.6	56.8	(188.5)
Depreciation and amortization	76.8	50.6	57.8
Impairment loss from asset write-offs	—	—	204.4
Other reconciling items	0.7	(2.7)	6.4
Operating cash flows from earnings	308.4	266.6	123.5
Operating cash flows from working capital activities	(111.4)	(102.3)	(9.7)
Cash flows from operating activities	197.0	164.3	113.8

    Cash flows from operating activities in 1999 and 1998 benefited from the reduction of income taxes payable for those years due to the utilization of U.S. net operating loss carryforwards and future tax deductions. Earnings from continuing operations for 1997 included a noncash $188.5 million tax benefit from Ceridian's fourth quarter recognition under FAS 109 of the future tax benefits of its net operating loss carryforwards and future tax deductions and noncash charges for asset write-offs of $204.4 million. Operating cash flows from continuing operations working capital activities reflect increases in receivables of $62.4 million in 1999, $28.6 million in 1998 and $50.6 million in 1997. Operating cash flows from working capital activities in 1998 also reflect payments of tax and other accrued liabilities of $70.0 million, and in 1997 include increases in accrued liabilities of $68.9 million, primarily related to unusual losses in the fourth quarter of 1997.

    Cash flows from investing activities during 1999 principally involved expenditures of $681.5 million for the acquisitions of ABR Information Services, Inc. in June 1999 and $20.3 million for a majority interest in Stored Value Systems, Inc. in February 1999. This transaction and other investing activities are further described in a note entitled "Investing Activities" to Ceridian's Consolidated Financial Statements. Capital expenditures amounted to $107.2 million during 1999, primarily for Ceridian's new headquarters building, renovation of an office facility in St. Petersburg, Fla. for HRS and hardware and software to be used in internal financial systems. Total expenditures for the headquarters building totaled $27.1 million at December 31, 1999, including $24.6 million incurred in 1999. The renovation of the St. Petersburg office facility, which will house some of the benefits services operations of HRS, has resulted in renovation expenditures of $10.4 million since Ceridian acquired ABR Information Services, Inc. and $25.7 million in total as of December 31, 1999.

    Investing outflows during 1998 principally involved the acquisitions of the payroll services businesses of two Canadian banks for a total cash payment of $140.7 million in the first quarter and the work-life services business of Work/Family Directions, Inc. for a cash payment of $77.5 million in November. Investing inflows in 1998 principally involved Comdata's exchange of its gaming services business for First Data Corporation's NTS transportation services business and the sales of Ceridian's Resumix and Tesseract operations. During 1997, investing outflows included acquisitions that resulted in total cash payments of $30.0 million. Investing inflows in 1997 related to the sale of the Computing Devices International division. Capital expenditures for 1998 amounted to $63.1 million, including $46.2 million for tangible property and $16.9 million for software. Capital expenditures for 1997 amounted to $81.9 million, including $44.1 million for tangible property and $37.8 million for software.

    Cash flows from financing activities during 1999 primarily involved financing arrangements related to the acquisition of ABR Information Services, Inc. This transaction and other financing activities are further described in a note entitled "Financing" to Ceridian's consolidated financial statements. Proceeds from stock option exercises and employee stock plan purchases provided $24.2 million of financing inflows during 1999. Ceridian repurchased 235,518 shares of its common stock at an average price of $21.86 per share during the third and fourth quarters of 1999, resulting in financing outflows of $5.1 million.

    Financing inflows during 1998 resulted primarily from financing arrangements related to the acquisition of the Canadian payroll services businesses. Proceeds from stock option exercises and employee stock plan purchases provided $41.0 million of financing inflows during 1998. Repurchases of 6,746,284 Ceridian shares at an average price of $24.42 in 1998 resulted in financing outflows of $182.0 million, including payment of $17.2 million in settlement of 1997 repurchases.

    Financing outflows in 1997 resulted primarily from repurchases of 15.2 million Ceridian shares at an average price of $19.58 per share for a total of $279.8 million, not including the $17.2 million settled in 1998. Proceeds from stock option exercises and employee stock plan purchases provided $21.7 million of financing inflows during 1997. During 1997, Ceridian made net payments of $144.3 million on its outstanding debt, including repaying all amounts then outstanding under its domestic revolving credit facility and related supplemental short-term borrowings used to finance stock repurchases.

    Ceridian remains in compliance with all financial covenant tests in its credit agreements and met the fixed charge coverage test of 2.75 times at 10.4 times and the debt-to-capitalization test with a margin of $240.2 million as of December 31, 1999. Assuming first quarter 2000 special charges of $50 million (the upper end of the range announced on January 25, 2000) and interest charges at the current quarterly rate, Ceridian expects that these and all other covenant tests would remain in compliance.

    Ceridian's expenditures for capital assets and software presently planned for 2000 total approximately $95.8 million with an estimated allocation of $68.0 million to HRS, $9.9 million to Comdata, $4.8 million to Arbitron and $13.1 million to corporate center operations. These planned expenditures include the costs of completing the renovation and construction of facilities described above. Ceridian also plans to continue to grow its business through strategic acquisitions. Ceridian expects to meet its liquidity needs from existing cash balances, cash flow from operations and borrowings under existing credit facilities.

Year 2000 Matters

    During 1999, Ceridian completed the process of preparing for the Year 2000 date change. This process involved identifying and remediating date recognition problems in computer systems, software and other operating equipment; working with customers, vendors and other third parties to address their Year 2000 issues; and formulating contingency plans to address potential risks in the event of Year 2000 failures.

    As a result of Ceridian's Year 2000 efforts, to date Ceridian has not experienced any material incident or difficulty related to the Year 2000 event. In addition, Ceridian has not received notice from its customers that they experienced any material incident or related difficulty related to Ceridian's products and services as a result of the Year 2000 event. As a precaution, however, we will continue to monitor all business processes, including our interaction with customers, vendors and other third parties, throughout the remainder of 2000 to address any issues related to the Year 2000 date change and to ensure all processes continue to function properly.

    Year 2000 costs, which were expensed as incurred, amounted to $20.5 million in 1999. Project-to-date Year 2000 costs amounted to $38.1 million. Year 2000 costs are net of costs recovered or anticipated to be recovered from customers that were assisted by us with their Year 2000 remediation efforts. In addition, total Year 2000 capitalizable replacement costs amounted to $4.5 million. Final project costs of approximately $2.2 million are expected to be incurred in 2000 for ongoing monitoring and support activities.

Cautionary Factors That Could Affect Future Results

    Our future results of operations and the forward-looking statements contained in this report, in other of our filings with the Securities and Exchange Commission, in our press releases and in other publications, and made by our management, are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause such material differences are discussed in the following paragraphs.

    Implementation and Success of Plans to Improve Performance of U.S. Payroll Business.  In January 2000, we announced initiatives to invest in and improve the performance of our U.S. payroll business. These initiatives include:

  •
  Transitioning small business customers with up to 200 employees to Powerpay™, our new Internet payroll product

  •
  Improving our customer service model

  •
  Changes in our pricing strategy

  •
  Continuing product enhancement

  •
  Investments in Six Sigma

  •
  Consolidation of payroll processing centers

    We cannot assure you that our efforts and the amount we invest in this process will be sufficient to improve the financial performance of our U.S. payroll business in 2000 and beyond. If these initiatives fail or the level of investment needs to be increased, the result would have a material adverse effect on our business, operating results and financial condition.

    Government Regulation Changes on Timing of Remittance and Interest Rate Changes and Investment Income from Customer Deposits.  Our payroll and tax filing business in the United States and Canada derives significant revenue and earnings from the investment of customer deposits. Customer deposits are temporarily held and invested before being remitted to tax filing authorities or the customer's employees. We receive this investment income in lieu of additional fees that would otherwise be charged to these customers. During 1999, the average yield on this investment was 5.6%. Changes in governmental regulations on the timing of remittances may reduce the period of time we are allowed to hold such remittances and may adversely affect our revenue and earnings from this source. If governmental regulations change in this fashion, we would seek to require customers who permit us to retain earnings on their deposits to pay us additional fees in lieu of this lost investment income.

    In addition, changes in interest rates will affect our revenue and earnings from this source. Interest rate changes are difficult to predict and could be significant. We have sought to lessen the impact of interest rate decreases by entering into a series of interest rate collar transactions (see Note L, Commitments and Contingencies, to Ceridian's consolidated financial statements and the "Quantitative and Qualitative Disclosures About Market Risk" in Part II, Items 8 and 7A, respectively, of this report). We cannot assure you that we will continue to be able to obtain collars or obtain them on favorable terms, or to what extent any decrease in investment income would be offset by the use of these collars. If we are unable to secure collars on favorable terms and interest rates decrease, our financial results would be adversely affected.

    Ability to Increase Revenue from Cross-Selling Efforts and New Products.  We attribute a portion of our anticipated future revenue growth in each of our business segments to:

  •
  The continued selling of additional products and services to our existing customer base

  •
  The planned introduction of new or enhanced product and service offerings

  •
  The selling of our products and services to customers among our various business groups

    How successful we are in these efforts will depend on a variety of factors, including:

  •
  Product and service selection

  •
  Effective sales and marketing efforts

  •
  Level of market acceptance and the avoidance of difficulties or delays in development or introduction

    We cannot assure you that we will achieve our revenue growth objectives from cross-selling efforts and new products. The inability to cross sell our products or develop new products would have an adverse effect on our business.

    Ability to Improve Operating Margins in Human Resource Services (HRS).  Our ability to improve profit margins in our HRS businesses will depend on factors that include the degree to which and the speed with which we are able to increase operational efficiencies and reduce operating costs in those businesses (see "Implementation and Success of Plans to Improve Performance of U.S. Payroll Business" above), and the level of customer retention in those businesses (see "Customer Retention" below). Delays or difficulties in implementing process improvements (such as those designed to reduce printing, telecommunication and customer service costs, or installing new products and services and in consolidating various functions) could adversely affect the timing or effectiveness of cost reduction and margin improvement efforts.

    Customer Retention.  Customer retention is an important factor in the amount and predictability of revenue and profits in each of our businesses. Customer retention is dependent on a number of factors, including:

  •
  Customer satisfaction

  •
  Offerings by competitors

  •
  Our customer service levels

  •
  Price

    In providing certain services, particularly payroll processing and tax filing services, we incur installation and conversion costs in connection with new customers that must be recovered before the contractual relationship provides incremental profit. The longer we are able to retain a customer, the more profitable that contract is likely to be to us.

    Effecting System Upgrades and Conversions.  We are in the process of transitioning to new data processing systems and/or software in several of our business units, including systems that process customer data and internal management information systems. The successful implementation of these new systems is critical to the effective delivery of products and services and the efficient operation of our businesses. Problems or delays with the installation or initial operation of the new systems could disrupt or increase costs in connection with the delivery of services and with operations planning, financial reporting and management.

    Deferrals in Installations Related to the Year 2000 Event.  In the second half of 1999, we experienced deferrals in new product installations in HRS as a result of our customers' reaction to the Year 2000 event. The deferral of installations from 1999 into the first half of 2000 will negatively impact our revenue in 2000. We cannot assure you of the timing of the installations of deferred product.

    Consolidation in Radio Broadcasting Industry.  The recent consolidation in the radio broadcasting industry could put pressure on the pricing of Arbitron's radio ratings service, from which Arbitron derives a substantial majority of its total revenue. While Arbitron has experienced some success in offsetting the revenue impact of any concessions by providing ratings to additional stations within a radio group and by providing additional software and other services, we cannot assure you as to the degree to which Arbitron will be able to continue to do so.

    Ability to Adapt to Changing Technology.  As a provider of information management and data processing services, we must adapt and respond to technological advances offered by competitors and technological requirements of customers in order to maintain and improve upon our competitive position. We cannot assure you that new products and product enhancements can be developed and released within the projected time frames and within targeted costs. Significant delays, difficulties or added costs in introducing new products or enhancements, either through internal development, acquisitions or cooperative relationships with other companies, could have a material adverse effect on the market acceptance of our products and services and the results of operations of our businesses generally.

    Acquisition Risks.  We expect that we will continue to make acquisitions of, investments in and strategic alliances with complementary businesses, products and technologies to enable us to add products and services for our core customer base and for adjacent markets, and to expand each of our businesses geographically. However, implementation of this strategy entails a number of risks, including:

  •
  Inaccurate assessment of undisclosed liabilities

  •
  Entry into markets in which we may have limited or no experience

  •
  Diversion of management's attention from our core businesses

  •
  Potential loss of key employees or customers of the acquired businesses

  •
  Difficulties in assimilating the operations and products of an acquired business or in realizing projected efficiencies and cost savings

  •
  Increase in our indebtedness and a limitation in our ability to access additional capital when needed

    Integration of acquisitions and obtaining anticipated revenue synergies or cost reductions are also a risk in many acquisitions. Also, if we must utilize purchase accounting for acquisitions, and given the financial characteristics of information services businesses, it may be difficult for us to avoid having acquisitions that are dilutive to earnings per share.

    Competitive Conditions.  Because the markets we serve are large and attractive, new competitors could decide to enter these markets, and thereby intensify the highly competitive conditions that already exist. These new entrants could offer new technologies (see "Ability to Adapt to Changing Technology" above) or a different service model, or could treat the services provided by one of our businesses as one component of a larger product/service offering. These developments could enable new competitors to offer similar products at reduced prices. Any of these or similar developments could have a material adverse impact on our business and results of operations.

    Liability as a Portability Administrator.  As a result of our acquisition of ABR Information Services, Inc., now known as Ceridian Benefits Services, we are subject to potential legal liability as a provider of portability compliance services. As a provider of COBRA (Consolidated Omnibus Budget Reconciliation Act) compliance services, Ceridian Benefits Services is subject to excise taxes for noncompliance with certain provisions of COBRA. In addition to the excise tax liability that may be imposed on Ceridian Benefits Services, substantial excise taxes may be imposed under COBRA on Ceridian Benefits Services' customers. Under Ceridian Benefits Services' service agreements with its customers, Ceridian Benefits Services assumes financial responsibility for the payment of such taxes assessed against its customers arising out of Ceridian Benefits Services' failure to comply with COBRA, unless such taxes are attributable to the customer's failure to comply with COBRA or with the terms of its agreement with Ceridian Benefits Services. In addition to liability for excise taxes for noncompliance with COBRA, Ceridian Benefits Services accepts financial responsibility for certain liabilities incurred by its customers that are attributable to Ceridian Benefits Services' failure to comply with COBRA or to fulfill the terms of its obligations to its customers under its agreements. These liabilities could, in certain cases, be substantial. The imposition of such liability on us as a result of the acquisition of Ceridian Benefits Services in excess of any available insurance coverage could harm our business and adversely affect our operating results.

    As a provider of HIPAA (Health Insurance Portability and Accountability Act of 1996) compliance and administration services, Ceridian Benefits Services is subject to ERISA penalties for noncompliance with certain provisions of HIPAA. Under Ceridian Benefits Services' service agreements with its customers, Ceridian Benefits Services assumes financial responsibility for the payment of penalties assessed against its customers arising out of Ceridian Benefits Services' failure to comply with HIPAA, unless such penalties are attributable to the customer's failure to comply with HIPAA or with the terms of its agreement with Ceridian Benefits Services. These liabilities could, in certain cases, be substantial. The imposition of such liability on us as a result of the acquisition of Ceridian Benefits Services in excess of any available insurance coverage could harm our business and adversely affect our operating results.

    Changes in Governmental Regulations.  Changes in governmental regulations, and in particular, the extent and type of benefits that employers are required to or may choose to provide employees, and the amount and type of federal or state taxes, may adversely affect our revenue and earnings. Changes in governmental regulations are difficult to predict and could be significant.

    Other Factors.  Trade, monetary and fiscal policies, and political and economic conditions may substantially change, with corresponding impacts on the industries which we serve, particularly more economically sensitive industries such as trucking. These changes could also affect employment levels, with a corresponding impact on our payroll processing and tax filing businesses. Our future operating results may also be adversely affected by adverse judgments, settlements, unanticipated costs or other effects of legal and administrative proceedings now pending or that may be instituted in the future.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

    Ceridian's market risk exposure is primarily interest rate risk related to revenue derived from customer payroll and tax filing deposits. This risk exposure is partially offset by interest expense on floating rate debt obligations. Interest income paid to Ceridian from trusts holding client assets varies as a function of short-term U.S. and Canadian interest rates. Ceridian uses interest rate collars to hedge the risk of falling interest rates. The table below indicates the hypothetical change in Ceridian's after-tax interest income, net of interest expense, over a one-year period due to an immediate and sustained change in the annual average interest rate. The base scenarios utilize the federal funds rate of 5.50 percent and 4.75 percent at December 31, 1999 and 1998, respectively.

	Hypothetical Change in Net Interest Income from Base Scenario
Percent Change in Interest Rates Expressed in Basis Points
	1999	1998
	(in millions of dollars)
300 Rise	7.7	20.8
200 Rise	6.7	14.6
100 Rise	4.4	6.4
50 Rise	2.5	2.6
25 Rise	1.4	1.0
Base Scenario
25 Decline	(1.2)	(1.0)
50 Decline	(2.2)	(2.0)
100 Decline	(2.7)	(3.9)
200 Decline	(2.9)	(7.8)
300 Decline	(3.1)	(11.7)

    Computations in the table above are based on assumptions about the amounts of funds held in client trusts and the relative levels of short-term market interest rates within U.S. and Canadian markets and should not be relied on as precise indicators of future expected results. Included in the computations are the effects of interest rate changes on income and expense related to all short-term and floating rate assets and liabilities owned or issued by Ceridian or its subsidiaries, including interest rate collar contracts. Compared to 1998, Ceridian reduced exposure to interest rates in 1999 by increasing its interest rate collars to cover a higher percentage of expected interest income, and by increasing the use of fixed rate investments of funds held for customers. See also the sections entitled "Payroll and Tax Filing Services" in Note A, Accounting Policies, and "Interest Rate Collars" in Note L, Commitments and Contingencies, to Ceridian's consolidated financial statements appearing in Part II, Item 8 of this report.

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

Item 8.  Financial Statements and Supplementary Data.

Independent Auditors' Report

The Board of Directors and Stockholders of
Ceridian Corporation:

    We have audited the accompanying consolidated balance sheets of Ceridian Corporation and subsidiaries as of December 31, 1999 and 1998 as restated, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1999 as restated. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ceridian Corporation and subsidiaries as of December 31, 1999 and 1998 as restated, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 as restated, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Minneapolis, Minnesota
January 25, 2000
(except as to the effect of matters
discussed in Note B which is
as of January 22, 2001)

CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)

(Dollars in millions, except per share data)

	Years Ended December 31,
	1999	1998	1997
Revenue	$1,317.1	$1,141.4	$1,053.5
Costs and Expenses
Cost of revenue	626.0	547.8	523.1
Selling, general and administrative	372.1	309.5	301.9
Research and development	73.6	76.9	59.2
Other expense (income)	(6.0)	(12.5)	304.5

Total costs and expenses	1,065.7	921.7	1,188.7

Earnings (Loss) before interest and taxes	251.4	219.7	(135.2)
Interest income	6.4	10.4	2.3
Interest expense	(24.7)	(4.3)	(11.2)

Earnings (Loss) before income taxes	233.1	225.8	(144.1)
Income tax provision (benefit)	87.8	63.9	(187.5)

Earnings from continuing operations	145.3	161.9	43.4
Discontinued operations
Gain on sale	—	25.4	386.3
Earnings from operations	—	—	50.7

Net earnings	$145.3	$187.3	$480.4

Basic earnings per share
Continuing operations	$1.01	$1.12	$0.28
Net earnings	$1.01	$1.30	$3.06
Diluted earnings per share
Continuing operations	$0.98	$1.10	$0.27
Net earnings	$0.98	$1.27	$3.01
Shares used in calculations (in thousands)
Weighted average shares (basic)	144,524	144,070	156,835
Dilutive securities	3,440	3,527	2,646

Weighted average shares (diluted)	147,964	147,597	159,481

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (RESTATED)

(Dollars in millions, except per share data)

	December 31,
	1999	1998
ASSETS
Current assets
Cash and equivalents	$58.5	$101.6
Short-term investments	22.0	—
Trade and other receivables
Trade, less allowance of $19.5 and $21.7	396.2	326.2
Other	44.5	41.2

Total	440.7	367.4
Current portion of deferred income taxes	95.0	142.6
Other current assets	24.8	19.7

Total current assets	641.0	631.3
Property, plant and equipment, net	192.6	91.0
Goodwill, net	906.7	318.6
Other intangibles, net	137.7	55.5
Software and development costs, net	48.3	26.1
Prepaid pension cost	118.3	103.4
Deferred income taxes, less current portion	4.1	53.4
Other noncurrent assets	12.9	14.1

Total assets	$2,061.6	$1,293.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term debt and current portion of long-term obligations	$0.2	$0.3
Accounts payable	45.7	64.0
Drafts and customer funds payable	136.9	111.0
Customer advances	14.6	13.6
Deferred income	78.0	64.9
Accrued taxes	74.8	76.2
Employee compensation and benefits	68.4	73.4
Other accrued expenses	74.2	71.7

Total current liabilities	492.8	475.1
Long-term obligations, less current portion	611.1	54.2
Deferred income taxes	10.3	3.6
Restructure reserves, less current portion	26.8	29.0
Employee benefit plans	77.7	74.1
Deferred income and other noncurrent liabilities	30.7	33.7
Stockholders' equity
Common Stock, $.50 par, authorized 500,000,000 shares, issued 161,685,596	80.8	80.8
Additional paid-in capital	1,126.2	1,110.5
Accumulated deficit	(18.4)	(163.7)
Treasury common stock, 16,951,228 and 18,171,620 shares	(364.6)	(390.8)
Accumulated other comprehensive income	(11.8)	(13.1)

Total stockholders' equity	812.2	623.7

Total liabilities and stockholders' equity	$2,061.6	$1,293.4

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)

(Dollars in millions, except per share data)

	Years Ended December 31,
	1999	1998	1997
Cash Flows from Operating Activities
Net earnings	$145.3	$187.3	$480.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Earnings from discontinued operations	—	—	(50.7)
Gain on sale of discontinued operations	—	(25.4)	(386.3)
Deferred income tax provision (benefit)	85.6	56.8	(188.5)
Impairment loss from asset write-offs	—	—	204.4
Depreciation and amortization	76.8	50.6	57.8
Other	0.7	(2.7)	6.4
Decrease (Increase) in trade and other receivables	(62.4)	(28.6)	(50.6)
Increase (Decrease) in accounts payable	(0.5)	(11.2)	6.8
Increase (Decrease) in drafts and customer funds payable	(7.8)	(0.9)	(26.5)
Increase (Decrease) in employee compensation and benefits	(4.8)	8.4	7.8
Increase (Decrease) in accrued taxes	(9.8)	(21.3)	10.4
Increase (Decrease) in other current assets and liabilities	(26.1)	(48.7)	42.4

Net cash provided by operating activities	197.0	164.3	113.8

Cash Flows from Investing Activities
Expended for property, plant and equipment	(77.7)	(46.2)	(44.1)
Expended for software and development costs	(29.5)	(16.9)	(37.8)
Proceeds from sales of businesses and assets	7.9	50.5	596.7
Proceeds from sales of short-term investments	3.2	—	—
Expended for business acquisitions, less cash acquired	(716.0)	(232.9)	(30.0)

Net cash provided by (used for) investing activities	(812.1)	(245.5)	484.8

Cash Flows from Financing Activities
Revolving credit and overdrafts, net	108.4	57.2	(133.1)
Borrowings of other debt	444.8	—	—
Repayment of other debt	(0.3)	(0.4)	(11.2)
Repurchase of common stock	(5.1)	(182.0)	(279.8)
Proceeds from exercise of stock options and other	24.2	41.0	21.7

Net cash provided by (used for) financing activities	572.0	(84.2)	(402.4)

Net Cash Flows Provided (Used)	(43.1)	(165.4)	196.2
Cash and equivalents at beginning of year	101.6	267.0	70.8

Cash and equivalents at end of year	$58.5	$101.6	$267.0

	Years Ended December 31,
Interest and Income Taxes Paid (Refunded)	1999	1998	1997
Interest paid	$21.0	$4.2	$11.5
Income taxes paid	$9.3	$17.5	$2.9
Income taxes refunded	$(0.5)	$(0.2)	$(0.1)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (RESTATED)

(Dollars in millions, except per share data)

	Amount			Shares
	1999	1998	1997	1999	1998	1997
Common Shares Issued
Beginning balance	$80.8	$80.8	$79.8	161,685,596	161,685,596	159,579,254
Exercises of stock options	—	—	0.2	—	—	345,904
Restricted stock awards, net	—	—	—	—	—	6,400
Employee stock purchase plans	—	—	—	—	—	123,114
Acquisitions	—	—	0.8	—	—	1,630,924

Ending balance—issued	$80.8	$80.8	$80.8	161,685,596	161,685,596	161,685,596
Treasury Stock—Common Shares
Beginning balance	$(390.8)	$(271.0)	$(0.4)	(18,171,620)	(13,801,852)	(42,392)
Repurchases	(5.1)	(164.8)	(297.0)	(235,518)	(6,746,284)	(15,172,302)
Exercises of stock options	27.2	57.8	21.7	1,265,599	2,804,050	1,148,452
Restricted stock awards, net	(1.0)	(17.1)	(6.3)	(32,524)	(630,522)	(345,250)
Employee stock purchase plans	5.1	4.3	6.6	239,369	202,988	355,224
Acquisitions	—	—	4.4	(16,534)	—	254,416

Ending balance—treasury	$(364.6)	$(390.8)	$(271.0)	(16,951,228)	(18,171,620)	(13,801,852)

Common Shares Outstanding				144,734,368	143,513,976	147,883,744

Additional Paid-In Capital
Beginning balance	$1,110.5	$1,112.6	$1,071.5
Exercises of stock options	(8.3)	(21.3)	(8.0)
Tax benefit from stock options	10.2	13.3	28.6
Restricted stock awards, net	1.8	5.6	8.9
Employee stock purchase plans	0.5	0.3	0.9
Acquisitions	11.5	—	10.7

Ending balance	$1,126.2	$1,110.5	$1,112.6	Comprehensive Income
Retained Earnings (Deficit)				1999	1998	1997
Beginning balance	$(163.7)	$(351.0)	$(831.2)
Net earnings	145.3	187.3	480.4	$145.3	$187.3	$480.4
Acquisitions by pooling	—	—	(0.2)

Ending balance	$(18.4)	$(163.7)	$(351.0)
Accumulated Other Comprehensive Income (Loss)
Foreign currency translation
Beginning balance	$(3.6)	$2.0	$0.4
Rate changes, net	0.4	(5.6)	0.1	0.4	(5.6)	0.1
Disposition of investment	—	—	1.5	—	—	1.5

Ending balance	(3.2)	(3.6)	2.0

Pension liability adjustment
Beginning balance	$(9.5)	$(9.5)	$(6.3)
Pension liability change	0.9	—	(3.2)	0.9	—	(3.2)

Ending balance	(8.6)	(9.5)	(9.5)

Total ending balance	$(11.8)	$(13.1)	$(7.5)

Total Stockholders' Equity	$812.2	$623.7	$563.9	$146.6	$181.7	$478.8

See notes to consolidated financial statements.

CERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (RESTATED)
for the three years ended December 31, 1999

(Dollars in million, except per share data)

A.  Accounting Policies

Basis of Consolidation

    The consolidated financial statements of Ceridian Corporation ("Ceridian") include the accounts of all subsidiaries and investments in which Ceridian has a controlling interest.

    As further discussed in Note C, Computing Devices International ("CDI"), a division of Ceridian sold in December 1997, is presented as a discontinued operation.

    Investments in other affiliated companies where Ceridian has significant influence are accounted for by the equity method. Other investments are accounted for by the cost method.

    All material intercompany transactions have been eliminated from the consolidated financial statements.

New Accounting Pronouncements

    FAS 133, "Accounting for Derivative Instruments and Hedging Activities," (as amended by FAS 137 with respect to the effective date) will be effective for Ceridian in January 2001. FAS 133 requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value on a mark-to-market basis. This applies whether the derivatives are stand-alone instruments, such as forward currency exchange contracts and interest rate swaps or collars, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, the underlying hedged items are also to be marked-to-market on an ongoing basis. These market value adjustments are to be included either in net earnings or loss in the statement of operations or in other comprehensive income (and accumulated in stockholders' equity), depending on the nature of the transaction. Ceridian is currently reviewing the potential impact of this accounting standard.

    In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Aspects of SAB 101 relevant to Ceridian primarily concern the timing of the recognition of revenue and certain expenses related to arrangements that involve the receipt of nonrefundable, up-front fees. SAB 101 requires that in particular situations the nonrefundable fees and certain associated costs be recognized over the contractual term or average life of the underlying arrangement. SAB 101 will be effective for Ceridian in the first quarter of 2000. Ceridian does not expect SAB 101 to have a material impact on its financial condition or results of operations.

Stock-Based Compensation

    Ceridian accounts for stock based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Therefore, compensation expense is not recorded with respect to Ceridian's fixed stock option plans, since the exercise price is set at the market price on the date of grant, or for Ceridian's employee stock purchase plan. Compensation expense for outstanding restricted stock awards, none of which is performance-based, is recognized by charging the fair value of the award at the time of grant to operations ratably over the vesting period. Grants of stock options to consultants or independent contractors are accounted for under the fair value method.

Ceridian also reports under the disclosure-only provisions of FAS 123, "Accounting for Stock-Based Compensation."

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Changes in Presentation

    Certain prior year amounts have been reclassified to conform to the current year's presentation.

Cash and Short-Term Investments

    Investments which are readily convertible to cash within three months of purchase are classified in the balance sheet as cash equivalents. Investments, if any, with longer maturities are considered available-for-sale under FAS 115 and reported in the balance sheet as short-term investments.

    At December 31, 1999, short-term investments of $22.0 consisted of marketable securities, primarily issued by U.S. government agencies. These securities are reported at cost, which approximates fair value.

Property, Plant and Equipment

    Property, plant and equipment are carried at cost and depreciated for financial statement purposes using straight-line and accelerated methods at rates based on the estimated lives of the assets, which are generally as follows:

Buildings	40 years
Building improvements	5-15 years
Machinery and equipment	3-8 years
Computer equipment	3-6 years

    Repairs and maintenance are expensed as incurred. Gains or losses on dispositions are included in results of operations. Interest capitalized in 1999 of $1.7 related to the construction of a new headquarters facility in Bloomington, Minn. and the renovation of an office facility in St. Petersburg, Fla. that will house certain benefits services operations.

    The carrying value of long-lived assets is reviewed whenever events or changes in circumstances such as market value, asset utilization, physical change, legal factors or other matters indicate that the carrying value may not be recoverable. When the review indicates that the carrying value of the asset or group of assets representing the lowest level of identifiable cash flows exceeds the sum of the expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized. The amount of the impairment loss is the amount by which the carrying value exceeds the fair value of the impaired asset or group of assets.

Earnings Per Share

    Basic earnings per share represents earnings divided by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share represents earnings divided by the sum of the weighted average number of common shares outstanding plus shares derived from potentially dilutive securities. For Ceridian, potentially dilutive securities includes "in the money" fixed stock options outstanding. The numbers of shares added for stock options is determined by the treasury stock method, which assumes exercise of these options and the use of any proceeds to repurchase a portion of these shares at the average market price for the period. The option shares excluded from the calculation of potentially dilutive securities because the exercise price exceeded the average market price were 849,000 in 1999, 341,000 in 1998 and 5,492,000 in 1997.

Goodwill and Other Intangibles

    Goodwill, which represents the excess purchase price over the fair value of net assets of businesses acquired, is assigned to operating units based on the benefits derived from the acquisition and amortized on a straight-line basis over the expected periods to be benefited, ranging up to 40 years.

    Other intangible assets represents amounts assigned to intangible assets at the time of a purchase acquisition and includes such items as customer lists and bases, technology, covenants not to compete, tradenames, workforce-in-place and other rights. Such costs are amortized on a straight-line basis over the following periods.

Customer lists	10-15 years
Tradenames	30 years
Technology	7-8 years
Other	3-20 years

    Recorded amounts are regularly reviewed and recoverability assessed. The review considers factors such as whether the amortization of the goodwill and other intangible assets for each operating unit over its remaining life can be recovered through forecasted undiscounted cash flows.

Software and Development Costs

    Ceridian capitalizes purchased software that is ready for service and development costs for marketable software incurred from the time the preliminary project stage is completed until the software is ready for use. Under the provisions of SOP 98-1, Ceridian capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and Ceridian management has authorized further funding for the project which it deems probable of completion and use for the function intended. Capitalized internal-use software costs include only (1) external direct costs of materials and services consumed in developing or obtaining the software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project, and (3) interest costs incurred, when material, while developing the software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

    Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. Software development costs are amortized using the straight-line method over a range of three to seven years, but not exceeding the expected life of the product.

    The carrying value of software and development costs is regularly reviewed by Ceridian, and a loss is recognized when the value of estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost.

Income Taxes

    The provision for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary differences between such income and that recognized for tax return purposes. Ceridian and its eligible subsidiaries file a consolidated U.S. federal income tax return. Certain subsidiaries which are consolidated for financial reporting are not eligible to be included in the consolidated U.S. federal income tax return and separate provisions for income taxes have been determined for these entities. Except for selective dividends, Ceridian intends to reinvest the unremitted earnings of its non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes was required on such earnings during the three years ended December 31, 1999.

Revenue Recognition

    Services revenue is recognized when the services are performed and billable, except as described below. Revenue from installation and conversion services for payroll and tax filing customers is non-refundable, is determined on a time and materials basis and, along with related costs, is recognized over the installation and conversion period, generally two to four months.

  Comdata

    Revenue from Comdata funds transfer and regulatory permit services consists of the transaction fees charged to customers. Such revenue does not include the costs of goods and services for which funds are advanced by Comdata (e.g., fuel purchased, permit provided or face amount of the Comchek purchased and cashed). However, Comdata pays the issuing agent (e.g., truck stop or state agency) for the full cost of the goods and services provided and, accordingly, bills the customer for such cost as well as the transaction fee. As a result, Ceridian's accounts receivable includes both the cost of the goods and services purchased and the transaction fees. Ceridian's drafts and customer funds payable includes the amount due to the issuing agent for the cost of the goods and services. Revenue is recognized for the amount of the transaction fee at the time the goods and services are purchased.

  Payroll and Tax Filing Services

    In connection with its U.S. payroll tax filing services, Ceridian collects funds for payment of taxes due, holds such funds in trust until payment is due, remits the funds to the appropriate taxing authority, files federal, state and local tax returns, handles related regulatory correspondence and amendments, and selectively absorbs regulatory charges for certain penalties and interest. For such services, Ceridian derives its payroll tax filing revenue from fees charged and from investment income it receives on tax filing deposits temporarily held pending remittance on behalf of customers to taxing authorities. The trust invests primarily in high quality collateralized short-term investments or top tier commercial paper. The trust also invests in U.S. Treasury and Agency securities, AAA rated asset-backed securities and corporate securities rated A3/A- or better.

    The aggregate amount of collected but unremitted funds varies significantly during the year and averaged $1,353.3 in 1999, $1,320.1 in 1998 and $1,376.1 in 1997. The amounts of such funds at December 31, 1999 and 1998, were $1,619.2 and $2,142.2, respectively.

    Ceridian handles payroll as well as tax filing funds for its Canadian customers. Ceridian collects funds for payment to clients' employees and tax authorities and holds these funds in trust until remitted. The Canadian trust invests in securities issued by the government and provinces of Canada, highly rated Canadian banks and corporations, asset backed trusts and mortgages. Ceridian earns income from the trust and fees for services similar to those provided in the U.S. The aggregate balances in U.S. dollars for the Canadian trust as of December 31, 1999 and 1998, respectively, were $652.5 and $562.8, with average outstanding balances during those years of $436.3 and $397.1.

  Arbitron

    Syndicated or recurring products and services are licensed on a contractual basis. Revenues for such products and services are recognized over the term of the licensee agreement as products or services are delivered. Customer billings in advance of delivery are recorded as deferred revenue in the accompanying combined balance sheets. Included in deferred revenue as of December 31, 1999 and 1998 are $44.3 and $40.5, respectively, primarily related to the Fall 1999 and 1998 quantitative radio measurement surveys that were recognized as income in 2000 and 1999, respectively, when the market surveys were delivered to the customers.

    Historically, Arbitron recognized revenue as billed on a contractual basis, without consideration of delivery patterns of its market surveys to customers. Ceridian determined that Arbitron's revenue recognition policy should coincide with the delivery of its market surveys to customers, thereby requiring deferral of customer billings related to the market surveys delivered in subsequent periods. All periods presented herein have been adjusted to reflect this change in revenue recognition as discussed in Note B.

Translation of Foreign Currencies

    Local currencies have been determined to be functional currencies for Ceridian's international operations. Foreign currency balance sheets are translated at the end-of-period exchange rates and earnings statements at the average exchange rates for each period. The resulting translation gains or losses are described as "foreign currency translation" and reported in "other comprehensive income (loss)" in the accompanying Statements of Stockholders' Equity. Gains and losses from translation of assets and liabilities denominated in other than the functional currency of the operation are recorded in results of operations as "other expense (income)."

B.  Restatement of Financial Statements

    The accompanying consolidated financial statements do not include revenue, costs and expenses for Arbitron related to the Scarborough Research Group Partnership ("Scarborough"), which has been treated as an equity method investment. Accordingly, Ceridian recognizes its share of the Scarborough Partnership's earnings. Previously reported financial statements had included Scarborough on a consolidated basis. In consideration of Emerging Issues Task Force Bulletin No. 96-16, effective in 1998, it was determined that the partnership should be accounted for as an equity method investment. Accordingly, revenues in the accompanying consolidated financial statements have been adjusted downward by $20.1, $16.9 and $15.6 for 1999, 1998 and 1997, respectively, with no impact on net earnings.

    Ceridian determined that the revenue recognition policy of Arbitron should coincide with physical delivery of its market surveys, rather than to recognize revenue as billed which had been the previous policy. The change was made as the result of consideration of delivery issues raised by SEC Staff Accounting Bulletin No. 101. Considering actual delivery patterns of the market surveys, a portion of the revenues are for surveys that are delivered in the period following when they are billed. In the event that Arbitron did not deliver a survey, the amounts billed (and most often already paid) would be refunded. Actual experience of not delivering a survey is rare. Nonetheless, it was concluded that the change of revenue recognition to coincide with delivery of the market surveys was appropriate and accordingly, all periods reported by Ceridian have been restated to reflect this method. The impact of the deconsolidation of Scarborough and this restatement on revenue, net earnings and related net earnings per share amounts is as follows:

	Years Ended December 31,
	1999	1998	1997
Revenue as previously reported	$1,342.3	$1,162.1	$1,074.8
Revenue as restated	$1,317.1	$1,141.4	$1,053.5
Net earnings as previously reported	$148.9	$189.8	$472.4
Net earnings as restated	$145.3	$187.3	$480.4
Basic net earnings per share as previously reported	$1.03	$1.32	$3.01
Basic net earnings per share as restated	$1.01	$1.30	$3.06
Diluted net earnings per share as previously reported	$1.01	$1.29	$2.96
Diluted net earnings per share as restated	$0.98	$1.27	$3.01

C.  Supplementary Data to Statements of Operations

	Years Ended December 31,
Other Expense (Income)	1999	1998	1997
Foreign currency translation expense (income)	$0.4	$—	$0.1
Loss (Gain) on sale of assets	(3.7)	(0.3)	0.4
Unusual charges (gains)	—	(9.2)	307.6
Minority interest and equity in operations of affiliates	(1.0)	(2.8)	(0.8)
Other expense (income)	(1.7)	(0.2)	(2.8)

Total	$(6.0)	$(12.5)	$304.5

Unusual Charges (Gains)

    The 1998 unusual gains of $9.2 ($5.8 after tax) are related primarily to the sale in fourth quarter of land not used in operations.

    The 1997 unusual charges included $13.0 in first quarter in connection with a litigation settlement. The litigation settlement involved a case for which an estimated amount of $15.0 had been previously accrued to cover defense costs and settlement. As of March 1997 a $24.0 settlement was reached. Accordingly, the company expensed the $13.0 in excess of the remaining accrual. In addition, 1997 charges include $150.0 in third quarter in connection with the termination of a payroll processing software development project and $144.6 in fourth quarter, due principally to asset write-offs. The largest portion of these charges related to an aggregate impairment loss from asset write-offs of $204.4 for those long-lived assets or groups of assets where the sum of related estimated future cash flows (undiscounted and without interest) was less than the carrying amount of such assets or groups of assets, including attributed portions of unallocated excess cost over net assets acquired. The amount of the impairment loss was the excess of the carrying amount of the impaired asset over the fair value of the asset. Generally, fair value represented the expected future cash flows from the use of the asset or group of assets, discounted at a rate commensurate with the risks involved.

    In August 1997, Ceridian announced it was terminating the development of the CII payroll processing software system because beta tests of the CII system had revealed that the costs associated with installing and processing payrolls for large numbers of customers with the system would be higher than previously anticipated, and that significant further investment would be required. As a result, Ceridian determined that the CII system would not provide an adequate return on its investment and, in light of continuing customer satisfaction with Ceridian's existing payroll processing system, elected to terminate the CII development. As a result of this action, Ceridian recorded non-recurring charges to other expense (income) of $150.0 in third quarter 1997. These charges include an impairment loss of $116.9 for the write-off of assets and related costs of $33.1. The costs largely relate to severance with respect to approximately 150 employees, contract termination penalties, occupancy and facility costs related to obligations expiring in years ranging from 1998 to 2003 and incremental costs to convert beta customers from the CII system. The impairment loss consists of $104.6 of CII development costs and $12.3 for the carrying value of an intangible asset related to the CII development project and acquired as part of the acquisition of Tesseract.

    The other asset write-offs of $87.5 in fourth quarter 1997 included $48.3 of the remaining goodwill and other intangible assets related to Ceridian's 1994 acquisition of Tesseract Corporation, $16.5 generally involving goodwill and other intangible assets related to several minor acquisitions and investments, $11.7 of hardware and software in Comdata, primarily reflecting a decision to discontinue efforts to bring Comdata's transaction processing systems in-house, and a $11.0 loss on the sale of Comdata's gaming services business, which closed in January 1998. The decision with regard to the Tesseract goodwill and intangible assets primarily reflected significantly diminished demand for mainframe-based payroll processing software provided by Tesseract and decisions made during 1997 to discontinue certain development efforts, such as a client/server front-end, related to the Tesseract software.

    In the fourth quarter of 1997, Ceridian accrued $57.1 in liabilities. These liabilities included $18.5 in excess facilities and severance costs, primarily related to decisions to reduce employment levels and consolidate various functions within Human Resource Services and to close two of Comdata's four call centers. Termination and benefit costs related to severance with respect to approximately 325 employees. Accrued costs also included $38.6 in estimated costs and provisions related to legal proceedings involving Ceridian and to contract penalties, including a termination fee related to Comdata's contract with an external data processing provider.

    Ceridian paid $41.1, $27.9 and $9.1 in 1997, 1998 and 1999, respectively, in relation to the litigation settlement and the CII and fourth quarter 1997 actions described above. These payments included $7.1, $8.6 and $2.0 of accrued severance in 1997, 1998 and 1999, respectively. As of December 31, 1999, all employees included in the planned 1997 actions had been terminated. During 1999, Ceridian reversed $4.5 of amounts accrued related to the 1997 actions discussed above, $2.5 of which related to estimated transaction and other obligations accrued in excess of required amounts with respect to the sale of Comdata's gaming business.

1997 Unusual Charges

		Other Cash Charges
	Non-Cash Asset Write-offs	Severance	Occupancy Costs	Contract Termination	Legal and Other	Total
Initial charge:
Litigation settlement	$—	$—	$—	$—	$13.0	$13.0
Payroll software project termination	116.9	9.4	2.8	6.1	14.8	150.0
Other charges—
Tesseract goodwill and intangible asset impairment	48.3	—	—	—	—	48.3
Comdata information technology project discontinuance	11.7	—	—	—	—	11.7
Impairment loss on Comdata gaming business	11.0	—	—	—	—	11.0
Other intangible asset impairment	16.5	—		—	—	16.5
Excess facility and severance costs	—	8.3	10.2	—	—	18.5
Legal and other costs	—	—	—	8.2	30.4	38.6

Total initial charge	204.4	17.7	13.0	14.3	58.2	307.6
Less non-cash asset write-offs	(204.4)	—	—	—	—	(204.4)

Total accrued costs	$—	17.7	13.0	14.3	58.2	103.2
Utilization:
1997 cash payments		(7.1)	(4.4)	(11.4)	(18.2)	(41.1)
1998 cash payments		(8.6)	(4.8)	(2.9)	(11.6)	(27.9)
1999 cash payments		(2.0)	(2.8)	—	(4.3)	(9.1)
1999 accrual reversal		—	—	—	(4.5)	(4.5)

Balance of accruals at December 31, 1999		$—	$1.0	$—	$19.6	$20.6

1997 Unusual Charges as of December 31, 1999

	Accrued Costs
	Occupancy Costs	Legal and Other	Total
Payroll software project termination	$—	$11.7	$11.7
Excess facility and severance costs	1.0	—	1.0
Legal and other costs	—	7.9	7.9

Total	$1.0	$19.6	$20.6

Discontinued Operations

    On December 31, 1997, Ceridian sold substantially all of the net assets of CDI, which comprised its defense electronics segment. As a result, the gain from this sale, along with the financial position, results of operations and cash flows of CDI are separately presented as discontinued operations and eliminated from continuing operations amounts in the accompanying consolidated financial statements and notes. The gain at the time of sale amounted to $386.3 or $2.42 per diluted share ($2.46 per basic share). The gain was increased by $25.4 or $0.18 per diluted or basic share in fourth quarter 1998, due to a reduction of estimated accruals related to this sale. The earnings from CDI operations were $0.32 per diluted or basic share in 1997. In 1997, the amounts of CDI revenue, earnings before income taxes and net earnings were $589.5, $61.5 and $50.7, respectively.

D.  Segment Data

    Ceridian operates in the information services industry principally in the U.S. and provides products and services to the human resources, transportation and media information markets. Its business segments include Human Resource Services, Comdata and Arbitron. These businesses collect, manage and analyze data and process transactions on behalf of customers, report information resulting from such activities to customers, and provide customers with related software applications and services. The technology-based products and services of these businesses are typically provided through long-term customer relationships that result in a high level of recurring revenue. The business segments are distinguished primarily by reference to the markets served and the nature of the services provided. Selected business segment information is provided in an accompanying table.

	Years Ended December 31,
BUSINESS SEGMENTS	1999	1998	1997
Human Resource Services
Revenue	$828.1	$700.3	$578.6
EBIT before unusual charges and gains	$113.4	$100.6	$68.1
Unusual (charges) gains	—	—	(223.5)

EBIT	$113.4	$100.6	$(155.4)
Total assets	$1,296.4	$471.5	$229.5
Depreciation and amortization	$63.5	$40.0	$43.0
Expended for property, plant and equipment	$37.8	$35.8	$24.3
Comdata
Revenue	$298.9	$267.3	$331.0
EBIT before unusual charges and gains	$72.2	$52.4	$57.2
Unusual (charges) gains	—	—	(41.0)

EBIT	$72.2	$52.4	$16.2
Total assets	$468.4	$398.6	$434.1
Depreciation and amortization	$15.6	$13.4	$17.0
Expended for property, plant and equipment	$11.7	$6.7	$18.1

Arbitron
Revenue	$190.1		$173.8	$143.9
EBIT before unusual charges and gains	$65.8		$57.5	$47.2
Unusual (charges) gains	—		—	(5.0)

EBIT	$65.8		$57.5	$42.2
Total assets	$73.1		$76.5	$59.3
Depreciation and amortization	$4.6		$4.1	$3.3
Expended for property, plant and equipment	$2.4		$1.2	$1.1
Other
Revenue	$—	$		$—
EBIT before unusual charges and gains	$—		$—	$—
Unusual (charges) gains	—		9.2	(38.2)

EBIT	$—		$9.2	$(38.2)
Total assets	$223.7		$346.8	$523.9
Depreciation and amortization	$(6.9)		$(6.9)	$(5.5)
Expended for property, plant and equipment	$25.8		$2.5	$0.6
Total Ceridian
Revenue	$1,317.1		$1,141.4	$1,053.5
EBIT before unusual charges and gains	$251.4		$210.5	$172.5
Unusual (charges) gains	—		9.2	(307.7)

EBIT	$251.4		$219.7	$(135.2)
Total assets	$2,061.6		$1,293.4	$1,246.8
Depreciation and amortization	$76.8		$50.6	$57.8
Expended for property, plant and equipment	$77.7		$46.2	$44.1

    Human Resource Services offers a broad range of services and software designed to help employers more effectively manage their work forces and information that is integral to human resource processes. These products and services include transaction-oriented administrative services and software products, primarily in areas such as payroll processing and tax filing, as well as management support software and services in areas such as benefits administration, qualified plan administration, skills management, regulatory compliance, employee training, work-life effectiveness and employee assistance programs. Revenue from payroll and tax filing services also includes investment income earned by Ceridian from deposits temporarily held pending remittance on behalf of customers to taxing authorities and customers' employees. These activities are conducted primarily in the U.S. and, to a lesser extent, through subsidiaries in the United Kingdom ("UK") and, beginning in 1998, Canada.

    Comdata provides transaction processing and decision support services to the transportation industry, primarily trucking companies, truck stops and truck drivers, in both the long haul and local markets in the U.S. These services primarily involve the use of a proprietary funds transfer card which facilitates truck driver transactions and provides transaction control and trip information for trucking firms. Additionally, Comdata provides assistance in obtaining regulatory permits and other compliance services, driver relations services, local fueling services and discounted telecommunications services in its markets. In 1999, Comdata established its Payment Services division for extending Comdata's products and services to customers outside the transportation industry.

    Arbitron provides media and marketing information (primarily radio audience measurement) to broadcasters, advertising agencies, advertisers and, through a joint venture, newspaper and magazine publishers and TV broadcasters. Arbitron also provides software applications that give customers access to Arbitron's database and, through a joint venture, measurement data concerning consumer retail behavior and media usage. These activities are conducted primarily in the U.S. and, to a lesser extent, in the UK.

    The Other segment includes the unallocated amounts related to corporate center operations. The assets of corporate center operations include cash and equivalents as well as deferred income tax and pension assets.

    Ceridian measures business segment results by reference to earnings before interest and taxes ("EBIT"), adjusted for unusual gains and losses. In 1998, adjustments included unusual gains related primarily to the disposition of land not used in the business. In 1997, adjustments included charges of $13.0 for a litigation settlement, $150.0 for termination of a payroll software development project and $144.6 due principally to goodwill and other asset write-offs. Expenses incurred by corporate center operations are charged or allocated to the business segments. Revenue from sales between business segments is not material.

    The operations of Ceridian are conducted primarily in the U.S and revenue from sales between U.S. and non-U.S. entities is not material. Non-U.S. operations in Canada and the UK relate largely to the Human Resource Services segment. Geographic data for or at the end of each of the last three years, presented in an accompanying table, is determined by reference to the location of operation.

Geographic Data	1999	1998	1997
U.S. Operations
Revenue	$1,161.8	$1,013.3	$1,008.0
Property, plant and equipment	181.2	82.0	74.6

Non-U.S. Operations
United Kingdom Operations
Revenue	65.8	59.1	45.5
Property, plant and equipment	4.3	4.8	4.7
Canadian Operations
Revenue	89.5	69.0	—
Property, plant and equipment	7.1	4.2	—
Total Non U.S. Operations
Revenue	155.3	128.1	45.5
Property, plant and equipment	11.4	9.0	4.7
Total
Revenue	$1,317.1	$1,141.4	$1,053.5
Property, plant and equipment	192.6	91.0	79.3

E.  Income Taxes

    Ceridian has U.S. net operating loss carryforwards of $216.2 and future tax deductions of $151.7, which will be available to offset regular taxable U.S. income during the carryforward period (through 2014). The tax benefits of these items are reflected in the accompanying table of deferred tax asset and deferred tax liability. If not used, these carryforwards will begin to expire in 2005.

    In 1998, Ceridian realized a tax benefit of $18.5 related to the difference between its tax and financial reporting basis in a subsidiary that was disposed of during fourth quarter.

    Under tax sharing agreements existing at the time of the disposition of certain former operations of Ceridian, Ceridian remains subject to income tax audits in various jurisdictions for the years 1985-1992. Ceridian considers its tax accruals adequate to cover any U.S. and international tax deficiencies not recoverable through deductions in future years.

Components of Earnings and Taxes from Continuing Operations	1999	1998	1997
Earnings (Loss) Before Income Taxes
U.S.	$220.5	$214.6	$(139.6)
International	12.6	11.2	(4.5)

Total	$233.1	$225.8	$(144.1)

Income Tax Provision (Benefit)
Current
U.S.	$—	$4.2	$—
State and other	2.2	2.9	1.0

	2.2	7.1	1.0

Deferred
U.S.	78.4	52.9	32.8
U.S. valuation reserve benefit		—	(221.3)
State and other	7.2	3.9	—

	85.6	56.8	(188.5)

Total	$87.8	$63.9	$(187.5)

Effective Rate Reconciliation	1999	1998	1997
U.S. statutory rate	35%	35%	35%

Income tax provision (benefit) at U.S. statutory rate	$81.7	$79.0	$(50.4)
State income taxes, net	2.9	1.2	0.8
Goodwill	6.2	2.9	44.5
Benefit of net operating loss carryforwards	—	—	(186.5)
Benefit from sale of subsidiary	—	(18.5)	—
Other	(3.0)	(0.7)	4.1

Income tax provision (benefit)	$87.8	$63.9	$(187.5)

	December 31,
Tax Effect of Items That Comprise a Significant Portion of the Net Deferred Tax Asset and Deferred Tax Liability
	1999	1998
Deferred Tax Asset
Net operating loss carryforwards	$75.7	$120.5
Restructuring and other accruals	56.2	66.9
Deferred income	16.3	14.8
Other	19.0	17.7

Total	167.2	219.9

Deferred Tax Liability
Employment related accruals	(25.9)	(21.1)
Intangibles	(29.1)	—
Other	(13.1)	(2.8)

Total	(68.1)	(23.9)

Net Deferred Tax Asset	$99.1	$196.0

Net Deferred Tax Asset (U.S.)
Current portion	$95.0	$142.6
Noncurrent portion	4.1	53.4

Total	$99.1	$196.0

Deferred Tax Liability
International	$10.5	$3.6
Non-consolidated U.S. subsidiaries	1.4	—

Total	$11.9	$3.6

Current portion	$1.6	$—
Noncurrent portion	10.3	3.6

Total	$11.9	$3.6

F.  Capital Assets

	December 31,
	1999	1998
Property, Plant and Equipment
Land	$14.8	$1.2
Machinery and equipment	233.6	189.5
Buildings and improvements	65.4	42.1
Construction in progress	54.7	4.0

	368.5	236.8
Accumulated depreciation	(175.9)	(145.8)

Property, plant and equipment, net	$192.6	$91.0

Goodwill and Other Intangibles
Goodwill	$970.6	$355.6
Accumulated amortization	(63.9)	(37.0)

Goodwill, net	$906.7	$318.6

Other Intangibles
Customer lists	32.1	22.8
Trademarks	49.3	0.8
Technology	42.6	18.3
Other	40.5	35.1

Total other intangible assets	164.5	77.0
Accumulated amortization	(26.8)	(21.5)

Goodwill and other intangible assets, net	$137.7	$55.5

Software and Development Costs
Purchased software	$33.9	$25.1
Software development costs	45.7	23.3

	79.6	48.4
Accumulated amortization	(31.3)	(22.3)

Software and development costs, net	$48.3	$26.1

	Years Ended December 31,
Depreciation and Amortization	1999	1998	1997
Depreciation and amortization of property, plant and equipment	$38.4	$32.2	$33.3
Amortization of goodwill	26.9	11.4	12.9
Amortization of other intangibles	11.8	10.1	7.6
Amortization of software and development costs	7.6	4.8	10.6
Pension credit	(7.9)	(7.9)	(6.6)

Total	$76.8	$50.6	$57.8

G.  Retirement Plans

Pension Benefits

    Ceridian maintains a defined benefit pension plan for U.S. employees that closed to new participants effective January 1, 1995. Assets of the plan consist principally of equity securities, U.S. government securities, and other fixed income obligations and do not include securities issued by Ceridian. Benefits under the plan are calculated on maximum or career average earnings and years of participation in the plan. Employees participate in this plan by means of salary reduction contributions. Certain former employees are inactive participants in the plan. Retirement plan funding amounts are based on independent consulting actuaries' determination of the Employee Retirement Income Security Act of 1974 funding requirements.

    The funded status of the plan at September 30, 1999 and 1998 measurement dates and changes in funded status for the annual periods then ended are shown in the accompanying tables, along with the net periodic pension cost and assumptions used in calculations for each of the last three years.

    Ceridian also sponsors a nonqualified supplemental retirement plan. The projected benefit obligations at September 30, 1999 and 1998 for this plan were $23.2 and $23.5, respectively, and the net periodic pension cost was $3.0 for 1999, $2.8 for 1998 and $2.3 for 1997. The related intangible asset amounts included in prepaid pension cost were $1.5 at December 31, 1999 and $2.0 at December 31, 1998. At December 31, 1999, prepaid pension cost also included $7.5 held in Rabbi trusts for certain beneficiaries of this plan.

    The costs recognized by Ceridian with respect to its defined contribution retirement plans were $7.8 in 1999, $8.8 in 1998 and $6.6 in 1997.

	September 30,
Funded Status of Defined Benefit Retirement Plan at Measurement Date
	1999	1998
Change in Projected Benefit Obligation During the Period
At beginning of period	$567.7	$542.7
Service cost	2.6	2.0
Interest cost	39.7	42.1
Actuarial (gain) loss	(11.9)	27.1
Benefits paid	(44.0)	(46.2)

At end of period	$554.1	$567.7

Change in Fair Value of Plan Assets During the Period
At beginning of period	$552.5	$620.3
Actual return on plan assets	67.8	(21.6)
Benefits paid	(44.0)	(46.2)

At end of period	$576.3	$552.5

Funded Status of Plan	$22.2	$(15.2)
Unrecognized net loss	78.1	105.8
Unrecognized prior service cost	9.0	12.5
Unrecognized net transition asset	—	(1.7)

Net pension asset recognized in the consolidated balance sheet	$109.3	$101.4

Assumptions Used in Calculations	1999	1998	1997
Discount rate	7.50%	7.00%	7.75%
Rate of compensation increase	4.00%	4.00%	4.50%
Expected return on plan assets	9.50%	9.50%	9.50%
Net Periodic Pension Cost (Credit)	1999	1998	1997
Service cost	$2.6	$2.0	$1.7
Interest cost	39.7	42.1	42.5
Expected return on plan assets	(54.9)	(53.8)	(53.1)
Net amortization and deferral	4.7	1.8	2.3

Total	$(7.9)	$(7.9)	$(6.6)

Postretirement Benefits

    Ceridian provides health care and life insurance benefits for eligible retired employees, including individuals who retired from operations of Ceridian that were subsequently sold or discontinued. Ceridian sponsors several health care plans in the U.S. for both pre- and post-age 65 retirees. Company contributions to these plans differ for various groups of retirees and future retirees. Employees hired on or after January 1, 1992 may enroll at retirement in company-sponsored plans with no company subsidy. Employees hired before and retiring after that date may enroll in plans that subsidize pre-age 65 coverage only. Employees who retired prior to 1992 are subject to various cost-sharing policies depending on when retirement began and eligibility for Medicare. This is a closed group. Most retirees outside the United States are covered by governmental health care programs, and Ceridian's cost is not significant.

    The following tables present the amounts and changes in the aggregate benefit obligation at the beginning and end of and for each of the last two measurement periods and the components of net periodic postretirement benefit cost for the plans for the last three years. For 1999, the measurement date was changed from December 31 to September 30 without any material impact on amounts presented. Ceridian does not prefund these costs.

    The assumed health care cost trend rate used in measuring the benefit obligation is 9% for pre-age 65 and 5.75% for post-age 65 in 1999, with pre-age 65 rates declining at a rate of 1% per year to an ultimate rate of 5.75% in 2003. A one percent increase in this rate would increase the benefit obligation at September 30, 1999 by $2.5 and the aggregate service and interest cost for the 1999 measurement period by $0.2. A one percent decrease in this rate would decrease the benefit obligation at September 30, 1999 by $2.2 and the aggregate service and interest cost for the 1999 measurement period by $0.2. The weighted average discount rates used in determining the benefit obligation at the measurement dates were 7.5% for 1999 and 7.0% for 1998.

Funded Status of Postretirement Health Care and Life Insurance Plans	1999	1998
Change in Benefit Obligation
At beginning of period	$44.6	$44.9
Service cost	0.1	0.1
Interest cost	3.0	3.0
Participant contributions	1.1	1.6
Actuarial loss (gain)	(4.1)	0.1
Benefits paid	(2.9)	(5.1)

At end of period	$41.8	$44.6

Change in Plan Assets
At beginning of period	$—	$—
Company contributions	1.8	3.5
Participant contributions	1.1	1.6
Benefits paid	(2.9)	(5.1)

At end of period	$—	$—

Funded Status of Plan
Benefit obligation, net	$41.8	$44.6
Unrecognized actuarial loss	10.4	6.5

At end of period	$52.2	$51.1

Current portion	$6.0	$6.0
Noncurrent portion	46.2	45.1

Total	$52.2	$51.1

Net Periodic Postretirement Benefit Cost	1999	1998	1997
Service cost	$0.1	$0.1	$0.2
Interest cost	3.0	3.0	3.6
Actuarial gain amortization	(0.2)	(0.2)	(0.1)
Other	—	0.4	(0.6)

Net periodic benefit cost	$2.9	$3.3	$3.1

H.  Stock Plans

    During the three-year period ended December 31, 1999, Ceridian provided stock-based compensation plans for directors, officers, other employees, consultants and independent contractors.

    The 1996 Director Performance Incentive Plan authorizes the issuance of up to 250,000 shares in connection with awards of stock options and non-performance restricted stock to non-employee directors of Ceridian. An annual grant of a non-qualified stock option to purchase 4,000 shares (3,000 shares before 1998) is made to each eligible director with such grants becoming fully exercisable six months after the date of grant. The exercise price of the options is the fair market value of the underlying stock at the date of grant, and the options expire in ten years.

    A one-time award of non-performance restricted shares is made to each non-employee director when the director first joins the Board with restrictions on transfer that will ordinarily lapse annually over a five-year period. The number of shares awarded will have a fair market value equal to two and one-half times (four times before 1998) the then current annual retainer paid to non-employee directors.

    Additionally, one-half of the annual retainer for each non-employee director is also provided in the form of restricted stock. The restrictions on transfer of the retainer restricted stock awards will lapse at the conclusion of the director's service.

    The 1999 Stock Incentive Plan ("1999 SIP") authorizes the issuance until February 2, 2009 of up to 12,695,048 common shares, which includes remaining shares that were authorized and available for grant under the 1993 Long-Term Incentive Plan, as amended ("1993 LTIP"), in connection with awards of stock options, restricted stock awards and performance unit awards to eligible participants in the 1999 SIP. Eligible participants in the 1999 SIP include all employees of Ceridian and any non-employee director, consultant and independent contractor of Ceridian.

    Stock options awarded under the 1999 SIP and its predecessor plans generally vest annually either over a three-year period or on a specific date if certain performance criteria are satisfied, have 10-year terms and have an exercise price that may not be less than the fair market value of the underlying stock at the date of grant. Options that remain outstanding under the 1993 LTIP, the 1994 SOP and other predecessor plans are subject to similar terms as the 1999 SIP.

    The 1999 SIP gives discretion to the Compensation and Human Resources Committee (the committee of the Board of Directors of Ceridian that administers the 1999 SIP) to determine the effect that a change of control of Ceridian will have upon awards made under that plan. The vesting of stock option awards granted in 1999 under the 1999 SIP will accelerate upon a change of control of Ceridian. The predecessor employee plans also provide for the accelerated exercisability of options and the accelerated lapse of transfer restrictions on restricted stock if a participant's employment terminates for specified reasons within two years of a change of control of Ceridian.

    Another 844,393 authorized shares were added to outstanding options as a result of the conversion of certain options held by optionees in certain plans of ABR Information Services, Inc. ("ABR") when ABR was acquired by Ceridian in mid-1999. With the exception of options held by certain key executives, the converted options vested upon the acquisition of ABR, but otherwise remain under the same terms and conditions as the original grants, which included an option price at not less than fair market value at date of grant, vesting at 25% of grant annually and expiration ten years after date of original grant.

    During 1998, Ceridian reserved 1,000,000 common shares for a new stock-based compensation plan ("UK Plan") for certain employees in its operations in the United Kingdom.

    The Employee Stock Purchase Plan ("ESPP"), as amended in 1998 to authorize an additional 2,000,000 shares, provides for the issuance of up to 3,000,000 shares of newly issued or treasury common stock of Ceridian to eligible employees. The purchase price of the stock to ESPP participants is 85% of the lesser of the fair market value on either the first day or the last day of the applicable three-month offering period.

Stock Plans	Option Price Per Share	Outstanding	Exercisable	Available for Grant	Weighted- Average Exercise Price of Options
At December 31, 1996	$0.89 - $26.13	10,603,124	3,688,900	3,335,042	$15.28

Authorized				6,000,000
Granted	15.32 - 22.38	4,505,500		(4,505,500)	20.13
Became exercisable	1.33 - 26.13		2,938,656
Exercised	1.33 - 22.38	(1,494,356)	(1,494,356)		9.08
Canceled	1.33 - 25.38	(1,353,580)	(70,420)	1,262,382	21.13
Expired	8.08	(13,494)	(13,494)		8.08
ESPP purchases				(478,338)
Restricted stock, net				338,850
Performance units forfeited				12,000

At December 31, 1997	$0.89 - $26.13	12,247,194	5,049,286	5,964,436	$17.18

Authorized				3,006,000
Granted	18.63 - 33.16	5,109,000		(5,109,000)	27.42
Became exercisable	4.43 - 28.10		2,200,162
Exercised	0.89 - 26.13	(2,804,050)	(2,804,050)		13.00
Canceled	6.47 - 33.16	(1,058,196)	(82,194)	980,448	20.68
Expired	5.92	(2,280)	(2,280)	(360,062)	5.92
ESPP purchases				(202,988)
Restricted stock, net				630,522
Performance units forfeited				8,000

At December 31, 1998	$3.09 - $33.16	13,491,668	4,360,924	4,917,356	$21.65

Authorized				12,695,048
ABR conversion	5.08 - 42.64	844,393	428,335
Granted	19.94 - 38.97	3,891,970		(3,891,970)	22.73
Became exercisable	6.47 - 34.58		3,038,429
Exercised	3.76 - 29.00	(1,265,599)	(1,265,599)		14.98
Canceled	6.47 - 36.78	(1,031,166)	(70,019)	932,488	25.36
Expired	7.65	(1,860)	(1,860)	(2,695,048)	7.65
ESPP purchases				(239,073)
UK Plan purchases				(296)
Restricted stock, net				37,864
Performance units forfeited				14,660

At December 31, 1999	$3.09 - $42.64	15,929,406	6,490,210	11,771,029	$22.26

Common shares reserved for future issuance at December 31, 1999 were 27,700,435.

    As reported in Note A, Ceridian adopted the disclosure-only provisions of FAS 123 and continues to account for stock-based compensation as in prior years. Therefore, no expense is recorded with respect to Ceridian's stock option or employee stock purchase plans, and compensation expense (credit) of $0.9 in 1999, $(3.3) in 1998 and $(2.4) in 1997 were included in continuing operations in connection with restricted stock awards.

    The following disclosure, including referenced tables, is provided with respect to the provisions of FAS 123. Ceridian employs the Black-Scholes option pricing model for determining the fair value of stock option grants, restricted stock awards and ESPP purchases, as presented in an accompanying table. Weighted average exercise prices for stock option activity and options outstanding at December 31, 1999, 1998 and 1997 are included in the Stock Plans table on the previous page.

    Further information on outstanding and exercisable stock options by exercise price range as of the end of the current year is disclosed in an accompanying table. Ceridian is required to report the pro forma effect on net earnings and earnings per share that would have resulted if the fair value method of accounting for stock-based compensation issued in those years had been adopted. The application of the fair value method would have resulted in the determination of compensation cost for grants of stock options and purchases under the ESPP and would have eliminated from the related compensation cost the revaluation to market price of unvested awards of restricted stock. Such compensation cost would then be allocated to the related period of service. The results of this calculation and the assumptions used appear in the accompanying pro forma table.

Stock Option Information as of December 31, 1999
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 3.09 - $19.94	2,193,257	5.12	$12.21	1,809,937	$11.09
$19.95 - $21.00	5,453,195	8.74	$20.09	1,639,771	$20.38
$21.01 - $26.60	3,520,563	7.47	$23.26	1,747,989	$23.55
$26.61 - $27.69	3,175,484	8.80	$27.38	739,839	$27.38
$27.70 - $42.64	1,586,907	8.24	$31.14	552,674	$32.33

$ 3.09 - $42.64	15,929,406	7.92	$22.26	6,490,210	$20.46

Pro Forma Effect of Fair Value Accounting	1999	1998	1997
Net earnings as reported	$145.3	$187.3	$480.4
Pro forma net earnings	$126.3	$173.3	$470.5
Diluted earnings per share as reported	$0.98	$1.27	$3.01
Pro forma diluted earnings per share	$0.85	$1.17	$2.95

Weighted-Average Assumptions
Expected lives in years	4-8	4-8	4-8
Expected volatility	37.4%	34.5%	32.7%
Expected dividend rate	—	—	—
Risk-free interest rate	6.3%	4.8%	5.3%

Weighted Average Fair Values of Grants, Awards and Purchases
	1999		1998		1997
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Stock options	3,891,970	$7.97	5,109,000	$8.82	4,505,500	$6.90
ESPP	239,073	$5.16	202,988	$1.08	478,338	$2.40

I.  Financing

    On June 10, 1999, Ceridian completed a Rule 144A senior notes offering with registration rights and a face amount of $450.0, which was sold through initial purchasers led by Banc of America Securities LLC. Pursuant to the terms of this private debt offering, Ceridian registered like senior notes with the SEC on a Form S-4 that was declared effective on September 20, 1999. Holders of $445.0 of the privately held notes subsequently exchanged their holdings for registered senior notes. Ceridian applied the private debt offering net proceeds of $445.6 to the payment of a $450.0 short-term loan with Bank of America National Trust and Savings Association. Those proceeds, along with Ceridian funds and an advance of $210.0 on Ceridian's $250.0 domestic revolving credit agreement at an average interest rate of 5.7% per annum, provided funding for the acquisition of ABR. The original issue discount of $4.4, recorded as an offset to senior notes, and capitalizable issue costs of $0.8, recorded as other noncurrent assets, will be amortized to interest expense over the term of the senior notes. The senior notes have a five-year term, a coupon interest rate of 7.25% per annum payable semiannually beginning December 1, 1999, and mature on June 1, 2004. Based on quoted market prices for the same or similar securities or current rates offered to Ceridian for debt of the same maturities, the estimated fair value of the senior notes at December 31, 1999 was $436.5.

	December 31,
Debt Obligations	1999	1998
Revolving credit agreements and overdrafts	$163.7	$53.9
Senior notes, net of discount	446.1	—
Other long-term debt obligations	1.5	0.6

Total debt obligations	611.3	54.5
Less short-term debt and current portions of long-term debt	0.2	0.3

Long-term obligations, less current portions	$611.1	$54.2

Aggregate Amounts of Maturities at December 31, 1999	2000	2001	2002	2003	2004	Total
Revolving credit	$—	$—	$163.7	$—	$—	$163.7
Senior notes	—	—	—	—	446.1	446.1
Other	0.2	0.2	—	1.1	—	1.5

Total	$0.2	$0.2	$163.7	$1.1	$446.1	$611.3

    At December 31, 1999, the amount of advances outstanding under a $250.0 domestic revolving credit facility, arranged with a commercial bank syndicate in July 1997, amounted to $125.0, along with $3.5 of letters of credit. No amount of advances was outstanding at December 31, 1998. The domestic credit facility is unsecured and has a final maturity of July 31, 2002. The full amount of the credit facility may be utilized for revolving loans and up to $75.0 of the credit facility may be used to obtain standby letters of credit. The pricing of the credit facility for both loans and letters of credit is determined based on Ceridian's senior unsecured debt ratings. Under the terms of the credit facility, Ceridian's consolidated debt must not exceed its stockholders' equity as of the end of any fiscal quarter, and the ratio of Ceridian's EBIT to interest expense on a rolling four quarter basis must be at least 2.75 to 1. The credit facility also limits liens, subsidiary debt, contingent obligations, operating leases, minority equity investments and divestitures. At December 31, 1999, Ceridian was in compliance with all covenants contained in the credit facility.

    During first quarter 1998 and in connection with the purchases of two payroll services businesses in Canada, Ceridian entered into two revolving credit arrangements which expire on July 31, 2002 with Canadian banks through a Canadian subsidiary. The initial borrowings amounted to $70.4 in the aggregate, carry interest rates of approximately 5.5% per annum and had aggregate outstanding balances at December 31, 1999 and 1998 of $38.7 and $53.9, respectively. No additional advances have been drawn against the Canadian credit arrangements since the initial borrowings. Other borrowing activities during 1999 and 1998 primarily involved small revolving credit or overdraft credit lines of subsidiaries.

J.  Leasing

    Ceridian conducts a substantial portion of its operations in leased facilities. Most of these leases contain renewal options and require payments for taxes, insurance and maintenance. Ceridian remains secondarily liable for future rental obligations related to assigned leases totaling $7.7 at December 31, 1999. Ceridian does not anticipate any material non-performance by the assignees of these leases.

    Virtually all leasing arrangements for equipment and facilities are operating leases and the rental payments under these leases are charged to operations as incurred. The amounts in the accompanying tables do not include assigned leases or obligations recorded as liabilities.

    The amounts of rental expense and sublease income for each of the three years ended December 31, 1999 appear in the Rental Expense table.

Rental Expense	1999	1998	1997
Rental expense	$42.6	$38.2	$38.4
Sublease rental income	(1.8)	(2.2)	(1.7)

Net rental expense	$40.8	$36.0	$36.7

    Future minimum noncancelable lease payments on operating leases existing at December 31, 1999, and which have an initial term of more than one year, are described in the Future Minimum Lease Payments table.

Future Minimum Lease Payments
2000	$42.1
2001	36.5
2002	28.5
2003	21.2
2004	15.6
Thereafter	44.8

K.  Investing Activity

    As of June 7, 1999, Ceridian acquired ABR Information Services, Inc. ("ABR"), now known as Ceridian Benefits Services, as a result of a tender offer for all outstanding shares of ABR common stock at a price of $25.50 per share in cash and a subsequent merger on July 22, 1999. ABR provided comprehensive benefits administration, payroll and human resource services to employers of all sizes.

    The purchase price of $751.8 included $720.9 for tendered shares, $12.7 for ABR shares converted to the right to receive $25.50 per share and $6.7 for Ceridian direct acquisition costs. The purchase price also included the exchange of Ceridian stock options valued at $11.5 for any unexercised ABR stock options outstanding.

    The value assigned to the net assets of ABR that were acquired by Ceridian amounted to $62.7, and the total goodwill and other intangibles of $689.1 is being amortized on average over a 30-year period. The allocation of purchase price resulted in the recording of acquired assets and liabilities listed in the table below. Property, plant and equipment of $66.2 included $15.6 of construction in progress related to an ABR office facility in St. Petersburg, Fla.

Allocation of ABR Purchase Price
Cash and equivalents	$77.4
Short-term investments	25.3
Receivables	12.5
Other current assets	1.4
Property, plant and equipment	66.2
Goodwill	602.1
Other intangibles	87.0
Customer funds payable	(26.7)
Accrued acquisition costs	(18.9)
Deferred income taxes	(26.5)
Other liabilities	(48.0)

Total purchase cost	$751.8

    The 1999 net investing cash outflows related to the ABR acquisition, after reduction for cash and equivalents acquired of $77.4, amounted to $681.5. These outflows included payments of $720.9 for shares tendered in June, $12.7 deposited in July for the remaining shares, and payments of $6.4 for Ceridian direct acquisition costs and $18.9 for ABR liabilities directly related to the acquisition. The directly related ABR liabilities assumed included payments during 1999 of $11.4 paid in July to buy out vested ABR stock options and $7.5 for investment consulting fees.

    The unaudited pro forma information presents the results of operations of Ceridian for the twelve-month periods ended December 31, 1999 and 1998 as if the acquisition of ABR had taken place on January 1, 1998. ABR earnings for the 1998 period included a $11.0 write-off of purchased in-process research and development and a $13.8 software write-off.

Pro Forma Information (Unaudited)	1999	1998
Pro forma revenue	$1,375.2	$1,224.8
Pro forma earnings from continuing operations	$131.1	$109.0
Diluted shares used in calculations (in thousands)	147,964	147,597
Pro forma diluted earnings per share	$0.89	$0.74
Historical diluted earnings per share as reported	$0.98	$1.10

    During first quarter 1999, Comdata acquired a majority interest in Stored Value Systems, Inc. ("SVS"). Comdata has the option to purchase the remainder of SVS in 2000. The acquisition required payments by Comdata of $7.3 to SVS to retire an amount due to its former parent company and $13.0 to other investors. Revenue of SVS was approximately $15.0 in 1998.

    During first quarter 1998, Ceridian, through a Canadian subsidiary, acquired the payroll services businesses of two Canadian banks for a total cash payment of $140.7 of which $70.4 was borrowed from the sellers. The acquisitions resulted in the recording of $123.5 of goodwill. Pre-acquisition revenue for these operations was approximately $65.0 in 1997. Substantially all of the 1998 revenue for these businesses was reported in Ceridian's revenue. In November 1998, Ceridian acquired the work-life services business of Work/Family Directions, Inc., which had estimated pre-acquisition revenue of approximately $52.0 in 1998 and $57.0 in 1997. The acquisition resulted in a cash payment of $77.5 and the recording of $66.5 of goodwill. In May 1998, Ceridian purchased certain assets of Tapscan, Inc., which, along with other minor purchase acquisitions made during 1998, resulted in cash payments totaling $14.7, deferred payment obligations of $3.0 and goodwill of $13.6.

    In January 1998, Comdata exchanged its gaming services business for First Data Corporation's NTS transportation services business and $50.5 in cash. The transaction was accounted for as a monetary exchange at fair value. The net cash inflow from the exchange was $30.1 and the net reduction in goodwill was $44.1. During the year, Ceridian sold its Resumix and Tesseract operations, along with other smaller businesses and assets. The aggregate net cash proceeds from these sales were $19.4 with no material gain or loss.

    During 1997, Ceridian sold CDI as further described in Note C. Also during 1997, Ceridian acquired or invested in seven small businesses. The aggregate consideration for these acquisitions and investments consisted of $30.0 in cash, assumption of $8.6 of debt and 1,885,340 shares of Ceridian's common stock. Goodwill recorded for these transactions was $40.2.

L.  Commitments and Contingencies

Commitments

    In 1995, Comdata extended its contract arrangements with IBM Global Services for substantially all data processing functions for a term of ten years. Under the terms of the agreement as amended, the minimum monthly fee was $1.4 in 1997, $1.6 in 1998 and $1.8 in 1999 and thereafter. The expenses incurred under these contract arrangements were $23.1 in 1999, $20.8 in 1998 and $17.6 in 1997. Cancellation of the agreement for convenience in 2000 would require payment of a termination fee of $7.5.

    Under a Telecommunications Services Agreement with WilTel, Comdata has agreed to purchase a minimum of $1.1 of such services each month until January 2003. Comdata is able to terminate its minimum purchase commitment at such time as it has purchased an aggregate of $45.0 in services under the Agreement. Cancellation of the Agreement for convenience would result in a cancellation charge equal to 12.5% of the average monthly revenue during the last 12 months times the number of full months remaining in the term of such Agreement. Purchases charged to expense under the Agreement and its predecessors amounted to $14.5 in 1999, $17.1 in 1998 and $20.3 in 1997.

Interest Rate Collars

    During 1999, Ceridian maintained in effect an average notional amount of collars of $991.3 for the purpose of hedging interest rate risk on invested customer deposits held in its U.S. tax filing and Canadian payroll trusts. The counterparties to these arrangements are commercial banks with debt ratings of A or better. Under current accounting standards, neither the collar arrangements nor the related trust investments and offsetting liability to customers are reflected in Ceridian's balance sheets. These arrangements, which do not require collateral, require the banks to pay Ceridian the amount by which a certain index of short-term interest rates falls below a specified floor strike level. Alternatively, when that index exceeds a specified cap strike level, Ceridian is required to pay out the excess above the cap strike level.

    At December 31, 1999, Ceridian had fourteen collar transactions in effect with an aggregate notional amount of $1,069.2, remaining terms of 5 to 53 months, floor strike levels ranging from 4.75% to 6.0% (averaging 5.22%) and cap strike levels ranging from 5.6% to 8.18% (averaging 6.78%). The risk of accounting loss through non-performance by the counterparties under any of these arrangements is considered negligible.

M.  Legal Matters

    Ceridian and its subsidiaries are involved in a number of judicial and administrative proceedings considered normal in the nature of its current and past operations, including employment-related disputes, contract disputes, government proceedings, customer disputes and tort claims. In some proceedings, the claimant seeks damages as well as other relief, which, if granted, would require substantial expenditures on the part of Ceridian or its subsidiaries.

    Some of these matters raise difficult and complex factual and legal issues, and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular action, and the jurisdiction, forum and law under which each action is proceeding. Because of this complexity, final disposition of some of these proceedings may not occur for several years. As such, Ceridian is not always able to estimate the amount of its possible future liabilities related to these matters. There can be no certainty that Ceridian may not ultimately incur charges in excess of presently or future established accruals or insurance coverage. Although occasional adverse decisions (or settlements) may occur, it is the opinion of management that the final disposition of these proceedings will not, considering the merits of the claims and established reserves, have a material adverse effect on Ceridian.

Securities Litigation Settlement

    In 1997, Ceridian and ten of its current and former executive officers were named as defendants in the consolidated class action complaint filed by five Ceridian shareholders in U.S. District Court in Minnesota. The lawsuit arose out of Ceridian's announcement, on August 26, 1997, that it had decided to terminate further development of its CII payroll processing software system. The named plaintiffs, who purport to act on behalf of a class of purchasers of Ceridian common stock during the period from January 23, 1996 to August 26, 1997, alleged in their consolidated complaint that the defendants provided false and misleading information regarding the development of the CII system and the impact that system would have on Ceridian's future operations, concealed problems with the development of the CII system and improperly capitalized the costs of the CII development effort, thereby overstating Ceridian's financial results during the development period. On March 31, 1999, the U.S. District Court dismissed the suit, but permitted the plaintiffs to file an amended complaint. The plaintiffs filed an amended consolidated complaint dated May 28, 1999. On January 3, 2000, the U.S. District Court preliminarily approved a settlement of this litigation. A hearing with the U.S. District Court to finalize the settlement is scheduled for March 21, 2000. Ceridian and the individual defendants deny any wrongdoing or liability related to the lawsuit, but have concluded that further conduct of the litigation would be expensive and protracted. It is the opinion of management that the proposed settlement of $5 million plus up to $175,000 in administrative costs, a portion of which will be covered by insurance, will not have a material adverse effect on Ceridian's financial position or results of operations.

SUPPLEMENTARY QUARTERLY DATA (Unaudited)

	1999				1998
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in millions, except per share data)
Revenue	$348.5	$336.4	$309.7	$322.5	$299.0	$285.4	$273.8	$283.2
Costs and Expenses
Cost of revenue	175.3	157.0	151.5	142.2	152.4	137.3	128.1	130.0
Selling, general and administrative	96.2	93.1	91.7	91.1	72.1	77.7	79.3	80.4
Research and development	19.7	17.2	18.3	18.4	19.1	20.1	20.3	17.4
Other expense (income)(1)	(3.9)	(0.6)	(3.0)	1.5	(12.2)	(0.3)	(0.1)	0.1

Total costs and expenses	287.3	266.7	258.5	253.2	231.4	234.8	227.6	227.9

Earnings before interest and taxes	61.2	69.7	51.2	69.3	67.6	50.6	46.2	55.3
Interest income	1.1	1.6	2.0	1.7	2.5	2.7	2.5	2.7
Interest expense	(10.1)	(10.5)	(3.2)	(0.9)	(1.0)	(1.1)	(1.5)	(0.7)

Earnings before income taxes	52.2	60.8	50.0	70.1	69.1	52.2	47.2	57.3
Income tax provision(2)	19.0	24.6	17.9	26.3	6.5	18.9	17.3	21.2

Earnings from continuing operations	33.2	36.2	32.1	43.8	62.6	33.3	29.9	36.1
Discontinued operations(3)
Gain on sale	—	—	—	—	25.4	—	—	—

Net earnings	$33.2	$36.2	$32.1	$43.8	$88.0	$33.3	$29.9	$36.1

Earnings per share(4)(5)
Basic
Continuing operations	$0.23	$0.25	$0.22	$0.30	$0.44	$0.23	$0.21	$0.25
Net earnings	$0.23	$0.25	$0.22	$0.30	$0.61	$0.23	$0.21	$0.25
Diluted
Continuing operations	$0.23	$0.25	$0.22	$0.29	$0.43	$0.23	$0.20	$0.25
Net earnings	$0.23	$0.25	$0.22	$0.29	$0.60	$0.23	$0.20	$0.25
Shares used in calculations(5)
(in thousands)
Weighted average shares (basic)	144,676	144,743	144,590	144,086	143,234	144,020	144,931	144,110
Dilutive securities	1,082	2,673	4,265	5,025	3,920	3,500	3,670	3,085
Weighted average shares (diluted)	145,758	147,416	148,855	149,111	147,154	147,520	148,601	147,195

Common Stock-per share
Market price ranges(5)(6)
High	24	33 1/4	38 1/16	40 1/2	36	32 1/4	30 7/8	27 13/16
Low	16 5/8	24 3/4	30 7/16	33 1/4	24	24 1/4	25 5/16	21 3/4

No cash dividends have been declared on common stock during the periods presented.

(1)
Includes fourth quarter 1998 unusual gains of $9.2 as described in Note C to the consolidated financial statements.

(2)
For information on a fourth quarter 1998 unusual tax benefit, see Note E to the consolidated financial statements.

(3)
For information on discontinued operations, see Note C to the consolidated financial statements.

(4)
For information on the calculation of earnings per share, see Note A.

(5)
Reflects a 2-for-1 stock split in the form of a 100% stock dividend announced January 20, 1999 and effective for holders of record on February 10, 1999.

(6)
From the New York Stock Exchange—Composite Transactions Listing.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1.  Financial Statements of Registrant

    We refer you to the following financial statements included in this report.

(a) 2.  Financial Statement Schedules of Registrant

    We refer you to Financial Statement Schedule II—"Ceridian Corporation and Subsidiaries Valuation and Qualifying Accounts," together with the Independent Auditors' report on this schedule, that is found on pages S-1 and S-2 of this report.

(a) 3.  Exhibits

    The following is a complete list of Exhibits filed or incorporated by reference as part of this report.

Exhibit	Description
12.01	Computation of Earnings to Fixed Charges.
23.01	Consent of Independent Auditors—KPMG LLP.

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

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, as of January 22, 2001.

CERIDIAN CORPORATION
By:	/s/ JOHN R. EICKHOFF John R. Eickhoff Executive Vice President and Chief Financial Officer

SCHEDULE II

CERIDIAN CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in millions)

	Year Ended December 31,
Allowance for Doubtful Accounts Receivable	1999	1998	1997
Balance at beginning of year	$21.7	$10.5	$11.2
Additions charged to costs and expenses	17.1	15.0	7.9
Write-offs and other adjustments(1)	(19.3)	(3.8)	(8.6)
Balance at end of year	$19.5	$21.7	$10.5

(1)
Other adjustments include the effect of acquisitions and dispositions of businesses.

S-1

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

THE BOARD OF DIRECTORS
CERIDIAN CORPORATION:

    Under date of January 25, 2000, we reported on the consolidated balance sheets of Ceridian Corporation and subsidiaries ("the Company"), as of December 31, 1999 and 1998 as restated, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1999 as restated. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements as restated taken as a whole, presents fairly, in all material respects, the information set forth therein.

                        /s/ KPMG LLP

Minneapolis, Minnesota
January 25, 2000

S-2

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
12.01	Computation of Ratio of Earnings to Fixed Charges.
23.01	Consent of Independent Auditors—KPMG LLP.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
Explanatory Note
PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
PART II
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Reconciliation of Earnings to Cash Inflows (Outflows) from Operating Activities (Dollars in millions)
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED) (Dollars in millions, except per share data)
CONSOLIDATED BALANCE SHEETS (RESTATED) (Dollars in millions, except per share data)
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED) (Dollars in millions, except per share data)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (RESTATED) (Dollars in millions, except per share data)
CERIDIAN CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements (RESTATED) for the three years ended December 31, 1999 (Dollars in million, except per share data)
  SUPPLEMENTARY QUARTERLY DATA (Unaudited)
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
CERIDIAN CORPORATION AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS (Dollars in millions)
EXHIBIT INDEX