Form 10-Q/A
period 2000-03-31
CERIDIAN CORP
filed 2001-01-22
CIK 109758

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
EXPLANATORY NOTE

    This Amendment No. 1 to our Quarterly Report on Form 10-Q/A reflects certain changes in our accounting policies for consolidation and revenue recognition, and additional disclosures on unusual losses and in other notes to our consolidated financial statements as presented in Part I, Item 1. This amendment also reflects additional disclosures in Part I, Items 2 and 3 and corrects references to those consolidated financial statements appearing in Part I, Item 1. All information in this Form 10-Q/A is as of the filing date of the original Form 10-Q and does not reflect any subsequent information or events other than the aforementioned changes.

INDEX

			Pages
Part I.	Financial Information
	Item 1.	Financial Statements
		Consolidated Statements of Operations (Restated) for the three month periods ended March 31, 2000 and 1999	3
		Consolidated Balance Sheets (Restated) as of March 31, 2000 and December 31, 1999	4
		Consolidated Statements of Cash Flows (Restated) for the three month periods ended March 31, 2000 and 1999	5
		Notes to Consolidated Financial Statements (Restated)	6

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

    The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	17
Signature		18

FORM 10-Q/A

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Ceridian Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)

(Unaudited)

(Dollars in millions, except per share data)

	For Periods Ended March 31, Three Months
	2000	1999
Revenue	$365.2	$322.5
Costs and Expenses
Cost of revenue	164.2	142.2
Selling, general and administrative	106.4	91.1
Research and development	18.4	18.4
Other expense (income)	32.2	1.5

Total costs and expenses	321.2	253.2

Earnings before interest and taxes	44.0	69.3
Interest income	1.0	1.7
Interest expense	(9.9)	(0.9)

Earnings before income taxes	35.1	70.1
Income tax provision	14.2	26.3

Net earnings	$20.9	$43.8

Basic earnings per share	$0.14	$0.30
Diluted earnings per share	$0.14	$0.29
Shares used in calculations (in 000's)
Weighted average shares (basic)	144,787	144,086
Dilutive securities	738	5,025

Weighted average shares (diluted)	145,525	149,111

Antidilutive shares excluded	13,702	17

See notes to consolidated financial statements.

FORM 10-Q/A

Ceridian Corporation
and Subsidiaries

CONSOLIDATED BALANCE SHEETS (RESTATED)

(Unaudited)

(Dollars in millions)

	March 31, 2000	December 31, 1999
Assets
Cash and equivalents	$85.8	$58.5
Short-term investments	22.0	22.0
Trade receivables, less allowance of $22.5 and $19.5	411.0	396.2
Other receivables	46.1	44.5
Current portion of deferred income taxes	108.8	95.0
Other current assets	27.1	24.8

Total current assets	700.8	641.0
Property, plant and equipment, net	198.0	192.6
Goodwill, net	897.2	906.7
Other intangibles, net	132.0	137.7
Software and development costs, net	45.1	48.3
Prepaid pension cost	120.7	118.3
Deferred income taxes, less current portion	—	4.1
Other noncurrent assets	10.8	12.9

Total assets	$2,104.6	$2,061.6

Liabilities and Stockholders' Equity
Short-term debt and current portion of long-term obligations	$0.1	$0.2
Accounts payable	39.6	45.7
Drafts and customer funds payable	174.9	136.9
Customer advances	14.9	14.6
Deferred income	64.3	78.0
Accrued taxes	69.5	74.8
Employee compensation and benefits	50.2	68.4
Other accrued expenses	104.5	74.2

Total current liabilities	518.0	492.8
Long-term obligations, less current portion	591.0	611.1
Deferred income taxes	33.4	10.3
Employee benefit plans	77.4	77.7
Other noncurrent liabilities	46.5	57.5
Stockholders' equity	838.3	812.2

Total liabilities and stockholders' equity	$2,104.6	$2,061.6

See notes to consolidated financial statements.

FORM 10-Q/A

Ceridian Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)

(Unaudited)

(Dollars in millions)

	For Periods Ended March 31, Three Months
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$20.9	$43.8
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Deferred income tax provision	13.4	23.9
Depreciation and amortization	22.2	14.7
Asset write-downs	18.3	—
Other	1.0	2.6
Net change in working capital items:
Trade and other receivables	(17.6)	(19.1)
Accounts payable	3.5	(5.9)
Drafts and customer funds payable	28.2	0.8
Employee compensation and benefits	(18.4)	(18.1)
Accrued taxes	(3.5)	0.8
Other current assets and liabilities	2.4	(6.6)

Net cash provided by operating activities	70.4	36.9
CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant and equipment	(19.6)	(7.2)
Expended for software and development costs	(5.0)	(9.4)
Expended for investments in and advances to businesses, less cash acquired	—	(20.3)
Proceeds from sales of businesses and assets	1.9	0.2

Net cash provided by (used for) investing activities	(22.7)	(36.7)
CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit and overdrafts, net	(2.1)	(4.0)
Repayment of other debt	(20.0)	(0.1)
Repurchase of stock	—	(0.1)
Exercise of stock options and other	1.7	11.2

Net cash provided by (used for) financing activities	(20.4)	7.0
NET CASH PROVIDED (USED)	27.3	7.2
Cash and equivalents at beginning of period	58.5	101.6

Cash and equivalents at end of period	$85.8	$108.8

See notes to consolidated financial statements.

FORM 10-Q/A
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Restated)
March 31, 2000
(Dollars in millions, except per share data)
(Unaudited)

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

    For Ceridian, FAS 133 applies to the interest rate collar arrangements maintained in order to limit the interest rate risk on invested customer deposits held in its U.S. tax filing and Canadian payroll trusts. Upon adoption of FAS 133, Ceridian expects to record a liability representing the fair value of the obligation related to interest rate collars outstanding at that date; a cumulative charge, net of income taxes, representing the portion of the collars determined to be ineffective in hedging the interest rate risk; and accumulated other comprehensive income, as a reduction of stockholders' equity, for the hedge-effective portion of the collars. These amounts are not expected to be material to the financial condition or results of operations of Ceridian. The carrying value of the interest rate collars will be adjusted to fair value on a monthly basis, with the changes in fair value recorded as described above.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 ("FIN No. 44"). The interpretation provides guidance for certain issues relating to stock compensation involving employees that arose in applying Opinion 25. Among other issues, FIN No. 44 clarifies (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The provisions of FIN No. 44, were effective July 1, 2000, except for the provisions regarding modifications to fixed stock option awards which reduce the exercise price of an award, which apply to modifications made after December 15, 1998. Provisions regarding modifications to fixed stock option awards to add reload features apply to modifications made after January 12, 2000. Ceridian believes that it is in compliance with this guidance.

    Staff Accounting Bulletin No. 101 ("SAB 101"), amended as to effective date by SAB 101A, summarizes certain views of the SEC staff in applying generally accepted accounting principles to revenue recognition in financial statements. Aspects of SAB 101 relevant to Ceridian primarily concern the timing of the recognition of revenue and certain expenses related to arrangements that involve the receipt of nonrefundable, up-front fees. SAB 101 requires that in particular situations the nonrefundable fees and certain associated costs be recognized over the contractual term or average life of the underlying arrangement. Subject to SAB 101A, required implementation of SAB 101 has been deferred to the quarter beginning April 1, 2000. Ceridian does not expect SAB 101 to have a material impact on its financial condition or results of operations.

RESTATEMENT OF FINANCIAL STATEMENTS

    The accompanying consolidated financial statements do not include revenue, costs and expenses related to the Scarborough Research Group Partnership ("Scarborough"), which has been treated as an equity method investment. Accordingly, Ceridian recognizes its share of the Scarborough Partnership's earnings. Previously reported financial statements had included Scarborough in the Arbitron segment on a consolidated basis. In consideration of Emerging Issues Task Force Bulletin No. 96-16, effective in 1998, it was determined that the partnership should be accounted for as an equity method investment. Accordingly, revenues in the accompanying consolidated financial statements have been adjusted downward by $5.0 and $3.8 for the quarters ended March 31, 2000 and 1999, respectively, with no impact on net earnings.

    Ceridian determined that the revenue recognition policy of Arbitron should coincide with physical delivery of the market surveys, rather than to recognize revenue as billed which had been the previous policy. The change was made as the result of consideration of delivery issues raised by SEC Staff Accounting Bulletin No. 101. Considering actual delivery patterns of the market surveys, a portion of the revenues are for surveys that are delivered in the period following when they are billed. In the event that Arbitron did not deliver a survey, the amounts billed (and most often already paid) would be refunded. Actual experience of not delivering a survey is rare. Nonetheless, it was concluded that the change of revenue recognition to coincide with delivery of the market surveys was appropriate and accordingly, all periods reported by Ceridian have been restated to reflect this method. The impact of the deconsolidation of Scarborough and this restatement on revenue, net earnings and related net earnings per share amounts is as follows:

	For Periods Ended March 31,
	Three Months
	2000	1999
Revenue as previously reported	$361.8	$321.4
Revenue as restated	$365.2	$322.5
Net earnings as previously reported	$16.8	$41.8
Net earnings as restated	20.9	43.8
Basic earnings per share
Net earnings as previously reported	$0.12	$0.29
Net earnings as restated	$0.14	$0.30
Diluted earnings per share
Net earnings as previously reported	$0.12	$0.28
Net earnings as restated	$0.14	$0.29

OTHER EXPENSE (INCOME)

	For Periods Ended March 31, Three Months
	2000	1999
Asset write-downs	$18.3	$—
Accrued exit costs	12.2	—
Foreign currency translation expense (income)	—	0.1
Loss (gain) on sale of assets	0.1	—
Minority interest and equity in operations of affiliates	1.8	1.6
Other expense (income)	(0.2)	(0.2)

Total	$32.2	$1.5

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

    Through March 31, 2000, Ceridian paid $2.1 of accrued severance and $1.5 of other costs related to the above items.

    The following table presents the asset write-downs ("Net") with carrying value at cost ("Cost") and amount of accumulated depreciation and amortization ("AD&A") by class of asset. Depreciation and amortization recorded in 1999 on these assets was $2.9.

Asset Write-downs	Cost	AD&A	Net
Machinery and equipment	$10.1	$(7.4)	$2.7
Buildings and improvements	2.2	(1.5)	0.7
Software development costs	12.6	(3.6)	9.0

Total property, plant and equipment	24.9	(12.5)	12.4

Goodwill	5.1	(1.8)	3.3
Other intangibles	4.2	(1.6)	2.6

Goodwill and other intangibles	9.3	(3.4)	5.9

Total	$34.2	$(15.9)	$18.3

    With respect to accrued amounts related to certain actions taken by Ceridian in 1997, as described in Note C to Ceridian's 1999 consolidated financial statements included in Ceridian's Annual Report on Form 10-K as amended, Ceridian paid $2.5 of accrued costs related to legal proceedings and idled facilities during the quarter ended March 31, 2000. Additionally, during first quarter 2000, Ceridian credited other expense (income) with a recovery of $14.2 of unused accruals established in connection with these 1997 actions. This recovery relates to the reversal of the amount accrued in excess of the settlement amount for the securities litigation matter related to CII software project termination for which the U.S. District Court approved the finalized settlement on March 31, 2000.

STOCKHOLDERS' EQUITY

	March 31, 2000	December 31, 1999
Common Stock
Par value—$.50
Shares authorized—500,000,000
Shares issued—161,685,596 and 161,685,596	$80.8	$80.8
Shares outstanding—144,877,668 and 144,734,368
Additional paid-in capital	1,125.5	1,126.2
Retained earnings	2.4	(18.4)
Treasury stock, at cost (16,807,928 and 16,951,228 common shares)	(361.6)	(364.6)
Accumulated other comprehensive income:
Cumulative translation adjustment	(0.2)	(3.2)
Pension liability adjustment	(8.6)	(8.6)

Total stockholders' equity	$838.3	$812.2

COMPREHENSIVE INCOME (LOSS)

	For Periods Ended March 31, Three Months
	2000	1999
Net income	$20.9	$43.8
Items of other comprehensive income:
Change in foreign currency translation adjustment	3.0	(0.2)

Comprehensive income	$23.9	$43.6

CAPITAL ASSETS

	March 31, 2000	December 31, 1999
Property, Plant and Equipment
Land	$14.8	$14.8
Machinery and equipment	227.2	233.6
Buildings and improvements	64.7	65.4
Construction in progress	67.6	54.7

	374.3	368.5
Accumulated depreciation	(176.3)	(175.9)

Property, plant and equipment, net	$198.0	$192.6

Goodwill
Goodwill	$968.1	$970.6
Accumulated amortization	(70.9)	(63.9)

Goodwill, net	$897.2	$906.7

Other Intangibles
Customer lists	$32.7	$32.1
Trademarks	49.3	49.3
Technology	38.4	42.6
Other	40.5	40.5

Total other intangible assets	160.9	164.5
Accumulated amortization	(28.9)	(26.8)

Other intangibles assets, net	$132.0	$137.7

Software and Development Costs
Purchased software	$36.3	$33.9
Software development cost	41.3	45.7

	77.6	79.6
Accumulated amortization	(32.5)	(31.3)

Software and development costs, net	$45.1	$48.3

	For Periods Ended March 31, Three Months
Depreciation and Amortization	2000	1999
Depreciation and amortization of property, plant and equipment	$10.0	$8.8
Amortization of goodwill	8.7	4.5
Amortization of other intangibles	3.7	1.8
Amortization of software and development costs	2.2	1.6
Pension credit	(2.4)	(2.0)

Total	$22.2	$14.7

SEGMENT DATA

	For Periods Ended March 31, Three Months
	2000	1999
Human Resource Services
Revenue	$233.9	$204.3
EBIT before unusual charges and gains	$35.4	$36.7
Unusual (charges) gains	(37.0)	—

EBIT	$(1.6)	$36.7
Total assets at March 31 and December 31	$1,292.5	$1,296.4

Comdata
Revenue	$75.8	$67.5
EBIT before unusual charges and gains	$14.9	$12.3
Unusual (charges) gains	(2.6)	—

EBIT	$12.3	$12.3
Total assets at March 31 and December 31	$479.7	$468.4

Arbitron
Revenue	$55.5	$50.7
EBIT before unusual charges and gains	$24.2	$20.3
Unusual (charges) gains	—	—

EBIT	$24.2	$20.3
Total assets at March 31 and December 31	$56.2	$73.1

Other
Revenue	$—	$—
EBIT before unusual charges and gains	$—	$—
Unusual (charges) gains	9.1	—

EBIT	$9.1	$—
Total assets at March 31 and December 31	$276.2	$223.7

Total Ceridian
Revenue	$365.2	$322.5
EBIT before unusual charges and gains	$74.5	$69.3
Unusual (charges) gains	(30.5)	—

EBIT	$44.0	$69.3
Total assets at March 31 and December 31	$2,104.6	$2,061.6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This amendment to our quarterly report on Form 10-Q/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Ceridian Corporation contained in this report that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "likely," "expects," "anticipates," "estimates," "believes" or "plans," or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to Ceridian that could cause such material differences are identified and discussed from time to time in Ceridian's filings with the Securities and Exchange Commission, including those factors discussed in this amendment to our quarterly report on Form 10-Q/A and in Ceridian's "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Cautionary Factors That Could Affect Future Results," found in Part II, Item 7 of Ceridian's Annual Report on Form 10-K for the year ended December 31, 1999, as amended, which discussion is also incorporated herein by reference. Such important factors include implementation and success of plans to improve performance of U.S. payroll business, government regulation changes on timing of remittance and interest rate changes and investment income from customer deposits, ability to increase revenue from cross-selling efforts and new products, ability to improve operating margins in Human Resource Services, customer retention, effecting system upgrades and conversions, deferrals in installations related to the Year 2000 event, consolidation in the radio broadcasting industry, ability to adapt to changing technology, acquisition risks, competitive conditions, liability as a portability administrator, changes in government regulations and other factors such as trade, monetary and fiscal policies and political and economic conditions. Ceridian undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosure Ceridian makes on related subjects in future reports to the SEC.

RESULTS OF OPERATIONS

Consolidated Results

    For the first quarter of 2000, Ceridian reported net earnings of $20.9 million, or $.14 per diluted share of common stock, on revenue of $365.2 million. For the first quarter of 1999, Ceridian reported net earnings of $43.8 million, or $.29 per diluted share of common stock, on revenue of $322.5 million.

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

    In addition to the actions referred to above and in the discussion of unusual charges, additional actions have been taken to improve customer service and the quality of operations, primarily in the U.S. payroll business. Effective in first quarter 2000, the pricing of the Source 500 product was changed from a one-time fee to a monthly services billing, which is expected to reduce annual revenue for 2000 by $8 million to $10 million. In consideration of its customer retention goals, Ceridian has chosen to forego any across-the-board U.S. payroll services price increase in 2000, which might have provided an additional $10 million to $12 million of revenue and operating profit during 2000. Also, additional spending to convert existing customers to the Powerpay™ Internet product and for Six Sigma process improvement efforts may total approximately $10 million during 2000.

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

Statements of Operations First Quarter Comparisons
(Dollars in millions, except per share data)

	Amount		Inc (Dec)		% of Revenue
	2000	1999	$	%	2000	1999
Revenue	$365.2	$322.5	42.7	13.2	100.0	100.0
Cost of revenue	164.2	142.2	22.0	15.4	45.0	44.1
Acquisition amortization	11.6	6.2	5.4	88.6	3.2	1.9
SG&A expense	94.8	84.9	9.9	11.7	26.0	26.3
R&D expense	18.4	18.4	—	—	5.0	5.7
Other expense (income)	32.2	1.5	30.7	NM	8.8	0.5
Total costs	321.2	253.2	68.0	26.8	88.0	78.5
EBIT	44.0	69.3	(25.3)	(36.6)	12.0	21.5
Interest income (expense), net	(8.9)	0.8	(9.7)	NM	(2.4)	0.3
Income taxes	14.2	26.3	(12.1)	(46.1)	3.9	8.1
Net earnings	$20.9	$43.8	(22.9)	(52.4)	5.7	13.6
Diluted EPS	$0.14	$0.29	(0.15)	(51.7)

    The increase in consolidated revenue in the first quarter of 2000 compared to the first quarter of 1999 benefited from the 1999 acquisitions of ABR Information Services, Inc. ("ABR"), now known as Ceridian Benefits Services, and of a majority interest in Stored Value Systems ("SVS") by Comdata. On May 2, 2000, Ceridian announced that Comdata completed the acquisition of the remaining minority interest in SVS for $50.6 million in cash. Revenue performance in the quarterly comparison was adversely affected by a decline in the customer retention rate during 1999 and a lower level of orders for installation during the first quarter of 2000 for payroll and tax filing services. Investment income from payroll and tax filing customer deposits increased by $4.1 million over the 1999 period as the yield increased slightly and the average deposits outstanding increased by 7.4%. Comdata revenue increased as the benefit of higher sales of merchant services products and the impact of higher fuel prices on services revenue more than offset the loss of 1999 Y2K-related product sales. The improvement in Arbitron revenue related primarily to an increase in the ratings subscriber base, escalations in multi-year ratings customer contracts and contract renewals and higher sales of analytical software applications.

    The increase in costs and expenses from the first quarter of 1999 compared to the first quarter of 2000 was due in large part to the first quarter 2000 special charges and the acquisitions mentioned above, including the amortization of goodwill and other intangibles recorded as a result of these purchase transactions. SG&A expense increased by $9.9 million without regard to acquisition amortization, due primarily to the ABR acquisition and higher benefit costs. Research and development expense remained at about the same level as the prior year as 1999 efforts related to the Year 2000 event were replaced with product development activities in 2000. Other expense (income) for the 2000 period included the first quarter net unusual loss of $30.5 million described above. Interest expense increased from $0.9 million in the 1999 period to $9.9 million in 2000 as a result of the financing arrangements for the acquisition of ABR in June 1999. The effective tax rate for the first quarter of 2000 was 40.4% compared to a rate of 37.5% for the first quarter of 1999.

Business Segment Results

Segment First Quarter Comparisons
(Dollars in millions)

	Amount		Inc (Dec)		% of Revenue
	2000	1999	$	%	2000	1999
Revenue
HRS	$233.9	$204.3	29.6	14.4	64.0	63.4
Comdata	75.8	67.5	8.3	12.4	20.8	20.9
Arbitron	55.5	50.7	4.8	9.5	15.2	15.7

Total	$365.2	$322.5	42.7	13.2	100.0	100.0

EBIT
HRS	$(1.6)	$36.7	(38.3)	(104.5)	(0.7)	17.9
Comdata	12.3	12.3	—	—	16.3	18.2
Arbitron	24.2	20.3	3.9	19.0	43.5	40.0
Other	9.1	—	9.1	NM	16.4	—

Total	$44.0	$69.3	(25.3)	(36.6)	12.0	21.5

Human Resource Services

    The addition of Ceridian Benefits Services, as a result of the acquisition of ABR in June 1999, accounted for nearly all of the increase in HRS revenue over the comparable 1999 quarter. Revenue from U.S. payroll and training services businesses was adversely affected by decreases in their customer retention rates in 1999 and lower than expected levels of orders for installation in the first quarter of 2000. Investment income from payroll and tax filing customer deposits for the first quarter of 2000 increased by $4.1 million over the 1999 first quarter as average balances increased by 7.4% and the yield increased by 38 basis points to 5.86%. The payroll businesses in Canada and the United Kingdom reported revenue increases of $3.4 million in the quarterly comparison. Revenue from sales of work-life and employee assistance programs increased modestly over the first quarter 1999 level.

    Costs and expenses increased primarily due to the addition of Ceridian Benefits Services. This increase includes additional SG&A expense of $5.4 million due to the amortization of goodwill and other intangibles arising from the ABR acquisition.

Comdata

    Revenue increased in comparison to the first quarter of 1999 due primarily to the March 1999 acquisition of a majority interest in SVS and to the subsequent growth of that business. Increased sales to the local fueling market and of merchant services products that more than offset the loss of Y2K-related product sales in 1999 also contributed to the revenue increase. The rise in diesel fuel prices since the first quarter of 1999 provided a temporary benefit to the current quarter revenue comparison, since a portion of Comdata's over-the-road revenue transactions are based on the face amount of the billing. Offsetting the benefit of this pricing factor, bad debt risk may have risen with the fuel prices. The disposition of certain product offerings in late 1999 and a reduction in phone resale revenue limited the current quarter revenue improvement over the 1999 quarter.

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

Arbitron

    The increase in Arbitron revenue related primarily to an increase in the ratings subscriber base and escalations in multi-year customer contracts and contract renewals. Higher sales of analytical software applications also contributed to the revenue increase.

    Costs and expenses increased over the first quarter 1999 level due to higher diary data collection costs and increased product development costs.

Other

    Other consists of the corporate center operations of Ceridian, and the EBIT relates to the first quarter 2000 recovery of accruals in the amount of $10.0 million from unusual charges recorded in 1997, reduced by $0.9 million of severance costs included in the first quarter of 2000 unusual charges. Further details on unusual charges and recoveries are provided in an accompanying note entitled "Other Expense (Income)."

FINANCIAL CONDITION

Consolidated Statements of Cash Flows Highlights
(Dollars in millions)

	Three Months Ended March 31,
	2000	1999
Operating activities	$70.4	$36.9
Investing activities	(22.7)	(36.7)
Financing activities	(20.4)	7.0
Net cash flows provided (used)	$27.3	$7.2

Cash and equivalents at end of period	$85.8	$108.8

Reconciliation of Earnings to Cash Inflows (Outflows) from Operating Activities
(Dollars in millions)

	Three Months Ended March 31,
	2000	1999
Net earnings	$20.9	$43.8
Provision for deferred income taxes	13.4	23.9
Depreciation and amortization	22.2	14.7
Asset write-downs	18.3	—
Other reconciling items	1.0	2.6
Operating cash flows from earnings	75.8	85.0
Operating cash flows from working capital activities	(5.4)	(48.1)

Cash flows from operating activities	$70.4	$36.9

    Cash and equivalents increased by $27.3 million to $85.8 million during the first quarter of 2000 due to strong operating cash flows. While net earnings in the current quarter were $22.9 million below first quarter 1999 earnings, the impairment losses plus depreciation and amortization did not affect cash flows; and payment of most of the accrued exit costs will occur in subsequent quarters. Most of the $30.3 million increase in other accrued liabilities during the first quarter of 2000 was due to accrued exit costs reported in this period. The benefit to operating cash flows from deferral of income taxes was reduced by $10.5 million as compared to the first quarter of 1999 due primarily to a lower level of taxable earnings in the current quarter. As a result, the contribution of cash flows from net earnings decreased $9.2 million between the comparable quarters. Cash flows from working capital activities improved by $42.7 million in the quarterly comparison due primarily to a $28.2 million increase in Comdata drafts payable, related to the relationship of the quarter-end date and weekly draft clearing operations. A $28.1 million increase in Comdata receivables was largely offset by net collections in other business segments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes in the Company's market risk during the three month period ended March 31, 2000. For additional information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosure About Market Risk, contained in of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended.

    Ceridian's exposure to other forms of market risk, including foreign exchange risk, is negligible. Foreign operations consist of payroll and human resource operations in Canada and the U.K. These foreign operations serve their respective domestic markets, with all revenues and expenses denominated in local currency. Other intercompay charges between U.S. and non-U.S. based operations are not material. Translation adjustments on investments in foreign operations are reported in comprehensive income, and are not hedged.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q for the period ended March 31, 2000, to be signed on its behalf by the undersigned thereunto duly authorized.

CERIDIAN CORPORATION Registrant
Date: January 22, 2001	By:	/s/ L.D. GROSS L.D. Gross Vice President and Corporate Controller (Principal Accounting Officer

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM I. FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
SIGNATURE