Form 10-Q/A
period 2000-06-30
CERIDIAN CORP
filed 2001-01-22
CIK 109758

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

CERIDIAN CORPORATION AND SUBSIDIARIES

FORM 10-Q/A

EXPLANATORY NOTE

    This Amendment No. 1 to our Quarterly Report on Form 10-Q/A reflects certain changes in our accounting policies for the treatment of Arbitron as a discontinued operation and revenue recognition, and additional disclosures on unusual losses and in other notes to our consolidated financial statements as presented in Part I, Item 1. This amendment also reflects additional disclosures in Part I, Items 2 and 3 and corrects references to those consolidated financial statements appearing in Part I, Item 1. All information in this Form 10-Q/A is as of the filing date of the original Form 10-Q, and does not reflect any subsequent information or events other than the aforementioned changes.

INDEX

			Pages
Part I.	Financial Information
	Item 1.	Financial Statements
		Consolidated Statements of Operations (Restated) for the three and six month periods ended June 30, 2000 and 1999	3
		Consolidated Balance Sheets (Restated) as of June 30, 2000 and December 31, 1999	4
		Consolidated Statements of Cash Flows (Restated) for the six month periods ended June 30, 2000 and 1999	5
		Notes to Consolidated Financial Statements (Restated)	6

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
	The results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.
	The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	19
Signature			20

FORM 10-Q/A
PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

Ceridian Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)

(Unaudited)

(Dollars in millions, except per share data)

	For Periods Ended June 30,
	Three Months		Six Months
	2000	1999	2000	1999
Revenue	$283.1	$267.7	$592.7	$539.5
Costs and Expenses
Cost of revenue	141.1	131.7	289.4	259.0
Selling, general and administrative	88.3	81.7	183.6	161.4
Research and development	15.2	15.4	30.3	31.1
Other expense (income)	0.3	(0.3)	31.4	(0.2)

Total costs and expenses	244.9	228.5	534.7	451.3

Earnings before interest and taxes	38.2	39.2	58.0	88.2
Interest income	0.8	2.0	1.8	3.7
Interest expense	(9.6)	(3.2)	(19.5)	(4.1)

Earnings before income taxes	29.4	38.0	40.3	87.8
Income tax provision	11.0	14.0	15.4	31.9

Earnings from continuing operations	18.4	24.0	24.9	55.9
Discontinued operations	8.8	8.1	23.2	20.0

Net earnings	$27.2	$32.1	$48.1	$75.9

Basic earnings per share
Continuing operations	$0.13	$0.17	$0.17	$0.39
Net earnings	$0.19	$0.22	$0.33	$0.53
Diluted earnings per share
Continuing operations	$0.13	$0.16	$0.17	$0.37
Net earnings	$0.19	$0.22	$0.33	$0.51
Shares used in calculations (in 000's)
Weighted average shares (basic)	145,051	144,590	144,919	144,338
Dilutive securities	1,704	4,265	1,022	4,643

Weighted average shares (diluted)	146,755	148,855	145,941	148,981
Antidilutive shares excluded	5,530	103	8,444	53

See notes to consolidated financial statements.

FORM 10-Q/A

Ceridian Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS (RESTATED)

(Unaudited)

(Dollars in millions)

	June 30, 2000	December 31, 1999
Assets
Cash and equivalents	$56.1	$58.5
Short-term investments	22.0	22.0
Trade receivables, less allowance of $20.3 and $17.5	428.0	399.0
Other receivables	23.0	23.8
Current portion of deferred income taxes	75.3	74.2
Other current assets	24.1	23.6

Total current assets	628.5	601.1
Property, plant and equipment, net	204.4	188.1
Goodwill, net	929.8	892.9
Other intangibles, net	135.9	135.3
Software and development costs, net	44.0	48.0
Prepaid pension cost	123.2	118.3
Other noncurrent assets	1.7	4.8

Total assets	$2,067.5	$1,988.5

Liabilities and Stockholders' Equity
Short-term debt and current portion of long-term obligations	$0.2	$0.2
Accounts payable	34.5	41.6
Drafts and customer funds payable	182.2	136.9
Customer advances	15.2	14.6
Deferred income	31.0	33.7
Accrued taxes	47.8	43.1
Employee compensation and benefits	56.4	61.5
Net liabilities of discontinued operations	9.5	23.8
Other accrued expenses	87.5	71.0

Total current liabilities	464.3	426.4
Long-term obligations, less current portion	584.1	611.1
Deferred income taxes	40.4	10.3
Employee benefit plans	76.2	76.4
Other noncurrent liabilities	37.2	52.1
Stockholders' equity	865.3	812.2

Total liabilities and stockholders' equity	$2,067.5	$1,988.5

See notes to consolidated financial statements

FORM 10-Q/A

Ceridian Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)

(Unaudited)

(Dollars in millions)

	For Periods Ended June 30, Six Months
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$48.1	$75.9
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Earnings from discontinued operations	(23.2)	(20.0)
Deferred income tax provision	28.5	40.0
Depreciation and amortization	42.5	29.6
Asset write-downs	18.3	—
Other	(1.0)	4.9
Net change in working capital items:
Trade and other receivables	(31.4)	(37.4)
Accounts payable	(2.2)	(2.7)
Drafts and customer funds payable	40.4	11.9
Employee compensation and benefits	(5.6)	(14.8)
Accrued taxes	6.7	6.5
Other current assets and liabilities	0.8	(3.2)
Cash provided by operating activities of discontinued operations	10.3	14.6

Net cash provided by operating activities	132.2	105.3
CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant and equipment	(39.0)	(22.8)
Expended for software and development costs	(10.7)	(16.7)
Expended for investments in and advances to businesses, less cash acquired	(65.1)	(672.0)
Proceeds from sales of businesses and assets	2.1	3.3
Cash used for investing activities of discontinued operations	(1.3)	(1.7)

Net cash provided by (used for) investing activities	(114.0)	(709.9)
CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit and overdrafts, net	(7.5)	143.4
Borrowings of other debt	—	444.8
Repayment of other debt	(20.1)	(0.2)
Exercise of stock options and other	7.0	20.0

Net cash provided by (used for) financing activities	(20.6)	608.0
NET CASH PROVIDED (USED)	(2.4)	3.4
Cash and equivalents at beginning of period	58.5	101.0

Cash and equivalents at end of period	$56.1	$104.4

See notes to consolidated financial statements.

FORM 10-Q/A

CERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Restated)

June 30, 2000

(Dollars in millions, except per share data)

DISCONTINUED OPERATIONS—SPIN-OFF TRANSACTION

    On July 18, 2000, Ceridian announced its intention to separate its human resource services division and subsidiaries and Comdata subsidiaries from its media information business, Arbitron, into two independent, publicly-traded companies. The separation would be effected by a reverse spin-off of a new entity consisting of Ceridian's human resource services division and subsidiaries and Comdata. Ceridian expects to incur approximately $25 in direct costs related to the spin-off. The charges will cover transaction fees and costs related to the restructuring of Ceridian's domestic debt, a portion of which is determined by reference to market interest rates. Ceridian will determine the final distribution ratio and the record and distribution dates for the reverse spin-off at a later date. The transaction is intended to be in the form of a tax-free dividend. Arbitron is treated as a discontinued operation in the accompanying financial statements of Ceridian.

    In connection with reporting requirements of the spin-off, stand-alone financial statements of Arbitron were prepared. During preparation of the Arbitron financial statements it was determined that the revenue recognition policy of Arbitron should coincide with physical delivery of its market surveys, rather than to recognize revenue as billed which had been the policy for the past 33 years. The change was made as the result of consideration of delivery issues raised by SEC Staff Accounting Bulletin No. 101. Considering actual delivery patterns of the market surveys, a portion of the revenues are for surveys that are delivered in the period following when they are billed. In the event that Arbitron did not deliver a survey, the amounts billed (and most often already paid) would be refunded. Actual experience of not delivering a survey is rare. Nonetheless, it was concluded that the change of revenue recognition to coincide with delivery of the market surveys was appropriate and accordingly, all periods reported by Ceridian and Arbitron on a stand-alone basis reflect this method. The balance sheet impact of the adjustment increased net liabilities of discontinued operations and decreased equity by $31.4 and $30.5 at June 30, 2000 and December 31, 1999, respectively. The change affects earnings from operations of discontinued operations and not earnings from continuing operations.

    The impact of this adjustment on earnings of discontinued operations is as follows:

	For Periods Ended June 30,
	Three Months		Six Months
Earnings from Discontinued Operations as Restated	2000	1999	2000	1999
Earnings of discontinued operations before restatement	$13.8	$11.8	$24.1	$21.6
Earnings of discontinued operations as restated	8.8	8.1	23.2	20.0
Basic earnings per share
Earnings of discontinued operations before restatement	$0.09	$0.08	$0.16	$0.15
Earnings of discontinued operations as restated	$0.06	$0.05	$0.16	$0.14
Diluted earnings per share
Earnings of discontinued operations before restatement	$0.09	$0.08	$0.17	$0.15
Earnings of discontinued operations as restated	$0.06	$0.06	$0.16	$0.14

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

    In June 2000, the SEC staff issued Staff Accounting Bulletin No. 101B, which deferred the required implementation date of Staff Accounting Bulletin No. 101 ("SAB 101"), as amended by SAB 101A. SAB 101, as amended summarizes certain views of the SEC staff in applying generally accepted accounting principles to revenue recognition in financial statements. Aspects of SAB 101 relevant to Ceridian primarily concern the timing of the recognition of revenue and certain expenses related to arrangements that involve the receipt of nonrefundable, up-front fees. SAB 101 requires that in particular situations the nonrefundable fees and certain associated costs be recognized over the contractual term or average life of the underlying arrangement. Subject to SAB 101B, required implementation of SAB 101 has been deferred to the quarter beginning October 1, 2000. Ceridian does not expect SAB 101 to have a material impact on its financial condition or results of operations.

INVESTING ACTIVITY

    In May 2000, Comdata completed the acquisition of Stored Value Systems, Inc. ("SVS") by exercising its option to purchase the remaining 49% interest and paying $50.9. Goodwill and other intangibles related to this transaction amounted to $51.2, which will be amortized over periods of 2 to 15 years. Comdata purchased a majority interest in SVS in March 1999.

    Also during the first six months of 2000, Ceridian made payments of $14.2 for purchase acquisitions, including the acquisition in June 2000 of a payroll service that operates primarily in the United Kingdom and performance-based purchase price adjustments related to prior year acquisitions.

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

STOCKHOLDERS' EQUITY

	June 30, 2000	December 31, 1999
Common Stock
Par value—$.50
Shares authorized—500,000,000
Shares issued—161,685,596 and 161,685,596	$80.8	$80.8
Shares outstanding—145,196,194 and 144,734,368
Additional paid-in capital	1,124.4	1,126.2
Retained earnings (deficit)	29.7	(18.4)
Treasury stock, at cost (16,489,402 and 16,951,228 common shares)	(354.7)	(364.6)
Accumulated other comprehensive income, net of deferred income taxes:
Cumulative translation adjustment	(6.3)	(3.2)
Pension liability adjustment	(8.6)	(8.6)

Total stockholders' equity	$865.3	$812.2

COMPREHENSIVE INCOME (LOSS)

	For Periods Ended June 30,
	Three Months		Six Months
	2000	1999	2000	1999
Net income	$27.2	$32.1	$48.1	$75.9
Items of other comprehensive income:
Change in foreign currency translation adjustment	(6.1)	0.1	(3.1)	(0.1)

Comprehensive income	$21.1	$32.2	$45.0	$75.8

OTHER EXPENSE (INCOME)

	For Periods Ended June 30,
	Three Months		Six Months
	2000	1999	2000	1999
Asset write-downs	$—	$—	$18.3	$—
Accrued exit costs	—	—	12.2	—
Foreign currency translation expense (income)	0.2	—	0.2	0.1
Loss (gain) on sale of assets	—	(1.0)	0.1	(1.0)
Minority interest and equity in operations of affiliates	0.1	0.1	0.8	0.2
Other expense (income)	—	0.6	(0.2)	0.5

Total	$0.3	$(0.3)	$31.4	$(0.2)

    In March 2000, Ceridian approved plans to streamline management and improve customer service and the quality of operations, primarily in HRS, during 2000. These plans resulted from a review by Ceridian executive and business unit management teams announced in January 2000. To the extent that certain costs related to these planned actions were appropriately recognized as liabilities upon approval of the plan or related to impairments of asset values identified in the current period, Ceridian recorded as other expense (income) charges of $44.7 in first quarter 2000. These charges include $26.4 of accrued exit costs and $18.3 for impairment of asset values ("asset write-downs"). Severance costs involve involuntary termination notices for approximately 500 employment positions, primarily in HRS of which approximately 280 had been eliminated by June 30, 2000. The other exit costs are incremental costs directly related to terminated activities and not to continuing operations, primarily the lease cost for idled facilities and contract termination fees. With the exception of costs related to long-term leases, payment of accrued exit costs is expected to take place by early 2001. Asset write-downs include the write-off of capitalized software amounts related to a software development contract that was terminated in the first quarter 2000, certain property and equipment abandoned at a number of idled facilities, and various goodwill and intangible asset balances with respect to two previous acquisitions. The impairment review of goodwill and intangible assets considered situations in which the sum of related estimated future cash flows (undiscounted and without interest) was less than the carrying amount of such assets, including attributed portions of unallocated excess cost over net assets acquired. The amount of the impairment loss was the excess of the carrying amount of the impaired asset over the fair value of the asset. Generally, fair value represented the expected future cash flows from the use of the asset or group of assets, discounted at a rate commensurate with the risks involved.

    A summary of these charges is as follows:

	Other Cash Charges
Non-Cash Asset Write-offs	Severance	Contract Termination	Occupancy Costs	Total
$18.3	$16.4	$1.3	$8.7	$44.7

    Through June 30, 2000, Ceridian paid $5.4 of accrued severance and $2.5 of other costs related to the above items.

    With respect to accrued amounts related to certain actions taken by Ceridian in 1997 as described in Note C to Ceridian's 1999 consolidated financial statements included in Ceridian's Annual Report on Form 10-K, as amended, Ceridian paid $3.5 of accrued costs related to legal proceedings and idled facilities during the year to date period ended June 30, 2000. Additionally, during first quarter 2000, Ceridian credited other expense (income) with a recovery of $14.2 of unused accruals established in connection with these 1997 actions. This recovery relates to the reversal of the amount accrued in excess of the settlement amount for the securities litigation matter related to CII software project termination for which the U.S. District Court approved the finalized settlement on March 31, 2000.

CAPITAL ASSETS

	June 30, 2000	December 31, 1999
Property, Plant and Equipment
Land	$14.8	$14.8
Machinery and equipment	222.1	222.6
Buildings and improvements	59.0	60.2
Construction in progress	79.2	54.7

	375.1	352.3
Accumulated depreciation	(170.7)	(164.2)

Property, plant and equipment, net	$204.4	$188.1

Goodwill
Goodwill	$1,003.0	$951.0
Accumulated amortization	(73.2)	(58.1)

Goodwill, net	$929.8	$892.9

Other Intangibles
Customer lists	$36.5	$32.1
Trademarks	49.3	49.3
Technology	43.5	42.6
Other	36.0	36.9

Total other intangible assets	165.3	160.9
Accumulated amortization	(29.4)	(25.6)

Other intangible assets, net	$135.9	$135.3

Software and Development Costs
Purchased software	$29.6	$29.7
Other software development cost	43.7	45.7

	73.3	75.4
Accumulated amortization	(29.3)	(27.4)

Software and development costs, net	$44.0	$48.0

	For Periods Ended June 30,
	Six Months
Depreciation and Amortization	2000	1999
Depreciation and amortization of property, plant and equipment	$19.2	$16.7
Amortization of goodwill	16.6	10.3
Amortization of other intangibles	7.1	3.5
Amortization of software and development costs	4.4	3.1
Pension credit	(4.8)	(4.0)

Total	$42.5	$29.6

SEGMENT DATA

	For Periods Ended June 30,
	Six Months
	2000	1999
Human Resource Services
Revenue	$442.0	$397.3
EBIT before unusual charges and gains	$54.3	$58.1
Unusual (charges) gains	(37.0)	—

EBIT	$17.3	$58.1
Total assets at June 30 and December 31	$1,272.8	$1,296.4
Comdata
Revenue	$150.7	$142.2
EBIT before unusual charges and gains	$34.2	$30.1
Unusual (charges) gains	(2.6)	—

EBIT	$31.6	$30.1
Total assets at June 30 and December 31	$553.4	$468.4
Other
Revenue	$—	$—
EBIT before unusual charges and gains	$—	$—
Unusual (charges) gains	9.1	—

EBIT	$9.1	$—
Total assets at June 30 and December 31	$241.3	$223.7
Total Ceridian
Revenue	$592.7	$539.5
EBIT before unusual charges and gains	$88.5	$88.2
Unusual (charges) gains	(30.5)	—

EBIT	$58.0	$88.2
Total assets at June 30 and December 31	$2,067.5	$1,988.5

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
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

Overview

    As described in an accompanying note to the consolidated financial statements entitled "Discontinued Operations—Spin-off Transaction," Ceridian intends to separate its human resource services ("HRS") businesses and its HRS and Comdata subsidiaries from its Arbitron business. In connection with the spin-off, Ceridian expects to utilize $300 million from a new $350 million domestic revolving credit facility and $250 million from borrowings by Arbitron to redeem Ceridian's outstanding senior notes, repay any amount outstanding under its existing domestic revolving credit facility and pay spin-off costs.

    Results for the first six months of 2000 were significantly affected by a net first quarter charge of $30.5 million, comprised of $44.7 million of unusual charges reduced by the recovery of $14.2 million of accruals from unusual charges in prior years, recorded as "other expense (income)." The unusual charges included $41.2 million attributable to HRS, $2.6 million attributable to Comdata and $0.9 million attributable to corporate center operations ("Other"). The recoveries include $4.2 million attributable to HRS and $10.0 attributable to corporate center operations. If reduced by the estimated income tax benefit applicable to the unusual charges, the impact on net earnings would be $18.7 million or $0.12 per diluted common share.

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

    Further details are provided in a note entitled "Other Expense (Income)" to the Interim Condensed Consolidated Financial Statements for the six-month periods ended June 30, 2000 and 1999, which is incorporated herein by reference.

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

Results of Operations

Consolidated Results

Statements of Operations Second Quarter Comparisons
(Dollars in millions, except per share data)

	Amount		Inc (Dec)		% of Revenue
	2000	1999	$	%	2000	1999
Revenue	$283.1	$267.7	15.4	5.7	100.0	100.0
Cost of revenue	141.1	131.7	9.4	7.0	49.8	49.2
Acquisition amortization	12.2	8.1	4.1	50.4	4.3	3.0
SG&A expense—other	76.1	73.6	2.5	3.3	26.8	27.5
R&D expense	15.2	15.4	(0.2)	(0.7)	5.4	5.7
Other expense (income)	0.3	(0.3)	0.6	NM	0.1	(0.1)
Total costs and expenses	244.9	228.5	16.4	7.1	86.5	85.4
EBIT	38.2	39.2	(1.0)	(2.4)	13.5	14.6
Interest income (expense), net	(8.8)	(1.2)	(7.6)	NM	(3.1)	(0.5)
Income taxes	11.0	14.0	(3.0)	(21.3)	3.9	5.2
Earnings from continuing operations	18.4	24.0	(5.6)	(22.9)	6.5	8.9
Discontinued operations	8.8	8.1	0.7	8.3	NM	NM
Net earnings	$27.2	$32.1	(4.9)	(15.0)	NM	NM
Diluted EPS	$0.19	$0.22	(0.03)	(13.6)	NM	NM

    The increase in consolidated revenue in the second quarter of 2000 compared to the second quarter of 1999 resulted primarily from the acquisition of ABR Information Services, Inc. ("ABR"), now known as Ceridian Benefits Services, in June 1999. Revenue performance in the quarterly comparison was adversely affected by a decline in the customer retention rate for payroll and tax filing during 1999 and a lower level of orders for installation during the first half of 2000. Investment income from payroll and tax filing customer deposits increased by $4.8 million over the 1999 period as both the yield and the average deposits outstanding increased. Comdata revenue was essentially unchanged in the quarterly comparison before considering business dispositions. The increase in second quarter costs and expenses from 1999 to 2000 was due in large part to the ABR acquisition, including the amortization of goodwill and other intangibles recorded as a result of this purchase transaction and interest expense on acquisition borrowing. The effective tax rate for the second quarter of 2000 was 37.3% compared to a rate of 36.9% for the second quarter of 1999.

Statements of Operations Year-to-date June 30 Comparisons
(Dollars in millions, except per share data)

	Amount		Inc (Dec)		% of Revenue
	2000	1999	$	%	2000	1999
Revenue	$592.7	$539.5	53.2	9.9	100.0	100.0
Cost of revenue	289.4	259.0	30.4	11.7	48.8	48.0
Acquisition amortization	23.1	13.6	9.5	70.5	3.9	2.5
SG&A expense—other	160.5	147.8	12.7	8.5	27.1	27.4
R&D expense	30.3	31.1	(0.8)	(2.4)	5.1	5.8
Other expense (income)	31.4	(0.2)	31.6	NM	5.3	—
Total costs and expenses	534.7	451.3	83.4	18.4	90.2	83.7
EBIT	58.0	88.2	(30.2)	(34.1)	9.8	16.3
Interest income (expense), net	(17.7)	(0.4)	(17.3)	NM	(3.0)	(0.1)
Income taxes	15.4	31.9	(16.5)	(51.6)	2.6	5.9
Earnings from continuing operations	24.9	55.9	(31.0)	(55.4)	4.2	10.4
Discontinued operations	23.2	20.0	3.2	15.7	NM	NM
Net earnings	$48.1	$75.9	(27.8)	(36.6)	NM	NM
Diluted EPS	$0.33	$0.51	(.18)	(35.3)	NM	NM

    The increase in consolidated revenue in the first six months of 2000 compared to the first six months of 1999 resulted primarily from the acquisitions of Stored Value Systems, Inc. ("SVS") and ABR. Investment income from payroll and tax filing customer deposits increased by $9.0 million over the 1999 period. A decline in the customer retention rate for payroll and tax filing during 1999 and a lower level of orders for installation during the first half of 2000 negatively affected HRS revenue. Signs of improvements in customer satisfaction in the U.S. payroll and tax filing business, as reflected in recent customer surveys, are expected to lead to improved customer retention, although that outcome may not be clear until the beginning of the next calendar year.

    The increase in costs and expenses from the first six months of 1999 compared to the first six months of 2000 was due in large part to the first quarter 2000 special charges and the acquisitions mentioned above, including the amortization of goodwill and other intangibles recorded as a result of these purchase transactions. Administrative expense increased by $13.6 million, while research and development expense remained at about the same level as the prior year as 1999 efforts related to the Year 2000 event were replaced with product development activities in 2000. Other expense (income) for the 2000 period included the first quarter net unusual loss of $30.5 million described above. Interest expense increased from $4.1 million in the 1999 period to $19.5 million in 2000 as a result of the financing arrangements for the acquisition of ABR in June 1999. The effective tax rate for the first six months of 2000 was 38.2% compared to a rate of 36.4% for the first six months of 1999.

Business Segment Results

Segment Second Quarter Comparisons
(Dollars in millions)

	Amount		Inc (Dec)		% of Revenue
	2000	1999	$	%	2000	1999
Revenue
HRS	$208.2	$193.0	15.2	7.9	73.5	72.1
Comdata	74.9	74.7	0.2	0.2	26.5	27.9
Total	$283.1	$267.7	15.4	5.7	100.0	100.0
EBIT
HRS	$18.9	$21.4	(2.5)	(11.6)	9.1	11.1
Comdata	19.3	17.8	1.5	8.8	25.8	23.8
Total	$38.2	$39.2	(1.0)	(2.4)	13.5	14.6

Segment Year-to-date June 30 Comparisons
(Dollars in millions)

	Amount		Inc (Dec)		% of Revenue
	2000	1999	$	%	2000	1999
Revenue
HRS	$442.0	$397.3	44.7	11.2	74.6	73.7
Comdata	150.7	142.2	8.5	6.0	25.4	26.3
Total	$592.7	$539.5	53.2	9.9	100.0	100.0
EBIT
HRS	$17.3	$58.1	(40.8)	(70.3)	3.9	14.6
Comdata	31.6	30.1	1.5	5.3	21.0	21.1
Other	9.1	—	9.1	NM	NM	NM
Total	$58.0	$88.2	(30.2)	(34.1)	9.8	16.3

Human Resource Services

    The addition of Ceridian Benefit Services, as a result of the acquisition of ABR in June 1999, provided nearly all of the increase in HRS revenue in both the quarterly and year-to-date comparisons. Revenue from U.S. payroll and training services businesses was adversely affected by decreases in their customer retention rates in 1999 and lower than expected levels of orders for installation in the first half of 2000. The payroll businesses in Canada and the United Kingdom reported revenue increases of $3.4 million in the quarterly comparison and $7.4 million in the year-to-date comparison, while the work-life/employee assistance services business reported little change in revenue for the year. Investment income from payroll and tax filing customer deposits for the second quarter of 2000 increased by $4.8 million over the 1999 second quarter as average balances increased by 8.4% and the yield increased by 54 basis points to 6.08%. In the year-to-date comparison, investment income from payroll and tax filing customer deposits increased by $9.0 million over the 1999 period as average balances increased by 7.9% and the yield increased by 46 basis points to 5.97%.

    Costs and expenses increased primarily due to the addition of Ceridian Benefit Services in both the second quarter and year-to-date comparisons. Cost of revenue also increased in both the quarterly and year-to-date comparisons due to higher depreciation and amortization charges related to payroll and tax filing systems put in service in late 1999 and early 2000. Selling expense and research and development expense showed little change in both the quarterly and year-to-date comparisons. Increased general and administrative costs in both comparisons relate primarily to higher acquisition amortization expense and higher benefit costs. Other expense (income) in 2000 includes a first quarter net unusual loss of $37.0 million, comprised of charges of $41.2 million, reduced by a recovery of unused accruals of $4.2 million from similar charges in prior years. Further details are provided in a note entitled "Other Expense (Income)" to Ceridian's interim condensed consolidated financial statements.

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

    Costs and expenses decreased in the second quarter comparison due to the elimination of costs and expenses of the small businesses sold in 1999, a lower bad debt provision and reduced telephone resale costs. These reductions were offset in part by higher SVS costs and expenses, including additional amortization of goodwill and other intangibles related to the acquisition of the remaining interest in SVS in May 2000. Other increases to costs and expenses in the quarterly comparison included a second quarter 2000 scheduled increase in contracted transaction processing costs and the cessation of payments received for transitional services provided to the buyer of a former Comdata business. For the year-to-date comparison, the bad debt provision was little changed from the 1999 level and the additional SVS amortization expenses and increased contracted processing costs were less significant than in the quarterly comparison. Further details on the $2.6 million of unusual charges recorded in the first quarter of 2000 are provided in a note entitled "Other Expense (Income)" to Ceridian's interim condensed consolidated financial statements.

Other

    Other consists of the corporate center operations of Ceridian, and the EBIT relates to the first quarter 2000 recovery of accruals in the amount of $10.0 million from unusual charges recorded in prior years, reduced by $0.9 million of severance costs included in the first quarter 2000 unusual charges. Further details on the unusual charges and recoveries are provided in a note entitled "Other Expense (Income)" to Ceridian's interim condensed consolidated financial statements.

FINANCIAL CONDITION

Cash Flows

Consolidated Statements of Cash Flows Highlights
(Dollars in millions)

	Six Months Ended June 30,
	2000	1999
Operating activities	$132.2	$105.3
Investing activities	(114.0)	(709.9)
Financing activities	(20.6)	608.0
Net cash flows provided (used)	$(2.4)	$3.4
Cash and equivalents at end of period	$56.1	$104.4

Reconciliation of Earnings to Cash Inflows (Outflows) from Operating Activities
(Dollars in millions)

	Six Months Ended June 30,
	2000	1999
Earnings from continuing operations	$24.9	$55.9
Provision for deferred income taxes	28.5	40.0
Depreciation and amortization	42.5	29.6
Asset write-downs	18.3	—
Other reconciling items	(1.0)	4.9
From continuing operations earnings	113.2	130.4
From continuing operations working capital activities	8.7	(39.7)
Operating cash flows from continuing operations	121.9	90.7
From discontinued operations	10.3	14.6
Cash flows from operating activities	$132.2	$105.3

    Cash and equivalents decreased by $2.4 million to $56.1 million during the first half of 2000 as strong operating cash flows were applied primarily to investing activities. Operating cash flows increased by $26.9 million in the first half of 2000 compared to the comparable 1999 period as an improvement in cash flows from working capital items more than offset a decrease in operating cash flows from continuing operations earnings and from operating activities of discontinued operations. After adjustment for noncash items included in earnings, operating cash flows from continuing operations earnings in the first half of 2000 decreased by $17.2 million from the first half 1999 level for reasons previously discussed under "Results of Operations." Cash flows from working capital activities for the first half of 2000 improved by $48.4 million over the first six months of 1999. The principal factor in this improvement was a $40.4 million increase in Comdata drafts payable during the first six months of 2000 compared to a $11.9 increase in the comparable 1999 period. The relationship of the period-end date and the timing of weekly draft clearing operations significantly affect the amount of drafts payable and receivables outstanding. Additionally, net payments of employee compensation and benefits during the first half of 2000 were $9.2 million less than in the comparable 1999 period. The increase in receivables outstanding during the first half of 2000 utilized $31.4 million in cash flows, compared to a use of $37.4 million in the first half of 1999. An increase in cash utilized by Comdata receivables of $45.4 million during the first half of 2000 was offset principally by net collections in

HRS. During the first half of 1999, the increase in cash utilized by Comdata receivables was $35.5 million.

    Investing cash flows in the first half of 2000 included $50.9 million for the May acquisition of the remaining ownership interest in SVS. Also during the first half of 2000, Ceridian made payments of $14.2 million related to purchase acquisitions made during the second quarter of 2000 and in prior years. Further information on first half 2000 acquisitions is provided in the note to the interim condensed consolidated financial statements entitled "Investing Activity." The first half of 1999 investing cash flows included expenditures of $20.3 million in connection with the acquisition of a majority interest in SVS and $644.0 million in connection with the acquisition of ABR. Capital expenditures during the first half of 2000 amounted to $49.7 million, compared to $39.5 million in the first half of 1999. The most significant capital expenditures in the first half of 2000 involved $24.7 million of construction in progress, including furnishings and capitalized interest, for the new Ceridian headquarters and the renovation of an office facility to be used by Ceridian Benefits Services. At June 30, 2000, capitalizable costs for construction and furnishing the headquarters building amounted to $40.0 million, including $11.9 million expended during the first half of 2000. At June 30, 2000, capitalizable costs for the renovation and furnishing of the office facility amounted to $39.2 million, including $12.8 million expended during the first half of 2000. Additional costs to complete the two projects during the third quarter of 2000 are estimated to be $3.6 million. Upon completion, construction in progress will be reclassified to the appropriate capital asset accounts, capitalization of interest will cease and depreciation charges will commence.

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

    Stockholders' equity was decreased in the first half of 2000 by a $3.1 million cumulative translation adjustment to the balance sheet due to a strengthening of the U.S. dollar against the Canadian dollar and the pound sterling during the second quarter of the year. The effect on individual assets and liabilities of this cumulative translation adjustment has been eliminated from the statements of cash flows and is reported in the note entitled "Comprehensive Income (Loss)" in the notes to the interim condensed consolidated financial statements.

    Ceridian expects to meet its liquidity needs from existing cash balances, cash flow from operations and borrowings under existing credit facilities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes in the Ceridian's market risk during the three and six month periods ended June 30, 2000. For additional information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosure About Market Risk, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended.

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

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q for the period ended June 30, 2000, to be signed on its behalf by the undersigned thereunto duly authorized.

CERIDIAN CORPORATION Registrant
Date: January 22, 2001	/s/ L. D. GROSS L. D. Gross Vice President and Corporate Controller (Principal Accounting Officer)

QuickLinks

CERIDIAN CORPORATION AND SUBSIDIARIES FORM 10-Q/A EXPLANATORY NOTE
INDEX
Ceridian Corporation and Subsidiaries CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED) (Unaudited) (Dollars in millions, except per share data)
FORM 10-Q/A Ceridian Corporation and Subsidiaries CONSOLIDATED BALANCE SHEETS (RESTATED) (Unaudited) (Dollars in millions)
FORM 10-Q/A Ceridian Corporation and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED) (Unaudited) (Dollars in millions)
FORM 10-Q/A CERIDIAN CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements (Restated) June 30, 2000 (Dollars in millions, except per share data)
SIGNATURE