Form 10-Q/A
period 2000-09-30
CERIDIAN CORP
filed 2001-01-22
CIK 109758

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

CERIDIAN CORPORATION AND SUBSIDIARIES

FORM 10-Q/A

EXPLANATORY NOTE

    This Amendment No. 1 to our Quarterly Report on Form 10-Q/A reflects certain changes in our accounting policies for revenue recognition and additional disclosures on unusual losses and in other notes to our consolidated financial statements as presented in Part I, Item 1. This amendment also reflects addditional disclosures in Part I, Items 2 and 3 and corrects references to those consolidated financial statements appearing in Part I, Item 1. All information in this Form 10-Q/A is as of the filing date of the original Form 10-Q and does not reflect any subsequent information or events other than the aforementioned changes.

INDEX

			Pages
Part I.	Financial Information
	Item 1.	Financial Statements
		Consolidated Statements of Operations (Restated) for the three and nine month periods ended September 30, 2000 and 1999	3
		Consolidated Balance Sheets (Restated) as of September 30, 2000 and December 31, 1999	4
		Consolidated Statements of Cash Flows (Restated) for the nine month periods ended September 30, 2000 and 1999	5
		Notes to Consolidated Financial Statements (Restated)	6

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
	The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	21
Signature			22

FORM 10-Q/A
PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

Ceridian Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (Restated)

(Unaudited)
(Dollars in millions, except per share data)

	For Periods Ended September 30,
	Three Months		Nine Months
	2000	1999	2000	1999
Revenue	$279.3	$283.0	$872.0	$822.5
Costs and Expenses
Cost of revenue	135.4	140.5	424.8	399.5
Selling, general and administrative	84.3	82.7	267.9	244.1
Research and development	15.8	14.2	46.1	45.3
Other expense (income)	0.8	(1.6)	32.2	(1.8)

Total costs and expenses	236.3	235.8	771.0	687.1

Earnings before interest and taxes	43.0	47.2	101.0	135.4
Interest income	1.0	1.6	2.8	5.3
Interest expense	(10.4)	(10.5)	(29.9)	(14.6)

Earnings before income taxes	33.6	38.3	73.9	126.1
Income tax provision	13.3	15.2	28.7	47.1

Earnings from continuing operations	20.3	23.1	45.2	79.0
Discontinued operations	15.2	13.1	38.4	33.1

Net earnings	$35.5	$36.2	$83.6	$112.1

Basic earnings per share
Continuing operations	$0.14	$0.16	$0.31	$0.55
Net earnings	$0.24	$0.25	$0.58	$0.78
Diluted earnings per share
Continuing operations	$0.14	$0.16	$0.31	$0.53
Net earnings	$0.24	$0.25	$0.57	$0.75
Shares used in calculations (in 000's)
Weighted average shares (basic)	145,380	144,743	145,073	144,472
Dilutive securities	2,150	2,673	1,399	4,057

Weighted average shares (diluted)	147,530	147,416	146,472	148,529
Antidilutive shares excluded	4,818	1,328	6,173	271

See notes to consolidated financial statements.

FORM 10-Q/A

Ceridian Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS (Restated)

(Unaudited)
(Dollars in millions)

	September 30, 2000	December 31, 1999
Assets
Cash and equivalents	$101.3	$58.5
Short-term investments	47.0	22.0
Trade receivables, less allowance of $18.7 and $17.5	439.8	399.0
Other receivables	23.2	23.8
Current portion of deferred income taxes	33.0	74.2
Net assets of discontinued operations	36.9	—
Other current assets	24.7	23.6

Total current assets	705.9	601.1
Property, plant and equipment, net	197.9	188.1
Goodwill, net	920.6	892.9
Other intangibles, net	132.3	135.3
Software and development costs, net	50.7	48.0
Prepaid pension cost	125.6	118.3
Other noncurrent assets	1.8	4.8

Total assets	$2,134.8	$1,988.5

Liabilities and Stockholders' Equity
Short-term debt and current portion of long-term obligations	$0.4	$0.2
Accounts payable	37.1	41.6
Drafts and customer funds payable	192.9	136.9
Customer advances	15.5	14.6
Deferred income	29.5	33.7
Accrued taxes	67.8	43.1
Employee compensation and benefits	54.8	61.5
Net liabilities of discontinued operations	—	23.8
Other accrued expenses	87.7	71.0

Total current liabilities	485.7	426.4
Long-term obligations, less current portion	555.4	611.1
Deferred income taxes	56.9	10.3
Employee benefit plans	76.7	76.4
Other noncurrent liabilities	33.7	52.1
Stockholders' equity	926.4	812.2

Total liabilities and stockholders' equity	$2,134.8	$1,988.5

See notes to consolidated financial statements.

FORM 10-Q/A

Ceridian Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Restated)

(Unaudited)
(Dollars in millions)

	For Periods Ended September 30,
	Nine Months
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$83.6	$112.1
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Earnings from discontinued operations	(38.4)	(33.1)
Deferred income tax provision	48.5	60.0
Depreciation and amortization	65.6	50.1
Asset write-downs	18.3	—
Other	4.3	1.8
Net change in working capital items:
Trade and other receivables	(44.0)	(57.6)
Accounts payable	(1.0)	0.3
Drafts and customer funds payable	52.3	9.7
Employee compensation and benefits	(7.4)	(8.1)
Accrued taxes	1.3	(1.1)
Other current assets and liabilities	(3.6)	(6.8)
Cash provided by operating activities of discontinued operations	34.3	37.4

Net cash provided by operating activities	213.8	164.7

CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant and equipment	(54.4)	(48.3)
Expended for software and development costs	(18.8)	(23.5)
Expended for investments in and advances to businesses, less cash acquired	(65.1)	(707.5)
Proceeds from sales of short-term investments	—	3.2
Proceeds from sales of businesses and assets	15.1	7.7
Cash used for investing activities of discontinued operations	(1.8)	(2.7)

Net cash provided by (used for) investing activities	(125.0)	(771.1)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit and overdrafts, net	(37.8)	115.1
Borrowings of other debt	—	444.8
Repayment of other debt	(20.5)	(0.2)
Repurchase of stock	(1.4)	(2.1)
Exercise of stock options and other	13.7	22.5

Net cash provided by (used for) financing activities	(46.0)	580.1

NET CASH PROVIDED (USED)	42.8	(26.3)
Cash and equivalents at beginning of period	58.5	101.0

Cash and equivalents at end of period	$101.3	$74.7

See notes to consolidated financial statements.

FORM 10-Q/A

CERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Restated)

DISCONTINUED OPERATIONS—SPIN-OFF TRANSACTION

    On July 18, 2000, Ceridian announced its intention to separate its human resource services division and subsidiaries and Comdata subsidiaries from its media information business, Arbitron, into two independent, publicly-traded companies. The separation would be effected by a reverse spin-off of a new entity consisting of Ceridian's human resource services division and subsidiaries and Comdata subsidiaries. Ceridian expects to incur approximately $30 in direct costs related to the spin-off. The charges will cover transaction fees and costs related to the restructuring of Ceridian's domestic debt, a portion of which is determined by reference to market interest rates. Ceridian will determine the final distribution ratio and the record and distribution dates for the reverse spin-off at a later date. The transaction is intended to be in the form of a tax-free dividend. Arbitron is treated as a discontinued operation in the accompanying financial statements of Ceridian.

    In connection with reporting requirements of the spin-off, stand-alone financial statements of Arbitron were prepared. During preparation of the Arbitron financial statements it was determined that the revenue recognition policy of Arbitron should coincide with physical delivery of its market surveys, rather than to recognize revenue as billed which had been the policy for the past 33 years. The change was made as the result of consideration of delivery issues raised by SEC Staff Accounting Bulletin No. 101. Considering actual delivery patterns of the market surveys, a portion of the revenues are for surveys that are delivered in the period following when they are billed. In the event that Arbitron did not deliver a survey, the amounts billed (and most often already paid) would be refunded. Actual experience of not delivering a survey is rare. Nonetheless, it was concluded that the change of revenue recognition to coincide with delivery of the market surveys was appropriate and accordingly, all periods reported by Ceridian and Arbitron reflect this method. The balance sheet impact of the adjustment reduced previously reported net assets of discontinued operations of $66.8 and $6.8 to a balance of net assets of discontinued operations of $36.9 and a balance of net liabilities of discontinued operations of $23.8 at September 30, 2000 and December 31, 1999, respectively, and decreased previously reported total equity from $956.3 and $842.7 to $926.4 and $812.2 at September 30, 2000 and December 31, 1999, respectively. This change affects earnings from operations of discontinued operations and has no impact on earnings from continuing operations. The impact of this adjustment on earnings of discontinued operations is presented in the following table.

	For Periods Ended September 30,
	Three Months		Nine Months
Earnings from Discontinued Operations as Restated	2000	1999	2000	1999
Earnings of discontinued operations as previously reported	$13.7	$11.7	$37.7	$33.4
Earnings of discontinued operations as restated	15.2	13.1	38.4	33.1
Basic earnings per share
Earnings of discontinued operations as previously reported	$0.09	$0.08	$0.26	$0.23
Earnings of discontinued operations as restated	$0.10	$0.09	$0.27	$0.23
Diluted earnings per share
Earnings of discontinued operations as previously reported	$0.09	$0.08	$0.26	$0.23
Earnings of discontinued operations as restated	$0.10	$0.09	$0.26	$0.22

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

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25 ("FIN No. 44"). The interpretation provides guidance for certain issues relating to stock compensation involving employees that arose in applying Opinion 25. Among other issues, FIN No. 44 clarifies (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The provisions of FIN No. 44, were effective July 1, 2000, except for the provisions regarding modifications to fixed stock option awards which reduce the exercise price of an award, which apply to modifications made after December 15, 1998. Provisions regarding modifications to fixed stock option awards to add reload features apply to modifications made after January 12, 2000. Ceridian believes that it is in compliance with this guidance.

    In June 2000, the SEC staff issued Staff Accounting Bulletin No. 101B, which deferred the required implementation date of Staff Accounting Bulletin No. 101 ("SAB 101"), as amended by SAB 101A. SAB 101, as amended, summarizes certain views of the SEC staff in applying generally accepted accounting principles to revenue recognition in financial statements. Aspects of SAB 101 relevant to Ceridian primarily concern the timing of the recognition of revenue and certain expenses related to arrangements that involve the receipt of nonrefundable, up-front fees. SAB 101 requires that in particular situations the nonrefundable fees and certain associated costs be recognized over the contractual term or average life of the underlying arrangement. Subject to SAB 101B, required implementation of SAB 101 has been deferred to the quarter beginning October 1, 2000. Ceridian does not expect SAB 101 to have a material impact on its financial condition or results of operations.

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

STOCKHOLDERS' EQUITY

	September 30, 2000	December 31, 1999
Common Stock
Par value—$.50
Shares authorized—500,000,000
Shares issued—161,685,596 and 161,685,596	$80.8	$80.8
Shares outstanding—145,632,162 and 144,734,368
Additional paid-in capital	1,122.7	1,126.2
Retained earnings (deficit)	65.2	(18.4)
Treasury stock, at cost (16,053,434 and 16,951,228 common shares)	(345.5)	(364.6)
Accumulated other comprehensive income, net of deferred income taxes:
Unrealized gain on marketable securities	16.2	—
Cumulative translation adjustment	(4.4)	(3.2)
Pension liability adjustment	(8.6)	(8.6)

Total stockholders' equity	$926.4	$812.2

COMPREHENSIVE INCOME (LOSS)

	For Periods Ended September 30,
	Three Months		Nine Months
	2000	1999	2000	1999
Net income	$35.5	$36.2	$83.6	$112.1
Items of other comprehensive income:
Change in foreign currency translation adjustment	1.9	0.4	(1.2)	0.3
Change in unrealized gain from marketable securities	25.0	—	25.0	—
Income tax effect	(8.8)	—	(8.8)	—

Comprehensive income	$53.6	$36.6	$98.6	$112.4

OTHER EXPENSE (INCOME)

	For Periods Ended September 30,
	Three Months		Nine Months
	2000	1999	2000	1999
Asset write-downs	$—	$—	$18.3	$—
Accrued exit costs	—	—	12.2	—

Foreign currency translation expense (income)	—	0.4	0.2	0.5
Loss (gain) on sale of assets	0.9	(0.4)	1.0	(1.4)
Minority interest and equity in operations of affiliates	—	0.3	0.8	0.5
Other expense (income)	(0.1)	(1.9)	(0.3)	(1.4)

Total	$0.8	$(1.6)	$32.2	$(1.8)

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

    With respect to accrued amounts related to certain actions taken by Ceridian in 1997 as described in Note C to Ceridian's 1999 consolidated financial statements included in Ceridian's Annual Report on Form 10-K, as amended, Ceridian paid $5.9 of accrued occupancy and other costs during the year to date period ended September 30, 2000. Additionally, during first quarter 2000, Ceridian credited other expense (income) with a recovery of $14.2 of unused accruals established in connection with these 1997 actions. This recovery relates to the reversal of the amount accrued in excess of the settlement amount for the securities litigation matter related to CII software project termination for which the U.S. District Court approved the finalized settlement on March 31, 2000.

FORM 10-Q/A

CERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Restated)

September 30, 2000

(Dollars in millions, except per share data)
(Unaudited)

CAPITAL ASSETS

	September 30, 2000	December 31, 1999
Property, Plant and Equipment
Land	$12.7	$14.8
Machinery and equipment	224.2	222.6
Buildings and improvements	82.3	60.2
Construction in progress	42.9	54.7

	362.1	352.3
Accumulated depreciation	(164.2)	(164.2)

Property, plant and equipment, net	$197.9	$188.1

Goodwill and Other Intangibles
Goodwill	$1,002.9	$951.0
Accumulated amortization	(82.3)	(58.1)

Goodwill, net	$920.6	$892.9

Other Intangibles
Customer lists	$36.5	$32.1
Trademarks	49.3	49.3
Technology	43.5	42.6
Other	36.0	36.9

Total other intangible assets	165.3	160.9
Accumulated amortization	(33.0)	(25.6)

Other intangibles, net	$132.3	$135.3

Software and Development Costs
Purchased software	$31.7	$29.7
Other software development cost	50.0	45.7

	81.7	75.4
Accumulated amortization	(31.0)	(27.4)

Software and development costs, net	$50.7	$48.0

CAPITAL ASSETS (CONTINUED)

	For Periods Ended September 30,
	Nine Months
	2000	1999
Depreciation and Amortization
Depreciation and amortization of property, plant and equipment	$29.8	$26.2
Amortization of goodwill	25.5	17.4
Amortization of other intangibles	10.8	6.4
Amortization of software and development costs	6.7	6.0
Pension credit	(7.2)	(5.9)

Total	$65.6	$50.1

SEGMENT DATA

	For Periods Ended September 30,
	Nine Months
	2000	1999
Human Resource Services
Revenue	$646.3	$605.3
EBIT before unusual charges and gains	$74.8	$86.6
Unusual (charges) gains	(37.0)	—

EBIT	$37.8	$86.6
Total assets at September 30 and December 31	$1,259.9	$1,296.4
Comdata
Revenue	$225.7	$217.2
EBIT before unusual charges and gains	$56.7	$48.8
Unusual (charges) gains	(2.6)	—

EBIT	$54.1	$48.8
Total assets at September 30 and December 31	$574.0	$468.4
Other
Revenue	$—	$—
EBIT before unusual charges and gains	$—	$—
Unusual (charges) gains	9.1	—

EBIT	$9.1	$—
Total assets at September 30 and December 31	$300.9	$223.7
Total Ceridian
Revenue	$872.0	$822.5
EBIT before unusual charges and gains	$131.5	$135.4
Unusual (charges) gains	(30.5)	—

EBIT	$101.0	$135.4
Total assets at September 30 and December 31	$2,134.8	$1,988.5

SUBSEQUENT EVENT

    In November 2000, Ceridian sold and leased back its Minneapolis headquarters complex, raising cash of $40.0.

CERIDIAN CORPORATION AND SUBSIDIARIES

FORM 10-Q/A

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

    Results for the first nine months of 2000 were significantly affected by a net first quarter charge of $30.5 million, comprised of $44.7 million of unusual charges reduced by the recovery of $14.2 million of accruals from unusual charges in prior years, recorded as "other expense (income)." The unusual charges included $41.2 million attributable to HRS, $2.6 million attributable to Comdata and $0.9 million attributable to corporate center operations ("Other"). The recoveries include $4.2 million attributable to HRS and $10.0 attributable to corporate center operations. If reduced by the estimated income tax benefit applicable to the unusual charges, the impact on net earnings would be $18.7 million or $0.12 per diluted common share.

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

    In the following tables, the amount of acquisition amortization for the period is presented separately from other selling, general and administrative expense ("SG&A"), percentage relationships that are not meaningful (represented by "NM") are not presented and "EBIT" represents earnings before interest and taxes. EBIT is presented because Ceridian believes it is the most meaningful measure of the results of its business segments since interest income, interest expense and income taxes are not considered to be controllable by segment managment. The references to "HRS" relate to the human resource services division and subsidiaries of Ceridian.

Results of Operations

Consolidated Results

Statements of Operations Third Quarter Comparisons
(Dollars in millions, except per share data)

	Amount		Inc (Dec)		% of Revenue
	2000	1999	$	%	2000	1999
Revenue	$279.3	$283.0	(3.7)	(1.3)	100.0	100.0
Cost of revenue	135.4	140.5	(5.1)	(3.6)	48.5	49.6
Acquisition amortization	13.1	9.6	3.5	36.4	4.7	3.4
SG&A expense—other	71.2	73.1	(1.9)	(2.5)	25.5	25.8
R&D expense	15.8	14.2	1.6	11.1	5.7	5.0
Other expense (income)	0.8	(1.6)	2.4	NM	0.3	(0.6)
Total costs and expenses	236.3	235.8	0.5	0.3	84.6	83.3
EBIT	43.0	47.2	(4.2)	(9.2)	15.4	16.7
Interest income (expense), net	(9.4)	(8.9)	(0.5)	(5.4)	(3.3)	(3.1)
Income taxes	13.3	15.2	(1.9)	(13.0)	4.7	5.4
Earnings from continuing operations	20.3	23.1	(2.8)	(12.2)	7.3	8.2
Discontinued operations	15.2	13.1	2.1	16.2	NM	NM
Net earnings	$35.5	$36.2	(0.7)	(2.0)	NM	NM
Diluted EPS	$0.24	$0.25	(0.01)	(4.0)	NM	NM

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

Statements of Operations Year-to-date September 30 Comparisons
(Dollars in millions, except per share data)

	Amount		Inc (Dec)		% of Revenue
	2000	1999	$	%	2000	1999
Revenue	$872.0	$822.5	49.5	6.0	100.0	100.0
Cost of revenue	424.8	399.5	25.3	6.3	48.7	48.6
Acquisition amortization	36.3	23.2	13.1	56.4	4.2	2.8
SG&A expense—other	231.6	220.9	10.7	4.8	26.6	26.9
R&D expense	46.1	45.3	0.8	1.8	5.3	5.5
Other expense (income)	32.2	(1.8)	34.0	NM	3.7	(0.2)
Total costs and expenses	771.0	687.1	83.9	12.2	88.4	83.5
EBIT	101.0	135.4	(34.4)	(25.4)	11.6	16.5
Interest income (expense), net	(27.1)	(9.3)	(17.8)	NM	(3.1)	(1.1)
Income taxes	28.7	47.1	(18.4)	(39.1)	3.3	5.7
Earnings from continuing operations	45.2	79.0	(33.8)	(42.7)	5.2	9.6
Discontinued operations	38.4	33.1	5.3	15.9	NM	NM
Net earnings	$83.6	$112.1	(28.5)	(25.4)	NM	NM
Diluted EPS	$0.57	$0.75	(.18)	(24.4)	NM	NM

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

    The increase in costs and expenses for the first nine months of 1999 compared to the first nine months of 2000 was due in large part to the acquisitions mentioned above, including the amortization of goodwill and other intangibles recorded as a result of these purchase transactions. In addition, a reduction in selling expense of $5.9 million, primarily in HRS, was largely offset by a $6.5 million increase in administrative expense. Research and development expense remained at about the same level as the prior year as 1999 efforts related to the Year 2000 event were replaced with product development activities in 2000. Other expense (income) for the 2000 period included the first quarter net unusual loss of $30.5 million described above. Interest expense increased from $14.6 million in the 1999 period to $29.9 million in 2000 as a result of the financing arrangements for the acquisition of

ABR in June 1999. The effective tax rate for the first nine months of 2000 was 38.8% compared to a rate of 37.4% percent for the first nine months of 1999.

Business Segment Results

Segment Third Quarter Comparisons
(Dollars in millions)

	Amount		Inc (Dec)		% of Revenue
	2000	1999	$	%	2000	1999
Revenue
HRS	$204.3	$208.0	(3.7)	(1.7)	73.1	73.5
Comdata	75.0	75.0	0.0	0.1	26.9	26.5

Total	$279.3	$283.0	(3.7)	(1.3)	100.0	100.0

EBIT
HRS	$20.5	$28.6	(8.1)	(28.2)	10.0	13.7
Comdata	22.5	18.6	3.9	20.0	29.9	24.9

Total	$43.0	$47.2	(4.2)	(9.2)	15.4	16.7

Segment Year-to-date September 30 Comparisons on a Pro Forma Basis
(Dollars in millions)

	Amount		Inc (Dec)		% of Revenue
	2000	1999	$	%	2000	1999
Revenue
HRS	$646.3	$605.3	41.0	6.8	74.1	73.6
Comdata	225.7	217.2	8.5	3.9	25.9	26.4

Total	$872.0	$822.5	49.5	6.0	100.0	100.0

EBIT
HRS	$37.8	$86.6	(48.8)	(56.4)	5.8	14.3
Comdata	54.1	48.8	5.3	10.9	23.9	22.4
Other	9.1	—	9.1	NM	NM

Total	$101.0	$135.4	(34.4)	(25.4)	11.6	16.5

Human Resource Services

    Revenue performance in HRS was adversely affected by revenue reductions in the U.S. payroll and training services businesses of $7.7 million in the quarterly comparison and $16.5 million in the year-to-date comparison. Each of these businesses experienced decreases in their customer retention rates in 1999 and lower than expected levels of orders for installation in the first half of 2000. The payroll businesses in Canada and the United Kingdom reported revenue increases $2.9 million in the quarterly comparison and $10.3 million in the year-to-date comparison, while the work-life/employee assistance services business reported little change in revenue during these periods. The benefits services business showed a modest increase in revenue in the quarterly comparison and, as a result of the acquisition of ABR in June 1999, contributed substantially to the increase in HRS revenue in the year-to-date comparison. Investment income from payroll and tax filing customer deposits for the third quarter of 2000 increased by $4.2 million over the 1999 third quarter as average balances increased by 7.7% and the yield increased by 55 basis points to 6.17%. In the year-to-date comparison, investment income from payroll and tax filing customer deposits increased by $13.2 million over the 1999 period as average balances increased by 7.9% and the yield increased by 49 basis points to 6.03%.

    The increase in costs and expenses in the third quarter comparison included little change in cost of revenue, a reduction in selling expense and increases in the other expense categories. Cost of revenue in the third quarter of 2000 included some duplication of benefit services costs due to the transfer of certain operations to the Florida facility from other states. Cost of revenue also increased in both the quarterly and year-to-date comparisons due to higher depreciation and amortization charges related to payroll and tax filing systems put in service in late 1999 and early 2000. The decreases in selling expense in both comparisons reflect both reduced commissions due to lower sales and a reduction in personnel, primarily in U.S. payroll operations and in the third quarter comparison. Increased general and administrative costs in both comparisons relate primarily to higher acquisition amortization expense and higher benefit costs. Increased research and development expense relates primarily to development efforts in the U.S. payroll and tax filing businessees in both comparisons. Other expense (income) in 2000 includes a net unusual loss of $37.0 million, comprised of charges of $41.2 million, reduced by a recovery of unused accruals of $4.2 million from similar charges in prior years. Further details are provided in an accompanying note entitled "Other Expense (Income)." The year-to-date comparisons are also affected by the addition of the benefit services business through the ABR acquisition in June 1999.

Comdata

    Revenue for the third quarter of 2000 did not include revenue from the phone resale business, a low margin operation that was sold effective July 1, 2000 and which reported $5.6 million of revenue in the third quarter of 1999. The year-to-date loss of revenue resulting from the July 2000 sale of the phone resale business and from the sales in 1999 of two small businesses that provided telephone debit cards and audio tapes was $9.6 million. Revenue from the retail card business of SVS grew by $2.8 million in the quarterly comparison and $13.2 million in the year-to-date comparison. In both comparisons, revenue from transportation products and services, other than phone resale business that was sold, increased despite one-time sales of Y2K-related equipment upgrades in the 1999 periods. The 2000 year-to-date period included two more months of SVS operations than the year-to-date 1999 results. Increased fuel prices during the third quarter of 2000 also provided some benefit to both revenue comparisons. Increased bad debt risk due to higher customer operating costs may reduce the benefit to operating performance of increases in fuel price levels.

    Costs and expenses decreased in the third quarter comparison due primarily to the elimination of costs and expenses of the businesses sold in July 2000 and in 1999, as described above. These reductions were offset in part in both comparisons by higher SVS costs and expenses, including additional amortization of goodwill and other intangibles related to the acquisition of the remaining interest in SVS in May 2000. Other increases to costs and expenses affecting both comparisons included a second quarter 2000 scheduled increase in contracted transaction processing costs, the cessation of payments received for transitional services provided to the buyer of a former Comdata business and $2.6 million of unusual charges recorded in the first quarter of 2000. Further details on the unusual charges are provided in an accompanying note entitled "Other Expense (Income)."

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

Discontinued Operations

Arbitron

    Earnings from discontinued operations increased in the year-to-date comparison as revenue growth exceeded increases in costs and expenses. Revenue increases were due primarily to price escalators in multi-year customer contracts, increased software product and report sales, and an increased number of ratings subscribers. Costs and expenses increased due to increased sales commissions and higher diary data collection and product development costs.

FINANCIAL CONDITION

Cash Flows

Consolidated Statements of Cash Flows Highlights
(Dollars in millions)

	Nine Months Ended Sep. 30,
	2000	1999
Operating activities	$213.8	$164.7
Investing activities	(125.0)	(771.1)
Financing activities	(46.0)	580.1

Net cash flows provided (used)	$42.8	$(26.3)

Cash and equivalents at end of period	$101.3	$74.7

Reconciliation of Earnings to Cash Inflows (Outflows) from Operating Activities
(Dollars in millions)

	Nine Months Ended Sep. 30,
	2000	1999
Earnings from continuing operations	$45.2	$79.0
Provision for deferred income taxes	48.5	60.0
Depreciation and amortization	65.6	50.1
Asset write-downs	18.3	—
Other reconciling items	4.3	1.8
From continuing operations earnings	182.9	192.3
From continuing operations working capital activities	(3.4)	(65.0)
Operating cash flows from continuing operations	179.5	127.3
From discontinued operations	34.3	37.4

Cash flows from operating activities	$213.8	$164.7

    Cash and equivalents increased by $42.8 million to $101.3 million during the first nine months of 2000 as strong operating cash flows were applied primarily to investing activities and debt reduction. Operating cash flows increased by $49.1 million in the first nine months of 2000 compared to the comparable 1999 period as an improvement in cash flows from working capital items more than offset a decrease in operating cash flows from continuing operations earnings. After adjustment for noncash items included in earnings, operating cash flows from earnings in the first half of 2000 decreased by $9.0 million from the year-to-date 1999 level for reasons previously discussed under "Results of Operations." Cash flows from working capital activities for the first nine months of 2000 improved by $61.2 million over the first nine months of 1999. The principal factor in this improvement was a $52.3 million increase in Comdata drafts payable during the first nine months of 2000 compared to a $9.7 million increase in the comparable 1999 period. The relationship of the period-end date and the timing of weekly draft clearing operations significantly affect the amount of Comdata drafts payable and receivables outstanding. The increase in receivables outstanding during the first nine months of 2000 utilized $44.0 million in cash flows, compared to a use of $57.6 million in the first nine months of 1999. An increase in Comdata receivables during the first nine months of 2000 was more than offset by net collections in HRS.

    Investing cash flows in the first nine months of 2000 included $65.1 million, including the May acquisition of the remaining ownership interest in SVS and payments related to purchase acquisitions made during the second quarter of 2000 and in prior years. Further information on year-to-date 2000 acquisitions is provided in the accompanying note to the consolidated financial statements entitled "Investing Activity." The first nine months of 1999 investing cash flows included expenditures of $20.3 million in connection with the acquisition of a majority interest in SVS and $644.0 million in connection with the acquisition of ABR. Capital expenditures during the first nine months of 2000 amounted to $73.2 million, compared to $71.8 million in the first nine months of 1999. The most significant capital expenditures in the first nine months of 2000 involved $28.5 million, including furnishings and capitalized interest, for the new Ceridian headquarters and the renovation of an office facility now used by the HRS benefits services business. At September 30, 2000, capitalizable costs for construction and furnishing the headquarters building, including interest costs, amounted to $42.9 million, of which $14.8 million was incurred during the first nine months of 2000.

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

Liquidity and Capital Resources

    Ceridian's primary sources of liquidity consist of positive cash flow from operations and a domestic revolving credit agreement. The domestic revolving credit agreement provides for Ceridian to borrow up to $250 million, and matures July 31, 2002. During the third quarter of 2000, Ceridian reduced its outstanding borrowings under the credit agreement by $25 million to $100 million. Ceridian will continue to have miscellaneous debt of approximately $30 million, primarily acquisition debt in Canada.

    In connection with the proposed spin-off of Arbitron, Ceridian Corporation is negotiating new financing arrangements. These arrangements are expected to consist of a $350 million revolving credit facility for New Ceridian and $275 million in a separate revolving credit agreement for Arbitron. Advances on the respective borrowing arrangements of $300 million for Ceridian and $250 million for Arbitron, plus expected positive operating cash flows, are expected to repay current debt outstandings of $100 million revolving credit, $430 million of 7.25% Senior Notes due June 1, 2004, and spin-off related costs of $30 million. The spin-off related costs include approximately $19.0 million for debt extinguishment costs, which includes $3.1 million of debt acquisition costs and an estimate of the market-based amount to be paid to senior note holders at the time of the redemption of the senior notes. The remainder of the estimated spin-off related costs relates to investment, legal and tax consulting and audit fees.

    Funding for future capital expenditures is expected to come from positive operating cash flow, net of spin-off costs, and long-term financing activities. In November 2000, Ceridian sold and leased back its Minneapolis headquarters complex, raising cash of approximately $40 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes in the Ceridian's market risk during the three and nine month periods ended September 30, 2000. For additional information on market risk, refer to in Part II, Item 7A, Quantitative and Qualitative Disclosure About Market Risk, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as amended.

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

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended September 30, 2000, to be signed on its behalf by the undersigned thereunto duly authorized.

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
Notes to Consolidated Financial Statements (Restated)
FORM 10-Q/A CERIDIAN CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements (Restated) September 30, 2000 (Dollars in millions, except per share data) (Unaudited)
CERIDIAN CORPORATION AND SUBSIDIARIES FORM 10-Q/A September 30, 2000
SIGNATURE