Form 10-K405
period 2000-12-31
ARBITRON INC
filed 2001-04-02
CIK 109758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

or

[  ]       Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission file number: 1-1969

ARBITRON INC.
(formerly Ceridian Corporation)
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-0278528

(State or other jurisdiction of	(I.R.S. Employer Identification No.)

incorporation or organization)

142 West 57th Street
New York, New York 10019
(Address of principal executive offices) (Zip Code)
(212) 887-1300
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Each Class Registered	Name of Each Exchange on Which Registered

Common Stock, par value $.50 per share	The New York Stock Exchange

Securities registered under Section 12(g) of the act:
None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K.  [X]

      The aggregate market value of the registrant’s voting stock as of March 30, 2001 (based upon the closing sale price of Arbitron’s common stock in the when-issued trading market on that date as reported by the New York Stock Exchange), excluding outstanding shares beneficially owned by executive officers and directors of Arbitron, was approximately $670,500,000.

      Common stock, par value $0.50 per share, outstanding as of March 30, 2001 - 29,163,942 shares

DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporation certain information by reference from the registrant's definitive proxy statement for the 2001 annual meeting of shareholders. which proxy statement will be filed no later then 120 days after the close of the registrant's fiscal year ended December 31, 2000.

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations about future events, which Arbitron has derived from the information currently available to it. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied in such forward-looking statements. These risk and uncertainties include whether we will be able to:

•	realize the benefits we expect to achieve from the Spin-off,

•	successfully execute our business strategies, including timely implementation of our
Portable People Meter and our Webcast Ratings SM service, as well as expansion on international operations;

•	continue to benefit from further consolidation in the radio industry; and

•	keep up with rapidly changing technological needs of our customer base, including creating new products and services that meet these needs.

      Additional important factors known to Arbitron that could cause forward-looking statements to turn out to be incorrect are identified and discussed from time to time in Arbitron's filings with the Securities and Exchange Commission, including in particular the risk factors discussed under the caption “ITEM 1. BUSINESS — Business Risk” in this Annual Report on Form 10-K.

      The forward-looking statements contained in this document speak only as of the date hereof, and Arbitron undertakes no obligation to correct or update any forward-looking statements, whether as a results of new information, future events or otherwise.

PART I

ITEM 1.    BUSINESS.

      Arbitron Inc., formerly known as Ceridian Corporation, which was formed in 1957, is incorporated in Delaware. Arbitron’s principal executive offices are located at 142 West 57th Street, New York, New York 10019, and the telephone number is (212) 887-1300.

      Prior to March 30, 2001, Ceridian Corporation (“Ceridian”) was a publicly traded company which principal lines of business were the human resources services business, the Comdata business, which provided transaction processing and regulatory compliance services for the transportation industry, and the radio audience measurement business.

      On March 30, 2001, Ceridian completed a reverse spin-off (the “Spin-off”). In connection with the Spin-off, the assets and liabilities associated with the human resource services division, human resource services and Comdata subsidiaries were transferred to a new corporation (which we call “New Ceridian” in this document). The radio audience measurement business stayed with Ceridian. Ceridian then distributed the stock of this new company to all of Ceridian’s existing stockholders. As a result, New Ceridian is now a separate publicly traded corporation. In connection with the Spin-off, Ceridian changed its name to Arbitron Inc. and effected a one-for-five reverse stock split, and New Ceridian changed its name to Ceridian Corporation.

      Because of the relative significance of the businesses transferred to New Ceridian, New Ceridian was considered the accounting successor to Ceridian for financial reporting purposes.

      The information presented below relates to the business of Arbitron following the Spin-off unless the context otherwise requires. Historical financial information is presented for the radio audience measurement business that was conducted by Ceridian during the periods presented. For information relating to the human resource services business and the Comdata business that existed within Ceridian prior to March 30, 2001, including historical financial information regarding this business, please see New Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000.

      Both Arbitron and New Ceridian will have management, fundamentals, growth characteristics and strategic priorities that are different from those of Ceridian. Arbitron does not have an interest in New Ceridian, and New Ceridian does not have an interest in Arbitron.

      Except as the context otherwise requires, the terms “Arbitron” or the “Company” as used herein shall include Arbitron Inc. and its subsidiaries.

Overview

      Arbitron is an international media and marketing research firm primarily serving radio and other broadcasters, cable companies, advertisers and advertising agencies in the United States and Europe. Arbitron currently has four core businesses:

•	measuring radio audiences in local markets across the United States;

•	surveying the retail, media and product patterns of local market consumers;

•	providing application software used for accessing and analyzing media audience and marketing information data; and

•	providing survey research services to the cable, broadcast television, magazine, newspaper and online industries.

      Arbitron provides radio audience measurement information in the United States to over 3,700 radio stations in approximately 283 local markets. Arbitron estimates audience size and demographics in the United States for local radio stations, and reports these estimates and related data to its customers. This information is used as a form of “currency” for media transactions in the radio industry. Radio stations use Arbitron’s data to price and sell advertising time, and advertising agencies and large corporate advertisers use Arbitron’s data in purchasing advertising time. Arbitron also provides software applications that give its customers access to Arbitron’s estimates via a proprietary database, and enables them to more effectively analyze and understand that information for sales, management and programming purposes.

      In addition to its core radio ratings service which provides primarily quantitative data, such as how many people are listening, Arbitron also provides qualitative data on listeners, viewers and readers that contains detailed socioeconomic information and information on what the respondents buy, where they shop and what forms of media they use. Arbitron provides these qualitative measurements of consumer demographics, retail behavior and media usage in approximately 261 local markets throughout the United States. Arbitron Cable provides qualitative audience descriptors to the local cable advertising sales organizations of cable companies. Arbitron’s Webcast Ratings service, which Arbitron plans to offer to its customers in the third quarter of 2001, measures the audiences of audio and video content on the Internet, commonly known as “Webcasts” or “streaming media.”

      Arbitron’s radio audience measurement business has generally accounted for a substantial portion of its revenue. The radio audience measurement service and related software sales represented 87 percent of Arbitron’s total 2000 revenue.

Industry Background and Markets

      Since 1965, Arbitron has delivered reliable and timely radio audience information collected from a representative sample of radio listeners. For over 35 years, Arbitron’s core business has been to provide high quality, comprehensive audience measurement information to the radio industry. Arbitron’s radio audience estimates have filled a need for a respected and credible reporting of audience delivery. The presence of reliable, credible audience estimates in the radio industry has permitted radio stations to price and sell advertising time, and advertising agencies and large corporate advertisers to purchase advertising time. The Arbitron ratings have also become a valuable tool for use in radio programming, distribution and scheduling decisions.

      In recent years, significant consolidation of radio station ownership has occurred in the United States. Consolidation has tended to intensify competition for advertising dollars both within the radio industry and between radio and other forms of media. At the same time, audiences have become more fragmented as a result of greatly increased programming choices and entertainment and media options. As a result, advertisers have increasingly sought to tailor their advertising strategies to target specific demographic groups through specific media. The audience information needs of radio broadcasters, advertising agencies and advertisers have correspondingly become more complex. Increased competition and more complex information requirements have heightened the need of radio broadcasters for improved information management systems and more sophisticated means to analyze this information. In addition, there is a demand for quality radio audience information internationally from global advertisers, United States broadcasters who have acquired broadcasting interests in other countries and an increasing number of private commercial broadcasters in other countries.

      These trends also affect other media. As the importance of reaching niche audiences with targeted marketing strategies increases, broadcasters, publishers, advertising agencies and advertisers increasingly require that information regarding exposure to advertising be provided on a more individualized basis and that this information be coupled with more detailed information regarding lifestyles and purchasing behavior. The need for purchase data information may create opportunities for innovative approaches to satisfy these information needs, particularly as technological advances, including the possibilities available with interactive communication and the Internet, increase the alternatives available to advertisers for reaching potential customers.

      In addition to radio stations, Arbitron also markets its products and services to cable companies. Feedback from Arbitron’s cable customers suggests that the cable industry is in need of improved local measurement systems because current quantitative measurement methods, such as diaries and TV meter-based measurement systems, have not provided sufficient sample sizes to adequately reflect the demographic audiences of the cable networks available in a local market and may have undervalued the local cable viewership. Without solid measures of demographic audiences at the local market level, cable may not have been achieving its full potential of local and national advertising revenues. In response to this need, Arbitron provides cable companies with qualitative audience information and software programs that help cable companies show their advertisers that cable is a highly targeted and effective way to reach the people who purchase their products and services. One of the reasons Arbitron has developed its Portable People Meter is to more adequately measure the multitude of channels available over cable.

      In recent years, the Internet has presented radio stations and other broadcasters with a new media outlet and advertisers with an opportunity to target prospective consumers. The popularity and use of the Internet has increased dramatically within the last couple of years. As the Internet attracts larger numbers of users, spending for Internet advertising is expected to increase. According to Paul Kagan Associates, a division of Media Central, LLC, global annual online advertising expenditures are projected to increase to over $12.8 billion in 2003. Arbitron is developing its Webcast Ratings service to meet the industry need for credible audience measurement.

      Since 1998, Arbitron has conducted large scale national analyses of consumer interest and utilization of webcasting. Over a two-year period, these studies conducted every six months have demonstrated a significant growth in the usage of webcasting by the American consumer. Since 1998, the three-year trend for the percentage of Americans that have listened to radio stations over the Internet has surged from six percent to 20 percent. Arbitron believes these studies validate the rapid adoption of webcasting, thereby reinforcing the need for audience measurement of this new media.

Radio Audience Measurement Services

      Arbitron provides radio audience measurement information in the United States to over 3,700 radio station customers. Arbitron estimates audience size and demographics in the United States for local radio stations, and reports these estimates and related data to its customers. This information is used as a form of “currency” for media transactions in the radio industry. Radio stations use Arbitron’s data to price and sell advertising time, and advertising agencies and large corporate advertisers use Arbitron’s data in purchasing advertising time.

      Collection of Listener Data. Arbitron uses listener diaries to gather radio listening data from sample households in approximately 283 United States local markets for which it currently provides radio ratings. Participants in Arbitron surveys are selected at random by telephone. When participants (known as “diarykeepers”) agree to take part in a survey, they are mailed a small pocket-sized diary and asked to record their listening in it over the course of a seven-day period. Participants are asked to designate in their diary what station(s) they are listening to, when they are listening and where they are listening, such as home, car, work or other place. Although survey periods are 12 weeks long, no one keeps his or her diary for more than seven days. At the beginning of the survey period, each diarykeeper receives his or her diary, instructions for filling it out and a small cash premium. The premium varies according to markets, and the range is $1.00 to $6.00 for each diarykeeper in the household. Diarykeepers mail their diaries to Arbitron’s operations center in Columbia, Maryland where Arbitron conducts a series of quality control checks, enters the information into its database and produces periodic audience measurement estimates. Arbitron collects more than one million diaries every year to produce its audience listening estimates. All markets are measured at least twice each year, and major markets are measured four times per year. Arbitron’s proprietary data regarding radio audience size and demographics is then provided to customers through multi-year license agreements.

      One of the challenges in measuring radio listening is to ensure that the composition of survey respondents is representative of the market being measured. Arbitron strives to achieve representative samples. For example, if 20 percent of a given market is composed of women aged 18 to 34, Arbitron works to ensure that 20 percent of the diarykeepers in the sample are women aged 18 to 34. Therefore, each diarykeeper’s listening will effectively represent not only the diary keeper’s personal listening, but the listening of his or her demographic segment in the market overall. In markets with a high concentration of Hispanic or African American households, Arbitron provides enhanced premiums to encourage Hispanic and African American participation. In markets with high concentrations of Hispanic households, Arbitron also uses Spanish-language materials and interviewers to reach Spanish-speaking households.

      Arbitron has invested heavily in quality improvements for its radio audience measurement service. Since 1995, Arbitron has implemented programs designed to:

•	encourage high survey response rates;

•	increase samples by up to 70 percent in a majority of surveyed markets;

•	improve the sample representation of young men;

•	maintain excellent representation of African Americans and Hispanics;

•	increase survey frequency so that all markets are measured at least twice each year (spring and fall) and major markets are measured four times per year; and

•	add consumer and retail questions to its standard radio diary in 162 small markets.

      Portable People Meter. In response to a growing demand to develop a more efficient and less time consuming method of recording listening and other data, Arbitron has developed a Portable People Meter system capable of measuring radio, television, cable, Internet streaming and satellite audiences. The Portable People Meter is a pager-sized device that is worn or carried by a survey participant throughout the day. It automatically detects inaudible codes that radio, television, cable, Internet and satellite providers embed in the audio portion of their programming using encoders provided by Arbitron. These codes identify the media that a participant is exposed to throughout the day without the person having to engage in manual recording activities. At the end of each day, the meter is placed into a base station that recharges the device and sends the collected codes to Arbitron for tabulation.

      There are several advantages of the Portable People Meter system. It is simple and easy for respondents to use. It requires no button pushing, which disrupts media use, no recall and no effort to identify and write down channels or radio stations tuned to. The Portable People Meter is able to passively detect exposure to encoded media by identifying each source through unique identification codes. The Portable People Meter is able to capture a consumer’s use of electronic media measuring cable, broadcast television, radio and Internet audio.

      During 1999, Arbitron tested the Portable People Meter in Manchester, England. The testing in the United Kingdom determined that the Portable People Meter technology operated as intended and that survey participants carried the Portable People Meter with them to a degree that was satisfactory for the test. It also determined that television audience estimates made using the Portable People Meter were comparable to existing United Kingdom television audience measurements and that radio audience estimates comparisons were inconclusive.

      In October 2000, Arbitron began a United States market trial of the Portable People Meter. The test will take place in two phases. The initial deployment will use 300 survey participants in the Wilmington, Delaware, radio Metro, which is part of the Philadelphia television market. In 2001, Arbitron plans to begin increasing the survey participants to cover the Philadelphia market.

      On May 31, 2000, Arbitron entered into an agreement with Nielsen Media Research, Inc., a provider of United States television audience measurement services, under which Arbitron granted Nielsen Media Research an option to join Arbitron in the potential commercial deployment of the Portable People Meter on a nationwide basis in the United States. In the event Nielsen Media Research exercises the option, the parties have agreed to form a joint venture to implement the commercial deployment in the United States of the Portable People Meter and to operate the business of data collection based on the use of the Portable People Meter on an ongoing basis. Recognizing that the successful commercial deployment of the Portable People Meter is uncertain and risky, Arbitron believes that a joint venture with Nielsen Media Research creates a significantly greater likelihood of successful commercial deployment than other commercial options or alternatives.

      The parties would each use the data generated by the jointly-deployed Portable People Meter in creating their own media measurement services. Generally, each company would be licensed to use the Portable People Meter data to create measurement services for particular media and would receive revenues from the sale of these services. Arbitron would also receive a royalty from Nielsen Media Research based on profits generated by Nielsen Media Research using the Portable People Meter data. The division of revenues from Internet data remains to be negotiated by the parties. The costs, expenses and capital expenditures for operating the joint venture would be shared by Arbitron and Nielsen Media Research based on the degree to which use of the Portable People Meter displaces costs at each company.

      Arbitron retains the right under the agreement at any time to license, test and/or implement a commercial deployment of the Portable People Meter and the technology contained in the Portable People Meter outside of the United States. In the event Nielsen Media Research exercises its option to form the joint venture in the United States, Nielsen Media Research also has the right to purchase from Arbitron, at fair value, a portion of Arbitron’s interest in all audience measurement business activities arising out of the commercial deployment of the Portable People Meter and the technology contained in the Portable People Meter outside of the United States.

      Radio Market Report and Other Reports. Arbitron’s listening estimates are provided in a number of different reports that are published and licensed to its customers. The cornerstone of Arbitron’s radio audience measurement services is the Radio Market Report, which is currently available in approximately 283 United States local markets. The Radio Market Report provides audience estimates covering a wide variety of demographics and dayparts, which are time periods for which audience estimates may be reported, for the stations in a market which meet Arbitron's minimum reporting standards. Each Radio Market Report contains more than 100,000 estimates to help radio stations, advertising agencies and advertisers understand: who is listening to the radio, which stations they are listening to and the time and location of the listening.

      In addition to the Radio Market Report, Arbitron provides additional services, such as its Radio County Coverage Reports, Hispanic Radio Market Reports and Black Radio Market Reports. Radio County Coverage is an annual study that is published each spring and provides radio audience estimates for every county in the continental United States, plus metropolitan counties in Alaska and Hawaii. Radio County Coverage Reports are available by the county, by the state or for the whole country. Hispanic Radio Market Reports are available exclusively by tape access and are issued twice a year. Information is collected from bilingual diaries placed in Hispanic homes. Black Radio Market Report tape access provides radio listening estimates for African American audiences. Data is available either once or twice a year, depending on the market.

Software Applications

      In addition to its reports, Arbitron also licenses software applications that provide its customers access to Arbitron’s estimates via Arbitron’s proprietary database of estimates, and enable them to more effectively analyze and understand that information for sales, management and programming purposes. Arbitron is also developing applications to enable customers to link the estimates in Arbitron’s database with information from other databases (such as product purchasing behavior) so as to enable customers to further refine sales strategies and compete more effectively for advertising dollars.

      Arbitron’s Tapscan family of software solutions, which Arbitron acquired in 1998 from Tapscan, Incorporated, are used by many radio stations, advertisers and advertising agencies. One service, QualiTap, is also made available under a licensing arrangement with Tapscan, Incorporated to television and cable outlets in the United States. The Tapscan software is one of the advertising industry’s leading radio analysis applications. It can help to create colorful charts and graphs that make complicated information more usable to potential advertisers. Other features include prebuy research including frequency-based tables, cost-per-point analysis, hour-by-hour and trending, use of respondent-level radio data, automatic scheduling and goal tracking, instant access to station format and contact information.

      Other key software applications Arbitron offers its radio clients are the Maximi$er®, a registered mark of Arbitron Inc., service for radio stations and the Media Professional service for advertising agencies and advertisers. Both of these software applications offer respondent-level database access, which allows radio stations, advertising agencies and advertisers to customize survey areas, dayparts, demographics and time periods to support targeted marketing strategies. The Maximi$er service includes a Windows-based application that accesses a market’s entire radio diary database to a client’s personal computer. Radio stations use Maximi$er to produce information about their station and programming not available in Arbitron’s published Radio Market Reports. Media Professional is designed to help advertising agencies and advertisers plan and buy radio advertising time quickly, accurately and easily. The easy-to-use software integrates radio planning and buying into one comprehensive research and media buying tool. It allows agencies and advertisers to uncover key areas critical to the buying process, including determining the most effective media target, understanding market trends, and identifying potential new business.

Local Market Consumer Information Services

      In addition to its core radio ratings service which provides primarily quantitative data, such as how many people are listening, Arbitron also provides qualitative data to radio stations, cable companies, advertising agencies and advertisers on listeners, viewers and readers that provides more detailed socioeconomic information and information on what the respondents buy, where they shop and what forms of media they use. Arbitron provides these measurements of consumer demographics, retail behavior and media usage in approximately 261 local markets throughout the United States.

      Arbitron provides four qualitative services tailored to fit a customer’s specific market size and marketing requirements:

•	Scarborough Report, which is offered in larger markets;

•	RetailDirect®, a registered mark of Arbitron Inc., which is available in medium markets; and

•	Qualitative Diary Service and RetailDirect Lite, which are offered in smaller markets.

      Each service profiles a market, the consumers and the media choices in terms of key characteristics. These four services cover the major retail and media usage categories in almost any area. Arbitron also offers training and support services that help its customers understand and use the local market consumer information Arbitron provides them.

      Scarborough Report. The Scarborough service is provided through a joint venture between Arbitron and VNU Marketing Information, Inc. The Scarborough service provides detailed information about media usage, retail and shopping habits, demographics and lifestyles in 75 large United States markets, utilizing a sample of consumers in the relevant markets. Scarborough data feature more than 500 retail and lifestyle characteristics, which can help radio stations, cable companies, advertising agencies and advertisers provide an in-depth profile of their consumers and listeners. Examples of Scarborough categories include retail shopping (e.g., major stores shopped or purchases during the past 30 days), auto purchases (e.g., plan to buy new auto or truck), leisure activities (e.g., attended sporting event) and personal activities (e.g., golfing). Media information includes broadcast and cable television viewing, radio listenership, newspaper readership by section, magazine readership and yellow pages usage. This information is provided twice each year to newspapers, radio and television broadcasters, cable companies, advertising agencies and advertisers in the form of the Scarborough Report. Arbitron is the exclusive marketer of the Scarborough Report to radio broadcasters and cable companies. Arbitron also markets the Scarborough Report to advertisers, advertising agencies and outdoor advertisers on a shared basis with VNU Marketing Information, Inc.

      RetailDirect. Arbitron has also developed and currently provides in approximately 24 mid-sized United States markets its RetailDirect service, which is a locally oriented, purchase data and media usage research service. This service, which utilizes diaries and telephone surveys, provides a profile of the broadcast audience in terms of local media, retail and consumer preferences so that local radio and television broadcasters and cable companies will have information to help them develop target sales and programming strategies. Retail categories include automotive, audio-video, furniture and appliances, soft drinks and beer, fast food, department stores, grocery stores, banks and hospitals. Media usage categories include local radio, broadcast TV, local network cable, newspapers, yellow pages and advertising circulars.

      Qualitative Diary Service. Arbitron’s Qualitative Diary Service collects consumer and media usage information from Arbitron radio diary keepers in approximately 162 smaller United States markets. The same people who report their radio listenership in the market also answer over 20 product and service questions. Consumer behavior information is collected for key local market retail categories, such as automotive sales, grocery, fast food, furniture and bedding stores, beer, soft drinks and banking. The Qualitative Diary Service also collects information about other media, such as cable television viewing and newspaper readership.

      RetailDirect Lite. RetailDirect Lite provides detailed information about demographics, retail and shopping habits and lifestyles of cable subscribers. This qualitative service for cable companies is available in 162 markets. Offering personal viewing information on 15 different cable networks, RetailDirect Lite provides information, such as what percentages of a retailer’s customers and prospects have cable television, what cable networks its customers are watching and other socioeconomic data.

Arbitron Cable Services

      Arbitron has expanded its local market consumer information services to media other than radio, including cable television. Feedback from Arbitron’s cable customers suggests that the cable industry is in need of improved local measurement systems because current quantitative measurement methods may have undervalued the local cable viewership. Without solid measures of demographic audiences at the local market level, cable may not have been achieving its full potential of local and national advertising revenues. In response to this need, Arbitron Cable provides cable companies with qualitative audience information and software programs that help cable companies show their advertisers that cable is a highly targeted and effective way to reach the people who purchase their products and services. Arbitron has also developed its Portable People Meter, which is designed to more adequately measure the multitude of channels available over cable.

      Arbitron believes that its Portable People Meter technology holds great promise for the cable industry. Arbitron expects that its Portable People Meter will provide a reliable, accepted local audience measurement service for the cable industry. Arbitron also envisions that the Portable People Meter data could be linked to consumer/client databases to optimize cable campaigns to enhance local/national spot sales efforts; validate audiences to national cable networks, regional sports and entertainment channels and local origination channels; provide valuable insights into local audience size and demographics of cable networks; deliver targeted schedule recommendations for cross-channel promotional campaigns; maximize the promotional and advertising sales power of local cable channels; and provide in-depth information on the electronic media usage of cable subscribers for media planning.

Arbitron Webcast Ratings

      Arbitron’s Webcast Ratings service measures the audiences of audio and video content on the Internet, commonly known as “Webcasts” or “streaming media.” Arbitron’s Webcast Ratings service has been in operation as a pilot since October 1999, and Arbitron plans to offer the service to its customers in the third quarter of 2001. Arbitron’s Webcast Ratings service helps webcasters “monetize” their Internet business models by enabling them to demonstrate the size and value of their online audience to advertising agencies and advertisers who require independent and credible audience measurement information to justify their advertising expenditures and to make informed media planning and buying decisions.

      In July 2000, Arbitron entered into a business development and software license agreement with Lariat Software, Inc., a provider of software applications to streaming media companies that deliver audio and video content over the Internet. The software licensed by Lariat to Arbitron will help Arbitron collect data regarding audiences that are listening and/or viewing (also known as tuning) to streaming media from these streaming media content delivery companies. The Lariat software will be installed at the streaming media companies and the data collected from tuning to streaming media produced by these companies will be collected by Arbitron and used in the production of the Arbitron’s Webcast Ratings service. Under the terms of the agreement, Lariat will license its MediaReports software to Arbitron to streamline the collection of data and help Arbitron manage the high volume of Internet tuning events Arbitron expects to compile. The combination of Lariat’s market-leading data collection and reporting solutions and Arbitron’s expertise in the creating and marketing of credible third-party ratings will, Arbitron believes, provide webcasters, advertising agencies and advertisers with the information that will be critical in making advertising and programming decisions.

International Operations

      Arbitron’s international operations consist primarily of its Continental Research subsidiary, which operates in the United Kingdom and elsewhere in Europe. In addition, Arbitron has recently expanded its sales and marketing efforts to other countries, such as Mexico and Japan. Arbitron has also entered into agreements with international media information services companies, such as Taylor Nelson Sofres, a United Kingdom company, and BBM Bureau of Broadcast Measurement, a Canadian audience measurement service, to license Arbitron’s technology.

Continental Research

      Through its Continental Research subsidiary, Arbitron provides media, advertising, financial, telecommunications and Internet research services in the United Kingdom and elsewhere in Europe.

      Media. Continental Research’s media clients cover the full spectrum of traditional and new media, with particular strength in the television and radio markets. Its media services include measuring audiences, evaluating existing services or building forecasting models.

      Advertising. Continental Research also evaluates every stage of the advertising process: from strategy development, creative development, pre-campaign testing, pre and post advertising and tracking, and on-air coincidental studies, to analysis of those responding to the campaign, and those converting to purchase.

      Financial. Continental Research’s experience in business to business financial research ranges from new product development to market measurement to advertising tracking. When conducting financial research among consumers, Continental Research uses The Million Plus Panel, which comprises a pool of approximately 3.7 million United Kingdom residents and holds up to 3,000 demographic, lifestyle and purchasing details for each resident.

      Telecommunications and Internet. Continental Research’s telecommunications and Internet projects have ranged from local area markets through to multi-national markets and have examined pricing, promotion, billing, product differentiation, advertising effectiveness, distribution systems, customer satisfaction, market estimation and new product development research.

Other International Operations

      Arbitron has recently expanded its international sales and marketing efforts to other countries, such as Mexico and Japan. Arbitron has proposed to Mexican broadcasters a syndicated radio ratings service for Mexico. In Japan, Arbitron has produced a large one-time-only study of consumers called “Media Targeting 2000 Japan” for the National Association of Broadcasters in Japan. Additionally, Arbitron has entered into agreements with international media information services companies, such as Taylor Nelson Sofres and BBM Bureau of Broadcast Measurement to license Arbitron’s technology. In Australia, ACNielsen has an agreement to distribute, on an exclusive basis, Arbitron’s Tapscan software to the Australia radio and advertising agency marketplace.

Strategy

      Arbitron’s objective is to grow its radio audience measurement business and to expand its audience measurement services to a broader range of media types, including television, cable, satellite delivered media and webcasting. Key elements of Arbitron’s strategy to pursue this objective include:

•	Continue to invest in quality improvements in its radio audience measurement service and seek opportunities to further expand the business. Arbitron provides radio audience measurement information in the United States and intends to continue to invest in quality improvements in its radio audience measurement services and in new software-based information applications. Additionally, Arbitron believes that a growth opportunity exists in the advertiser market and intends to seek to expand its customer base of large corporate advertisers by developing and marketing new information services designed to assist corporate advertisers in implementing targeted marketing strategies.

•	Build on Arbitron’s experience in the radio audience measurement industry and its new Portable People Meter technology to expand into measurement services for other types of media. Arbitron intends to utilize its experience in the radio audience measurement industry and its Portable People Meter technology to expand into measurement services for other types of media, such as satellite delivered radio, television, cable and the Internet. Arbitron is also currently prototyping a webcast ratings service called Arbitron Webcast Ratings that measures the audiences of audio and video webcasts online. Arbitron has entered into a business development and software license agreement with Lariat Software Inc. to jointly offer each company’s respective webcast measurement services. Arbitron intends to enter into agreements with third parties to assist it in the marketing, technical and financial aspects of expanding into measurement services for other types of media.

•	Develop and commercialize the next generation data collection and processing technique. Arbitron’s businesses require sophisticated data collection and processing systems, software and other technology. The collection of Arbitron’s estimates is dependent on a number of individuals keeping track of their listening, viewing and reading activities in diaries. The technology underlying the media measurement industry is undergoing rapid change, and Arbitron will need to continue to develop and refine its techniques for data collection and processing to accommodate these changes. The development of Arbitron’s Portable People Meter is an attempt to respond to a growing demand to develop more efficient and less time consuming methods for measuring audiences. Eventually, Arbitron hopes to develop an integrated measurement service that will measure all media from a single source, enabling media buyers to make multi-media decisions in an integrated fashion.

•	Expand international presence. Arbitron continues to explore opportunities that would facilitate the expansion of its audience measurement service into selected international markets, such as Western Europe, Singapore, Mexico and Japan. Arbitron believes there is a demand for quality radio audience information internationally from global advertisers, United States broadcasters who have acquired broadcasting interests in other countries and an increasing number of private commercial broadcasters in other countries. International advertising markets operate similarly to the United States advertising market. Multi-national advertisers and advertising agencies tend to set the standards for measurement around the world, and historically the lead has come from the United States. Additionally, Arbitron believes that its webcast audience measurement service is a natural area for its international expansion. There are already hundreds of radio stations and webcasters in international markets streaming their signals over the Internet. Most of these radio stations and webcasters have a business model supported by advertising revenues, which necessitates credible audience measurement. Arbitron’s current webcast audience measurement methodology permits international webcasters to participate in Arbitron’s service because the service gathers data electronically from worldwide servers and content companies that provide content to end-users. Arbitron also believes that its Portable People Meter is a natural area for international expansion.

Customers, Sales and Marketing

      Arbitron’s customers are primarily radio stations, cable companies, advertising agencies and large corporate advertisers. As of December 31, 2000, Arbitron provided its radio audience measurement and related services to approximately 3,700 radio stations and 2,600 advertising agencies and advertisers nationwide under contracts that generally vary in length from one to seven years. In recent years, a small number of enterprises have greatly expanded their holdings of United States radio broadcasters, and this consolidation of ownership is continuing. As a result of consolidation of United States radio broadcasters, Arbitron’s customers Clear Channel Communications, Inc. and Infinity Broadcasting Corp. represented approximately 22 percent and 10 percent, respectively, of Arbitron’s revenue in 2000. Although the industry consolidation that has led to the increased concentration of Arbitron’s customer base could put pressure on the pricing of Arbitron’s radio ratings service, it has also contributed to an increase in the number of stations subscribing for the ratings service, as stations have become Arbitron customers upon their acquisition by larger broadcasting groups. It has also been Arbitron’s experience that stations that are part of larger broadcasting groups have been somewhat more likely to purchase Arbitron’s analytical software applications and other services in addition to its core ratings service. Furthermore, Arbitron believes that it is well positioned to provide products and services that meet the needs of large broadcasting groups.

      Through Arbitron’s Webcasting Ratings service and Portable People Meter project, Arbitron is seeking to expand its constituency beyond traditional broadcasters, such as radio stations, to new media, such as cable television, satellite radio, wireless broadcasters and Internet audio and video webcasters. As of December 31, 2000, Arbitron provided its qualitative measurement and related services to approximately 150 local cable systems.

      Arbitron markets its products and services in the United States through a direct sales force of approximately 68 sales account representatives and 22 trainers operating through offices in seven cities around the United States.

      Arbitron has entered into a number of agreements with third parties to assist it in marketing and selling its products and services in the United States. For example, Tapscan, Incorporated, which is an entity that is not affiliated with Arbitron, distributes, on an exclusive basis, Arbitron’s QualiTap software to the television and cable industries in the United States. Arbitron has entered into a business development and software license agreement with Lariat Software Inc., a provider of software applications to streaming media companies that deliver audio and video content over the Internet, to jointly offer each other’s respective webcast measurement services.

      Arbitron supports its sales and marketing efforts through the following promotional efforts:

•	Gathering and publishing studies on emerging trends in the radio and other media industries as well as the media habits of radio listeners and television, cable and Internet viewers, which studies are available for no charge on Arbitron’s web site (http://www.arbitron.com);

•	Advertising in a number of key industry publications, including Inside Radio, Radio and Records, MediaWeek, Broadcasting and Cable, and Mulitichannel News;

•	Direct marketing programs directed toward radio stations, cable companies, advertising agencies and large corporate advertisers;

•	A public relations program that promotes Arbitron and the industries Arbitron serves to the broadcasting, Internet, advertising and marketing trade press as well as select local and national consumer and business press;

•	Participating in key industry forums and interest groups, such as the Advertising Research Foundation, The American Association of Advertising Agencies, National Association of Broadcasters, and The Television Bureau of Advertising as well as Internet roundtables and many state and local advertising and broadcaster associations; and

•	Significant presence at major industry conventions, such as those sponsored by the National Association of Broadcasters and Radio Advertising Bureau.

      Internationally, Arbitron markets its services through approximately 16 research executives operating through Continental Research’s office in the United Kingdom. Arbitron has recently expanded its international sales and marketing efforts to other countries, such as Mexico and Japan. Additionally, Arbitron has entered into agreements with international media information services companies, such as Taylor Nelson Sofres, to license Arbitron’s technology. Arbitron also has an agreement with ACNielsen to distribute, on an exclusive basis, Arbitron’s Tapscan software in Australia.

Technology and Competition

      Arbitron’s businesses require sophisticated data collection and processing systems, software and other technology. The technology underlying the media measurement industry is undergoing rapid change, and Arbitron will need to continue to develop and refine its techniques for data collection and processing to accommodate these changes. The development of Arbitron’s Portable People Meter is an attempt to respond to a growing demand to develop more efficient and less time consuming methods of recording listener, viewer and reader data. Although Arbitron provides radio audience measurement services to over 3,700 radio stations, it recognizes that it must enhance its existing services and develop new services in response to the rapidly changing media marketplace. In addition to responding to a growing demand to develop a more efficient and less time consuming method of recording listening, viewing and reading data, Arbitron’s Portable People Meter is also a response to media customer needs for a service designed to track and measure all media from a single source. Similarly, the development of Arbitron’s proposed Arbitron Webcast Ratings service is in response to requests by Arbitron’s customers to include webcasts in Arbitron’s radio audience measurements. There can be no assurance that Arbitron will be able to develop and refine its Portable People Meter and Arbitron Webcast Ratings service or any other new technologies for data collection and processing and broad media measurement or that it will be able to do so as quickly or cost-effectively as its competitors.

      Arbitron competes with a large number of other providers of applications software, qualitative data and proprietary qualitative studies used by broadcasters, cable companies, advertising agencies and advertisers. These competitors include Strata Marketing Inc., Marketing Resources Plus, a division of VNU and Telmar Information Services Corp. in the area of applications software, and The Media Audit, a division of International Demographics, Inc., and Simmons Research Bureau in the area of qualitative data. Arbitron competes with these companies primarily on the basis of ease of use, reliability, end user experience and price. Arbitron is also aware of at least two companies, Telecontrol AG and The Pretesting Company, that are in the process of developing technologies that may compete with Arbitron’s Portable People Meter.

      Arbitron also competes with a number of companies in the webcast and Internet audience measurement industry, namely MeasureCast, Inc., Jupiter Media Metrix, Inc. and NetRatings, Inc. The market for webcast ratings and Internet audience measurement is new and rapidly evolving and becoming increasingly competitive. As the demand for webcasting and Internet measurement information increases, Arbitron expects competition in this area to intensify, especially given the pressure to create a uniform standard upon which companies will make meaningful decisions regarding online advertising. Arbitron believes that the principal competitive factors in this market are reliability, timeliness, the breadth and depth of measurement services offered, the ability to provide quality analytical services derived from the audience measurement information, end user experience and price.

      Some of Arbitron’s competitors may have greater financial, marketing, distribution and technical resources than Arbitron. Arbitron believes that its future growth and success will be dependent on its ability to compete with these and any other competitors and to design, develop and commercialize new products and services that address the industry needs for more efficient and less time consuming methods of data collection and processing and broader media measurement techniques. Arbitron cannot assure success in that competition.

Intellectual Property

      Arbitron relies on a combination of patents, copyrights, trademarks, service marks and trade secret laws, license agreements and other contractual restrictions to establish and protect its proprietary rights in its products and services. In the United States, Arbitron has been granted 24 patents and has two patent applications pending. Internationally, Arbitron has been granted 69 issued patents and has 67 patent applications pending. Arbitron’s patents primarily relate to its data collection and processing systems and software and its Portable People Meter.

      Arbitron’s audience listening estimates are original works of authorship and are copyrightable under the federal copyright laws in the United States. Arbitron registers two core reports that contain the estimates, the Radio Market Report and the Radio County Coverage Report. The Radio Market Report is published either quarterly or semi-annually, depending on the Arbitron market surveyed, while the Radio County Coverage Report is released annually. Arbitron seeks copyrights for every Radio Market Report, for every survey and for each of the approximately 283 markets measured by Arbitron and each Radio County Coverage Report for every state in the United States. Arbitron also seeks copyright protection for the databases comprising the Radio Market Report, Radio County Coverage Report, software and other services containing its audience estimates and respondent level data. Prior to the publication of the printed Arbitron reports and release of the software containing the respondent level data, Arbitron registers its databases under the United States federal copyright laws. Arbitron’s proprietary data regarding audience size and demographics is provided to customers through multi-year license agreements.

      A number of Arbitron’s services are marketed under United States federally registered trademarks that are helpful in creating recognition in the marketplace. Some of Arbitron’s registered trademarks include: the Arbitron name and logo, Maximi$er and RetailDirect. Arbitron has a pending trademark application for Arbitron PPM. Arbitron also has a number of common law trademarks, including Media Professional, Qualitap, MediaMaster, Prospector and Schedule It. Arbitron has registered its name as a trademark in the United Kingdom, the European Community, Japan and is exploring the registration of its marks in other foreign countries.

      The laws of some countries might not protect Arbitron’s intellectual property rights to the same extent as the laws of the United States. Effective patent, copyright, trademark and trade secret protection may not be available in every country in which Arbitron markets or licenses its products and services.

      Arbitron believes its success depends primarily on the innovative skills, technical competence and marketing abilities of its personnel. Arbitron entered into confidentiality and assignment of inventions agreements with substantially all of its employees and has entered into non-disclosure agreements with its suppliers and customers to limit access to and disclosure of its proprietary information.

      Arbitron also must guard against the unauthorized use or misappropriation of its audience estimates, databases and technology by third parties. There can be no assurance that the copyright laws and other statutory and contractual arrangements Arbitron currently depends upon will provide it sufficient protection to prevent the use or misappropriation of its audience estimates, databases and technology or deter independent third party development of competing information and technologies. The failure to protect Arbitron’s proprietary information and intellectual property rights, and in particular, its audience estimates and databases, could severely harm Arbitron’s business.

      In addition, claims by third parties that Arbitron’s current or future products or services infringe upon their intellectual property rights may harm its business. Intellectual property litigation is complex and expensive, and the outcome of this litigation is difficult to predict. Arbitron has in the past been involved in litigation relating to the enforcement of its copyrights covering its radio listening estimates. Although Arbitron has generally been successful in these cases, there can be no assurance that the copyright laws and other statutory and contractual arrangements Arbitron currently depends upon will provide it sufficient protection to prevent the use or misappropriation of its audience estimates, databases and technology in the future. Arbitron was also involved in the successful defense of a patent infringement claim relating to its Portable People Meter. In 1993, The Pretesting Company sued Arbitron alleging infringement of one of The Pretesting Company’s patents. Arbitron denied the claims, the court found that The Pretesting Company patent was invalid and the infringement case was dismissed. Any future litigation, regardless of outcome, may result in substantial expense to Arbitron and significant diversion of its management and technical personnel. Any adverse determination in any litigation may subject Arbitron to significant liabilities to third parties, require Arbitron to license disputed rights from other parties, if licenses to these rights could be obtained, or require Arbitron to cease using the technology.

Research and Development

      Arbitron’s research and development activities have related primarily to the design and development of its data collection and processing systems, software applications used to assist Arbitron’s customers in understanding how to use Arbitron’s data in their businesses, Arbitron’s Portable People Meter and its new proposed Arbitron Webcast Ratings service. Arbitron expects that it will continue to spend money on research and development activities over the next several years, particularly in light of the rapid technological changes affecting its business. The majority of the investment effort and spending will be dedicated to improving the quality and efficiency of Arbitron’s data collection and processing systems, developing new software applications that will assist Arbitron’s customers in realizing the full potential of Arbitron’s audience measurement services, developing Arbitron Webcast Ratings technology and Arbitron’s Portable People Meter technology, and developing a single source service that will be able to measure audience and other information from a number of different forms of media. As of December 31, 2000, Arbitron employed 128 employees dedicated to research and development.

Governmental Regulation

      Arbitron’s Portable People Meter has been certified to meet Federal Communications Commission requirements relating to emissions standards. Additionally, the Portable People Meter has been certified to meet the safety standards of Underwriter’s Laboratories (commonly referred to as UL) as well as Canadian and European safety standards.

      Arbitron’s media research activities are regulated by the United States Federal Trade Commission in accordance with a Decision and Order issued in 1962 to CEIR, Inc., a predecessor company. This order originally arose in connection with the television ratings business and Arbitron believes that today it applies to all of Arbitron’s media measurement services. The order requires full disclosure of the methodologies used by Arbitron and prohibits Arbitron from making representations in selling or offering to sell an audience measurement service without proper qualifications and limitations regarding probability sample, sampling error and accuracy or reliability of data. It also prohibits Arbitron from making a statement regarding diary precautions unless those precautions are taken, and making overbroad statements regarding the viewing a diary reflects. The order further prohibits Arbitron from representing the data as anything other than estimates and making a statement that the data is accurate to any precise mathematical value. The order requires that Arbitron make affirmative representations in its reports regarding non-response by survey participants and the effect of this non-response on the data, the hearsay nature of a survey participant’s response, the fact that projections have been made, and the limitations and deficiencies of the techniques or procedures used. Arbitron believes that it has conducted and continues to conduct its radio audience measurement services in compliance with the order.

      Arbitron’s radio audience measurement service and its Maximi$er software application are accredited by and subject to the review of the Media Ratings Council. The Media Ratings Council is an industry organization created to assure high ethical and operational standards in audience measurement research. Arbitron’s radio ratings service has been accredited by the Media Ratings Council since 1968. To merit continued accreditation of its ratings services and its Maximi$er software, Arbitron must: (1) adhere to the Council’s Minimum Standards for Media Rating Research; (2) supply full information to the Media Ratings Council regarding details of its operations; (3) conduct its media measurement services substantially in accordance with representations to its subscribers and the Council; and (4) submit to, and pay the cost of, thorough annual audits of accredited Arbitron services by certified public accounting firms engaged by the Media Ratings Council.

Employees

      As of December 31, 2000, Arbitron employed approximately 656 people on a full-time basis and 347 on a part-time basis in the United States and 37 people on a full-time basis and 198 on a part-time basis internationally. None of Arbitron’s employees is covered by a collective bargaining agreement. Arbitron believes its employee relations are good.

Business Risks

      Risk Factors Relating to Arbitron’s Businesses and the Industry in which Arbitron Operates

      Arbitron’s business, financial condition and operating results will be dependent on the performance of its radio audience measurement business.

      Arbitron’s radio audience measurement service and related software sales represented 87 percent of Arbitron’s total revenue for 2000. If Arbitron is successful in launching its proposed Arbitron Webcast Ratings and Portable People Meter services, Arbitron expects that given the demand it believes will exist for these services, the revenue from these services will account for an increasing portion of its revenue in the future. Nonetheless, it is likely that sales of its radio audience measurement service and related software will continue to represent a substantial portion of Arbitron’s revenue for the foreseeable future. Any factors adversely affecting the pricing of, demand for or market acceptance of Arbitron’s radio audience measurement service and related software, such as competition or technological change, could significantly harm Arbitron’s business, financial condition and operating results.

      Consolidation in the radio broadcasting industry may put pressure on the pricing of Arbitron’s radio audience measurement service and related software sales, thereby leading to decreased earnings.

      The continuing consolidation in the radio broadcasting industry could put pressure on the pricing of Arbitron’s radio audience measurement service and related software sales, from which Arbitron derives a substantial majority of its total revenue. Arbitron prices its radio audience measurement service and related software applications on a per radio station, per service or product basis, negotiating licenses and pricing with the owner of each radio station or group of radio stations. Consolidation in the radio broadcasting industry, which results in a particular radio station owner purchasing services and applications from Arbitron for a greater number of radio stations, could have the effect that the greater the number of radio stations owned and the greater the number of services and applications purchased by the radio station owner, the more likely the owner is to seek to obtain discounts from Arbitron. While Arbitron has experienced some success in offsetting the revenue impact of any pricing pressure by providing radio audience measurement services and additional software applications and other services to additional stations within a radio group, there can be no assurance as to the degree to which Arbitron will be able to continue to do so.

      Arbitron’s agreements with its customers are not exclusive and contain no renewal obligations.

      Arbitron’s customers are not prohibited from entering into agreements with any other competing service provider, and once the term of the agreement (usually one to seven years) expires, there is no automatic renewal feature in the contract. Because the Arbitron Radio Market Report is delivered on a quarterly basis, it is common for Arbitron’s customer contracts to expire before renewal negotiations are concluded. Therefore, there may be significant uncertainty as to whether a particular customer will renew its contract, and if so, on what terms. If a customer(s) owning stations in a significant number of markets does not renew its contracts, this could have a material adverse effect on Arbitron’s business and operating results.

      Consolidation in the radio broadcasting industry has led to Arbitron’s increasing dependence on key customers. The loss of a key customer could significantly reduce Arbitron’s revenue.

      The continuing consolidation in the radio broadcasting industry has led to Arbitron’s increasing dependence on key customers. The loss of a key customer could significantly reduce Arbitron’s revenue. Arbitron’s customers, Clear Channel Communications, Inc. and Infinity Broadcasting Corp., represented approximately 22 percent and 10 percent, respectively, of Arbitron’s revenue in 2000. Arbitron’s agreements with these customers are not exclusive and contain no renewal obligations. Arbitron cannot be certain that it will retain these key customers. The loss of any one or more of these key customers could harm Arbitron’s business and operating results.

      Arbitron has multiple contracts with Clear Channel and Infinity Broadcasting. A significant number of Clear Channel’s contracts (which collectively accounted for approximately 14% of Arbitron’s revenue in 2000) expired at the end of 2000. As of March 30, 2001, Clear Channel signed a contract extension that provides the Arbitron ratings survey for Winter 2001, which delivers in the second quarter, and also indicated that it did not intend to subscribe to future Arbitron ratings surveys for its stations licensed in these contracts. Most of Arbitron’s other contracts with Clear Channel (which collectively accounted for approximately 8% of Arbitron’s revenue in 2000) and Arbitron’s contracts with Infinity Broadcasting (which collectively accounted for 10% of Arbitron’s revenue in 2000) expire at the end of 2001. Arbitron is currently in negotiations with Clear Channel regarding a new agreement and expects renewal negotiations with Infinity Broadcasting to commence during the fourth quarter of 2001. Arbitron cannot make any assurances that it will retain Clear Channel and Infinity Broadcasting or attract new customers that would replace the revenue that could be lost if a key customer failed to renew its agreement with Arbitron. The loss of any one or more of these key customers could materially harm Arbitron’s business and operating results.

      Technological change may render Arbitron’s products and services obsolete.

      Arbitron expects that the market for its products and services will be characterized by rapidly changing technology, evolving industry standards, frequent new product and service announcements and enhancements and changing customer demands. The introduction of new products and services embodying new technologies and the emergence of new industry standards can render existing products and services obsolete. Arbitron’s success will depend on its ability to adapt to rapidly changing technologies and to improve the performance, features and reliability of its products and services in response to changing customer and industry demands. Furthermore, Arbitron may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of its products and services. Arbitron’s new products and services, or enhancements to its existing products and services, such as its proposed Portable People Meter and Arbitron Webcast Ratings services, may not adequately meet the requirements of its current and prospective customers or achieve any degree of significant market acceptance.

      Arbitron expects to invest in the development and commercialization of its Portable People Meter and Arbitron Webcast Ratings technologies, neither of which may be successfully developed or commercialized. The diversion of Arbitron’s resources to these technologies could adversely affect Arbitron’s operating results.

      Arbitron expects to continue to invest in the development of its Portable People Meter, which is a technology that measures radio, television, cable, Internet streaming and satellite audiences. In October 2000 Arbitron began recruiting survey participants for testing in the Wilmington, Delaware, radio Metro, which is part of the Philadelphia television market. In 2001, Arbitron plans to begin increasing the survey participants to cover the Philadelphia market. Arbitron also expects to invest in the development of Arbitron Webcast Ratings, a webcast ratings service that measures the audiences of audio and video webcasts online. The Portable People Meter and Arbitron Webcast Ratings may never be successfully developed or commercialized. The diversion of Arbitron’s resources to the development and commercialization of the Portable People Meter and Arbitron Webcast Ratings may adversely affect Arbitron’s operating results.

      Nielsen Media Research, Inc. may decide not to exercise its option to join Arbitron and share in the potential deployment of the Portable People Meter on a nationwide basis, which could adversely affect the commercial success of the Portable People Meter and could harm Arbitron’s business.

      On May 31, 2000, Arbitron entered into an agreement with Nielsen Media Research, Inc., a provider of United States television audience measurement services, under which Arbitron granted Nielsen Media Research an option to join Arbitron in the potential commercial deployment of the Portable People Meter on a nationwide basis. A decision by Nielsen Media Research not to exercise this option could adversely affect the commercial success of the Portable People Meter and could harm Arbitron’s business.

      Arbitron’s success will depend on its ability to protect its intellectual property rights.

      Arbitron believes that the success of its business will depend, in part, on:

•	obtaining patent protection for its technology, products and services, in particular its Portable People Meter;

•	defending its patents once obtained;

•	preserving its trade secrets;

•	defending its copyrights for its data services and audience estimates; and

•	operating without infringing upon patents and proprietary rights held by third parties.

      Arbitron relies on a combination of contractual provisions, confidentiality procedures and patent, copyright, trademark, service mark and trade secret laws to protect the proprietary aspects of its technology, data and estimates. These legal measures afford only limited protection and competitors may gain access to Arbitron’s intellectual property and proprietary information. Litigation may be necessary to enforce Arbitron’s intellectual property rights, to protect its trade secrets and to determine the validity and scope of Arbitron’s proprietary rights. Arbitron has in the past been involved in litigation relating to the enforcement of its copyrights covering its radio listening estimates. Although Arbitron has generally been successful in these cases, there can be no assurance that the copyright laws and other statutory and contractual arrangements Arbitron currently depends upon will provide it sufficient protection in the future to prevent the use or misappropriation of its audience estimates, databases and technology. Arbitron was also involved in the successful defense of a patent infringement claim relating to its Portable People Meter. In 1993, The Pretesting Company sued Arbitron alleging infringement of one of The Pretesting Company’s patents. Arbitron denied the claims, the court found that The Pretesting Company patent was invalid and the infringement case was dismissed. Any future litigation, regardless of outcome, could result in substantial expense and diversion of resources with no assurance of success and could seriously harm Arbitron’s business and operating results.

      One of Arbitron’s strategies is to expand its international operations, which involve unique risks and, if unsuccessful, may harm Arbitron’s business.

      Arbitron continues to explore opportunities that would facilitate the expansion of its audience measurement service into selected international markets, such as Western Europe, Singapore, Mexico and Japan. Arbitron believes that there is demand for quality audience measurement services internationally because international advertising markets operate similarly to the United States advertising market. Multi-national advertisers and advertising agencies tend to set the standards for measurement around the world, and historically the lead has come from the United States.

      Arbitron believes its webcast audience measurement service is a natural area for its international expansion because there are already hundreds of radio stations and webcasters in international markets streaming their signals over the Internet. Most of these radio stations and webcasters have a business model supported by advertising revenues, which necessitates credible audience measurement. Just recently, Virgin Radio in the United Kingdom announced that it was setting up a special sales unit to sell advertising on its streamed signal. Arbitron’s current webcast audience measurement methodology permits international webcasters to participate in Arbitron’s service because the service gathers data electronically from worldwide servers and content companies that provide content to end-users.

      International operations are subject to various additional risks which could adversely affect Arbitron’s business, including:

•	costs of customizing services for foreign customers;

•	difficulties in managing and staffing international operations;

•	reduced protection for intellectual property rights in some countries;

•	longer sales and payment cycles;

•	the burdens of complying with a wide variety of foreign laws;

•	exposure to local economic conditions; and

•	exposure to local political conditions, including the risk of seizure of assets by a foreign government.

      Audience estimates become “currency” when they achieve credibility and trust in the eyes of the media marketplace. In some countries, there is little trust in existing measurement services due to the perception of tampering and fraud in the current ratings system. In expanding its international scope, potential tampering and fraud by broadcasters or other third parties with Arbitron’s methodology is also a potential risk.

      The success of Arbitron’s radio audience measurement business depends on diarykeepers who record their listening habits in diaries and send these diaries to Arbitron. The failure of Arbitron to collect these diaries would severely harm Arbitron’s business.

      Arbitron uses listener diaries to gather radio listening data from sample households in approximately 283 United States local markets for which it currently provides radio ratings. Participants are asked to designate in their diary what station(s) they are listening to, when they are listening and where they are listening, such as home, car, work or other place. To encourage their participation in the survey, Arbitron pays these diarykeepers a modest cash incentive. Arbitron collects more than one million diaries every year to compile audience listening estimates. The failure of Arbitron to convince diarykeepers to record their listening habits and mail in their diaries for a small cash payment would severely harm Arbitron’s radio audience measurement business.

      Arbitron’s future growth and success will depend on its ability to design, develop and commercialize new products and services that address industry needs for more efficient and less time consuming methods of data collection and processing and broader media measurement techniques.

      Arbitron competes with a large number of other providers of applications software, qualitative data and proprietary qualitative studies used by broadcasters, cable systems, advertising agencies and advertisers. These competitors include Strata Marketing Inc., Marketing Resources Plus, a division of VNU and Telmar Information Services Corp. in the area of applications software and The Media Audit, a division of International Demographics, Inc., and Simmons Research Bureau in the area of qualitative data. Arbitron is also aware of at least two companies, Telecontrol AG and The Pretesting Company, that are in the process of developing technologies that may compete with Arbitron’s Portable People Meter. Arbitron also will compete with a number of companies in the webcast and Internet audience measurement industry, namely MeasureCast, Inc., Jupiter Media Metrix, Inc. and NetRatings, Inc. The market for webcast ratings and Internet audience measurement is new and rapidly evolving and becoming increasingly competitive. As the demand for webcasting and Internet measurement information increases, Arbitron expects competition in this area to intensify, especially given the pressure to create a uniform standard upon which companies will make meaningful decisions regarding online advertising. Some of Arbitron’s competitors may have greater financial, marketing, distribution and technical resources than Arbitron. Arbitron believes that its future growth and success will be dependent on its ability to compete with these and any other competitors and to design, develop and commercialize new products and services that address the industry needs for more efficient and less time consuming methods of data collection and processing and broader media measurement techniques. Arbitron cannot assure you that it will be successful in that competition.

Risks Relating to Owning Arbitron’s Common Stock

      Variability of quarterly operating results may cause Arbitron’s stock price to decrease or fluctuate.

      The market prices of Arbitron’s common stock may decrease or fluctuate because Arbitron’s revenue, gross profit, operating income and net income or net loss may vary substantially from quarter to quarter. Many factors may contribute to fluctuations in Arbitron’s operating results, some of which are within Arbitron’s control, including:

•	changes in pricing policies;

•	introduction of new products and services and successful utilization of technology;

•	the timing and number of personnel hired;

•	the timing and acquisition of new businesses; and

•	the efficiency with which employees are utilized.

Other factors are not exclusively within Arbitron’s control, including:

•	changes in competitors’ pricing policies;

•	introduction of new products and services by competitors;

•	acceptance of new products and services;

•	the market for qualified personnel;

•	cancellation or delay of contract renewals by customers or potential customers; and

•	changing technology.

      Arbitron’s stock price may be volatile which could lead to a decrease in the market value of your shares and possibly class action litigation.

      The market price of Arbitron’s common stock may be more volatile than the market price of Ceridian’s common stock because factors that may have been previously immaterial to Ceridian, due to its larger size, may be considered material to Arbitron as an independent company. In addition, the stock prices for many technology companies have experienced wide fluctuations that often have been unrelated to operating performance. Because of the market’s adverse reaction during these periods of volatility, you may not be able to resell your shares of Arbitron common stock at acceptable prices. Factors that could cause volatility in Arbitron’s stock prices include, among other things:

•	actual or anticipated variations in quarterly results;

•	variations in operating results which may cause Arbitron to fail to meet analysts’ or investors’ expectations;

•	changes in revenue and earnings estimates or recommendations by securities analysts;

•	changes in the market valuations of, and earnings and other announcements, by competitors;

•	announcements by Arbitron or its competitors of technological innovations;

•	additions or departures of key personnel;

•	the significant redistribution of shares of Arbitron common stock that may occur during the first few weeks or even months following completion of the Spin-off because of the differing objectives and strategies of investors, including mutual and index funds; and

•	volume and timing of sales of Arbitron common stock.

      When the market price of a stock has been volatile, leading to a decrease in market value of shares, holders of that stock have occasionally instituted securities class action litigation against the company that issued the stock. If any of Arbitron’s stockholders were to bring this type of lawsuit against Arbitron, even if the lawsuit was without merit, Arbitron could incur substantial costs defending the lawsuit which costs may not be covered by insurance. The lawsuit could also divert the time and attention of management.

      It may be difficult for a third party to acquire Arbitron, which could depress the stock price of Arbitron.

      Delaware corporate law and Arbitron’s amended and restated certificate of incorporation and bylaws contain provisions that could have the effect of delaying, deferring or preventing a change in control of Arbitron or its management that stockholders may consider favorable or beneficial. These provisions could discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of Arbitron’s common stock. These provisions include:

•	a stockholders’ rights plan, which likely will limit through September 30, 2001 the ability of a third party to acquire a substantial amount of Arbitron’s common stock without prior approval of the Board of Directors;

•	restriction from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder under Section 203 of the Delaware General Corporation Law;

•	authorization to issue “blank check” preferred stock, which is preferred stock that can be created and issued by the board of directors without prior stockholder approval, with rights senior to common stockholders; and

•	advance notice requirements for the submission by stockholders of nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

      Arbitron’s certificate of incorporation also contains the following provisions:

•	a supermajority vote of two-thirds of the stockholders to approve some mergers and other business combinations; and

•	restriction from engaging in a “business combination” with a “controlling person” unless either a modified supermajority vote is received or the business combination will result in the termination of ownership of all shares of Arbitron’s common stock and the receipt of consideration equal to at least “fair market value.”

      In addition, provisions in the tax matters agreement that Arbitron and New Ceridian entered into in connection with the Spin-off and restrictions relating to applicable tax law and IRS regulations could deter the acquisition of Arbitron by a third party for some period of time. These provisions and restrictions could diminish your opportunities to participate in tender offers, including tender offers at a price above the then-current market value of Arbitron’s common stock. These provisions and restrictions may also inhibit fluctuations in the market price of Arbitron’s common stock that could result from takeover attempts. They could also make it more difficult for third parties to cause the immediate removal and replacement of the members of Arbitron’s board of directors and management without the concurrence of Arbitron’s board of directors.

Risk Factors Relating to Arbitron’s Indebtedness After the Spin-Off

      Arbitron historically has not incurred debt independently. In connection with the Spin-off, however, Arbitron entered into two financing facilities. As a result, as of March 30, 2001, Arbitron had $250 million of indebtedness outstanding; $200 million of this debt is through a revolving credit facility that matures on March 30, 2006, and the remaining $50 million of debt is in senior notes that mature on January 31, 2008. Arbitron may borrow up to an additional $25 million under the revolving credit facility. Advances under the revolving credit facility bear interest at LIBOR plus a margin of 2.00% to 2.75%. The senior notes bear interest at a fixed rate of 9.96% per annum.

      Arbitron’s borrowings contain non-investment grade financial terms, covenants and operating restrictions that will increase its cost of financing its business, will restrict its financial flexibility and could adversely impact its ability to conduct its business. These include (i) the required grant of security interests in most of the assets of Arbitron and its subsidiaries, (ii) the required guarantees of Arbitron’s debt by Arbitron’s subsidiaries and (iii) restrictions on various operating activities, including restrictions on debt, liens, investments, dividends, capital expenditures, and mergers and acquisitions. These restrictions could hurt Arbitron’s ability to finance its future operations or capital needs or make acquisitions that may be in its best interest. In addition, Arbitron’s ability to comply with these financial requirements and other restrictions may be affected by events beyond its control, and its inability to comply with them could result in a default under the new credit facility or other debt instruments.

      If a default occurs under the new credit facility, either because Arbitron is unable to generate sufficient cash flow to service the debt or because Arbitron fails to comply with one or more of the restrictive covenants, the lenders under the facility and the holder of its notes could elect to declare all of the outstanding borrowings, as well as accrued interest and fees, to be due and payable and require Arbitron to apply all of its available cash to repay those borrowings. The lenders under Arbitron’s new secured credit facility and secured notes could also proceed against the lenders’ collateral, which includes a first priority lien on substantially all of the assets of Arbitron and its domestic subsidiaries and a pledge of the capital stock of all of its domestic subsidiaries and of 65% of the capital stock of its foreign subsidiaries. In addition, a default may result in higher rates of interest and the inability to obtain additional capital.

      Arbitron has, as required under its bank credit facility, entered into an interest rate swap to hedge the market risk associated with changing interest rates related to borrowing under its bank credit facility. Risks associated with this hedging strategy include, but are not limited to:

•	the counterparties to these instruments may be unable to perform,

•	Arbitron may be required to pay a lump-sum termination amount upon the occurrence of specified events of default under these swap instruments,

•	Arbitron may be unable to take full advantage of a decrease in market interest rates and

•	Arbitron’s hedge positions may not precisely align with its actual borrowing exposure.

      Furthermore, an increase in market interest rates, and the loss of benefits of any related hedging agreements, would increase Arbitron’s interest expense that could have an adverse effect on Arbitron’s cash flows. Future decreases in interest rates would result in Arbitron’s interest expense being higher than it would have been compared to the floating rate debt underlying Arbitron’s hedging agreements, and could result in the Arbitron making payments to terminate such agreements.

ITEM 2.    PROPERTIES

      Arbitron’s primary locations are its research and technology center in Columbia, Maryland and its headquarters located at 142 West 57th Street, New York, New York. In addition, Arbitron has five regional sales offices located in the metropolitan areas of Atlanta, Georgia; Washington, D.C./Baltimore, Maryland; Chicago, Illinois; Dallas, Texas and Los Angeles, California. Arbitron’s New York City office serves as its home base for sales and marketing, while its research, technology and operations are located in its Columbia, Maryland facility. Arbitron’s Tapscan operations are located primarily in Birmingham, Alabama, and its Continental Research subsidiary is located in London, England. Arbitron also maintains leased premises in India. Arbitron conducts all of its operations in leased facilities. Most of these leases contain renewal options and require payments for taxes, insurance and maintenance in addition to base rental payments. Arbitron and New Ceridian entered into a sublease agreement pursuant to which Arbitron subleased to New Ceridian a portion of leased office space located in New York City. Arbitron believes that its facilities are adequate for their intended purposes, are adequately maintained and are reasonably necessary for current and anticipated business purposes.

ITEM 3.    LEGAL PROCEEDINGS

      Arbitron and its subsidiaries are involved from time to time in a number of judicial and administrative proceedings considered normal in the nature of their current and past operations, including employment-related disputes, contract disputes, government proceedings, customer disputes and tort claims. In some proceedings, the claimant seeks damages as well as other relief, which, if granted, would require substantial expenditures on the part of Arbitron. Some of these matters raise difficult and complex factual and legal issues, and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular action, and the jurisdiction, forum and law under which each action is proceeding. Because of this complexity, final disposition of some of these proceedings may not occur for several years. As such, Arbitron is not always able to estimate the amount of its possible future liabilities. There can be no certainty that Arbitron may not ultimately incur charges in excess of presently or future established accruals or insurance coverage. Although occasional adverse decisions (or settlements) may occur, it is the opinion of management that the final disposition of these proceedings will not, considering the merits of the claims, have a material adverse effect on Arbitron’s financial position or results of operations.

      Pursuant to the terms of the Distribution Agreement entered into in connection with the Spin-off, New Ceridian has agreed to indemnify Arbitron for liabilities relating to some of the litigation in which Ceridian or its subsidiaries were involved, including the Flying J and NCR litigation discussed below. To the extent that New Ceridian is unable for any reason to indemnify Arbitron for the liabilities resulting from such litigation, Arbitron will be solely liable as the legal successor to Ceridian.

Flying J and NCR

      Flying J, Inc., which operates a chain of truck stops, and its affiliated entities, TCH, LLC, CFJ Properties, Inc., TFJ and TON Services, Inc., filed a complaint in the United States District Court for the Northern District of Utah against Comdata Network, Inc., a wholly-owned subsidiary of Ceridian, alleging violations of federal and state antitrust laws and asserting state law claims of interference with contractual relations and unfair competition. The complaint, which was originally filed on July 11, 1996, has subsequently been amended four times. In addition, NCR Corporation has intervened in this lawsuit as an additional plaintiff, filing a complaint on September 10, 1999, alleging claims similar to those asserted by the original plaintiffs (which this document refers to as the “Flying J plaintiffs”). This lawsuit is presently set for a jury trial beginning in June 2001. Flying J’s motion to add Ceridian as a defendant was denied three times. On November 15, 2000, Flying J served and filed a complaint based on a similar allegation against Ceridian in the same court accompanied by a motion to stay following Ceridian’s answer. Ceridian has answered and will file dispositive motions.

      The Flying J plaintiffs allege that Comdata unlawfully interfered with their efforts to market a point-of-sale device called “ROSS,” a kiosk device called “Roadlinks,” and a fuel card called the “TCH” card. Specifically, the Flying J plaintiffs allege that Comdata has unlawfully refused to accept the TCH card on Comdata’s Trendar point-of-sale system. Flying J also alleges that Comdata unlawfully caused TIC Financial Systems, Inc., a payment card company acquired by Comdata, to cease doing business with Flying J and that Comdata acquired the assets of NTS, Inc., a card company, in order to harm Flying J. Flying J alleges further that Comdata unlawfully terminated the acceptance of Comdata’s Comchek card at Flying J locations in response to Flying J’s marketing efforts, which allegedly resulted in lost fuel sales at Flying J branded locations. NCR alleges that it would have been the designated third-party support representative for ROSS and, as a result, has allegedly suffered lost profits arising from lost hardware sales, support fees, and installation revenue because it has not participated in any successful sales or support effort for ROSS outside the Flying J network to date.

      The plaintiffs in this lawsuit seek compensatory and punitive damages and injunctive relief requiring Comdata to allow Comchek and FDIS (a data capture and reporting feature presently only processed through the Trendar point-of-sale system) transactions to be processed on ROSS and requiring Comdata to allow TCH transactions to be processed on the Trendar point-of-sale system. In addition, with respect to antitrust claims, the plaintiffs are seeking to be awarded three times their claimed actual damages. Comdata believes that the amount of actual damages that will be claimed by the plaintiffs will be in the range of $200 to $300 million prior to trebling. Comdata believes the plaintiffs’ claims are without merit and that the damage claims are grossly inflated, unsupported by the evidence and highly speculative. Comdata is contesting each of the claims asserted by the plaintiffs, and intends to continue to defend this matter vigorously.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On September 5, 2000, Ceridian issued a proxy statement notifying its shareholders of a special meeting to be held on October 5, 2000, to vote on a proposal to amend Ceridian’s restated certificate of incorporation, as amended, to effect a one-for-five reverse stock split. On October 5, 2000, the shareholders approved the amendment of Ceridian’s restated certificate of incorporation by a vote of 103,598,517 to 10,072,291 with 61,035 shares abstaining, and the reverse stock split was consummated on March 30, 2001.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
                   MATTERS

      Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ARB”. As of March 30, 2001, there were 29,163,942 shares outstanding (taking into account the effect of a one-for-five reverse stock split that was effected on March 30, 2001) and approximately 12,400 shareholders of record of Arbitron common stock.

      The following table sets forth the high and low sale prices of Ceridian common stock as reported on the NYSE Composite Tape for each quarterly period for the past two years ending December 31, 2000. These prices reflect the market value of Ceridian stock during the period in which both the human resource services division, human resource services and Comdata subsidiaries and radio audience measurement business were included within Ceridian (i.e., before the Spin-off), and therefore is not indicative of the past or future performance of Arbitron stock following the Spin-off.

2000	1Q	2Q	3Q	4Q	Full Year

High	23 1/4	26 7/16	29	29 3/16	29 3/16

Low	14 3/4	18 1/8	21 5/16	19 13/16	14 3/4

1999	1Q	2Q	3Q	4Q	Full Year

High	40 1/2	38 1/16	33 1/4	24	40 1/2

Low	33 1/4	30 7/16	24 3/4	16 5/8	16 5/8

      During the periods presented, Ceridian did not pay any dividends on its common stock. Arbitron’s new credit facility restricts the payment of dividends on its common stock.

      Until the market has fully evaluated the business of Arbitron without the human resource services business and the Comdata business, the price at which Arbitron’s common stock trades may fluctuate significantly. In transactions similar to the Spin-off, it is not unusual for a significant redistribution of shares to occur during the first few weeks or even months following completion of the transaction because of the differing objectives and strategies of investors, including mutual funds, that will find themselves holding Arbitron’s common stock, which is a company that is very different from Ceridian. The market may view Arbitron as a “new” company after the Spin-off, and due to its smaller size and focus, it may be the subject of different or less research analyst coverage. Sales of substantial amounts of Arbitron’s common stock in the public market following the Spin-off or the perception that any redistribution has not been completed could cause the market price of Arbitron’s common stock to decrease significantly.

      The transfer agent and registrar for the Arbitron common stock is The Bank of New York.

ITEM 6.    SELECTED HISTORICAL COMBINED FINANCIAL DATA

      The following table summarizes selected historical combined financial data for Arbitron. The statements of income data for the years ended December 31, 2000, 1999 and 1998 and the balance sheet data as of December 31, 2000 and 1999 set forth below are derived from audited combined financial statements of Arbitron included elsewhere in this Form 10-K. The statement of income data for the year ended December 31, 1997 and balance sheet data as of December 31, 1998, are derived from audited combined financial statements of Arbitron not included in this Form 10-K. The statements of income data for the year ended December 31, 1996 and the balance sheet data as of December 31, 1997 and 1996 set forth below are derived from unaudited combined financial statements of Arbitron not included in this Form 10-K.

      The summary historical combined financial data is not necessarily indicative of the results of operations or financial position that would have occurred if Arbitron had been a separate, independent company during the periods presented, nor is it indicative of its future performance. This historical data should be read together with the information under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Arbitron’s combined financial statements and related notes included in this Form 10-K.

	Years Ended December 31,

	2000	1999	1998	1997	1996

	(Dollars in thousands, except per share data)
Statement of Income Data:

Revenue	$206,791	$190,117	$173,805	$143,851	$133,675

Costs and expenses	135,373	126,982	119,778	104,763	90,638

Operating income	71,418	63,135	54,027	39,088	43,037

Equity in net income of affiliate	3,397	2,553	2,452	1,768	880

Income before income tax expense	74,815	65,688	56,479	40,856	43,917

Income tax expense	29,552	25,946	22,288	16,137	17,347

Net income	$45,263	$39,742	$34,191	$24,719	$26,570

Unaudited Pro Forma Net Income Per

Common Share Data (1):

Basic	$1.56	$1.37	$1.19	$0.79	$0.98

Diluted	$1.54	$1.34	$1.16	$0.77	$0.82

Weighted average common shares used in the calculation:

Basic	29,046	28,905	28,814	31,367	27,168

Diluted (2)	29,347	29,593	29,519	31,896	32,388

Balance Sheet Data:

Current assets	$60,344	$43,643	$42,241	$41,391	$35,400

Total assets	107,876	79,298	82,295	65,028	60,400

Divisional equity (deficit)	33,222	6,567	9,145	(777)	700

(1)	The computation of unaudited pro forma net income per common share data for the periods presented is based upon Ceridian’s historical weighted average number of shares of Ceridian common stock, adjusted for a reverse stock split of one-for-five, which was effective immediately after the Spin-off.
(2)	The diluted weighted average common shares assumes that all of Ceridian’s historical dilutive securities were converted into Arbitron securities.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with Arbitron’s combined financial statements and the notes related to those combined financial statements contained elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Arbitron’s actual results could differ materially from those anticipated by the forward-looking information due to competitive factors and other factors discussed under “Business Risks” and elsewhere in this Form 10-K.

Overview

      The combined financial statements of Arbitron reflect the combined financial position, results of operations and cash flows of The Arbitron Company, Tapscan Worldwide, and Northstar, each of which was a division of Ceridian, and CSW Research Limited and Ceridian Infotech (India) Private Limited, each of which was a wholly-owned subsidiary of Ceridian during the periods presented. The financial information included in this Form 10-K includes expenses related to certain centralized services provided by Ceridian during the periods presented. The expenses for these services have been allocated to Arbitron based on utilization of specific services or, where an estimate could not be determined, based on Arbitron’s revenues in proportion to Ceridian’s total revenues. Management believes these allocation methods provide a rational basis for allocation. However, the costs of these services and benefits charged to Arbitron are not necessarily indicative of the costs that would have been incurred if Arbitron had performed these services as a separate entity. Furthermore, in connection with the Spin-off, Arbitron entered into a $225 million bank credit facility and borrowed $200 million under this facility, which was used to satisfy a portion of Ceridian’s debt obligations with the remaining balance being available to Arbitron for working capital purposes. In connection with the Spin-off, Arbitron also issued seven-year secured notes with an aggregate principal amount of $50 million and used the proceeds to repay a portion of Ceridian’s debt obligations. Accordingly, following the Spin-off, the financial results of Arbitron are likely to be substantially different than results for periods prior to the Spin-off.

      Arbitron’s radio audience measurement business has generally accounted for a substantial portion of its revenue. In recent years, significant consolidation of radio station ownership has tended to intensify competition within the radio industry and to intensify competition between radio and other forms of media for advertising dollars. At the same time, audiences have become more fragmented as a result of the greatly increased programming choices and entertainment and media options. Consequently, the increased competition together with the desire for more complex information have driven demand by radio broadcasters, advertising agencies and advertisers for Arbitron’s audience measurement information. In addition, although radio industry consolidation has led to the increased concentration of Arbitron’s customer base, it has also contributed to an increase in the number of stations subscribing for the ratings service as well as increases in sales of Arbitron’s analytical software applications and other services.

      Arbitron recognizes revenue for products and services over the term of the license agreement as products and services are delivered. Direct costs associated with data collection and diary processing are expensed as incurred.

      Arbitron has presented pro forma net income per weighted average common share for all periods presented. The computation of pro forma net income per common share is based upon Ceridian’s historical weighted average number of shares of Ceridian common stock, adjusted for a reverse stock split of one-for-five, which was effected immediately after the Spin-off. The diluted weighted average common shares used in the computation assumes that all of Ceridian’s historical dilutive securities were converted into Arbitron securities. Arbitron has also presented EBITDA as supplemental information that management of Arbitron believes may be useful to some investors in evaluating Arbitron because it is widely used as a measure to evaluate a company’s operating performance before interest expense, as well as to evaluate its operating cash flow. Interest expense and income tax expense are added back to net income to arrive at EBIT. EBITDA is calculated by adding back to interest expense, income tax expense depreciation and amortization on property and equipment, amortization of goodwill and other tangible assets and asset impairment charges to net income. EBITDA should not be considered a substitute either for net income, as an indicator of Arbitron’s operating performance, or for cash flow, as a measure of Arbitron’s liquidity. In addition, because EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies.

Results of Operations

Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999

      The following table sets forth information with respect to the combined statements of income of Arbitron for the years ended December 31, 2000 and 1999 (dollars in millions, except pro forma share amounts).

Combined Statements of Operations
(Dollars in millions, except pro froma per share amounts)

					Percentage of
			Increase		Revenue

	2000	1999	Dollar	Percent	2000	1999

Revenue	$206.8	$190.1	$16.7	8.8%	100.0%	100.0%

Cost of revenue	75.7	73.5	2.2	3.0%	36.6%	38.7%

Selling, general and administrative	45.7	38.7	7.0	18.1%	22.0%	20.4%

Research and development	14.0	13.0	1.0	7.7%	6.8%	6.8%

Asset impairment	—	1.8	(1.8)	(100.0%)	0.0%	0.9%

Total costs and expenses	135.4	127.0	8.4	6.6%	65.4%	66.8%

Operating income	71.4	63.1	8.3	13.2%	34.6%	33.2%

Equity in net income of affiliate	3.4	2.5	0.9	—	1.6%	1.3%

Income before income tax expense	74.8	65.6	9.2	14.0%	36.2%	34.5%

Income tax expense	29.5	25.9	3.6	13.9%	14.3%	13.6%

Net income	$45.3	$39.7	$5.6	14.1%	21.9%	20.9%

Pro forma net income per weighted average common share:

Basic	$1.56	$1.37	$0.19	13.9%

Diluted	$1.54	$1.34	$0.20	14.9%

Other data:

EBITDA	$79.1	$72.0	$7.1	9.9%	38.2%	37.9%

      Revenue. Revenue increased 8.8% from $190.1 million in 1999 to $206.8 million in 2000. Approximately 66% of the increase is related to an increase in the ratings subscriber base and escalations in multi-year customer contracts and contract renewals. Additionally, analytical software applications contributed approximately 23% of the increase, with the remaining growth being mainly attributable to qualitative services.

      Cost of Revenue. Cost of revenue increased 3.0% from $73.5 million in 1999 to $75.7 million in 2000 but decreased as a percentage of revenue from 38.7% in 1999 to 36.6% in 2000. The dollar increase is largely attributable to royalties paid to the Scarborough Research Partnership (Scarborough) for revenue related to Scarborough’s qualitative services ($2.0 million). The remaining increase in costs is primarily associated with diary data collection and processing.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 18.1% from $38.7 million in 1999 to $45.7 million in 2000 and increased as a percentage of revenue from 20.4% in 1999 to 22.0% in 2000. The increase in dollar amount is attributable to certain variable costs, including selling commissions ($2.5 million) and other sales and marketing expenses.

      Research and Development Costs. Research and development costs increased 7.7% from $13.0 million in 1999 to $14.0 million in 2000 and remained relatively consistent as a percentage of revenue. These increases are related to increased spending on new product development, primarily related to the development of the Portable People Meter (PPM), an electronic data collection technology.

      Operating Income. Operating income increased 13.2% from $63.1 million in 1999 to $71.4 million in 2000. Operating margin increased from 33.2% in 1999 to 34.6% in 2000. These fluctuations are attributed primarily to the 8.8% increase in revenue while the cost of revenue increased 3.0%.

      Equity in Net Income of Affiliate. Equity in net income of affiliate increased from $2.5 million in 1999 to income of $3.4 million in 2000. The increase is attributed to the growth in revenue and net income of Scarborough.

      Income Tax Expense. Income tax expense increased 13.9% from $25.9 million in 1999 to $29.5 million in 2000. Arbitron’s effective tax rate was 39.5% for both 1999 and 2000.

      Net Income. Net income increased 14.1% from $39.7 million in 1999 to $45.3 million in 2000 as a result of the factors discussed above.

      EBITDA. EBITDA increased 9.9% from $72.0 million in 1999 to $79.1 million in 2000 as a result of an increase in income before income tax expense.

Comparison of Year Ended December 31, 1999 to Year Ended December 31, 1998

      The following table sets forth information with respect to the combined statements of income of Arbitron for the years ended December 31, 1999 and 1998 (dollars in millions, except pro forma share amounts).

					Percentage of
			Increase		Revenue

	1999	1998	Dollar	Percent	1999	1998

Revenue	$190.1	$173.8	$16.3	9.4%	100.0%	100.0%

Cost of revenue	73.5	69.5	4.0	5.8%	38.7%	40.0%

Selling, general and administrative	38.7	39.5	(0.8)	(2.0%)	20.4%	22.7%

Research and development	13.0	10.8	2.2	20.4%	6.8%	6.2%

Asset impairment	1.8	—	1.8	100.0%	0.9%	0.0%

Total costs and expenses	127.0	119.8	7.2	6.0%	66.8%	68.9%

Operating income	63.1	54.0	9.1	16.9%	33.2%	31.1%

Equity in net income of affiliate	2.5	2.5	—	—	1.3%	1.4%

Income before income tax expense	65.6	56.5	9.1	16.1%	34.5%	32.5%

Income tax expense	25.9	22.3	3.6	16.1%	13.6%	12.8%

Net income	$39.7	$34.2	$5.5	16.1%	20.9%	19.7%

Pro forma net income per weighted average common share:

Basic	$1.37	$1.19	$0.18	15.1%

Diluted	$1.34	$1.16	$0.18	15.5%

Other data:

EBITDA	$72.0	$60.9	$11.1	18.2%	37.9%	35.0%

      Revenue. Revenue increased 9.4% from $173.8 million in 1998 to $190.1 million in 1999. Approximately 50% of the increase is related to an increase in the ratings subscriber base and escalations in multi-year customer contracts and contract renewals. Arbitron’s acquisition of the radio station, advertiser/agency and international assets of Tapscan, Incorporated in May 1998 resulted in a full year of revenue in 1999 compared to a partial year in 1998, which contributed approximately 22% of Arbitron’s 1999 growth in revenue.

      Cost of Revenue. Cost of revenue increased 5.8% from $69.5 million in 1998 to $73.5 million in 1999 but decreased as a percentage of revenue from 40.0% in 1998 to 38.7% in 1999. The dollar increase is primarily attributed to increases in costs associated with diary data collection and processing.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 2.0% from $39.5 million in 1998 to $38.7 million in 1999 and decreased as a percentage of revenue from 22.7% in 1998 to 20.4% in 1999. These variances are primarily attributable to reduced costs associated with selling commissions.

      Research and Development Costs. Research and development costs increased 20.4% from $10.8 million in 1998 to $13.0 million in 1999 and increased as a percentage of revenue from 6.2% in 1998 to 6.8% in 1999. These increases are related to increased spending on new product development, primarily related to the development of the Portable People Meter. The Portable People Meter was field tested in the United Kingdom during 1999.

      Asset Impairment Charges. Asset impairment charges, which represented 0.9% of revenue in 1999 related to Arbitron’s non-cash charge to write-off the book value of purchased software related to a system for processing radio listener diary data that was not being used.

      Operating Income. Operating income increased 16.9% from $54.0 million in 1998 to $63.1 million in 1999. Operating margin increased from 31.1% in 1998 to 33.2% in 1999. These fluctuations are attributed primarily to the 9.4% increase in revenue while the cost of revenue increased 5.8%.

      Equity in Net Income of Affiliate. Equity in net income of affiliate remained relatively consistent from 1998 to 1999.

      Income Tax Expense. Income tax expense increased 16.1% from $22.3 million in 1998 to $25.9 million in 1999. Arbitron’s effective tax rate was 39.5% for both 1999 and 1998.

      Net Income. Net income increased 16.1% from $34.2 million in 1998 to $39.7 million in 1999 as a result of the factors discussed above.

      EBITDA. EBITDA increased 18.2% from $60.9 million in 1998 to $72.0 million in 1999 primarily as a result of the increase in income before income tax expense.

Liquidity and Capital Resources

      Prior to the Spin-off, Arbitron participated in Ceridian’s centralized cash management system to finance its operations. Cash deposits from the majority of Arbitron’s operations were transferred to Ceridian on a daily basis and Arbitron’s cash disbursements were funded by Ceridian from the centralized cash management system. This cash management process resulted in net distributions to Ceridian during the years ended December 31, 2000, 1999 and 1998 of $47.8 million, $42.2 million and $24.3 million, respectively. Accordingly, Arbitron’s net change in cash is not indicative of its liquidity or cash flow. Arbitron’s cash flow from operating activities was $51.1 million, $46.0 million and $40.9 million, respectively, during the corresponding periods.

      Arbitron’s business is not capital intensive and, accordingly, cash used in investing activities has not been significant with the exception of business acquisitions. Additions to property and equipment during the years ended December 31, 2000, 1999 and 1998 were $2.0 million, $2.5 million and $4.0 million, respectively.

      On January 31, 2001, Arbitron entered into a $225 million five-year revolving credit agreement with a consortium of banks (“Credit Facility”). In connection with the Spin-off, $200 million was drawn on the facility and distributed to Ceridian.

      The Credit Facility has two borrowing options, a Eurodollar rate option or a base rate option, as defined in the agreement. Under the Eurodollar option, Arbitron may elect interest periods of one, two, three or six months at the inception date and each renewal date. Borrowings under the Eurodollar option bear interest at the London Interbank Offered Rate (LIBOR) plus a margin of 2.00 % to 2.75%. Borrowings under the base rate option bear interest at the higher of the lead lender’s prime rate or the Federal Funds rate plus 50 basis points, plus a margin of .50% to 1.25%. The specific margins, under both options, will be determined based on Arbitron’s ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio), and will be adjusted every ninety days. The agreement contains a commitment fee provision whereby Arbitron will be charged a fee based on the unused portion of the facility. Under the terms of the Credit Facility, Arbitron is required to maintain certain other financial ratios, in addition to the leverage ratio, and meet other financial conditions. The agreement restricts, among other things, Arbitron’s ability to sell assets, incur additional indebtedness, grant or incur liens on its assets, repay indebtedness, pay dividends, make investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations.

      Upon consummation of the Spin-off, Arbitron issued $50 million of senior secured notes due January 31, 2008. In connection with the Spin-off, Arbitron distributed the $50 million of note proceeds to Ceridian. The notes bear interest at a fixed rate of 9.96%.

      The Company has hedged its variable rate debt as indicated below under Item 7A.

      Arbitron expects that cash flow generated from operations and available borrowings from its bank credit facility, if any, will be sufficient to support its operations.

Seasonality

      Arbitron recognizes revenue for products and services over the terms of license agreements as products and services are delivered, and expenses are recognized as incurred. Arbitron gathers radio-listening data in approximately 283 United States local markets. All markets are measured at least twice per year (April, May, June, “Spring Survey,” and October, November, December, “Fall Survey”). In addition, all major markets are measured two additional times per year (January, February, March, “Winter Survey,” and July, August, September “Summer Survey”). Arbitron’s revenue is generally higher in the first and third quarters as the result of the delivery of the Fall Survey and Spring Survey, respectively, to all markets compared to revenue in the second and fourth quarters when delivery of the Winter Survey and Summer Survey, respectively, is only delivered to major markets. Arbitron’s expenses are generally higher in the second and fourth quarters as the “Spring Survey” and “Fall Survey” are being conducted.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Risk

      Following the Spin-off, Arbitron will have market risk with respect to changes in interest rates. Immediately following the Spin-off, Arbitron expects to have $200 million in floating rate debt outstanding under its bank credit facility. Borrowings under the facility will bear interest at LIBOR or the lender’s base rate plus an applicable margin, as defined, between 2.0% and 2.75%.

      Arbitron entered into an interest rate swap contract on March 19, 2001 to hedge against rate fluctuations relating to its variable rate debt. The contract’s notional amount is $200,000 at inception, and declines each quarter over the life of the contract in proportion to Arbitron’s estimated outstanding balance on its revolving credit agreement. Under the terms of the contract, Arbitron will pay a fixed rate of 5.02% and receive LIBOR, which resets every 90 days. The contract matures on March 31, 2005. As a result, Arbitron will be protected from interest rate changes. However, Arbitron will be exposed to certain risks associated with hedge agreements.

Foreign Currency Risk

      Arbitron’s foreign operations are not significant at this time, and, therefore, Arbitron’s exposure to foreign currency risk is negligible.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The report of independent auditors and financial statements are set forth below (see Item 14(a) for list of financial statements and financial statement schedules):

ARBITRON

Independent Auditors’ Report

The Board of Directors
Ceridian Corporation:

      We have audited the accompanying combined financial statements of Arbitron (the “Company” as defined in note 2 to the combined financial statements), a division of Ceridian Corporation, as listed in the accompanying index. In connection with our audits of the combined financial statements, we have also audited the combined financial statement schedule listed under Item 14(a)(2). These combined financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements and financial statement schedule based on our audits.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Arbitron as of December 31, 2000 and 1999, and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related combined financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Baltimore, Maryland
February 9, 2001

ARBITRON
(As defined in note 2 to the combined financial statements)
Combined Balance Sheets
December 31, 2000 and 1999
(Dollars in thousands)

	2000	1999

Assets

Current assets:

Cash	$3,540	$2,255

Trade accounts receivable, net of allowance for doubtful accounts of $1,076 in 2000 and $1,468 in 1999	19,017	18,646

Deferred tax assets	34,731	21,426

Prepaid expenses and other current assets	3,056	1,316

Total current assets	60,344	43,643

Investments in affiliates	10,262	9,740

Property and equipment, net	4,844	4,824

Goodwill and other intangibles, net	13,849	16,244

Deferred tax assets	16,346	1,016

Other noncurrent assets	2,231	3,831

Total assets	$107,876	$79,298

Liabilities and Divisional Equity

Current liabilities:

Trade accounts payable	$8,758	$6,325

Accrued expenses and other current liabilities	15,543	14,168

Deferred revenue	47,833	44,285

Total current liabilities	72,134	64,778

Other noncurrent liabilities	2,520	7,953

Total liabilities	74,654	72,731

Divisional equity:

Net investment of Ceridian Corporation	33,361	6,464

Accumulated other comprehensive income (loss)	(139)	103

Total divisional equity	33,222	6,567

Total liabilities and divisional equity	$107,876	$79,298

               See notes to combined financial statements.

ARBITRON
(As defined in note 2 to the combined financial statements)
Combined Statements of Income
Years ended December 31, 2000, 1999, and 1998
(Dollars in thousands, except per share data)

	2000	1999	1998

Revenue	$206,791	$190,117	$173,805

Costs and expenses:

Cost of revenue	75,694	73,476	69,522

Selling, general and administrative	45,641	38,722	39,435

Research and development	14,038	12,936	10,821

Asset impairment charge	—	1,848	—

Total costs and expenses	135,373	126,982	119,778

Operating income before equity in net income of affiliate and income tax expense	71,418	63,135	54,027

Equity in net income of affiliate	3,397	2,553	2,452

Income before income tax expense	74,815	65,688	56,479

Income tax expense	29,552	25,946	22,288

Net income	$45,263	$39,742	$34,191

Unaudited pro forma net income per common share:

Basic	$1.56	$1.37	$1.19

Diluted	$1.54	$1.34	$1.16

Shares used in calculations:

Basic weighted average common shares	29,046	28,905	28,814

Potentially dilutive securities	301	688	705

Diluted weighted average common shares	29,347	29,593	29,519

              See notes to combined financial statements.

ARBITRON
(As defined in note 2 to the combined financial statements)
Combined Statements of Changes in Divisional Equity (Deficit) and Comprehensive Income
Years ended December 31, 2000, 1999, and 1998
(Dollars in thousands)

	Net	Accumulated	Total
	Investment	other	divisional
	of Ceridian	comprehensive	equity	Comprehensive
	Corporation	income (loss)	(deficit)	income

Balance at December 31, 1997	$(966)	$189	$(777)

Net income	34,191	—	34,191	$34,191

Distributions to Ceridian Corporation, net	(24,280)	—	(24,280)

Comprehensive income :

Net change in foreign currency translation adjustment	—	13	13	13

Pension liability change	—	(2)	(2)	(2)

Total comprehensive income				$34,202

Balance at December 31, 1998	8,945	200	9,145

Net income	39,742	—	39,742	$39,742

Distributions to Ceridian Corporation, net	(42,223)	—	(42,223)

Comprehensive income :

Net change in foreign currency translation adjustment	—	(79)	(79)	(79)

Pension liability change	—	(18)	(18)	(18)

Total comprehensive income				$39,645

Balance at December 31, 1999	6,464	103	6,567

Net income	45,263	—	45,263	$45,263

Distributions to Ceridian Corporation, net	(18,366)	—	(18,366)

Comprehensive income :

Net change in foreign currency translation adjustment	—	(272)	(272)	(272)

Pension liability change	—	30	30	30

Total comprehensive income				$45,021

Balance at December 31, 2000	$33,361	$(139)	$33,222

              See notes to combined financial statements.

ARBITRON
(As defined in note 2 to the combined financial statements)
Combined Statements of Cash Flows
Years ended December 31, 2000, 1999 and 1998
(Dollars in thousands)

	2000	1999	1998

Cash flows from operating activities:

Net income	$45,263	$39,742	$34,191

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization of property and equipment	1,884	2,130	2,721

Other amortization	2,395	2,394	1,711

(Gain) loss on disposals of property and equipment	(13)	119	(532)

Asset impairment charge	—	1,848	—

Deferred income taxes	765	(1,563)	(1,394)

Equity in net income of affiliate	(3,397)	(2,553)	(2,452)

Distributions from affiliate	2,875	3,276	2,750

Bad debt (recoveries) expense	(134)	144	671

Changes in operating assets and liabilities, net of effects of purchase acquisition:

Trade accounts receivable	(491)	71	(418)

Prepaid expenses and other assets	(156)	(263)	163

Trade accounts payable	2,532	(317)	(542)

Accrued expenses and other current liabilities	1,472	(2,319)	2,794

Deferred revenue	3,563	3,834	3,815

Other noncurrent liabilities	(5,417)	(528)	(2,587)

Net cash provided by operating activities	51,141	46,015	40,891

Cash flows from investing activities:

Additions to property and equipment	(1,960)	(2,502)	(3,981)

Business acquisitions, net of cash acquired	—	(1,186)	(14,000)

Proceeds from disposals of property and equipment	16	61	1,881

Purchase of equity interest in affiliate	—	—	(500)

Net cash used in investing activities	(1,944)	(3,627)	(16,600)

Cash flows from financing activities -

Net cash distributions to Ceridian Corporation	(47,766)	(42,223)	(24,280)

Effect of exchange rate changes on cash	(146)	(26)	(15)

Net increase (decrease) in cash	1,285	139	(4)

Cash at beginning of year	2,255	2,116	2,120

Cash at end of year	$3,540	$2,255	$2,116

     See notes to combined financial statements.

ARBITRON
(As defined in note 2 to the combined financial statements)
Notes to Combined Financial Statements
(Dollars in thousands, except per share data)

1.     Basis of Presentation and Nature of the Business

Presentation

      On March 30, 2001, Ceridian Corporation (“Ceridian”) will separate into two independent, publicly traded companies — New Ceridian Corporation (“New Ceridian”) and Arbitron Inc. (“Arbitron” or the “Company”). The separation will be accomplished through a tax-free spin-off to the shareholders of Ceridian (the “Spin-off”) of all of the shares of common stock of a newly formed, wholly owned subsidiary corporation (New Ceridian). In connection with the Spin-off, Ceridian will complete an internal reorganization so that the business of New Ceridian consists solely of the business of Ceridian’s human resource service division and subsidiaries and Comdata subsidiaries (the “New Ceridian Business”) and the business of Ceridian consists solely of the media information division and subsidiaries (the “Arbitron Business”). In addition, at the time of the Spin-off, Ceridian will be renamed “Arbitron Inc.” and New Ceridian will be renamed “Ceridian Corporation.” Shares of common stock of Ceridian represent a continuing interest in the Arbitron Business.

      For purposes of, among other things, governing certain of the ongoing relations between New Ceridian and Arbitron as a result of the Spin-off, as well as to allocate certain tax, employee benefit and other liabilities arising prior to the Spin-off, the companies will enter into various agreements, including a Distribution Agreement, Personnel Agreement, Tax Matters Agreement, Transition Services Agreement and Sublease Agreement.

      In general, pursuant to the terms of the Distribution Agreement, all assets of Ceridian prior to the date of the Spin-off, other than those specifically relating to the Arbitron Business, will become assets of New Ceridian. The Distribution Agreement also provides for assumptions of liabilities and cross-indemnities designed to allocate generally, effective as of the date of the Spin-off, financial responsibility for all liabilities arising out of or in connection with the New Ceridian Business to New Ceridian and all liabilities arising out of or in connection with the Arbitron Business to Arbitron. In addition, New Ceridian will indemnify Arbitron for liabilities relating to past divestitures made by Ceridian to the extent these divestitures relate to all businesses other than the business of Arbitron and for liabilities relating to some of the litigation in which Ceridian is involved or its subsidiaries are involved. New Ceridian will also be liable for any claims arising from or based upon “controlling person” liability relating to the registration statement on Form 10 filed with the SEC by New Ceridian other than liabilities, if any, relating to material misstatements or omissions pertaining to the Arbitron Business, which liabilities will remain liabilities of Arbitron. Liabilities contemplated under the Distribution Agreement have been included in the combined financial statements of Arbitron as of December 31, 2000 and 1999, except as otherwise disclosed.

      On January 31, 2001, in connection with completion of the Spin-off, Arbitron entered into a bank credit facility for $225,000 of financing. Proceeds of $200,000 will be used to satisfy debt obligations of Ceridian with the remaining balance being available to Arbitron for working capital purposes. Arbitron will also issue senior secured notes with an aggregate principal amount of $50,000 and distributed the proceeds realized from that issuance to New Ceridian to satisfy $50,000 of Ceridian’s debt obligations (see Note 18).

      Prior to the date of the Spin-off, New Ceridian and Arbitron will enter into a Personnel Agreement to set forth the manner in which assets and liabilities under Ceridian’s employee benefit plans and other employee related liabilities will be divided between them. In general, New Ceridian is responsible for compensation and employee benefits relating to New Ceridian’s current employees and Ceridian’s former employees and Arbitron is responsible for compensation and employee benefits relating to its current employees. The Personnel Agreement also provides that substantially all unexercised Ceridian stock options outstanding at the date of the Spin-off will become options to purchase Arbitron common stock or options to purchase New Ceridian common stock. Ceridian stock options held by Arbitron employees, regardless of whether the options are vested or unvested, remain options to purchase

ARBITRON
(As defined in note 2 to the combined financial statements)
Notes to Combined Financial Statements — (Continued)
(Dollars in thousands, except per share data)

Arbitron common stock. The number of shares and exercise price will be adjusted to reflect the effect of the Spin-off and a reverse stock split. The options will otherwise continue to be and become exercisable on substantially the same terms and conditions set forth in the original Ceridian benefit plans. Ceridian stock options held by New Ceridian employees and consultants, regardless of whether the options are vested or unvested, will be converted into options to purchase New Ceridian common stock. The value of replacement awards will preserve, as closely as possible, the intrinsic value of awards that existed prior to the Spin-off.

      Due to the relative significance of New Ceridian as compared to Arbitron, the transaction will be accounted for as a reverse Spin-off, with New Ceridian treated as the accounting successor to Ceridian for financial reporting purposes.

Nature of the Business

      Arbitron is an international media and marketing research firm serving radio and other broadcasters, cable companies, advertisers and advertising agencies in the United States and Europe.

      Arbitron currently has four core businesses: measuring radio audiences in local markets across the United States; surveying the retail, media and product patterns of local market consumers; providing application software used for accessing and analyzing media audience and marketing information data; and providing survey research services to the cable, broadcast television, magazine, newspaper and online industries.

2.     Summary of Significant Accounting Policies

Basis of Combination

      The combined financial statements of Arbitron reflect the combined financial position, results of operations and cash flows of The Arbitron Company, Tapscan Worldwide, and Northstar, each of which is a division of Ceridian, and CSW Research Limited and Ceridian Infotech (India) Private Limited, each of which is a wholly owned subsidiary of Ceridian. These combined financial statements include allocations of certain Ceridian corporate assets, liabilities and expenses relating to Arbitron (see note 14). The financial information included herein may not necessarily reflect the financial position, results of operations and cash flows of Arbitron in the future or what they would have been had it been operated as a separate, stand-alone entity during the periods presented.

Revenue Recognition

      Syndicated or recurring products and services are licensed on a contractual basis. Revenues for such products and services are recognized over the term of the license agreement as products or services are delivered. Customer billings in advance of delivery are recorded as deferred revenue in the accompanying combined balance sheets. Included in deferred revenue as of December 31, 2000 and 1999 are $47,833 and $44,285, respectively, primarily related to the Fall 2000 and 1999 quantitative radio measurement surveys that were recognized as income in 2001 and 2000, respectively, when the market surveys were delivered to the customers.

ARBITRON
(As defined in note 2 to the combined financial statements)
Notes to Combined Financial Statements — (Continued)
(Dollars in thousands, except per share data)

Expense Recognition

      Direct costs associated with the Company’s data collection and diary processing are recognized when incurred and are included in cost of revenue. Research and development expenses consist primarily of expenses associated with the development of new products and are expensed as incurred.

Property and Equipment

      Property and equipment are recorded at cost and depreciated or amortized generally using the straight-line method over their estimated useful lives of the assets, which are as follows:

Computer equipment	3 years

Purchased software and development costs	3 — 5 years

Leasehold improvements	5 years or life of lease

Machinery, furniture and fixtures	3 — 6 years

      Repairs and maintenance are charged to expense as incurred. Gains and losses on dispositions are included in the combined results of operations at the date of disposal.

Impairment of Long-Lived Assets

      The recoverability of long-lived assets is assessed whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable through future undiscounted cash flows expected to be generated by the asset. If such assets are deemed to be impaired, the impairment is measured by determining the amount by which the carrying value of an asset exceeds its estimated fair value.

Investments in Affiliates

      Investments in affiliates are accounted for using the equity method where the Company has an ownership interest of 50 percent or less and the ability to exercise significant influence or has a majority ownership interest but does not have the ability to exercise effective control. Investments in affiliates of less than 20 percent where the Company does not have the ability to exercise significant influence are accounted for using the cost method.

Goodwill and Other Intangibles

      Goodwill, which represents the excess purchase price over the fair value of net assets of businesses acquired, is amortized using the straight-line method over the periods expected to be benefited not to exceed forty years. Other intangible assets represents amounts assigned to intangible assets at the time of a purchase acquisition and includes such items as technology and other rights. Such costs are amortized on a straight-line basis over periods ranging up to ten years. The Company assesses the recoverability of goodwill and other intangibles by determining whether amortization of the capitalized asset over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. Impairment, if any, is measured by determining the amount by which the carrying value of the goodwill or other intangibles exceeds their fair value based upon discounted future cash flows.

ARBITRON
(As defined in note 2 to the combined financial statements)
Notes to Combined Financial Statements — (Continued)
(Dollars in thousands, except per share data)

Income Taxes

      Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

Stock-Based Compensation

      The Company accounts for stock based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Therefore, compensation expense is not recorded with respect to Ceridian’s fixed stock options, since the exercise price is set at the market price on the date of grant, or for Ceridian’s employee stock purchase plans. Compensation expense for outstanding restricted stock awards, none of which is performance-based, is recognized by charging the fair value of the award at the time of grant to operations ratably over the vesting period. Grants of stock options to consultants or independent contractors, none of which have been made to date, are accounted for under the fair value method. The Company also reports under the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation.

Pro Forma Net Income Per Common Share (Unaudited)

      The computation of pro forma basic net income per common share for the periods presented is based upon Ceridian’s historical weighted average number of shares of Ceridian common stock outstanding. The computation of pro forma diluted net income per common share is calculated by dividing net income by the sum of Ceridian’s historical weighted average common shares outstanding and potentially dilutive Ceridian securities. Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all Ceridian stock options are used to repurchase Ceridian’s common stock at the average market price for the period. Options shares totaling 1,149,481, 169,800 and 68,200 for 2000, 1999 and 1998, respectively, were not included in the computation of diluted net income per common share because the options’ exercise prices were greater than the average market price of Ceridian’s common stock. The impact of potentially dilutive securities on diluted net income per common share assumes that all of Ceridian’s historical dilutive securities will be converted into Arbitron securities.

      In November 2000, Ceridian’s board of directors approved a one-for-five reverse stock split for Arbitron Inc. common stock, which will be effective immediately after the Spin-off. Pro forma net income per common share and weighted average common shares outstanding included in the accompanying combined financial statements and related notes have been adjusted to reflect this stock split.

Translation of Foreign Currencies

      Financial statements of foreign subsidiaries are translated into United States dollars at current rates at the end of the period except that revenue and expenses are translated at average current exchange rates during each reporting period. Net exchange gains or losses and the effect of exchange rate changes on intercompany transactions of a long-term nature are accumulated and charged directly to a separate component of other comprehensive income in divisional equity. Gains and losses from translation of assets and liabilities denominated in other than the functional currency of the operation are recorded in income as incurred.

ARBITRON
(As defined in note 2 to the combined financial statements)
Notes to Combined Financial Statements — (Continued)
(Dollars in thousands, except per share data)

Fair Values of Financial Instruments

      Fair values of financial instruments, such as trade accounts receivable and trade accounts payable, approximate carrying values because of the short-term nature of these items.

Advertising Expense

      The Company recognizes advertising expense the first time advertising takes place. Advertising expense for the years ended December 31, 2000, 1999 and 1998 was $1,327, $1,278 and $1,667, respectively.

Software and Development Costs

      The Company capitalizes purchased software which is ready for service, and development costs incurred from the time of technological feasibility until the software is ready for use. Capitalized costs are amortized using the straight-line method over three to five years, but not exceeding the expected life of the software. Computer software maintenance costs are expensed as incurred.

Accounting Estimates

      The preparation of the combined financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

      Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activity (as amended by SFAS No. 138 with respect to certain interpretations) will be effective for the Company in January 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. These fair value adjustments are to be included either in the determination of net income or as a component of other comprehensive income, depending on the nature of the transaction. The Company estimates that the initial adoption of SFAS No. 133 as amended, will not have a material impact on the Company’s combined financial statements.

3.    Purchase Acquisition

      Effective May 1, 1998, Ceridian purchased certain assets and assumed certain liabilities of Tapscan, Incorporated, a developer of software for broadcasters, agencies and advertisers, to be associated with its Arbitron operations (“Tapscan Worldwide”). The excess of the purchase price over the net tangible assets acquired of $16,900, was allocated to goodwill and other intangible assets, and is being amortized using the straight-line method over periods up to 10 years. The results of Tapscan Worldwide since May 1, 1998 are included in the Company’s combined statements of income.

ARBITRON
(As defined in note 2 to the combined financial statements)
Notes to Combined Financial Statements — (Continued)
(Dollars in thousands, except per share data)

4.    Property and Equipment

      Property and equipment at December 31, 2000 and 1999 consist of the following:

	2000	1999

Computer equipment	$7,836	$7,592

Purchased software and development costs	4,169	4,154

Leasehold improvements	5,521	5,112

Machinery, furniture and fixtures	2,374	2,339

	19,900	19,197

Accumulated depreciation	(15,056)	(14,373)

Property and equipment, net	$4,844	$4,824

      Depreciation and amortization expense for 2000, 1999 and 1998 was $1,884, $2,130 and $2,721, respectively.

5.    Goodwill and Other Intangibles

      Goodwill and other intangibles at December 31, 2000 and 1999 consist of the following:

	2000	1999

Goodwill	$16,779	$16,779

Accumulated amortization	(4,619)	(2,941)

	12,160	13,838

Other intangibles	3,600	3,600

Accumulated amortization	(1,911)	(1,194)

	1,689	2,406

Goodwill and other intangibles, net	$13,849	$16,244

      Amortization expense for 2000, 1999 and 1998 was $2,395, $2,394 and $1,711, respectively.

6.    Investments in Affiliates

      Investments in affiliates at December 31, 2000 and 1999 consist of the Company’s 50.5 percent interest in Scarborough Research Group (a Partnership) (“Scarborough”), a syndicated, qualitative local market research partnership, accounted for using the equity method of accounting, and a six percent ownership interest in a research consulting services firm held since March 1997, accounted for using the cost method of accounting.

ARBITRON
(As defined in note 2 to the combined financial statements)
Notes to Combined Financial Statements — (Continued)
(Dollars in thousands, except per share data)

      Under the Scarborough partnership agreement, the Company has the exclusive right to license Scarborough’s base product to radio stations and pays a royalty fee to Scarborough based on a fixed percentage of revenues. Royalties of approximately $11,800, $9,800 and $8,700 for 2000, 1999 and 1998, respectively, are included in cost of revenue in the Company’s combined statements of income. Accrued royalties due to Scarborough as of December 31, 2000 and 1999 of $1,330 and $1,531, respectively, are included in accrued expenses and other current liabilities.

      Revenue of Scarborough was $35,881, $31,187 and $27,614 in 2000, 1999 and 1998, respectively. The Company’s equity in net income of Scarborough was $3,397, $2,553 and $2,452 in 2000, 1999 and 1998, respectively. The Company received dividends from Scarborough in 2000, 1999 and 1998 of $2,875, $3,276 and $2,750, respectively.

7.    Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities at December 31, 2000 and 1999 consist of the following:

	2000	1999

Employee compensation and benefits	$7,437	$6,884

Royalties due to Scarborough	1,330	1,531

Insurance	1,685	2,006

Sales and value added taxes	387	2,466

Other	4,704	1,281

	$15,543	$14,168

8.    Other Noncurrent Liabilities

      Other noncurrent liabilities at December 31, 2000 and 1999 consist of the following:

	2000	1999

Employee benefit obligations	$1,800	$2,547

Other	720	5,406

	$2,520	$7,953

9.    Lease Commitments

      Arbitron conducts all of its operations in leased facilities and leases certain equipment, for which Ceridian or Arbitron have minimum lease obligations under noncancelable operating leases. Certain of these leases contain rent escalations based on specified percentages. Most of the leases contain renewal options and require payments for taxes, insurance and maintenance. Rent expense is charged to operations as incurred except for escalating rents, which are charged to operations on a straight line basis over the life of the lease. Rent expense was $7,223, $6,759 and $6,677 in 2000, 1999 and 1998, respectively.

ARBITRON
(As defined in note 2 to the combined financial statements)
Notes to Combined Financial Statements — (Continued)
(Dollars in thousands, except per share data)

      Future minimum lease commitments, related to the Company, under noncancelable operating leases having an initial term of more than one year, are as follows:

2001	$5,771

2002	4,711

2003	3,494

2004	4,304

2005	1,058

Thereafter	804

10.     Asset Impairment Charge

      In December 1999, the Company recorded a non-cash charge of $1,848 to write-off the book value of certain purchased software related to a system for processing radio listener diary data. After certain testing of the purchased software, it was determined that the software did not perform as anticipated. Management decided to abandon the application.

11.     Income Taxes

      The provision for income taxes is based on income recognized for combined financial statement purposes and includes the effects of temporary differences between such income and that recognized for tax return purposes. Ceridian and its eligible subsidiaries file a consolidated United States federal income tax return. Arbitron is a division included in Ceridian’s federal and state income tax returns. The combined financial statements presented here treat Arbitron as if it were a separate stand-alone entity. Ceridian’s net operating loss and tax credit carryforwards, if any, will become the assets of Arbitron at the time of Spin-off. Deferred tax assets at December 31, 2000 include $29,400 representing the income tax effects of estimated net operating loss carryforwards expected to be used by Arbitron in 2001 during the period before the Spin-off and the estimated tax credits and net operating loss remaining with Arbitron after the Spin-off. Such amounts were allocated to Arbitron by Ceridian as of December 31, 2000 and have been reflected as a capital contribution.

      The components of income before income tax expense and income tax expense and a reconciliation of the statutory federal income tax rate to the income tax rate on income before income tax expense for the years ended December 31, 2000, 1999 and 1998 are as follows:

ARBITRON
(As defined in note 2 to the combined financial statements)
Notes to Combined Financial Statements — (Continued)
(Dollars in thousands, except per share data)

	2000	1999	1998

Income before income tax expense:

U.S	$75,718	$66,156	$56,397

International	(903)	(468)	82

Total	$74,815	$65,688	$56,479

Income tax expense (benefit):

Current:

U.S	$24,333	$23,289	$20,049

State and other	4,454	4,220	3,633

	28,787	27,509	23,682

Deferred:

U.S	690	(1,385)	(1,235)

State and other	75	(178)	(159)

Total	765	(1,563)	(1,394)

	$29,552	$25,946	$22,288

U.S. statutory rate	35%	35%	35%

Income tax expense at U.S. statutory rate	$26,185	$22,991	$19,768

State income taxes, net of federal benefit	2,944	2,627	2,258

Meals and entertainment	463	204	187

Goodwill	122	122	122

Other	(162)	2	(47)

Income tax expense	$29,552	$25,946	$22,288

Effective tax rate	39.5%	39.5%	39.5%

ARBITRON
(As defined in note 2 to the combined financial statements)
Notes to Combined Financial Statements — (Continued)
(Dollars in thousands, except per share data)

      Temporary differences and the resulting deferred income tax assets at December 31, 2000 and 1999 are as follows:

	2000	1999

Deferred revenue	$17,668	$16,356

Net operating loss carryforwards	14,709	—

Tax credit carryforwards	14,691	—

Accruals	2,090	4,403

Depreciation	1,104	1,022

Other	815	661

	$51,077	$22,442

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which the temporary differences become deductible and before tax credits or net operating loss carryforwards expire. Management considered historical results of Arbitron during the previous three years and projected future income and determined no valuation allowance was required at December 31, 2000 and 1999.

12.     Retirement Plans

Pension Benefits

      Arbitron’s United States employees have participated in a defined benefit pension plan maintained by Ceridian that closed to new participants effective January 1, 1995. Assets of the plan consisted principally of equity securities, United States government securities, and other fixed income obligations and did not include securities issued by Ceridian. Benefits under the plan were calculated on maximum or career average earnings and years of participation in the plan. Employees participated in this plan by means of salary reduction contributions. Certain former employees were inactive participants in the plan. Retirement plan funding amounts were based on independent consulting actuaries’ determination of the Employee Retirement Income Security Act of 1974 funding requirements.

      As specified in the Personnel Agreement, Arbitron will assume responsibility for pension benefits related to its active employees with benefits under Ceridian’s defined benefit pension plan after the Spin-off. Arbitron will be allocated a portion of the assets of Ceridian’s defined benefit pension plan as agreed with Ceridian. Accordingly, an allocation of prepaid pension expenses attributable to Arbitron’s active employees of approximately $1,835 and $2,570 has been reflected in the combined balance sheets as of December 31, 2000 and 1999, respectively. Through the date of the Spin-off, Arbitron will participate in Ceridian’s defined benefit pension plan and has accounted for such activity as participation in a multi-employer plan. Arbitron has recorded net pension costs allocated by Ceridian totaling $120, $241 and $141 for 2000, 1999 and 1998, respectively.

      Certain Arbitron employees also participate in a nonqualified supplemental retirement plan sponsored by Ceridian. The net periodic pension costs with respect to Arbitron employees’ participation in this plan were $190, $164 and $153 for 2000, 1999 and 1998, respectively.

ARBITRON
(As defined in note 2 to the combined financial statements)
Notes to Combined Financial Statements — (Continued)
(Dollars in thousands, except per share data)

      Arbitron employees also participated in Ceridian’s defined contribution plans. These plans generally provide for United States employee salary deferral contributions of up to 17% of eligible employee compensation. Under the terms of the plans, the employer contributes a matching contribution of 25% to 50% up to a maximum of 3% to 6% of eligible employee compensation. The employer may also make additional discretionary matching contributions to the plans. Arbitron’s costs with respect to its contributions to the defined contribution plans were $1,108, $936 and $792 in 2000, 1999 and 1998, respectively. Arbitron employees will participate in Ceridian’s defined contribution plans through the date of the Spin-off. Separate defined contribution plans, with similar terms, will be established for Arbitron employees effective as of the Spin-off date.

Postretirement Benefits

      Ceridian provided health care and life insurance benefits for eligible retired employees, including Arbitron employees who retire before the date of the Spin-off. These benefits are provided by several health care plans in the United States for both pre- and post-age 65 retirees. Employer contributions to these plans differ for various groups of retirees and future retirees. Employees hired on or after January 1, 1992 may enroll at retirement in Ceridian sponsored plans with no company subsidy. Employees hired before and retiring after that date may enroll in plans that subsidize pre-age 65 coverage only.

      Arbitron will assume responsibility for postretirement benefits for its active employees after the date of the Spin-off. Accordingly, an allocation of liabilities related to postretirement benefits for active Arbitron employees of $467 and $875 has been reflected in the combined balance sheets as of December 31, 2000 and 1999, respectively. Through the date of the Spin-off, Arbitron will continue to participate in Ceridian’s postretirement benefit plans and has accounted for such activity as participation in a multi-employer plan. Arbitron has recorded net postretirement benefit costs allocated by Ceridian totaling $45, $39 and $45 for 2000, 1999 and 1998, respectively.

13.     Stock Based Compensation

      During the three-year period ended December 31, 2000, Ceridian provided stock-based compensation plans for directors, officers, other employees, consultants and independent contractors including Arbitron employees.

      Ceridian’s 1999 Stock Incentive Plan (“1999 SIP”) authorizes the issuance of Ceridian common shares in connection with awards of stock options, restricted stock awards and performance unit awards to eligible participants in the 1999 SIP. Eligible participants in the 1999 SIP include all employees of Ceridian and any non-employee director, consultant and independent contractor of Ceridian. Stock options awarded under the 1999 SIP and its predecessor plans generally vest annually either over a three-year period or on a specific date if certain performance criteria are satisfied, have 10-year terms and have an exercise price that may not be less than the fair market value of the underlying stock at the date of grant. The vesting of stock option awards granted in 1999 under the 1999 SIP will accelerate upon a change of control of Ceridian. The predecessor employee plans also provide for the accelerated exercisability of options and the accelerated lapse of transfer restrictions on restricted stock if a participant’s employment terminates for specified reasons within two years of a change of control of Ceridian.

      The following table describes separately stock option activity and options outstanding related to the participation of Arbitron employees in Ceridian stock plans, and therefore has not been adjusted for the stock split described in note 2:

ARBITRON
(As defined in note 2 to the combined financial statements)
Notes to Combined Financial Statements — (Continued)
(Dollars in thousands, except per share data)

				Weighted
				average
				exercise
	Option price			price of
	per share	Outstanding	Exercisable	options

At December 31, 1997	$3.76 - $25.07	1,207,179	435,292	$18.20

Granted	26.38 - 29.75	497,800	—	27.40

Became exercisable	12.50 - 25.07	—	242,396	—

Exercised	7.38 - 25.07	(73,544)	(73,544)	13.21

Canceled	20.00 - 27.41	(50,661)	(268)	24.70

At December 31, 1998	$3.76 - $29.75	1,580,774	603,876	$21.12

Granted	19.94 - 36.75	364,250	—	20.22

Became exercisable	19.94 - 29.75	—	362,314	—

Exercised	7.38 - 25.07	(45,664)	(45,664)	15.55

Canceled	19.94 - 36.75	(53,933)	—	26.23

At December 31, 1999	$3.76 - $35.63	1,845,427	920,526	$20.93

Granted	16.00 - 27.88	18,500	—	24.35

Became exercisable	19.94 - 35.63	—	279,097	—

Exercised	16.38 - 21.25	(26,584)	(26,584)	19.46

Canceled	12.50 - 29.75	(118,815)	—	24.03

At December 31, 2000	$3.76 - $35.63	1,718,528	1,173,039	$20.78

      Information on outstanding and exercisable stock options by exercise price range as of the end of the current year with respect to Arbitron employees is included in the following table:

	Options Outstanding			Options Excercisable

		Average	Weighted		Weighted
		remaining	average		average
Range of	Number	contractual	exercise	Number	exercise
exercise price	outstanding	life	price	exercisable	price

$3.76 - $16.38	280,052	3.23	$10.61	276,552	$10.54

$19.94 - $19.94	304,250	8.80	19.94	64,120	19.94

$20.00 - $22.07	636,830	6.23	20.84	560,498	20.78

$23.13 - $35.63	497,396	7.41	26.93	271,869	26.50

$3.76 - $35.63	1,718,528	6.54	$20.78	1,173,039	$19.65

      Ceridian’s Employee Stock Purchase Plan (“ESPP”) provides for the issuance of up to 3,000,000 shares of newly issued or treasury common stock of Ceridian to eligible Arbitron and other Ceridian employees. The purchase

ARBITRON
(As defined in note 2 to the combined financial statements)
Notes to Combined Financial Statements — (Continued)
(Dollars in thousands, except per share data)

price of the stock to ESPP participants is 85% of the lesser of the fair market value on either the first day or the last day of the applicable three-month offering period.

      Arbitron utilizes the intrinsic method of accounting for stock-based compensation and has adopted the disclosure-only provisions of SFAS 123. Therefore, no expense is recorded with respect to Arbitron participation in Ceridian’s stock option or employee stock purchase plan. The estimated fair value of stock option grants and ESPP purchases is as follows:

	2000		1999		1998

		Fair		Fair		Fair
	Shares	value	Shares	value	Shares	value

Stock options	18,500	$8.10	364,250	$7.34	497,800	$8.61

ESPP	21,714	$5.00	14,427	$5.13	11,610	$1.09

      Arbitron is required to report the pro forma effect on net income and net income per common share that would have resulted if the fair value method of accounting for stock-based compensation issued in those years had been adopted. The application of the fair value method would have resulted in the determination of compensation cost for grants of stock options and purchases under the ESPP. Such compensation cost would then be allocated to the related period of service. The results of this calculation and the assumptions used are as follows:

	2000	1999	1998

Net income as reported	$45,263	$39,742	$34,191

Pro forma net income	$43,807	$37,743	$32,702

Pro forma diluted net income per weighted average common share as reported	$1.54	$1.34	$1.16

Pro forma diluted net income per weighted average common share	$1.49	$1.28	$1.11

Weighted-average assumptions:

Expected lives in years	4	4	4

Expected volatility	40.4%	37.4%	34.5%

Expected dividend rate	—	—	—

Risk-free interest rate	5.0%	6.3%	4.8%

14.     Related Party Transactions

      Ceridian uses a centralized cash management system to finance its operations. Cash deposits from the majority of Arbitron’s businesses are transferred to Ceridian on a daily basis. In addition, the majority of Arbitron’s cash disbursements are funded by Ceridian from its centralized cash management system. Net distributions to Ceridian reflect these intercompany cash activities. No interest has been credited or charged for these transactions.

ARBITRON
(As defined in note 2 to the combined financial statements)
Notes to Combined Financial Statements — (Continued)
(Dollars in thousands, except per share data)

      Ceridian provides certain centralized services to Arbitron. Expenses related to these services have been allocated to Arbitron based on utilization of specific services or, where an estimate could not be determined, based on Arbitron’s revenues in proportion to Ceridian’s total revenues. Management believes these allocation methods are reasonable. However, the costs of these services and benefits charged to Arbitron are not necessarily indicative of the costs that would have been incurred if Arbitron had performed these services as a separate entity. These allocations included in expenses in the combined statements of income totaled $8,205, $7,292 and $6,314 in 2000, 1999 and 1998, respectively.

15.     Significant Customers and Concentration of Credit Risk

      Arbitron’s radio audience measurement service and related software sales has generally accounted for approximately 87% of its revenue, the largest portion of which is provided to radio broadcasters. In recent years, a small number of enterprises have greatly expanded their holdings of United States radio broadcasters. As a result of this consolidation of United States radio broadcasters, Arbitron has two customers in 2000 that represented 22% and 10% of its revenue and two customers in 1999 that represented 13% and 10% of its revenue. Certain contracts for one of these customers are due to be renewed in 2001. Although the industry consolidation has led to an increased concentration of Arbitron’s customer base, the Company believes that the consolidating enterprises are well financed, publicly held companies with whom it has a good relationship. Arbitron routinely assesses the financial strength of its customers and has experienced only nominal losses on its trade accounts receivable.

16.     Quarterly Information (Unaudited)

					Year
		Three months ended			Ended
	March 31	June 30	September 30	December 31	December 31

2000

Revenue	$55,533	$45,665	$58,395	$47,198	$206,791

Operating income	25,438	10,094	27,155	8,731	71,418

Net income	14,710	7,998	15,383	7,172	45,263

Pro forma net income per weighted average common share:

Basic	$0.51	$0.27	$0.53	$0.25	$1.56

Diluted	$0.51	$0.27	$0.52	$0.24	$1.54

1999

Revenue	$50,704	$41,984	$53,447	$43,982	$190,117

Operating income	22,688	9,474	23,260	7,713	63,135

Net income	12,760	7,313	13,311	6,358	39,742

Pro forma net income per weighted average common share:

Basic	$0.44	$0.25	$0.46	$0.22	$1.37

Diluted	$0.43	$0.24	$0.45	$0.22	$1.34

ARBITRON
(As defined in note 2 to the combined financial statements)
Notes to Combined Financial Statements — (Continued)
(Dollars in thousands, except per share data)

17.     Legal Matters

      The Company is involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which the Company is a party or to which the property of the Company is subject.

18.     Subsequent Events (unaudited)

Spin-off Transaction

      On March 30, 2001, the Spin-off and the ensuing one-for-five reverse stock split, described in Notes 1 and 2, were consummated. Also on that date, the Company, formerly Ceridian Corporation, was renamed Arbitron Inc.

Long-Term Debt and Notes Payable

      On January 31, 2001, the Company entered into a $225,000 five-year revolving credit agreement with a consortium of banks (“Credit Facility”). In connection with the Spin-off, $200,000 was drawn on the facility and distributed to Ceridian Corporation.

      The Credit Facility has two borrowing options, a Eurodollar rate option or a base rate option, as defined in the agreement. Under the Eurodollar option, the Company may elect interest periods of one, two, three or six months at the inception date and each renewal date. Borrowings under the Eurodollar option bear interest at the London Interbank Offered Rate (LIBOR) plus a margin of 2.00 % to 2.75%. Borrowings under the base rate option bear interest at the higher of the lead lender’s prime rate or the Federal Funds rate plus 50 basis points, plus a margin of .50% to 1.25%. The specific margins, under both options, will be determined based on the Company’s ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio), and will be adjusted every ninety days. The agreement contains a commitment fee provision whereby the Company will be charged a fee based on the unused portion of the facility. Under the terms of the Credit Facility, the Company is required to maintain certain other financial ratios, in addition to the leverage ratio, and meet other financial conditions. The agreement restricts, among other things, the Company’s abiltiy to sell assets, incur additional indebtedness, grant or incur liens on its assets, repay indebtedness, pay dividends, make investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations.

      The Company entered into an interest rate swap contract on March 19, 2001 to hedge against rate fluctuations relating to its variable rate debt. The contract’s notional amount is $200,000 at inception, and declines each quarter over the life of the contract in proportion to the Company’s estimated outstanding balance on its revolving credit agreement. Under the terms of the contract, the Company will pay a fixed rate of 5.02% and receive LIBOR, which resets every 90 days. The contract matures on March 31, 2005. The Company will account for the contract as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity.

      Upon consummation of the Spin-off, the Company issued $50,000 of senior secured notes due January 31, 2008. In connection with the Spin-off, the Company distributed the $50,000 of note proceeds to Ceridian Corporation. The notes bear interest at a fixed rate of 9.96%.

ARBITRON
(As defined in note 2 to the combined financial statements)
Notes to Combined Financial Statements — (Continued)
(Dollars in thousands, except per share data)

Common and Preferred Stock

      On March 30, 2001, approximately 29 million shares of Arbitron Inc. common stock were distributed to the shareholders of Ceridian Corporation. There were approximately 32 million shares outstanding, less approximately 3 million shares of treasury stock. The Company had no outstanding preferred stock as of the Spin-off date.

      The Company is authorized to issue up to 750 thousand shares of preferred stock and 500 million shares of common stock, each having a par value of $.50.

Pro Forma Stockholders’ Deficit of Arbitron

      The following table sets forth the unaudited pro forma stockholders’ deficit of Arbitron as of December 31, 2000, after giving effect to the debt financing and distribution to Ceridian Corporation, the Spin-off, the reverse stock split, and related transactions, each as if they occurred on that date. Historically, the Company has distributed its earnings to Ceridian Corporation. Those distributions, as well as $250,000 of debt and note proceeds that were distributed to Ceridian Corporation by the Company, gave rise to the pro forma stockholders’ deficit.

Stockholders’ deficit:

Preferred stock, $.50 par value; 750,000 shares authorized; no shares issued	$—

Common stock, $.50 par value; 500,000,000 authorized shares; 32,337,119 shares issued, less treasury shares of 3,210,686	14,575

Additional paid-in capital	58,302

Net distributions to Ceridian Corporation in excess of historical earnings	(268,056)

Accumulated other comprehensive income	(139)

Total stockholders’ deficit	$(195,318)

Contract Negotiations with Significant Customer

      On March 30, 2001, the Company received notice from one of its significant customers that the customer did not intend to subscribe to ratings surveys in 130 markets covering periods after March 31, 2001.

ARBITRON
(As defined in note 2 to the combined financial statements)
Combined Schedule of Valuation and Qualifying Accounts
(Dollars in thousands)

	Years ended December 31,

	2000	1999	1998

Allowance for doubtful trade accounts receivable:

Balance at beginning of year	$1,468	$1,473	$952

Additions (recoveries) charged to expenses	(134)	144	671

Write-offs	(258)	(149)	(150)

Balance at end of year	$1,076	$1,468	$1,473

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                    FINANCIAL DISCLOSURE

      There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Biographical information of Directors and Executive Officers required by this item is included in the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed with the Securities and Exchange Commission (the “Commission”) not later than 120 days after the close of Arbitron’s fiscal year ended December 31, 2000.

      Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item is included in the Other Matters portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Arbitron’s fiscal year ended December 31, 2000.

ITEM 11.     EXECUTIVE COMPENSATION

      Information required by this item is included in the Election of Directors, Report of Compensation and Human Resources Committee and Executive Compensation sections of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Arbitron’s fiscal year ended December 31, 2000.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required by this item is included in the Stock Ownership Information section of the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Arbitron’s fiscal year ended December 31, 2000.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required by this item is included in the Certain Relationships and Related Transactions portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Arbitron’s fiscal year ended December 31, 2000.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report

       (1) Financial Statements: The following financial statements, together with the report thereon of independent auditors, are included in this Report:

•	Combined balance sheets as of December 31, 2000 and 1999

•	Combined statements of income for the years ended December 31, 2000, 1999 and 1998

•	Combined statements of cash flows for the years ended December 31, 2000, 1999 and 1998

•	Combined statements of divisional equity (deficit) and comprehensive income for the years ended December 31, 2000, 1999 and 1998

•	Notes to combined financial statements for the years ended December 31, 2000, 1999 and 1998 Report of Independent Public Accountants

        (2) Combined Financial Statement Schedules of Valuation and Qualifying Accounts: All other financial statement schedules are not applicable.

        (3) Exhibits:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation) (Filed as Exhibit 4.01 to Ceridian’s Registration Statement on Form S-8 (File No. 33-54379) and incorporated herein by reference).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation) (Filed as Exhibit 3 to Ceridian’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation) (Filed as Exhibit 3.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation)

3.5	Bylaws of Arbitron Inc. (formerly known as Ceridian Corporation), as amended (Filed as Exhibit 3.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

4.1	Specimen of Common Stock Certificate.

10.1	Distribution Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.1 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).

10.2	Personnel Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.2 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).

10.3	Tax Matters Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.3 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).

10.4	Transition Services Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.4 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).

10.5	Sublease Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.5 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).

10.6	Credit Agreement, dated as of January 31, 2001, by and among Arbitron Inc. and the Lenders referred to therein and Bank of American, N.A., as administrative agent.

10.7	Note Purchase Agreement, January 31, 2001, by and among Arbitron inc. and the Note Holders referred to therein.

10.8	Secured Subordinated Promissory Notes maturing January 31, 2008 of Arbitron Inc.

10.9	Subsidiary Guaranty, dated as of January 31, 2001, of Arbitron Holdings Inc. in favor of the Lenders referred to therein, the Swap Provider referred to therein and the Note Holders referred to therein.

10.10	Arbitron Inc. 1999 Stock Incentive Plan.*

10.11	Form of Stock Option Award Agreement.

10.16	Form of Customer Contract by and between Arbitron Inc. and Clear Channel Communications, Inc.

10.17	Form of Customer Contract by and between Arbitron Inc. and Infinity Broadcasting Corp.

21	Subsidiaries of Arbitron Inc.

23	Consent of KPMG LLP.

24	Power of Attorney

*	Indicates management contract or compensatory plan required to be filed as an Exhibit.

(b)	Reports on Form 8-K

• Ceridian filed a Current Report on Form 8-K on October 17, 2000 reporting its issuance of a press release announcing its third quarter 2000 earnings results.

(c)	Exhibits

See (a)(3), above.

(d)	Financial Statement Schedules

See (a)(2), above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARBITRON INC.

By: /s/ Stephen B. Morris Stephen B. Morris Chief Executive Officer and President

Date: March 30, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Stephen B. Morris Stephen B. Morris	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2001

/s/ William J. Walsh William J. Walsh	Executive Vice President of Finance and Planning and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 30, 2001

* Erica Farber	Director	_______, 2001

* Kenneth F. Gorman	Director	_______, 2001

* Philip Guarascio	Director	_______, 2001

* Larry E. Kittelberger	Director	_______, 2001

* Luis G. Nogales	Director	_______, 2001

* Lawrence Perlman	Director	_______, 2001

* Richard A. Post	Director	_______, 2001

* By: /s/ Dolores Cody Dolores Cody Attorney-in-Fact