Form 10-Q
period 2001-03-31
ARBITRON INC
filed 2001-05-15
CIK 109758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

      The registrant had 29,163,942 shares of Common stock, par value $0.50 per share, outstanding as of April 30, 2001.

ARBITRON INC.

INDEX

Page No.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets – March 31, 2001 and

December 31, 2000	3

Consolidated Statements of Income – Three months

ended March 31, 2001 and 2000	4

Consolidated Statements of Cash Flows – Three months

ended March 31, 2001 and 2000	5

Notes to Consolidated Financial Statements – March 31, 2001	6

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosure of Market Risk	14

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	15

Signature	17

PART I —FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARBITRON INC.
Consolidated Balance Sheets
March 31, 2001 and December 31, 2000
(In thousands)

	March 31,	December 31,
	2001	2000 (1)

	(unaudited)
Assets

Current assets

Cash	$25,000	$3,540

Trade accounts receivable, net of allowance for doubtful

accounts of $1,052 in 2001 and $1,076 in 2000	17,367	19,017

Deferred tax assets	26,612	34,731

Prepaid expenses and other current assets	3,854	3,056

Total current assets	72,833	60,344

Investments in affiliates	8,038	10,262

Property and equipment, net	5,677	4,844

Goodwill and other intangibles, net	13,250	13,849

Deferred tax assets	16,052	16,346

Other noncurrent assets	5,109	2,231

Total assets	$120,959	$107,876

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities

Trade accounts payable	$3,976	$8,758

Accrued expenses and other current liabilities	11,280	15,543

Deferred revenue	36,041	47,833

Total current liabilities	51,297	72,134

Noncurrent liabilities

Long-term debt	250,000	—

Other noncurrent liabilities	2,447	2,520

Total liabilities	303,744	74,654

Stockholders’ equity (deficit)

Common stock, $0.50 par value, authorized

500,000 shares, issued 32,337 shares	16,169	—

Additional paid-in-capital	58,328	—

Common stock held in Treasury, 3,173 shares	(1,587)	—

Net (distributions to) investment of Ceridian Corporation	(255,318)	33,361

Accumulated other comprehensive loss	(377)	(139)

Total stockholders’ equity (deficit)	(182,785)	33,222

Total liabilities and stockholders’ equity (deficit)	$120,959	$107,876

See notes to consolidated financial statements.

(1) Amounts derived from audited combined financial statements as of December 31, 2000.

ARBITRON INC.
Consolidated Statements of Income
Three months ended March 31, 2001 and 2000
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2001	2000

Revenue	$60,190	$55,533

Costs and expenses

Cost of revenue	15,873	16,072

Selling, general and administrative	11,214	10,722

Research and development	4,696	3,301

Total costs and expenses	31,783	30,095

Operating income	28,407	25,438

Equity in net loss of affiliate	(1,123)	(1,124)

Income before interest and income tax expense	27,284	24,314

Interest income	19	—

Interest expense	(386)	—

Income before income tax expense	26,917	24,314

Income tax expense	10,622	9,604

Net income	$16,295	$14,710

Pro forma net income per weighted average

common share

Basic	$0.56	$0.51

Diluted	$0.56	$0.51

Pro forma common shares used in calculations

Basic weighted average common shares	29,158	28,957

Potentially dilutive securities	153	148

Diluted weighted average common shares	29,311	29,105

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2001 and 2000
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2001	2000

Cash flows from operating activities

Net income	$16,295	$14,710

Adjustments to reconcile net income to net cash provided

by operating activities:

Depreciation and amortization of property and equipment	476	475

Other amortization	599	600

Deferred income taxes	10,622	2,918

Equity in net loss of affiliate	1,123	1,124

Distributions from affiliate	1,101	750

Bad debt expense	38	61

Changes in operating assets and liabilities

Trade accounts receivable	1,669	5,122

Prepaid expenses and other assets	(688)	(404)

Trade accounts payable	(4,804)	1,128

Accrued expenses and other current liabilities	(2,770)	(3,898)

Deferred revenue	(11,796)	(7,965)

Other noncurrent liabilities	(73)	(119)

Net cash provided by operating activities	11,792	14,502

Cash flows from investing activities

Additions to property and equipment	(1,461)	(627)

Proceeds from disposals of property and equipment	40	—

Net cash used in investing activities	(1,421)	(627)

Cash flows from financing activities

Proceeds from issuance of long-term debt	250,000	—

Payment of deferred financing costs	(2,983)	—

Net cash distributions to Ceridian Corporation	(235,958)	(13,761)

Net cash provided by (used in) financing activities	11,059	(13,761)

Effect of exchange rate changes on cash	30	—

Net increase in cash	21,460	114

Cash at beginning of period	3,540	2,255

Cash at end of period	$25,000	$2,369

See notes to consolidated financial statements.

ARBITRON INC.
Notes to Consolidated Financial Statements
March 31, 2001
(In thousands, except per share data)
(Unaudited)

1. Basis of Presentation and Consolidation

Presentation

      On March 30, 2001, Ceridian Corporation (“Ceridian”) separated into two independent, publicly traded companies — New Ceridian Corporation (“New Ceridian”) and Arbitron Inc. (“Arbitron” or the “Company”). The separation was accomplished through a tax-free spin-off to the shareholders of Ceridian (the “Spin-off”) of all of the shares of common stock of a newly formed, wholly owned subsidiary corporation (New Ceridian). In connection with the Spin-off, Ceridian completed an internal reorganization so that the business of New Ceridian consists solely of the business of Ceridian’s human resource service division and subsidiaries and Comdata subsidiaries (the “New Ceridian Business”) and the business of Ceridian consists solely of the media information division and subsidiaries (the “Arbitron Business”). In addition, at the time of the Spin-off, Ceridian was renamed “Arbitron Inc.” and New Ceridian was renamed “Ceridian Corporation” (hereafter referred to as “New Ceridian”). Shares of common stock of Ceridian represent a continuing interest in the Arbitron Business.

      For purposes of, among other things, governing certain of the ongoing relations between New Ceridian and Arbitron as a result of the Spin-off, as well as to allocate certain tax, employee benefit and other liabilities arising prior to the Spin-off, the companies entered into various agreements, including a Distribution Agreement, Personnel Agreement, Tax Matters Agreement, Transition Services Agreement and Sublease Agreement.

      In general, pursuant to the terms of the Distribution Agreement, all assets of Ceridian prior to the date of the Spin-off, other than those specifically relating to the Arbitron Business, became assets of New Ceridian. The Distribution Agreement also provides for assumptions of liabilities and cross-indemnities designed to allocate generally, effective as of the date of the Spin-off, financial responsibility for all liabilities arising out of or in connection with the New Ceridian Business to New Ceridian and all liabilities arising out of or in connection with the Arbitron Business to Arbitron. In addition, New Ceridian will indemnify Arbitron for liabilities relating to past divestitures made by Ceridian to the extent these divestitures relate to all businesses other than the business of Arbitron and for liabilities relating to some of the litigation in which Ceridian is involved or its subsidiaries are involved. New Ceridian will also be liable for any claims arising from or based upon “controlling person” liability relating to the registration statement on Form 10 filed with the SEC by New Ceridian other than liabilities, if any, relating to material misstatements or omissions pertaining to the Arbitron Business, which liabilities will remain liabilities of Arbitron. Furthermore, New Ceridian will indemnify Arbitron for tax liabilities relating to matters existing on or before March 30, 2001. Liabilities contemplated under the Distribution Agreement have been included in the consolidated financial statements of Arbitron as of March 31, 2001 and December 31, 2000, except as otherwise disclosed.

      On January 31, 2001, in connection with completion of the Spin-off, Arbitron entered into a bank credit facility for $225,000 of financing. On March 29, 2001, proceeds of $200,000 were used to satisfy debt obligations of Ceridian with the remaining balance being available to Arbitron for working capital purposes. Arbitron also issued senior secured notes with an aggregate principal amount of $50,000 and distributed the proceeds realized from that issuance to New Ceridian to satisfy $50,000 of Ceridian’s debt obligations (see Note 2).

      Prior to the date of the Spin-off, New Ceridian and Arbitron entered into a Personnel Agreement to set forth the manner in which assets and liabilities under Ceridian’s employee benefit plans and other employee related liabilities will be divided between them. In general, New Ceridian is responsible for compensation and employee benefits relating to New Ceridian’s current employees and Ceridian’s former employees and Arbitron is responsible for compensation and employee benefits relating to its current employees. The Personnel Agreement also provided that substantially all unexercised Ceridian stock options outstanding at the date of the Spin-off became options to purchase Arbitron common stock or options to purchase New Ceridian common stock. Ceridian stock options held

ARBITRON INC.
Notes to Consolidated Financial Statements — Continued
March 31, 2001
(In thousands, except per share data)
(Unaudited)

by Arbitron employees, regardless of whether the options are vested or unvested, remained options to purchase Arbitron common stock. The number of shares and exercise price was adjusted to reflect the effect of the Spin-off and a reverse stock split. The options continue to be and became exercisable on substantially the same terms and conditions set forth in the original Ceridian benefit plans. Ceridian stock options held by New Ceridian employees and consultants, regardless of whether the options are vested or unvested, were converted into options to purchase New Ceridian common stock. The value of replacement awards will preserve, as closely as possible, the intrinsic value of awards that existed prior to the Spin-off.

      Due to the relative significance of New Ceridian as compared to Arbitron, the transaction was accounted for as a reverse Spin-off, with New Ceridian treated as the accounting successor to Ceridian for financial reporting purposes.

Consolidation

      The consolidated financial statements of Arbitron reflect the consolidated financial position, results of operations and cash flows of Arbitron Inc. and its subsidiaries: Arbitron Holdings Inc., Ceridian Infotech (India) Private Limited and CSW Research Limited.

      The financial information included herein may not necessarily reflect the financial position, results of operations and cash flows of Arbitron in the future or what they would have been had it been operated as a separate, stand-alone entity during the periods presented. In periods subsequent to the three months ended March 31, 2001, the Company’s consolidated financial statements will no longer include allocations from Ceridian.

      In periods ended prior to the Spin-off, the Company’s financial statements reflected the combined financial position and results of operations of Arbitron (The Arbitron Company, Tapscan Worldwide, and Northstar, each of which was a division of Ceridian, and CSW Research Limited and Ceridian Infotech (India) Private Limited, each of which was a wholly owned subsidiary of Ceridian).

2. Long-term Debt

Long-term debt consists of the following at March 31, 2001:

March 31,
2001

Senior fixed rate notes	$50,000

Long-term revolving credit facility	200,000

$250,000

      On January 31, 2001, the Company entered into a $225,000 five-year revolving credit agreement with a consortium of banks (“Credit Facility”). On March 29, 2001, in connection with the Spin-off, $200,000 was drawn on the facility and distributed to Ceridian Corporation.

      The Credit Facility has two borrowing options, a Eurodollar rate option or a base rate option, as defined in the agreement. Under the Eurodollar option, the Company may elect interest periods of one, two, three or six months at the inception date and each renewal date. Borrowings under the Eurodollar option bear interest at LIBOR plus a margin of 2.00% to 2.75%. Borrowings under the base rate option bear interest at the higher of the lead lender’s prime rate or the Federal Funds rate plus 50 basis points, plus a margin of .50% to 1.25%. The specific margins, under both options, will be determined based on the Company’s ratio of indebtedness to earnings before interest,

ARBITRON INC.
Notes to Consolidated Financial Statements — Continued
March 31, 2001
(In thousands, except per share data)
(Unaudited)

taxes, depreciation and amortization (leverage ratio), and will be adjusted every ninety days. The agreement contains a commitment fee provision whereby the Company will be charged a fee based on the unused portion of the facility. Under the terms of the Credit Facility, the Company is required to maintain certain other financial ratios, in addition to the leverage ratio, and meet other financial conditions. The agreement restricts, among other things, the Company’s ability to sell assets, incur additional indebtedness, grant or incur liens on its assets, repay indebtedness, pay dividends, make investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations.

      Upon consummation of the Spin-off, the Company issued $50,000 of senior secured notes due January 31, 2008. In connection with the Spin-off, the Company distributed the $50,000 of note proceeds to Ceridian Corporation. The notes bear interest at a fixed rate of 9.96%.

3. Accounting for Derivatives

      Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activity (as amended by SFAS No. 138 with respect to certain interpretations) became effective for the Company in January 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. These fair value adjustments are to be included either in the determination of net income or as a component of other comprehensive income, depending on the nature of the transaction. The Company adopted SFAS No. 133, as amended, during the three month period ended March 31, 2001. The effect of adoption on the Company’s consolidated financial statements was not material.

      The Company’s initial objective for holding or issuing derivative instruments is to mitigate its exposure to interest rate risk. The Company’s strategy for minimizing interest rate exposure on variable rate debt is to lock into fixed rates of interest with pay-fixed, receive-variable interest rate swaps. The Company’s foreign operations are not significant at this time, and therefore exposure to foreign currency rate fluctuations is minimal.

      The Company entered into an interest rate swap agreement effective on March 29, 2001 to manage its exposure to fluctuations in interest rates relating to its outstanding variable rate debt. The contract’s notional amount is $200,000 at inception, and declines each quarter over the life of the contract in proportion to the Company’s estimated outstanding balance on its revolving credit agreement. Under the terms of the contract, the Company will pay a fixed rate of 5.02% and receive LIBOR, which resets every 90 days. The contract matures on March 31, 2005. The interest rate swap agreement was designated as a cash flow hedge, and was designed to be entirely effective by matching the terms of the swap agreement with the debt. The base rate for both the debt and the swap is the London Interbank Offered Rate (LIBOR) and the instruments have the same renewal dates over the lives of the instruments.

      The fair value of the cash flow hedge was recorded as a liability and the offsetting unrealized loss as of March 31, 2001 was recorded in accumulated other comprehensive income.

      The Company did not hold derivative instruments prior to January 1, 2001. The Company does not hold or issue derivative financial instruments for speculative trading purposes.

4. Pro Forma Net Income Per Common Share

      The computation of pro forma basic net income per common share for the periods presented is based upon Ceridian’s historical weighted average number of shares of Ceridian common stock outstanding. The computation of pro forma diluted net income per common share is calculated by dividing net income by the sum of Ceridian’s historical weighted average common shares outstanding and potentially dilutive Ceridian securities. Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds

ARBITRON INC.
Notes to Consolidated Financial Statements — Continued
March 31, 2001
(In thousands, except per share data)
(Unaudited)

from the exercise of all Ceridian stock options are used to repurchase Ceridian’s common stock at the average market price for the period. Options shares totaling 2,348 and 2,740 for 2001 and 2000, respectively, were not included in the computation of diluted net income per common share because the options’ exercise prices were greater than the average market price of Ceridian’s common stock. The impact of potentially dilutive securities on diluted net income per common share assumes that all of Ceridian’s historical dilutive securities were converted into Arbitron securities.

      In November 2000, Ceridian’s board of directors approved a one-for-five reverse stock split for Arbitron common stock, which was effective immediately after the Spin-off. Pro forma net income per common share and weighted average common shares outstanding included in the accompanying consolidated financial statements and related notes have been adjusted to reflect this reverse stock split.

5. Comprehensive Income

      The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments and changes in unrealized gains and losses on interest rate swap agreements. The unrealized loss calculation was based on the present value of quarterly cash flows over the next five years.

      The components of comprehensive income for the three months ended March 31, 2001 and 2000 are as follows:

	March 31,	March 31,
	2001	2000

Net income	$16,295	$14,710

Items of other comprehensive income

Change in foreign currency translation adjustment	50	—

Change in unrealized loss on interest rate swap	(288)	—

Comprehensive income	$16,057	$14,710

6. Related Party Transactions

      Prior to the Spin-off on March 30, 2001, Ceridian managed Arbitron’s cash. Ceridian used a centralized cash management system to finance its operations. Cash deposits from the majority of Arbitron’s businesses were transferred to Ceridian on a daily basis. In addition, Ceridian funded the majority of Arbitron’s cash disbursements from its centralized cash management system. Net distributions to Ceridian reflect these intercompany cash activities. No interest has been credited or charged for these transactions.

      Ceridian provided certain centralized services to Arbitron. Expenses related to these services have been allocated to Arbitron based on utilization of specific services or, where an estimate could not be determined, based on Arbitron’s revenues in proportion to Ceridian’s total revenues. Management believes these allocation methods are reasonable. However, the costs of these services and benefits charged to Arbitron are not necessarily indicative of the costs that would have been incurred if Arbitron had performed these services as a separate entity. These allocations included in expenses in the consolidated statements of income totaled $151 and $2,017 for the three months ended March 31, 2001 and 2000, respectively. Beginning in January 2001, in anticipation of the Spin-off, Ceridian discontinued the majority of the centralized services that were provided to Arbitron in prior periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with Arbitron’s consolidated financial statements and the notes related to those consolidated financial statements contained elsewhere in this Form 10-Q.

Forward-Looking Statements

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations about future events, which Arbitron has derived from the information currently available to it. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied in such forward-looking statements. These risks and uncertainties include whether we will be able to:

•	realize the benefits we expect to achieve from the Spin-off;

•	successfully execute our business strategies, including timely implementation of our Portable People Meter and our Webcast RatingsSM service, as well as expansion of international operations;

•	continue to benefit from further consolidation in the radio industry; and

•	keep up with rapidly changing technological needs of our customer base, including creating new products and services that meet these needs.

      Additional important factors known to Arbitron that could cause forward-looking statements to turn out to be incorrect are identified and discussed from time to time in Arbitron’s filings with the Securities and Exchange Commission, including in particular the risk factors discussed under the caption “ITEM 1. BUSINESS – Business Risks” in Arbitron’s Form 10-K for the year ended December 31, 2000.

      The forward-looking statements contained in this document speak only as of the date hereof, and Arbitron undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

      Arbitron Inc. was formerly known as Ceridian Corporation. Prior to March 31, 2001, Ceridian was a publicly traded company, the principal lines of business of which were the human resource services business, the Comdata business, which provided transaction processing and regulatory compliance services for the transportation industry, and the radio audience measurement business.

      On March 30, 2001, Ceridian effected a reverse spin-off (the “Spin-off”). In connection with the Spin-off, the assets and liabilities associated with the human resource services division, human resource services and Comdata subsidiaries were transferred to a new corporation (which we call “New Ceridian” in this document). The radio audience measurement business stayed with Ceridian. Ceridian then distributed the stock of this new company to its existing stockholders. As a result, New Ceridian is now a separate publicly traded corporation. In connection with the Spin-off, Ceridian changed its name to Arbitron Inc. and effected a one-for-five reverse stock split, and New Ceridian changed its name to Ceridian Corporation.

      The information presented below relates to the business of Arbitron following the Spin-off unless the context otherwise requires. Except as context otherwise requires, the terms “Arbitron” or the “Company” as used herein shall include Arbitron Inc. and its subsidiaries.

      The consolidated financial statements of Arbitron reflect the consolidated financial position, results of operations and cash flows of Arbitron Inc. and its subsidiaries: Arbitron Holdings Inc., Ceridian Infotech (India) Private Limited and CSW Research Limited. The financial information included in this Form 10-Q includes expenses related to certain centralized services provided by Ceridian during the periods presented. The expenses for these services have been allocated to Arbitron based on utilization of specific services or, where an estimate could not be determined, based on Arbitron’s revenues in proportion to Ceridian’s total revenues. Management believes these allocation methods provide a rational basis for allocation. However, the costs of these services and benefits charged to Arbitron are not necessarily indicative of the costs that would have been incurred if Arbitron had performed these services as a separate entity. Accordingly, following the Spin-off, the financial results of Arbitron may be different than results for periods prior to the Spin-off.

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

      Based on Arbitron’s revenue for 2000, Arbitron’s largest customer is Clear Channel Communications, Inc. A significant number of Clear Channel’s contracts (which collectively accounted for approximately 14% of Arbitron’s revenue in 2000) expired at the end of 2000. As of March 30, 2001, Clear Channel signed a contract extension that provides the Arbitron ratings survey for Winter 2001, which delivers in the second quarter, and also indicated that it did not intend to subscribe to future Arbitron ratings surveys for its stations licensed pursuant to these contracts. Arbitron is currently in negotiations with Clear Channel regarding a new license agreement for all Clear Channel stations whose contracts have expired. Arbitron’s other contracts with Clear Channel (which collectively accounted for approximately 8% of Arbitron’s revenue in 2000) expire on various dates over the next five years. Arbitron cannot make any assurances that it will retain Clear Channel or attract new customers that would replace the revenue that could be lost if Clear Channel, or any other key customer, failed to renew its agreement with Arbitron.

      Arbitron recognizes revenue for products and services over the term of the license agreement as products and services are delivered. Direct costs associated with data collection and diary processing are expensed as incurred.

      Arbitron has disclosed pro forma net income per weighted average common share for the periods presented. The computation of pro forma net income per common share is based upon Ceridian’s historical weighted average number of shares of Ceridian common stock, adjusted for a reverse stock split of one-for-five, which was effected immediately after the Spin-off. The diluted weighted average common shares used in the computation assumes that all of Ceridian’s historical dilutive securities were converted into Arbitron securities. Arbitron has also presented EBITDA as supplemental information that management of Arbitron believes may be useful to some investors in evaluating Arbitron because it is widely used as a measure to evaluate a company’s operating performance before interest expense, as well as to evaluate its operating cash flow. Net interest expense and income tax expense are added back to net income to arrive at EBIT. EBITDA is calculated by adding back net interest expense, income tax expense depreciation and amortization on property and equipment, amortization of goodwill and other tangible assets and asset impairment charges to net income. EBITDA should not be considered a substitute either for net income, as an indicator of Arbitron’s operating performance, or for cash flow, as a measure of Arbitron’s liquidity. In addition, because EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies.

Results of Operations

Comparison of the Three Months Ended March 31, 2001 to the Three Months Ended March 31, 2000

      The following table sets forth information with respect to the consolidated statements of income of Arbitron for the three months ended March 31, 2001 and 2000 (dollars in thousands, except pro forma share amounts).

Consolidated Statements of Operations
(Dollars in thousands, except pro forma per share amounts)

			Increase		Percentage of
			(Decrease)		Revenue

	2001	2000	Dollar	Percent	2001	2000

Revenue	$60,190	$55,533	$4,657	8.4%	100.0%	100.0%

Costs and expenses

Cost of revenue	15,873	16,072	(199)	(1.2%)	26.4%	28.9%

Selling, general and administrative	11,214	10,722	492	4.6%	18.6%	19.3%

Research and development costs	4,696	3,301	1,395	42.3%	7.8%	6.0%

Total costs and expenses	31,783	30,095	1,688	5.6%	52.8%	54.2%

Operating income	28,407	25,438	2,969	11.7%	47.2%	45.8%

Equity in net loss of affiliate	(1,123)	(1,124)	1	0.1%	(1.9%)	(2.0%)

Income before interest and

income tax expense	27,284	24,314	2,970	12.2%	45.3%	43.8%

Interest income	19	—	19	100.0%	0.0%	0.0%

Interest expense	(386)	—	(386)	100.0%	(0.6%)	0.0%

Income before income tax expense	26,917	24,314	2,603	10.7%	44.7%	43.8%

Income tax expense	10,622	9,604	1,018	10.6%	17.6%	17.3%

Net income	$16,295	$14,710	$1,585	10.8%	27.1%	26.5%

Pro forma net income per weighted

average common share Basic	$0.56	$0.51	$0.05	9.8%

Diluted	$0.56	$0.51	$0.05	9.8%

Other data:

EBITDA	$28,359	$25,380	$2,979	11.7%	47.1%	45.7%

      Revenue. Revenue increased 8.4% from $55.5 million during the three months ended March 31, 2000 to $60.2 million for the same period in 2001. Approximately 60% of the increase is related to an increase in the ratings subscriber base and escalations in multi-year customer contracts and contract renewals. Additionally, analytical software applications contributed approximately 21% of the increase, with the remaining growth being attributable to qualitative services and the Company’s U.K. subsidiary, which provides media, advertising, financial telecommunications and Internet research services in the United Kingdom and elsewhere in Europe.

      Cost of Revenue. Cost of revenue decreased 1.2% from $16.1 million for the three months ended March 31, 2000 to $15.9 million for the same period in 2001, and decreased as a percentage of revenue from 28.9% in 2000 to 26.4% in 2001. The dollar decrease is largely attributable to certain non-recurring production costs incurred in the first quarter of 2000.

      Selling, General and Administrative. Selling, general and administrative expenses increased 4.6% from $10.7 million for the three months ended March 31, 2000 to $11.2 million for the same period in 2001 but decreased as a percentage of revenue from 19.3% in 2000 to 18.6% in 2001. The increase in dollar amount is attributable to certain variable costs, including marketing expenses related to the upcoming Webcast Ratings service and selling commissions.

      Research and Development Costs. Research and development costs increased 42.3% from $3.3 million during the three months ended March 31, 2000 to $4.7 million for the same period in 2001 and increased as a percentage of revenue from 6.0% in 2000 to 7.8% in 2001. These increases are related to increased spending on new product development, primarily related to the development of the Portable People Meter (PPM) and the Webcast Ratings service.

      Operating Income. Operating income increased 11.7% from $25.4 million for the three months ended March 31, 2000 to $28.4 million for the same period in 2001. Operating margin increased from 45.8% in 2000 to 47.2% in 2001. These fluctuations are attributed primarily to the 8.4% increase in revenue while the cost of revenue decreased 1.2%.

      Equity in Net Loss of Affiliate. Equity in net loss of affiliate remained consistent for the three months ended March 31, 2001 compared to the same period in 2000.

      Interest Expense. Interest expense of $0.4 million in the three months ended March 31, 2001 is related to the long-term debt outstanding during the period. Prior to the Spin-off, the Company had no debt and therefore no interest expense.

      Income Tax Expense. Arbitron’s effective tax rate was 39.5% for the three months ended March 31, 2000 and 2001.

      Net Income. Net income increased 10.8% from $14.7 million for the three months ended March 31, 2000 to $16.3 million for the same period in 2001 as a result of the factors discussed above.

      EBITDA. EBITDA increased 11.7% from $25.4 million for the three months ended March 31, 2000 to $28.4 million for the same period in 2001.

Liquidity and Capital Resources

      Prior to the Spin-off, Arbitron participated in Ceridian’s centralized cash management system to finance its operations. Cash deposits from the majority of Arbitron’s operations were transferred to Ceridian on a daily basis and Ceridian funded Arbitron’s cash disbursements from the centralized cash management system. This cash management process, combined with the debt proceeds of $250.0 million, resulted in net distributions to Ceridian during the three months ended March 31, 2001 and 2000 of $232.1 million and $13.8 million, respectively. Accordingly, Arbitron’s net change in cash is not indicative of its liquidity or cash flow. Arbitron’s cash flow from operating activities was $11.8 million and $14.5 million, respectively, during the corresponding periods.

      Arbitron’s business is not capital intensive and, accordingly, cash used in investing activities has not been significant with the exception of business acquisitions. Additions to property and equipment during the three months ended March 31, 2001 and 2000 were $1.5 million and $0.6 million, respectively.

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

      The Company used a derivative instrument as a hedge of its variable interest rate debt as indicated below under Item 3.

      Arbitron expects that cash flow generated from operations and available borrowings from its Credit Facility, if any, will be sufficient to support its operations for the foreseeable future.

Seasonality

      Arbitron recognizes revenue for products and services over the terms of license agreements as products and services are delivered, and expenses are recognized as incurred. Arbitron gathers radio-listening data in approximately 283 local markets in the United States and Puerto Rico. All markets are measured at least twice per year (April, May, June, “Spring Survey,” and October, November, December, “Fall Survey”). In addition, all major markets are measured two additional times per year (January, February, March, “Winter Survey,” and July, August, September “Summer Survey”). Arbitron’s revenue is generally higher in the first and third quarters as the result of the delivery of the Fall Survey and Spring Survey, respectively, to all markets compared to revenue in the second and fourth quarters when delivery of the Winter Survey and Summer Survey, respectively, is only delivered to major markets. Arbitron’s expenses are generally higher in the second and fourth quarters as the “Spring Survey” and “Fall Survey” are being conducted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Risk

      Following the Spin-off, Arbitron’s market risk is with respect to changes in interest rates. Effective with the Spin-off, Arbitron borrowed $200 million in floating rate debt outstanding under its Credit Facility. Borrowings under the facility bear interest at LIBOR or the lender’s base rate plus an applicable margin, as defined, between 2.0% and 2.75%.

      Arbitron entered into an interest rate swap contract effective on March 29, 2001 to hedge against rate fluctuations relating to its variable rate debt. The contract’s notional amount is $200,000 at inception, and declines each quarter over the life of the contract in proportion to Arbitron’s estimated outstanding balance on its revolving credit agreement. Under the terms of the contract, Arbitron will pay a fixed rate of 5.02% and receive LIBOR, which resets every 90 days. The contract matures on March 31, 2005. As a result, Arbitron will be protected from interest rate changes.

Foreign Currency Risk

      Arbitron’s foreign operations are not significant at this time, and, therefore, Arbitron’s exposure to foreign currency risk is negligible.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description

10.1	Distribution Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.1 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).

10.2	Personnel Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.2 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).

10.3	Amendment to Personnel Agreement, dated April 3, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation).

10.4	Tax Matters Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.3 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).

10.5	Transition Services Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.4 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).

10.6	Sublease Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.5 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).

10.7	Credit Agreement, dated as of January 31, 2001, by and among Arbitron Inc. and the Lenders referred to therein and Bank of America, N.A., as administrative agent (Filed as Exhibit 10.6 to Arbitron’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.8	Amendment to Credit Agreement, dated as of March 29, 2001, by and among Arbitron Inc. and the Lenders referred to therein and Bank of America, N.A., as administrative agent.

10.9	Note Purchase Agreement, dated as of January 31, 2001, by and between Arbitron Inc. and Note Holders referred to therein (Filed as Exhibit 10.7 to Arbitron’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.10	Secured Subordinated Promissory Notes maturing January 31, 2008 of Arbitron Inc. (Filed as Exhibit 10.8 to Arbitron’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.11	Subsidiary Guaranty, dated as of January 31, 2001, of Arbitron Holdings, Inc. in favor of the Lenders referred to therein, the Swap Provider referred to therein and the Note Holders referred to therein (Filed as Exhibit 10.9 to Arbitron’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.12	Arbitron Inc. 401(k) Plan.*

10.13	Arbitron Executive Investment Plan.*

10.14	Arbitron Inc. 2001 Broad Based Stock Incentive Plan.*

10.15	Executive Employment Agreement, dated April 1, 2001, by and between Arbitron Inc. and Stephen B. Morris.*

10.16	Form of Indemnification Agreement between Arbitron Inc. and its Directors.

* Indicates management contract or compensatory plan required to be filed as an Exhibit.

(b) Reports on Form 8-K

•	Ceridian filed a Current Report on Form 8-K on January 10, 2001 reporting its issuance of a press release announcing its preliminary results for 2000 and expectations for 2001.

•	Ceridian filed a Current Report on Form 8-K on January 24, 2001 reporting its issuance of a press release announcing its 2000 earnings results.

•	Ceridian filed a Current Report on Form 8-K on February 15, 2001 reporting its issuance of a press release reporting that the Board of Directors had set a record date and distribution date for the Arbitron reverse spin-off and that a one-for-five reverse stock split of Arbitron stock will occur after the spin-off.

•	Ceridian filed a Current Report on Form 8-K on March 12, 2001 reporting its issuance of a press release announcing its fourth quarter and full year 2000 results for its Arbitron division.

•	Arbitron filed a Current Report on Form 8-K on March 30, 2001 reporting that Arbitron entered into a Distribution Agreement with Ceridian Corporation (formerly New Ceridian Corporation), dated February 14, 2001 and subsequently amended on March 30, 2001.

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARBITRON INC

By: /s/ WILLIAM J. WALSH William J. Walsh Executive Vice President of Finance and Planning and Chief Financial Officer

Date: May 14, 2001