Form 10-Q
period 2001-06-30
ARBITRON INC
filed 2001-08-14
CIK 109758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

      The registrant had 29,160,886 shares of common stock, par value $0.50 per share, outstanding as of July 31, 2001.

ARBITRON INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARBITRON INC.

Consolidated Balance Sheets

(In thousands, except per share data)

	June 30,	December 31,
	2001	2000 (1)

	(unaudited)
Assets

Current assets

Cash and cash equivalents	$25,273	$3,540

Trade accounts receivable, net of allowance for doubtful accounts of $1,051 in 2001 and $1,076 in 2000	19,738	19,017

Deferred tax assets	24,142	34,731

Prepaid expenses and other current assets	3,200	3,056

Total current assets	72,353	60,344

Investments in affiliates	10,131	10,262

Property and equipment, net	6,924	4,844

Goodwill, net	11,321	12,160

Other intangibles, net	1,331	1,689

Deferred tax assets	15,616	16,346

Other noncurrent assets	4,960	2,231

Total assets	$122,636	$107,876

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities

Trade accounts payable	$4,248	$8,758

Accrued expenses and other current liabilities	11,300	15,543

Deferred revenue	42,838	47,833

Total current liabilities	58,386	72,134

Noncurrent liabilities

Long-term debt (Note 2)	240,000	—

Other noncurrent liabilities	2,351	2,520

Total liabilities	300,737	74,654

Stockholders’ equity (deficit)

Common stock, $0.50 par value, authorized 500,000 shares, issued 32,332 shares	16,166	—

Additional paid-in-capital	58,403	—

Accumulated earnings (net distributions to Ceridian in excess of accumulated earnings) prior to Spin-off	(255,318)	33,361

Retained earnings subsequent to Spin-off	4,714	—

Common stock held in treasury, 3,172 shares	(1,586)	—

Accumulated other comprehensive loss	(480)	(139)

Total stockholders’ equity (deficit)	(178,101)	33,222

Total liabilities and stockholders’ equity (deficit)	$122,636	$107,876

See notes to consolidated financial statements

(1)	Amounts derived from audited combined financial statements as of December 31, 2000.

ARBITRON INC.

Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	June 30,

	2001	2000

Revenue	$50,264	$45,665

Costs and expenses

Cost of revenue	22,811	20,995

Selling, general and administrative	11,951	11,254

Research and development	5,638	3,322

Total costs and expenses	40,400	35,571

Operating income	9,864	10,094

Equity in net income of affiliate	2,942	3,126

Income before interest and income tax expense	12,806	13,220

Interest income	354	—

Interest expense	(5,352)	—

Income before income tax expense	7,808	13,220

Income tax expense	3,094	5,222

Net income	$4,714	$7,998

Net income and pro forma net income per weighted average common share (Note 5)

Basic	$0.16	$0.27

Diluted	$0.16	$0.27

Common shares and pro forma common shares used in calculations

Basic weighted average common shares	29,155	29,010

Potentially dilutive securities	184	341

Diluted weighted average common shares	29,339	29,351

See notes to consolidated financial statements

ARBITRON INC.

Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Six Months Ended
	June 30,

	2001	2000

Revenue	$110,454	$101,198

Costs and expenses

Cost of revenue	38,684	37,067

Selling, general and administrative	23,165	21,976

Research and development	10,334	6,623

Total costs and expenses	72,183	65,666

Operating income	38,271	35,532

Equity in net income of affiliate	1,819	2,002

Income before interest and income tax expense	40,090	37,534

Interest income	373	—

Interest expense	(5,738)	—

Income before income tax expense	34,725	37,534

Income tax expense	13,716	14,826

Net income	$21,009	$22,708

Pro forma net income per weighted average common share (Note 5)

Basic	$0.72	$0.78

Diluted	$0.72	$0.78

Pro forma common shares used in calculations

Basic weighted average common shares	29,155	28,984

Potentially dilutive securities	169	204

Diluted weighted average common shares	29,324	29,188

See notes to consolidated financial statements

ARBITRON INC.

Consolidated Statements of Cash Flows
(In thousands)

(unaudited)

	Six Months Ended
	June 30,

	2001	2000

Cash flows from operating activities

Net income	$21,009	$22,708

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization of property and equipment	1,018	900

Other amortization	1,197	1,197

Gain on disposals of property and equipment	(4)	(12)

Deferred income taxes	13,528	231

Equity in net income of affiliate	(1,819)	(2,002)

Distributions from affiliate	1,950	1,725

Bad debt expense	136	92

Changes in operating assets and liabilities

Trade accounts receivable	(855)	601

Prepaid expenses and other assets	126	(63)

Trade accounts payable	(4,511)	(1,548)

Accrued expenses and other current liabilities	568	(1,121)

Deferred revenue	(4,994)	610

Other noncurrent liabilities	(507)	(339)

Net cash provided by operating activities	26,842	22,979

Cash flows from investing activities

Additions to property and equipment	(3,264)	(1,176)

Payment of final installment for acquired business	(3,000)	—

Proceeds from disposals of property and equipment	45	4

Net cash used in investing activities	(6,219)	(1,172)

Cash flows from financing activities

Proceeds from stock option exercises	73	—

Proceeds from issuance of long-term debt	250,000	—

Payment of long-term debt	(10,000)	—

Payment of deferred financing costs	(3,002)	—

Net cash distributions to Ceridian Corporation	(235,958)	(21,823)

Net cash provided by (used in) financing activities	1,113	(21,823)

Effect of exchange rate changes on cash	(3)	—

Net increase (decrease) in cash and cash equivalents	21,733	(16)

Cash and cash equivalents at beginning of period	3,540	2,255

Cash and cash equivalents at end of period	$25,273	$2,239

See notes to consolidated financial statements

ARBITRON INC.
Notes to Consolidated Financial Statements
June 30, 2001
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

      Prior to the date of the Spin-off, New Ceridian and Arbitron entered into a Personnel Agreement to set forth the manner in which assets and liabilities under Ceridian’s employee benefit plans and other employee related liabilities will be divided between them. In general, New Ceridian is responsible for compensation and employee benefits relating to New Ceridian’s current employees and Ceridian’s former employees and Arbitron is responsible for compensation and employee benefits relating to its current employees. The Personnel Agreement also provided that substantially all unexercised Ceridian stock options outstanding at the date of the Spin-off became options to purchase Arbitron common stock or options to purchase New Ceridian common stock. Ceridian stock options held by Arbitron employees, regardless of whether the options are vested or unvested, remained options to purchase Arbitron common stock. The number of shares and exercise price was adjusted to reflect the effect of the Spin-off

ARBITRON INC.
Notes to Consolidated Financial Statements — Continued
(In thousands, except per share data)
(unaudited)

and a reverse stock split. The options continue to be and became exercisable on substantially the same terms and conditions set forth in the original Ceridian benefit plans. Ceridian stock options held by New Ceridian employees and consultants, regardless of whether the options are vested or unvested, were converted into options to purchase New Ceridian common stock. The value of replacement awards preserved, as closely as possible, the intrinsic value of awards that existed prior to the Spin-off.

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

      The financial information included herein may not necessarily reflect the financial position, results of operations and cash flows of Arbitron in the future or what they would have been had it been operated as a separate, stand-alone entity during the periods presented. In periods subsequent to the three month period ended March 31, 2001, the Company’s consolidated financial statements no longer include allocations from Ceridian.

      In periods ended prior to the Spin-off, the Company’s financial statements reflected the combined financial position and results of operations of Arbitron (The Arbitron Company, Tapscan Worldwide, and Northstar, each of which was a division of Ceridian, and CSW Research Limited and Ceridian Infotech (India) Private Limited, each of which was a wholly owned subsidiary of Ceridian).

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered for fair presentation have been included. The combined balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Arbitron Inc. annual report on Form 10-K for the year ended December 31, 2000. Certain amounts previously reported for 2000 have been reclassified to conform with 2001 presentation.

2. Long-term Debt

      Long-term debt consists of the following:

June 30,
2001

Senior fixed rate notes	$50,000

Long-term revolving credit facility	190,000

$240,000

ARBITRON INC.
Notes to Consolidated Financial Statements — Continued
(In thousands, except per share data)
(unaudited)

      On January 31, 2001, the Company entered into a $225,000 five-year revolving credit agreement with a consortium of banks (“Credit Facility”). On March 29, 2001, in connection with the Spin-off, $200,000 was drawn on the facility and distributed to Ceridian.

      The Credit Facility has two borrowing options, a Eurodollar rate option or a base rate option, as defined in the agreement. Under the Eurodollar option, the Company may elect interest periods of one, two, three or six months at the inception date and each renewal date. Borrowings under the Eurodollar option bear interest at the London Interbank Offered Rate (LIBOR) plus a margin of 2.00% to 2.75%. Borrowings under the base rate option bear interest at the higher of the lead lender’s prime rate or the Federal Funds rate plus 50 basis points, plus a margin of .50% to 1.25%. The specific margins, under both options, will be determined based on the Company’s ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio), and will be adjusted every ninety days. The agreement contains a commitment fee provision whereby the Company will be charged a fee based on the unused portion of the facility. Under the terms of the Credit Facility, the Company is required to maintain certain other financial ratios, in addition to the leverage ratio, and meet other financial conditions. The agreement restricts, among other things, the Company’s ability to sell assets, incur additional indebtedness, grant or incur liens on its assets, repay indebtedness, pay dividends, make investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations.

      Upon consummation of the Spin-off, the Company issued $50,000 of senior secured notes due January 31, 2008. In connection with the Spin-off, the Company distributed the $50,000 of note proceeds to Ceridian. The notes bear interest at a fixed rate of 9.96%.

      On June 29, 2001, the Company made a discretionary payment of $10,000 on the Credit Facility.

3. Accounting for Derivatives

      Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activity (as amended by SFAS No. 138 with respect to certain interpretations) became effective for the Company in January 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. These fair value adjustments are to be included either in the determination of net income or as a component of other comprehensive income, depending on the purpose of the derivative transaction. The Company adopted SFAS No. 133, as amended, during the three month period ended March 31, 2001. The effect of adoption on the Company’s consolidated financial statements was not material.

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

      The Company entered into an interest rate swap agreement effective on March 29, 2001 to hedge its exposure to fluctuations in interest rates relating to its outstanding variable rate debt. The contract’s notional amount is $200,000 at inception, and declines each quarter over the life of the contract in proportion to the Company’s estimated outstanding balance on its revolving credit agreement. Under the terms of the contract, the Company will pay a fixed rate of 5.02% and receive LIBOR, which resets every 90 days. The contract matures on March 31, 2005. The interest rate swap agreement was designated as a cash flow hedge, and was designed to be entirely effective by matching the terms of the swap agreement with the debt. The base rate for both the debt and the swap is LIBOR and the instruments have the same renewal dates over the lives of the instruments.

      The fair value of the cash flow hedge was recorded as a non-current liability and the offsetting unrealized loss was recorded in accumulated other comprehensive income as of June 30, 2001.

ARBITRON INC.
Notes to Consolidated Financial Statements — Continued
(In thousands, except per share data)
(unaudited)

      The Company did not hold derivative instruments prior to January 1, 2001. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

4. New Accounting Pronouncements

      SFAS No. 141, Business Combinations, became effective for the Company on July 1, 2001. SFAS No. 141 prohibits the use of the pooling-of-interests method for business combinations occurring after June 30, 2001, and establishes accounting and reporting standards for business combinations accounted for under the purchase accounting method. SFAS No. 141 provides criteria for the measurement and recognition of goodwill and other acquired intangible assets. The Company is currently evaluating the impact that SFAS No. 141 will have on its consolidated financial statements.

      SFAS No. 142, Goodwill and Other Intangible Assets, will become effective for the Company on January 1, 2002. Under SFAS No. 142, the Company’s goodwill will no longer be amortized to expense but rather goodwill will be measured for impairment on an annual basis under the guidance set forth in the standard. Additionally, SFAS No. 142 requires disclosure of pro forma net income and earnings per share for prior periods as if the standard was in effect for all periods presented. The Company is currently evaluating the impact that SFAS No. 142 will have on its consolidated financial statements.

5. Net Income and Pro Forma Net Income per Weighted Average Common Share

      The computations of basic and diluted net income per common share for the three month period ended June 30, 2001 are based on Arbitron’s weighted average shares of common stock and potentially dilutive securities outstanding, respectively. For the six month period ended June 30, 2001, as well as periods ended prior to June 30, 2001, the pro forma net income per weighted average common share computations are based in part, or entirely, upon Ceridian’s weighted average number of shares of Ceridian common stock and potentially dilutive securities outstanding.

      Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period.

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

6. Comprehensive Income

      The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments and changes in unrealized gains and losses on interest rate swap agreements. The unrealized loss on the interest rate swap was calculated based upon a valuation of the instrument by a financial institution.

ARBITRON INC.
Notes to Consolidated Financial Statements — Continued
(In thousands, except per share data)
(unaudited)

      The components of comprehensive income for the three and six months ended June 30, 2001 and 2000 are as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Net income	$4,714	$7,998	$21,009	$22,708

Items of other comprehensive income

Change in foreign currency

translation adjustment	(53)	—	(3)	—

Change in unrealized loss on interest

rate swap	(50)	—	(338)	—

Comprehensive income	$4,611	$7,998	$20,668	$22,708

7. Subsequent Event

      On July 2, 2001, the Company acquired Radio’s All Dimension Audience Service (“RADAR”), the radio network service business from Statistical Research, Inc. (“SRI”). RADAR is a national radio ratings service that measures audiences to radio commercials aired on 29 networks. The service produces its estimates using a 12-month, 12,000 person telephone survey in combination with the industry-standard commercial clearance system.

      The Company acquired the RADAR business for up to $25,000, of which an initial cash payment of $10,000 was made on July 2, 2001. A second cash payment of $11,000 (subject to indemnification claims) is due on July 2, 2002 with the remaining $4,000 payable as contingent consideration. The transaction will be accounted for using the purchase method of accounting considering guidance set forth in SFAS No. 141.

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

Forward-Looking Statements

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations about future events, which Arbitron has derived from the information currently available to it. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied in such forward-looking statements. These risks and uncertainties include whether we will be able to:

•	realize the benefits we expect to achieve from our Spin-off from Ceridian Corporation;

•	renew contracts with large customers as they expire;

•	successfully execute our business strategies, including timely implementation of our Portable People Meter and our Webcast RatingsSM service, as well as expansion of international operations;

•	benefit from further consolidation in the radio industry; and

•	keep up with rapidly changing technological needs of our customer base, including creating new products and services that meet these needs.

      Additional important factors known to Arbitron that could cause forward-looking statements to turn out to be incorrect are identified and discussed from time to time in Arbitron’s filings with the Securities and Exchange Commission, including in particular the risk factors discussed under the caption “ITEM 1. BUSINESS — Business Risks” in Arbitron’s Form 10-K for the year ended December 31, 2000.

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

      On March 30, 2001, Ceridian effected a reverse spin-off (the Spin-off). In connection with the Spin-off, the assets and liabilities associated with the human resource services division, human resource services and Comdata subsidiaries were transferred to a new corporation (which we call “New Ceridian” in this document). The radio audience measurement business stayed with Ceridian. Ceridian then distributed the stock of this new company to its existing stockholders. As a result, New Ceridian is now a separate publicly traded corporation. In connection with the Spin-off, Ceridian changed its name to Arbitron Inc. and effected a one-for-five reverse stock split, and New Ceridian changed its name to Ceridian Corporation.

      The information presented below relates to the business of Arbitron following the Spin-off unless the context otherwise requires. Except as context otherwise requires, the terms “Arbitron” or the “Company” as used herein shall include Arbitron Inc. and its subsidiaries.

      The consolidated financial statements of Arbitron reflect the consolidated financial position, results of operations and cash flows of Arbitron Inc. and its subsidiaries: Arbitron Holdings Inc., Ceridian Infotech (India) Private Limited and CSW Research Limited. The financial information included in this Form 10-Q includes expenses related to certain centralized services provided by Ceridian during the periods presented. The expenses for these services have been allocated to Arbitron based on utilization of specific services or, where an estimate could not be determined, based on Arbitron’s revenues in proportion to Ceridian’s total revenues. Management believes these allocation methods provided a rational basis for allocation. However, the costs of these services and benefits charged to Arbitron are not necessarily indicative of the costs that would have been incurred if Arbitron had performed these services as a separate entity. Accordingly, following the Spin-off, the financial results of Arbitron may be different than results for periods prior to the Spin-off.

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

      Clear Channel Radio is Arbitron’s largest customer and represented approximately 22% of Arbitron’s revenue in 2000. In August, 2001 Arbitron entered into a four (4) year radio ratings license agreement with Clear Channel Radio to provide audience estimates and data to Clear Channel radio stations in 130 markets. Arbitron and Clear Channel Radio had been in negotiations since the fourth quarter of 2000 over ratings contracts for all Clear Channel radio stations including those stations (which collectively had accounted for approximately 14% of Arbitron’s revenue in 2000) that expired with the Fall 2000 or Winter 2001 survey. In addition, in August 2001, Arbitron also entered into a new five (5) year license agreement with Citadel Communications. Citadel’s previous contract with Arbitron had expired at the end of 2000. Arbitron cannot make any assurances that it will retain current customers or attract new customers that would replace the revenue that could be lost if any other key customer failed to renew its agreement with Arbitron.

      Arbitron recognizes revenue for products and services over the term of the license agreement as products and services are delivered. Direct costs associated with data collection and diary processing are expensed as incurred.

      The computations of basic and diluted net income per common share for the three month period ended June 30, 2001 are based on Arbitron’s weighted average shares of common stock and potentially dilutive securities outstanding, respectively. For the six month period ended June 30, 2001, as well as periods ended prior to June 30, 2001, the pro forma net income per weighted average common share computations are based in part, or entirely, upon Ceridian’s weighted average number of shares of Ceridian common stock and potentially dilutive securities outstanding. Arbitron has also presented EBITDA as supplemental information that management of Arbitron believes may be useful to some investors in evaluating Arbitron because it is widely used as a measure to evaluate a company’s operating performance before interest expense, as well as to evaluate its operating cash flow. EBITDA is calculated by adding back net interest expense, income tax expense, depreciation and amortization on property and equipment and amortization of goodwill and other intangible assets to net income. EBITDA should not be considered a substitute either for net income, as an indicator of Arbitron’s operating performance, or for cash flow, as a measure of Arbitron’s liquidity. In addition, because EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies.

Results of Operations

Comparison of the Three Months Ended June 30, 2001 to the Three Months Ended June 30, 2000

      The following table sets forth information with respect to the consolidated statements of income of Arbitron for the three months ended June 30, 2001 and 2000 (dollars in thousands, except per share amounts).

Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	Three Months Ended		Increase		Percentage of
	June 30,		(Decrease)		Revenue

	2001	2000	Dollar	Percent	2001	2000

Revenue	$50,264	$45,665	$4,599	10.1%	100.0%	100.0%

Costs and expenses

Cost of revenue	22,811	20,995	1,816	8.6%	45.4%	46.0%

Selling, general and administrative	11,951	11,254	697	6.2%	23.8%	24.6%

Research and development costs	5,638	3,322	2,316	69.7%	11.2%	7.3%

Total costs and expenses	40,400	35,571	4,829	13.6%	80.4%	77.9%

Operating income	9,864	10,094	(230)	(2.3%)	19.6%	22.1%

Equity in net income of affiliate	2,942	3,126	(184)	(5.9%)	5.9%	6.8%

Income before interest and

income tax expense	12,806	13,220	(414)	(3.1%)	25.5%	28.9%

Interest income	354	—	354	100.0%	0.7%	0.0%

Interest expense	(5,352)	—	5,352	100.0%	(10.6%)	0.0%

Income before income tax expense	7,808	13,220	(5,412)	(40.9%)	15.5%	28.9%

Income tax expense	3,094	5,222	(2,128)	(40.8%)	6.2%	11.4%

Net income	$4,714	$7,998	$(3,284)	(41.1%)	9.3%	17.5%

Net income and pro forma net income per weighted average common share

Basic	$0.16	$0.27	$(0.11)	(40.7%)

Diluted	$0.16	$0.27	$(0.11)	(40.7%)

Other data:

EBITDA	$13,946	$14,233	$(287)	(2.0%)	27.7%	31.2%

      Revenue. Revenue increased 10.1% from $45.7 million for the three months ended June 30, 2000 to $50.3 million for the same period in 2001. Approximately 67% of the increase is related to an increase in the ratings subscriber base and escalations in multi-year customer contracts and contract renewals. Additionally, analytical software applications and qualitative services accounted for approximately 17% and 15% of the increase, respectively.

      Cost of Revenue. Cost of revenue increased 8.6% from $21.0 million for the three months ended June 30, 2000 to $22.8 million for the same period in 2001, but decreased as a percentage of revenue from 46.0% in 2000 to 45.4% in 2001. The dollar increase is attributed to increases in computer center costs, royalties and diary and data collection costs.

      Selling, General and Administrative. Selling, general and administrative expenses increased 6.2% from $11.3 million for the three months ended June 30, 2000 to $12.0 million for the same period in 2001 but decreased as a percentage of revenue from 24.6% in 2000 to 23.8% in 2001. Contributing to the dollar increase were certain variable costs, including marketing expenses related to the Webcast RatingsSM service and higher marketing communications costs.

      Research and Development Costs. Research and development costs increased 69.7% from $3.3 million during the three months ended June 30, 2000 to $5.6 million for the same period in 2001 and increased as a percentage of revenue from 7.3% in 2000 to 11.2% in 2001. Approximately 50% of the increase is related to product development and enhancement in the core services with the remainder being attributed to increased spending on new product development, related to the Portable People Meter (PPM) and the Webcast RatingsSM service.

      Operating Income. Operating income decreased 2.3% from $10.1 million for the three months ended June 30, 2000 to $9.9 million for the same period in 2001. Operating margin decreased from 22.1% in 2000 to 19.6% in 2001. The decline is attributed primarily to the increase in research and development costs as a percentage of revenues.

      Equity in Net Income of Affiliate. Equity in net income of affiliate decreased 5.9% from $3.1 million for the three months ended June 30, 2000 to $2.9 million for the same period in 2001.

      Interest Expense. Interest expense of $5.4 million in the three months ended June 30, 2001 is related to the long-term debt outstanding during the period. Prior to the Spin-off, the Company had no debt, and therefore, no interest expense.

      Income Tax Expense. Arbitron’s effective tax rate was 39.6% for the three months ended June 30, 2000 and 2001.

      Net Income. Net income decreased 41.1% from $8.0 million for the three months ended June 30, 2000 to $4.7 million for the same period in 2001. The decrease was primarily attributed to interest expense on long-term debt outstanding since the Spin-off and the increase in research and development costs related to PPM and the Webcast RatingsSM service.

      EBITDA. EBITDA decreased 2.0% from $14.2 million for the three months ended June 30, 2000 to $13.9 million for the same period in 2001.

Comparison of the Six Months Ended June 30, 2001 to the Six Months Ended June 30, 2000

      The following table sets forth information with respect to the consolidated statements of income of Arbitron for the six months ended June 30, 2001 and 2000 (dollars in thousands, except per share amounts).

Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	Six Months Ended		Increase		Percentage of
	June 30,		(Decrease)		Revenue

	2001	2000	Dollar	Percent	2001	2000

Revenue	$110,454	$101,198	$9,256	9.1%	100.0%	100.0%

Costs and expenses

Cost of revenue	38,684	37,067	1,617	4.4%	35.0%	36.6%

Selling, general and administrative	23,165	21,976	1,189	5.4%	21.0%	21.7%

Research and development costs	10,334	6,623	3,711	56.0%	9.4%	6.6%

Total costs and expenses	72,183	65,666	6,517	9.9%	65.4%	64.9%

Operating income	38,271	35,532	2,739	7.7%	34.6%	35.1%

Equity in net income of affiliate	1,819	2,002	(183)	(9.1%)	1.7%	2.0%

Income before interest and

income tax expense	40,090	37,534	2,556	6.8%	36.3%	37.1%

Interest income	373	—	373	100.0%	0.3%	0.0%

Interest expense	(5,738)	—	5,738	100.0%	(5.2%)	0.0%

Income before income tax expense	34,725	37,534	(2,809)	(7.5%)	31.4%	37.1%

Income tax expense	13,716	14,826	(1,110)	(7.5%)	12.4%	14.7%

Net income	$21,009	$22,708	$(1,699)	(7.5%)	19.0%	22.4%

Pro forma net income per weighted average common share

Basic	$0.72	$0.78	$(0.06)	(7.7%)

Diluted	$0.72	$0.78	$(0.06)	(7.7%)

Other data:

EBITDA	$42,305	$39,613	$2,692	6.8%	38.3%	39.1%

      Revenue. Revenue increased 9.1% from $101.2 million during the six months ended June 30, 2000 to $110.5 million for the same period in 2001. Approximately 63% of the increase is related to an increase in the ratings subscriber base and escalations in multi-year customer contracts and contract renewals. Additionally, analytical software applications contributed approximately 20% of the increase, with the remaining growth being attributed to qualitative services and the Company’s U.K. subsidiary, which provides media, advertising, financial telecommunications and Internet research services in the United Kingdom and elsewhere in Europe.

      Cost of Revenue. Cost of revenue increased 4.4% from $37.1 million for the six months ended June 30, 2000 to $38.7 million for the same period in 2001, but decreased as a percentage of revenue from 36.6% in 2000 to 35.0% in 2001. The dollar increase is largely attributed to increases in computer center costs and royalties.

      Selling, General and Administrative. Selling, general and administrative expenses increased 5.4% from $22.0 million for the six months ended June 30, 2000 to $23.2 million for the same period in 2001 but decreased as a percentage of revenue from 21.7% in 2000 to 21.0% in 2001. The increase in dollar amount is attributed to certain variable costs, including marketing expenses related to the upcoming Webcast RatingsSM service and overall increases in selling expenses.

      Research and Development Costs. Research and development costs increased 56.0% from $6.6 million during the six months ended June 30, 2000 to $10.3 million for the same period in 2001 and increased as a percentage of revenue from 6.6% in 2000 to 9.4% in 2001. Approximately 50% of the increase is related to product development and enhancement in the core services with the remainder being attributed to increased spending on new product development, related to the PPM and the Webcast RatingsSM service.

      Operating Income. Operating income increased 7.7% from $35.5 million for the six months ended June 30, 2000 to $38.3 million for the same period in 2001. Operating margin decreased from 35.1% in 2000 to 34.6% in 2001. The operating margin decrease is due primarily to the increase in research and development costs as a percentage of revenue.

      Equity in Net Income of Affiliate. Equity in net income of affiliate decreased 9.1% from $2.0 million for the six months ended June 30, 2000 to $1.8 million for the same period in 2000.

      Interest Expense. Interest expense of $5.7 million in the six months ended June 30, 2001 is related to the long-term debt outstanding during the period. Prior to the Spin-off, the Company had no debt, and therefore, no interest expense.

      Income Tax Expense. Arbitron’s effective tax rate was 39.5% for the six months ended June 30, 2000 and 2001.

      Net Income. Net income decreased 7.5% from $22.7 million for the six months ended June 30, 2000 to $21.0 million for the same period in 2001. The decrease was primarily attributed to interest expense on long-term debt outstanding since the Spin-off and the increase in research and development costs related to PPM and the Webcast RatingsSM service.

      EBITDA. EBITDA increased 6.8% from $39.6 million for the six months ended June 30, 2000 to $42.3 million for the same period in 2001.

Liquidity and Capital Resources

      Prior to the Spin-off, Arbitron participated in Ceridian’s centralized cash management system to finance its operations. Cash deposits from the majority of Arbitron’s operations were transferred to Ceridian on a daily basis and Ceridian funded Arbitron’s cash disbursements from the centralized cash management system. Accordingly, Arbitron’s net change in cash in periods prior to the Spin-off is not indicative of its liquidity or cash flow.

      Arbitron’s cash flow from operating activities was $26.8 million and $23.0 million during the six month periods ended June 30, 2001 and 2000, respectively, an increase of $3.8 million. The increase in 2001 is largely due to the Company’s taxable income being offset by net operating losses resulting in the recovery of deferred tax assets.

      Cash used in investing activities consists of additions to property and equipment and acquisitions of businesses. Property and equipment additions during the six months ended June 30, 2001 were $3.3 million, a $2.1 million increase over the same period in 2000. In June 2001, Arbitron made the final payment of $3.0 million related to the Tapscan Worldwide business acquired in May 1998. There were no business acquisition payments during the six month period ended June 30, 2000.

      Cash flow from financing activities is primarily attributed to proceeds from the issuance and payment of long-term debt, as well as distributions to Ceridian. On March 29, 2001, Arbitron borrowed $250.0 million, consisting of $50.0 million in senior notes and $200.0 million under a Credit Facility, and distributed the net proceeds to Ceridian in connection with the Spin-off. On June 29, 2001, Arbitron made a discretionary payment of $10.0 million on the Credit Facility bringing the outstanding balance to $190.0 million as of June 30, 2001. During the six month period ended June 30, 2000, Arbitron had no debt-related activity and cash distributions to Ceridian were $21.8 million.

      The unused portion of the Credit Facility, $35.0 million as of June 30, 2001, is available to support Arbitron’s operations, however, it is subject to mandatory reduction provisions for the passage of time and for excess cash flow, if any. Under the terms of the Credit Facility, Arbitron is required to maintain leverage and coverage ratios and meet other financial conditions. The agreement restricts, among other things, Arbitron’s ability to sell assets, incur additional indebtedness, grant or incur liens on its assets, repay senior indebtedness, pay cash dividends, make certain investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations. Arbitron used a derivative instrument as a hedge of its variable interest rate debt as indicated below under Item 3.

      Arbitron expects that cash flow generated from operations and available borrowings from its Credit Facility, if necessary, will be sufficient to support its operations and growth initiatives for the foreseeable future.

Seasonality

      Arbitron recognizes revenue for products and services over the terms of license agreements as products and services are delivered, and expenses are recognized as incurred. Arbitron gathers radio-listening data in approximately 286 local markets in the United States and Puerto Rico. All markets are measured at least twice per year (April, May, June, “Spring Survey,” and October, November, December, “Fall Survey”). In addition, major markets are measured two additional times per year (January, February, March, “Winter Survey,” and July, August, September “Summer Survey”). Arbitron’s revenue is generally higher in the first and third quarters as the result of the delivery of the Fall Survey and Spring Survey, respectively, to all markets compared to revenue in the second and fourth quarters when delivery of the Winter Survey and Summer Survey, respectively, is only delivered to major markets. Arbitron’s expenses are generally higher in the second and fourth quarters as the “Spring Survey” and “Fall Survey” are being conducted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Risk

      Following the Spin-off, Arbitron’s market risk is with respect to changes in interest rates. Effective with the Spin-off, Arbitron borrowed $200 million in floating rate debt outstanding under its Credit Facility. Borrowings under the facility bear interest at LIBOR or the lender’s base rate plus an applicable margin, as defined, between 2.0% and 2.75%.

      Arbitron entered into an interest rate swap contract effective on March 29, 2001 to hedge against rate fluctuations relating to its variable rate debt. The contract’s notional amount is $200,000 at inception, and declines each quarter over the life of the contract in proportion to Arbitron’s estimated outstanding balance on its revolving credit agreement. Under the terms of the contract, Arbitron will pay a fixed rate of 5.02% and receive LIBOR, which resets every 90 days. The contract matures on March 31, 2005. As a result, Arbitron believes that it has sufficiently protected itself from interest rate changes. The effective rate on the debt was 7.52% for the three month period ended June 30, 2001.

Foreign Currency Risk

      Arbitron’s foreign operations are not significant at this time, and, therefore, Arbitron’s exposure to foreign currency risk is negligible.

PART II — OTHER INFORMATION
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Arbitron’s annual meeting of stockholders was held on May 30, 2001. There were 29,163,942 shares of Arbitron common stock outstanding and entitled to vote at the annual meeting. Of the 29,163,942 shares of Arbitron common stock entitled to vote at the annual meeting, a total of 26,931,550 shares were present in person or by proxy at the annual meeting.

      The following eight people designated by Arbitron’s Board of Directors as nominees for director were elected at the annual meeting, with the voting as follows:

Nominee	Votes For (1)	Votes Withheld (1)

Erica Farber	26,851,134	80,416

Kenneth F. Gorman	26,855,035	76,515

Philip Guarascio	26,852,758	78,792

Larry E. Kittelberger	26,854,045	77,505

Stephen B. Morris	26,855,293	76,257

Luis G. Nogales	26,852,648	78,902

Lawrence Perlman	26,731,797	199,753

Richard A. Post	26,853,929	77,621

__________________

(1) Includes 126,081 votes for and 2,782 votes withheld with respect to each nominee for director, which were submitted by holders who had not exchanged their stock certificates in connection with the Spin-off and subsequent reverse stock split that were effected as of March 31, 2001 (adjusted to reflect the effect of the reverse stock split).

      No additional items were on the agenda of the annual meeting of stockholders and no items were brought to a vote during the meeting.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description

None

(b) Reports on Form 8-K

•	Arbitron filed a Current Report on Form 8-K on April 2, 2001 reporting the reverse spin-off transaction of Ceridian from Arbitron.

•	Arbitron filed a Current Report on Form 8-K on April 20, 2001 that included certain materials mailed to stockholders in connection with the adoption of Arbitron’s Stockholders’ Rights Plan.

•	Arbitron filed a Current Report on Form 8-K on April 24, 2001 that included a press release reporting its first quarter 2001 earnings.

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARBITRON INC

By:	/s/ WILLIAM J. WALSH William J. Walsh Executive Vice President of Finance and Planning and Chief Financial Officer

Date:	August 14, 2001