Form 10-Q
period 2001-09-30
ARBITRON INC
filed 2001-11-14
CIK 109758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from________to________

Commission file number: 1-1969

ARBITRON INC.
(Exact name of registrant as specified in its charter)

Delaware	52-0278528
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

142 West 57th Street
New York, New York 10019
(Address of principal executive offices) (Zip Code)
(212) 887-1300
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     The registrant had 29,172,196 shares of common stock, par value $0.50 per share, outstanding as of October 31, 2001.

ARBITRON INC.

ITEM 1. FINANCIAL STATEMENTS

ARBITRON INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	September 30,	December 31,
	2001	2000 (1)

	(unaudited)
Assets

Current assets
Cash and cash equivalents	$18,600	$3,540
Trade accounts receivable, net of allowance for doubtful accounts of $1,030 in 2001 and $1,076 in 2000	24,564	19,017
Deferred tax assets	16,283	34,731
Prepaid expenses and other current assets	3,746	3,056

Total current assets	63,193	60,344

Investments in affiliates	7,388	10,262
Property and equipment, net	7,060	4,844
Goodwill, net	29,356	12,160
Other intangibles, net	3,251	1,689
Deferred tax assets	17,415	16,346
Other noncurrent assets	4,803	2,231

Total assets	$132,466	$107,876

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$3,815	$8,758
Accrued expenses and other current liabilities	12,099	15,543
Due to owners of acquired business (Note 2)	10,243	—
Deferred revenue	41,966	47,833

Total current liabilities	68,123	72,134
Noncurrent liabilities
Long-term debt (Note 3)	225,000	—
Other noncurrent liabilities	7,212	2,520

Total liabilities	300,335	74,654

Stockholders’ equity (deficit)
Common stock, $0.50 par value, authorized 500,000 shares, issued 32,332 shares	16,166	—
Additional paid-in capital	58,565	—
Accumulated earnings (net distributions to Ceridian in excess of accumulated earnings) prior to Spin-off	(255,318)	33,361
Retained earnings subsequent to Spin-off	17,570	—
Common stock held in treasury, 3,161 shares	(1,580)	—
Accumulated other comprehensive loss	(3,272)	(139)

Total stockholders’ equity (deficit)	(167,869)	33,222

Total liabilities and stockholders’ equity (deficit)	$132,466	$107,876

See notes to consolidated financial statements.

(1) Amounts derived from audited combined financial statements as of December 31, 2000.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30,

	2001	2000

Revenue	$65,633	$58,395

Costs and expenses
Cost of revenue	19,668	16,219
Selling, general and administrative	12,460	11,214
Research and development	5,916	3,807

Total costs and expenses	38,044	31,240

Operating income	27,589	27,155

Equity in net loss of affiliate	(1,393)	(1,729)

Income before interest and income tax expense	26,196	25,426
Interest income	240	—
Interest expense	(5,188)	—

Income before income tax expense	21,248	25,426
Income tax expense	8,392	10,043

Net income	$12,856	$15,383

Net income and pro forma net income per weighted average common share (Note 6)
Basic	$0.44	$0.53
Diluted	$0.43	$0.52
Common and pro forma weighted average common shares used in calculations
Basic	29,162	29,076
Potentially dilutive securities	421	430

Diluted	29,583	29,506

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Revenue	$176,087	$159,593

Costs and expenses
Cost of revenue	58,352	53,286
Selling, general and administrative	35,625	33,190
Research and development	16,250	10,430

Total costs and expenses	110,227	96,906

Operating income	65,860	62,687

Equity in net income of affiliate	426	273

Income before interest and income tax expense	66,286	62,960
Interest income	613	—
Interest expense	(10,926)	—

Income before income tax expense	55,973	62,960
Income tax expense	22,108	24,869

Net income	$33,865	$38,091

Pro forma net income per weighted average common share (Note 6)
Basic	$1.16	$1.31
Diluted	$1.15	$1.30
Pro forma weighted average common shares used in calculations
Basic	29,158	29,015
Potentially dilutive securities	252	279

Diluted	29,410	29,294

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Cash flows from operating activities
Net income	$33,865	$38,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,659	1,393
Other amortization	1,907	1,797
Loss on disposals of property and equipment	2	38
Deferred income taxes	21,460	1,934
Equity in net income of affiliate	(426)	(273)
Distributions from affiliate	3,300	2,475
Bad debt expense	168	145
Tax benefit from stock option exercises	73	—
Changes in operating assets and liabilities
Trade accounts receivable	(5,212)	5,120
Prepaid expenses and other assets	(241)	(547)
Accounts payable	(4,962)	245
Accrued expenses and other current liabilities	1,290	(3,422)
Deferred revenue	(6,494)	(5,306)
Other noncurrent liabilities	(452)	(1,449)

Net cash provided by operating activities	45,937	40,241

Cash flows from investing activities
Additions to property and equipment	(3,982)	(1,600)
Payments for business acquisitions	(13,274)	—
Proceeds from disposals of property and equipment	60	4

Net cash used in investing activities	(17,196)	(1,596)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	240	—
Proceeds from issuance of long-term debt	250,000	—
Repayment of long-term debt	(25,000)	—
Payment of deferred financing costs	(3,010)	—
Net cash distributions to Ceridian Corporation	(235,958)	(35,839)

Net cash used in financing activities	(13,728)	(35,839)

Effect of exchange rate changes on cash	47	—

Net increase in cash and cash equivalents	15,060	2,806
Cash and cash equivalents at beginning of period	3,540	2,255

Cash and cash equivalents at end of period	$18,600	$5,061

See notes to consolidated financial statements.

ARBITRON INC.
Notes to Consolidated Financial Statements
September 30, 2001
(Dollars in thousands, except per share data)
(unaudited)

1. Basis of Presentation and Consolidation

Presentation

     On March 30, 2001, Ceridian Corporation (“Ceridian”) separated into two independent, publicly traded companies — New Ceridian Corporation (“New Ceridian”) and Arbitron Inc. (“Arbitron” or the “Company”). The separation was accomplished through a tax-free spin-off to the shareholders of Ceridian (the “Spin-off”) of all of the shares of common stock of a newly formed, wholly owned subsidiary corporation (New Ceridian). In connection with the Spin-off, Ceridian completed an internal reorganization so that the business of New Ceridian consists solely of the business of Ceridian’s human resource service division and subsidiaries and Comdata subsidiaries (the “New Ceridian Business”) and the business of Ceridian consists solely of the media information division and subsidiaries (the “Arbitron Business”). In addition, at the time of the Spin-off, Ceridian was renamed “Arbitron Inc.” and New Ceridian was renamed “Ceridian Corporation” (hereafter referred to as “New Ceridian”). Shares of common stock of Ceridian represent a continuing interest in Arbitron.

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

     In general, pursuant to the terms of the Distribution Agreement, all assets of Ceridian prior to the date of the Spin-off, other than those specifically relating to the Arbitron Business, became assets of New Ceridian. The Distribution Agreement also provides for assumptions of liabilities and cross-indemnities designed to allocate generally, effective as of the date of the Spin-off, financial responsibility for all liabilities arising out of or in connection with the New Ceridian Business to New Ceridian and all liabilities arising out of or in connection with the Arbitron Business to Arbitron. In addition, New Ceridian will indemnify Arbitron for liabilities relating to past divestitures made by Ceridian to the extent these divestitures relate to all businesses other than the business of Arbitron and for liabilities relating to some of the litigation in which Ceridian is involved or its subsidiaries are involved. New Ceridian will also be liable for any claims arising from or based upon “controlling person” liability relating to the registration statement on Form 10 filed with the Securities and Exchange Commission by New Ceridian other than liabilities, if any, relating to material misstatements or omissions pertaining to the Arbitron Business, which liabilities will remain liabilities of Arbitron. Furthermore, New Ceridian will indemnify Arbitron for tax liabilities relating to matters existing on or before March 30, 2001.

     On January 31, 2001, in connection with completion of the Spin-off, Arbitron entered into a bank credit facility for $225,000 of financing. On March 29, 2001, proceeds of $200,000 were used to satisfy debt obligations of Ceridian with the remaining balance being available to Arbitron for working capital purposes. Arbitron also issued senior secured notes with an aggregate principal amount of $50,000 and distributed the proceeds realized from that issuance to New Ceridian to satisfy $50,000 of Ceridian’s debt obligations (see Note 3).

     Prior to the date of the Spin-off, New Ceridian and Arbitron entered into a Personnel Agreement to set forth the manner in which assets and liabilities under Ceridian’s employee benefit plans and other employee related liabilities will be divided between them. In general, New Ceridian is responsible for compensation and employee benefits relating to New Ceridian’s current employees and Ceridian’s former employees and Arbitron is responsible for compensation and employee benefits relating to its current employees. The Personnel Agreement also provided that substantially all unexercised Ceridian stock options outstanding at the date of the Spin-off became options to purchase Arbitron common stock or options to purchase New Ceridian common stock. Ceridian stock options held by Arbitron employees, regardless of whether the options are vested or unvested, remained options to purchase Arbitron common stock. The number of shares and exercise price were adjusted to reflect the effect of the Spin-off

ARBITRON INC.
Notes to Consolidated Financial Statements — Continued
(Dollars in thousands, except per share data)
(unaudited)

and a reverse stock split. The options continue to be and became exercisable on substantially the same terms and conditions set forth in the original Ceridian benefit plans. Ceridian stock options held by New Ceridian employees and consultants, regardless of whether the options were vested or unvested, were converted into options to purchase New Ceridian common stock. The value of replacement awards preserved, as closely as possible, the intrinsic value of awards that existed prior to the Spin-off.

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

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“the U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered for fair presentation have been included. The combined balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Arbitron Inc. annual report on Form 10-K for the year ended December 31, 2000. Certain amounts previously reported for 2000 have been reclassified to conform with 2001 presentation.

2. Business Acquisition

     On July 2, 2001, Arbitron acquired all of the assets and assumed certain liabilities of the Radio’s All Dimension Audience Research (“RADAR”), the radio network audience measurement service business of Statistical Research, Inc. (“SRI”). The results of RADAR’s operations have been included in the consolidated financial statements since that date. RADAR is a national radio ratings service that measures audiences to radio commercials aired on 29 networks. The service produces estimates using a 12-month 12,000-person telephone survey together with the industry-standard commercial clearance system. The primary reason for the acquisition was to gain entry into the network radio measurement business. Arbitron plans to provide larger sample sizes to customers by combining Arbitron’s existing diary sampling process with the RADAR network commercial clearance system.

     The aggregate consideration to be paid by Arbitron is payable in cash up to $25,000, subject to purchase price adjustments. The company paid $10,275 during the three month period ended September 30, 2001. A second cash installment of $11,000 (subject to indemnification claims) is due on July 2, 2002, and $4,000 is payable as

ARBITRON INC.
Notes to Consolidated Financial Statements — Continued
(Dollars in thousands, except per share data)
(unaudited)

contingent consideration. The $11,000 installment, due on July 2, 2002, was recorded at its present value of $10,243 with a corresponding adjustment to goodwill. The contingent consideration will be recorded as a liability with a corresponding adjustment to goodwill, if and when the contingency is met. In connection with the acquisition, Arbitron also entered into several operational agreements with SRI, including a software development agreement pursuant to which SRI will adapt RADAR to Arbitron’s diary based ratings measurement method.

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed from SRI for the acquisition of RADAR:

Trade accounts receivable	$457
Property & equipment	70
Intangible assets	2,210
Goodwill	18,455

Total assets acquired	21,192
Deferred revenue	(675)

Net assets acquired	$20,517

     Acquired intangible assets consist of $2,110 assigned to computer software (five-year useful life) and $100 (five-year useful life) assigned to a non compete covenant .

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, the $18,455 of goodwill resulting from the RADAR acquisition will not be amortized. Rather, the goodwill will be evaluated for impairment annually, beginning in 2002. For the year ending December 31, 2001, Arbitron expects to deduct RADAR goodwill amortization in the amount of $615 for income tax purposes.

     Prior to the acquisition, RADAR used the percentage of completion method for recognizing revenue. Subsequent to the acquisition, revenue will be recognized as survey data is delivered to customers. Arbitron recorded $675 of deferred revenue in connection with the acquisition, which is based on the estimated remaining costs to be incurred prior to delivery of the 2001 surveys plus a normal profit margin. The deferred revenue recorded in connection with the acquisition is approximately $800 less than the amount that would otherwise be deferred under the terms of the contracts with customers. The difference in deferred revenue decreased revenue bv approximately $400 for the three month period ended September 30, 2001, and will have the same impact on revenue for the three month period ended December 31, 2001.

     The following unaudited pro forma information presents the results of operations of the Company as if the RADAR acquisition had occurred as of January 1, 2001 and 2000, respectively.

	Nine Months Ended
	September 30,

	2001	2000

Pro forma revenue	$180,956	$166,556
Pro forma net income	$34,388	$38,814
Diluted shares used in calculations (in thousands)	29,410	29,294
Pro forma diluted net income per common share	$1.17	$1.32
Historical diluted net income per share as reported	$1.15	$1.30

ARBITRON INC.
Notes to Consolidated Financial Statements — Continued
(Dollars in thousands, except per share data)
(unaudited)

3. Long-term Debt

     Long-term debt consists of the following:

September 30, 2001

Senior fixed rate notes	$50,000
Long-term revolving credit facility	175,000

$225,000

     On January 31, 2001, the Company entered into a $225,000 five-year revolving credit agreement with a consortium of banks (“Credit Facility”). On March 29, 2001, in connection with the Spin-off, $200,000 was drawn on the facility and distributed to Ceridian.

     The Credit Facility has two borrowing options, a Eurodollar rate option or a base rate option, as defined in the agreement. Under the Eurodollar option, the Company may elect interest periods of one, two, three or six months at the inception date and each renewal date. Borrowings under the Eurodollar option bear interest at the London Interbank Offered Rate (LIBOR) plus a margin of 2.00% to 2.75%. Borrowings under the base rate option bear interest at the higher of the lead lender’s prime rate or the Federal Funds rate plus 50 basis points, plus a margin of .50% to 1.25%. The specific margins, under both options, will be determined based on the Company’s ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio), and will be adjusted every ninety days. The agreement contains a commitment fee provision whereby the Company will be charged a fee based on the unused portion of the facility. Under the terms of the Credit Facility, the Company is required to maintain certain other financial ratios, in addition to the leverage ratio, and meet other financial conditions. The agreement limits, among other things, the Company’s ability to sell assets, incur additional indebtedness, grant or incur liens on its assets, repay indebtedness, make investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations. The agreement prohibits the payment of cash dividends through the year ending December 31, 2002.

     Upon consummation of the Spin-off, the Company issued $50,000 of senior secured notes due January 31, 2008. In connection with the Spin-off, the Company distributed the $50,000 of note proceeds to Ceridian. The notes bear interest at a fixed rate of 9.96%.

     As of September 30, 2001, the Company had made discretionary payments of $25,000 on the Credit Facility.

4. Accounting for Derivatives

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity (as amended by SFAS No. 138 with respect to certain interpretations) became effective for the Company in January 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. These fair value adjustments are to be included either in the determination of net income or as a component of other comprehensive income, depending on the purpose of the derivative transaction. The Company adopted SFAS No. 133, as amended, during the three month period ended March 31, 2001. The effect of adoption on the Company’s consolidated financial statements was not material.

ARBITRON INC.
Notes to Consolidated Financial Statements — Continued
(Dollars in thousands, except per share data)
(unaudited)

     The Company’s initial objective for holding or issuing derivative instruments is to mitigate its exposure to interest rate risk. The Company’s strategy for minimizing interest rate exposure on variable rate debt is to lock into fixed rates of interest with pay-fixed, receive-variable interest rate swaps. The Company’s foreign operations are not significant at this time and, therefore, exposure to foreign currency rate fluctuations is minimal.

     The Company entered into an interest rate swap agreement effective on March 29, 2001 to hedge its exposure to fluctuations in interest rates relating to its outstanding variable rate debt. The contract’s notional amount was $200,000 at inception, and declines each quarter over the life of the contract in proportion to the Company’s estimated outstanding balance on its revolving credit agreement. Under the terms of the contract, the Company will pay a fixed rate of 5.02% and receive LIBOR, which resets every 90 days. The contract matures on March 31, 2005. The interest rate swap agreement was designated as a cash flow hedge, and was designed to be entirely effective by matching the terms of the swap agreement with the debt. The base rate for both the debt and the swap is LIBOR and the instruments have the same renewal dates over the lives of the instruments.

     The fair value of the cash flow hedge was recorded as a non-current liability and the offsetting unrealized loss was recorded in accumulated other comprehensive income as of September 30, 2001.

     The Company did not hold derivative instruments prior to January 1, 2001. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

5. New Accounting Pronouncements

     SFAS No. 141, Business Combinations, became effective for the Company on July 1, 2001. SFAS No. 141 prohibits the use of the pooling-of-interests method for business combinations occurring after June 30, 2001, and establishes accounting and reporting standards for business combinations accounted for under the purchase accounting method. SFAS No. 141 provides criteria for the measurement and recognition of goodwill and other acquired intangible assets. The Company implemented SFAS No. 141 during the three month period ended September 30, 2001 with no material effect on its consolidated balance sheet and income statement.

     SFAS No. 142, Goodwill and Other Intangible Assets, will become effective for the Company on January 1, 2002. Under SFAS No. 142, the Company’s goodwill will no longer be amortized to expense but rather goodwill will be measured for impairment on an annual basis under the guidance set forth in the standard. Additionally, SFAS No. 142 requires disclosure of pro forma net income and earnings per share for prior periods as if the standard was in effect for all periods presented. The Company is currently evaluating the impact that SFAS No. 142 will have on its consolidated financial statements. The Company has adopted the provision of SFAS No. 142 in accounting for goodwill in the RADAR acquisition.

     SFAS No. 144, Impairment or Disposal of Long-Lived Assets, will become effective for the Company on January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, provides guidance on implementation issues related to SFAS No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and addresses the accounting for a segment of a business accounted for as a discontinued operation. The Company is currently evaluating the impact that SFAS No. 144 will have on its consolidated financial statements.

6. Net Income and Pro Forma Net Income per Weighted Average Common Share

     The computations of basic and diluted net income per common share for the three month period ended September 30, 2001 are based on Arbitron’s weighted average shares of common stock and potentially dilutive securities outstanding, respectively. For the nine month period ended September 30, 2001, as well as periods ended prior to the Spin-off, the pro forma net income per weighted average common share computations are based in part,

ARBITRON INC.
Notes to Consolidated Financial Statements — Continued
(Dollars in thousands, except per share data)
(unaudited)

or entirely, upon Ceridian’s weighted average number of shares of Ceridian common stock and potentially dilutive securities outstanding.

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

7. Comprehensive Income

     The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments and changes in unrealized gains and losses on interest rate swap agreements.

     The unrealized loss on the interest rate swap was calculated based upon a valuation of the instrument by a financial institution. The unrealized loss of $2,861 for the three months ended September 30, 2001 is due to the decline in market interest rates during the period.

     The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Net income	$12,856	$15,383	$33,865	$38,091
Items of other comprehensive income Change in foreign currency translation adjustment	69	—	66	—
Change in unrealized loss on interest rate swap, net of tax	(2,861)	—	(3,199)	—

Comprehensive income	$10,064	$15,383	$30,732	$38,091

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

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations about future events, which Arbitron has derived from the information currently available to it. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied in such forward-looking statements. These risks and uncertainties include whether we will be able to:

•	realize the benefits we expect to achieve from our Spin-off from Ceridian Corporation (Ceridian);

•	renew contracts with large customers as they expire;

•	successfully execute our business strategies, including timely implementation of our Portable People Meter and our Webcast RatingsSM service, as well as expansion of international operations;

•	benefit from further consolidation in the radio industry; and

•	keep up with rapidly changing technological needs of our customer base, including creating new products and services that meet those needs.

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

Overview

     Arbitron Inc. was formerly known as Ceridian. Prior to March 31, 2001, Ceridian was a publicly traded company, the principal lines of business of which were the human resource services business, the Comdata business, which provided transaction processing and regulatory compliance services for the transportation industry, and the radio audience measurement business.

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

     The consolidated financial statements of Arbitron reflect the consolidated financial position, results of operations and cash flows of Arbitron Inc. and its subsidiaries: Arbitron Holdings Inc., Ceridian Infotech (India) Private Limited and CSW Research Limited. The financial information included in this Form 10-Q includes expenses related to certain centralized services provided by Ceridian during the periods presented prior to the Spin- off. The expenses for these services have been allocated to Arbitron based on utilization of specific services or, where an estimate could not be determined, based on Arbitron’s revenues in proportion to Ceridian’s total revenues. Management believes these allocation methods provided a rational basis for allocation. However, the costs of these services and benefits charged to Arbitron are not necessarily indicative of the costs that would have been incurred if Arbitron had performed these services as a separate entity. Accordingly, following the Spin-off, the financial results of Arbitron may be different than results for periods prior to the Spin-off.

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

     Clear Channel Communications ("Clear Channel") is Arbitron's largest customer and represented approximately 22% of Arbitron's revenue in 2000. In August 2001 Arbitron entered into four year License Agreements with Clear Channel, effective January 1, 2001, to provide audience estimates, software and other ancillary services to Clear Channel radio stations in 185 markets. Arbitron and Clear Channel had been in negotiations since the fourth quarter of 2000 over contracts which collectively had accounted for approximately 14% of Arbitron's revenue in 2000 that had expired with the Fall 2000 or Winter 2001 survey. The Clear Channel License Agreement for the Arbitron Radio Market Report ratings service has a renewal value of approximately $124 million over the four year term period. This renewal value includes those contracts which had expired with the Fall 2000 or Winter 2001 survey and the renewal of those contracts that will expire during the four year contract term. In addition to the radio ratings contracts, Arbitron has also entered into software and other ancillary service license agreements with Clear Channel. In addition, in August 2001, Arbitron also entered into a new five year license agreement with Citadel Communications. Citadel’s previous contract with Arbitron had expired at the end of 2000. Arbitron cannot make any assurances that it will retain current customers or attract new customers that would replace the revenue that could be lost if a key customer failed to renew its agreement with Arbitron.

     Arbitron recognizes revenue for products and services over the term of the license agreement as products and services are delivered. Direct costs associated with data collection and diary processing are expensed as incurred.

     The computations of basic and diluted net income per weighted average common share for the three month period ended September 30, 2001 are based on Arbitron’s weighted average shares of common stock and potentially dilutive securities outstanding, respectively. For the nine month period ended September 30, 2001, as well as periods ended prior to the Spin-off, the pro forma net income per weighted average common share computations are based in part, or entirely, upon Ceridian’s weighted average number of shares of Ceridian common stock and potentially dilutive securities outstanding. Arbitron has also presented EBITDA as supplemental information that management of Arbitron believes may be useful to some investors in evaluating Arbitron because it is widely used as a measure to evaluate a company’s operating performance before interest expense, as well as to evaluate its operating cash flow. EBITDA is calculated by adding back net interest expense, income tax expense, depreciation and amortization on property and equipment and amortization of goodwill and other intangible assets to net income. EBITDA should not be considered a substitute either for net income, as an indicator of Arbitron’s operating performance, or for cash flow, as a measure of Arbitron’s liquidity. In addition, because EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies.

Results of Operations

Comparison of the Three Months Ended September 30, 2001 to the Three Months Ended September 30, 2000

     The following table sets forth information with respect to the consolidated statements of income of Arbitron.

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

			Increase		Percentage of
	Three Months Ended		(Decrease)		Revenue
	September 30,
	2001	2000	Dollar	Percent	2001	2000

Revenue	$65,633	$58,395	$7,238	12.4%	100.0%	100.0%
Costs and expenses
Cost of revenue	19,668	16,219	3,449	21.3%	30.0%	27.8%
Selling, general and administrative	12,460	11,214	1,246	11.1%	19.0%	19.2%
Research and development	5,916	3,807	2,109	55.4%	9.0%	6.5%

Total costs and expenses	38,044	31,240	6,804	21.8%	58.0%	53.5%

Operating income	27,589	27,155	434	1.6%	42.0%	46.5%
Equity in net loss of affiliate	(1,393)	(1,729)	336	19.4%	(2.1%)	(3.0%)

Income before interest and income tax expense	26,196	25,426	770	3.0%	39.9%	43.5%
Interest income	240	—	240	100.0%	0.4%	0.0%
Interest expense	(5,188)	—	5,188	100.0%	(7.9%)	0.0%

Income before income tax expense	21,248	25,426	(4,178)	(16.4%)	32.4%	43.5%
Income tax expense	8,392	10,043	(1,651)	(16.4%)	12.8%	17.2%

Net income	$12,856	$15,383	$(2,527)	(16.4%)	19.6%	26.3%

Net income and pro forma net income per weighted average common share
Basic	$0.44	$0.53	$(0.09)	(17.0%)
Diluted	$0.43	$0.52	$(0.09)	(17.3%)
Other data:
EBITDA	$27,546	$26,510	$1,036	3.9%	42.0%	45.4%

     Revenue. Revenue increased 12.4% from $58.4 million for the three months ended September 30, 2000 to $65.6 million for the same period in 2001. RADAR accounted for 25% of the increase. Approximately 40% of the increase is related to an increase in the ratings subscriber base and escalations in multi-year customer contracts and contract renewals. Additionally, analytical software applications and qualitative services accounted for approximately 23% and 12% of the increase, respectively.

     Cost of Revenue. Cost of revenue increased 21.3% from $16 .2 million for the three months ended September 30, 2000 to $19.7 million for the same period in 2001, and increased as a percentage of revenue from 27.8% in 2000 to 30.0% in 2001. RADAR accounted for $0.7 million of the dollar increase. The remaining dollar increase of $2.7 million is attributed to increases in computer center costs, royalties and diary and data collection costs.

     Selling, General and Administrative. Selling, general and administrative expenses increased 11.1% from $11.2 million for the three months ended September 30, 2000 to $12.5 million for the same period in 2001 but decreased as a percentage of revenue from 19.2% in 2000 to 19.0% in 2001. RADAR expenses accounted for $0.3 million of the dollar increase. The remaining dollar increase of $0.9 million is attributed to certain variable costs, including marketing expenses related to the Webcast RatingsSM service, higher marketing communications costs and overall increases in selling expenses.

     Research and Development. Research and development increased 55.4% from $3.8 million during the three months ended September 30, 2000 to $5.9 million for the same period in 2001 and increased as a percentage of revenue from 6.5% in 2000 to 9.0% in 2001. RADAR accounted for $0.4 million of the dollar increase. Of the remaining $1.7 million dollar increase, approximately 60% of the increase is related to increased spending on new product development, related to the Portable People Meter (PPM) and the Webcast Ratings SM service with the remainder being attributed to product development and enhancement in the core services.

     Operating Income. Operating income increased 1.6% from $27.2 million for the three months ended September 30, 2000 to $27.6 million for the same period in 2001. Operating margin decreased from 46.5% in 2000 to 42.0% in 2001. The decline is attributed primarily to the increase in cost of revenue and research and development costs as a percentage of revenue.

     Equity in Net Loss of Affiliate. Equity in net loss of affiliate decreased 19.4% from $1.7 million for the three months ended September 30, 2000 to $1.4 million for the same period in 2001.

     Interest Expense. Of the $5.2 million of interest expense for the three months ended September 30, 2001, $5.0 million is related to the long-term debt incurred in connection with the Spin-off, and $0.2 million is related to interest on the deferred payment to the former owners of RADAR. Prior to the Spin-off, the Company had no debt, and therefore, no interest expense.

     Income Tax Expense. Arbitron’s effective tax rate was 39.5% for the three months ended September 30, 2000 and 2001.

     Net Income. Net income decreased 16.4% from $15.4 million for the three months ended September 30, 2000 to $12.9 million for the same period in 2001. The decrease was primarily attributed to interest expense on long-term debt outstanding since the Spin-off.

     EBITDA. EBITDA increased 3.9% from $26.5 million for the three months ended September 30, 2000 to $27.5 million for the same period in 2001.

Comparison of the Nine Months Ended September 30, 2001 to the Nine Months Ended September 30, 2000

     The following table sets forth information with respect to the consolidated statements of income of Arbitron.

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

			Increase		Percentage of
	Nine Months Ended		(Decrease)		Revenue
	September 30,
	2001	2000	Dollar	Percent	2001	2000

Revenue	$176,087	$159,593	$16,494	10.3%	100.0%	100.0%
Costs and expenses
Cost of revenue	58,352	53,286	5,066	9 .5%	33.2%	33.4%
Selling, general and administrative	35,625	33,190	2,435	7 .3%	20.2%	20.8%
Research and development	16,250	10,430	5,820	55.8%	9.2%	6.5%

Total costs and expenses	110,227	96,906	13,321	13.7%	62.6%	60.7%

Operating income	65,860	62,687	3,173	5 .1%	37.4%	39.3%
Equity in net income of affiliate	426	273	153	56.0%	0.2%	0.2%

Income before interest and income tax expense	66,286	62,960	3,326	5 .3%	37.6%	39.5%
Interest income	613	—	613	100.0%	0.4%	0.0%
Interest expense	(10,926)	—	10,926	100.0%	(6.2%)	0.0%

Income before income tax expense	55,973	62,960	(6,987)	(11.1%)	31.8%	39.5%
Income tax expense	22,108	24,869	(2,761)	(11.1%)	12.6%	15.6%

Net income	$33,865	$38,091	$(4,226)	(11.1%)	19.2%	23.9%

Net income per weighted average common share
Basic	$1.16	$1.31	$(0.15)	(11.5%)
Diluted	$1.15	$1.30	$(0.15)	(11.5%)
Other data:
EBITDA	$69,851	$66,123	$3,728	5 .6%	39.7%	41.4%

     Revenue. Revenue increased 10.3% from $159.6 million during the nine months ended September 30, 2000 to $176.1 million for the same period in 2001. RADAR accounted for 11% of the increase. Approximately 53% of the increase is related to an increase in the ratings subscriber base and escalations in multi-year customer contracts and contract renewals. Additionally, analytical software applications contributed approximately 22% of the increase, with the remaining growth being mainly attributed to qualitative services.

     Cost of Revenue. Cost of revenue increased 9.5% from $53.3 million for the nine months ended September 30, 2000 to $58.4 million for the same period in 2001, but decreased as a percentage of revenue from 33.4% in 2000 to 33.2% in 2001. RADAR accounted for $0.7 million of the dollar increase. The remaining dollar increase of $4.4 million is attributed to increases in computer center costs, royalties and diary and data collection costs.

     Selling, General and Administrative. Selling, general and administrative expenses increased 7.3% from $33.2 million for the nine months ended September 30, 2000 to $35.6 million for the same period in 2001 but decreased as a percentage of revenue from 20.8% in 2000 to 20.2% in 2001. RADAR accounted for $0.3 million of the dollar increase. The remaining $2.1 million increase in dollar amount is attributed to certain variable costs, including marketing expenses related to the upcoming Webcast Ratings SM service, higher marketing communications costs and overall increases in selling expenses.

     Research and Development. Research and development increased 55.8% from $10.4 million during the nine months ended September 30, 2000 to $16.3 million for the same period in 2001 and increased as a percentage of revenue from 6.5% in 2000 to 9.2% in 2001. RADAR accounted for $0.4 million of the dollar increase. Of the remaining $5.5 million dollar increase, approximately 64% is related to increased spending on new product development, related to the PPM and the Webcast RatingsSM service and 36% is attributed to product development and enhancement in the core services.

     Operating Income. Operating income increased 5.1% from $62.7 million for the nine months ended September 30, 2000 to $65.9 million for the same period in 2001. Operating margin decreased from 39.3% in 2000 to 37.4% in 2001. The operating margin decrease is due primarily to the increase in research and development costs as a percentage of revenue.

     Equity in Net Income of Affiliate. Equity in net income of affiliate increased 56.0% from $0.3 million for the nine months ended September 30, 2000 to $0.4 million for the same period in 2001.

     Interest Expense. Of the $10.9 million of interest expense for the nine months ended September 30, 2001, $10.7 million is related to the long-term debt incurred in connection with the Spin-off, and $0.2 million is related to interest on the deferred payment to the former owners of RADAR. Prior to the Spin-off, the Company had no debt, and therefore, no interest expense.

     Income Tax Expense. Arbitron’s effective tax rate was 39.5% for the nine months ended September 30, 2000 and 2001.

     Net Income. Net income decreased 11.1% from $38.1 million for the nine months ended September 30, 2000 to $33.9 million for the same period in 2001. The decrease was primarily attributed to interest expense on long-term debt outstanding since the Spin-off.

     EBITDA. EBITDA increased 5.6% from $66.1 million for the nine months ended September 30, 2000 to $69.9 million for the same period in 2001.

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

     Net cash provided by operating activities was $45.9 million and $40.2 million for the nine month periods ended September 30, 2001 and 2000, respectively, an increase of $5.7 million. The increase is largely due to the recovery of deferred tax assets, which produced additional cash flows of $19.5 million in 2001 over the same period in 2000. A decrease in net income lowered cash flow from operating activities by $4.2 million. The decrease in net income is primarily attributed to interest expense on debt incurred in connection with the Spin-off. An increase in accounts receivable lowered cash flow provided by operating activities by $10.3 million (largely related to the retroactive billing of the Clear Channel contract).

     Net cash used in investing activities was $17.2 million and $1.6 million for the nine month periods ended September 30, 2001 and 2000, respectively, an increase of $15.6 million. The increase is attributed to cash paid for acquired businesses of $13.3 million, and an increase in property and equipment additions of $2.4 million. During the nine months ended September 30, 2001, the Company paid the final installment of $3.0 million related to the Tapscan Worldwide business acquired in May 1998, and paid the first installment for the RADAR acquisition of $10.2 million. There were no cash payments for acquired businesses during the nine month period ended September 30, 2000. The increase in property and equipment additions is largely related to leasehold improvements for new and existing facilities, as well as hardware related to PPM and the Webcast RatingsSM service.

     Net cash used in financing activities was $13.7 million and $35.8 million for the nine month periods ended September 30, 2001 and 2000, respectively, a decrease of $22.1 million. The decrease is primarily related to cash distributions to Ceridian. Cash distributions to Ceridian during the nine month period ended September 30, 2000 were $35.8 million. On March 29, 2001, Arbitron borrowed $250.0 million, consisting of $50.0 million in senior notes and $200.0 million under a Credit Facility, and distributed the net proceeds to Ceridian in connection with the Spin-off. Net cash distributions to Ceridian for the nine month period ended September 30, 2001 were $236.0 million. During the nine month period ended September 30, 2001, Arbitron made discretionary payments of $25.0 million on the Credit Facility bringing the outstanding balance to $175.0 million as of September 30, 2001. During the nine month period ended September 30, 2000, Arbitron had no debt-related activity.

     The unused portion of the Credit Facility, $50.0 million as of September 30, 2001, is available to support Arbitron’s operations, however, it is subject to mandatory reduction provisions for the passage of time and for excess cash flow. The unused portion of the Credit Facility will be reduced by $25.0 million on March 30, 2002 in accordance with the mandatory reduction provisions, and it is likely that it will be further reduced on or after March 30, 2002 in accordance with the excess cash flow provisions.

     Under the terms of the Credit Facility, Arbitron is required to maintain leverage and coverage ratios and meet other financial conditions. The agreement restricts, among other things, Arbitron’s ability to sell assets, incur additional indebtedness, grant or incur liens on its assets, repay senior indebtedness, pay cash dividends, make certain investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations. Arbitron holds a derivative instrument as a hedge of its variable interest rate debt as indicated below under Item 3.

     Arbitron expects that cash flow generated from operations and available borrowings from its Credit Facility, if necessary, will be sufficient to support its operations and growth initiatives for the foreseeable future.

Seasonality

     Arbitron recognizes revenue for products and services over the terms of license agreements as products and services are delivered, and expenses are recognized as incurred. Arbitron gathers radio-listening data in approximately 285 local markets in the United States and Puerto Rico. All markets are measured at least twice per year (April, May, June, “Spring Survey,” and October, November, December, “Fall Survey”). In addition, major markets are measured two additional times per year (January, February, March, “Winter Survey,” and July, August, September “Summer Survey”). Arbitron’s revenue is generally higher in the first and third quarters as the result of the delivery of the Fall Survey and Spring Survey, respectively, to all markets compared to revenue in the second and fourth quarters when delivery of the Winter Survey and Summer Survey, respectively, is only delivered to major markets. Arbitron’s expenses are generally higher in the second and fourth quarters as the “Spring Survey” and “Fall Survey” are being conducted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Risk

     Following the Spin-off, Arbitron’s primary market risk is with respect to changes in interest rates. Effective with the Spin-off, Arbitron borrowed $200.0 million in floating rate debt under its Credit Facility. Borrowings under the facility bear interest at LIBOR or the lender’s base rate plus an applicable margin, as defined, between 2.0% and 2.75%.

     Arbitron entered into an interest rate swap contract effective on March 29, 2001 to hedge against rate fluctuations relating to its variable rate debt. The contract’s notional amount was $200.0 million at inception, and declines each quarter over the life of the contract in proportion to Arbitron’s estimated outstanding balance on its revolving credit agreement. Under the terms of the contract, Arbitron will pay a fixed rate of 5.02% and receive LIBOR, which resets every 90 days. The contract matures on March 31, 2005. As a result, Arbitron believes that it has sufficiently protected itself from interest rate changes. The effective rate on the debt was 7.52% for the three month period ended September 30, 2001.

Foreign Currency Risk

     Arbitron’s foreign operations are not significant at this time, and, therefore, Arbitron’s exposure to foreign currency risk is minimal.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No	Description

10.1	Customer Contract by and between Arbitron Inc. and Clear Channel Communications, Inc.

(b) Reports on Form 8-K

•	Arbitron filed a Current Report on Form 8-K on July 17, 2001 reporting the purchase of Radio’s All Dimension Audience Research (“RADAR”) from Statistical Research, Inc.

•	Arbitron filed a Current Report on Form 8-K on July 19, 2001 that included a press release reporting its second quarter 2001 earnings and a press release reporting the first ratings results for its Portable People Meter.

•	Arbitron filed a Current Report on Form 8-K on August 9, 2001 reporting that a multi-year ratings license agreement was reached with Clear Channel Radio.

•	Arbitron filed an amendment to a Current Report on Form 8-K on September 17, 2001, amending the Form 8-K filed on July 17, 2001 reporting the RADAR acquisition. The 8-K/A included financial statements of RADAR and pro forma financial information for Arbitron, not included in the original Form 8-K filed on July 17, 2001.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARBITRON INC.

By: /s/ WILLIAM J. WALSH William J. Walsh Executive Vice President of Finance and Planning and Chief Financial Officer

Date: November 12, 2001

EXHIBIT INDEX

Exhibit No	Description

10.1	Customer Contract by and between Arbitron Inc. and Clear Channel Communications, Inc.