Form 10-K405
period 2001-12-31
ARBITRON INC
filed 2002-03-22
CIK 109758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001 or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number: 1-1969

Arbitron Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-0278528 (I.R.S. Employer Identification No.)

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

None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the registrant’s voting stock as of March 12, 2002 (based upon the closing sale price of Arbitron’s common stock as reported by the New York Stock Exchange), excluding outstanding shares beneficially owned by executive officers and directors of Arbitron, was approximately $947,700,000.

Common stock, par value $0.50 per share, outstanding as of March 12, 2002 — 29,208,740 shares.

DOCUMENTS INCORPORATED BY REFERENCE
FORWARD-LOOKING STATEMENTS
PART I
ITEM 1. BUSINESS
Overview
Industry Background and Markets
Radio Audience Measurement Services
Software Applications
Local Market Consumer Information Services
Arbitron Cable Services
Arbitron Webcast Ratings
International Operations
Continental Research
Strategy
Customers, Sales and Marketing
Competition
Intellectual Property
Research and Development
Governmental Regulation
Employees
Business Risks
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Critical Accounting Policies
New Accounting Pronouncements
Results of Operations
Liquidity and Capital Resources
Seasonality
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Risk
Foreign Currency Risk
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ARBITRON INC. Consolidated Balance Sheets December 31, 2001 and 2000 (In thousands, except per share data)
ARBITRON INC. Consolidated Statements of Cash Flows Years Ended December 31, 2001, 2000 and 1999 (Dollars in thousands)
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
Restated Bylaws of Arbitron Inc.Effective 12/31/01
Amend. #1 to Executive Employment Agreement
Amend. #2 to the Executive Employment Agreement
Form of Executive Retention Agreement
Subsidiaries of Arbitron Inc.
Consent of KPMG LLP
Power of Attorney

Page No.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	58
ITEM 11. EXECUTIVE COMPENSATION	58
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	58
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	58
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	58
SIGNATURES	61

DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2002 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2001.

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations about future events, which Arbitron has derived from information currently available to it. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied in such forward-looking statements. These risks and uncertainties include whether we will be able to:

•	renew contracts with large customers as they expire;

•	successfully execute our business strategies, including timely implementation of our Portable People Meter service, as well as expansion of international operations;

•	effectively manage the impact of further consolidation in the radio industry;

•	keep up with rapidly changing technological needs of our customer base, including creating new products and services that meet these needs; and

•	realize the benefits we expect to achieve resulting from Ceridian’s completion of the reverse spin-off.

      Additional important factors known to Arbitron that could cause forward-looking statements to turn out to be incorrect are identified and discussed from time to time in Arbitron’s filings with the Securities and Exchange Commission, including in particular the risk factors discussed under the caption “ITEM 1. BUSINESS — Business Risks” in this Annual Report on Form 10-K.

      The forward-looking statements contained in this document speak only as of the date hereof, and Arbitron undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.  BUSINESS

      Arbitron Inc. is incorporated in Delaware, and was formerly known as Ceridian Corporation. Ceridian Corporation was formed in 1957; however, its predecessors began operating in 1912. Arbitron’s audience research business commenced in 1949. Arbitron’s principal executive offices are located at 142 West 57th Street, New York, New York 10019, and the telephone number is (212) 887-1300.

      Prior to March 30, 2001, Ceridian Corporation (“Ceridian”) was a publicly traded company whose principal lines of business were the human resource service businesses, the Comdata business, which provided transaction processing and regulatory compliance services for the transportation industry, and the radio audience measurement business.

      On March 30, 2001, Ceridian completed a reverse spin-off, which we refer to as the “spin-off.” In connection with the spin-off, the assets and liabilities associated with the human resource service businesses and Comdata subsidiaries were transferred to a newly formed company named “New Ceridian.” The radio audience measurement business stayed with Ceridian. Ceridian then distributed the stock of New Ceridian to all of Ceridian’s existing stockholders. As a result, New Ceridian is now a separate publicly traded corporation. In connection with the spin-off, Ceridian changed its name to Arbitron Inc. and effected a one-for-five reverse stock split, and New Ceridian changed its name to Ceridian Corporation. Because of the relative significance of the businesses transferred to New Ceridian, New Ceridian was considered the accounting successor to Ceridian for financial reporting purposes.

      The terms “Arbitron” or the “Company” as used in this document shall include Arbitron Inc. and its subsidiaries.

Overview

      Arbitron is an international media and marketing research firm primarily serving radio, broadcast television, cable companies, advertising agencies and advertisers in the United States, Mexico and Europe. Arbitron currently has four core businesses:

•	measuring radio audiences in local markets in the United States and Mexico;

•	providing application software used for accessing and analyzing media audience and marketing information data;

•	measuring national radio audiences and the audience size of network radio programs and commercials; and

•	providing qualitative survey research services to the radio, cable, broadcast television, outdoor media, magazine, newspaper and online industries.

      Arbitron provides radio audience measurement and related services in the United States to approximately 3,900 radio stations and 2,300 advertising agencies and advertisers. In approximately 285 local markets in the United States, Arbitron estimates the size and demographics of audiences of local radio stations and reports these estimates and related data to its customers. This information is used as a form of “currency” for media transactions in the radio industry. Radio stations use Arbitron’s data to price and sell advertising time, and advertising agencies and advertisers use Arbitron’s data in purchasing advertising time. Arbitron also provides software applications that give its customers access to Arbitron’s estimates resident in its proprietary database, and enables them to more effectively analyze and understand that information for sales, management and programming purposes.

      In addition to its core radio ratings service which provides primarily quantitative data, such as how many people are listening, Arbitron also provides qualitative data on listeners, viewers and readers that contains detailed socioeconomic information and information on what the respondents buy, where they shop and what forms of media they use. Arbitron provides these qualitative measurements of consumer demographics, retail behavior and media usage in approximately 264 local markets throughout the United States. Arbitron Cable provides qualitative audience descriptors to the local cable advertising sales organizations of cable companies. Arbitron Outdoor provides these qualitative measurements to outdoor media sales organizations. Arbitron’s prototype webcast service measures the audiences of audio and video content on the Internet, commonly known as “webcasts” or “streaming media.”

      In addition, Arbitron began measuring the Mexico City market in September 2001 and began providing radio audience measurement information and qualitative information for that market in February 2002.

      On July 2, 2001, Arbitron acquired all of the assets and assumed certain liabilities of the radio network audience measurement service business of Statistical Research, Inc. (“SRI”), known as Radio’s All Dimension Audience Research (“RADAR®”), a registered trademark of Arbitron. The RADAR service measures national radio audiences and the audience size of network radio programs and commercials.

      Through its Continental Research subsidiary, Arbitron provides media, advertising, financial, telecommunications and Internet research services in the United Kingdom and elsewhere in Europe.

      Arbitron’s quantitative radio audience measurement business and related software sales have historically accounted for a majority of its revenue. The radio audience measurement service and related software sales represented approximately 87 percent of Arbitron’s total 2001 revenue.

Industry Background and Markets

      Since 1965, Arbitron has delivered reliable and timely radio audience information collected from a representative sample of radio listeners to the radio industry. The presence of reliable, credible audience estimates in the radio industry has permitted radio stations to price and sell advertising time, and advertising agencies and advertisers to purchase advertising time. The Arbitron ratings have also become a valuable tool for use in radio programming, distribution and scheduling decisions.

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

      In addition to radio stations, Arbitron also markets its products and services to cable companies. Feedback from Arbitron’s cable customers suggests that the cable industry is in need of improved local measurement systems because current quantitative measurement methods, such as diaries and television meter-based measurement systems, have not provided sufficient sample sizes to adequately reflect the demographic audiences of the cable networks in a local market. Without solid measures of demographic audiences at the local market level, cable may not have been achieving its full potential of local and national advertising revenues. In response to this need, Arbitron provides cable companies with qualitative audience information and software programs that help cable companies show their advertisers that cable is a highly targeted and effective way to reach the people who purchase their products and services.

      In recent years, the Internet has presented radio stations and other broadcasters with a new media outlet and advertisers with an opportunity to target prospective consumers. The popularity and use of the Internet has increased dramatically within the last couple of years.

      Since 1998, Arbitron has conducted large scale national analyses of consumer interest and utilization of webcasting. Over a two-year period, these studies, which are conducted every six months, have demonstrated a significant growth in the usage of webcasting by the American consumer. Since 1998, the four-year trend for the percentage of Americans that have listened to radio stations over the Internet has surged from six percent to 25 percent. Arbitron believes these studies validate the rapid adoption of webcasting, thereby reinforcing the need for audience measurement of this new media. Arbitron is developing a webcast service to meet the industry need for credible audience measurement.

Radio Audience Measurement Services

      Arbitron provides radio audience measurement information in the United States to approximately 3,900 radio station customers. Arbitron estimates audience size and demographics in the United States for local radio stations, and reports these estimates and related data to its customers. This information is used as a form of “currency” for media transactions in the radio industry. Radio stations use Arbitron’s data to price and sell advertising time, and advertising agencies and advertisers use Arbitron’s data in purchasing advertising time.

      Collection of Listener Data. Arbitron uses listener diaries to gather radio listening data from sample households in approximately 285 United States local markets for which it currently provides radio ratings. Participants in Arbitron surveys are selected at random by telephone number. When participants (known as “diarykeepers”) agree to take part in a survey, they are mailed a small pocket-sized diary and asked to record their listening in it over the course of a seven-day period. Participants are asked to report in their diary what station(s) they are listening to, when they are listening and where they are listening, such as home, car, work or other place. Although survey periods are 12 weeks long, no one keeps his or her diary for more than seven days. Each diarykeeper receives his or her diary, instructions for filling it out and a small cash incentive. The incentive varies according to markets, and the range is $1.00 to $6.00 for each diarykeeper in the household. Diarykeepers mail their diaries to Arbitron’s operations center in Columbia, Maryland where Arbitron conducts a series of quality control checks, enters the information into its database and produces periodic audience measurement estimates. Arbitron processes more than 1.4 million diaries every year to produce its audience listening estimates. All markets are measured at least twice each year, and major markets are measured four times per year. Arbitron’s proprietary data regarding radio audience size and demographics is then provided to customers through multi-year license agreements.

      One of the challenges in measuring radio listening is to ensure that the composition of survey respondents is representative of the market being measured. Arbitron strives to achieve representative samples. For example, if 20 percent of a given market is composed of women aged 18 to 34, Arbitron works to ensure that 20 percent of the diarykeepers in the sample are women aged 18 to 34. Therefore, each diarykeeper’s listening will effectively represent not only the diarykeeper’s personal listening, but the listening of his or her demographic segment in the market overall. In striving to achieve representative samples, Arbitron provides enhanced incentives to certain demographic segments to encourage participation. In markets with high concentrations of Hispanic households, Arbitron also uses Spanish-language materials and interviewers to reach Spanish-speaking households.

      Arbitron has invested heavily in quality improvements for its radio audience measurement service. Since 1995, Arbitron has implemented programs designed to:

•	encourage high survey response rates;

•	increase samples by up to 70 percent in a majority of surveyed markets;

•	improve the sample representation of young men;

•	maintain proportional representation of African Americans and Hispanics;

•	increase survey frequency so that all markets are measured at least twice each year (spring and fall) and major markets are measured four times per year; and

•	add consumer and retail questions to its standard radio diary in 165 small markets.

      Portable People Meter. In response to a growing demand to develop a more efficient and less time-consuming method of recording listening and other data, Arbitron has developed a Portable People Meter system capable of measuring radio, television, cable, Internet streaming and satellite radio and television audiences. The Portable People Meter is a pager-sized device that is worn or carried by a survey participant throughout the day. It automatically detects inaudible codes that radio, broadcast television, cable, Internet and satellite radio and television providers embed in the audio portion of their programming using encoders provided by Arbitron. These proprietary codes identify the media that a participant is exposed to throughout the day without the person having to engage in manual recording activities. At the end of each day, the meter is placed into a base station that recharges the device and sends the collected codes to Arbitron for tabulation.

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

      During 1999, Arbitron tested the Portable People Meter in Manchester, England. The testing indicated that the Portable People Meter technology operated as intended and that survey participants carried the Portable People Meter with them to a degree that was satisfactory for the test. The test also indicated that television audience estimates made using the Portable People Meter were comparable to existing United Kingdom television audience measurements and comparisons of radio audience estimates were inconclusive.

      In October 2000, Arbitron began a United States market trial of the Portable People Meter. The initial deployment used 200-300 survey participants in the Wilmington, Delaware radio market, which is part of the Philadelphia television market. The Wilmington test measured media usage for radio, broadcast television and cable at the aggregate level. The audience measurement data results were reasonable for each media. The Portable People Meter technology operated within expectations and the survey participants were able to install equipment themselves and carried the Portable People Meter with them to a satisfactory degree. In the fourth quarter of 2001, Arbitron began the second phase of its United States trial in the Philadelphia television market. A panel of approximately 1,500 people was deployed in the first quarter of 2002. Arbitron expects to begin releasing prototype audience estimates at the radio and television station and cable network levels in the second quarter of 2002.

      On May 31, 2000, Arbitron entered into an agreement with Nielsen Media Research, Inc., a provider of United States television audience measurement services, under which Arbitron granted Nielsen Media Research an option to join Arbitron in the potential commercial deployment of the Portable People Meter on a nationwide basis in the United States. In the event Nielsen Media Research exercises the option, the parties would form a joint venture to commercially deploy and operate the business of utilizing the Portable People Meter for the collection of respondent listening and viewing information used to produce radio and television audience ratings. Recognizing that the successful commercial deployment of the Portable People Meter is uncertain and risky, at the present time, Arbitron believes that a joint venture with Nielsen Media Research creates a significantly greater likelihood of successful commercial deployment than other alternatives.

      The parties would each use the data generated by the jointly-deployed Portable People Meter in creating their own media measurement services. Generally, each company would be licensed to use the Portable People Meter data to create measurement services for particular media. The division of revenues from Internet data remains to be negotiated by the parties. The costs, expenses and capital expenditures for operating a joint venture would be shared by Arbitron and Nielsen Media Research based on the degree to which use of the

Portable People Meter displaces costs at each company. Arbitron would receive a royalty from Nielsen Media Research.

      Arbitron retains the right under the option agreement at any time to license, test and/or implement a commercial deployment of the Portable People Meter and the technology contained in the Portable People Meter outside of the United States. In the event Nielsen Media Research exercises its option to form the joint venture in the United States, Nielsen Media Research also has the option to purchase from Arbitron, at fair value, a portion of Arbitron’s interest in all audience measurement business activities arising out of the commercial deployment of the Portable People Meter and the technology contained in the Portable People Meter outside of the United States.

      Radio Market Report and Other Reports. Arbitron’s listening estimates are provided in a number of different reports that are published and licensed to its customers. The cornerstone of Arbitron’s radio audience measurement services is the Radio Market Report, which is currently available in approximately 285 United States local markets. The Radio Market Report provides audience estimates covering a wide variety of demographics and dayparts, which are time periods for which audience estimates may be reported, for the stations in a market which meet Arbitron’s minimum reporting standards. Each Radio Market Report contains more than 100,000 estimates to help radio stations, advertising agencies and advertisers understand who is listening to the radio, which stations they are listening to and the time and location of the listening.

      In addition to the Radio Market Report, Arbitron provides additional services, such as its Radio County Coverage Reports, Hispanic Radio Market Reports and Black Radio Market Reports. Radio County Coverage is an annual study that is published each spring and provides radio audience estimates for every county in the continental United States, plus metropolitan counties in Alaska and Hawaii. Radio County Coverage Reports are available by the county, by the state or for the whole country. Hispanic Radio Market Reports are available exclusively by tape access and are issued twice a year. Information is collected from bilingual diaries placed in Hispanic homes. Black Radio Market Reports provide radio listening estimates for African American audiences. Data is available by tape access either once or twice a year, depending on the market.

      RADAR. On July 2, 2001, Arbitron acquired all of the assets and assumed certain liabilities of RADAR, the radio network audience measurement service business of SRI. The RADAR service provides a measurement of national radio audiences and the audience size of network radio programs and commercials. The audience measurements are provided for a wide variety of demographics and dayparts for total radio listening and for 31 separate radio networks.

      Network audience estimates are created by merging the radio listening of selected survey respondents with the actual times that network programs and commercials are aired on each affiliated station. RADAR estimates are delivered via Arbitron’s PC 2010 software application, which includes a suite of products for sophisticated analysis of network audiences.

      This service is provided to radio networks and advertising agencies and network radio advertisers.

      At present, RADAR estimates are based on telephone interviewing using a 12-month 12,000-person telephone survey together with the industry-standard commercial clearance system. Arbitron will convert RADAR to a diary based methodology that would provide larger sample sizes to customers by combining Arbitron’s existing diary sampling process with the RADAR network commercial clearance system.

Software Applications

      In addition to its reports, Arbitron also licenses software applications that provide its customers access to Arbitron’s estimates resident in Arbitron’s proprietary database, and enables them to more effectively analyze and understand that information for sales, management and programming purposes. Arbitron plans to develop applications which will enable customers to link the estimates in Arbitron’s database with information from other databases (such as product purchasing behavior). These services would enable customers to further refine sales strategies and compete more effectively for advertising dollars.

      Arbitron’s Tapscan family of software solutions, which Arbitron acquired in 1998 from Tapscan, Incorporated, are used by many radio stations, advertising agencies and advertisers. The Tapscan software is one of the advertising industry’s leading radio analysis applications. It can help to create colorful charts and graphs that make complicated information more usable to potential advertisers. Other features include prebuy research including frequency-based tables, cost-per-point analysis, hour-by-hour and trending, use of respondent-level radio data, automatic scheduling and goal tracking, instant access to station format and contact information. Another Tapscan service, QualiTAPSM, a service mark of Arbitron, is also made available under a licensing arrangement with Tapscan, Incorporated to television and cable outlets in the United States.

      Other key software applications Arbitron offers its radio clients are the Maximi$er®, a registered mark of Arbitron, service for radio stations and the Media ProfessionalSM, a service mark of Arbitron, service for advertising agencies and advertisers. Both of these software applications offer respondent-level database access, which allows radio stations, advertising agencies and advertisers to customize survey areas, dayparts, demographics and time periods to support targeted marketing strategies. The Maximi$er service includes a Windows-based application that accesses a market’s entire radio diary database on a client’s personal computer. Radio stations use the Maximi$er service to produce information about their station and programming not available in Arbitron’s published Radio Market Reports. The Media Professional service is designed to help advertising agencies and advertisers plan and buy radio advertising time quickly, accurately and easily. The easy-to-use software integrates radio planning and buying into one comprehensive research and media buying tool. It allows advertising agencies and advertisers to uncover key areas critical to the buying process, including determining the most effective media target, understanding market trends, and identifying potential new business. The MapMAKERSM, a service mark of Arbitron, service analyzes where the radio audience lives and works to provide detailed maps and reports. Program directors can use this service to better understand their listeners and better target their promotional efforts. Arbitron’s PD Advantage®, a registered mark of Arbitron, service offers radio station program directors the ability to create a variety of reports that help analyze the market, the audience and the competition.

Local Market Consumer Information Services

      In its core radio ratings service Arbitron provides primarily quantitative data, such as how many people are listening. Arbitron also provides qualitative data to radio stations, cable companies, television stations, outdoor media, magazine and newspaper publishers, advertising agencies and advertisers. The qualitative data on listeners, viewers and readers provides more detailed socioeconomic information and information on what respondent’s buy, where they shop and what forms of media they use. Arbitron provides these measurements of consumer demographics, retail behavior and media usage in approximately 264 local markets throughout the United States.

      Arbitron provides four qualitative services tailored to fit a customer’s specific market size and marketing requirements:

•	Scarborough Report, which is offered in larger markets;

•	RetailDirect®, a registered mark of Arbitron, which is available in medium markets; and

•	Qualitative Diary Service and LocalMotion®, a registered mark of Arbitron, which are offered in smaller markets.

      Each service profiles a market, the consumers and the media choices in terms of key characteristics. These four services cover the major retail and media usage categories. Arbitron provides training and support services that help its customers understand and use the local market consumer information Arbitron provides them.

      Scarborough Report. The Scarborough service is provided through a joint venture between Arbitron and VNU Marketing Information, Inc., in which Arbitron has a 50.5 percent interest. The Scarborough service provides detailed information about media usage, retail and shopping habits, demographics and lifestyles in 75 large United States markets, utilizing a sample of consumers in the relevant markets. Scarborough data features more than 500 retail and lifestyle characteristics, which can help radio stations, television stations, cable companies, advertising agencies and advertisers, newspaper and magazine publishers and outdoor media provide an in-depth profile of their consumers. Examples of Scarborough categories include retail shopping (e.g., major stores shopped or purchases during the past 30 days), auto purchases (e.g., plan to buy new auto or truck), leisure activities (e.g., attended sporting event) and personal activities (e.g., golfing). Media information includes broadcast and cable television viewing, radio listenership, newspaper readership by section, magazine readership and yellow pages usage. This information is provided twice each year to newspapers, radio and television broadcasters, cable companies, outdoor media, advertising agencies and advertisers in the form of the Scarborough Report. Arbitron is the exclusive marketer of the Scarborough Report to radio broadcasters, cable companies and outdoor media. Arbitron also markets the Scarborough Report to advertising agencies and advertisers on a shared basis with VNU Marketing Information, Inc. VNU Marketing Information, Inc. markets the Scarborough Report to television broadcasters, newspapers and magazines.

      RetailDirect. Arbitron’s RetailDirect service is a locally oriented, purchase data and media usage research service provided in approximately 24 mid-sized United States markets. This service, which utilizes diaries and telephone surveys, provides a profile of the audience in terms of local media, retail and consumer preferences so that local radio and television broadcasters, outdoor media, and cable companies have information to help them develop targeted sales and programming strategies. Retail categories include automotive, audio-video, furniture and appliances, soft drinks and beer, fast food, department stores, grocery stores, banks and hospitals. Media usage categories include local radio, broadcast television, local network cable, outdoor media, newspapers, yellow pages and advertising circulars.

      Qualitative Diary Service. Arbitron’s Qualitative Diary Service collects consumer and media usage information from Arbitron radio diarykeepers in approximately 165 smaller United States markets. The same people who report their radio listenership in the market also answer over 20 product and service questions. Consumer behavior information is collected for key local market retail categories, such as automotive sales, grocery, fast food, furniture and bedding stores, beer, soft drinks and banking. The Qualitative Diary Service also collects information about other media, such as television news viewership, cable television viewing, outdoor media exposure and newspaper readership.

      LocalMotion. LocalMotion, formerly known as RetailDirect Lite, provides detailed information about demographics, retail and shopping habits and lifestyles of cable subscribers. This qualitative service for cable companies is available in 165 markets. Offering personal viewing information on 15 different cable networks, LocalMotion provides information, such as what percentages of a retailer’s customers and prospects have cable television, what cable networks its customers are watching and other socioeconomic data.

Arbitron Cable Services

      Arbitron has expanded its local market consumer information services to media other than radio, including cable television. Feedback from Arbitron’s cable customers suggests that the cable industry is in need of improved local measurement systems because current quantitative measurement methods, such as diaries and television meter-based measurement systems, have not provided sufficient sample sizes to adequately reflect the demographic audiences of the cable networks in a local market. Without solid measures of demographic audiences at the local market level, cable may not have been achieving its full potential of local and national advertising revenues. In response to this need, Arbitron Cable provides cable companies with qualitative audience information and software programs that help cable companies show advertisers that cable is a highly targeted and effective way to reach the people who purchase their products and services. Arbitron has also developed its Portable People Meter, which is designed to measure the multitude of channels available over cable.

      Arbitron believes that its Portable People Meter technology is well suited for the cable industry. Arbitron expects that its Portable People Meter will provide a reliable, accepted local audience measurement service for the cable industry. Arbitron also envisions that the Portable People Meter data could be linked to consumer/ client databases to optimize cable campaigns to enhance local/ national spot sales efforts; validate audiences of national cable networks, regional sports and entertainment channels and local origination channels; provide valuable insights into local audience size and demographics of cable networks; deliver targeted schedule recommendations for cross-channel promotional campaigns; maximize the promotional and advertising sales power of local cable channels; and provide in-depth information on the electronic media usage of cable subscribers for media planning. If a joint venture with Nielson Media Research is formed, it is anticipated that Nielson Media Research would be licensed to use the Portable People Meter data to provide audience measurement services to cable companies in the United States.

Arbitron Webcast Ratings

      Arbitron’s prototype Webcast RatingsSM, a service mark of Arbitron, service would measure the audiences of audio and video content on the Internet, commonly known as “webcasts” or “streaming media.” Arbitron’s Webcast Ratings service has been in operation as a pilot service since October 1999. According to an Arbitron study, as of January 2002, 80 million Americans have experienced Internet audio and video, and 40 million Americans or 17 percent of all consumers are listening and watching streaming media over the Internet in a typical month. Arbitron’s Webcast Ratings service would help webcasters “monetize” their Internet business models by enabling them to demonstrate the size and value of their online audience, to advertising agencies and advertisers who require independent and credible audience measurement information to justify their advertising expenditures and to make informed media planning and buying decisions.

International Operations

      Arbitron’s international operations consist primarily of its Continental Research subsidiary, which operates in the United Kingdom and elsewhere in Europe. In addition, Arbitron provides radio audience measurement and qualitative services in Mexico City. Arbitron has also entered into agreements with international media information services companies to license Arbitron’s Portable People Meter technology.

          Continental Research

      Through its Continental Research subsidiary, Arbitron provides media, advertising, financial, telecommunications and Internet research services in the United Kingdom and elsewhere in Europe.

      Media. Continental Research’s media clients cover the full spectrum of traditional and new media, with particular strength in the television and radio markets. Its media services include measuring audiences, evaluating existing services and building forecasting models.

      Advertising. Continental Research evaluates every stage of the advertising process: from strategy development, creative development, pre-campaign testing, pre and post advertising and tracking, and on-air coincidental studies, to analysis of those responding to the campaign, and those converting to purchase.

      Financial. Continental Research’s experience in business to business financial research ranges from new product development to market measurement to advertising tracking. When conducting financial research and other business and consumer studies, Continental Research uses The Million Plus Panel, which comprises a pool of approximately 3.7 million United Kingdom residents and holds up to 3,000 demographic, lifestyle and purchasing details for each resident.

      Telecommunications and Internet. Continental Research’s telecommunications and Internet projects have ranged from local area markets to multi-national markets and have examined pricing, promotion, billing, product differentiation, advertising effectiveness, distribution systems, customer satisfaction, market estimation and new product development research.

          Mexico

      Arbitron began measuring the Mexico City, Mexico market in September 2001 and began providing radio and measurement information and qualitative information for that market in February 2002.

      The Arbitron Mexico City radio audience measurement service provides audience estimates covering a wide variety of demographics and dayparts. The Mexico City service also provides qualitative information concerning consumer and media usage.

      In addition to Mexico City, Arbitron has proposed to Mexican broadcasters, advertising agencies and advertisers, a syndicated radio ratings service for other markets.

          Other International Operations

      Arbitron has entered into agreements with international media information services companies, such as Taylor Nelson Sofres, a United Kingdom company, and BBM Bureau of Measurement, a Canadian audience measurement service, to license Arbitron’s Portable People Meter technology.

Strategy

      Arbitron’s objectives are to grow its radio audience measurement business and to expand its audience measurement services to a broader range of media types, including broadcast television, cable, outdoor media, satellite radio and television and webcasting. Key elements of Arbitron’s strategy to pursue these objectives include:

•	Continue to invest in quality improvements in its radio audience measurement service and seek opportunities to further expand the business. Arbitron intends to continue to invest in quality improvements in its radio audience measurement services and in new software-based information applications. Additionally, Arbitron believes that a growth opportunity exists in the advertiser market and intends to seek to expand its customer base of advertisers by developing and marketing new information services designed to assist corporate advertisers in implementing targeted marketing strategies.

•	Build on Arbitron’s experience in the radio audience measurement industry and its new Portable People Meter technology to expand into measurement services for other types of media, such as broadcast television, cable, the Internet and satellite delivered radio and television. Arbitron is prototyping a webcast ratings service that measures the audiences of audio and video webcasts. Arbitron intends to enter into agreements with third parties to assist with the marketing, technical and financial aspects of expanding into measurement services for other types of media.

•	Develop and commercialize the next generation data collection and processing technique. Arbitron’s businesses require sophisticated data collection and processing systems, software and other technology. The collection of Arbitron’s survey respondent information is dependent on individuals keeping track of their listening, viewing and reading activities in diaries. The technology underlying the media measurement industry is undergoing rapid change, and Arbitron will need to continue to develop and refine its techniques for data collection and processing to accommodate these changes. The development of Arbitron’s Portable People Meter is in response to a growing demand for more efficient methods for measuring audiences. Eventually, Arbitron hopes to develop an integrated measurement service that will measure all media from a single source, enabling media buyers to make multi-media decisions in an integrated fashion.

•	Expand international licensing of Portable People Meter technology. Arbitron continues to explore opportunities that would facilitate the licensing of its Portable People Meter technology internationally into selected international regions, such as Western Europe, Latin America and the Asia/Pacific regions. Arbitron believes there is a demand for quality audience information internationally from global advertisers, from United States broadcasters who have acquired broadcasting interests in other countries and from an increasing number of private commercial broadcasters in other countries. International advertising markets operate similarly to the United States advertising market. Multi-national advertising agencies and advertisers tend to set the standards for measurement around the world, and often the lead has come from the United States.

Customers, Sales and Marketing

      Arbitron’s customers are primarily radio stations, cable companies, advertising agencies and corporate advertisers. As of December 31, 2001, Arbitron provided its radio audience measurement and related services to approximately 3,900 radio stations and 2,300 advertising agencies and advertisers nationwide under contracts that generally vary in length from one to seven years. In recent years, a small number of enterprises have greatly expanded their holdings of United States radio broadcasters, and this consolidation of ownership is continuing. As a result of consolidation of United States radio broadcasters, Clear Channel Communications, Inc. and Infinity Broadcasting Corp. represented approximately 23 percent and 11 percent, respectively, of Arbitron’s revenue in 2001. Although the industry consolidation that has led to the increased concentration of Arbitron’s customer base could put pressure on the pricing of Arbitron’s radio ratings service, it has also contributed to an increase in the number of stations subscribing to the ratings service, as stations have become Arbitron customers upon their acquisition by larger broadcasting groups. It has also been Arbitron’s experience that stations which are part of larger broadcasting groups are somewhat more likely to purchase Arbitron’s analytical software applications and other services in addition to its core ratings service. Furthermore, Arbitron believes that it is well positioned to provide new products and services to meet the emerging needs of large broadcasting groups.

      Through Arbitron’s Portable People Meter technology and its webcast service, Arbitron is seeking to expand its constituency beyond traditional broadcasters, such as radio stations, to new media, such as cable television, satellite radio and television, and Internet audio and video webcasters. As of December 31, 2001, Arbitron provided its qualitative measurement and related services to approximately 172 local cable systems.

      Arbitron markets its products and services in the United States through a direct sales force of approximately 76 sales account representatives and 27 trainers operating through offices in seven cities around the United States.

      Arbitron has entered into a number of agreements with third parties to assist in marketing and selling its products and services in the United States. For example, Tapscan, Incorporated, which is an entity that is not affiliated with Arbitron, distributes, on an exclusive basis, Arbitron’s QualiTAP software to the television and cable industries in the United States.

      Arbitron supports its sales and marketing efforts through the following promotional efforts:

•	Gathering and publishing studies on emerging trends in the radio, streaming media and other media industries as well as the media habits of radio listeners and television, cable and Internet viewers, which studies are available for no charge on Arbitron’s web site (http://www.arbitron.com);

•	Advertising in a number of key industry publications, including Inside Radio, Radio and Records, MediaWeek, Broadcasting and Cable, and Mulitichannel News;

•	Providing direct marketing programs directed toward radio stations, cable companies, advertising agencies and corporate advertisers;

•	Promoting Arbitron and the industries Arbitron serves through a public relations program aimed at the broadcasting, outdoor media, Internet, advertising and marketing trade press as well as select local and national consumer and business press;

•	Participating in key industry forums and interest groups, such as the Advertising Research Foundation, The American Association of Advertising Agencies, National Association of Broadcasters, The Television Bureau of Advertising, Cable Advertising Bureau, Women in Cable Television, Cable & Telecommunications Association for Marketing, and Outdoor Advertising Association as well as Internet roundtables and many state and local advertising and broadcaster associations;

•	Maintaining a significant presence at major industry conventions, such as those sponsored by the National Association of Broadcasters and Radio Advertising Bureau; and

•	Being a founding member of Radio Advertising Effectiveness Lab, an industry association providing information about the effectiveness of radio advertising.

      Internationally, Arbitron markets its services through approximately 14 research executives operating through Continental Research’s office in the United Kingdom. Arbitron has recently expanded its international sales and marketing efforts to other countries, such as Western Europe, Latin America and the Asia/ Pacific regions. Additionally, Arbitron has entered into agreements with international media information services companies, such as Taylor Nelson Sofres, to license Arbitron’s technology.

Competition

      Arbitron competes in some small markets in the radio audience measurement business with Eastlan Resources. Arbitron competes in Mexico in the radio audience measurement business with IBOPE Mexico and INRA International Research Mexico.

      Arbitron competes with a large number of other providers of applications software, qualitative data and proprietary qualitative studies used by broadcasters, cable companies, advertising agencies and advertisers. These competitors include Strata Marketing Inc., Marketing Resources Plus (a division of VNU), AirWare RSS and Telmar Information Services Corp. in the area of applications software, and The Media Audit (a division of International Demographics, Inc.), Simmons Research Bureau, and Mediamark Research Inc. (MRI) in the area of qualitative data. Arbitron competes with these companies primarily on the basis of ease of use, reliability, end user experience and price. Arbitron is also aware of at least two companies, Telecontrol AG and The Pretesting Company, that are in the process of developing technologies that may compete with Arbitron’s Portable People Meter.

      Arbitron also competes with a number of companies in the webcast and Internet audience measurement industry, namely MeasureCast, Inc., Jupiter Media Metrix, Inc. and NetRatings, Inc. The market for webcast ratings and Internet audience measurement is new and rapidly evolving and is competitive. As the demand for webcasting and Internet measurement information increases, Arbitron expects competition in this area to intensify, especially given the pressure to create a uniform standard upon which companies will make meaningful decisions regarding online advertising. Arbitron believes that the principal competitive factors in this market are reliability, timeliness, the breadth and depth of measurement services offered, the ability to provide quality analytical services derived from the audience measurement information, end user experience and price.

      Some of Arbitron’s competitors may have greater financial, marketing, distribution and technical resources than Arbitron. Arbitron believes that its future growth and success will be dependent on its ability to compete with these and any other competitors and to design, develop and commercialize new products and services that address the industry needs for more efficient methods of data collection and processing and broader media measurement techniques. Arbitron cannot assure success in that competition.

Intellectual Property

      Arbitron relies on a combination of patents, copyrights, trademarks, service marks and trade secret laws, license agreements and other contractual restrictions to establish and protect its proprietary rights in its products and services. In the United States, Arbitron has been granted 23 patents and has six patent applications pending. Internationally, Arbitron has been granted 117 patents and has 74 patent applications pending. Arbitron’s patents primarily relate to its data collection and processing systems and software and its Portable People Meter.

      Arbitron’s audience listening estimates are original works of authorship and are copyrightable under the federal copyright laws in the United States. Arbitron registers two core reports that contain the estimates, the Radio Market Report and the Radio County Coverage Report. The Radio Market Report is published either quarterly or semi-annually, depending on the Arbitron market surveyed, while the Radio County Coverage Report is released annually. Arbitron seeks copyrights for every Radio Market Report, for every survey and for each of the markets measured by Arbitron and each Radio County Coverage Report for every state in the United States. Arbitron also seeks copyright protection for its proprietary software and for databases comprising the Radio Market Report and other services containing its audience estimates and respondent level data. Prior to the publication of the printed Arbitron reports and release of the software containing the respondent level data, Arbitron registers its databases under the United States federal copyright laws. Arbitron’s proprietary data regarding audience size and demographics is provided to customers through multi-year license agreements.

      A number of Arbitron’s services are marketed under United States federally registered trademarks that are helpful in creating recognition in the marketplace. Some of Arbitron’s registered trademarks and service marks include: the Arbitron name and logo, Maximi$er, RetailDirect and RADAR. Arbitron has a pending trademark application for Arbitron PPM. Arbitron also has a number of common law trademarks, including Media Professional, QualiTAP, MediaMaster, Prospector and Schedule It. Arbitron has registered its name as a trademark in the United Kingdom, Mexico, the European Community and Japan and is exploring the registration of its marks in other foreign countries.

      The laws of some countries might not protect Arbitron’s intellectual property rights to the same extent as the laws of the United States. Effective patent, copyright, trademark and trade secret protection may not be available in every country in which Arbitron markets or licenses its products and services.

      Arbitron believes its success depends primarily on the innovative skills, technical competence and marketing abilities of its personnel. Arbitron enters into confidentiality and assignment of inventions agreements with substantially all of its employees and enters into non-disclosure agreements with its suppliers and customers to limit access to and disclosure of its proprietary information.

      Arbitron must guard against the unauthorized use or misappropriation of its audience estimates, databases and technology by third parties. There can be no assurance that the copyright laws and other statutory and contractual arrangements Arbitron currently depends upon will provide it sufficient protection to prevent the use or misappropriation of its audience estimates, databases and technology or deter independent third party development of competing information and technologies. The failure to protect Arbitron’s proprietary information and intellectual property rights, and in particular, its audience estimates and databases, could severely harm Arbitron’s business.

      In addition, claims by third parties that Arbitron’s current or future products or services infringe upon their intellectual property rights may harm Arbitron’s business. Intellectual property litigation is complex and expensive, and the outcome of this litigation is difficult to predict. Arbitron has in the past been involved in litigation relating to the enforcement of its copyrights covering its radio listening estimates. Although Arbitron has generally been successful in these cases, there can be no assurance that the copyright laws and other statutory and contractual arrangements Arbitron currently depends upon will provide it sufficient protection to prevent the use or misappropriation of its audience estimates, databases and technology in the future. Arbitron was also involved in the successful defense of a patent infringement claim relating to its Portable People Meter. In 1993, The Pretesting Company sued Arbitron alleging infringement of one of The Pretesting Company’s patents. Arbitron denied the claims. The court found that The Pretesting Company patent was invalid and the infringement case was dismissed. An appeal to the Federal Court of Appeals upheld the lower Court’s judgment in Arbitron’s favor. Any future litigation, regardless of outcome, may result in substantial expense to Arbitron and significant diversion of its management and technical personnel. Any adverse determination in any litigation may subject Arbitron to significant liabilities to third parties, require Arbitron to license disputed rights from other parties, if licenses to these rights could be obtained, or require Arbitron to cease using the technology.

Research and Development

      Arbitron’s research and development activities have related primarily to the design and development of its data collection and processing systems and software applications, Arbitron’s Portable People Meter and its proposed webcast service. Arbitron expects that it will continue to spend money on research and development activities over the next several years, particularly in light of the rapid technological changes affecting its business. The majority of the investment effort and spending will be dedicated to improving the quality and efficiency of Arbitron’s data collection and processing systems, developing new software applications that will assist Arbitron’s customers in realizing the full potential of Arbitron’s audience measurement services, developing Arbitron’s Portable People Meter technology and its webcast technology, and developing a single source service that will be able to measure audience and other information from a number of different forms of media. As of December 31, 2001, Arbitron employed approximately 187 employees dedicated to research and development.

Governmental Regulation

      Arbitron’s Portable People Meter has been certified to meet Federal Communications Commission requirements relating to emissions standards and standards for modem connectivity. Additionally, all Portable People Meter equipment has been certified to meet the safety standards of Underwriter’s Laboratories (commonly referred to as UL) as well as Canadian and European safety standards, except for the digital encoder which is currently in the UL approval process.

      Arbitron’s media research activities are regulated by the United States Federal Trade Commission in accordance with a Decision and Order issued in 1962 to CEIR, Inc., a predecessor company. This order originally arose in connection with the television ratings business and Arbitron believes that today it applies to all of Arbitron’s media measurement services. The order requires full disclosure of the methodologies used by Arbitron and prohibits Arbitron from making representations in selling or offering to sell an audience measurement service without proper qualifications and limitations regarding probability sample, sampling error and accuracy or reliability of data. It prohibits Arbitron from making statements that any steps or precautions are taken to assure the proper maintenance of diaries unless such steps or precautions are in fact taken. It also prohibits Arbitron from making overly broad statements regarding the viewing a diary reflects. The order further prohibits Arbitron from representing the data as anything other than estimates and making a statement that the data is accurate to any precise mathematical value. The order requires that Arbitron make affirmative representations in its reports regarding non-response by survey participants and the effect of this non-response on the data, the hearsay nature of a survey participant’s response, the fact that projections have been made, and the limitations and deficiencies of the techniques or procedures used. Arbitron believes that it has conducted and continues to conduct its radio audience measurement services in compliance with the order.

      Arbitron’s radio audience measurement service is accredited by and subject to the review of the Media Rating Council (“Council”). The Council is an industry organization created to assure high ethical and operational standards in audience measurement research. Arbitron’s radio ratings service has been accredited by the Council since 1968. To merit continued accreditation of its ratings services, Arbitron must: (1) adhere to the Council’s Minimum Standards for Media Rating Research; (2) supply full information to the Council regarding details of its operations; (3) conduct its media measurement services substantially in accordance with representations to its subscribers and the Council; and (4) submit to, and pay the cost of, thorough annual audits of accredited Arbitron services by certified public accounting firms engaged by the Council.

Employees

      As of December 31, 2001, Arbitron employed approximately 763 people on a full-time basis and 319 people on a part-time basis in the United States and approximately 33 people on a full-time basis and 405 people on a part-time basis internationally. None of Arbitron’s employees are covered by a collective bargaining agreement. Arbitron believes its employee relations are good.

Business Risks

              Risk Factors Relating to Arbitron’s Businesses and the Industry in Which Arbitron Operates

      Arbitron’s business, financial condition and operating results are dependent on the performance of its radio audience measurement business.

      Arbitron’s quantitative radio audience measurement service and related software sales represented approximately 87 percent of Arbitron’s total revenue for 2001. Even if Arbitron is successful in launching its proposed Portable People Meter services and its webcast service, Arbitron expects that sales of its radio audience measurement service and related software will continue to represent a substantial portion of

Arbitron’s revenue for the foreseeable future. Any factors adversely affecting the pricing of, demand for or market acceptance of Arbitron’s radio audience measurement service and related software, such as competition, technological change or consolidation in the radio industry, could significantly harm Arbitron’s business, financial condition and operating results.

      Technological change may render Arbitron’s products and services obsolete.

      Arbitron expects that the market for its products and services will be characterized by rapidly changing technology, evolving industry standards, frequent new product and service announcements and enhancements and changing customer demands. The introduction of new products and services embodying new technologies and the emergence of new industry standards could render existing products and services obsolete. Arbitron’s continued success will depend on its ability to adapt to rapidly changing technologies and to improve the performance, features and reliability of its products and services in response to changing customer and industry demands. Arbitron may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of its products and services. Arbitron’s new products and services, or enhancements to its existing products and services, such as its proposed Portable People Meter service and its webcast services, may not adequately meet the requirements of its current and prospective customers or achieve any degree of significant market acceptance.

      Consolidation in the radio broadcasting industry has led to Arbitron’s increasing dependence on key customers. The loss of a key customer would significantly reduce Arbitron’s revenue.

      The continuing consolidation in the radio broadcasting industry has led to Arbitron’s increasing dependence on a limited number of key customers. The loss of a key customer would significantly reduce Arbitron’s revenue. In 2001, Clear Channel Communications, Inc. and Infinity Broadcasting Corp., represented approximately 23 percent and 11 percent, respectively, of Arbitron’s revenue. Arbitron’s agreements with these customers are not exclusive and contain no renewal obligations.

      In August 2001, Arbitron entered into four year License Agreements with Clear Channel, effective January 1, 2001, to provide audience estimates, software and other ancillary services to Clear Channel radio stations in 185 markets. Contracts with Infinity Broadcasting, which collectively accounted for nine percent of Arbitron’s revenue in 2001, expired at the end of 2001 and renewal negotiations with Infinity Broadcasting commenced during the fourth quarter of 2001. Arbitron cannot give any assurances that it will renew Infinity Broadcasting or attract new customers that could replace the revenue that would be lost if a key customer failed to renew its agreement with Arbitron. The loss of a key customer would materially harm Arbitron’s business and operating results.

      Consolidation in the radio broadcasting industry may put pressure on the pricing of Arbitron’s radio audience measurement service and related software sales, thereby leading to decreased earnings.

      The continuing consolidation in the radio broadcasting industry could put pressure on the pricing of Arbitron’s radio audience measurement service and related software sales, from which Arbitron derives a substantial majority of its total revenue. Arbitron prices its radio audience measurement service and related software applications on a per radio station, per service or product basis, negotiating licenses and pricing with the owner of each radio station or group of radio stations. Consolidation in the radio broadcasting industry could have the effect that the greater the number of radio stations owned and the greater the number of services and applications purchased by a radio station owner, the more likely the owner is to seek discounts from Arbitron. While Arbitron has experienced some success in offsetting the revenue impact of any pricing pressure through effective negotiations and by providing radio audience measurement services and additional software applications and other services to additional stations within a radio group, there can be no assurance as to the degree to which Arbitron will be able to continue to do so, which could have a material adverse effect on its financial condition and operating results.

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

      Arbitron expects to invest in the development and commercialization of its Portable People Meter technology and a webcast service, neither of which may be successfully developed nor commercialized. The diversion of Arbitron’s resources to these technologies could adversely affect Arbitron’s operating results.

      Arbitron expects to continue to invest in the development of its Portable People Meter, which is a technology that measures radio, television, cable, Internet streaming and satellite radio and television audiences. In the fourth quarter of 2001, Arbitron began the second phase of its United States trial in the Philadelphia television market. Arbitron also expects to invest in the development of the webcast ratings service that measures the audiences of audio and video webcasts. Media webcast advertising may not develop to be significant enough for the market to sustain a ratings service. The Portable People Meter technology and the webcast service may never be successfully developed or commercialized. The diversion of Arbitron’s resources to the development and commercialization of the Portable People Meter service and the webcast service may adversely affect Arbitron’s operating results.

      In addition, clients may not support Arbitron’s conversion to a Portable People Meter based audience measurement service, which may include refusing to encode their broadcasts and not agreeing to any increases in license fees.

      The approval by the Librarian of Congress of the Copyright Arbitration Royalty Panel’s report recommending implementation of royalties and license fees connected with the performance of certain entertainment by means of webcasting may affect the market for webcast services.

      On February 20, 2002, the Copyright Arbitration Royalty Panel (“CARP”) issued its report proposing among other things, that commercial and noncommercial broadcasters who stream their over-the-air signals and Internet-only webcasters pay performance royalties and license fees. The CARP report will be reviewed by the United States Copyright Office, which will recommend to the Librarian of Congress whether to accept, reject or modify the rates and terms set forth in the report. The Librarian must accept or reject the report no later than May 21, 2002. If the CARP report is accepted by the Librarian as is, the new royalties and licensing fees imposed may make webcasting of certain entertainment prohibitively expensive and impractical for commercialization, thereby reducing the market for webcast services.

      Nielsen Media Research, Inc. may decide not to exercise its option to join Arbitron and share in the potential deployment of the Portable People Meter on a nationwide basis, which could adversely affect the commercial success of the Portable People Meter and could adversely affect the future growth of Arbitron’s business.

      On May 31, 2000, Arbitron entered into an agreement with Nielsen Media Research, Inc., a provider of United States television audience measurement services, under which Arbitron granted Nielsen Media Research an option to join Arbitron in the potential commercial deployment of the Portable People Meter in a large number of local markets. A decision by Nielsen Media Research not to exercise this option could adversely affect the commercial success of the Portable People Meter and could harm Arbitron’s business.

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

      Arbitron relies on a combination of contractual provisions, confidentiality procedures and patent, copyright, trademark, service mark and trade secret laws to protect the proprietary aspects of its technology, data and estimates. These legal measures afford only limited protection and competitors may gain access to Arbitron’s intellectual property and proprietary information. Litigation may be necessary to enforce Arbitron’s intellectual property rights, to protect its trade secrets and to determine the validity and scope of Arbitron’s proprietary rights. Arbitron has in the past been involved in litigation relating to the enforcement of its copyrights covering its radio listening estimates. Although Arbitron has generally been successful in these cases, there can be no assurance that the copyright laws and other statutory and contractual arrangements Arbitron currently depends upon will provide it sufficient protection in the future to prevent the use or misappropriation of its audience estimates, databases and technology. Arbitron was also involved in the successful defense of a patent infringement claim relating to its Portable People Meter. In 1993, The Pretesting Company sued Arbitron alleging infringement of one of The Pretesting Company’s patents. Arbitron denied the claims, the court found that The Pretesting Company patent was invalid and the infringement case was dismissed. An appeal to the Federal Court of Appeals upheld the lower Court’s judgment in Arbitron’s favor. Any future litigation, regardless of outcome, could result in substantial expense and diversion of resources with no assurance of success and could seriously harm Arbitron’s business and operating results.

      One of Arbitron’s strategies is to expand its international operations, which involve unique risks and, if unsuccessful, may impede the growth of Arbitron’s business.

      Arbitron continues to explore opportunities that would facilitate licensing its Portable People Meter technology into selected international markets, such as Western Europe, Latin America and the Asia/Pacific regions. Arbitron believes that there is a market for use of the Portable People Meter technology internationally because international advertising markets operate similarly to the United States advertising markets. Multi-national advertising agencies and advertisers tend to set the standards for measurement around the world, and historically the lead has come from the United States.

      International operations are subject to various additional risks which could adversely affect Arbitron’s business, including:

•	costs of customizing services for foreign customers;

•	difficulties in managing and staffing international operations;

•	reduced protection for intellectual property rights in some countries;

•	longer sales and payment cycles;

•	the burdens of complying with a wide variety of foreign laws;

•	exposure to local economic conditions;

•	exposure to local political conditions, including the risk of seizure of assets by a foreign government; and

•	exposure to foreign currency exchange rate fluctuation.

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

      The success of Arbitron’s radio audience measurement business depends on diarykeepers who record their listening habits in diaries and send these diaries to Arbitron. The failure of Arbitron to recruit participants and to collect these diaries would severely harm Arbitron’s business.

      Arbitron uses listener diaries to gather radio listening data from sample households in the United States local markets for which it currently provides radio ratings. A representative sample of the population in each local market is randomly selected for each survey. This sample is recruited via telephone to keep a diary of their radio usage for one week. Participants are asked to designate in their diary what station(s) they are listening to, when they are listening and where they are listening, such as home, car, work or other place. To encourage their participation in the survey, Arbitron gives these diarykeepers a modest cash incentive. Arbitron processes more than 1.4 million diaries every year to produce audience listening estimates. The failure of Arbitron to successfully recruit participants and to convince diarykeepers to record their listening habits and mail in their diaries could severely harm Arbitron’s radio audience measurement business.

      In addition, there is an increasing concern among the American public regarding privacy issues which has prompted the introduction of legislation regarding privacy matters. If federal and/or state laws requiring telemarketers to comply with an individual’s do-not-call request are extended to include survey research, Arbitron’s ability to recruit participants for its surveys could severely harm Arbitron’s business.

      Arbitron’s future growth and success will depend on its ability to successfully compete with companies that may have greater financial, marketing, distribution and technical resources than Arbitron.

      Arbitron competes in some small markets in the radio audience measurement business with Eastlan Resources. Arbitron competes in Mexico in the radio audience measurement business with IBOPE Mexico and INRA International Research Mexico.

      Arbitron competes with a large number of other providers of applications software, qualitative data and proprietary qualitative studies used by broadcasters, cable systems, advertising agencies and advertisers. These competitors include Strata Marketing Inc., Marketing Resources Plus (a division of VNU), AirWare RSS and Telmar Information Services Corp. in the area of applications software and The Media Audit (a division of International Demographics, Inc.), and Simmons Research Bureau in the area of qualitative data. Arbitron is also aware of at least two companies, Telecontrol AG and The Pretesting Company, that are in the process of developing technologies that may compete with Arbitron’s Portable People Meter. Arbitron also will compete with a number of companies in the webcast and Internet audience measurement industry, namely MeasureCast, Inc., Jupiter Media Metrix, Inc. and NetRatings, Inc. The market for webcast ratings and Internet audience measurement is new and rapidly evolving and is competitive. As the demand for webcasting and Internet measurement information increases, Arbitron expects competition in this area to intensify, especially given the pressure to create a uniform standard upon which companies will make meaningful decisions regarding online advertising. Some of Arbitron’s competitors may have greater financial, marketing, distribution and technical resources than Arbitron. Arbitron believes that its future growth and success will be dependent on its ability to compete with these and any other competitors and to design, develop and commercialize new products and services that address the industry needs for more efficient methods of data collection and processing and broader media measurement techniques. Arbitron cannot assure success in that competition.

      An economic downturn of the advertising industry could impact Arbitron’s revenue growth.

      Arbitron’s clients derive most of their revenue from the sale or purchase of advertising. During challenging economic times, advertisers may reduce advertising expenditures impacting advertising agencies and media. As a result, advertising agencies and media may be less likely to purchase Arbitron’s media information services.

      The RADAR service revenue is concentrated among a small number of customers. The loss of one or more customers could harm Arbitron’s business and operating results.

      The RADAR service revenue comes substantially from four key customers. The contracts for these customers expire concurrently at the end of 2002. The loss of one or more of these key customers could adversely affect Arbitron’s business and operating results.

      Arbitron may need to enter into agreements with third parties to assist with the marketing, technical and financial aspects of expanding its services for other types of media. Arbitron’s inability to enter into agreements with third parties could adversely affect the growth of Arbitron’s business.

      In order for Arbitron to build on its experience in the radio audience measurement industry and expand into measurement for other types of media, Arbitron may need to enter into agreements with third parties. These third parties could provide the marketing, technical and financial aspects that Arbitron requires in order to be able to expand into other types of media. Arbitron’s inability to enter into these agreements with third parties, when necessary, could adversely affect Arbitron’s growth and business.

          Risk Factors Relating to Arbitron’s Indebtedness

      Arbitron historically has not incurred debt independently. In connection with the spin-off, however, Arbitron entered into two financing facilities. As of December 31, 2001, Arbitron had $205 million of indebtedness outstanding; $155 million of this debt is through a revolving credit facility that matures on March 30, 2006, and the remaining $50 million of debt is in senior secured notes that mature on January 31, 2008. The unused portion of the credit facility was $70 million as of December 31, 2001, however, it was reduced by $25 million on February 1, 2002, and on approximately April 1, 2002 will be further reduced by approximately $15 million. Advances under the revolving credit facility bear interest at LIBOR plus a margin of 2.00% to 2.75%. The senior notes bear interest at a fixed rate of 9.96% per annum.

      Arbitron’s borrowings contain non-investment grade financial terms, covenants and operating restrictions that increase its cost of financing its business, will restrict its financial flexibility and could adversely impact its ability to conduct its business. These include:

•	the grant of security interests in most of the assets of Arbitron and its subsidiaries;

•	the guarantees of Arbitron’s debt by Arbitron’s subsidiaries;

•	the requirement of Arbitron to maintain certain leverage and coverage ratios; and

•	the ability of Arbitron to sell assets, incur additional indebtedness, grant or incur liens on its assets, repay senior indebtedness, pay cash dividends, make certain investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations.

These restrictions could hurt Arbitron’s ability to finance its future operations or capital needs or make acquisitions that may be in its best interest. In addition, Arbitron’s ability to comply with these financial requirements and other restrictions may be affected by events beyond its control, and its inability to comply with them could result in a default under the credit facility or other debt instruments.

      If a default occurs under the borrowings, either because Arbitron is unable to generate sufficient cash flow to service the debt or because Arbitron fails to comply with one or more of the restrictive covenants, the lenders under the credit facility and the holder of its notes could elect to declare all of the outstanding borrowings, as well as accrued interest and fees, to be due and payable and require Arbitron to apply all of its available cash to repay those borrowings. The lenders under Arbitron’s secured senior notes and secured credit facility could also proceed against the lenders’ collateral, which includes a first priority lien on substantially all of the assets of Arbitron and its domestic subsidiaries and a pledge of the capital stock of all of its domestic subsidiaries and of 65 percent of the capital stock of its foreign subsidiaries. In addition, a default may result in higher rates of interest and the inability to obtain additional capital.

      Arbitron has, as required under its borrowings, entered into an interest rate swap to hedge the market risk associated with changing interest rates related to borrowing under its bank credit facility. Risks associated with this hedging strategy include, but are not limited to:

•	the counterparties to these instruments may be unable to perform;

•	Arbitron may be required to pay a lump-sum termination amount upon the occurrence of specified events of default under this swap instrument;

•	Arbitron may be unable to take full advantage of a decrease in market interest rates; and

•	Arbitron’s hedge positions may not precisely align with its actual borrowing exposure.

      Furthermore, an increase in market interest rates combined with the loss of benefits of the related hedging agreement, would increase Arbitron’s interest expense that could have an adverse effect on Arbitron’s cash flows. Future decreases in interest rates would result in Arbitron’s interest expense being higher than it would have been compared to the floating rate debt underlying Arbitron’s hedging agreement, and could result in Arbitron making payments to terminate this agreement.

          Risk Factors Relating to Owning Arbitron’s Common Stock

      Variability of quarterly operating results may cause Arbitron’s stock price to decrease or fluctuate.

      The market price of Arbitron’s common stock may decrease or fluctuate because Arbitron’s revenue, gross profit, operating income and net income or net loss may vary substantially from quarter to quarter. Many factors may contribute to fluctuations in Arbitron’s operating results, some of which are within Arbitron’s control, including:

•	changes in pricing policies;

•	introduction of new products and services and successful utilization of technology;

•	the timing and number of personnel hired;

•	the timing and acquisition of new businesses; and

•	the efficiency with which employees are utilized.

Other factors are not exclusively within Arbitron’s control, including:

•	changes in competitors’ pricing policies;

•	introduction of new products and services by competitors;

•	acceptance of new products and services;

•	the market for qualified personnel;

•	cancellation or delay of contract renewals by customers or potential customers;

•	changing technology;

•	economic conditions as they relate to Arbitron’s industry and customers;

•	ability to enter into third party agreements for data and service;

•	Nielsen Media Research not exercising its option to join Arbitron in the potential commercial deployment of the Portable People Meter; and

•	potential long-term disruptions in mail and/or telephone service.

      It may be difficult for a third party to acquire Arbitron, which could depress the stock price of Arbitron.

      Delaware corporate law and Arbitron’s Amended and Restated Certificate of Incorporation and Bylaws contain provisions that could have the effect of delaying, deferring or preventing a change in control of

Arbitron or its management that stockholders may consider favorable or beneficial. These provisions could discourage proxy contests and make it more difficult for stockholders to elect directors not nominated by Arbitron’s board of directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of Arbitron’s common stock. These provisions include:

•	restriction from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder under Section 203 of the Delaware General Corporation Law;

•	authorization to issue “blank check” preferred stock, which is preferred stock that can be created and issued by the board of directors without prior stockholder approval, with rights senior to common stockholders;

•	advance notice requirements for the submission by stockholders of nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting; and

•	a supermajority vote of 80 percent of the stockholders to exercise the stockholders’ right to amend the Bylaws.

      Arbitron’s Amended and Restated Certificate of Incorporation also contains the following provisions:

•	a supermajority vote of two-thirds of the stockholders to approve some mergers and other business combinations; and

•	restriction from engaging in a “business combination” with a “controlling person” unless either a modified supermajority vote is received or the business combination will result in the termination of ownership of all shares of Arbitron’s common stock and the receipt of consideration equal to at least “fair market value.”

      In addition, provisions in the tax matters agreement that Arbitron and New Ceridian entered into in connection with the spin-off and restrictions relating to applicable tax law and Internal Revenue Service regulations could deter the acquisition of Arbitron by a third party for some period of time. These provisions and restrictions could diminish opportunities to participate in tender offers, including tender offers at a price above the then-current market value of Arbitron’s common stock. These provisions and restrictions may also inhibit fluctuations in the market price of Arbitron’s common stock that could result from takeover attempts. They could also make it more difficult for third parties to cause the immediate removal and replacement of the members of Arbitron’s board of directors and management without the concurrence of Arbitron’s board of directors.

ITEM 2.  PROPERTIES

      Arbitron’s primary locations are in Columbia, Maryland and its headquarters located at 142 West 57th Street, New York, New York. Arbitron’s New York City office serves as its home base for sales and marketing, while its research, technology and operations are located in its Columbia, Maryland facility. In addition, Arbitron has five regional sales offices located in the metropolitan areas of Atlanta, Georgia; Washington, D.C./Baltimore, Maryland; Chicago, Illinois; Dallas, Texas and Los Angeles, California. Arbitron’s RADAR operations are located primarily in Westfield, New Jersey. Arbitron’s Tapscan operations are located primarily in Birmingham, Alabama, and its Continental Research subsidiary is located in London, England. Arbitron conducts all of its operations in leased facilities. Most of these leases contain renewal options and require payments for taxes, insurance and maintenance in addition to base rental payments. Arbitron and New Ceridian entered into a sublease agreement pursuant to which Arbitron subleased to New Ceridian a portion of the leased office space located in New York City, which expires in June 2002. Arbitron believes that its facilities are adequate for their intended purposes, are adequately maintained and are reasonably necessary for current and anticipated business purposes.

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

      Pursuant to the terms of the Distribution Agreement entered into in connection with the spin-off, New Ceridian has agreed to indemnify Arbitron for liabilities relating to some of the litigation in which Ceridian or its subsidiaries were involved. To the extent that New Ceridian is unable for any reason to indemnify Arbitron for the liabilities resulting from such litigation, Arbitron will be solely liable as the legal successor to Ceridian.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of Arbitron’s stockholders during the fourth quarter of 2001.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Arbitron’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ARB.” As of March 12, 2002, there were 29,208,740 shares outstanding and approximately 11,000 shareholders of record of Arbitron common stock.

      The following table sets forth the high and low sale prices of Ceridian and Arbitron common stock as reported on the NYSE Composite Tape for each quarterly period for the past two years ending December 31, 2001. Ceridian’s prices are reflected in the year 2000 and in the first quarter of 2001 and Arbitron’s prices are reflected in the three remaining quarters of 2001. The Ceridian prices reflect the market value of Ceridian stock during the period in which both the human resource services division, human resource services and Comdata subsidiaries and radio audience measurement business were included within Ceridian (i.e., before the spin-off), and therefore is not indicative of the past or future performance of Arbitron stock following the spin-off.

	Ceridian	Arbitron

2001	1Q	2Q	3Q	4Q	Full Year

High	$21.85	$26.50	$30.35	$34.48	$34.48
Low	$14.00	$19.65	$22.82	$25.65	$14.00

	Ceridian

2000	1Q	2Q	3Q	4Q	Full Year

High	$23.25	$26.44	$29.00	$29.19	$29.19
Low	$14.75	$18.13	$21.31	$19.81	$14.75

      During the periods presented, neither Ceridian nor Arbitron paid any dividends on its common stock. Arbitron’s new credit facility restricts the payment of cash dividends on its common stock through December 31, 2002.

      The transfer agent and registrar for the Arbitron common stock is The Bank of New York.

ITEM 6.  SELECTED FINANCIAL DATA

      The selected financial data set forth below should be read together with the information under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Arbitron’s consolidated financial statements and related notes included in this Form 10-K. This financial data is not necessarily indicative of the results of operations or financial position that would have occurred if Arbitron had been a separate, independent company during the periods presented, nor is it indicative of its future performance.

      The Company’s statements of income for the years ended December 31, 2001, 2000 and 1999 and balance sheet data as of December 31, 2001 and 2000 set forth below are derived from audited consolidated financial statements included elsewhere in this Form 10-K. The statements of income data for the years ended December 31, 1998 and 1997, and balance sheet data as of December 31, 1999 and 1998 are derived from audited consolidated financial statements of Arbitron not included in this Form 10-K. The balance sheet data as of December 31, 1997 are derived from unaudited consolidated financial statements of Arbitron not included in this Form 10-K.

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Statement of Income Data
Revenue	$227,534	$206,791	$190,117	$173,805	$143,851
Costs and expenses	156,273	135,373	126,982	119,778	104,763

Operating income	71,261	71,418	63,135	54,027	39,088
Equity in net income of affiliate	4,285	3,397	2,553	2,452	1,768

Income before interest and income tax expense	75,546	74,815	65,688	56,479	40,856
Interest expense, net	15,279	—	—	—	—

Income before income tax expense	60,267	74,815	65,688	56,479	40,856
Income tax expense	23,805	29,552	25,946	22,288	16,137

Net income	$36,462	$45,263	$39,742	$34,191	$24,719

Pro Forma Net Income Per Weighted Average Common Share(1)
Basic	$1.25	$1.56	$1.37	$1.19	$0.79
Diluted	$1.24	$1.54	$1.34	$1.16	$0.77
Pro forma weighted average common shares used in calculations
Basic	29,164	29,046	28,905	28,814	31,367
Diluted(2)	29,483	29,347	29,593	29,519	31,896
Balance Sheet Data
Current assets	$67,658	$60,344	$43,643	$42,241	$41,391
Total assets	126,841	107,876	79,298	82,295	65,028
Long-term debt	205,000	—	—	—	—
Stockholders’ equity (deficit)	(169,109)	33,222	6,567	9,145	(777)

(1)	For the year ended December 31, 2001, the pro forma net income per common share computations are based upon Ceridian’s weighted average common shares and dilutive securities through March 31, 2001, adjusted for the one-for-five reverse stock split, and Arbitron’s weighted average common shares and dilutive securities for the remainder of the year. For the years ended December 31, 2000, 1999, 1998 and 1997, the pro forma net income per weighted average common share computations are based upon Ceridian’s weighted average common shares and dilutive securities, adjusted for the one-for-five reverse stock split.

(2)	The diluted pro forma weighted average common shares assumes that all of Ceridian’s historical dilutive securities were converted into Arbitron securities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with Arbitron’s consolidated financial statements and the notes thereto that follow in this Form 10-K.

Overview

      Arbitron Inc. was formerly known as Ceridian. Prior to March 31, 2001, Ceridian was a publicly traded company, the principal lines of business of which were the human resource service businesses, the Comdata business, which provided transaction processing and regulatory compliance services for the transportation industry, and the radio audience measurement business.

      On March 30, 2001, Ceridian effected a reverse spin-off, which we refer to as the “spin-off”. In connection with the spin-off, the assets and liabilities associated with the human resource service businesses and Comdata subsidiaries were transferred to New Ceridian. The radio audience measurement business stayed with Ceridian. Ceridian then distributed the stock of New Ceridian to its existing stockholders. As a result, New Ceridian is now a separate publicly traded corporation. In connection with the spin-off, Ceridian changed its name to Arbitron Inc. and effected a one-for-five reverse stock split, and New Ceridian changed its name to Ceridian Corporation. Because of the relative significance of the businesses transferred to New Ceridian, New Ceridian was considered the accounting successor to Ceridian for financial reporting purposes.

      The terms “Arbitron” or the “Company” as used in this document shall include Arbitron Inc. and its subsidiaries.

      The consolidated financial statements of Arbitron reflect the consolidated financial position, results of operations and cash flows of Arbitron Inc. and its subsidiaries: Arbitron Holdings Inc., Ceridian Infotech (India) Private Limited, CSW Research Limited and Euro Fieldwork Limited. The financial information included in this Form 10-K includes expenses related to certain centralized services provided by Ceridian during the periods presented prior to the spin-off. The expenses for these services have been allocated to Arbitron based on utilization of specific services or, where an estimate could not be determined, based on Arbitron’s revenues in proportion to Ceridian’s total revenues. Management believes these allocation methods provided a rational basis for allocation. However, the costs of these services and benefits charged to Arbitron are not necessarily indicative of the costs that would have been incurred if Arbitron had performed these services as a separate entity. Accordingly, following the spin-off, the financial results of Arbitron may be different than results for periods prior to the spin-off.

      Arbitron’s radio audience measurement business has generally accounted for a majority of its revenue. In recent years, significant consolidation of radio station ownership has tended to intensify competition within the radio industry and between radio and other forms of media for advertising dollars. At the same time, audiences have become more fragmented as a result of the greatly increased programming choices and entertainment and media options. Consequently, the increased competition together with the desire for more complex information have driven demand by radio broadcasters, advertising agencies and advertisers for Arbitron’s audience measurement information. In addition, although radio industry consolidation has led to the increased concentration of Arbitron’s customer base, it has also contributed to an increase in the number of stations subscribing for the ratings service as well as increases in sales of Arbitron’s analytical software applications and other services.

      In August 2001, Arbitron entered into four year License Agreements with Clear Channel, effective January 1, 2001, to provide audience estimates, software and other ancillary services to Clear Channel radio stations in 185 markets. Contracts with Infinity Broadcasting, which collectively accounted for nine percent of Arbitron’s revenue in 2001, expired at the end of 2001 and renewal negotiations with Infinity Broadcasting commenced during the fourth quarter of 2001. Arbitron cannot give any assurances that it will renew Infinity Broadcasting or attract new customers that could replace the revenue that could be lost if a key customer failed to renew its agreement with Arbitron. The loss of a key customer would materially harm Arbitron’s business and operating results.

      On July 2, 2001, Arbitron acquired all of the assets and assumed certain liabilities of the radio network audience measurement service business of Statistical Research, Inc. (“SRI”), known as Radio’s All Dimension Audience Research (“RADAR®”), a registered trademark of Arbitron. The RADAR service measures national radio audiences and the audience size of network radio programs and commercials.

Critical Accounting Policies

      Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments. The Company’s most critical accounting policies relate to revenue recognition, the capitalization of software development costs and impairments of assets.

      Arbitron recognizes revenue for products and services over the term of the license agreement as products and services are delivered. Direct costs associated with data collection and diary processing are expensed as incurred.

      The Company capitalizes software development costs with respect to major product initiatives or enhancements, which are incurred during the period from the time of technological feasibility until the time that the software is ready for use. To the extent that software is being developed for use by customers or to support data collection activities, the Company also considers the recovery of such costs through future revenue streams in its decision to capitalize software development costs. Once the software is placed in service, the capitalized costs are generally amortized over periods of three to five years. If events or changes in circumstances indicate that the carrying value of software may not be recovered, a recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the software in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the software cost is written down to estimated fair value and an impairment loss is recognized. The Company’s estimates are subject to revision as market conditions and the Company’s assessments of them change.

      Upon the full adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, in 2002, the Company will be required on an annual basis to make an assessment of fair value of goodwill and other indefinite life intangible assets. To the extent that information indicates that the carrying value of the assets exceeds their estimated fair values, the Company will recognize an impairment charge. The Company’s estimates of fair value will be subject to revision as market conditions and the Company’s assessments of them change.

New Accounting Pronouncements

      SFAS No. 141, Business Combinations, became effective for the Company on July 1, 2001. SFAS No. 141 prohibits the use of the pooling-of-interests method for business combinations occurring after June 30, 2001, and establishes accounting and reporting standards for business combinations accounted for under the purchase accounting method. SFAS No. 141 provides criteria for the measurement and recognition of goodwill and other acquired intangible assets. The Company implemented SFAS No. 141 in 2001 in connection with the RADAR acquisition.

      SFAS No. 142 became effective for the Company on January 1, 2002, with the exception of a provision for acquisitions occurring after June 30, 2001 which became effective on July 1, 2001. Under SFAS No. 142, the Company’s goodwill will no longer be amortized to expense but rather goodwill will be measured for impairment on an annual basis under the guidance set forth in the standard. Additionally, SFAS No. 142 requires disclosure of pro forma net income and earnings per share for prior periods as if the standard was in effect for all periods presented. The Company has adopted the provision of SFAS No. 142 in accounting for goodwill recorded in connection with the RADAR acquisition. Upon full implementation, the Company expects a reduction in amortization expense that will increase net income by approximately $1.7 million in 2002.

Results of Operations

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

      The following table sets forth information with respect to the consolidated statements of income of Arbitron for the years ended December 31, 2001 and 2000.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

						Percentage of
			Increase (Decrease)			Revenue

	2001	2000	Dollar	Percent		2001	2000

Revenue	$227,534	$206,791	$20,743	10.0%		100.0%	100.0%

Costs and expenses
Cost of revenue	82,589	75,694	6,895	9.1%		36.3%	36.6%
Selling, general and administrative	49,553	45,641	3,912	8.6%		21.8%	22.0%
Research and development	24,131	14,038	10,093	71.9%		10.6%	6.8%

Total costs and expenses	156,273	135,373	20,900	15.4%		68.7%	65.4%

Operating income	71,261	71,418	(157)	(0.2%	)	31.3%	34.6%
Equity in net income of affiliate	4,285	3,397	888	26.1%		1.9%	1.6%

Income before interest and income tax expense	75,546	74,815	731	1.0%		33.2%	36.2%
Interest income	838	—	838	—		0.4%	0.0%
Interest expense	16,117	—	16,117	—		7.1%	0.0%

Income before income tax expense	60,267	74,815	(14,548)	(19.4%	)	26.5%	36.2%
Income tax expense	23,805	29,552	(5,747)	(19.4%	)	10.5%	14.3%

Net income	$36,462	$45,263	$(8,801)	(19.4%	)	16.0%	21.9%

Pro forma net income per weighted average common share:
Basic	$1.25	$1.56	$(0.31)	(19.9%	)

Diluted	$1.24	$1.54	$(0.30)	(19.5%	)

Other data:
EBITDA	$80,572	$79,055	$1,517	1.9%		35.4%	38.2%

      Revenue. Revenue increased 10% from $206.8 million in 2000 to $227.5 million in 2001. RADAR accounted for 18% of the increase. Approximately 49% of the dollar increase is related to an increase in the ratings subscriber base and escalations in multi-year customer contracts and contract renewals. Additionally, analytical software applications contributed approximately 21% of the increase, with the remaining growth being mainly attributed to qualitative services.

      Cost of Revenue. Cost of revenue increased 9.1% from $75.7 million in 2000 to $82.6 million in 2001. RADAR accounted for $1.6 million of the increase. Royalties paid to the Scarborough Research Partnership (Scarborough) for revenue related to Scarborough’s qualitative services increased by $2.5 million. The remaining dollar increase of $2.8 million is primarily associated with diary data collection and processing.

      Selling, General and Administrative. Selling, general and administrative expenses increased 8.6% from $45.7 million in 2000 to $49.6 million in 2001. RADAR accounted for $0.5 million of the dollar increase. The remaining increase of $3.4 million is attributed to certain variable costs, including marketing expenses related to the upcoming webcast service, higher marketing communications costs and overall increases in selling expenses.

      Research and Development. Research and development costs increased 71.9% from $14.0 million in 2000 to $24.1 million in 2001, and increased as a percentage of revenue from 6.8% in 2000 to 10.6% in 2001. RADAR accounted for $0.9 million of the increase. Of the remaining $9.2 million dollar increase, approximately 62% is related to increased spending on new product development, related to the Portable People Meter and the webcast service, and 38% is attributed to product development and enhancement in the core services.

      Operating Income. Operating income decreased 0.2% from $71.4 million in 2000 to $71.3 million in 2001. Operating margin decreased from 34.6% in 2000 to 31.3% in 2001. The decrease in operating margin is primarily due to the 3.8% increase in research and development costs as a percentage of revenue.

      Equity in Net Income of Affiliate. Equity in net income of affiliate increased from $3.4 million in 2000 to income of $4.3 million in 2001. The increase is attributed to the growth in revenue and net income of Scarborough.

      Interest Expense. Of the $16.1 million of interest expense in 2001, $15.7 million is related to the long-term debt incurred in connection with the spin-off, and $0.4 million is related to interest on the deferred payment to the former owners of RADAR. Prior to the spin-off on March 31, 2001, the Company had no debt, and therefore, no interest expense.

      Income Tax Expense. Arbitron’s effective tax rate was 39.5% for both 2000 and 2001.

      Net Income. Net income decreased 19.4% from $45.3 million in 2000 to $36.5 million in 2001 as a result of the factors discussed above. The decrease was primarily attributed to interest expense on long-term debt outstanding since the spin-off.

      Pro Forma Net Income per Weighted Average Common Share. The computations of pro forma basic and diluted net income per weighted average common share for the year ended December 31, 2001 are based upon Ceridian’s weighted average shares of common stock and potentially dilutive securities outstanding through March 31, 2001, adjusted for the one-for-five reverse stock split, and Arbitron’s weighted average shares of common stock and potentially dilutive securities outstanding for the remainder of the year. For the year ended December 31, 2000 the pro forma net income per weighted average common share computations are based upon Ceridian’s weighted average number of shares of Ceridian common stock and potentially dilutive securities outstanding, adjusted for the one-for-five reverse stock split.

      EBITDA. EBITDA increased 1.9% from $79.1 million in 2000 to $80.6 million in 2001 as a result of an increase in income before income tax expense and an increase in depreciation and amortization expense. Arbitron has presented EBITDA as supplemental information that management of Arbitron believes may be useful to some investors in evaluating Arbitron because it is widely used as a measure to evaluate a company’s operating performance before interest expense, as well as to evaluate its operating cash flow. EBITDA is calculated by adding back net interest expense, income tax expense, depreciation and amortization on property and equipment and amortization of goodwill and other intangible assets to net income. EBITDA should not be considered a substitute either for net income, as an indicator of Arbitron’s operating performance, or for cash flow, as a measure of Arbitron’s liquidity. In addition, because EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies.

Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999

      The following table sets forth information with respect to the consolidated statements of income of Arbitron for the years ended December 31, 2000 and 1999.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

					Percentage of
			Increase (Decrease)		Revenue

	2000	1999	Dollar	Percent	2000	1999

Revenue	$206,791	$190,117	$16,674	8.8%	100.0%	100.0%

Costs and expenses
Cost of revenue	75,694	73,476	2,218	3.0%	36.6%	38.6%
Selling, general and administrative	45,641	38,722	6,919	17.9%	22.0%	20.4%
Research and development	14,038	12,936	1,102	8.5%	6.8%	6.8%
Asset impairment	—	1,848	(1,848)	—	—	1.0%

Total costs and expenses	135,373	126,982	8,391	6.6%	65.4%	66.8%

Operating income	71,418	63,135	8,283	13.1%	34.6%	33.2%
Equity in net income of affiliate	3,397	2,553	844	33.1%	1.6%	1.3%

Income before income tax expense	74,815	65,688	9,127	13.9%	36.2%	34.5%
Income tax expense	29,552	25,946	3,606	13.9%	14.3%	13.6%

Net income	$45,263	$39,742	$5,521	13.9%	21.9%	20.9%

Pro forma net income per weighted average common share:
Basic	$1.56	$1.37	$0.19	13.9%

Diluted	$1.54	$1.34	$0.20	14.9%

Other data:
EBITDA	$79,055	$72,041	$7,014	9.7%	38.2%	37.9%

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

      Cost of Revenue. Cost of revenue increased 3.0% from $73.5 million in 1999 to $75.7 million in 2000 but decreased as a percentage of revenue from 38.6% in 1999 to 36.6% in 2000. The dollar increase is largely attributable to royalties paid to the Scarborough Research Partnership (Scarborough) for revenue related to Scarborough’s qualitative services ($2.0 million). The remaining increase in costs is primarily associated with diary data collection and processing.

      Selling, General and Administrative. Selling, general and administrative expenses increased 17.9% from $38.7 million in 1999 to $45.6 million in 2000 and increased as a percentage of revenue from 20.4% in 1999 to 22.0% in 2000. The increase in dollar amount is attributable to certain variable costs, including selling commissions ($2.5 million) and other sales and marketing expenses.

      Research and Development. Research and development costs increased 8.5% from $12.9 million in 1999 to $14.0 million in 2000 and remained relatively consistent as a percentage of revenue. These increases are related to increased spending on new product development, primarily related to the development of the Portable People Meter, an electronic data collection technology.

      Asset Impairment Charge. In December 1999, the Company recorded a non-cash charge of $1.8 million to write-off the book value of certain purchased software that did not perform as anticipated and was abandoned.

      Operating Income. Operating income increased 13.1% from $63.1 million in 1999 to $71.4 million in 2000. Operating margin increased from 33.2% in 1999 to 34.6% in 2000. These fluctuations are attributed primarily to the 8.8% increase in revenue while the cost of revenue increased 3.0%.

      Equity in Net Income of Affiliate. Equity in net income of affiliate increased from $2.6 million in 1999 to income of $3.4 million in 2000. The increase is attributed to the growth in revenue and net income of Scarborough.

      Income Tax Expense. Income tax expense increased 13.9% from $25.9 million in 1999 to $29.6 million in 2000. Arbitron’s effective tax rate was 39.5% for both 1999 and 2000.

      Net Income. Net income increased 13.9% from $39.7 million in 1999 to $45.3 million in 2000 as a result of the factors discussed above.

      Pro Forma Net Income per Weighted Average Common Share. For the years ended December 31, 2000 and 1999, the pro forma net income per weighted average common share computations are based upon Ceridian’s weighted average number of shares of Ceridian common stock and potentially dilutive securities outstanding, adjusted for the one-for-five reverse stock split.

      EBITDA. EBITDA increased 9.7% from $72.0 million in 1999 to $79.1 million in 2000 as a result of an increase in income before income tax expense.

Liquidity and Capital Resources

      Prior to the spin-off, Arbitron participated in Ceridian’s centralized cash management system to finance its operations. Cash deposits from the majority of Arbitron’s operations were transferred to Ceridian on a daily basis and Ceridian funded Arbitron’s cash disbursements from the centralized cash management system. Accordingly, Arbitron’s net change in cash in periods prior to and containing the spin-off is not indicative of its liquidity or cash flow as a stand-alone company.

      As of December 31, 2001, the Company had $21.0 million in available cash and cash equivalents. In addition, the Company had $70.0 million in available borrowings under its bank credit facility. Although Arbitron has a limited history as a stand-alone company, management expects that cash flow generated from operations, as well as available borrowings from its bank credit facility, if necessary, will be sufficient to support the Company’s operations, including research and development costs, for the foreseeable future.

      Net cash provided by operating activities was $70.4 million, $51.1 million and $46.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase of $19.3 million from 2000 to 2001 is primarily due to the recovery of deferred tax assets, which produced additional cash flows of $20.8 million. The increase of $5.1 million from 1999 to 2000 is largely the result of higher net income in 2000.

      Net cash used in investing activities was $19.7 million, $1.9 million and $3.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase of $17.8 million from 2000 to 2001 is primarily the result of cash paid for acquired businesses of $13.3 million in 2001, and property and equipment additions of $6.5 million in 2001, compared to $2.0 million in 2000. In 2001, the Company paid the final installment of $3.0 million related to the Tapscan Worldwide business acquired in May 1998, and paid the first installment for the RADAR acquisition of $10.3 million. The increase in property and equipment additions is largely related to leasehold improvements for new and existing facilities, as well as hardware and software related to Portable People Meter. In March 2002, the requirement to earn the contingent consideration was met and

Arbitron paid $4.0 million to the former owners of RADAR. In July 2002, the Company is committed to pay the final $11.0 million in cash to the former owners of RADAR.

      Net cash used in financing activities was $33.2 million, $47.8 million and $42.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. During 2001, Arbitron borrowed $250.0 million, consisting of $50.0 million in senior notes and $200.0 million under a credit facility, and immediately distributed the net proceeds to Ceridian in connection with the spin-off. The primary use of cash in 2001 was $45.0 million of discretionary long-term debt repayments. In 2000 and 1999, the Company contributed cash generated from operating and investing activities to Ceridian as part of Ceridian’s centralized cash management system. There were no debt-related transactions in 2000 and 1999. The Company expects to repay $10.0 million of its revolving debt on March 28, 2002.

      Arbitron’s commitment under its revolving credit facility, which was $225.0 million at inception, was reduced to $200.0 million on February 1, 2002 in accordance with a mandatory commitment reduction provision, and will be further reduced to approximately $185.0 million on approximately April 1, 2002 in accordance with an excess cash flow provision. Arbitron expects to have borrowings of approximately $145.0 million under the credit facility as of March 28, 2002.

      Arbitron’s credit facility and senior secured notes (“borrowings”) contain non-investment grade financial terms, covenants and operating restrictions that increase the cost of financing and restrict financial flexibility. Under the terms of the borrowings, Arbitron is required to maintain leverage and coverage ratios and meet other financial conditions. The agreements limit, among other things, Arbitron’s ability to sell assets, incur additional indebtedness, grant or incur liens on its assets, repay senior indebtedness, pay cash dividends, make certain investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations. Although Arbitron does not believe that the terms of its borrowings limit the operation of its business in any material respect, the terms may restrict or prohibit Arbitron’s ability to raise additional capital when needed or could prevent Arbitron from making acquisitions or investing in other growth initiatives. Arbitron holds a derivative instrument as a hedge of its variable interest rate debt as indicated below under Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

      In 2001, Clear Channel Communications, Inc. and Infinity Broadcasting Corp., represented approximately 23 percent and 11 percent, respectively, of Arbitron’s revenue. Arbitron’s agreements with these customers are not exclusive and contain no renewal obligations. In August 2001, Arbitron entered into four year License Agreements with Clear Channel, effective January 1, 2001, to provide audience estimates, software and other ancillary services to Clear Channel radio stations in 185 markets. Contracts with Infinity Broadcasting, which collectively accounted for nine percent of Arbitron’s revenue in 2001, expired at the end of 2001 and renewal negotiations with Infinity Broadcasting commenced during the fourth quarter of 2001. Arbitron cannot give any assurances that it will renew Infinity Broadcasting or attract new customers that could replace the revenue that would be lost if a key customer failed to renew its agreement with Arbitron. The loss of a key customer would adversely affect Arbitron’s liquidity.

      The continuing development and anticipated rollout of the Portable People Meter service will require significant capital resources over the next several years. The introduction of the Portable People Meter could be delayed if Arbitron cannot form a joint venture. In that event, Arbitron would need to revise its plans and assumptions relating to the timing of the Portable People Meter rollout.

      The following tables summarize Arbitron’s contractual cash obligations as of December 31, 2001, and the contingent consideration earned in March 2002 by the former owners of RADAR:

Contractual Cash Obligations

(In thousands)

	Less Than	1 - 3	4 - 5	After
	1 Year	Years	Years	5 Years	Total

Deferred payments to former owners of RADAR	$15,000	$—	$—	$—	$15,000
Long-term debt	—	20,000	135,000	50,000	205,000
Operating leases	7,181	13,780	6,940	15,775	43,676

	$22,181	$33,780	$141,940	$65,775	$263,676

      As of December 31, 2001, the Company had outstanding stand-by letters of credit of $113.

Seasonality

      Arbitron recognizes revenue for products and services over the terms of license agreements as products and services are delivered, and expenses are recognized as incurred. Arbitron gathers radio-listening data in approximately 285 United States local markets. All markets are measured at least twice per year (April, May, June, “Spring Survey,” and October, November, December, “Fall Survey”). In addition, all major markets are measured two additional times per year (January, February, March, “Winter Survey,” and July, August, September “Summer Survey”). Arbitron’s revenue is generally higher in the first and third quarters as the result of the delivery of the Fall Survey and Spring Survey, respectively, to all markets compared to revenue in the second and fourth quarters when delivery of the Winter Survey and Summer Survey, respectively, is only delivered to major markets. Arbitron’s expenses are generally higher in the second and fourth quarters as the “Spring Survey” and “Fall Survey” are being conducted.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Risk

      The Company currently has no exposure to market risk with respect to changes in interest rates because the variable portion of the Company’s long-term obligations is fully hedged with a derivative instrument. The Company does not use derivatives for speculative or trading purposes.

      The Company has two long-term obligations: senior notes that bear interest at a fixed rate of 9.96%, and a revolving credit facility which bears interest at LIBOR plus a margin of 2.0% to 2.75%. The variable portion of the interest rate, LIBOR, is hedged with an interest rate swap which has a fixed rate of 5.02%.

      Due to the variable rate debt being fully hedged, a hypothetical market interest rate change of 1% would have no effect on the Company’s results of operations. However, changes in market interest rates would impact the fair values of the Company’s long term obligations.

Foreign Currency Risk

      Arbitron’s foreign operations are not significant at this time, and, therefore, Arbitron’s exposure to foreign currency risk is minimal.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The report of independent auditors and financial statements are set forth below (see Item 14(a) for list of financial statements and financial statement schedules):

ARBITRON INC.

Independent Auditors’ Report

The Board of Directors

  Arbitron Inc.:

      We have audited the consolidated balance sheets of Arbitron Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arbitron Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Baltimore, Maryland

January 22, 2002

ARBITRON INC.

Consolidated Balance Sheets

December 31, 2001 and 2000
(In thousands, except per share data)

	2001	2000

Assets
Current assets
Cash and cash equivalents	$21,043	$3,540
Trade accounts receivable, net of allowance for doubtful accounts of $995 in 2001 and $1,076 in 2000	19,393	19,017
Deferred tax assets	24,644	34,731
Prepaid expenses and other current assets	2,578	3,056

Total current assets	67,658	60,344
Investments in affiliates	9,722	10,262
Property and equipment, net	8,850	4,844
Goodwill, net	28,937	12,160
Other intangibles, net	2,961	1,689
Noncurrent deferred tax assets	3,698	16,346
Other noncurrent assets	5,015	2,231

Total assets	$126,841	$107,876

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$5,245	$8,758
Accrued expenses and other current liabilities	15,597	15,543
Deferred revenue	52,993	47,833
Due to owners of acquired business	10,621	—

Total current liabilities	84,456	72,134
Noncurrent liabilities
Long-term debt	205,000	—
Other noncurrent liabilities	6,494	2,520

Total liabilities	295,950	74,654

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $0.50 per value, 750 shares authorized, no shares issued	—	—
Common stock, $0.50 par value, authorized 500,000 shares, issued 32,332 shares	16,166	—
Additional paid-in capital	59,349	—
Accumulated earnings (net distributions to Ceridian in excess of accumulated earnings) prior to spin-off	(260,146)	33,361
Retained earnings subsequent to spin-off	20,167	—
Common stock held in treasury, 3,130 shares	(1,565)	—
Accumulated other comprehensive loss	(3,080)	(139)

Total stockholders’ equity (deficit)	(169,109)	33,222

Total liabilities and stockholders’ equity (deficit)	$126,841	$107,876

See notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Income

Years Ended December 31, 2001, 2000 and 1999
(In thousands, except per share data)

	2001	2000	1999

Revenue	$227,534	$206,791	$190,117
Costs and expenses
Cost of revenue	82,589	75,694	73,476
Selling, general and administrative	49,553	45,641	38,722
Research and development	24,131	14,038	12,936
Asset impairment charge	—	—	1,848

Total costs and expenses	156,273	135,373	126,982

Operating income	71,261	71,418	63,135
Equity in net income of affiliate	4,285	3,397	2,553

Income before interest and income tax expense	75,546	74,815	65,688
Interest income	838	—	—
Interest expense	16,117	—	—

Income before income tax expense	60,267	74,815	65,688
Income tax expense	23,805	29,552	25,946

Net income	$36,462	$45,263	$39,742

Pro forma net income per weighted average common share
Basic	$1.25	$1.56	$1.37
Diluted	$1.24	$1.54	$1.34
Pro forma weighted average common shares used in calculations
Basic	29,164	29,046	28,905
Potentially dilutive securities	319	301	688

Diluted	29,483	29,347	29,593

See notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2001, 2000 and 1999
(Dollars in thousands)

			Accumulated Earnings			Accumulated
			(Net Distributions to	Retained	Common	Other	Total
		Additional	Ceridian in Excess of	Earnings	Stock	Comprehensive	Stockholders’
	Common	Paid-in	Accumulated Earnings)	Subsequent	Held in	Income	Equity
	Stock	Capital	Prior to Spin-off	To Spin-off	Treasury	(Loss)	(Deficit)

Balance at December 31, 1998	$—	$—	$8,945	$—	$—	$200	$9,145
Net income	—	—	39,742	—	—	—	39,742
Other comprehensive income (loss)
Net change in foreign currency translation adjustment	—	—	—	—	—	(79)	(79)
Change in pension liability	—	—	—	—	—	(18)	(18)
Distributions to Ceridian, net	—	—	(42,223)	—	—	—	(42,223)

Balance at December 31, 1999	—	—	6,464	—	—	103	6,567
Net income	—	—	45,263	—	—	—	45,263
Other comprehensive income (loss)
Net change in foreign currency translation adjustment	—	—	—	—	—	(272)	(272)
Change in pension liability	—	—	—	—	—	30	30
Distributions to Ceridian, net	—	—	(18,366)	—	—	—	(18,366)

Balance at December 31, 2000	—	—	33,361	—	—	(139)	33,222
Capitalization of Arbitron in connection with the Spin-off	16,166	58,333	(72,910)	—	(1,589)	—	—
Net income	—	—	16,295	20,167	—	—	36,462
Other comprehensive income (loss)
Net change in foreign currency translation adjustment	—	—	—	—	—	24	24
Change in pension liability	—	—	—	—	—	(285)	(285)
Change in unrealized loss on interest rate swap	—	—	—	—	—	(4,311)	(4,311)
Income tax benefit	—	—	—	—	—	1,631	1,631
Distributions to Ceridian, net	—	—	(236,892)	—	—	—	(236,892)
Common stock issued	—	788	—	—	24	—	812
Tax benefit from stock option exercises and other plans	—	228	—	—	—	—	228

Balance at December 31, 2001	$16,166	$59,349	$(260,146)	$20,167	$(1,565)	$(3,080)	$(169,109)

See notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2001, 2000 and 1999
(Dollars in thousands)

	2001	2000	1999

Cash flows from operating activities
Net income	$36,462	$45,263	$39,742
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	2,411	1,884	2,130
Other amortization	2,616	2,395	2,394
(Gain) loss on asset disposals	629	(13)	119
Asset impairment charge	—	—	1,848
Deferred income taxes	21,574	765	(1,563)
Equity in net income of affiliate	(4,285)	(3,397)	(2,553)
Distributions from affiliate	4,200	2,875	3,276
Bad debt expense (recoveries)	217	(134)	144
Tax benefit from stock option exercises and stock purchase plans	228	—	—
Changes in operating assets and liabilities, net of effects of business acquisition
Trade accounts receivable	(108)	(491)	71
Prepaid expenses and other assets	708	(156)	(263)
Accounts payable	(3,523)	2,532	(317)
Accrued expense and other current liabilities	5,227	1,472	(2,319)
Deferred revenue	4,481	3,563	3,834
Other noncurrent liabilities	(449)	(5,417)	(528)

Net cash provided by operating activities	70,388	51,141	46,015

Cash flows from investing activities
Additions to property and equipment	(6,531)	(1,960)	(2,502)
Business acquisitions, net of cash received	(13,274)	—	(1,186)
Proceeds from disposal of property and equipment	60	16	61

Net cash used in investing activities	(19,745)	(1,944)	(3,627)

Cash flows from financing activities
Proceeds from stock option issuances and stock purchase plans	812	—	—
Proceeds from issuance of long-term debt	250,000	—	—
Payment of long-term debt	(45,000)	—	—
Payment of deferred financing costs	(3,010)	—	—
Net cash distributions to Ceridian	(235,958)	(47,766)	(42,223)

Net cash used in financing activities	(33,156)	(47,766)	(42,223)

Effect of exchange rates on cash	16	(146)	(26)

Net increase in cash and cash equivalents	17,503	1,285	139
Cash and cash equivalents at beginning of year	3,540	2,255	2,116

Cash and cash equivalents at end of year	$21,043	$3,540	$2,255

See notes to consolidated financial statements.

ARBITRON INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

1.   Description of Business and Basis of Presentation

     Description of Business

      Arbitron Inc. is an international media and marketing research firm serving radio and other broadcasters, cable companies, advertisers and advertising agencies in the United States, Mexico and Europe.

      Arbitron Inc. currently has four core services: measuring radio audiences in local markets in the United States and Mexico; measuring of national radio audiences and the audience size of network radio programs and commercials; providing application software used for accessing and analyzing media audience and marketing information data; and providing qualitative survey research services to the radio, cable, broadcast television, magazine, newspaper and online industries.

     Basis of Presentation

      On March 30, 2001, Ceridian Corporation (“Ceridian”) separated into two independent, publicly traded companies — New Ceridian Corporation (“New Ceridian”) and Arbitron Inc. (“Arbitron” or the “Company”). The separation was accomplished through a tax-free spin-off to the shareholders of Ceridian, which we refer to as the “spin-off,” of all of the shares of common stock of a newly formed, wholly owned subsidiary corporation (New Ceridian). In connection with the spin-off, Ceridian completed an internal reorganization so that the business of New Ceridian consisted solely of the human resource service businesses and Comdata subsidiaries (the “New Ceridian Business”) and the business of Ceridian consists solely of the media information division and subsidiaries (the “Arbitron Business”). In addition, at the time of the spin-off, Ceridian was renamed “Arbitron Inc.” and New Ceridian was renamed “Ceridian Corporation.”

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

      In general, pursuant to the terms of the Distribution Agreement, all assets of Ceridian prior to the date of the spin-off, other than those specifically relating to the Arbitron Business, became assets of New Ceridian. The Distribution Agreement also provides for assumptions of liabilities and cross-indemnities designed to allocate generally, effective as of the date of the spin-off, financial responsibility for all liabilities arising out of or in connection with the New Ceridian Business to New Ceridian and all liabilities arising out of or in connection with the Arbitron Business to Arbitron. In addition, New Ceridian will indemnify Arbitron for liabilities relating to past divestitures made by Ceridian to the extent these divestitures relate to all businesses other than the business of Arbitron and for liabilities relating to certain litigation in which Ceridian is involved or its subsidiaries are involved. New Ceridian will also be liable for any claims arising from or based upon “controlling person” liability relating to the registration statement on Form 10 filed with the Securities and Exchange Commission by New Ceridian other than liabilities, if any, relating to material misstatements or omissions pertaining to the Arbitron Business, which liabilities will remain liabilities of Arbitron. Furthermore, New Ceridian will indemnify Arbitron for certain tax liabilities relating to matters existing on or before March 30, 2001.

      Due to the relative significance of New Ceridian as compared to Arbitron, the transaction was accounted for as a reverse spin-off, with New Ceridian treated as the accounting successor to Ceridian for financial reporting purposes.

ARBITRON INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data) — (Continued)

2.  Summary of Significant Accounting Policies

     Basis of Consolidation

      The consolidated financial statements of Arbitron reflect the consolidated financial position, results of operations and cash flows of Arbitron Inc. and its subsidiaries: Arbitron Holdings Inc., Ceridian Infotech (India) Private Limited and CSW Research Limited.

      The financial information included herein, for periods prior to the spin-off, may not necessarily reflect the financial position, results of operations and cash flows of Arbitron in the future or what they would have been had it been operated as a separate, stand-alone entity during the periods presented.

      For periods ended prior to the spin-off, the Company’s financial statements reflected the combined financial position and results of operations of Arbitron (The Arbitron Company, Tapscan Worldwide, and Northstar, each of which was a division of Ceridian, and CSW Research Limited and Ceridian Infotech (India) Private Limited, each of which was a wholly owned subsidiary of Ceridian).

     Revenue Recognition

      Syndicated or recurring products and services are licensed on a contractual basis. Revenues for such products and services are recognized over the term of the license agreement as products or services are delivered. Customer billings in advance of delivery are recorded as deferred revenue in the accompanying consolidated balance sheets. Deferred revenue relates primarily to quantitative radio measurement surveys which were delivered to customers in the quarter following the respective year-end.

     Expense Recognition

      Direct costs associated with the Company’s data collection and diary processing are recognized when incurred and are included in cost of revenue. Research and development expenses consist primarily of expenses associated with the development of new products and are expensed as incurred.

     Cash Equivalents

      Cash equivalents consist primarily of highly liquid investments with insignificant interest rate risk and original maturities of three months or less.

     Property and Equipment

      Property and equipment are recorded at cost and depreciated or amortized on a straight-line basis over the estimated useful lives of the assets, which are as follows:

Computer equipment	3 years
Purchased software and development costs	3 – 5 years
Leasehold improvements	5 years or life of lease
Machinery, furniture and fixtures	3 – 6 years

      Repairs and maintenance are charged to expense as incurred. Gains and losses on dispositions are included in the consolidated results of operations at the date of disposal.

      The Company capitalizes purchased software which is ready for service, and development costs incurred from the time of technological feasibility until the software is ready for use. Capitalized costs are amortized on

ARBITRON INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data) — (Continued)

a straight-line basis over three to five years, but not exceeding the expected life of the software. Computer software maintenance costs are expensed as incurred.

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

Investments in Affiliates

      Investments in affiliates are accounted for using the equity method where the Company has an ownership interest of 50% or less and the ability to exercise significant influence or has a majority ownership interest but does not have the ability to exercise effective control. Investments in affiliates of less than 20% where the Company does not have the ability to exercise significant influence are accounted for using the cost method.

Goodwill and Other Intangibles

      Goodwill, which represents the excess purchase price over the fair value of net assets of businesses acquired, is amortized on a straight-line basis over the periods expected to be benefited not to exceed 40 years. Other intangible assets represent amounts assigned to intangible assets at the time of a purchase acquisition and include such items as technology and other rights. Such costs are amortized on a straight-line basis over periods ranging up to ten years. The Company assesses the recoverability of goodwill and other intangibles by determining whether amortization of the capitalized asset over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. Impairment, if any, is measured by determining the amount by which the carrying value of the goodwill or other intangibles exceeds their fair value based upon discounted future cash flows. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill recorded in connection with the RADAR acquisition (Note 3) is not amortized.

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

Derivatives

      The Company accounts for derivative financial instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity (as amended by SFAS No. 138) which became effective for the Company in January 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. These fair value adjustments are to be included either in the determination of net income or as a component of other comprehensive income, depending on the purpose for the derivative transaction. The Company adopted SFAS No. 133, as amended, on January 1, 2001. The effect of adoption on the Company’s consolidated financial statements was not material.

ARBITRON INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data) — (Continued)

      On the date a derivative contract is entered into, the Company designates the derivative as a fair value hedge, a cash flow hedge or a foreign currency hedge. The Company formally documents relationships between hedging instruments and hedged items, as well as the risk management-objectives and strategies for undertaking hedge transactions. The Company also assesses, both at inception, and on an ongoing basis, whether derivatives that are used in hedging transactions are highly effective in mitigating the identified risks.

      Derivatives used to hedge variable interest rate risk are recorded on the balance sheet at their fair value, as either liabilities or assets with the related unrealized gain or loss as a component of accumulated other comprehensive income. Any realized gains or losses due to hedge ineffectiveness would be recorded as an adjustment to interest expense in the consolidated statements of income.

      The Company did not hold derivative instruments prior to 2001. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

Stock-Based Compensation

      The Company accounts for stock based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Therefore, compensation expense is not recorded with respect to the Company’s fixed stock options, since the exercise price is set at the market price on the date of grant, or for the Company’s employee stock purchase plans. Compensation expense for outstanding restricted stock awards, none of which is performance-based, would be recognized by charging the fair value of the award at the time of grant to operations ratably over the vesting period. Grants of stock options to nonemployees are accounted for under the fair value method. The Company reports under the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

Net Income and Pro Forma Net Income per Weighted Average Common Share

      The computations of basic and diluted net income per common share for the year ended December 31, 2001 are based upon Ceridian’s weighted average number of shares of Ceridian common stock and potentially dilutive securities outstanding for the three months ended March 31, 2001, and Arbitron’s weighted average shares of common stock and potentially dilutive securities outstanding for the nine months ended December 31, 2001. For the years ended December 31, 2000 and 1999, the pro forma net income per weighted average common share computations are based entirely upon Ceridian’s weighted average number of shares of Ceridian common stock and potentially dilutive securities outstanding.

      Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period. Options totaling 485,173 in 2001, 1,149,481 in 2000 and 169,800 in 1999, were not included in the computation of pro forma diluted net income per common share because the options’ exercise prices exceeded the average market price of the Company’s common stock.

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

Translation of Foreign Currencies

      Financial statements of foreign subsidiaries are translated into United States dollars at current rates at the end of the period except that revenue and expenses are translated at average current exchange rates during each reporting period. Net exchange gains or losses and the effect of exchange rate changes on intercompany transactions of a long-term nature are accumulated and charged directly to a separate component of other

ARBITRON INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data) — (Continued)

comprehensive income and accumulated other comprehensive loss in stockholders’ equity (deficit). Gains and losses from translation of assets and liabilities denominated in other than the functional currency of the operation are recorded in income as incurred.

Advertising Expense

      The Company recognizes advertising expense the first time advertising takes place. Advertising expense for the years ended December 31, 2001, 2000 and 1999 was $1,964, $1,327 and $1,278, respectively.

     Accounting Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     New Accounting Pronouncements

      SFAS No. 141, Business Combinations, became effective for the Company on July 1, 2001. SFAS No. 141 prohibits the use of the pooling-of-interests method for business combinations occurring after June 30, 2001, and establishes accounting and reporting standards for business combinations accounted for under the purchase accounting method. SFAS No. 141 provides criteria for the measurement and recognition of goodwill and other acquired intangible assets. The Company implemented SFAS No. 141 in 2001 in connection with the RADAR acquisition (Note 3).

      SFAS No. 142, Goodwill and Other Intangible Assets, became effective for the Company on January 1, 2002, with the exception of a provision for acquisitions occurring after June 30, 2001, which became effective on July 1, 2001. Under SFAS No. 142, the Company’s goodwill will no longer be amortized to expense but rather goodwill will be measured for impairment on an annual basis under the guidance set forth in the standard. Additionally, SFAS No. 142 requires disclosure of pro forma net income and earnings per share for prior periods as if the standard was in effect for all periods presented. The Company has adopted the provision of SFAS No. 142 in accounting for goodwill recorded in connection with the RADAR acquisition (Note 3).

3.  Purchase Acquisition

      On July 2, 2001, Arbitron acquired all of the assets and assumed certain liabilities of the radio network audience measurement service business of Statistical Research, Inc. (“SRI”), known as Radio’s All Dimension Audience Research (“RADAR®”), a registered trademark of Arbitron. The RADAR service measures national radio audiences and the audience size of network radio programs and commercials. The primary reason for the acquisition was to gain entry into the network radio measurement business. Arbitron plans to provide larger sample sizes to customers by combining Arbitron’s existing diary sampling process with the RADAR network commercial clearance system.

      The aggregate consideration to be paid by Arbitron is payable in cash up to $25,000, subject to purchase price adjustments. The Company paid $10,275 in 2001. A second cash installment of $11,000, which is due on July 2, 2002, was recorded at its present value of $10,243. In March 2002, the requirement to earn the contingent consideration was met and Arbitron paid $4.0 million to the former owners of RADAR. In connection with the acquisition, Arbitron also entered into several operational agreements with SRI, including

ARBITRON INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data) — (Continued)

a software development agreement pursuant to which SRI will adapt RADAR to Arbitron’s diary based ratings measurement method.

      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisition of RADAR:

Trade accounts receivable	$457
Property and equipment	70
Intangible assets	2,210
Goodwill	18,455

Total assets acquired	21,192
Deferred revenue	(675)

Net assets acquired	$20,517

      Acquired intangible assets consist of $2,110 assigned to computer software and $100 assigned to a non-compete covenant each with a five year useful life.

      In accordance with SFAS No. 142, the $18,455 of goodwill resulting from the RADAR acquisition has not been amortized. Rather, the goodwill will be evaluated for impairment annually, beginning in 2002. For the year ended December 31, 2001, Arbitron expects to deduct RADAR goodwill amortization in the amount of $615 for income tax purposes.

      Arbitron recorded $675 of deferred revenue in connection with the acquisition, which was based on the estimated remaining costs to be incurred by Arbitron prior to delivery of RADAR’s 2001 surveys plus a normal profit margin. The deferred revenue recorded by Arbitron in connection with the acquisition is approximately $800 less than the amount that would otherwise be deferred by RADAR under the terms of the contracts with customers.

      RADAR’s operating results for the period July 1, 2001 through December 31, 2001 are included in the Company’s consolidated statement of income. The following unaudited pro forma information presents the results of operations of the Company as if the RADAR acquisition had occurred as of January 1, 2000.

	2001	2000

Revenue	$232,403	$215,777
Net income	$36,985	$46,060
Pro forma diluted net income per common share	$1.25	$1.57

4.  Investments in Affiliates

      Investments in affiliates consist primarily of the Company’s 50.5% interest in Scarborough Research Group (“Scarborough”), a syndicated, qualitative local market research partnership, accounted for using the equity method of accounting.

      Under the Scarborough partnership agreement, the Company has the exclusive right to license Scarborough’s services to radio stations, cable companies, and outdoor media, and a nonexclusive right to license Scarborough’s services to advertising agencies and advertisers. The Company pays a royalty fee to Scarborough based on a percentage of revenues. Royalties of approximately $14,211, $11,800 and $9,800 for 2001, 2000 and 1999, respectively, are included in cost of revenue in the Company’s consolidated statements of income. Accrued royalties due to Scarborough as of December 31, 2001 and 2000 of $1,677 and $1,330, respectively, are included in accrued expenses and other current liabilities in the consolidated balance sheets.

ARBITRON INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data) — (Continued)

      Scarborough’s revenue was $40,272, $35,881 and $31,187 in 2001, 2000 and 1999, respectively. The Company’s equity in net income of Scarborough was $4,285, $3,397 and $2,553 in 2001, 2000 and 1999, respectively. The Company received distributions from Scarborough in 2001, 2000 and 1999 of $4,200, $2,875 and $3,276, respectively.

5.  Property and Equipment

      Property and equipment at December 31, 2001 and 2000 consist of the following:

	2001	2000

Computer equipment	$10,267	$7,836
Purchased software and development costs	5,803	4,169
Leasehold improvements	6,200	5,521
Machinery, furniture and fixtures	3,263	2,374

	25,533	19,900
Accumulated depreciation and amortization	(16,683)	(15,056)

Property and equipment, net	$8,850	$4,844

      Depreciation and amortization expense for 2001, 2000 and 1999 was $2,411, $1,884 and $2,130, respectively.

6.  Goodwill

      Goodwill at December 31, 2001 and 2000 consists of the following:

	2001	2000

Goodwill	$35,234	$16,779
Accumulated amortization	(6,297)	(4,619)

Goodwill, net	$28,937	$12,160

      Amortization expense was $1,678 in 2001, 2000 and 1999.

7.  Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities at December 31, 2001 and 2000 consist of the following:

	2001	2000

Employee compensation and benefits	$9,936	$9,122
Royalties due to Scarborough	1,677	1,330
Interest	1,097	—
State income taxes	953	—
Sales and value added taxes	617	387
Other	1,317	4,704

	$15,597	$15,543

ARBITRON INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data) — (Continued)

8.  Long-term Debt

      Long-term debt as of December 31, 2001 consists of the following:

2001

Senior fixed rate notes	$50,000
Revolving credit facility	155,000

$205,000

      On January 31, 2001, the Company entered into a $225,000 five-year revolving credit agreement with a consortium of banks (“Credit Facility”). On March 29, 2001, in connection with the spin-off, $200,000 was drawn on the Credit Facility and distributed to Ceridian.

      The Credit Facility has two borrowing options, a Eurodollar rate option or a base rate option, as defined in the agreement. Under the Eurodollar option, the Company may elect interest periods of one, two, three or six months at the inception date and each renewal date. Borrowings under the Eurodollar option bear interest at the London Interbank Offered Rate (LIBOR) plus a margin of 2.00% to 2.75%. Borrowings under the base rate option bear interest at the higher of the lead lender’s prime rate or the Federal Funds rate plus 50 basis points, plus a margin of .50% to 1.25%. The specific margins, under both options, is determined based on the Company’s ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio), and is adjusted every ninety days. The agreement contains a commitment fee provision whereby the Company is charged a fee, ranging from ..375% to .550%, based on the unused portion of the facility. Under the terms of the Credit Facility, the Company is required to maintain certain other financial ratios, in addition to the leverage ratio, and meet other financial conditions. The agreement limits, among other things, the Company’s ability to sell assets, incur additional indebtedness, grant or incur liens on its assets, repay indebtedness other than the Credit Facility, make investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations. The agreement prohibits the payment of cash dividends through the year ending December 31, 2002. The interest rate on the credit facility borrowings outstanding as of December 31, 2001 was 7.4%.

      Upon consummation of the spin-off, the Company issued $50,000 of senior secured notes due January 31, 2008, and distributed the proceeds to Ceridian. The notes bear interest at a fixed rate of 9.96%. The senior secured notes agreement contains covenants similar to the Credit Facility. The agreement also contains a make-whole provision that applies in the event of early prepayment of principal.

      Interest paid in 2001 was $17,089.

      The unused portion of the Credit Facility was $70,000 as of December 31, 2001. However, the commitment will be reduced by $25,000 on February 1, 2002 in accordance with a mandatory commitment reduction provision and on approximately April 1, 2002 will be further reduced by approximately $15,000 in accordance with an excess cash flow provision.

9.  Interest Rate Swap

      The Company entered into an interest rate swap agreement effective on March 29, 2001 to hedge its exposure to fluctuations in interest rates relating to its outstanding variable rate debt. The contract’s notional amount was $200,000 at inception, and declines each quarter over the life of the contract in proportion to the Company’s estimated outstanding balance on its revolving credit agreement. Under the terms of the contract, the Company pays a fixed rate of 5.02% and receives LIBOR, which resets every 90 days. The contract matures on March 31, 2005. The interest rate swap agreement was designated as a cash flow hedge, and was designed to be entirely effective by matching the terms of the swap agreement with the debt. The base rate for

ARBITRON INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data) — (Continued)

both the variable rate debt and the swap is LIBOR and the instruments have the same renewal dates over the lives of the instruments. The fair value of the cash flow hedge was recorded as a non-current liability and the offsetting unrealized loss was recorded in accumulated other comprehensive loss as of December 31, 2001.

      The Company’s risk-management objective for entering into the interest rate swap was to mitigate its exposure to interest rate risk. The Company’s initial strategy was to lock into a fixed rate of interest with a pay-fixed, receive-variable interest rate swap, thereby hedging exposure to the variability in future cash flows.

      Effective December 31, 2001, the Company modified its interest rate swap agreement in order to reduce the notional amount of the swap by $10,000 for the remaining life of the swap. The other terms of the swap agreement were not modified. Concurrent with the swap modification, the Company retired $10,000 of debt. As a result of the swap modification and debt retirement, the Company realized a loss of $233 which was recorded as interest expense in the 2001 consolidated statement of income.

10.  Comprehensive Income

      The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, changes in additional minimum pension liabilities and changes in unrealized gains and losses on interest rate swap agreements.

      The cumulative unrealized loss on the interest rate swap, $4,311 as of December 31, 2001, was calculated based upon a valuation of the instrument by a financial institution. The unrealized loss is due to the decline in market interest rates compared to the fixed rate in the contract.

      The components of comprehensive income for the years ended December 31, 2001, 2000 and 1999 are as follows:

	2001	2000	1999

Net income	$36,462	$45,263	$39,742
Other comprehensive income (loss)
Change in foreign currency translation adjustment	24	(272)	(79)
Change in unrealized loss on interest rate swap	(4,311)	—	—
Change in additional minimum pension liability	(285)	30	(18)
Income tax benefit	1,631	—	—

Comprehensive income	$33,521	$45,021	$39,645

11.  Commitments and Contingencies

Leases

      Arbitron conducts all of its operations in leased facilities and leases certain equipment which have minimum lease obligations under noncancelable operating leases. Certain of these leases contain rent escalations based on specified percentages. Most of the leases contain renewal options and require payments for taxes, insurance and maintenance. Rent expense is charged to operations as incurred except for escalating rents, which are charged to operations on a straight-line basis over the life of the lease. Rent expense was $8,244, $7,223 and $6,759 in 2001, 2000 and 1999, respectively.

ARBITRON INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data) — (Continued)

      Future minimum lease commitments under noncancelable operating leases having an initial term of more than one year, are as follows:

2002	$7,181
2003	6,666
2004	7,114
2005	3,774
2006	3,166
Thereafter	15,775

$43,676

Legal Matters

      The Company is involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which the Company is a party or to which the property of the Company is subject.

12.  Asset Impairment Charge

      In December 1999, the Company recorded a non-cash charge of $1,848 to write-off the book value of certain purchased software related to a system for processing radio listener diary data. After certain testing of the purchased software, it was determined that the software did not perform as anticipated. Management decided to abandon the application.

13.  Income Taxes

      For periods prior to the spin-off, the Company’s results were included in Ceridian’s consolidated income tax filings.

      The provision for income taxes is based on income recognized for consolidated financial statement purposes and includes the effects of permanent and temporary differences between such income and that recognized for tax return purposes. As a result of the spin-off, deferred tax assets consisting of net operating loss and credit carryforwards were transferred from Ceridian to Arbitron, along with timing differences related to the Arbitron business. The final amount to be transferred will be determined with the filing of the income tax returns for periods ended December 31, 2001 and prior. The adjustment, if any, is not expected to have a material effect on the consolidated financial statements.

ARBITRON INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data) — (Continued)

      The components of income before income tax expense, income tax expense and a reconciliation of federal income taxes at the U.S. statutory rate to income tax expense for the years ended December 31, 2001, 2000 and 1999 are as follows:

	2001	2000	1999

Income (loss) before income tax expense:
U.S.	$60,175	$75,718	$66,156
International	92	(903)	(468)

Total	$60,267	$74,815	$65,688

Income tax expense:
Current:
U.S.	$1,231	$24,333	$23,289
State and other	1,000	4,454	4,220

	2,231	28,787	27,509

Deferred:
U.S.	19,483	690	(1,385)
State and other	2,091	75	(178)

Total	21,574	765	(1,563)

	$23,805	$29,552	$25,946

U.S. statutory rate	35%	35%	35%

Income tax expense at U.S. statutory rate	$21,093	$26,185	$22,991
State income taxes, net of federal benefit	2,219	2,944	2,627
Meals and entertainment	214	463	204
Goodwill	315	122	122
Other	(36)	(162)	2

Income tax expense	$23,805	$29,552	$25,946

Effective tax rate	39.5%	39.5%	39.5%

      Temporary differences and the resulting deferred income tax assets at December 31, 2001 and 2000 were as follows:

	2001	2000

Deferred revenue	$17,843	$17,668
Tax credit carryforwards	5,260	14,691
Income tax benefit of other comprehensive loss	1,631	—
Depreciation	1,190	1,104
Accruals	614	2,090
Net operating loss carryforwards	—	14,709
Other	1,804	815

	$28,342	$51,077

ARBITRON INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data) — (Continued)

      Of the $5,260 of tax credit carryforwards, $4,503 has no expiration date and the remainder expires from 2002 through 2015, with the majority expiring after 2012.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which the temporary differences become deductible and before tax credits or net operating loss carryforwards expire. Management considered historical results of Arbitron during the previous three years and projected future taxable income and determined no valuation allowance was required at December 31, 2001 and 2000.

      Income taxes paid in 2001 were $1,827.

14.     Retirement Plans

      Prior to the spin-off, the Company’s United States employees were eligible to participate in Ceridian’s defined benefit pension plans. The Company recorded pension and postretirement benefit costs as allocated by Ceridian through the spin-off date. Responsibility for costs relating to the Company’s retirees and vested terminated employees prior to the spin-off remain with Ceridian. Subsequent to the spin-off, the Company assumed responsibility for pension and postretirement benefits relating to its active employees.

     Pension Benefits

      Arbitron’s United States employees participate in a defined benefit pension plan that closed to new participants effective January 1, 1995. Assets of the plan consist principally of money market funds and do not include securities issued by Arbitron. Benefits under the plan are calculated on maximum or career average earnings and years of participation in the plan. Employees participate in this plan by means of salary reduction contributions. Retirement plan funding amounts are based on independent consulting actuaries’ determination of the Employee Retirement Income Security Act of 1974 funding requirements.

      Prepaid pension expense was $1,797 as of December 31, 2001. Prior to the spin-off, Ceridian allocated prepaid pension expense attributable to Arbitron’s active employees of approximately $1,835 as of December 31, 2000. Pension expense was $38 for 2001 and net pension costs allocated by Ceridian were $120 and $241 for 2000 and 1999, respectively.

      The funded status of the plan as of September 30, 2001, and change in funded status for the annual period ended September 30, 2001 are shown in the accompanying table, along with the net periodic pension cost and assumptions used in calculations.

     Postretirement Benefits

      Arbitron provides health care and life insurance benefits for eligible retired employees. These postretirement benefits are provided by several health care plans in the United States for both pre- and post-age 65 retirees. Employer contributions to these plans differ for various groups of retirees and future retirees. Employees hired before January 1, 1992 and retiring after that date may enroll in plans for which a company subsidy is provided through age 64. Employees hired on or after January 1, 1992 may enroll at retirement in various health care plans with no company subsidy.

      The Company’s postretirement benefit liability was $496 as of December 31, 2001. Prior to the spin-off, Ceridian allocated $467 of postretirement benefit liabilities as of December 31, 2000. The Company’s postretirement benefit expense was $30 for 2001 and net postretirement costs allocated by Ceridian totaled $45 and $39 for 2000 and 1999, respectively. The accompanying table presents the balances of and changes in

ARBITRON INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data) — (Continued)

the aggregate benefit obligation as of September 30, 2001 and the components of net periodic postretirement benefit cost. The plan is unfunded.

	2001

	Defined Benefit	Postretirement
	Pension Plan	Plan

Change in benefit obligation
Benefit obligation as of September 30, 2000	$12,453	$335
Service cost	262	12
Interest cost	965	26
Plan participants’ contributions	400	—
Actuarial loss	1,835	65
Benefits paid	(157)	(1)

Benefit obligation as of September 30, 2001	15,758	437

Change in fair value of plan assets
Fair value of plan assets as of September 30, 2000	13,415	—
Actual return on plan assets	326	—
Employer contribution	—	1
Plan participants’ contributions	400	—
Benefits paid	(157)	(1)

Fair value of plan assets as of September 30, 2001	13,984	—

Funded status of plan
Funded status	(1,774)	(437)
Unrecognized net actuarial loss (gain)	3,534	(59)
Unrecognized prior service cost	37	—

Net asset (liability)	$1,797	$(496)

Net periodic cost
Service cost of benefits	$262	$12
Interest cost	965	26
Expected return on plan assets	(1,231)	—
Amortization of net actuarial gain	—	(8)
Amortization of prior service cost	42	—

Total	$38	$30

Weighted-average assumptions
Discount rate
Components of cost	7.75%	7.75%
Benefit obligations	7.25%	7.25%
Expected return on plan assets	9.50%	—

      The assumed health care cost trend rate used in measuring the benefit obligation is 10% for pre-age 65 and post-age 65 in 2001, with pre-age and post-age 65 rates declining to an ultimate rate of 5.75% in 2007. A

ARBITRON INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data) — (Continued)

one-percent change in this rate would change the benefit obligation by approximately $50 and the aggregate service and interest cost by approximately $5.

Supplemental Retirement

      Arbitron also sponsors two nonqualified supplemental retirement plans. The projected benefit obligation at September 30, 2001 and 2000 was $833 and $639, respectively. Net periodic pension costs were $155, $190 and $164 for 2001, 2000, and 1999, respectively. The related intangible asset amount included in prepaid pension expense was $13 at December 31, 2001 and $26 at December 31, 2000. As of December 31, 2001 and 2000, prepaid pension costs of $414 and $370, respectively, held in benefit protection trusts are included in other noncurrent assets in the consolidated balance sheets.

401(k) Plan

      Arbitron employees also participate in a defined contribution plan that is sponsored by the Company. The plan generally provides for employee salary deferral contributions of up to 17% of eligible employee compensation. Under the terms of the plan, Arbitron contributes a matching contribution of 50% up to a maximum of 3% to 6% of eligible employee compensation. The employer may also make additional discretionary matching contributions to the plan. Arbitron’s costs with respect to its contributions to the defined contribution plan were $1,488, $1,108 and $936 in 2001, 2000, and 1999, respectively.

15.  Stock Based Compensation

      Prior to the spin-off, officers and employees of the Company participated in Ceridian’s stock option award and employee stock purchase plans. In connection with the spin-off, options to purchase shares of Ceridian common stock, held by officers and employees of Arbitron, were converted to options to purchase shares of Arbitron common stock, such that each option had the same ratio of the exercise price per option to the market value per share, the same aggregate difference between market value and exercise price, and the same vesting provisions, option periods and other terms and conditions applicable prior to the spin-off.

      Effective with the spin-off, the Company has two stock incentive plans (SIP) from which awards of stock options, restricted stock awards and performance unit awards are granted to eligible participants: the 1999 SIP and the 2001 SIP. Eligible participants in the 1999 and 2001 SIPs include all employees of the Company and any non-employee director, consultant and independent contractor of the Company. Stock options awarded under the 1999 SIP generally vest annually over a three-year period, have ten-year terms and have an exercise price that may not be less than the fair market value of the underlying stock at the date of grant. Stock options awarded under the 2001 SIP generally vest annually over a three-year period, have five-year terms and have an exercise price that may not be less than the fair market value of the underlying stock at the date of grant. As of December 31, 2001, shares available for grant were 936,030 and 333,500 under the 1999 and 2001 SIPs, respectively.

ARBITRON INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data) — (Continued)

      Stock option activity and options outstanding for the years ended December 31, 2001, 2000 and 1999 were as follows:

			Weighted
	Exercise price		average exercise
	per share	Outstanding	price of options

Options in Ceridian stock, December 31, 1998	$ 3.76 - $29.75	1,580,774	$21.12
Granted	19.94 - 36.75	364,250	20.22
Exercised	7.38 - 25.07	(45,664)	15.55
Canceled	19.94 - 36.75	(53,933)	26.23

Options in Ceridian stock, December 31, 1999	$ 3.76 - $35.63	1,845,427	$20.93

Granted	16.00 - 27.88	18,500	24.35
Exercised	16.38 - 21.25	(26,584)	19.46
Canceled	12.50 - 29.75	(118,815)	24.03

Options in Ceridian stock, December 31, 2000	$ 3.76 - $35.63	1,718,528	$20.78

Exercised	4.51 - 14.99	(6,162)	15.87
Canceled	20.88 - 32.86	(19,144)	22.76
Spin-off adjustment	4.43 - 42.71	95,233	—

Options in Arbitron stock, March 31, 2001	$ 4.43 - $42.71	1,788,455	$24.55

Granted	20.88 - 26.15	2,030,607	21.62
Exercised	4.43 - 25.03	(35,050)	14.49
Canceled	4.55 - 32.86	(82,332)	24.54

Options in Arbitron stock, December 31, 2001	$ 5.88 - $42.71	3,701,680	$22.89

      Weighted average characteristics of outstanding and exercisable stock options by exercise price range as of December 31, 2001 were as follows:

	Outstanding Options			Exercisable Options

		Average	Weighted		Weighted
		remaining	average		average
	Number	contractual	exercise	Number	exercise
Range of exercise price	of options	life	price	of options	price

$ 5.88 - $20.93	321,964	2.69	$13.92	308,462	$13.65
20.94 - 21.61	1,842,500	4.26	21.18	—	—
21.62 - 26.47	1,052,043	6.20	24.44	789,156	24.71
26.48 - 42.71	485,173	6.22	31.98	475,165	31.95

$ 5.88 - $42.71	3,701,680	4.93	$22.89	1,572,783	$24.73

      The Company’s Employee Stock Purchase Plan (“ESPP”) provides for the issuance of up to 3,000,000 shares of newly issued or treasury common stock of Arbitron. The purchase price of the stock to ESPP participants is 85% of the lesser of the fair market value on either the first day or the last day of the applicable three-month offering period.

      Arbitron utilizes the intrinsic method of accounting for stock-based compensation and has adopted the disclosure-only provisions of SFAS 123. Therefore, no expense is recorded with respect to employee

ARBITRON INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data) — (Continued)

participation in the Company’s stock option or employee stock purchase plan. The estimated fair value of stock option grants and ESPP purchases is as follows:

	2001		2000		1999

		Fair		Fair		Fair
	Shares	value	Shares	value	Shares	value

Stock option grants	2,030,607	$6.58	18,500	$8.10	364,250	$7.34
ESPP purchases	14,312	$4.23	21,714	$5.00	14,427	$5.13

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

	2001	2000	1999

Net income as reported	$36,462	$45,263	$39,742
Pro forma net income	$32,102	$43,807	$37,743
Pro forma diluted net income per weighted average common share as reported	$1.24	$1.54	$1.34
Pro forma diluted net income per weighted average common share	$1.10	$1.49	$1.28
Weighted-average assumptions:
Expected lives in years	4	4	4
Expected volatility	28.5%	40.4%	37.4%
Expected dividend rate	—	—	—
Risk-free interest rate	3.0%	5.0%	6.3%

16.  Related Party Transactions

      Prior to the spin-off, Arbitron participated in Ceridian’s centralized cash management system to finance its operations. Cash deposits from the majority of Arbitron’s operations were transferred to Ceridian on a daily basis. In addition, the majority of Arbitron’s cash disbursements were funded by Ceridian from its centralized cash management system. Net distributions to Ceridian reflect these intercompany cash activities. No interest has been credited or charged for these transactions.

      Certain expenses were allocated to Arbitron based on utilization of specific services or, where an estimate could not be determined, based on Arbitron’s revenue in proportion to Ceridian’s total revenue. Management believes these allocation methods were reasonable. However, the costs of these services and benefits charged to Arbitron were not necessarily indicative of the costs that would have been incurred if Arbitron had performed these services as a separate entity. Expense allocations from Ceridian reflected in the consolidated statements of income totaled $8,205 and $7,292 in 2000 and 1999, respectively.

17.  Significant Customers and Concentration of Credit Risk

      Arbitron’s quantitative radio audience measurement service and related software sales has generally accounted for approximately 87% of its revenue, the largest portion of which is provided to radio broadcasters. In recent years, a small number of enterprises have greatly expanded their holdings of United States radio broadcasters. As a result of this consolidation of United States radio broadcasters, Arbitron has two customers that individually represent 10% or more of its revenue. For the years 2001, 2000 and 1999, those customers

ARBITRON INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data) — (Continued)

represented 23% and 11%, 22% and 10%, and 13% and 10%, respectively, of the Company’s revenue. Certain contracts for one of these customers are due to be renewed in 2002. Although the industry consolidation has led to an increased concentration of Arbitron’s customer base, the Company believes that the consolidating enterprises are well financed, publicly held companies with whom it has a good relationship. Arbitron routinely assesses the financial strength of its customers and has experienced only nominal losses on its trade accounts receivable.

18.     Financial Instruments

      Fair values of trade accounts receivable, accounts payable and the amount due to owners of acquired business approximate carrying values due to their short-term nature. The fair value of the senior secured notes at December 31, 2001 was $51,738 and was estimated using a cash flow valuation model and available market data for securities with similar maturity dates. The fair value of the long-term revolving credit facility approximates its carrying value due to its floating interest rate, which resets quarterly. The interest rate swap is recorded at its fair value.

19.     Quarterly Information (Unaudited)

	Three months ended
					Year Ended
	March 31	June 30	September 30	December 31	December 31

2001
Revenue	$60,190	$50,264	$65,633	$51,447	$227,534
Operating income	28,407	9,864	27,589	5,401	71,261
Net income	16,295	4,714	12,856	2,597	36,462
Net income and pro forma net income per weighted average common share:
Basic	$0.56	$0.16	$0.44	$0.09	$1.25
Diluted	$0.56	$0.16	$0.43	$0.09	$1.24

2000
Revenue	$55,533	$45,665	$58,395	$47,198	$206,791
Operating income	25,438	10,094	27,155	8,731	71,418
Net income	14,710	7,998	15,383	7,172	45,263
Pro forma net income per weighted average common share:
Basic	$0.51	$0.27	$0.53	$0.25	$1.56
Diluted	$0.51	$0.27	$0.52	$0.24	$1.54

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Biographical information of Directors and Executive Officers required by this item is included in the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed with the Securities and Exchange Commission (the “Commission”) not later than 120 days after the close of Arbitron’s fiscal year ended December 31, 2001.

      Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item is included in the Other Matters portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Arbitron’s fiscal year ended December 31, 2001.

ITEM 11.	EXECUTIVE COMPENSATION

      Information required by this item is included in the Election of Directors, Report of Compensation and Human Resources Committee and Executive Compensation sections of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Arbitron’s fiscal year ended December 31, 2001.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required by this item is included in the Stock Ownership Information section of the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Arbitron’s fiscal year ended December 31, 2001.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required by this item is included in the Certain Relationships and Related Transactions portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Arbitron’s fiscal year ended December 31, 2001.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Documents filed as part of this report

(1) Financial Statements: The following financial statements, together with the report thereon of independent auditors, are included in this Report:

•	Report of Independent Public Accountants

•	Consolidated balance sheets as of December 31, 2001 and 2000

•	Consolidated statements of income for the years ended December 31, 2001, 2000 and 1999

•	Consolidated statements of stockholders’ equity (deficit) for the years ended December 31, 2001, 2000 and 1999

•	Consolidated statements of cash flows for the years ended December 31, 2001, 2000 and 1999

•	Notes to consolidated financial statements for the years ended December 31, 2001, 2000 and 1999

(2) Consolidated Financial Statement Schedules of Valuation and Qualifying Accounts: All other financial statement schedules are not applicable.

(3) Exhibits:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation) (Filed as Exhibit 4.01 to Ceridian’s Registration Statement on Form S-8 (File No. 33-54379) and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation) (Filed as Exhibit 3 to Ceridian’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation) (Filed as Exhibit 3.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).
3.4	Certificate of Amendment to Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation) (Filed as an exhibit to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
3.5	Bylaws of Arbitron Inc. (formerly known as Ceridian Corporation), as amended (Filed as Exhibit 3.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).
3.6	Restated Bylaws of Arbitron Inc., effective as of December 31, 2001
4.1	Specimen of Common Stock Certificate (Filed as an exhibit to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.1	Distribution Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation)
(Filed as Exhibit 10.1 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).
10.2	Personnel Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.2 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).
10.3	Tax Matters Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.3 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).
10.4	Transition Services Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.4 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).

Exhibit No.	Description

10.5	Sublease Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.5 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).
10.6	Credit Agreement, dated as of January 31, 2001, by and among Arbitron Inc. and the Lenders referred to therein and Bank of American, N.A., as administrative agent (Filed as an exhibit to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.7	Note Purchase Agreement, January 31, 2001, by and among Arbitron Inc. and the Note Holders referred to therein (Filed as an exhibit to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.8	Secured Subordinated Promissory Notes maturing January 31, 2008 of Arbitron Inc. (Filed as an exhibit to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.9	Subsidiary Guaranty, dated as of January 31, 2001, of Arbitron Holdings Inc. in favor of the Lenders referred to therein, the Swap Provider referred to therein and the Note Holders referred to therein (Filed as an exhibit to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.10	Arbitron Inc. 1999 Stock Incentive Plan (Filed as an exhibit to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).*
10.11	Form of Stock Option Award Agreement (Filed as an exhibit to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.16	Form of Customer Contract by and between Arbitron Inc. and Clear Channel Communications, Inc. (Filed as an exhibit to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.17	Form of Customer Contract by and between Arbitron Inc. and Infinity Broadcasting Corp. (Filed as an exhibit to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.18	Amendment No. 1 to the Executive Employment Agreement between Arbitron Inc. and Stephen B. Morris*
10.19	Amendment No. 2 to the Executive Employment Agreement between Arbitron Inc. and Stephen B. Morris*
10.20	Form of Executive Retention Agreement*
21	Subsidiaries of Arbitron Inc.
23	Consent of KPMG LLP.
24	Power of Attorney

*	Indicates management contract or compensatory plan required to be filed as an Exhibit.

      (b) Reports on Form 8-K

None.

      (c) Exhibits

See (a)(3), above.

      (d) Financial Statement Schedules

See (a)(2), above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on is behalf by the undersigned, thereunto duly authorized.

ARBITRON INC.

By:	/s/ STEPHEN B. MORRIS

Stephen B. Morris
Chief Executive Officer and President

Date: March 22, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature		Title	Date

/s/ STEPHEN B. MORRIS Stephen B. Morris		Chief Executive Officer, President and Director (Principal Executive Officer)	March 22, 2002

/s/ WILLIAM J. WALSH William J. Walsh		Executive Vice President of Finance and Planning and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 22, 2002

* Erica Farber		Director

* Kenneth F. Gorman		Director

* Philip Guarascio		Director

* Larry E. Kittelberger		Director

* Luis B. Nogales		Director

* Lawrence Perlman		Director

* Richard A. Post		Director

*By:	/s/ DOLORES L. CODY Dolores L. Cody Attorney-in-Fact		March 22, 2002