Form 10-Q
period 2002-03-31
ARBITRON INC
filed 2002-05-08
CIK 109758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

_____________

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission file number: 1-1969

ARBITRON INC.
(Exact name of registrant as specified in its charter)

Delaware	52-0278528
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

142 West 57th Street
New York, New York 10019
(Address of principal executive offices) (Zip Code)
(212) 887-1300
(Registrant’s telephone number, including area code)

_____________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

     The registrant had 29,276,630 shares of common stock, par value $0.50 per share, outstanding as of April 23, 2002.

ARBITRON INC.

INDEX

Page No.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets – March 31, 2002 and December 31, 2001	3
Consolidated Statements of Income – Three Months Ended March 31, 2002 and 2001	4
Consolidated Statements of Cash Flows – Three Months Ended March 31, 2002 and 2001	5
Notes to Consolidated Financial Statements – March 31, 2002	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosure of Market Risk	15
PART II – OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	16
Signature	17

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ARBITRON INC.
Consolidated Balance Sheets
(In thousands)

	March 31,	December 31,
	2002	2001

	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$15,524	$21,043
Trade accounts receivable, net of allowance for doubtful accounts of $1,088 in 2002 and $995 in 2001	15,486	19,393
Deferred income taxes	16,796	24,644
Prepaid expenses and other current assets	2,609	2,578

Total current assets	50,415	67,658
Investments in affiliates	7,277	9,722
Property and equipment, net	10,455	8,850
Goodwill, net	32,937	28,937
Other intangibles, net	2,671	2,961
Deferred income taxes	3,064	3,698
Other noncurrent assets	4,787	5,015

Total assets	$111,606	$126,841

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$3,472	$5,245
Accrued expenses and other current liabilities	10,310	15,597
Due to owners of acquired business	10,811	10,621
Deferred revenue	40,233	52,993

Total current liabilities	64,826	84,456
Noncurrent liabilities
Long-term debt	195,000	205,000
Other noncurrent liabilities	4,968	6,494

Total liabilities	264,794	295,950

Stockholders’ equity (deficit)
Common stock, $0.50 par value, authorized 500,000 shares, issued 32,336 shares	16,168	16,166
Additional paid-in capital	60,044	59,349
Accumulated earnings (net distributions to Ceridian in excess of accumulated earnings) prior to spin-off	(260,146)	(260,146)
Retained earnings subsequent to spin-off	34,409	20,167
Common stock held in treasury, 3,095 shares	(1,548)	(1,565)
Accumulated other comprehensive loss	(2,115)	(3,080)

Total stockholders’ equity (deficit)	(153,188)	(169,109)

Total liabilities and stockholders’ equity (deficit)	$111,606	$126,841

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2002	2001

Revenue	$65,902	$60,190

Costs and expenses
Cost of revenue	18,863	15,873
Selling, general and administrative	12,677	11,214
Research and development	5,512	4,696

Total costs and expenses	37,052	31,783

Operating income	28,850	28,407
Proportionate share of net loss of affiliate	(1,245)	(1,123)

Income before interest and income tax expense	27,605	27,284
Interest income	138	19
Interest expense	4,586	386

Income before income tax expense	23,157	26,917
Income tax expense	8,915	10,622

Net income	$14,242	$16,295

Net income and pro forma net income per weighted average common share
Basic	$0.49	$0.56
Diluted	$0.48	$0.56
Weighted average and pro forma weighted average common shares used in calculations
Basic	29,215	29,158
Potentially dilutive securities	634	153

Diluted	29,849	29,311

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2002	2001

Cash flows from operating activities
Net income	$14,242	$16,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	693	476
Other amortization	290	599
Deferred income taxes	7,871	10,622
Proportionate share of net loss of affiliate	1,245	1,123
Distributions from affiliate	1,200	1,101
Bad debt expense	96	38
Tax benefit from stock option exercises	225	—
Changes in operating assets and liabilities
Trade accounts receivable	3,785	1,669
Prepaid expenses and other assets	193	(688)
Accounts payable	(1,764)	(4,804)
Accrued expenses and other current liabilities	(5,084)	(2,770)
Deferred revenue	(12,753)	(11,796)
Other noncurrent liabilities	90	(73)

Net cash provided by operating activities	10,329	11,792

Cash flows from investing activities
Additions to property and equipment	(2,302)	(1,461)
Payment for business acquisition	(4,000)	—
Proceeds from disposals of property and equipment	—	40

Net cash used in investing activities	(6,302)	(1,421)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	489	—
Proceeds from issuance of long-term debt	—	250,000
Repayment of long-term debt	(10,000)	—
Payment of deferred financing costs	—	(2,983)
Net cash distributions to Ceridian	—	(235,958)

Net cash provided by (used in) financing activities	(9,511)	11,059

Effect of exchange rate changes on cash	(35)	30

Net increase (decrease) in cash and cash equivalents	(5,519)	21,460
Cash and cash equivalents at beginning of period	21,043	3,540

Cash and cash equivalents at end of period	$15,524	$25,000

See notes to consolidated financial statements.

ARBITRON INC.
Notes to Consolidated Financial Statements
March 31, 2002
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

     On March 30, 2001, Ceridian effected a reverse spin-off, which we refer to as the “spin-off.” In connection with the spin-off, the assets and liabilities associated with the human resource service businesses and Comdata subsidiaries were transferred to New Ceridian. The radio audience measurement business stayed with Ceridian. Ceridian then distributed the stock of New Ceridian to its existing stockholders. As a result, New Ceridian is now a separate publicly traded corporation. In connection with the spin-off, Ceridian changed its name to Arbitron Inc. and effected a one-for-five reverse stock split, and New Ceridian changed its name to Ceridian Corporation. Because of the relative significance of the businesses transferred to New Ceridian, New Ceridian was considered the accounting successor to Ceridian for financial reporting purposes.

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“the U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered for fair presentation have been included. The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Arbitron Inc. annual report on Form 10-K for the year ended December 31, 2001.

Consolidation

     The consolidated financial statements of Arbitron reflect the consolidated financial position, results of operations and cash flows of Arbitron Inc. and its subsidiaries: Arbitron Holdings Inc., Ceridian Infotech (India) Private Limited, CSW Research Limited and Euro Fieldwork Limited. In periods ended prior to March 31, 2001, the Company’s financial statements reflected the combined financial position and results of operations of Arbitron (The Arbitron Company which was a division of Ceridian and CSW Research Limited, Euro Fieldwork Limited and Ceridian Infotech (India) Private Limited, each of which was a wholly owned subsidiary of Ceridian).

2. Goodwill and Other Intangible Assets

     Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, was adopted on January 1, 2002, with the exception of a provision for acquisitions occurring after June 30, 2001, which was adopted on July 1, 2001. Under SFAS No. 142, the Company is no longer amortizing goodwill, rather goodwill is measured for impairment on an annual basis under the guidance set forth in the standard. Additionally, SFAS No. 142 requires disclosure of pro forma net income and earnings per share for prior periods as if the standard was in effect for all periods presented.

ARBITRON INC.
Notes to Consolidated Financial Statements – Continued
March 31, 2002
(Dollars in thousands, except per share data)
(unaudited)

     Intangible assets with finite lives are being amortized to expense over their estimated useful lives. As of March 31, 2002, the Company has no other intangible assets with indefinite useful lives.

     The following unaudited information presents the results of operations of the Company as if SFAS No. 142 had been adopted on January 1, 2001.

	Three Months Ended
	March 31,
	2002	2001

Net income, as reported	$14,242	$16,295
Goodwill amortization, net of tax	—	426

Net income, as adjusted	$14,242	$16,721

Net income and pro forma net income per weighted average common share
Basic	$0.49	$0.57
Diluted	$0.48	$0.57

3. Purchase Acquisition

     On July 2, 2001, the Company acquired all of the assets and assumed certain liabilities of the radio network audience measurement service business of Statistical Research, Inc. (“SRI”), known as Radio’s All Dimension Audience Research (“RADAR”). The RADAR service measures national radio audiences and the audience size of network radio programs and commercials. The primary reason for the acquisition was to gain entry into the network radio measurement business. Arbitron plans to provide larger sample sizes to customers by combining Arbitron’s existing diary sampling process with the RADAR network commercial clearance system.

     The aggregate consideration payable by the Company is approximately $25,000. The Company paid $10,275 in 2001 and during the three months ended March 31, 2002 paid contingent consideration of $4,000 earned pursuant to the acquisition agreement. The last installment of $11,000 is due on July 2, 2002. In connection with the acquisition, the Company also entered into several operational agreements with SRI, including a software development agreement pursuant to which SRI adapted RADAR to the Company’s diary based ratings measurement method.

     The following unaudited pro forma information presents the results of operations of the Company as if the RADAR acquisition had occurred as of January 1, 2001.

	Three Months Ended
	March 31,
	2002	2001

Pro forma revenue	$65,902	$62,631
Pro forma net income	$14,242	$16,560
Pro forma diluted net income per weighted average common share	$0.48	$0.56

ARBITRON INC.
Notes to Consolidated Financial Statements – Continued
March 31, 2002
(Dollars in thousands, except per share data)
(unaudited)

4. Long-term Debt

     Long-term debt consists of the following:

	March 31,	December 31,
	2002	2001

Senior fixed rate notes	$50,000	$50,000
Long-term revolving credit facility	145,000	155,000

	$195,000	$205,000

     On January 31, 2001, the Company entered into a $225,000 five-year revolving credit agreement with a consortium of banks (“Credit Facility”). On March 29, 2001, in connection with the spin-off, $200,000 was drawn on the Credit Facility and distributed to Ceridian.

     The Credit Facility has two borrowing options, a Eurodollar rate option or a base rate option, as defined in the agreement. Under the Eurodollar option, the Company may elect interest periods of one, two, three or six months at the inception date and each renewal date. Borrowings under the Eurodollar option bear interest at the London Interbank Offered Rate (LIBOR) plus a margin of 2.00% to 2.75%. Borrowings under the base rate option bear interest at the higher of the lead lender’s prime rate or the Federal Funds rate plus 50 basis points, plus a margin of .50% to 1.25%. The specific margins, under both options, are determined based on the Company’s ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio), and are adjusted every ninety days. The agreement contains a commitment fee provision whereby the Company is charged a fee, ranging from ..375% to .550%, based on the unused portion of the facility. Under the terms of the Credit Facility, the Company is required to maintain certain other financial ratios, in addition to the leverage ratio, and meet other financial conditions. The agreement limits, among other things, the Company’s ability to sell assets, incur additional indebtedness, grant or incur liens on its assets, repay indebtedness other than the Credit Facility, make investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations. The agreement prohibits the payment of cash dividends through the year ending December 31, 2002. The interest rate on the credit facility borrowings outstanding as of March 31, 2002 was 7.40%.

     Arbitron’s commitment under its revolving credit facility, which was $225.0 million at inception, was reduced to $185.2 million on April 1, 2002 in accordance with the mandatory commitment reduction and excess cash flow provisions. Available borrowings under the credit facility were $40.2 million as of April 1, 2002.

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

5. Interest Rate Swap

     The Company entered into an interest rate swap agreement effective on March 29, 2001 to hedge its exposure to fluctuations in interest rates relating to its outstanding variable rate debt. The contract’s notional amount was $200,000 at inception and declines each quarter over the life of the contract in proportion to the Company’s estimated outstanding balance on its revolving credit agreement. Under the terms of the contract, the Company pays a fixed rate of 5.02% and receives LIBOR, which resets every 90 days. The contract matures on March 31, 2005. The interest rate swap agreement was designated as a cash flow hedge, and was designed to be entirely effective by matching the terms of the swap agreement with the debt. The base rate for both the variable

ARBITRON INC.
Notes to Consolidated Financial Statements-Continued
March 31, 2002
(Dollars in thousands, except per share data)
(unaudited)

rate debt and the swap is LIBOR and the instruments have the same renewal dates over the lives of the instruments. The fair value of the cash flow hedge was recorded as a non-current liability and the offsetting unrealized loss was recorded in accumulated other comprehensive loss as of December 31, 2001 and March 31, 2002.

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

6. Net Income and Pro Forma Net Income per Weighted Average Common Share

     The computations of basic and diluted net income per common share for the three month period ended March 31, 2002 are based on Arbitron’s weighted average shares of common stock and potentially dilutive securities outstanding, respectively. For the three month period ended March 31, 2001, the pro forma net income per weighted average common share computations are based entirely upon Ceridian’s weighted average number of shares of Ceridian common stock and potentially dilutive securities outstanding.

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

     The components of comprehensive income are as follows:

	Three Months Ended
	March 31,
	2002	2001

Net income	$14,242	$16,295
Items of other comprehensive income
Change in foreign currency translation adjustment	(40)	50
Unrealized gain (loss) on interest rate swap, net of tax	1,005	(288)

Comprehensive income	$15,207	$16,057

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

     Additional important factors known to Arbitron that could cause forward-looking statements to turn out to be incorrect are identified and discussed from time to time in Arbitron’s filings with the Securities and Exchange Commission, including in particular the risk factors discussed under the caption “ITEM 1. BUSINESS – Business Risks” in Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

     On March 30, 2001, Ceridian effected a reverse spin-off, which we refer to as the “spin-off.” In connection with the spin-off, the assets and liabilities associated with the human resource service businesses and Comdata subsidiaries were transferred to New Ceridian. The radio audience measurement business stayed with Ceridian. Ceridian then distributed the stock of New Ceridian to its existing stockholders. As a result, New Ceridian is now a separate publicly traded corporation. In connection with the spin-off, Ceridian changed its name to Arbitron Inc. and effected a one-for-five reverse stock split, and New Ceridian changed its name to Ceridian Corporation. Because of the relative significance of the businesses transferred to New Ceridian, New Ceridian was considered the accounting successor to Ceridian for financial reporting purposes.

     The terms “Arbitron” or the “Company” as used in this document shall include Arbitron Inc. and its subsidiaries.

     The consolidated financial statements of Arbitron reflect the consolidated financial position, results of operations and cash flows of Arbitron Inc. and its subsidiaries: Arbitron Holdings Inc., Ceridian Infotech (India) Private Limited, CSW Research Limited and Euro Fieldwork Limited. In periods ended prior to March 31, 2001, the Company’s financial statements reflected the combined financial position and results of operations of Arbitron (The Arbitron Company which was a division of Ceridian and CSW Research Limited, Euro Fieldwork Limited and Ceridian Infotech (India) Private Limited, each of which was a wholly owned subsidiary of Ceridian).

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

     Contracts with Infinity Broadcasting, which collectively accounted for nine percent of Arbitron’s revenue in 2001, expired at the end of 2001 and renewal negotiations with Infinity Broadcasting commenced during the fourth quarter of 2001. In April 2002, Arbitron signed a contract extension with Infinity Broadcasting, which gives their stations access to our Winter 2002 quarterly radio ratings until the release of the Spring 2002 radio survey as well as access to additional services currently provided. Negotiations for a long-term renewal of the Infinity Broadcasting contract continue. Arbitron cannot give any assurances that it will renew Infinity Broadcasting or attract new customers that could replace the revenue that could be lost if a key customer failed to renew its agreement with Arbitron. The loss of a key customer would materially harm Arbitron’s business and operating results.

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

     In 2002, and annually thereafter, the Company will assess the fair value of goodwill. To the extent that information indicates that the carrying value of the assets exceeds their estimated fair values, the Company will recognize an impairment charge. The Company’s estimates of fair value will be subject to revision as market conditions and the Company’s assessments of them change.

New Accounting Pronouncements

     Statement of Financial Accounting Standards (SFAS) No. 142 was adopted on January 1, 2002, with the exception of a provision for acquisitions occurring after June 30, 2001 which was adopted on July 1, 2001. Under SFAS No. 142, the Company’s goodwill is no longer amortized to expense, rather goodwill will be measured for impairment on an annual basis under the guidance set forth in the standard. Additionally, SFAS No. 142 requires disclosure of pro forma net income and earnings per share for prior periods as if the standard was in effect for all periods presented. For the year ending December 31, 2002, the Company expects a reduction in amortization expense that will increase net income by approximately $1.7 million. If the Company had adopted the provisions of SFAS No. 142 on January 1, 2001, net income and diluted net income per weighted average share would have been $16,721 and $.57, respectively, for the three months ended March 31, 2001.

Results of Operations

Comparison of the Three Months Ended March 31, 2002 to the Three Months Ended March 31, 2001

     The following table sets forth information with respect to the consolidated statements of income of Arbitron:

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended		Increase		Percentage of
	March 31,		(Decrease)		Revenue

	2002	2001	Dollar	Percent	2002	2001

Revenue	$65,902	$60,190	$5,712	9.5%	100.0%	100.0%

Costs and expenses
Cost of revenue	18,863	15,873	2,990	18.8%	28.6%	26.4%
Selling, general and administrative	12,677	11,214	1,463	13.0%	19.2%	18.6%
Research and development	5,512	4,696	816	17.4%	8.4%	7.8%

Total costs and expenses	37,052	31,783	5,269	16.6%	56.2%	52.8%

Operating income	28,850	28,407	443	1.6%	43.8%	47.2%
Proportionate share of net loss of affiliate	(1,245)	(1,123)	(122)	10.9%	(1.9%)	(1.9%)

Income before interest and income tax expense	27,605	27,284	321	1.2%	41.9%	45.3%
Interest income	138	19	119	100%	0.2%	0.0%
Interest expense	4,586	386	4,200	100%	7.0%	0.6%

Income before income tax expense	23,157	26,917	(3,760)	(14.0%)	35.1%	44.7%
Income tax expense	8,915	10,622	(1,707)	(16.1%)	13.5%	17.6%

Net income	$14,242	$16,295	$(2,053)	(12.6%)	21.6%	27.1%

Net income and pro forma net income per weighted average common share
Basic	$0.49	$0.56	$(0.07)	(12.5%)
Diluted	$0.48	$0.56	$(0.08)	(14.3%)
Other data
EBITDA	$28,588	$28,359	$229	0.8%	43.4%	47.1%

     Revenue. Revenue increased 9.5% from $60.2 million for the three months ended March 31, 2001 to $65.9 million for the same period in 2002. RADAR accounted for $2.2 million, or 3.7% of the increase. Increases in the ratings subscriber base, analytical software applications and escalations in multi-year customer contracts and contract renewals accounted for the remainder of the difference.

     Cost of Revenue. Cost of revenue increased 18.8% from $15.9 million for the three months ended March 31, 2001 to $18.9 million for the same period in 2002, and increased as a percentage of revenue from 26.4% in 2001 to 28.6% in 2002. RADAR accounted for $0.9 million of the increase. Increases in computer center costs, royalties and data collection costs accounted for $2.1 million of the increase.

     Selling, General and Administrative. Selling, general and administrative expenses increased 13.0% from $11.2 million for the three months ended March 31, 2001 to $12.7 million for the same period in 2002 and increased as a percentage of revenue from 18.6% in 2001 to 19.2% in 2002. RADAR accounted for $0.3 million of the dollar increase. Certain variable costs, including marketing communications costs and selling and administrative expenses, increased by $1.6 million from 2001 to 2002. These increases were partially offset by the elimination of goodwill amortization, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which was $0.4 million in 2001.

     Research and Development. Research and development increased 17.4% from $4.7 million during the three months ended March 31, 2001 to $5.5 million for the same period in 2002 and increased as a percentage of revenue from 7.8% in 2001 to 8.4% in 2002. RADAR accounted for $0.5 million of the dollar increase. The remaining $0.3 million dollar increase is attributable to a $1.4 million increase in product development and enhancement costs in the core services, which was offset by a $1.1 million decrease in spending on new product development related to the Portable People Meter (PPM) and the Webcast RatingsSM service.

     Operating Income. Operating income increased 1.6% from $28.4 million for the three months ended March 31, 2001 to $28.9 million for the same period in 2002. Operating margin decreased from 47.2% in 2001 to 43.8% in 2002. The decline in the operating margin is attributed primarily to increases in cost of revenue and research and development costs as a percentage of revenue.

     Proportionate Share of Net Loss of Affiliate. Proportionate share of net loss of affiliate increased 10.9% from $1.1 million for the three months ended March 31, 2001 to $1.2 million for the same period in 2002.

     Interest Expense. Interest expense increased from $0.4 million for the three months ended March 31, 2001 to $4.6 million for the same period in 2002. For the three months ended March 31, 2002, the Company’s long-term debt incurred in connection with the spin-off was outstanding for the entire period, whereas in 2001, the debt was outstanding for only part of the period. Also, for the three months ended March 31, 2002, the Company incurred $0.2 million of interest expense on the deferred acquisition payment to the former owners of RADAR. The Company did not have deferred acquisition payments during three months ended March 31, 2001.

     Income Tax Expense. Arbitron’s effective tax rate was 39.5% and 38.5% for the three months ended March 31, 2001 and 2002, respectively. The 1.0% decrease in the Company’s effective income tax rate resulted from the discontinuance of goodwill amortization in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and a change in certain state tax apportionment factors following the spin-off from Ceridian.

     Net Income. Net income decreased 12.6% from $16.3 million for the three months ended March 31, 2001 to $14.2 million for the same period in 2002. The decrease was primarily attributed to interest expense incurred on long-term debt outstanding since the spin-off.

     EBITDA. EBITDA increased from $28.4 million for the three months ended March 31, 2001 to $28.6 million for the same period in 2002.

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

     As of March 31, 2002, the Company had $15.5 million in available cash and cash equivalents. In addition, the Company had $40.2 million in available borrowings under its bank credit facility. Although Arbitron has a limited history as a stand-alone company, management expects that cash flow generated from operations, as well as available borrowings from its bank credit facility, if necessary, will be sufficient to support the Company’s operations, including research and development costs, for the foreseeable future.

     Net cash provided by operating activities was $10.3 million and $11.8 million for the three month periods ended March 31, 2002 and 2001, respectively, a decrease of $1.5 million. The decrease is mainly attributed to lower net income for the three months ended March 31, 2002. The $2.1 million decrease in net income is primarily attributed to interest expense on debt incurred in connection with the spin-off.

     Net cash used in investing activities was $6.3 million and $1.4 million for the three month periods ended March 31, 2002 and 2001, respectively, an increase of $4.9 million. The increase is primarily attributed to a $4.0 million contingent consideration payment to the former owners of RADAR during the three months ended March 31, 2002. There were no business acquisition payments during the same period in 2001. The remaining $0.9 million increase resulted from an increase in property and equipment additions. The increase in property and equipment additions is largely related to hardware and internally developed software related to PPM.

     Net cash provided by (used in) financing activities was ($9.5) million and $11.1 million for the three month periods ended March 31, 2002 and 2001, respectively, a decrease of $20.6 million. The decrease is partly attributed to a discretionary debt repayment of $10.0 million during the three months ended March 31, 2002. The Company had no debt, and therefore no debt repayments during the three months ended March 31, 2001. During the three months ended March 31, 2001, the Company had proceeds of $250.0 million from the debt issuance and distributed cash of $236.0 million to Ceridian and paid financing costs of $3.0 million, resulting in $11.0 million of cash provided by investing activities after payment of debt issue costs.

     Arbitron’s commitment under its revolving credit facility, which was $225.0 million at inception, was reduced to $185.2 million on April 1, 2002 in accordance with the mandatory commitment reduction and excess cash flow provisions. Available borrowings under the credit facility were $40.2 million as of April 1, 2002.

     Arbitron’s credit facility and senior secured notes (“borrowings”) contain non-investment grade financial terms, covenants and operating restrictions that increase the cost of financing and restrict financial flexibility. Under the terms of the borrowings, Arbitron is required to maintain certain leverage and coverage ratios and meet other financial conditions. The agreements limit, among other things, Arbitron’s ability to sell assets, incur additional indebtedness, grant or incur liens on its assets, repay senior indebtedness, pay cash dividends, make certain investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations. Although Arbitron does not believe that the terms of its borrowings limit the operation of its business in any material respect, the terms may restrict or prohibit Arbitron’s ability to raise additional capital when needed or could prevent Arbitron from making acquisitions or investing in other growth initiatives. Arbitron holds a derivative instrument as a hedge of its variable interest rate debt as indicated below under “Item 3, Quantitative and Qualitative Disclosures About Market Risk.”

     In 2001, Clear Channel Communications, Inc. and Infinity Broadcasting Corp. represented approximately 23.0% and 11.0%, respectively, of Arbitron’s revenue. Arbitron’s agreements with these customers are not exclusive and contain no renewal obligations. Contracts with Infinity Broadcasting, which collectively accounted for nine percent of Arbitron’s revenue in 2001, expired at the end of 2001 and renewal negotiations with Infinity Broadcasting commenced during the fourth quarter of 2001. In April 2002, Arbitron signed a contract extension with Infinity Broadcasting, which gives their stations access to our Winter 2002 quarterly radio ratings until the release of the Spring 2002 radio survey as well as access to additional services currently provided. Negotiations for a long-term contract continue. Arbitron cannot give any assurances that it will renew Infinity Broadcasting or attract new customers that could replace the revenue that would be lost if a key customer failed to renew its agreement with Arbitron. The loss of a key customer would adversely affect Arbitron’s results of operations and liquidity.

     The continuing development and anticipated rollout of the Portable People Meter service will require significant capital resources and would increase our operating costs over the next several years. The introduction of the Portable People Meter could be delayed if Arbitron cannot form a joint venture. In that event, Arbitron would need to revise its plans and assumptions relating to the timing of the Portable People Meter rollout.

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

     The Company has two long-term obligations: senior notes that bear interest at a fixed rate of 9.96%, and a revolving credit facility which bears interest at LIBOR plus a margin of 2.00% to 2.75%. The variable portion of the interest rate, LIBOR, is hedged with an interest rate swap which has a fixed rate of 5.02%.

     Due to the variable rate debt being fully hedged, a hypothetical market interest rate change of 1% would have no effect on the Company’s results of operations. However, changes in market interest rates would impact the fair values of the Company’s long-term obligations.

Foreign Currency Risk

     Arbitron’s foreign operations are not significant at this time, and, therefore, Arbitron’s exposure to foreign currency risk is minimal.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K

•	Arbitron filed a Current Report on Form 8-K on January 25, 2002 reporting 2001 fourth quarter and year end financial results.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARBITRON INC.
By: /s/ WILLIAM J. WALSH William J. Walsh Executive Vice President of Finance and Planning and Chief Financial Officer
Date: May 8, 2002