Form 10-Q
period 2002-06-30
ARBITRON INC
filed 2002-08-14
CIK 109758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________to ____________

Commission file number: 1-1969

ARBITRON INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-0278528 (I.R.S. Employer Identification No.)

142 West 57th Street
New York, New York 10019
(Address of principal executive offices) (Zip Code)
(212) 887-1300
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     The registrant had 29,497,462 shares of common stock, par value $0.50 per share, outstanding as of July 31, 2002.

ARBITRON INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ARBITRON INC.
Consolidated Balance Sheets
(In thousands)

	June 30,	December 31,
	2002	2001

	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$24,203	$21,043
Trade accounts receivable, net of allowance for doubtful accounts of $1,129 in 2002 and $995 in 2001	16,193	19,393
Deferred tax assets	15,525	24,644
Prepaid expenses and other current assets	3,073	2,578

Total current assets	58,994	67,658
Investments in affiliates	9,438	9,722
Property and equipment, net	12,201	8,850
Goodwill, net	32,937	28,937
Other intangibles, net	2,382	2,961
Deferred tax assets	2,391	3,698
Other noncurrent assets	5,292	5,015

Total assets	$123,635	$126,841

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$4,083	$5,245
Accrued expenses and other current liabilities	14,198	15,597
Due to owners of acquired business	—	10,621
Deferred revenue	46,177	52,993

Total current liabilities	64,458	84,456
Noncurrent liabilities
Long-term debt	195,000	205,000
Other noncurrent liabilities	6,470	6,494

Total liabilities	265,928	295,950

Stockholders’ equity (deficit)
Common stock, $0.50 par value, authorized 500,000 shares, issued 32,336 shares and 32,332 shares, respectively	16,168	16,166
Additional paid-in capital	64,980	59,349
Accumulated earnings (net distributions to Ceridian in excess of accumulated earnings) prior to spin-off	(260,146)	(260,146)
Retained earnings subsequent to spin-off	41,027	20,167
Common stock held in treasury, 2,898 shares and 3,130 shares, respectively	(1,449)	(1,565)
Accumulated other comprehensive loss	(2,873)	(3,080)

Total stockholders’ equity (deficit)	(142,293)	(169,109)

Total liabilities and stockholders’ equity (deficit)	$123,635	$126,841

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	June 30,
	2002	2001

Revenue	$56,509	$50,264

Costs and expenses
Cost of revenue	26,046	22,811
Selling, general and administrative	12,986	11,951
Research and development	5,803	5,638

Total costs and expenses	44,835	40,400

Operating income	11,674	9,864
Equity in net income of affiliate	3,312	2,942

Income before interest and income tax expense	14,986	12,806
Interest income	124	354
Interest expense	4,348	5,352

Income before income tax expense	10,762	7,808
Income tax expense	4,144	3,094

Net income	$6,618	$4,714

Net income per weighted average common share
Basic	0.23	0.16
Diluted	0.22	0.16
Weighted average common shares used in calculations
Basic	29,368	29,155
Potentially dilutive securities	712	184

Diluted	30,080	29,339

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Six Months Ended
	June 30,
	2002	2001

Revenue	$122,411	$110,454

Costs and expenses
Cost of revenue	44,909	38,684
Selling, general and administrative	25,663	23,165
Research and development	11,315	10,334

Total costs and expenses	81,887	72,183

Operating income	40,524	38,271
Equity in net income of affiliate	2,067	1,819

Income before interest and income tax expense	42,591	40,090
Interest income	262	373
Interest expense	8,934	5,738

Income before income tax expense	33,919	34,725
Income tax expense	13,059	13,716

Net income	$20,860	$21,009

Net income and pro forma net income per weighted average common share
Basic	0.71	0.72
Diluted	0.70	0.72
Weighted average and pro forma weighted average common shares used in calculations
Basic	29,292	29,155
Potentially dilutive securities	673	169

Diluted	29,965	29,324

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2002	2001

Cash flows from operating activities
Net income	$20,860	$21,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,482	1,018
Other amortization	579	1,197
Loss on disposals of property and equipment	—	(4)
Deferred income taxes	10,374	13,528
Equity in net income of affiliate	(2,067)	(1,819)
Distributions from affiliate	2,350	1,950
Bad debt expense	198	136
Tax benefit from stock option exercises	1,352	—
Changes in operating assets and liabilities
Trade accounts receivable	3,086	(855)
Prepaid expenses and other assets	(754)	126
Accounts payable	(1,224)	(4,511)
Accrued expenses and other current liabilities	(1,044)	568
Deferred revenue	(6,829)	(4,994)
Other noncurrent liabilities	114	(507)

Net cash provided by operating activities	28,477	26,842

Cash flows from investing activities
Additions to property and equipment	(4,824)	(3,264)
Payments for business acquisitions	(15,000)	(3,000)
Proceeds from disposals of property and equipment	—	45

Net cash used in investing activities	(19,824)	(6,219)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	4,397	73
Proceeds from issuance of long-term debt	—	250,000
Repayment of long-term debt	(10,000)	(10,000)
Payment of deferred financing costs	—	(3,002)
Net cash distributions to Ceridian Corporation	—	(235,958)

Net cash provided by (used in) financing activities	(5,603)	1,113

Effect of exchange rate changes on cash	110	(3)

Net increase in cash and cash equivalents	3,160	21,733
Cash and cash equivalents at beginning of period	21,043	3,540

Cash and cash equivalents at end of period	$24,203	$25,273

See notes to consolidated financial statements.

ARBITRON INC.
Notes to Consolidated Financial Statements
June 30, 2002
(unaudited)

1.     Basis of Presentation and Consolidation

Presentation

     Arbitron Inc. (“Arbitron” or the “Company”) was formerly known as Ceridian Corporation. Prior to March 31, 2001, Ceridian, a publicly traded company, had as its principal lines of business the human resource service businesses, the Comdata business, which provided transaction processing and regulatory compliance services for the transportation industry, and the radio audience measurement business.

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

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered for fair presentation have been included. The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Arbitron Inc. annual report on Form 10-K for the year ended December 31, 2001.

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

ARBITRON INC.
Notes to Consolidated Financial Statements — Continued
June 30, 2002
(unaudited)

     Intangible assets with finite lives are being amortized to expense over their estimated useful lives. As of June 30, 2002, the Company has no other intangible assets with indefinite useful lives.

     The following unaudited information presents the results of operations of the Company as if SFAS No. 142 had been adopted on January 1, 2001 (Dollars in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Net income, as reported	$6,618	$4,714	$20,860	$21,009
Goodwill amortization, net of tax	—	426	—	852

Net income, as adjusted	$6,618	$5,140	$20,860	$21,861

Net income and pro forma net income per weighted average common share
Basic	$0.23	$0.18	$0.71	$0.75
Diluted	$0.22	$0.18	$0.70	$0.75

The Company has completed its assessment of the carrying value of goodwill as of January 1, 2002 and has determined no impairment existed as of that date.

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

     On June 28, 2002, the Company paid the final installment of $11.0 million, bringing the aggregate consideration paid to $25.3 million. In connection with the acquisition, the Company entered into several operational agreements with SRI, including a software development agreement pursuant to which SRI adapted RADAR to the Company’s diary based ratings measurement method.

ARBITRON INC.
Notes to Consolidated Financial Statements – Continued
June 30, 2002
(unaudited)

     The following unaudited pro forma information presents the results of operations of the Company as if the RADAR acquisition had occurred as of January 1, 2001 (Dollars in thousands, except per share data).

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2001	2001

Pro forma revenue	$52,691	$115,323
Pro forma net income	$4,975	$21,532
Pro forma diluted net income per weighted average common share	$0.17	$0.73

4.     Long-term Debt

     Long-term debt consists of the following (Dollars in thousands):

	June 30,	December 31,
	2002	2001

Senior fixed rate notes	$50,000	$50,000
Long-term revolving credit facility	145,000	155,000

	$195,000	$205,000

     On January 31, 2001, the Company entered into a $225.0 million five-year revolving credit agreement with a consortium of banks (“Credit Facility”). On March 29, 2001, in connection with the spin-off, $200.0 million was drawn on the facility and distributed to Ceridian.

     The Credit Facility has two borrowing options, a Eurodollar rate option or a base rate option, as defined in the agreement. Under the Eurodollar option, the Company may elect interest periods of one, two, three or six months at the inception date and each renewal date. Borrowings under the Eurodollar option bear interest at the London Interbank Offered Rate (LIBOR) plus a margin of 2.00% to 2.75%. Borrowings under the base rate option bear interest at the higher of the lead lender’s prime rate or the Federal Funds rate plus 50 basis points, plus a margin of .50% to 1.25%. The specific margins, under both options, will be determined based on the Company’s ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio), and will be adjusted every ninety days. The agreement contains a commitment fee provision whereby the Company will be charged a fee based on the unused portion of the facility. Under the terms of the Credit Facility, the Company is required to maintain certain other financial ratios, in addition to the leverage ratio, and meet other financial conditions. The agreement limits, among other things, the Company’s ability to sell assets, incur additional indebtedness, grant or incur liens on its assets, repay indebtedness, make investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations. The agreement prohibits the payment of cash dividends through the year ending December 31, 2002. The interest rate on the Credit Facility borrowings as of June 30, 2002 was 7.40%.

     The commitment under the Credit Facility, which was $225.0 million at inception, was reduced to $185.2 million on April 1, 2002 in accordance with the mandatory commitment reduction and excess cash flow provisions. Available borrowings under the Credit Facility were $40.2 million as of June 30, 2002.

ARBITRON INC.
Notes to Consolidated Financial Statements – Continued
June 30, 2002
(unaudited)

     Upon consummation of the spin-off, the Company issued $50.0 million of senior secured notes due January 31, 2008. In connection with the spin-off, the Company distributed the $50.0 million of note proceeds to Ceridian. The notes bear interest at a fixed rate of 9.96%. The senior secured notes agreement contains covenants similar to the Credit Facility. The agreement also contains a make-whole provision that applies in the event of early prepayment of principal.

5.     Interest Rate Swap

     The Company entered into an interest rate swap agreement effective on March 29, 2001 to hedge its exposure to fluctuations in interest rates relating to its outstanding variable rate debt. The contract’s notional amount was $200.0 million at inception, and declines over the life of the contract in proportion to the Company’s estimated outstanding balance on its revolving credit agreement. Under the terms of the contract, the Company will pay a fixed rate of 5.02% and receive LIBOR, which resets every 90 days. The contract matures on December 31, 2004. The interest rate swap agreement was designated as a cash flow hedge, and was designed to be entirely effective by matching the terms of the swap agreement with the debt. The base rate for both the variable rate debt and the swap is LIBOR and the instruments have the same renewal dates over the lives of the instruments. The fair value of the cash flow hedge was recorded as a non-current liability and the offsetting unrealized loss was recorded in accumulated other comprehensive loss as of June 30, 2002 and December 31, 2001.

     The Company’s risk management objective for entering into the interest rate swap was to mitigate its exposure to interest rate risk. The Company’s initial strategy was to lock into a fixed rate of interest with a pay-fixed, receive-variable interest rate swap, thereby hedging exposure to the variability in future cash flows.

6.     Net Income and Pro Forma Net Income per Weighted Average Common Share

     The computations of basic and diluted net income per common share for the three months ended June 30, 2001 and 2002, and the six months ended June 30, 2002 are based on Arbitron’s weighted average shares of common stock and potentially dilutive securities outstanding, respectively. The pro forma net income per weighted average common share computations for the six months ended June 30, 2001, are based on Ceridian’s weighted average number of shares of Ceridian common stock and potentially dilutive securities outstanding through March 30, 2001 (the spin-off date), and Arbitron’s weighted average shares of common stock and potentially dilutive securities outstanding thereafter.

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

7.     Comprehensive Income

     The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments and changes in unrealized gains and losses on the interest rate swap agreement.

ARBITRON INC.
Notes to Consolidated Financial Statements – Continued
June 30, 2002
(unaudited)

     The components of comprehensive income are as follows (Dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Net income	$6,618	$4,714	$20,860	$21,009
Items of other comprehensive income
Change in foreign currency translation adjustment	161	(53)	121	(3)
Change in unrealized gain (loss) on interest rate swap, net of tax	(919)	(50)	86	(338)

Comprehensive income	$5,860	$4,611	$21,067	$20,668

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

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations about future events, which Arbitron has derived from information currently available to it. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied in such forward-looking statements. These risks and uncertainties include whether we will be able to:

•	renew contracts with large customers as they expire;

•	successfully execute our business strategies, including timely implementation of our Portable People Meter (PPM) and our webcast ratings services, as well as expansion of international operations;

•	effectively manage the impact of further consolidation in the radio industry;

•	keep up with rapidly changing technological needs of our customer base, including creating new products and services that meet those needs; and

•	realize the benefits we expect to achieve resulting from the completion of the reverse spin-off of Ceridian Corporation.

     Additional important factors known to Arbitron that could cause forward-looking statements to turn out to be incorrect are identified and discussed from time to time in Arbitron’s filings with the Securities and Exchange Commission, including in particular the risk factors discussed under the caption “ITEM 1. BUSINESS – Business Risks” in Arbitron’s Form 10-K for the year ended December 31, 2001.

     The forward-looking statements contained in this document speak only as of the date hereof, and Arbitron undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

     Arbitron Inc. was formerly known as Ceridian Corporation (Ceridian). Prior to March 31, 2001, Ceridian, a publicly traded company, had as its principal lines of business the human resource service businesses, the Comdata business, which provided transaction processing and regulatory compliance services for the transportation industry, and the radio audience measurement business.

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

     Infinity Broadcasting is Arbitron’s second largest customer and represented approximately 11% of Arbitron’s revenue in 2001. Certain contracts with Infinity Broadcasting, which collectively accounted for nine percent of Arbitron’s revenue in 2001, expired at the end of 2001 and renewal negotiations commenced during the fourth quarter of 2001. In July 2002, Arbitron entered into an extension of the radio ratings license agreement with Infinity Broadcasting, which gives their stations access to our quarterly radio ratings up to the release of the Spring 2003 radio survey as well as access to additional services currently provided. In addition, in July 2002, Arbitron also entered into an extension of the radio ratings license agreement with ABC Radio up to the release of the Spring 2003 radio survey. The one year extensions with Infinity Broadcasting and ABC Radio are for significantly shorter terms than the typical four to five year agreements between Arbitron and its customers. Arbitron believes that this is a result of customers currently waiting for a more detailed analysis of the PPM Philadelphia test market and a rollout plan for other major markets. Additionally, future contracts with other customers may be of a shorter than normal term until the PPM data analysis is available and the PPM rollout plan is established. Arbitron cannot give any assurances that it could replace the revenue that could be lost if a key customer failed to renew its agreement with Arbitron. The loss of a key customer would materially harm Arbitron’s business and operating results.

Critical Accounting Policies

     Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments. The Company’s most critical accounting policies relate to the capitalization of software development costs and impairments of assets.

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

New Accounting Pronouncements

     Statement of Financial Accounting Standards (SFAS) No. 142 was adopted on January 1, 2002, with the exception of a provision for acquisitions occurring after June 30, 2001 which was adopted on July 1, 2001. Under SFAS No. 142, the Company’s goodwill is no longer amortized to expense, rather goodwill is measured for impairment on an annual basis under the guidance set forth in the standard. Additionally, SFAS No. 142 requires disclosure of pro forma net income and earnings per share for prior periods as if the standard was in effect for all periods presented. For the year ending December 31, 2002, the Company expects that the reduction in amortization expense will increase net income by approximately $1.7 million. If the Company had adopted the provisions of SFAS No. 142 on January 1, 2001, net income and diluted net income per weighted average share would have been $5,140 and $0.18, respectively, for the three months ended June 30, 2001, and $21,861 and $0.75, respectively, for the six months ended June 30, 2001.

Results of Operations

Comparison of the Three Months Ended June 30, 2002 to the Three Months Ended June 30, 2001.

     The following table sets forth information with respect to the consolidated statements of income of Arbitron.

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

			Increase		Percentage of
	Three Months Ended		(Decrease)		Revenue
	June 30,

	2002	2001	Dollar	Percent	2002	2001

Revenue	$56,509	$50,264	$6,245	12.4%	100.0%	100.0%
Costs and expenses
Cost of revenue	26,046	22,811	3,235	14.2%	46.1%	45.4%
Selling, general and administrative	12,986	11,951	1,035	8.7%	23.0%	23.8%
Research and development	5,803	5,638	165	2.9%	10.3%	11.2%

Total costs and expenses	44,835	40,400	4,435	11.0%	79.4%	80.4%

Operating income	11,674	9,864	1,810	18.3%	20.6%	19.6%
Equity in net income of affiliate	3,312	2,942	370	12.6%	5.9%	5.9%

Income before interest and income tax expense	14,986	12,806	2,180	17.0%	26.5%	25.5%
Interest income	124	354	(230)	(65.0%)	0.2%	0.7%
Interest expense	4,348	5,352	(1,004)	(18.8%)	7.7%	10.6%

Income before income tax expense	10,762	7,808	2,954	37.8%	19.0%	15.5%
Income tax expense	4,144	3,094	1,050	33.9%	7.3%	6.2%

Net income	$6,618	$4,714	$1,904	40.4%	11.7%	9.3%

Net income per weighted average common share
Basic	$0.23	$0.16	$0.07	43.8%
Diluted	$0.22	$0.16	$0.06	37.5%
Other data:
EBITDA	$16,065	$13,946	$2,119	15.2%	28.4%	27.7%

     Revenue. Revenue increased 12.4% from $50.3 million for the three months ended June 30, 2001 to $56.5 million for the same period in 2002. RADAR accounted for $2.3 million or 4.6% out of the 12.4% growth. Increases in the ratings subscriber base, analytical software applications, escalations in multi-year customer contracts and contract renewals accounted for most of the remaining $3.9 million increase.

     Cost of Revenue. Cost of revenue increased 14.2% from $22.8 million for the three months ended June 30, 2001 to $26.0 million for the same period in 2002, and increased as a percentage of revenue from 45.4% in 2001 to 46.1% in 2002. RADAR accounted for $0.2 million of the dollar increase. The remaining dollar increase of $3.0 million is mainly attributed to increases in diary and data collection costs ($1.0 million), computer center costs ($0.4 million), royalties ($0.6 million), and PPM costs ($0.6 million).

     Selling, General and Administrative. Selling, general and administrative expenses increased 8.7% from $12.0 million for the three months ended June 30, 2001 to $13.0 million for the same period in 2002 but decreased as a percentage of revenue from 23.8% in 2001 to 23.0% in 2002. RADAR expenses accounted for $0.3 million of the dollar increase. The remaining dollar increase of $0.7 million is attributed to increases in certain variable costs, including marketing expenses related to PPM ($0.6 million) and overall increases in selling expenses ($0.5 million). These increases were partially offset by the elimination of goodwill amortization, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which was $0.4 million in 2001.

     Research and Development. Research and development increased 2.9% from $5.6 million during the three months ended June 30, 2001 to $5.8 million for the same period in 2002 but decreased as a percentage of revenue from 11.2% in 2001 to 10.3% in 2002. RADAR costs and core services costs increased by $0.4 million and $0.6 million, respectively. These increases were offset by decreases in webcast ratings and PPM costs of $0.9 million.

     Operating Income. Operating income increased 18.3% from $9.9 million for the three months ended June 30, 2001 to $11.7 million for the same period in 2002. Operating margin increased from 19.6% in 2001 to 20.6% in 2002.

     Equity in Net Income of Affiliate. Equity in net income of affiliate increased 12.6% from $2.9 million for the three months ended June 30, 2001 to $3.3 million for the same period in 2002.

     Interest Expense. Interest expense decreased 18.8% from $5.4 million for the three months ended June 30, 2001 to $4.3 million for the same period in 2002. The decrease is the result of a lower debt principal balance outstanding under the Company’s revolving credit facility in 2002.

     Income Tax Expense. Arbitron’s effective tax rate was 39.5% and 38.5% for the three months ended June 30, 2001 and 2002, respectively. The 1.0% decrease in the Company’s effective income tax rate resulted from the discontinuance of goodwill amortization in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and a change in certain state tax apportionment factors following the spin-off from Ceridian.

     Net Income. Net income increased 40.4% from $4.7 million for the three months ended June 30, 2001 to $6.6 million for the same period in 2002.

     EBITDA. EBITDA increased 15.2% from $13.9 million for the three months ended June 30, 2001 to $16.1 million for the same period in 2002.

Comparison of the Six Months Ended June 30, 2002 to the Six Months Ended June 30, 2001

     The following table sets forth information with respect to the consolidated statements of income of Arbitron.

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

			Increase		Percentage of
	Six Months Ended		(Decrease)		Revenue
	June 30,

	2002	2001	Dollar	Percent	2002	2001

Revenue	$122,411	$110,454	$11,957	10.8%	100.0%	100.0%
Costs and expenses
Cost of revenue	44,909	38,684	6,225	16.1%	36.7%	35.0%
Selling, general and administrative	25,663	23,165	2,498	10.8%	21.0%	21.0%
Research and development	11,315	10,334	981	9.5%	9.2%	9.4%

Total costs and expenses	81,887	72,183	9,704	13.4%	66.9%	65.4%

Operating income	40,524	38,271	2,253	5.9%	33.1%	34.6%
Equity in net income of affiliate	2,067	1,819	248	13.6%	1.7%	1.7%

Income before interest and income tax expense	42,591	40,090	2,501	6.2%	34.8%	36.3%
Interest income	262	373	(111)	(29.8%)	0.2%	0.3%
Interest expense	8,934	5,738	3,196	55.7%	7.3%	5.2%

Income before income tax expense	33,919	34,725	(806)	(2.3%)	27.7%	31.4%
Income tax expense	13,059	13,716	(657)	(4.8%)	10.7%	12.4%

Net income	$20,860	$21,009	$(149)	(0.7%)	17.0%	19.0%

Net income and pro forma net income per weighted average common share
Basic	$0.71	$0.72	$(0.01)	(1.4%)
Diluted	$0.70	$0.72	$(0.02)	(2.8%)
Other data:
EBITDA	$44,653	$42,305	$2,348	5.6%	36.5%	38.3%

     Revenue. Revenue increased 10.8% from $110.5 million during the six months ended June 30, 2001 to $122.4 million for the same period in 2002. RADAR accounted for $4.5 million or 4.1% out of the 10.8% growth. Increases in the ratings subscriber base, analytical software applications, escalations in multi-year customer contracts and contract renewals accounted for the remaining $7.5 million increase.

     Cost of Revenue. Cost of revenue increased 16.1% from $38.7 million for the six months ended June 30, 2001 to $44.9 million for the same period in 2002, and increased as a percentage of revenue from 35.0% in 2001 to 36.7% in 2002. RADAR accounted for $1.1 million of the dollar increase. The remaining dollar increase of $5.1 million is mainly attributed to increases in diary and data collection costs ($1.7 million), computer center costs ($0.6 million), royalties ($1.0 million) and PPM costs ($1.6 million).

     Selling, General and Administrative. Selling, general and administrative expenses increased 10.8% from $23.2 million for the six months ended June 30, 2001 to $25.7 million for the same period in 2002 and remained consistent at 21.0% of revenue. RADAR accounted for $0.5 million of the dollar increase. The remaining dollar increase of $2.0 million is mainly attributed to increases in certain variable costs, including marketing expenses related to PPM ($0.9 million), higher overall administrative costs ($0.9 million), and overall increases in selling expenses ($1.3 million). These increases were offset by the elimination of goodwill amortization, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which was $0.8 million in 2001.

     Research and Development. Research and development increased 9.5% from $10.3 million during the six months ended June 30, 2001 to $11.3 million for the same period in 2002 but decreased as a percentage of revenue from 9.4% in 2001 to 9.2% in 2002. RADAR costs and core services costs increased by $0.8 million and $2.0 million, respectively. These increases were partially offset by decreases in webcast ratings and PPM costs of $1.9 million.

     Operating Income. Operating income increased 5.9% from $38.3 million for the six months ended June 30, 2001 to $40.5 million for the same period in 2002. Operating margin decreased from 34.6% in 2000 to 33.1% in 2002.

     Equity in Net Income of Affiliate. Equity in net income of affiliate increased 13.6% from $1.8 million for the six months ended June 30, 2001 to $2.1 million for the same period in 2002.

     Interest Expense. Interest expense increased 55.7% from $5.7 million for the six months ended June 30, 2001 to $8.9 million for the same period in 2002. The increase is the result of having debt outstanding for approximately three months in 2001 compared to six months in 2002.

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

     Net Income. Net income decreased 0.7% from $21.0 million for the six months ended June 30, 2001 to $20.9 million for the same period in 2002.

     EBITDA. EBITDA increased 5.6% from $42.3 million for the six months ended June 30, 2001 to $44.7 million for the same period in 2002.

Liquidity and Capital Resources

     Prior to the spin-off, Arbitron participated in Ceridian’s centralized cash management system to finance its operations. Cash deposits from the majority of Arbitron’s operations were transferred to Ceridian on a daily basis and Ceridian funded Arbitron’s cash disbursements from the centralized cash management system. Accordingly, Arbitron’s net change in cash in periods prior to the spin-off on March 30, 2001 is not indicative of its liquidity or cash flow as a stand-alone company.

     As of June 30, 2002, the Company had $24.2 million in available cash and cash equivalents. In addition, the Company had $40.2 million in available borrowings under its bank credit facility. Although Arbitron has a limited history as a stand-alone company, management expects that cash flow generated from operations, as well as available borrowings from its bank credit facility, if necessary, will be sufficient to support the Company’s operations, including research and development costs, for the foreseeable future.

     Net cash provided by operating activities was $28.5 million and $26.8 million for the six months ended June 30, 2002 and 2001, respectively, an increase of $1.7 million. The increase is mainly attributed to better efficiency in collections of accounts receivable and the Company’s tax benefit from stock option exercises, partially offset by lower utilization of deferred tax assets.

     Net cash used in investing activities was $19.8 million and $6.2 million for the six months ended June 30, 2002 and 2001, respectively, an increase of $13.6 million. The increase is primarily attributed to payments of $15.0 million to the former owners of RADAR during the six months ended June 30, 2002, compared to $3.0 million of business acquisition payments during the same period in 2001. Additionally, the Company acquired $4.8 million of property and equipment during the six month period ended June 30, 2002, compared to $3.3 million during the same period in 2001. The increase in property and equipment additions is largely related to hardware and internally developed software related to PPM.

     Net cash provided by (used in) financing activities was ($5.6) million and $1.1 million for the six month periods ended June 30, 2002 and 2001, respectively, a decrease of $6.7 million. The decrease is mainly attributed to cash flow related to the spin-off distribution in 2001. During the six months ended June 30, 2001, the Company had proceeds of $250.0 million from debt issuance and distributed cash of $236.0 million to Ceridian and paid financing costs of $3.0 million, resulting in $11.0 million of cash provided by investing activities after payment of debt issue costs. There were no such debt issuance and distribution activities during the same period in 2002. Partly offsetting the $11.0 million decrease related to the spin-off distribution was $4.4 million of cash received from stock option exercises and stock purchase plans for the six months ended June 30, 2002, compared to $0.1 million for the six months ended June 30, 2001.

     Arbitron’s credit facility and senior secured notes (“borrowings”) contain non-investment grade financial terms, covenants and operating restrictions that increase the cost of financing and restrict financial flexibility. Under the terms of the borrowings, Arbitron is required to maintain certain leverage and coverage ratios and meet other financial conditions. The agreements limit, among other things, Arbitron’s ability to sell assets, incur additional indebtedness, grant or incur liens on its assets, repay senior indebtedness, pay cash dividends, make certain investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations. Although Arbitron does not believe that the terms of its borrowings limit the operation of its business in any material respect, the terms may restrict or prohibit Arbitron’s ability to raise additional capital when needed or could prevent Arbitron from making acquisitions or investing in other growth initiatives. Arbitron holds a derivative instrument as a hedge of its variable interest rate debt as indicated below under “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

     In 2001, Clear Channel Communications, Inc. and Infinity Broadcasting Corp. represented approximately 23.0% and 11.0%, respectively, of Arbitron’s revenue. Arbitron’s agreements with these customers are not exclusive and contain no renewal obligations. Certain contracts with Infinity Broadcasting, which collectively accounted for nine percent of Arbitron’s revenue in 2001, expired at the end of 2001 and renewal negotiations commenced during the fourth quarter of 2001. In July 2002, Arbitron entered into an extension of the radio ratings license agreement with Infinity Broadcasting which gives their stations access to our quarterly radio ratings up to the release of the Spring 2003 radio survey as well as access to additional services currently provided. In addition, in July 2002, Arbitron also entered into an extension of the radio ratings license agreement with ABC Radio up to the release of the Spring 2003 radio survey. The one year extensions with Infinity Broadcasting and ABC Radio are for significantly shorter terms than the typical four to five year agreements between Arbitron and its customers. Arbitron believes that this is a result of customers currently waiting for a more detailed analysis of the PPM Philadelphia test market and a rollout plan for other major markets. Arbitron cannot give any assurances that it could replace the revenue that could be lost if a key customer failed to renew its agreement with Arbitron. The loss of a key customer would adversely affect Arbitron’s results of operations and liquidity.

     The continuing development and anticipated rollout of the PPM service will require significant capital resources and will increase our operating costs over the next several years. The introduction of the PPM could be delayed if Arbitron does not form a joint venture. In that event, Arbitron would need to revise its plans and assumptions relating to the timing of the PPM rollout. Additionally, agreements with customers may continue to be of a shorter than normal term until a more detailed analysis of the Philadelphia test market is completed and a rollout plan into other markets is established. It is expected that within the next year this additional analysis will have been completed so that Arbitron's customers will have a fuller understanding of the value of the PPM service, which will then serve as the basis for longer-term renewal contract negotiations.

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

     The Company has two long-term obligations: senior notes that bear interest at a fixed rate of 9.96%, and a revolving credit facility which bears interest at LIBOR plus a margin of 2.00% to 2.75%. The variable portion of the interest rate, LIBOR, is hedged with an interest rate swap, which has a fixed rate of 5.02%.

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

PART II – OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Arbitron’s annual meeting of stockholders was held on May 30, 2002. There were 29,252,346 shares of Arbitron common stock outstanding and entitled to vote at the annual meeting. Of the 29,252,346 shares of Arbitron common stock entitled to vote at the annual meeting, a total of 26,740,919 shares were present in person or by proxy at the annual meeting.

     The following eight people designated by Arbitron’s Board of Directors as nominees for director were elected at the annual meeting, with the voting as follows:

Nominee	Votes For	Votes Withheld

Erica Farber	26,731,829	9,090
Kenneth F. Gorman	26,629,535	111,384
Philip Guarascio	26,731,192	9,727
Larry E. Kittelberger	26,629,092	111,827
Stephen B. Morris	26,730,955	9,964
Luis G. Nogales	26,731,121	9,798
Lawrence Perlman	26,728,703	12,216
Richard A. Post	26,629,612	111,307

No additional items were on the agenda of the annual meeting of stockholders and no items were brought to a vote during the meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.	Description
99.1	Certifications of Chief Executive Officer and Chief Financial Officer

(b)  Reports on Form 8-K

Arbitron filed a Current Report on Form 8-K on April 18, 2002 reporting 2002 first quarter financial results.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARBITRON INC

By:	/s/ WILLIAM J. WALSH William J. Walsh Executive Vice President of Finance and Planning and Chief Financial Officer, authorized signatory and principal financial officer

Date: August 14, 2002