Form 10-Q
period 2002-09-30
ARBITRON INC
filed 2002-11-12
CIK 109758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______to ______

Commission file number: 1-1969

ARBITRON INC.
(Exact name of registrant as specified in its charter)

Delaware	52-0278528
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

142 West 57th Street
New York, New York 10019
(Address of principal executive offices) (Zip Code)
(212) 887-1300
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     The registrant had 29,554,506 shares of common stock, par value $0.50 per share, outstanding as of October 31, 2002.

ARBITRON INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ARBITRON INC.
Consolidated Balance Sheets
(In thousands)

	September 30,	December 31,
	2002	2001

	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$29,936	$21,043
Trade accounts receivable, net of allowance for doubtful accounts of $1,133 in 2002 and $995 in 2001	18,144	19,393
Deferred tax assets	22,678	24,644
Prepaid expenses and other current assets	3,770	2,578

Total current assets	74,528	67,658
Investments in affiliates	7,369	9,722
Property and equipment, net	12,297	8,850
Goodwill, net	32,937	28,937
Other intangibles, net	2,092	2,961
Deferred tax assets	3,004	3,698
Other noncurrent assets	4,937	5,015

Total assets	$137,164	$126,841

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$3,857	$5,245
Accrued expenses and other current liabilities	20,164	15,597
Due to owners of acquired business	—	10,621
Deferred revenue	45,347	52,993

Total current liabilities	69,368	84,456
Noncurrent liabilities
Long-term debt	175,000	205,000
Other noncurrent liabilities	7,205	6,494

Total liabilities	251,573	295,950

Stockholders’ equity (deficit)
Common stock, $0.50 par value, authorized 500,000 shares, issued 32,336 shares	16,168	16,166
Additional paid-in capital	67,122	59,349
Accumulated earnings (net distributions to Ceridian in excess of accumulated earnings) prior to spin-off	(249,470)	(260,146)
Retained earnings subsequent to spin-off	56,449	20,167
Common stock held in treasury, 2,809 shares and 3,130 shares, respectively	(1,405)	(1,565)
Accumulated other comprehensive loss	(3,273)	(3,080)

Total stockholders’ equity (deficit)	(114,409)	(169,109)

Total liabilities and stockholders’ equity (deficit)	$137,164	$126,841

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30,
	2002	2001

Revenue	$69,560	$65,633

Costs and expenses
Cost of revenue	20,832	19,668
Selling, general and administrative	13,494	12,460
Research and development	5,531	5,916
Total costs and expenses	39,857	38,044

Operating income	29,703	27,589
Proportionate share of net loss of affiliate	(669)	(1,393)

Income before interest and income tax expense	29,034	26,196
Interest income	162	240
Interest expense	4,119	5,188

Income before income tax expense	25,077	21,248
Income tax expense	9,655	8,392

Net income	$15,422	$12,856

Net income per weighted average common share
Basic	$0.52	$0.44
Diluted	$0.51	$0.43
Weighted average common shares used in calculations
Basic	29,492	29,162
Potentially dilutive securities	589	421

Diluted	30,081	29,583

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Nine Months Ended
	September 30,
	2002	2001

Revenue	$191,971	$176,087

Costs and expenses
Cost of revenue	65,741	58,352
Selling, general and administrative	39,157	35,625
Research and development	16,846	16,250
Total costs and expenses	121,744	110,227

Operating income	70,227	65,860
Equity in net income of affiliate	1,398	426

Income before interest and income tax expense	71,625	66,286
Interest income	424	613
Interest expense	13,053	10,926

Income before income tax expense	58,996	55,973
Income tax expense	22,714	22,108

Net income	$36,282	$33,865

Net income and pro forma net income per weighted average common share
Basic	$1.24	$1.16
Diluted	$1.21	$1.15
Weighted average and pro forma weighted average common shares used in calculations
Basic	29,359	29,158
Potentially dilutive securities	645	252

Diluted	30,004	29,410

See notes to consolidated financial statements

ARBITRON INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2002	2001

Cash flows from operating activities
Net income	$36,282	$33,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,296	1,661
Other amortization	869	1,907
Deferred income taxes	18,571	21,460
Equity in net income of affiliate	(1,398)	(426)
Distributions from affiliate	3,750	3,300
Bad debt expense	298	168
Tax benefit from stock option exercises	1,795	73
Changes in operating assets and liabilities
Trade accounts receivable	1,062	(5,212)
Prepaid expenses and other assets	(1,088)	(241)
Accounts payable	(1,431)	(4,962)
Accrued expenses and other current liabilities	(110)	1,290
Deferred revenue	(7,661)	(6,494)
Other noncurrent liabilities	89	(452)

Net cash provided by operating activities	53,324	45,937

Cash flows from investing activities
Additions to property and equipment	(5,730)	(3,982)
Payments for business acquisitions	(15,000)	(13,274)
Proceeds from disposals of property and equipment	—	60

Net cash used in investing activities	(20,730)	(17,196)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	6,140	240
Proceeds from issuance of long-term debt	—	250,000
Repayment of long-term debt	(30,000)	(25,000)
Payment of deferred financing costs	—	(3,010)
Net cash distributions to Ceridian	—	(235,958)

Net cash used in financing activities	(23,860)	(13,728)

Effect of exchange rate changes on cash	159	47

Net increase in cash and cash equivalents	8,893	15,060
Cash and cash equivalents at beginning of period	21,043	3,540

Cash and cash equivalents at end of period	$29,936	$18,600

See notes to consolidated financial statements

ARBITRON INC.
Notes to Consolidated Financial Statements
September 30, 2002
(unaudited)

1.     Basis of Presentation and Consolidation

Presentation

     Arbitron Inc. (“Arbitron” or the “Company”) was formerly known as Ceridian Corporation (“Ceridian”). Prior to March 31, 2001, Ceridian, a publicly traded company, had as its principal lines of business the human resource service businesses, the Comdata business, which provided transaction processing and regulatory compliance services for the transportation industry, and the radio audience measurement business.

     On March 30, 2001, Ceridian effected a reverse spin-off, which we refer to as the “spin-off.” In connection with the spin-off, the assets and liabilities associated with the human resource service businesses and Comdata subsidiaries were transferred to a newly formed company named “New Ceridian”. The radio audience measurement business stayed with Ceridian. Ceridian then distributed the stock of New Ceridian to its existing stockholders. As a result, New Ceridian is now a separate publicly traded corporation. In connection with the spin-off, Ceridian changed its name to Arbitron Inc. and effected a one-for-five reverse stock split, and New Ceridian changed its name to Ceridian Corporation. Because of the relative significance of the businesses transferred to New Ceridian, New Ceridian was considered the accounting successor to Ceridian for financial reporting purposes.

     For periods prior to the spin-off, the Company’s results were included in Ceridian’s consolidated income tax filings. Subsequent to the spin-off, deferred tax assets consisting of net operating loss and credit carryforwards were transferred from Ceridian to Arbitron, along with timing differences related to the Arbitron business. The amounts transferred were finalized during the three month period ended September 30, 2002, with the filing of the income tax returns for periods ended December 31, 2001 and prior, and resulted in an increase of deferred tax assets of $10.7 million with a corresponding credit to stockholders’ equity.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered for fair presentation have been included. The consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Arbitron Inc. annual report on Form 10-K for the year ended December 31, 2001.

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

ARBITRON INC.
Notes to Consolidated Financial Statements — Continued
September 30, 2002
(unaudited)

2.     Goodwill and Other Intangible Assets

     Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, was adopted on January 1, 2002, with the exception of a provision for acquisitions occurring after June 30, 2001, which was adopted on July 1, 2001. Under SFAS No. 142, the Company is no longer amortizing goodwill, rather goodwill is measured for impairment on an annual basis under the guidance set forth in the standard. Additionally, SFAS No. 142 requires disclosure of adjusted net income and earnings per share for prior periods as if the standard was in effect for all periods presented.

     Intangible assets with finite lives are being amortized to expense over their estimated useful lives. As of September 30, 2002, the Company has no other intangible assets with indefinite useful lives.

     The following unaudited information presents the results of operations of the Company as if SFAS No. 142 had been adopted on January 1, 2001 (Dollars in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Net income, as reported	$15,422	$12,856	$36,282	$33,865
Goodwill amortization, net of tax	—	426	—	1,278

Net income, as adjusted	$15,422	$13,282	$36,282	$35,143

Net income and pro forma net income per weighted average common share, as adjusted
Basic	$0.52	$0.46	$1.24	$1.21
Diluted	$0.51	$0.45	$1.21	$1.19

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

ARBITRON INC.
Notes to Consolidated Financial Statements — Continued
September 30, 2002
(unaudited)

     The following unaudited pro forma information presents the results of operations of the Company as if the RADAR acquisition had occurred as of January 1, 2001 (Dollars in thousands, except per share data).

Nine Months Ended September 30,
2001

Pro forma revenue	$180,956
Pro forma net income	$34,388
Pro forma diluted net income per weighted average common share	$1.17

4.     Long-term Debt

     Long-term debt consists of the following (Dollars in thousands):

	September 30,	December 31,
	2002	2001

Senior fixed rate notes	$50,000	$50,000
Long-term revolving credit facility	125,000	155,000

	$175,000	$205,000

     On January 31, 2001, the Company entered into a $225.0 million five-year revolving credit agreement with a consortium of banks (“Credit Facility”). On March 29, 2001, in connection with the spin-off, $200.0 million was drawn on the facility and distributed to Ceridian.

     The Credit Facility has two borrowing options, a Eurodollar rate option or a base rate option, as defined in the agreement. Under the Eurodollar option, the Company may elect interest periods of one, two, three or six months at the inception date and each renewal date. Borrowings under the Eurodollar option bear interest at the London Interbank Offered Rate (LIBOR) plus a margin of 2.00% to 2.75%. Borrowings under the base rate option bear interest at the higher of the lead lender’s prime rate or the Federal Funds rate plus 50 basis points, plus a margin of .50% to 1.25%. The specific margins, under both options, are determined based on the Company’s ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio), and are adjusted every ninety days. The agreement contains a commitment fee provision whereby the Company is charged a fee based on the unused portion of the facility. Under the terms of the Credit Facility, the Company is required to maintain certain other financial ratios, in addition to the leverage ratio, and meet other financial conditions. The agreement limits, among other things, the Company’s ability to sell assets, incur additional indebtedness, grant or incur liens on its assets, repay indebtedness, make investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations. The agreement prohibits the payment of cash dividends through the year ending December 31, 2002. The interest rate on the Credit Facility borrowings as of September 30, 2002 was 7.27%.

     The commitment under the Credit Facility, which was $225.0 million at inception, was reduced to $185.2 million on April 1, 2002 in accordance with the mandatory commitment reduction and excess cash flow provisions. Available borrowings under the Credit Facility were $60.2 million as of September 30, 2002.

ARBITRON INC.
Notes to Consolidated Financial Statements — Continued
September 30, 2002
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

5.     Interest Rate Swap

     The Company entered into an interest rate swap agreement effective on March 29, 2001 to hedge its exposure to fluctuations in interest rates relating to its outstanding variable rate debt. The contract’s notional amount was $200.0 million at inception, and declines over the life of the contract in proportion to the Company’s estimated outstanding balance on its revolving credit agreement. Under the terms of the contract, the Company will pay a fixed rate of 5.02% and receive LIBOR, which resets every 90 days. The contract matures on December 31, 2004. The interest rate swap agreement was designated as a cash flow hedge, and was designed to be entirely effective by matching the terms of the swap agreement with the debt. The base rate for both the variable rate debt and the swap is LIBOR and the instruments have the same renewal dates over the lives of the instruments. The fair value of the cash flow hedge was recorded as a non-current liability and the offsetting unrealized loss was recorded in accumulated other comprehensive loss as of September 30, 2002 and December 31, 2001.

     The Company’s risk management objective for entering into the interest rate swap was to mitigate its exposure to interest rate risk. The Company’s initial strategy was to lock into a fixed rate of interest with a pay-fixed, receive-variable interest rate swap, thereby hedging exposure to the variability in future cash flows.

6.     Stockholders’ Equity (Deficit)

     Changes in stockholders’ equity (deficit) for the nine month period ended September 30, 2002 were as follows:

			Accumulated
			Earnings (Net
			Distributions to	Retained	Common	Accumulated	Total
		Additional	Ceridian in	Earnings	Stock	Other	Stockholders’
	Common	Paid-In	Excess of	Subsequent	Held in	Comprehensive	Equity
	Stock	Capital	Earnings)	to Spin-off	Treasury	Income	(Deficit)
Balance at December 31, 2001	$16,166	$59,349	$(260,146)	$20,167	$(1,565)	$(3,080)	$(169,109)
Net income	—	—	—	36,282	—	—	36,282
Distributions (to) from Ceridian	—	—	10,676	—	—	—	10,676
Common stock issued	2	5,978	—	—	160	—	6,140
Tax benefit from stock option exercises and other plans	—	1,795	—	—	—	—	1,795
Other comprehensive income	—	—	—	—	—	(193)	(193)

Balance at September 30, 2002	$16,168	$67,122	$(249,470)	$56,449	$(1,405)	$(3,273)	$(114,409)

ARBITRON INC.
Notes to Consolidated Financial Statements — Continued
September 30, 2002
(unaudited)

7.     Net Income and Pro Forma Net Income per Weighted Average Common Share

     The computations of basic and diluted net income per common share for the three months ended September 30, 2001 and 2002, and the nine months ended September 30, 2002 are based on Arbitron’s weighted average shares of common stock and potentially dilutive securities outstanding, respectively. The pro forma net income per weighted average common share computations for the nine months ended September 30, 2001, are based on Ceridian’s weighted average number of shares of Ceridian common stock and potentially dilutive securities outstanding through March 30, 2001 (the spin-off date), and Arbitron’s weighted average shares of common stock and potentially dilutive securities outstanding thereafter.

     Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period.

8.     Comprehensive Income

     The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments and changes in unrealized gains and losses on the interest rate swap agreement.

     The components of comprehensive income are as follows (Dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Net income	$15,422	$12,856	$36,282	$33,865
Items of other comprehensive income
Change in foreign currency translation adjustment	73	69	194	66
Change in unrealized loss on interest rate swap, net of tax	(473)	(2,861)	(387)	(3,199)

Comprehensive income	$15,022	$10,064	$36,089	$30,732

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations about future events, which Arbitron has derived from information currently available to it. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied in such forward-looking statements. These risks and uncertainties include whether we will be able to:

•	renew contracts with large customers as they expire;

•	successfully execute our business strategies, including timely implementation of our Portable People Meter (PPM) and our webcast ratings services, as well as expansion of international operations;

•	effectively manage the impact of further consolidation in the radio industry;

•	keep up with rapidly changing technological needs of our customer base, including creating new products and services that meet those needs; and

•	successfully manage the impact on our business of any economic downturn generally and in the advertising market in particular.

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

Overview

     Arbitron Inc. was formerly known as Ceridian Corporation (“Ceridian”). Prior to March 31, 2001, Ceridian, a publicly traded company, had as its principal lines of business the human resource service businesses, the Comdata business, which provided transaction processing and regulatory compliance services for the transportation industry, and the radio audience measurement business.

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

     Arbitron’s radio audience measurement business has accounted for a majority of its revenue. In recent years, significant consolidation of radio station ownership has tended to intensify competition within the radio industry and between radio and other forms of media for advertising dollars. At the same time, audiences have become more fragmented as a result of the greatly increased programming choices and entertainment and media options. Consequently, the increased competition together with the desire for more complex information have driven demand by radio broadcasters, advertising agencies and advertisers for Arbitron’s audience measurement information. In addition, although radio industry consolidation has led to the increased concentration of Arbitron’s customer base, it has also contributed to an increase in the number of stations subscribing for the ratings service as well as increases in sales of Arbitron’s analytical software applications and other services.

     Infinity Broadcasting is Arbitron’s second largest customer and represented approximately 11% of Arbitron’s revenue in 2001. Certain contracts with Infinity Broadcasting, which collectively accounted for nine percent of Arbitron’s revenue in 2001, expired at the end of 2001 and renewal negotiations commenced during the fourth quarter of 2001. In July 2002, Arbitron entered into an extension of the radio ratings license agreement with Infinity Broadcasting, which ends on March 31, 2003, and gives their stations access to our quarterly radio ratings up to the release of the Spring 2003 radio survey as well as access to additional services currently provided. In addition, in July 2002, Arbitron also entered into an extension of the radio ratings license agreement with ABC Radio, which gives their stations access to our quarterly radio ratings up to the release of the Spring 2003 radio survey. These extensions with Infinity Broadcasting and ABC Radio are for significantly shorter terms than the typical four to five year agreements generally entered into between Arbitron and its customers. Arbitron believes that this is a result of customers currently waiting for a more detailed analysis of the PPM Philadelphia test market and a rollout plan for other major markets. Additionally, future contracts with other customers may be of a shorter than normal term until the PPM data analysis is available and the PPM rollout plan is established. Arbitron cannot give any assurances that it could replace the revenue that could be lost if a key customer failed to renew its agreement with Arbitron. The loss of a key customer would adversely affect Arbitron’s business and operating results.

     On May 31, 2000, Arbitron entered into an agreement with Nielsen Media Research, Inc., a provider of United States television audience measurement services, under which Arbitron granted Nielsen Media Research an option to join Arbitron in the potential commercial deployment of the Portable People Meter in the United States. In the event Nielsen Media Research exercises the option, the parties would form a joint venture to commercially deploy and operate the business of utilizing the Portable People Meter for the collection of respondent listening and viewing information used to produce radio and television audience ratings. Recognizing that the successful commercial deployment of the Portable People Meter is uncertain and risky, at the present time, Arbitron believes that a joint venture with Nielsen Media Research would create a significantly greater likelihood of successful commercial deployment than other alternatives.

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

     In response to the requests of both our customers and Nielsen Media Research, Arbitron has delayed the commercialization timetable for PPM, as well as the timing for the possible formation of a joint venture with Nielsen Media Research for the commercial deployment of the Portable People Meter in the United States. The company continues to discuss the formation of a PPM joint venture with Nielsen and has entered into discussions with them to expand their participation in the Philadelphia market trial. During the first half of 2003, we will perform a series of methods tests and research in Philadelphia. We will also test a number of marketing research applications of PPM and mount a major response rate test.

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

New Accounting Pronouncements

     Statement of Financial Accounting Standards (SFAS) No. 142 was adopted on January 1, 2002, with the exception of a provision for acquisitions occurring after June 30, 2001 which was adopted on July 1, 2001. Under SFAS No. 142, the Company’s goodwill is no longer amortized to expense, rather goodwill is measured for impairment on an annual basis under the guidance set forth in the standard. Additionally, SFAS No. 142 requires disclosure of adjusted net income and earnings per share for prior periods as if the standard was in effect for all periods presented. For the year ending December 31, 2002, the Company expects that the reduction in amortization expense, related to goodwill existing as of June 30, 2001, will increase net income by approximately $1.7 million. If the Company had adopted the provisions of SFAS No. 142 on January 1, 2001, net income and diluted net income per weighted average share would have been $13,282 and $0.45, respectively, for the three months ended September 30, 2001, and $35,143 and $1.19, respectively, or the nine months ended September 30, 2001.

Results of Operations

Comparison of the Three Months Ended September 30, 2002 to the Three Months Ended September 30, 2001

     The following table sets forth information with respect to the consolidated statements of income of Arbitron.

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

			Increase		Percentage of
	Three Months Ended		(Decrease)		Revenue
	September 30,
	2002	2001	Dollar	Percent	2002	2001

Revenue	$69,560	$65,633	$3,927	6.0%	100.0%	100.0%
Costs and expenses
Cost of revenue	20,832	19,668	1,164	5.9%	29.9%	30.0%
Selling, general and administrative	13,494	12,460	1,034	8.3%	19.4%	19.0%
Research and development	5,531	5,916	(385)	(6.5%)	8.0%	9.0%

Total costs and expenses	39,857	38,044	1,813	4.8%	57.3%	58.0%

Operating income	29,703	27,589	2,114	7.7%	42.7%	42.0%
Proportionate share of net loss of affiliate	(669)	(1,393)	724	52.0%	(1.0%)	(2.1%)

Income before interest and income tax expense	29,034	26,196	2,838	10.8%	41.7%	39.9%
Interest income	162	240	(78)	(32.5%)	0.2%	0.4%
Interest expense	4,119	5,188	(1,069)	(20.6%)	5.9%	7.9%

Income before income tax expense	25,077	21,248	3,829	18.0%	36.1%	32.4%
Income tax expense	9,655	8,392	1,263	15.1%	13.9%	12.8%

Net income	$15,422	$12,856	$2,566	20.0%	22.2%	19.6%

Net income per weighted average common share
Basic	$0.52	$0.44	$0.08	18.2%
Diluted	$0.51	$0.43	$0.08	18.6%
Other data:
EBITDA	$30,138	$27,546	$2,592	9.4%	43.3%	42.0%

     Revenue. Revenue increased 6.0% from $65.6 million for the three months ended September 30, 2001 to $69.6 million for the same period in 2002. Increases in the ratings and qualitative subscriber base, analytical software applications, escalations in multi-year customer contracts and contract renewals accounted for the $3.9 million increase.

     Cost of Revenue. Cost of revenue increased 5.9% from $19.7 million for the three months ended September 30, 2001 to $20.8 million for the same period in 2002, and was nearly constant as a percentage of revenue, which was 30.0% in 2001 and 29.9% in 2002. The dollar increase of $1.1 million is mainly attributed to PPM costs associated with the Philadelphia market test ($1.0 million) and higher diary and data collection costs ($0.5 million). The increases were partially offset by lower RADAR costs in 2002 ($0.5 million) resulting from the replacement of RADAR’s former telephone survey process with Arbitron’s existing diary sampling process.

     Selling, General and Administrative. Selling, general and administrative expenses increased 8.3% from $12.5 million for the three months ended September 30, 2001 to $13.5 million for the same period in 2002 and increased as a percentage of revenue from 19.0% in 2001 to 19.4% in 2002. The dollar increase of $1.0 million is attributed to increases in expenses related to PPM ($0.4 million), increases in facilities costs ($0.4 million) and higher overall costs in U.S. Media ($1.0 million). These increases were partially offset by the elimination of goodwill amortization, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which was $0.4 million in 2001, and a decrease in webcast ratings costs ($0.4 million). The Company decreased its spending related to webcast ratings due to the slower than anticipated growth of the webcast ratings market.

     Research and Development. Research and development decreased 6.5% from $5.9 million during the three months ended September 30, 2001 to $5.5 million for the same period in 2002 and decreased as a percentage of revenue from 9.0% in 2001 to 8.0% in 2002. The dollar decrease is mainly attributed to decreases in webcast ratings ($0.2 million), and PPM costs ($0.3 million) and lower costs related to RADAR ($0.2 million). These decreases were offset by an increase in U.S. Media costs ($ 0.3 million).

     Operating Income. Operating income increased 7.7% from $27.6 million for the three months ended September 30, 2001 to $29.7 million for the same period in 2002. Operating margin increased from 42.0% in 2001 to 42.7% in 2002.

     Proportionate Share of Net Loss of Affiliate. Proportionate share of net loss of affiliate decreased 52.0% from a loss of $1.4 million for the three months ended September 30, 2001 to a loss of $0.7 million for the same period in 2002.

     Interest Expense. Interest expense decreased 20.6% from $5.2 million for the three months ended September 30, 2001 to $4.1 million for the same period in 2002. The decrease is the result of a reduction in the debt principal balance outstanding during the quarter under the Company’s revolving credit facility in 2002.

     Income Tax Expense. Arbitron’s effective tax rate was 39.5% and 38.5% for the three months ended September 30, 2001 and 2002, respectively. The 1.0% decrease in the Company’s effective income tax rate resulted from the discontinuance of goodwill amortization in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and a change in certain state tax apportionment factors following the spin-off from Ceridian.

     Net Income. Net income increased 20.0% from $12.9 million for the three months ended September 30, 2001 to $15.4 million for the same period in 2002.

     EBITDA. EBITDA increased 9.4% from $27.5 million for the three months ended September 30, 2001 to $30.1 million for the same period in 2002. Arbitron has presented EBITDA as supplemental information that management of Arbitron believes may be useful to some investors in evaluating Arbitron because it is widely used as a measure to evaluate a company's operating performance before interest expense, as well as to evaluate its operating cash flow. EBITDA is calculated by adding back net interest expense, income tax expense, depreciation and amortization on property and equipment and amortization of goodwill and other intangible assets to net income. EBITDA should not be considered a substitute either for net income, as an indicator of Arbitron’s operating performance, or for cash flow, as measure of Arbitron’s liquidity. In addition, because EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies.

Comparison of the Nine Months Ended September 30, 2002 to the Nine Months Ended September 30, 2001

     The following table sets forth information with respect to the consolidated statements of income of Arbitron.

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

			Increase		Percentage of
	Nine Months Ended		(Decrease)		Revenue
	September 30,
	2002	2001	Dollar	Percent	2002	2001

Revenue	$191,971	$176,087	$15,884	9.0%	100.0%	100.0%
Costs and expenses
Cost of revenue	65,741	58,352	7,389	12.7%	34.2%	33.1%
Selling, general and administrative	39,157	35,625	3,532	9.9%	20.4%	20.2%
Research and development	16,846	16,250	596	3.7%	8.8%	9.2%

Total costs and expenses	121,744	110,227	11,517	10.4%	63.4%	62.6%

Operating income	70,227	65,860	4,367	6.6%	36.6%	37.4%
Equity in net income of affiliate	1,398	426	972	228.2%	0.7%	0.2%

Income before interest and income tax expense	71,625	66,286	5,339	8.1%	37.3%	37.6%
Interest income	424	613	(189)	(30.8%)	0.2%	0.3%
Interest expense	13,053	10,926	2,127	19.5%	6.8%	6.2%

Income before income tax expense	58,996	55,973	3,023	5.4%	30.7%	31.8%
Income tax expense	22,714	22,108	606	2.7%	11.8%	12.6%

Net income	$36,282	$33,865	$2,417	7.1%	18.9%	19.2%

Net income and pro forma net income per weighted average common share
Basic	$1.24	$1.16	$0.08	6.9%
Diluted	$1.21	$1.15	$0.06	5.2%
Other data:
EBITDA	$74,791	$69,851	$4,940	7.1%	39.0%	39.7%

     Revenue. Revenue increased 9.0% from $176.1 million during the nine months ended September 30, 2001 to $192.0 million for the same period in 2002. The increase is partly due to having RADAR for nine months in 2002, which produced revenue of $6.9 million, compared to only three months in 2001, which produced revenue of $1.8 million, a difference of $5.1 million. Increases in the ratings and qualitative subscriber base, analytical software applications, escalations in multi-year customer contracts and contract renewals mainly accounted for the remaining $10.8 million increase.

     Cost of Revenue. Cost of revenue increased 12.7% from $58.4 million for the nine months ended September 30, 2001 to $65.7 million for the same period in 2002, and increased as a percentage of revenue from 33.1% in 2001 to 34.2% in 2002. The increase is partly due to having RADAR for nine months in 2002, which attributed to costs of $1.4 million, compared to only three months in 2001, which attributed to costs of $0.7 million, a difference of $0.7 million. The remaining dollar increase is mainly attributed to increases in diary and data collection costs ($2.2 million), royalties ($1.4 million), Continental Research costs ($0.3 million), PPM costs ($2.5 million).

     Selling, General and Administrative. Selling, general and administrative expenses increased 9.9% from $35.6 million for the nine months ended September 30, 2001 to $39.2 million for the same period in 2002 and increased as a percentage of revenue 20.2% in 2001 to 20.4% in 2002. The increase is partly due to having RADAR for nine months in 2002, which attributed to $0.7 million of selling, general and administrative expenses, compared to only three months in 2001, which attributed $0.3 million, a difference of $0.4 million. The remaining dollar increase is mainly attributed to increases in marketing expenses related to PPM ($1.5 million), higher U.S. Media administrative costs ($1.0 million), and increases in U.S. Media selling expenses ($1.8 million). These increases were offset by the elimination of goodwill amortization, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which was $1.3 million in 2001.

     Research and Development. Research and development increased 3.7% from $16.3 million during the nine months ended September 30, 2001 to $16.8 million for the same period in 2002 but decreased as a percentage of revenue from 9.2% in 2001 to 8.8% in 2002. The increase is partly due to having RADAR for nine months in 2002, which attributed $1.2 million in research and development costs, compared to only three months in 2001, which attributed $0.4 million, a difference of $0.8 million. U.S. Media costs increased by $2.2 million. These increases were partially offset by decreases in webcast ratings ($0.9 million) and PPM costs ($1.6 million). The Company decreased its spending related to webcast ratings due to the slower than anticipated growth of the webcast ratings market.

     Operating Income. Operating income increased 6.6% from $65.9 million for the nine months ended September 30, 2001 to $70.2 million for the same period in 2002. Operating margin decreased from 37.4% in 2001 to 36.6% in 2002.

     Equity in Net Income of Affiliate. Equity in net income of affiliate increased $1.0 million from $0.4 million for the nine months ended September 30, 2001 to $1.4 million for the same period in 2002.

     Interest Expense. Interest expense increased 19.5% from $10.9 million for the nine months ended September 30, 2001 to $13.1 million for the same period in 2002. The increase is the result of having debt outstanding for approximately six months in 2001 compared to nine months in 2002, partly offset by a lower debt principal balance in 2002.

     Income Tax Expense. Arbitron’s effective tax rate was 39.5% and 38.5% for the nine months ended September 30, 2001 and 2002, respectively. The 1.0% decrease in the Company’s effective income tax rate resulted from the discontinuance of goodwill amortization in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and a change in certain state tax apportionment factors following the spin-off from Ceridian.

     Net Income. Net income increased 7.1% from $33.9 million for the nine months ended September 30, 2001 to $36.3 million for the same period in 2002.

     EBITDA. EBITDA increased 7.1% from $69.9 million for the nine months ended September 30, 2001 to $74.8 million for the same period in 2002. Arbitron has presented EBITDA as supplemental information that management of Arbitron believes may be useful to some investors in evaluating Arbitron because it is widely used as a measure to evaluate a company's operating performance before interest expense, as well as to evaluate its operating cash flow. EBITDA is calculated by adding back net interest expense, income tax expense, depreciation and amortization on property and equipment and amortization of goodwill and other intangible assets to net income. EBITDA should not be considered a substitute either for net income, as an indicator of Arbitron's operating performance, or for cash flow, as a measure of Arbitron's liquidity. In addition, because EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies.

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

     As of September 30, 2002, the Company had $29.9 million in available cash and cash equivalents. In addition, the Company had $60.2 million in available borrowings under its bank credit facility. Although Arbitron has a limited history as a stand-alone company, management expects that cash flow generated from operations, as well as available borrowings from its bank credit facility, if necessary, will be sufficient to support the Company’s operations, as well as other investments in new services, for the foreseeable future.

     Net cash provided by operating activities was $53.3 million and $45.9 million for the nine months ended September 30, 2002 and 2001, respectively, an increase of $7.4 million. The increase is mainly attributed to higher net income, better efficiency in collections of accounts receivable and the Company’s tax benefit from stock option exercises, partly offset by lower utilization of deferred tax assets.

     Net cash used in investing activities was $20.7 million and $17.2 million for the nine months ended September 30, 2002 and 2001, respectively, an increase of $3.5 million. The increase is primarily attributed to payments of $15.0 million to the former owners of RADAR during the nine months ended September 30, 2002, compared to $13.3 million of business acquisition payments during the same period in 2001. Additionally, the Company acquired $5.7 million of property and equipment during the nine month period ended September 30, 2002, compared to $4.0 million during the same period in 2001. The increase in property and equipment additions is largely related to hardware and internally developed software related to PPM.

     Net cash used in financing activities was $23.9 million and $13.7 million for the nine month periods ended September 30, 2002 and 2001, respectively, a increase of $10.2 million. The increase is mainly attributed to cash flow related to the spin-off distribution in 2001. During the nine months ended September 30, 2001, the Company had proceeds of $250.0 million from debt issuance and distributed cash of $236.0 million to Ceridian and paid financing costs of $3.0 million, resulting in $11.0 million of cash provided by investing activities after payment of debt issuance costs. There were no such debt issuance and distribution activities during the same period in 2002. Additionally, the Company’s debt payments were $5.0 million higher in 2002 compared to 2001. These increases in cash used in financing activities were partly offset by $6.1 million of cash received from stock option exercises and stock purchase plans for the nine months ended September 30, 2002, compared to $0.2 million for the nine months ended September 30, 2001.

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

     In 2001, Clear Channel Communications, Inc. and Infinity Broadcasting Corp. represented approximately 23.0% and 11.0%, respectively, of Arbitron’s revenue. Arbitron’s agreements with these customers are not exclusive and contain no renewal obligations. Certain contracts with Infinity Broadcasting, which collectively accounted for nine percent of Arbitron’s revenue in 2001, expired at the end of 2001 and renewal negotiations commenced during the fourth quarter of 2001. In July 2002, Arbitron entered into an extension of the radio ratings license agreement with Infinity Broadcasting, which ends on March 31, 2003, and gives their stations access to our quarterly radio ratings up to the release of the Spring 2003 radio survey as well as access to additional services currently provided. In addition, in July 2002, Arbitron also entered into an extension of the radio ratings license agreement with ABC Radio, which gives their stations access to our quarterly radio ratings up to the release of the Spring 2003 radio survey. These extensions with Infinity Broadcasting and ABC Radio are for significantly shorter terms than the typical four to five year agreements generally entered into between Arbitron and its customers. Arbitron believes that this is a result of customers currently waiting for a more detailed analysis of the PPM Philadelphia test market and a rollout plan for other major markets. Arbitron cannot give any assurances that it could replace the revenue that could be lost if a key customer failed to renew its agreement with Arbitron. The loss of a key customer would adversely affect Arbitron’s results of operations and liquidity.

     In response to the requests of both our customers and Nielsen Media Research, Arbitron has delayed the commercialization timetable for PPM, as well as the timing for the possible formation of a joint venture with Nielsen Media Research for the commercial deployment of the Portable People Meter in the United States. The company continues to discuss the formation of a PPM joint venture with Nielsen and has entered into discussions with them to expand their participation in the Philadelphia market trial. During the first half of 2003, we will perform a series of methods tests and research in Philadelphia. We will also test a number of marketing research applications of PPM and mount a major response rate test.

     The continuing development and anticipated rollout of the PPM service will require significant capital resources and will increase our operating costs over the next several years. The introduction of the PPM could be delayed if Arbitron does not form a joint venture. In that event, Arbitron would need to revise its plans and assumptions relating to the timing of the PPM rollout. Additionally, agreements with customers may continue to be of a shorter than normal term until a more detailed analysis of the Philadelphia test market is completed and a rollout plan into other markets is established. It is expected that within the next year this additional analysis will have been completed so that Arbitron’s customers will have a fuller understanding of the value of the PPM service, which will then serve as the basis for longer-term renewal contract negotiations.

Seasonality

     Arbitron recognizes revenue for products and services over the terms of license agreements as products and services are delivered, and expenses are recognized as incurred. Arbitron gathers radio-listening data in approximately 286 United States local markets. All markets are measured at least twice per year (April, May, June, “Spring Survey,” and October, November, December, “Fall Survey”). In addition, major markets are measured two additional times per year (January, February, March, “Winter Survey,” and July, August, September “Summer Survey”). Arbitron’s revenue is generally higher in the first and third quarters as the result of the delivery of the Fall Survey and Spring Survey, respectively, to all markets compared to revenue in the second and fourth quarters when delivery of the Winter Survey and Summer Survey, respectively, is only delivered to major markets. Arbitron’s expenses are generally higher in the second and fourth quarters as the “Spring Survey” and “Fall Survey” are being conducted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Risk

     The Company currently has no exposure to market risk with respect to changes in interest rates because the variable portion of the Company’s long-term obligations is fully hedged with a derivative instrument. The Company does not use derivatives for speculative or trading purposes.

     The Company has two long-term obligations: senior notes that bear interest at a fixed rate of 9.96%, and a revolving credit facility which bears interest at LIBOR plus a margin of 2.00% to 2.75% (2.25% as of September 30, 2002). The variable portion of the interest rate, LIBOR, is hedged with an interest rate swap, which has a fixed rate of 5.02%.

     Due to the variable rate debt being fully hedged, a hypothetical market interest rate change of 1% would have no effect on the Company’s results of operations. However, changes in market interest rates would impact the fair values of the Company’s long-term obligations.

Foreign Currency Risk

     Arbitron’s foreign operations are not significant at this time, and, therefore, Arbitron’s exposure to foreign currency risk is minimal.

ITEM 4.	CONTROLS AND PROCEDURES

     Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14, promulgated under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II – OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.	Description

3.1	First Amended and Restated Bylaws of Arbitron Inc.

99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

Arbitron filed a Current Report on Form 8-K on July 19, 2002, reporting 2002 second quarter financial results.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARBITRON INC.

By:	/s/ WILLIAM J. WALSH William J. Walsh Executive Vice President of Finance and Planning and Chief Financial Officer, authorized signatory and principal financial officer

Date:	November 12, 2002

FORM OF 302(a) CERTIFICATION

I, Stephen B. Morris, President and Chief Executive Officer of Arbitron Inc. certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Arbitron Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002	/s/ Stephen B. Morris
Stephen B. Morris
President and Chief Executive Officer

FORM OF 302(a) CERTIFICATION

I, William J. Walsh, Executive Vice President of Finance and Planning and Chief Financial Officer of Arbitron Inc. certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Arbitron Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002	/s/ William J. Walsh

William J. Walsh
Executive Vice President of Finance and Planning
and Chief Financial Officer