Form 10-K
period 2002-12-31
ARBITRON INC
filed 2003-03-21
CIK 109758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002 or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number: 1-1969

Arbitron Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-0278528 (I.R.S. Employer Identification No.)

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

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K.  ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes ☒     No ☐

      The aggregate market value of the registrant’s voting stock as of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, (based upon the closing sale price of Arbitron’s common stock as reported by the New York Stock Exchange), excluding outstanding shares beneficially owned by executive officers and directors of Arbitron, was approximately, $917,900,000.

      Common stock, par value $0.50 per share, outstanding as of March 13, 2003 — 29,650,222 shares

DOCUMENTS INCORPORATED BY REFERENCE
FORWARD-LOOKING STATEMENTS
PART I
ITEM 1. BUSINESS
Overview
Industry Background and Markets
Radio Audience Measurement Services
Software Applications
Local Market Consumer Information Services
Arbitron Cable Services
Arbitron Outdoor Services
Arbitron MeasureCast Ratings
International Operations
Strategy
Customers, Sales and Marketing
Competition
Intellectual Property
Research and Development
Governmental Regulation
Employees
Business Risks
Available Information
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Critical Accounting Policies and Estimates
Liquidity and Capital Resources
Seasonality
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Risk
Foreign Currency Risk
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ARBITRON INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditors’ Report
ARBITRON INC. Consolidated Balance Sheets December 31, 2002 and 2001 (In thousands, except per share data)
ARBITRON INC. Consolidated Statements of Income Years Ended December 31, 2002, 2001 and 2000 (In thousands, except per share data)
ARBITRON INC. Consolidated Statements of Stockholders’ Equity (Deficit) Years Ended December 31, 2002, 2001 and 2000 (In thousands)
ARBITRON INC. Consolidated Statements of Cash Flows Years Ended December 31, 2002, 2001 and 2000 (Dollars in thousands)
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. CONTROLS AND PROCEDURES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
FORM OF 302(a) CERTIFICATION
FORM OF 302(a) CERTIFICATION
Subsidiaries of Arbitron Inc.
Consent of KPMG LLP
Power of Attorney
Written Statements re: Sarbanes-Oxley Act of 2002
Annual Report on Form 11-K for Arbitron Inc.

      Arbitron owns or has the rights to various trademarks, trade names or service marks used in its radio audience measurement business and subsidiaries, including the following: the Arbitron name and logo, RetailDirect®, RADAR®, Tapscan®, Tapscan WorldWide®, LocalMotion®, Maximi$er®, Maximi$er® Plus, Arbitron PD Advantage®, Arbitron Portable People Meter™, Arbitron MeasureCast Ratings™, MapMAKER DirectSM, Media ProfessionalSM, Media Professional PlusSM, QualiTAPSM, MediaMasterSM, ProspectorSM, and Schedule ItSM.

      The trademark Windows® referred to in this Annual Report on Form 10-K is the registered trademark of others.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2003 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2002.

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations about future events, which Arbitron has derived from information currently available to it. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied in such forward-looking statements. These risks and uncertainties include whether we will be able to:

•	renew contracts with large customers as they expire;

•	successfully execute our business strategies, including timely implementation of our Portable People Meter and our MeasureCast Ratings services, as well as expansion of international operations;

•	effectively manage the impact of further consolidation in the radio industry;

•	keep up with rapidly changing technological needs of our customer base, including creating new products and services that meet these needs; and

•	successfully manage the impact on our business of any economic downturn generally and in the advertising market in particular, and the impact on costs of data collection due to privacy concerns.

      Additional important factors known to Arbitron that could cause forward-looking statements to turn out to be incorrect are identified and discussed from time to time in Arbitron’s filings with the Securities and Exchange Commission, including in particular the risk factors discussed under the caption “ITEM 1. BUSINESS – Business Risks” in this Annual Report on Form 10-K.

      The forward-looking statements contained in this document speak only as of the date hereof, and Arbitron undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.     BUSINESS

      Arbitron Inc., a Delaware corporation, was formerly known as Ceridian Corporation (“Ceridian”). Ceridian was formed in 1957; however, its predecessors began operating in 1912. Arbitron’s audience research business commenced in 1949. Arbitron’s principal executive offices are located at 142 West 57th Street, New York, New York 10019, and the telephone number is (212) 887-1300.

      Prior to March 30, 2001, Ceridian was a publicly traded company whose principal lines of business were the human resource service businesses, the Comdata business, which provided transaction processing and regulatory compliance services for the transportation industry, and the radio audience measurement business.

      On March 30, 2001, Ceridian completed a reverse spin-off, which is referred to as the “spin-off.” In connection with the spin-off, the assets and liabilities associated with the human resource service businesses and Comdata subsidiaries were transferred to a newly formed company named “New Ceridian.” The radio audience measurement business stayed with Ceridian. Ceridian then distributed the stock of New Ceridian to all of Ceridian’s existing stockholders. As a result, New Ceridian is now a separate publicly traded corporation. In connection with the spin-off, Ceridian changed its name to Arbitron Inc. and effected a one-for-five reverse stock split, and New Ceridian changed its name to Ceridian Corporation. Because of the relative significance of the businesses transferred to New Ceridian, New Ceridian was considered the accounting successor to Ceridian for financial reporting purposes.

      The terms “Arbitron” or the “Company” as used in this document refer to Arbitron Inc. and its subsidiaries.

Overview

      Arbitron is an international media and marketing research firm primarily serving radio, cable, advertising agencies, advertisers and through its Scarborough joint venture, broadcast television and print media. Arbitron currently has four main businesses:

•	measuring radio audiences in local markets in the United States and Mexico;

•	providing application software used for accessing and analyzing media audience and marketing information data;

•	measuring national radio audiences and the audience size of network radio programs and commercials; and

•	providing consumer and media usage information services to the radio, cable, advertising agencies, advertisers, broadcast television, outdoor and out of home media, magazine, newspaper and online industries.

      Arbitron provides radio audience measurement and related services in the United States to radio stations, advertising agencies and advertisers. Arbitron estimates the size and demographics of audiences of radio stations in local markets in the United States and reports these estimates and related data to its customers. This information is used for advertising transactions in the radio industry. Radio stations use Arbitron’s data to price and sell advertising time, and advertising agencies and advertisers use Arbitron’s data in purchasing advertising time. Arbitron also measures three markets in Mexico: Mexico City, Guadalajara and Monterrey.

      Arbitron also provides software applications that give its customers access to Arbitron’s estimates resident in its proprietary database and that enable them to more effectively analyze and understand that information for sales, management and programming purposes.

      In 2001, Arbitron acquired all of the assets and assumed certain liabilities of the radio network audience measurement service business of Statistical Research, Inc. (“SRI”), known as Radios All Dimension Audience Research (“RADAR”). Arbitron’s RADAR service measures national radio audiences and the audience size of network radio programs and commercials.

      In addition to its core radio ratings service which provides primarily quantitative data, such as how many people are listening, Arbitron also provides qualitative data on listeners, viewers and readers that contain detailed socioeconomic information and information on what the respondents buy, where they shop and what forms of media they use. Arbitron provides these qualitative measurements of consumer demographics, retail behavior and media usage in local markets throughout the United States. Arbitron Cable provides qualitative audience information to the advertising sales organizations of local cable companies. Arbitron Outdoor provides these qualitative measurements to outdoor and out of home media sales organizations.

      Through its Continental Research subsidiary, Arbitron provides media, advertising, financial, telecommunications and Internet research services in the United Kingdom and elsewhere in Europe.

      Arbitron’s quantitative radio audience measurement business and related software sales have historically accounted for a substantial majority of its revenue. The radio audience measurement service and related software sales represented approximately 87 percent of Arbitron’s total 2002 revenue. Arbitron’s revenue from domestic sources and international sources was 96 percent and four percent, respectively, for the year ended December 31, 2002.

Industry Background and Markets

      Since 1965, Arbitron has delivered reliable and timely radio audience information collected from a representative sample of radio listeners to the radio industry. The presence of credible audience estimates in the radio industry has permitted radio stations to price and sell advertising time, and advertising agencies and advertisers to purchase advertising time. The Arbitron ratings have also become a valuable tool for use in radio programming, distribution and scheduling decisions.

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

      As the importance of reaching niche audiences with targeted marketing strategies increases, broadcasters, publishers, advertising agencies and advertisers increasingly require that information regarding exposure to advertising be provided on a more individualized basis and that this information be coupled with more detailed information regarding lifestyles and purchasing behavior. The need for purchase data information may create opportunities for innovative approaches to satisfy these information needs.

      Arbitron provides cable companies with qualitative audience information and software programs concerning consumer demographics and retail behavior of cable audiences.

      Outdoor and out of home media advertising companies have indicated a need for demographic audience information to increase their revenues. According to Outdoor Advertising Association of America, Inc., in 2002 advertisers spent $5.2 billion on outdoor and out of home media advertising in the United States. In response to this need, Arbitron provides qualitative audience information and software programs that help show advertisers that outdoor and out of home advertising is an effective way to reach the people who purchase advertisers’ products and services. In addition, Arbitron has been working with the Outdoor Advertising Association of America to test methodologies to provide the industry with its first ever audience ratings service.

      In recent years, the Internet has presented radio stations and other broadcasters with a new media outlet and advertisers with an opportunity to target prospective consumers. Since 1998, Arbitron has conducted large scale national analyses of consumer interest and utilization of internet broadcasts. These studies, which are conducted every six months, have demonstrated a significant growth in the usage of internet broadcasts by the American consumer. Arbitron believes these studies validate the acceptance of internet broadcasting thereby indicating a need for audience measurement of this new media. In November 2002, Arbitron purchased a license, exclusive in the United States, Canada and Mexico, to an internet audio audience measurement system, along with other related assets from MeasureCast, Inc. Arbitron’s MeasureCast Ratings service is designed to meet the industry need for credible audience measurement.

Radio Audience Measurement Services

      Collection of Listener Data through Diary Methodology. Arbitron uses listener diaries to gather radio listening data from sample households in 286 U.S. local markets for which it currently provides radio ratings. Participants in Arbitron surveys are selected at random by telephone number. When participants (known as “diarykeepers”) agree to take part in a survey, they are mailed a small pocket-sized diary and asked to record their listening in it over the course of a seven-day period. Participants are asked to report in their diary what station(s) they are listening to, when they are listening and where they are listening, such as home, car, work or other place. Although survey periods are 12 weeks long, no one keeps a diary for more than seven days. Each diarykeeper receives a diary, instructions for filling it out and a small cash incentive. The incentive varies according to markets, and the range is generally $1.00 to $6.00 for each diarykeeper in the household and up to $10.00 in certain incentive programs for returned diaries. Diarykeepers mail the diaries to Arbitron’s operations center in Columbia, Maryland where Arbitron conducts a series of quality control checks, enters the information into its database and produces periodic audience measurement estimates. Arbitron processes more than 1.4 million diaries every year to produce its audience listening estimates. All markets are measured at least twice each year, and major markets are measured four times per year. Arbitron’s proprietary data regarding radio audience size and demographics is then provided to customers through multi-year license agreements.

      One of the challenges in measuring radio listening is to ensure that the composition of survey respondents is representative of the market being measured. Arbitron strives to achieve representative samples. For example, if eight percent of a given market is composed of women aged 18 to 34, Arbitron works to ensure that eight percent of the diarykeepers in the sample are women aged 18 to 34. Therefore, each diarykeeper’s listening should effectively represent not only the diarykeeper’s personal listening, but the listening of the demographic segment in the market overall. In striving to achieve representative samples, Arbitron provides enhanced incentives to certain demographic segments to encourage participation. In markets with high concentrations of Hispanic households, Arbitron also uses Spanish-language materials and interviewers to reach Spanish-speaking households.

      Arbitron has invested heavily in quality improvements for its radio audience measurement service. Since the early 1990’s, Arbitron has implemented programs designed to:

•	encourage higher survey response rates;

•	increase sample by up to 70 percent in a majority of surveyed markets;

•	improve the sample representation of young men;

•	maintain proportional representation of African Americans and Hispanics;

•	increase survey frequency so that all markets are measured at least twice each year (spring and fall) and major markets are measured four times per year (spring, summer, fall and winter);

•	add consumer socio-economic questions to its standard diary in large markets;

•	add consumer and retail questions to its standard radio diary in small markets; and

•	allow smaller markets to further increase their sample.

      Portable People Meter. In response to a growing demand to develop a more efficient method of recording listening and other data, Arbitron has developed a Portable People Meter system capable of measuring radio, television, cable, internet broadcasts and satellite radio and television audiences. The Portable People Meter is a pager-sized device that is worn or carried by a survey participant throughout the day. It automatically detects inaudible codes that radio, broadcast television, cable, Internet and satellite radio and television providers embed in the audio portion of their programming using encoders provided by Arbitron. These proprietary codes identify the media that a participant is exposed to throughout the day without the person having to engage in manual recording activities. At the end of each day, the meter is placed into a base station that recharges the device and sends the collected codes to Arbitron for tabulation.

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

      During 1999, Arbitron tested the Portable People Meter in Manchester, England. The testing indicated that the Portable People Meter technology operated as intended and that survey participants carried the Portable People Meter with them to a degree that was satisfactory for the test. The test also indicated that television audience estimates made using the Portable People Meter were comparable to existing United Kingdom television audience measurements. Comparisons of radio audience estimates were inconclusive.

      In October 2000, Arbitron began a U.S. market trial of the Portable People Meter. The initial deployment used 200-300 survey participants in the Wilmington, Delaware radio market. The Wilmington test measured media usage for radio, broadcast television and cable at the aggregate level. The audience measurement data were reasonable for each media. The Portable People Meter technology operated within expectations and the survey participants were able to install equipment themselves and carried the Portable People Meter with them to a satisfactory degree. In the fourth quarter of 2001, Arbitron began the second phase of its U.S. trial in the Philadelphia television market. A panel of approximately 1,500 people was deployed in the first quarter of 2002. Arbitron began releasing prototype audience estimates at the radio and television station and cable network levels in 2002 along with a software application to use in analyzing the estimates.

      Arbitron entered into an agreement on May 31, 2000 with Nielsen Media Research, Inc., a provider of U.S. television and cable audience measurement services, under which Arbitron granted Nielsen Media Research an option to join Arbitron in the potential commercial deployment of the Portable People Meter in the United States. In the event Nielsen Media Research exercises the option, the parties would form a joint venture to commercially deploy and operate the business of utilizing the Portable People Meter for the collection of listening and viewing audience data. Recognizing that the successful commercial deployment of the Portable People Meter is uncertain and risky, at the present time, Arbitron believes that a joint venture with Nielsen Media Research creates a significantly greater likelihood of successful commercial deployment than other alternatives.

      Arbitron and Nielsen Media Research, Inc. would each be licensed to use the data generated by the jointly-deployed Portable People Meter in their respective media measurement services. The division of revenues from Internet data remains to be negotiated by the parties. The costs, expenses and capital expenditures for operating a joint venture would be shared by Arbitron and Nielsen Media Research based on the degree to which use of the Portable People Meter displaces costs at each company. Arbitron would receive a royalty from Nielsen Media Research.

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

      In response to the requests of both our customers and Nielsen Media Research, Arbitron has delayed the commercialization timetable for the Portable People Meter, as well as the timing for the possible formation of a joint venture with Nielsen Media Research for the commercial deployment of the Portable People Meter in the United States. The Company continues to discuss the possible formation of a Portable People Meter joint venture with Nielsen Media Research. In the first quarter of 2003, Arbitron and Nielsen Media Research entered into an agreement to expand their relationship to include a number of research initiatives that will be supported in part by increasing the financial involvement and commitment of resources from Nielsen Media Research. During 2003, Arbitron and Nielsen Media Research expect to continue research on the Portable People Meter, including a major response rate test and a test using both Nielsen Media Research meters and Portable People Meters in the same homes. After the conclusion of the Winter 2003 radio survey and the March 2003 television survey, Arbitron will no longer use the current Philadelphia panel to produce regular releases of prototype radio and television audience ratings.

      In addition to the proposed joint venture with Nielsen Media Research, Arbitron will begin testing additional marketing research applications of the Portable People Meter technology in 2003. One application to be tested is to use the Portable People Meter as the collection tool for a national marketing oriented panel designed to correlate advertising with sales. The objective is to provide multi-media exposure data combined with single source sales data to produce a measure of advertising effectiveness.

      Arbitron has also entered into agreements with a number of international media information services companies to either commercially use or evaluate for possible commercial use the Arbitron Portable People Meter or the Arbitron encoding technology.

      Radio Market Report and Other Reports. Arbitron’s listening estimates are provided in a number of different reports that are published and licensed to its customers. The cornerstone of Arbitron’s radio audience measurement services is the Radio Market Report, which is available in all local markets for which Arbitron currently provides radio ratings. The Radio Market Report provides audience estimates for those stations in a market which meet Arbitron’s minimum reporting standards. The estimates cover a wide variety of demographics and dayparts, which are time periods for which audience estimates are reported. Each Radio Market Report contains more than 100,000 estimates to help radio stations, advertising agencies and advertisers understand who is listening to the radio, which stations they are listening to and the time and location of the listening.

      In addition to the Radio Market Report, Arbitron provides additional services, such as its Radio County Coverage Reports, Hispanic Radio Market Reports and Black Radio Market Reports. Radio County Coverage is an annual study that is published each spring and provides radio audience estimates for every county in the continental United States, plus metropolitan counties in Alaska and Hawaii. Radio County Coverage Reports are available by the county, by the state or for the whole country. Hispanic Radio Market Reports are available by tape access and are issued twice a year. Information is collected from bilingual diaries placed in Hispanic homes. Black Radio Market Reports provide radio listening estimates for African American audiences. Data is available by tape access either once or twice a year, depending on the market.

      RADAR. The RADAR service provides a measurement of national radio audiences and the audience size of network radio programs and commercials. The audience measurements are provided for a wide variety of demographics and dayparts for total radio listening and for 33 separate radio networks.

      Network audience estimates are created by merging the radio listening of selected survey respondents with the actual times that network programs and commercials are aired on each affiliated station. RADAR estimates are delivered through Arbitron’s PC 2010 software application, which includes a suite of products for sophisticated analysis of network audiences. This service is provided to radio networks and advertising agencies and network radio advertisers.

      During 2002, Arbitron began phasing its diary survey methodology into the RADAR service by selecting a probability sample of diaries from its local market service. Previously, RADAR estimates were based on telephone interviewing using a 12-month, 12,000-person telephone survey together with the industry-standard commercial clearance system. Each RADAR report in 2002 was comprised of an increasing proportion of diary interviews and a decreasing proportion of telephone interviews. In March 2003, RADAR will be based exclusively on a 12-month sample of 50,000 Arbitron diaries. The network commercial clearance system will remain the same.

Software Applications

      In addition to its reports, Arbitron licenses software applications that provide access to Arbitron estimates resident in its proprietary database. These applications enable customers to more effectively analyze and understand that information for sales, management and programming purposes. Arbitron plans to develop applications which will enable customers to link the estimates in Arbitron’s database with information from other databases (such as product purchasing behavior). These services would enable customers to further refine sales strategies and compete more effectively for advertising dollars.

      Arbitron’s Tapscan family of software solutions, which Arbitron acquired in 1998 from Tapscan, Incorporated, are used by many radio stations, advertising agencies and advertisers. The Tapscan software is one of the advertising industry’s leading radio analysis applications. It can help to create colorful charts and graphs that make complicated information more usable to potential advertisers. Other features include prebuy research including frequency-based tables, cost-per-point analysis, hour-by-hour and trending, use of respondent-level radio data, automatic scheduling and goal tracking, instant access to station format and contact information. Another Tapscan service, QualiTAP, is also made available under a licensing arrangement with Tapscan, Incorporated to television and cable outlets in the United States.

      Arbitron offers other key software applications to its radio clients, including Maximi$er and Maximi$er Plus, which are services for radio stations, and Media Professional and Media Professional Plus, which are services for advertising agencies and advertisers. These software applications offer respondent-level database access, which allows radio stations, advertising agencies and advertisers to customize survey areas, dayparts, demographics and time periods to support targeted marketing strategies. The Maximi$er service includes a Windows-based application that accesses a market’s entire radio diary database on a client’s personal computer. Radio stations use the Maximi$er service to produce information about their station and programming not available in Arbitron’s published Radio Market Reports. The Maximi$er Plus service, which was released in October 2002, allows radio stations to access Arbitron’s National Regional Database (“NRD”) to analyze ratings information for customer defined groupings of stations in multiple markets and counties. The Media Professional service is designed to help advertising agencies and advertisers plan and buy radio advertising time quickly, accurately and easily. The easy-to-use software integrates radio planning and buying into one comprehensive research and media buying tool. It allows advertising agencies and advertisers to uncover key areas critical to the buying process, including determining the most effective media target, understanding market trends, and identifying potential new business. The Media Professional Plus service, which was released in October 2002, allows advertising agencies and advertisers to access Arbitron’s NRD to create custom geographies and trade areas using radio Metro, DMA and/or county information. Media Professional Plus also provides the data on a specific trading area’s cost per point needed to help advertising agencies and advertisers place more efficient media buys. The MapMAKER Direct service analyzes where the radio audience lives and works to provide detailed maps and reports. Program directors can use this service to better understand their listeners and better target their promotional efforts. Arbitron’s PD Advantage service offers radio station program directors the ability to create a variety of reports that help analyze the market, the audience and the competition.

Local Market Consumer Information Services

      In its core radio ratings service Arbitron provides primarily quantitative data, such as how many people are listening. Arbitron also provides qualitative data, such as consumer and media usage information, to radio stations, cable companies, television stations, outdoor and out of home media, magazine and newspaper publishers, advertising agencies and advertisers. The qualitative data on listeners, viewers and readers provides more detailed socioeconomic information and information on what respondent’s buy, where they shop and what forms of media they use. Arbitron provides these measurements of consumer demographics, retail behavior and media usage in 260 local markets throughout the United States.

      Arbitron provides four qualitative services tailored to fit a customer’s specific market size and marketing requirements:

•	Scarborough Report, which is offered in larger markets;

•	RetailDirect, which is available in medium markets; and

•	Qualitative Diary Service and LocalMotion, which are offered in smaller markets.

      Each service profiles a market, the consumers and the media choices in terms of key characteristics. These four services cover the major retail and media usage categories. Arbitron provides training and support services that help its customers understand and use the local market consumer information Arbitron provides them.

      Scarborough Report. The Scarborough service is provided through a joint venture between Arbitron and SRDS, Inc., a subsidiary of VNU, Inc. Arbitron’s interest in Scarborough changed on March 1, 2003 from 50.5 percent to 49.5 percent. Partnership voting rights and earnings continue to be divided equally between Arbitron and SRDS, Inc. The Scarborough service provides detailed information about media usage, retail and shopping habits, demographics and lifestyles in 75 large United States markets, utilizing a sample of consumers in the relevant markets. Scarborough data features more than 500 retail and lifestyle characteristics, which can help radio stations, television stations, cable companies, advertising agencies and advertisers, newspaper and magazine publishers and outdoor and out of home media companies provide an in-depth profile of their consumers. Examples of Scarborough categories include retail shopping (e.g., major stores shopped or purchases during the past 30 days), auto purchases (e.g., plan to buy new auto or truck), leisure activities (e.g., attended sporting event) and personal activities (e.g., golfing). Media information includes broadcast and cable television viewing, radio listenership, newspaper readership by section, magazine readership and yellow pages usage. This information is provided twice each year to newspapers and magazines, radio and television broadcasters, cable companies, outdoor and out of home media, advertising agencies and advertisers in the form of the Scarborough Report. Arbitron is the exclusive marketer of the Scarborough Report to radio broadcasters, cable companies and outdoor and out of home media. Arbitron also markets the Scarborough Report to advertising agencies and advertisers on a shared basis with Scarborough. Scarborough markets the Scarborough Report to newspapers and magazines and online service providers. Nielsen Media Research, Inc., a subsidiary of VNU, Inc., markets the Scarborough report to television broadcasters.

      RetailDirect. Arbitron’s RetailDirect service is a locally oriented, purchase data and media usage research service provided in 24 mid-sized United States markets. This service, which utilizes diaries and telephone surveys, provides a profile of the audience in terms of local media, retail and consumer preferences so that local radio and television broadcasters, outdoor and out of home media, and cable companies have information to help them develop targeted sales and programming strategies. Retail categories include automotive, audio-video, furniture and appliances, soft drinks and beer, fast food, department stores, grocery stores, banks and hospitals. Media usage categories include local radio, broadcast television, cable networks, outdoor and out of home media, newspapers, yellow pages and advertising circulars.

      Qualitative Diary Service. Arbitron’s Qualitative Diary Service collects consumer and media usage information from Arbitron radio diarykeepers in 161 smaller United States markets. The same people who report their radio listenership in the market also answer over 20 product and service questions. Consumer behavior information is collected for key local market retail categories, such as automotive sales, grocery, fast food, furniture and bedding stores, beer, soft drinks and banking. The Qualitative Diary Service also collects information about other media, such as television news viewership, cable television viewing, outdoor and out of home media exposure and newspaper readership. The qualitative service for cable companies, known as LocalMotion, is available in 161 markets. This service provides detailed information about demographics, retail and shopping habits and lifestyles of cable subscribers. Offering personal viewing information on 15 different cable networks, LocalMotion provides information, such as what percentages of a retailer’s customers and prospects have cable television, what cable networks its customers are watching and other socioeconomic data.

Arbitron Cable Services

      Arbitron has expanded its local market consumer information services to media other than radio, including cable television. Feedback from Arbitron’s cable customers suggests that the cable industry is in need of improved local measurement systems because current quantitative measurement methods, such as diaries and television meter-based measurement systems, have not provided adequate depth of demographic information on the audiences of cable networks. Without solid measures of demographic audiences at the local market level, cable may not be achieving its full potential of local and national advertising revenues. In response to this need, Arbitron Cable provides cable companies with qualitative audience information and software programs concerning consumer demographics and retail behavior of cable audiences.

      Arbitron believes that its Portable People Meter technology is well suited for the cable industry. Arbitron expects that its Portable People Meter will provide a reliable, accepted local audience measurement service for the cable industry. Arbitron also envisions that the Portable People Meter data could be linked to consumer/client databases to optimize cable campaigns to enhance local/national spot sales efforts; validate audiences of national cable networks, regional sports and entertainment channels and local origination channels; provide valuable insights into local audience size and demographics of cable networks; deliver targeted schedule recommendations for cross-channel promotional campaigns; maximize the promotional and advertising sales power of local cable channels; and provide in-depth information on the electronic media usage of cable subscribers for media planning. If a joint venture with Nielsen Media Research is formed, it is anticipated that Nielsen Media Research would be licensed to use the Portable People Meter data to provide audience measurement services to cable companies in the United States.

Arbitron Outdoor Services

      Arbitron has also expanded its local market consumer information services to outdoor and out of home media advertising companies. Arbitron has conducted an extensive analysis of the needs of advertising agencies and advertisers as they relate to outdoor and out of home media and identified the importance of having demographics about the audiences to outdoor and out of home media. While outdoor and out of home advertising has long provided advertisers with traffic counts for specific billboards, no age and gender audience information exists. As such, Arbitron has partnered with the Outdoor Advertising Association of America to test methodologies to create an outdoor ratings service. Arbitron is also marketing its qualitative audience measurement services on consumer shopping and buying information to outdoor and out of home media companies. Arbitron seeks to use the expertise and resources from its many years of radio audience measurement to assist outdoor and out of home media and its advertisers to identify and measure its audiences.

Arbitron MeasureCast Ratings

      In November 2002, Arbitron purchased a license, exclusive in the United States, Canada and Mexico, to an internet audio audience measurement system, along with other related assets from MeasureCast, Inc. Arbitron’s MeasureCast Ratings service measures the audiences of audio, as well as the audio portion of video content on the Internet, commonly known as “internet broadcasts”. According to an Arbitron study regarding consumer interest and utilization of internet broadcasts, as of January 2003, approximately 103 million Americans have experienced Internet audio, as well as the audio portion of video, and approximately 47 million Americans, or 20 percent of all consumers, are listening and watching internet broadcasts in a typical month. Arbitron’s MeasureCast Ratings service is designed to help internet broadcasters “monetize” their Internet business models by enabling them to demonstrate the size and value of their online audience to advertising agencies and advertisers who require independent and credible audience measurement information to justify their advertising expenditures and to make informed media planning and buying decisions.

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

      Advertising. Continental Research evaluates every stage of the advertising process: from strategy development, creative development, pre-campaign testing, pre- and post-advertising and tracking, and on-air coincidental studies, to analysis of those responding to the campaign, and consumers who purchased the advertised products.

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

          Mexico

      Arbitron began collecting radio measurement and qualitative information for the Mexico City market in 2001 and the Guadalajara and Monterrey markets in 2002.

      The Arbitron syndicated radio audience measurement service provides audience estimates covering a wide variety of demographics and dayparts for Mexico City, Guadalajara and Monterrey. This service also provides qualitative information concerning consumer and media usage in Mexico.

      Arbitron is considering expanding its syndicated radio ratings service to other markets in Mexico.

          Other International Operations

      Arbitron has entered into commercial agreements with a number of international media information services companies in which the companies have been granted a license to use Arbitron’s encoding technology in their audience measurement services. Taylor Nelson Sofres Plc., a United Kingdom company, Intomart, bv, a Netherlands company, and N.V. Audimetrie, a Belgium company, have licenses to use Arbitron’s encoding technology in set-top audience measurement meters. Arbitron has also entered into a commercial license with Taylor Nelson Sofres, Plc to use Arbitron’s Portable People Meter technology in Belgium. BBM Bureau of Measurement (“BBM”), a Canadian audience measurement service, has a license to use Arbitron’s Portable People Meter audience measurement technology in its service. BBM announced in 2002 its intent to use the Portable People Meter to measure French speaking television audiences in the City of Montreal and the Province of Quebec. Arbitron has also entered into an evaluation service agreement with IBOPE Pesquisa De Midia, Ltda, a Brazilian company, to evaluate Arbitron’s Portable People Meter technology and Arbitron’s encoding technology for possible use in set-top meters in Brazil, Argentina, Mexico, Colombia and Chile. Arbitron has also entered into an evaluation license agreement with Radio Joint Audience Research Limited (“RAJAR”), a United Kingdom company, to evaluate Arbitron’s Portable People Meter technology in England, Wales, Scotland and Northern Ireland. Arbitron has also entered into an evaluation license agreement with Mediametrie, a French company, to evaluate Arbitron’s Portable People Meter technology in France.

Strategy

      Arbitron’s objectives are to grow its radio audience measurement business and to expand its audience measurement services to a broader range of media types, including broadcast television, cable, outdoor and out of home media, satellite radio and television and internet broadcasts. Key elements of Arbitron’s strategy to pursue these objectives include:

•	Continue to invest in quality improvements in its radio audience measurement services and in new software-based information applications. Additionally, Arbitron believes that a growth opportunity exists in the advertiser market and intends to seek to expand its customer base of advertisers by developing and marketing new information services designed to assist corporate advertisers in implementing targeted marketing strategies. Arbitron is considering the expansion of its radio audience measurement service in Mexico and Latin America.

•	Build on Arbitron’s experience in the radio audience measurement industry and its new Portable People Meter technology to expand into measurement services for other types of media. Arbitron’s MeasureCast Ratings service measures the audiences of internet audio, as well as the audio portion of internet video. Arbitron is testing methodologies to measure outdoor and out of home media advertising. Arbitron intends to enter into agreements with third parties to assist with the marketing, technical and financial aspects of expanding into measurement services for other types of media.

•	Develop and commercialize the next generation data collection and processing technique. Arbitron’s businesses require sophisticated data collection and processing systems, software and other technology. The collection of Arbitron’s survey respondent information is dependent on individuals keeping track of their listening, viewing and reading activities in diaries. The technology underlying the media measurement industry is undergoing rapid change, and Arbitron will need to continue to develop its data collection, processing and software systems to accommodate these changes. The development of Arbitron’s Portable People Meter is in response to a growing demand for higher quality and more efficient methods for measuring audiences. Eventually, Arbitron intends to develop an integrated measurement service that will measure all media from a single source, enabling media buyers to make multi-media decisions in an integrated fashion.

•	Expand international licensing of Portable People Meter technology. Arbitron continues to explore opportunities that would expand the licensing of its Portable People Meter technology internationally into selected international regions, such as Western Europe, Latin America and the Asia/ Pacific regions. Arbitron believes there is a demand for quality audience information internationally from global advertisers, from United States broadcasters who have acquired broadcasting interests in other countries and from an increasing number of private commercial broadcasters in other countries. International advertising markets operate similarly to the United States advertising market. Multi-national advertising agencies and advertisers tend to set the standards for measurement around the world, and often the lead has come from the United States.

•	Provide multi-media exposure data combined with single source sales data to produce a measure of advertising effectiveness. Arbitron will begin testing additional marketing research applications of the Portable People Meter technology in 2003. One application to be tested is to use the Portable People Meter as the collection tool for a national marketing oriented panel designed to correlate advertising with sales.

Customers, Sales and Marketing

      Arbitron’s customers are primarily radio stations, cable companies, advertising agencies and corporate advertisers. As of December 31, 2002, Arbitron provided its radio audience measurement and related services to approximately 4,000 radio stations and 2,200 advertising agencies and advertisers nationwide under contracts that generally vary in length from one to seven years. In recent years, a small number of enterprises have greatly expanded their holdings of United States radio broadcasters, and this consolidation of ownership is continuing. As a result of consolidation of United States radio broadcasters, Clear Channel Communica-

tions, Inc. and Infinity Broadcasting Corp. represented approximately 21 percent and 11 percent, respectively, of Arbitron’s revenue in 2002. Although the industry consolidation that has led to the increased concentration of Arbitron’s customer base could put pressure on the pricing of Arbitron’s radio ratings service, it has also contributed to an increase in the number of stations subscribing to the ratings service, as stations have become Arbitron customers upon their acquisition by larger broadcasting groups. It has also been Arbitron’s experience that stations which are part of larger broadcasting groups are somewhat more likely to purchase Arbitron’s analytical software applications and other services in addition to its core ratings service. Furthermore, Arbitron believes that it is well positioned to provide new products and services to meet the emerging needs of broadcasting groups.

      Through Arbitron’s Portable People Meter technology and its MeasureCast Ratings service, Arbitron is seeking to expand its constituency beyond traditional broadcasters, such as radio stations, to new media, such as cable television, satellite radio and television, and internet audio, as well as the audio portion of internet video. As of December 31, 2002, Arbitron provided its qualitative measurement and related services to 145 local cable systems and 32 outdoor and out of home media companies.

      Arbitron markets its products and services in the United States through a direct sales force that consisted of 87 sales account representatives and 26 trainers as of December 31, 2002 operating through offices in seven cities around the United States.

      Arbitron has entered into a number of agreements with third parties to assist in marketing and selling its products and services in the United States. For example, Marketron International distributes, on an exclusive basis, Arbitron’s QualiTAP software to the television and cable industries in the United States.

      Arbitron supports its sales and marketing efforts through the following:

•	Gathering and publishing studies, which are available for no charge on Arbitron’s website, on emerging trends in the radio, internet broadcasting and other media industries as well as the media habits of radio listeners and television, cable and Internet viewers;

•	Advertising in a number of key industry publications, including Inside Radio, Radio and Records, MediaWeek, Broadcasting and Cable, and Multichannel News;

•	Conducting direct marketing programs directed toward radio stations, cable companies, advertising agencies and corporate advertisers;

•	Promoting Arbitron and the industries Arbitron serves through a public relations program aimed at the trade press of the broadcasting, outdoor and out of home media, Internet, advertising and marketing industries as well as select local and national consumer and business press;

•	Participating in key industry forums and interest groups, such as the Advertising Research Foundation, The American Association of Advertising Agencies, National Association of Broadcasters, Radio Advertising Bureau, European Society for Opinion Marketing Research, The Television Bureau of Advertising, Cable Advertising Bureau, Women in Cable Television, Cable & Telecommunications Association for Marketing and the Outdoor Advertising Association of America as well as Internet roundtables and many state and local advertising and broadcaster associations;

•	Maintaining a significant presence at major industry conventions, such as those sponsored by the National Association of Broadcasters and the Radio Advertising Bureau; and

•	Being a founding member of the Radio Advertising Effectiveness Lab, an industry not-for-profit providing information about the effectiveness of radio advertising.

      Internationally, Arbitron markets its services through approximately 15 research executives operating through Continental Research’s office in the United Kingdom.

      Arbitron has also expanded its international sales and marketing efforts based in the United States to other countries, such as Western Europe, Latin America and the Asia/ Pacific regions.

Competition

      Arbitron believes that the principal competitive factors in its markets are the credibility and reliability of its audience research, the ability to provide quality analytical services for use with the audience information and the end user experience with services and price.

      Arbitron is a leader in the radio audience measurement business. Arbitron competes in some small markets in the radio audience measurement business with Eastlan Resources. In Mexico, Arbitron competes in the radio audience measurement business with IBOPE Mexico and INRA International Research Mexico. Arbitron is also aware of at least two companies, The Pretesting Company and Telecontrol AG (a division of GfK), that are in the process of developing technologies that may compete with Arbitron’s Portable People Meter.

      Arbitron competes with a large number of other providers of applications software, qualitative data and proprietary qualitative studies used by broadcasters, cable companies, advertising agencies, advertisers, outdoor and out of home media companies. These competitors include AirWare RSS, Marketing Resources Plus (a division of VNU), Strata Marketing Inc. and Telmar Information Services Corp. in the area of applications software, and The Media Audit (a division of International Demographics, Inc.), Mediamark Research Inc. (a NOP World company, a wholly-owned subsidiary of United Business Media plc) and Simmons Research Bureau in the area of qualitative data.

      Arbitron also competes with a number of companies in the internet audience measurement industry, namely comScore Media Metrix, Inc. (a division of comScore Networks, Inc.) and Nielsen NetRatings, Inc. The market for internet broadcast ratings and internet audience measurement is new and evolving.

      Arbitron expects that its outdoor ratings service, if created, could compete with a potential outdoor ratings system that Nielsen Media Research announced it is testing.

      Arbitron’s Continental Research subsidiary operates in a highly competitive custom research market in Europe.

Intellectual Property

      Arbitron relies on a combination of patents, copyrights, trademarks, service marks and trade secret laws, license agreements and other contractual restrictions to establish and protect its proprietary rights in its products and services. As of December 31, 2002 in the United States, Arbitron had been granted 24 patents and has 16 patent applications pending. Internationally, Arbitron had been granted 127 patents and has 89 patent applications pending. Arbitron’s patents primarily relate to its data collection and processing systems and software and its Portable People Meter.

      Arbitron’s audience listening estimates are original works of authorship and are copyrightable under the federal copyright laws in the United States. The Radio Market Report is published either quarterly or semi-annually, depending on the Arbitron market surveyed, while the Radio County Coverage Report is published annually. Arbitron seeks copyright registration for each Radio Market Report and for each Radio County Coverage Report published in the United States. Arbitron also seeks copyright protection for its proprietary software and for databases comprising the Radio Market Report and other services containing its audience estimates and respondent level data. Prior to the publication of the printed Arbitron reports and release of the software containing the respondent level data, Arbitron registers its databases under the United States federal copyright laws. Arbitron’s proprietary data regarding audience size and demographics is provided to customers through multi-year license agreements.

      A number of Arbitron’s services are marketed under United States federally registered trademarks that are helpful in creating recognition in the marketplace. Some of Arbitron’s registered trademarks and service marks include: the Arbitron name and logo, Maximi$er, RetailDirect and RADAR. Arbitron has a pending trademark application for Arbitron PPM. Arbitron also has a number of common law trademarks, including Media Professional, QualiTAP, MediaMaster and Prospector. Arbitron has registered its name as a trademark in the United Kingdom, Mexico, the European Community and Japan and is exploring the registration of its marks in other foreign countries.

      The laws of some countries might not protect Arbitron’s intellectual property rights to the same extent as the laws of the United States. Effective patent, copyright, trademark and trade secret protection may not be available in every country in which Arbitron markets or licenses its products and services.

      Arbitron believes its success depends primarily on the innovative skills, technical competence, customer service and marketing abilities of its personnel. Arbitron enters into confidentiality and assignment of inventions agreements with substantially all of its employees and enters into non-disclosure agreements with its suppliers and customers to limit access to and disclosure of its proprietary information.

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

Research and Development

      Arbitron’s research and development activities have related primarily to the design and development of its data collection and processing systems, its software applications, its Portable People Meter and its internet broadcasting services. Arbitron expects that it will continue to spend money on research and development activities over the next several years, particularly in light of the rapid technological changes affecting its business. The majority of the investment effort and spending will be dedicated to improving the quality and efficiency of Arbitron’s data collection and processing systems, developing new software applications that will assist Arbitron’s customers in realizing the full potential of Arbitron’s audience measurement services, developing Arbitron’s Portable People Meter technology and its internet broadcast audience measurement technology, and developing a single source service that will be able to measure audience and other information from a number of different forms of media. As of December 31, 2002, Arbitron employed approximately 200 people dedicated to research and development. Total research and development expenditures during fiscal years 2002, 2001 and 2000 totaled $24.7 million, $24.1 million and $14.0 million, respectively.

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

      Arbitron’s media research activities are regulated by the United States Federal Trade Commission in accordance with a Decision and Order issued in 1962 to CEIR, Inc., a predecessor company. This order originally arose in connection with the television ratings business and Arbitron believes that today it applies to all of Arbitron’s media measurement services. The order requires full disclosure of the methodologies used by Arbitron and prohibits Arbitron from making representations in selling or offering to sell an audience measurement service without proper qualifications and limitations regarding probability sample, sampling error and accuracy or reliability of data. It prohibits Arbitron from making statements that any steps or precautions are taken to assure the proper maintenance of diaries unless such steps or precautions are in fact taken. It also prohibits Arbitron from making overly broad statements regarding the viewing a diary reflects. The order further prohibits Arbitron from representing the data as anything other than estimates and from making a statement that the data is accurate to any precise mathematical value. The order requires that Arbitron make affirmative representations in its reports regarding non-response by survey participants and the effect of this non-response on the data, the hearsay nature of a survey participant’s response, the fact that projections have been made, and the limitations and deficiencies of the techniques or procedures used. Arbitron believes that it has conducted and continues to conduct its radio audience measurement services in compliance with the order.

      Arbitron’s Radio Market Report Service is accredited by and subject to the review of the Media Rating Council (“MRC”). The MRC is an industry organization created to assure high ethical and operational standards in audience measurement research. Arbitron’s Radio Market Report Service has been accredited by the MRC since 1968. As of Fall 2002, Arbitron’s Maximi$er and Media Professional software and the Custom Survey Area Report (“CSAR”) services have been accredited by the MRC. To merit continued accreditation of its services, Arbitron must: (1) adhere to the MRC’s Minimum Standards for Media Rating Research; (2) supply full information to the MRC regarding details of its operations; (3) conduct its media measurement services substantially in accordance with representations to its subscribers and the MRC; and (4) submit to, and pay the cost of, thorough annual audits of accredited Arbitron services by certified public accounting firms engaged by the MRC.

Employees

      As of December 31, 2002, Arbitron employed approximately 792 people on a full-time basis and 306 people on a part-time basis in the United States and approximately 33 people on a full-time basis and 348 people on a part-time basis internationally. None of Arbitron’s employees are covered by a collective bargaining agreement. Arbitron believes its employee relations are good.

Business Risks

Risk Factors Relating to Arbitron’s Businesses and the Industry in Which Arbitron Operates

      Arbitron’s business, financial condition and operating results are dependent on the performance of its radio audience measurement business.

      Arbitron’s quantitative radio audience measurement service and related software sales represented approximately 87 percent of Arbitron’s total revenue for 2002. Even if Arbitron continues to license its Portable People Meter technology internationally and its MeasureCast Ratings service, Arbitron expects that sales of its radio audience measurement service and related software will continue to represent a substantial portion of Arbitron’s revenue for the foreseeable future. Any factors adversely affecting the pricing of, demand for or market acceptance of Arbitron’s radio audience measurement service and related software, such as competition, technological change or consolidation in the radio industry, could significantly harm Arbitron’s business, financial condition and operating results.

      Technological change may render Arbitron’s products and services obsolete.

      Arbitron expects that the market for its products and services will be characterized by rapidly changing technology, evolving industry standards, frequent new product and service announcements and enhancements and changing customer demands. The introduction of new products and services embodying new technologies and the emergence of new industry standards could render existing products and services obsolete and/or challenge current accepted levels of precision of data measurement. In addition, advertising supported media may be challenged by new technologies that could have an effect on the advertising industry, Arbitron’s customers and Arbitron’s products and services. Arbitron’s continued success will depend on its ability to adapt to changing technologies and to improve the performance, features and reliability of its products and services in response to changing customer and industry demands. Arbitron may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of its products and services. Arbitron’s new products and services, or enhancements to its existing products and services, such as its proposed Portable People Meter service and its MeasureCast Ratings services may not adequately meet the requirements of its current and prospective customers or achieve any degree of significant market acceptance.

      Consolidation in the radio broadcasting industry has led to Arbitron’s increasing dependence on key customers. The loss of a key customer would significantly reduce Arbitron’s revenue.

      The continuing consolidation in the radio broadcasting industry has led to Arbitron’s increasing dependence on a limited number of key customers. The loss of a key customer would significantly reduce Arbitron’s revenue. In 2002, Clear Channel Communications, Inc. and Infinity Broadcasting Corp., represented approximately 21 percent and 11 percent, respectively, of Arbitron’s revenue. Arbitron’s agreements with these customers are not exclusive and contain no renewal obligations.

      Certain contracts with Infinity Broadcasting, which collectively accounted for nine percent of Arbitron’s revenue in 2001, expired at the end of 2001. In July 2002, Arbitron entered into an extension of the radio ratings license agreement with Infinity Broadcasting, which ends on March 31, 2003, and gives their stations access to Arbitron’s quarterly radio ratings up to the release of the Spring 2003 radio survey and other ancillary services up to June 30, 2003. In addition, in July 2002, Arbitron also entered into an extension of the radio ratings license agreement with ABC Radio, for contracts that accounted for less than three percent of Arbitron’s revenue in 2001, which gives their stations access to Arbitron’s quarterly radio ratings up to the release of the Spring 2003 radio survey. These extensions with Infinity Broadcasting and ABC Radio are for significantly shorter terms than the typical four or five year agreements generally entered into between Arbitron and its customers. Additionally, future contracts with other customers may be of a shorter than normal term until more Portable People Meter data analysis is available and the Portable People Meter rollout plan is established. Arbitron cannot give any assurances that it could replace the revenue that would be lost if a key customer failed to renew its agreement with Arbitron. The loss of a key customer would materially harm Arbitron’s business, financial condition and operating results.

      Consolidation in the radio broadcasting industry may put pressure on the pricing of Arbitron’s radio audience measurement service and related software sales, thereby leading to decreased earnings.

      Consolidation in the radio broadcasting industry could put pressure on the pricing of Arbitron’s radio audience measurement service and related software sales, from which Arbitron derives a substantial majority of its total revenue. Arbitron prices its radio audience measurement service and related software applications on a per radio station, per service or product basis, negotiating licenses and pricing with the owner of each radio station or group of radio stations. Consolidation in the radio broadcasting industry could have the effect that the greater the number of radio stations owned and the greater the number of services and applications purchased by a radio station owner, the more likely the owner is to seek price concessions from Arbitron. While Arbitron has experienced some success in offsetting the revenue impact of any pricing pressure through effective negotiations and by providing radio audience measurement services and additional software applications and other services to additional stations within a radio group, there can be no assurance as to the degree to which Arbitron will be able to continue to do so, which could have a material adverse effect on its business, financial condition and operating results.

      Arbitron’s agreements with its customers are not exclusive and contain no renewal obligations.

      Arbitron’s customers are not prohibited from entering into agreements with any other competing service provider, and once the term of the agreement (usually one to seven years) expires, there is no automatic renewal feature in the contract. Because the Arbitron Radio Market Report is delivered on a quarterly or semi-annual basis, it is common for Arbitron’s customer contracts to expire before renewal negotiations are concluded. Therefore, there may be significant uncertainty as to whether a particular customer will renew its contract, and if so, on what terms. If a customer(s) owning stations in a significant number of markets does not renew its contracts, this could have a material adverse effect on Arbitron’s business, financial condition and operating results.

      Arbitron expects to invest in the continued development and commercialization of its Portable People Meter technology and its MeasureCast Ratings service, neither of which may be successfully developed nor commercialized. The diversion of Arbitron’s resources to these technologies could adversely affect Arbitron’s operating results.

      Arbitron expects to continue to invest in the development of its Portable People Meter, which is a technology that measures radio, television, cable, internet broadcasts and satellite radio and television audiences. Arbitron also expects to invest in its MeasureCast Ratings service that measures the audiences of internet audio, as well as the audio portion of internet video. Advertising on internet broadcasts may not develop to be significant enough for the market to sustain a ratings service. The Portable People Meter technology and the MeasureCast Ratings service may not be successfully developed or commercialized. The diversion of Arbitron’s resources to the development and commercialization of the Portable People Meter service and the MeasureCast Ratings service may adversely affect Arbitron’s operating results.

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

      On May 31, 2000, Arbitron entered into an agreement with Nielsen Media Research, Inc., a provider of United States television and cable audience measurement services, under which Arbitron granted Nielsen Media Research an option to join Arbitron in the potential commercial deployment of the Portable People Meter in the United States. In response to the requests of both our customers and Nielsen Media Research, Arbitron has delayed the commercialization timetable for Portable People Meter, as well as the timing for the possible formation of a joint venture with Nielsen Media Research for the commercial deployment of the Portable People Meter in the United States. The Company continues to discuss the possible formation of a Portable People Meter joint venture with Nielsen Media Research. In the first quarter of 2003, Arbitron and Nielsen Media Research entered into an agreement to expand their relationship to include a number of research initiatives that will be supported in part by increasing the financial involvement and commitment of resources from Nielsen Media Research. During 2003, Arbitron and Nielsen Media Research expect to perform a major response rate test and continue research on the Portable People Meter. A decision by Nielsen Media Research not to exercise this option could delay the introduction of the Portable People Meter in which case Arbitron would need to revise its plans and assumptions relating to the timing of a Portable People Meter rollout. While Arbitron has other strategies to commercialize the Portable People Meter technology without a joint venture with Nielsen Media Research, the failure to form a joint venture could adversely affect the future growth of Arbitron’s business.

      The success of Arbitron’s radio audience measurement business depends on diarykeepers who record their listening habits in diaries and return these diaries to Arbitron. The failure of Arbitron to recruit participants and to collect these diaries would severely harm Arbitron’s business.

      Arbitron uses listener diaries to gather radio listening data from sample households in the United States local markets for which it currently provides radio ratings. A representative sample of the population in each local market is randomly selected for each survey. This sample is recruited by telephone to keep a diary of their radio usage for one week. Participants are asked to designate in their diary what station(s) they are listening to, when they are listening and where they are listening, such as home, car, work or other place. To encourage their participation in the survey, Arbitron gives diarykeepers a modest cash incentive. Arbitron processes more than 1.4 million diaries every year to produce audience listening estimates. It is increasingly difficult and more costly to obtain consent from the phone sample to participate in the surveys. Arbitron must achieve response rates sufficient to maintain confidence in its ratings, the support of the industry and accreditation by the Media Rating Council. The failure of Arbitron to successfully recruit participants and to convince diarykeepers to record their listening habits and mail in their diaries could severely harm Arbitron’s radio audience measurement business.

      In addition, there is an increasing concern among the American public regarding privacy issues which has prompted the introduction of legislation regarding privacy matters. If federal and/or state laws requiring telemarketers to comply with an individual’s do-not-call request are extended to include survey research, Arbitron’s ability to recruit participants for its surveys could be adversely affected, which would seriously harm Arbitron’s business, financial condition and operating results.

      Performance royalties and license fees imposed on internet broadcasters may have an adverse affect on the market for internet broadcast audience measurement services.

      Royalties and licensing fees may make broadcasting music over the Internet expensive and impractical for commercialization, thereby reducing the market for internet broadcast audience measurement services.

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

      Arbitron relies on a combination of contractual provisions, confidentiality procedures and patent, copyright, trademark, service mark and trade secret laws to protect the proprietary aspects of its technology, data and estimates. These legal measures afford only limited protection and competitors may gain access to Arbitron’s intellectual property and proprietary information. Litigation may be necessary to enforce Arbitron’s intellectual property rights, to protect its trade secrets and to determine the validity and scope of Arbitron’s proprietary rights. Arbitron has in the past been involved in litigation relating to the enforcement of its copyrights covering its radio listening estimates. Although Arbitron has generally been successful in these cases, there can be no assurance that the copyright laws and other statutory and contractual arrangements Arbitron currently depends upon will provide it sufficient protection in the future to prevent the use or misappropriation of its audience estimates, databases and technology. Any future litigation, regardless of outcome, could result in substantial expense and diversion of resources with no assurance of success and could seriously harm Arbitron’s business, financial condition and operating results.

      One of Arbitron’s strategies is to expand its international operations, which involve unique risks and, if unsuccessful, may impede the growth of Arbitron’s business.

      Arbitron continues to explore opportunities that would facilitate licensing its Portable People Meter technology into selected international markets, such as the United Kingdom, Western Europe, Latin America and the Asia/ Pacific regions. Arbitron believes that there is a market for use of the Portable People Meter technology internationally because international advertising markets operate similarly to the United States advertising markets. Multi-national advertising agencies and advertisers tend to set the standards for measurement around the world, and historically the lead has come from the United States.

      International operations are subject to various additional risks which could adversely affect Arbitron’s business, including:

•	costs of customizing services for foreign customers;

•	difficulties in managing and staffing international operations;

•	reduced protection for intellectual property rights in some countries;

•	longer sales and payment cycles;

•	the burdens of complying with a wide variety of foreign laws;

•	exposure to local economic conditions;

•	exposure to local political conditions, including the risks of an outbreak of war, the escalation of hostilities, acts of terrorism and seizure of assets by a foreign government; and

•	exposure to foreign currency exchange rate fluctuation.

      Audience estimates are used as the basis for advertising transactions when they achieve credibility and trust in the eyes of the media marketplace. In some countries, there is little trust in existing measurement services due to the perception of tampering and fraud in the current ratings systems. In expanding its international scope, potential tampering and fraud by broadcasters or other third parties with Arbitron’s methodology is also a potential risk.

      In countries where there has not been an historical practice of using audience measurement information in the buying and selling of advertising time, it may be difficult for Arbitron to maintain subscribers as the market transitions to using Arbitron’s audience measurement service as the basis for conducting advertising transactions.

      Arbitron is dependent on its proprietary software systems for data collection and processing.

      Arbitron’s success in collecting and processing data for its media information services is dependent on the ability of its proprietary software systems to support current and future business requirements. The current systems do not have the capability to accommodate additional product enhancements requested by Arbitron clients. Arbitron has begun a major effort to reengineer its processing software and its client software. Significant delays in the planned delivery of these systems and/or inadequate performance of the systems once they are completed could harm Arbitron’s business, financial condition and operating results.

      Criticism of the Arbitron audience measurement service by various interest groups could adversely affect Arbitron’s business.

      Due to the high profile nature of the Arbitron service in the media and marketing information service industry, Arbitron could become the target of criticism by various interest groups. Although Arbitron strives to be fair, reasonable and impartial in the production of its audience measurement service, criticism of Arbitron by interest groups could adversely affect Arbitron’s business (e.g., stock price).

      Arbitron’s future growth and success will depend on its ability to successfully compete with companies that may have greater financial, marketing, distribution, technical and other resources than Arbitron.

      Arbitron competes in some small markets in the radio audience measurement business with Eastlan Resources. In Mexico, Arbitron competes in the radio audience measurement business with IBOPE Mexico and INRA International Research Mexico. Arbitron is also aware of at least two companies, The Pretesting Company and Telecontrol AG (a division of GfK), that are in the process of developing technologies that may compete with Arbitron’s Portable People Meter. Furthermore, certain companies are developing narrow applications of technology to measure niche audiences of radio and outdoor and out of home media.

      Arbitron competes with a large number of other providers of applications software, qualitative data and proprietary qualitative studies used by broadcasters, cable companies, advertising agencies, advertisers, outdoor and out of home media companies. These competitors include AirWare RSS, Marketing Resources

Plus (a division of VNU), Strata Marketing Inc. and Telmar Information Services Corp. in the area of applications software, and The Media Audit (a division of International Demographics, Inc.), Mediamark Research Inc. (a NOP World company, a wholly-owned subsidiary of United Business Media plc) and Simmons Research Bureau in the area of qualitative data.

      Arbitron also competes with a number of companies in the internet audience measurement industry, namely comScore Media Metrix, Inc. (a division of comScore Networks, Inc.) and Nielsen NetRatings, Inc. The market for internet broadcast ratings and internet audience measurement is new and evolving.

      Arbitron believes that its future growth and success will be dependent on its ability to successfully compete with other companies that provide similar services in the same markets, some of which have greater financial, marketing, technical and other resources, and its ability to design, develop and commercialize new products and services that address the industry needs for more efficient methods of data collection and processing and broader media measurement techniques. Arbitron cannot assure it will be able to compete successfully and the failure to do so could have a material adverse affect on Arbitron’s business, financial condition and operating results.

      An economic downturn generally and in the advertising industry in particular could adversely impact Arbitron’s revenue.

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

      The RADAR service revenue comes substantially from five key customers. The contracts for these customers have been renewed in 2002 for terms of three to four years. The loss of one or more of these key customers could adversely affect Arbitron’s business and operating results.

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

      Long-term disruptions in the mail, telecommunication infrastructure and air service could adversely affect Arbitron’s business.

      Arbitron’s business is dependent on the use of the mail, telecommunication infrastructure and air service. Long-term disruptions in these services caused by events such as the outbreak of war, the escalation of hostilities, and/or acts of terrorism (particularly involving cities in which Arbitron has offices, including Columbia, Maryland which is in proximity to Washington, D.C. and government agencies) could affect Arbitron’s business, financial condition and operating results.

          Risk Factors Relating to Arbitron’s Indebtedness

      Arbitron historically has not incurred debt independently. In connection with the spin-off, however, Arbitron entered into two financing facilities. As of December 31, 2002, Arbitron had $165.0 million of indebtedness outstanding; $115.0 million of this debt is through a revolving credit facility that matures on March 30, 2006, and the remaining $50.0 million of debt is in senior secured notes that mature on January 31, 2008. The unused portion of the credit facility was $70.1 million as of December 31, 2002, however, it will be reduced by $57.6 million at the end of March 2003, in accordance with a mandatory commitment reduction provision and an excess cash flow provision of the Company’s debt covenants. Advances under the revolving credit facility bear interest at LIBOR plus a margin of 2.00% to 2.75%. The senior notes bear interest at a fixed rate of 9.96% per annum.

      Arbitron’s borrowings contain non-investment grade financial terms, covenants and operating restrictions that increase its cost of financing its business, restrict its financial flexibility and could adversely impact its ability to conduct its business. These include:

•	the grant of security interests in most of the assets of Arbitron and its subsidiaries;

•	the guarantees of Arbitron’s debt by Arbitron’s subsidiaries;

•	the requirement of Arbitron to maintain certain leverage and coverage ratios; and

•	the ability of Arbitron to buy and sell assets, incur additional indebtedness, grant or incur liens on its assets, repay senior indebtedness, pay cash dividends, make certain investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations.

These restrictions could hinder Arbitron’s ability to finance its future operations or capital needs or make acquisitions that otherwise may be important to the operation of Arbitron’s business. In addition, Arbitron’s ability to comply with these financial requirements and other restrictions may be affected by events beyond its control, and its inability to comply with them could result in a default under the credit facility or other debt instruments.

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

      The market price of Arbitron’s common stock may decrease or fluctuate because, among other factors, Arbitron’s revenue, gross profit, operating income and net income or net loss may vary substantially from quarter to quarter. Many factors may contribute to fluctuations in Arbitron’s operating results, including:

•	changes in pricing policies by Arbitron or its competitors;

•	increases in investment in the Portable People Meter or the MeasureCast Ratings service;

•	introduction and acceptance of new products and services by Arbitron or its competitors;

•	the market for qualified personnel and the timing and acquisition of new businesses;

•	the efficiency with which employees are utilized;

•	the effectiveness of Arbitron’s disaster recovery plan;

•	cancellation or delay of contract renewals by customers or potential customers;

•	changes in technology and Arbitron’s successful utilization of technology;

•	economic conditions as they relate to Arbitron’s industry and customers;

•	ability to enter into third party agreements for data and service;

•	Nielsen Media Research not exercising its option to join Arbitron in the potential commercial deployment of the Portable People Meter;

•	potential long-term disruptions in mail, telecommunication infrastructure and/or air service; and

•	the outbreak of war, the escalation of hostilities, and/or acts of terrorism that could occur in cities in which Arbitron has offices, including Columbia, Maryland which is in proximity to Washington, D.C. and government agencies.

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

      Delaware corporate law and Arbitron’s Amended and Restated Certificate of Incorporation and Bylaws contain provisions that could have the effect of delaying, deferring or preventing a change in control of Arbitron or its management that stockholders may consider favorable or beneficial. These provisions could discourage proxy contests and make it more difficult for stockholders to elect directors not nominated by Arbitron’s board of directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of Arbitron’s common stock. These provisions include:

•	a stockholders’ rights plan, which likely will limit, through November 21, 2012, the ability of a third party to acquire a substantial amount of Arbitron’s common stock without prior approval by the Board of Directors;

•	restriction from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder under Section 203 of the Delaware General Corporation Law;

•	authorization to issue “blank check” preferred stock, which is preferred stock that can be created and issued by the board of directors without prior stockholder approval, with rights senior to common stockholders;

•	advance notice requirements for the submission by stockholders of nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting; and

•	a supermajority vote of 80 percent of the stockholders to exercise the stockholders’ right to amend the Bylaws.

      Arbitron’s Amended and Restated Certificate of Incorporation also contains the following provisions:

•	a supermajority vote of two-thirds of the stockholders to approve some mergers and other business combinations; and

•	restriction from engaging in a “business combination” with a “controlling person” unless either a modified supermajority vote is received or the business combination will result in the termination of ownership of all shares of Arbitron’s common stock and the receipt of consideration equal to at least “fair market value.”

Available Information

      Arbitron’s website address is www.arbitron.com and interested persons may obtain copies of filings Arbitron has made with the Securities and Exchange Commission through a hyperlink at this site to a third party Securities and Exchange Commission Filings website free of charge. Also included on Arbitron’s website are its Corporate Governance Policies and Guidelines, the Audit Committee Charter, the Nominating and Board Governance Committee Charter and the Compensation and Human Resources Committee Charter.

ITEM 2.     PROPERTIES

      Arbitron’s primary locations are in Columbia, Maryland and its headquarters located at 142 West 57th Street, New York, New York. Arbitron’s New York City office serves as its home base for sales and marketing, while its research, technology and operations are located in its Columbia, Maryland facility. In addition, Arbitron has five regional sales offices located in the metropolitan areas of Atlanta, Georgia; Washington, D.C./ Baltimore, Maryland; Chicago, Illinois; Dallas, Texas and Los Angeles, California. Arbitron’s RADAR operations are located primarily in Cranford, New Jersey. Arbitron’s Tapscan operations are located primarily in Birmingham, Alabama, and its Continental Research subsidiary is located in London, England. Arbitron conducts all of its operations in leased facilities. Most of these leases contain renewal options and require payments for taxes, insurance and maintenance in addition to base rental payments. Arbitron believes that its facilities are adequate for their intended purposes, are adequately maintained and are reasonably necessary for current and anticipated business purposes.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of Arbitron’s stockholders during the fourth quarter of 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Arbitron’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ARB.” As of March 13, 2003, there were 29,650,222 shares outstanding and approximately 8,200 shareholders of record of Arbitron common stock.

      The following table sets forth the high and low sale prices of Ceridian and Arbitron common stock as reported on the NYSE Composite Tape for each quarterly period for the past two years ending December 31, 2002. Ceridian’s prices are reflected in the first quarter of 2001 and Arbitron’s prices are reflected in the three remaining quarters of 2001 and all four quarters of 2002. The Ceridian prices reflect the market value of Ceridian stock during the period in which both the human resource services division, human resource services and Comdata subsidiaries and radio audience measurement business were included within Ceridian (i.e., before the spin-off), and therefore is not indicative of the past or future performance of Arbitron stock following the spin-off.

	Arbitron

2002	1Q	2Q	3Q	4Q	Full Year

High	$34.25	$37.99	$35.60	$35.10	$37.99
Low	$29.31	$29.80	$28.60	$30.55	$28.60

	Ceridian	Arbitron

2001	1Q	2Q	3Q	4Q	Full Year

High	$21.85	$26.50	$30.35	$34.48	$34.48
Low	$14.00	$19.65	$22.82	$25.65	$14.00

      During the periods presented, neither Ceridian nor Arbitron paid any dividends on its common stock. Arbitron’s credit facility restricts the payment of cash dividends on its common stock through March 2003.

      The transfer agent and registrar for the Arbitron common stock is The Bank of New York.

ITEM 6.     SELECTED FINANCIAL DATA

      The selected financial data set forth below should be read together with the information under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Arbitron’s consolidated financial statements and related notes included in this Form 10-K. This financial data is not necessarily indicative of the results of operations or financial position that would have occurred if Arbitron had been a separate, independent company during the periods presented in which Arbitron was a division of Ceridian Corporation, nor is it indicative of its future performance. Arbitron was a division of Ceridian Corporation prior to March 30, 2001.

      The Company’s statements of income for the years ended December 31, 2002, 2001 and 2000 and balance sheet data as of December 31, 2002 and 2001 set forth below are derived from audited consolidated financial statements included elsewhere in this Form 10-K. The statements of income data for the years ended December 31, 1999 and 1998, and balance sheet data as of December 31, 2000, 1999 and 1998 are derived from audited consolidated financial statements of Arbitron not included in this Form 10-K.

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Statement of Income Data
Revenue	$249,757	$227,534	$206,791	$190,117	$173,805
Costs and expenses	169,645	156,273	135,373	126,982	119,778

Operating income	80,112	71,261	71,418	63,135	54,027
Equity in net income of affiliate	5,627	4,285	3,397	2,553	2,452

Income before interest and income tax expense	85,739	75,546	74,815	65,688	56,479
Interest expense, net	16,219	15,279	—	—	—

Income before income tax expense	69,520	60,267	74,815	65,688	56,479
Income tax expense	26,765	23,805	29,552	25,946	22,288

Net income	$42,755	$36,462	$45,263	$39,742	$34,191

Net Income and Pro Forma Net Income Per Weighted Average Common Share(1)
Basic	$1.45	$1.25	$1.56	$1.37	$1.19
Diluted	$1.42	$1.24	$1.54	$1.34	$1.16
Weighted Average and Pro Forma Weighted Average Common Shares Used in Calculations
Basic	29,413	29,164	29,046	28,905	28,814
Diluted(2)	30,049	29,483	29,347	29,593	29,519
Balance Sheet Data
Current assets	$86,422	$67,658	$60,344	$43,643	$42,241
Total assets	156,038	126,841	107,876	79,298	82,295
Long-term debt	165,000	205,000	—	—	—
Stockholders’ equity (deficit)	(100,579)	(169,109)	33,222	6,567	9,145

(1)	For the year ended December 31, 2001, the computations of pro forma net income per weighted average common share are based upon Ceridian’s weighted average common shares and potentially dilutive securities outstanding through March 31, 2001, adjusted for the one-for-five reverse stock split, and Arbitron’s weighted average common shares and potentially dilutive securities for the remainder of the year. For the years ended December 31, 2000, 1999 and 1998, the pro forma net income per weighted average common share computations are based upon Ceridian’s weighted average common shares and potentially dilutive securities, adjusted for the one-for-five reverse stock split.

(2)	The diluted pro forma weighted average common shares assumes that all of Ceridian’s historical dilutive securities were converted into Arbitron securities for the three months ended March 31, 2001, and for the years ended December 31, 2000, 1999 and 1998.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      On March 30, 2001, Ceridian completed a reverse spin-off, which is referred to as the “spin-off.” In connection with the spin-off, the assets and liabilities associated with the human resource service businesses and Comdata subsidiaries were transferred to a newly formed company named “New Ceridian.” The radio audience measurement business stayed with Ceridian. Ceridian then distributed the stock of New Ceridian to all of Ceridian’s existing stockholders. As a result, New Ceridian is now a separate publicly traded corporation. In connection with the spin-off, Ceridian changed its name to Arbitron Inc. and effected a one-for-five reverse stock split, and New Ceridian changed its name to Ceridian Corporation. Because of the relative significance of the businesses transferred to New Ceridian, New Ceridian was considered the accounting successor to Ceridian for financial reporting purposes.

      The terms “Arbitron” or the “Company” as used in this document shall include Arbitron Inc. and its subsidiaries.

      The consolidated financial statements of Arbitron reflect the consolidated financial position, results of operations and cash flows of Arbitron Inc. and its subsidiaries: Arbitron Holdings Inc., Ceridian Infotech (India) Private Limited, CSW Research Limited and Euro Fieldwork Limited. The financial information included in this Form 10-K includes expenses related to certain centralized services provided by Ceridian during the periods presented prior to the spin-off. The expenses for these services were allocated to Arbitron based on utilization of specific services or, where an estimate could not be determined, based on Arbitron’s revenues in proportion to Ceridian’s total revenues. Management believes these allocation methods provided a rational basis for allocation. However, the costs of these services and benefits charged to Arbitron are not necessarily indicative of the costs that would have been incurred if Arbitron had performed these services as a separate entity.

      Arbitron’s radio audience measurement business has generally accounted for a substantial majority of its revenue. In recent years, significant consolidation of radio station ownership has tended to intensify competition within the radio industry and between radio and other forms of media for advertising dollars. At the same time, audiences have become more fragmented as a result of the greatly increased programming choices and entertainment and media options. Consequently, the increased competition together with the desire for more complex information have driven demand by radio broadcasters, advertising agencies and advertisers for Arbitron’s audience measurement information. In addition, although radio industry consolidation has led to the increased concentration of Arbitron’s customer base, it has also contributed to an increase in the number of stations subscribing for the ratings service as well as increases in sales of Arbitron’s analytical software applications and other services.

      Certain contracts with Infinity Broadcasting, which collectively accounted for nine percent of Arbitron’s revenue in 2001, expired at the end of 2001 and renewal negotiations commenced during the fourth quarter of 2001. In July 2002, Arbitron entered into an extension of the radio ratings license agreement with Infinity Broadcasting, which ends on March 31, 2003, and gives their stations access to Arbitron’s quarterly radio ratings up to the release of the Spring 2003 radio survey as well as access to additional services currently provided. In addition, in July 2002, Arbitron also entered into an extension of the radio ratings license agreement with ABC Radio, for contracts that accounted for less than three percent of Arbitron’s revenue in 2001, which gives their stations access to Arbitron’s quarterly radio ratings up to the release of the Spring 2003 radio survey. These extensions with Infinity Broadcasting and ABC Radio are for significantly shorter terms than the typical four to five year agreements generally entered into between Arbitron and its customers. Arbitron believes that this was a result of these customers waiting for a more detailed analysis of the Portable People Meter (“PPM” or “Portable People Meter”) Philadelphia test market and a rollout plan for other major markets. Additionally, future contracts with other customers may be of a shorter than normal term until more PPM data analysis is available and the PPM rollout plan is established. Arbitron cannot give any assurances that it could replace the revenue that could be lost if a key customer failed to renew its agreement with Arbitron. The loss of a key customer would adversely affect Arbitron’s business and operating results.

      On May 31, 2000, Arbitron entered into an agreement with Nielsen Media Research, Inc., a provider of United States television and cable audience measurement services, under which Arbitron granted Nielsen Media Research an option to join Arbitron in the potential commercial deployment of the Portable People Meter in the United States. In the event Nielsen Media Research exercises the option, the parties would form a joint venture to commercially deploy and operate the business of utilizing the Portable People Meter for the collection of respondent listening and viewing audience data. Recognizing that the successful commercial deployment of the Portable People Meter is uncertain and risky, at the present time, Arbitron believes that a joint venture with Nielsen Media Research would create a significantly greater likelihood of successful commercial deployment than other alternatives.

      Arbitron and Nielsen Media Research would each be licensed to use the data generated by the jointly-deployed Portable People Meter in their respective media measurement services. The division of revenues from Internet data remains to be negotiated by the parties. The costs, expenses and capital expenditures for operating a joint venture would be shared by Arbitron and Nielsen Media Research based on the degree to which use of the Portable People Meter displaces costs at each company. Arbitron would receive a royalty from Nielsen Media Research.

      In response to the requests of both our customers and Nielsen Media Research, Arbitron has delayed the commercialization timetable for PPM, as well as the timing for the possible formation of a joint venture for the commercial deployment of the Portable People Meter in the United States. The Company continues to discuss the possible formation of a PPM joint venture with Nielsen Media Research. In the first quarter of 2003, Arbitron and Nielsen Media Research entered into an agreement to expand their relationship to include a number of research initiatives that will be supported in part by increasing the financial involvement and commitment of resources from Nielsen Media Research. During 2003, Arbitron and Nielsen Media Research expect to perform a major response rate test and continue research on the Portable People Meter. After the conclusion of the Winter 2003 radio survey and the March 2003 television survey, Arbitron will no longer use the current Philadelphia panel to produce regular releases of prototype radio and television audience ratings.

      In addition to the proposed joint venture with Nielsen Media Research, Arbitron will begin testing additional marketing research applications of the Portable People Meter technology in 2003. One application to be tested is to use the Portable People Meter as the collection tool for a national marketing oriented panel designed to correlate advertising with sales. The objective is to provide multi-media exposure data combined with single source sales data to produce a measure of advertising effectiveness.

Critical Accounting Policies and Estimates

      Critical accounting policies and estimates are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments. The Company’s most critical accounting policy relates to the capitalization and recovery of software development costs.

      The Company capitalizes software development costs with respect to major product initiatives or enhancements, which are incurred during the period from the time of technological feasibility until the time that the software is ready for use. To the extent that software is being developed for use by customers or to support data collection activities, the Company also considers the recovery of such costs through future revenue streams in its decision to capitalize software development costs. Once the software is placed in service, the capitalized costs are generally amortized over periods of three to five years. If events or changes in circumstances indicate that the carrying value of software may not be recovered, a recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the software in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the software cost is written down to estimated fair value and an impairment loss is recognized. The Company’s estimates are subject to revision as market conditions and the Company’s assessments of them change. The total amount of the Portable People Meter internally developed software is $2.6 million.

Results of Operations

     Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

      The following table sets forth information with respect to the consolidated statements of income of Arbitron for the years ended December 31, 2002 and 2001.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

						Percentage of
			Increase (Decrease)			Revenue

	2002	2001	Dollar	Percent		2002	2001

Revenue	$249,757	$227,534	$22,223	9.8%		100.0%	100.0%

Costs and expenses Cost of revenue	91,821	82,589	9,232	11.2%		36.8%	36.3%
Selling, general and administrative	53,096	49,553	3,543	7.1%		21.2%	21.8%
Research and development	24,728	24,131	597	2.5%		9.9%	10.6%

Total costs and expenses	169,645	156,273	13,372	8.6%		67.9%	68.7%

Operating income	80,112	71,261	8,851	12.4%		32.1%	31.3%
Equity in net income of affiliate	5,627	4,285	1,342	31.3%		2.2%	1.9%

Income before interest and income tax expense	85,739	75,546	10,193	13.5%		34.3%	33.2%
Interest income	596	838	(242)	(28.9%	)	0.2%	0.4%
Interest expense	16,815	16,117	698	4.3%		6.7%	7.1%

Income before income tax expense	69,520	60,267	9,253	15.4%		27.8%	26.5%
Income tax expense	26,765	23,805	2,960	12.4%		10.7%	10.5%

Net income	$42,755	$36,462	$6,293	17.3%		17.1%	16.0%

Net income and pro forma net income per weighted average common share:
Basic	$1.45	$1.25	$0.20	16.0%

Diluted	$1.42	$1.24	$0.18	14.5%

Other data:
Income before interest and income tax expense	$85,739	$75,546	$10,193	13.5%		34.3%	33.2%
Depreciation and amortization	4,369	5,026	(657)	(13.1%	)	1.8%	2.2%

EBITDA	$90,108	$80,572	$9,536	11.8%		36.1%	35.4%

      Revenue. Revenue increased 9.8% to $249.8 million in 2002 from $227.5 million in 2001. The increase is partly due to having RADAR for a full year in 2002. On July 2, 2001 Arbitron acquired the RADAR business. RADAR revenue for the first six months of 2002 was $4.5 million. There was no comparable revenue for the same period in 2001. Increases in the ratings and qualitative subscriber base, analytical software applications, escalations in multi-year customer contracts and contract renewals mainly accounted for the remaining $17.7 million increase.

      Cost of Revenue. Cost of revenue increased 11.2% to $91.8 million in 2002 from $82.6 million in 2001 and increased as a percentage of revenue to 36.8% in 2002 from 36.3% in 2001. The dollar increase is mainly attributed to increases in diary and data collection costs ($2.4 million), Scarborough royalties ($3.0 million), PPM costs ($2.0 million), computer center costs ($0.9 million) and research costs ($0.6 million).

      Selling, General and Administrative. Selling, general and administrative expenses increased 7.1% to $53.1 million in 2002 from $49.6 million in 2001 but decreased as a percentage of revenue to 21.2% in 2002 from 21.8% in 2001. The increase is partly due to having RADAR for a full year in 2002. RADAR expenses increased by $0.5 million in 2002. The remaining dollar increase is mainly attributed to increases in marketing expenses related to PPM ($1.5 million), higher U.S. Media (Arbitron’s core quantitative, qualitative and software application services) administrative expenses ($0.9 million), increases in U.S. Media selling expenses ($1.6 million) and an increase in amortization of other intangible assets ($0.3 million). The U.S. Media administrative and selling expense increases are mainly attributable to higher employee related expenses. These increases were offset by the elimination of goodwill amortization, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which was $1.7 million in 2001.

      Research and Development. Research and development expenses increased 2.5% to $24.7 million in 2002 from $24.1 million in 2001 but decreased as a percentage of revenue to 9.9% in 2002 from 10.6% in 2001. The increase in expenses is partly due to having RADAR for a full year in 2002. RADAR expenses increased by $0.6 million in 2002. U.S. Media expenses increased by $1.6 million which were offset by a decrease in internet broadcast services expenses of $1.6 million. The Company decreased its spending related to internet broadcast services due to the slower than anticipated growth of the internet broadcasting market.

      Operating Income. Operating income increased 12.4% to $80.1 million in 2002 from $71.3 million in 2001. Operating margin increased to 32.1% in 2002 from 31.3% in 2001.

      Equity in Net Income of Affiliate. Equity in net income of affiliate increased to income of $5.6 million in 2002 from $4.3 million in 2001. The increase is attributed to the growth in revenue and net income of Scarborough.

      Interest Expense. Interest expense increased 4.3% to $16.8 million for the year ended December 31, 2002 from $16.1 million for the same period in 2001. The increase is the result of having debt outstanding for a full year in 2002 compared to approximately nine months in 2001, partially offset by a lower average debt principal balance in 2002.

      Income Tax Expense. Arbitron’s effective tax rate was 38.5% and 39.5% in 2002 and 2001, respectively. The 1.0% decrease in the Company’s effective income tax rate resulted from the discontinuance of goodwill amortization in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and a change in certain state tax apportionment factors following the spin-off from Ceridian.

      Net Income. Net income increased 17.3% to $42.8 million in 2002 from $36.5 million in 2001.

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

      EBITDA. EBITDA increased 11.8% to $90.1 million in 2002 from $80.6 million in 2001. Arbitron has presented EBITDA as supplemental information that management of Arbitron believes may be useful to some investors in evaluating Arbitron because it is widely used as a measure to evaluate a company’s operating performance before interest expense, as well as to evaluate its operating cash flow. EBITDA is calculated by adding back net interest expense, income tax expense, depreciation and amortization on property and equipment and amortization of goodwill and other intangible assets to net income. EBITDA should not be considered a substitute either for net income, as an indicator of Arbitron’s operating performance, or for cash flow, as a measure of Arbitron’s liquidity. In addition, because EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies.

     Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

      The following table sets forth information with respect to the consolidated statements of income of Arbitron for the years ended December 31, 2001 and 2000.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

						Percentage of
			Increase (Decrease)			Revenue

	2001	2000	Dollar	Percent		2001	2000

Revenue	$227,534	$206,791	$20,743	10.0%		100.0%	100.0%

Costs and expenses
Cost of revenue	82,589	75,694	6,895	9.1%		36.3%	36.6%
Selling, general and administrative	49,553	45,641	3,912	8.6%		21.8%	22.0%
Research and development	24,131	14,038	10,093	71.9%		10.6%	6.8%

Total costs and expenses	156,273	135,373	20,900	15.4%		68.7%	65.4%

Operating income	71,261	71,418	(157)	(0.2%	)	31.3%	34.6%
Equity in net income of affiliate	4,285	3,397	888	26.1%		1.9%	1.6%

Income before interest and income tax expense	75,546	74,815	731	1.0%		33.2%	36.2%
Interest income	838	—	838	—		0.4%	0.0%
Interest expense	16,117	—	16,117	—		7.1%	0.0%

Income before income tax expense	60,267	74,815	(14,548)	(19.4%	)	26.5%	36.2%
Income tax expense	23,805	29,552	(5,747)	(19.4%	)	10.5%	14.3%

Net income	$36,462	$45,263	$(8,801)	(19.4%	)	16.0%	21.9%

Pro forma net income per weighted average common share:
Basic	$1.25	$1.56	$(0.31)	(19.9%	)

Diluted	$1.24	$1.54	$(0.30)	(19.5%	)

Other data:
Income before interest and income tax expense	$75,546	$74,815	$731	1.0%		33.2%	36.2%
Depreciation and amortization	5,026	4,240	786	18.5%		2.2%	2.0%

EBITDA	$80,572	$79,055	$1,517	1.9%		35.4%	38.2%

      Revenue. Revenue increased 10% to $227.5 million in 2001 from $206.8 million in 2000. Revenues generated by RADAR in the last six months of 2001 accounted for 18% of the increase. Approximately 49% of the dollar increase is related to an increase in the ratings subscriber base and escalations in multi-year customer contracts and contract renewals. Additionally, analytical software applications contributed approximately 21% of the increase, with the remaining growth being mainly attributed to qualitative services.

      Cost of Revenue. Cost of revenue increased 9.1% to $82.6 million in 2001 from $75.7 million in 2000. RADAR accounted for $1.6 million of the increase. Royalties paid to the Scarborough Research Partnership (Scarborough) for revenue related to Scarborough’s qualitative services increased by $2.5 million. The remaining dollar increase of $2.8 million is primarily associated with diary data collection and processing.

      Selling, General and Administrative. Selling, general and administrative expenses increased 8.6% to $49.6 million in 2001 from $45.7 million in 2000. RADAR accounted for $0.5 million of the dollar increase. The remaining increase of $3.4 million is attributed to certain variable expenses, including marketing expenses related to internet broadcast services, higher marketing communications expenses and overall increases in selling expenses.

      Research and Development. Research and development expenses increased 71.9% to $24.1 million in 2001 from $14.0 million in 2000, and increased as a percentage of revenue to 10.6% in 2001 from 6.8% in 2000. RADAR accounted for $0.9 million of the increase. Of the remaining $9.2 million dollar increase, approximately 62% is related to increased spending on new product development, related to the Portable People Meter and internet broadcast services, and 38% is attributed to product development and enhancement in the core services.

      Operating Income. Operating income decreased 0.2% to $71.3 million in 2001 from $71.4 million in 2000. Operating margin decreased to 31.3% in 2001 from 34.6% in 2000. The decrease in operating margin is primarily due to the 3.8% increase in research and development costs as a percentage of revenue.

      Equity in Net Income of Affiliate. Equity in net income of affiliate increased to income of $4.3 million in 2001 from $3.4 million in 2000. The increase is attributed to the growth in revenue and net income of Scarborough.

      Interest Expense. Of the $16.1 million of interest expense in 2001, $15.7 million is related to the long-term debt incurred in connection with the spin-off, and $0.4 million is related to interest on the deferred payment to the former owners of RADAR. Prior to the spin-off on March 31, 2001, the Company had no debt, and therefore, no interest expense.

      Income Tax Expense. Arbitron’s effective tax rate was 39.5% for both 2001 and 2000.

      Net Income. Net income decreased 19.4% to $36.5 million in 2001 from $45.3 million in 2000 as a result of the factors discussed above. The decrease was primarily attributed to interest expense on long-term debt outstanding since the spin-off.

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

      EBITDA. EBITDA increased 1.9% to $80.6 million in 2001 from $79.1 million in 2000. Arbitron has presented EBITDA as supplemental information that management of Arbitron believes may be useful to some investors in evaluating Arbitron because it is widely used as a measure to evaluate a company’s operating performance before interest expense, as well as to evaluate its operating cash flow. EBITDA is calculated by adding back net interest expense, income tax expense, depreciation and amortization on property and equipment and amortization of goodwill and other intangible assets to net income. EBITDA should not be considered a substitute either for net income, as an indicator of Arbitron’s operating performance, or for cash flow, as a measure of Arbitron’s liquidity. In addition, because EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies.

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

      Net cash provided by operating activities was $76.3 million, $70.4 million and $51.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. The increase of $5.9 million in 2002 is mainly attributed to higher net income in 2002. The increase of $19.3 million in 2001 is primarily due to the utilization of deferred tax assets which produced additional cash flows of $20.8 million.

      Net cash used in investing activities was $22.4 million, $19.7 million and $1.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. The 2002 increase in the use of cash is primarily attributed to larger payments to the former owners of RADAR in 2002 than in 2001, $15.0 million and $10.3 million, respectively. Additionally, the Company paid $0.6 million in 2002 to acquire a license to the MeasureCast, Inc. internet broadcast ratings technology. The increase of $17.8 million in 2001 is primarily the result of cash paid for acquired businesses of $13.3 million in 2001, and property and equipment additions of $6.5 million in 2001, compared to $2.0 million in 2000. In 2001, the Company paid the final installment of $3.0 million related to the Tapscan Worldwide business acquired in May 1998, and paid the first installment of $10.3 million for the RADAR acquisition. The increase in property and equipment additions is largely related to leasehold improvements for new and existing facilities, as well as hardware and software related to Portable People Meter. In March 2002, the requirement to earn the contingent consideration was met and Arbitron paid $4.0 million to the former owners of RADAR. In June 2002, the Company paid the final $11.0 million in cash to the former owners of RADAR.

      Net cash used in financing activities was $32.1 million, $33.2 million and $47.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. In 2002, the Company received $7.9 million of cash from stock option exercises and other employee stock incentive plans compared to $0.8 million in 2001. Additionally, the Company made lower debt payments in 2002 than in 2001, $40.0 million and $45.0 million respectively. These increases combined had a positive impact of $12.1 million on cash flow which was partially offset by a decrease of $11.0 million in net debt proceeds after the spin-off distribution and financing fees. In 2001, in connection with the spin-off of Ceridian, the Company borrowed $250.0 million, consisting of $50.0 million in senior notes and $200.0 million under a credit facility, and immediately distributed the net proceeds to Ceridian in connection with the spin-off. The primary use of cash in 2001 was $45.0 million of discretionary long-term debt repayments. For the first quarter of 2001 and the full year in 2000, the Company contributed cash generated from operating and investing activities to Ceridian as part of Ceridian’s centralized cash management system. There were no debt-related transactions in 2000.

      As of December 31, 2002, the Company had $43.1 million in available cash and cash equivalents. In addition, the Company had $70.1 million in available borrowings under its bank credit facility. Although Arbitron has a limited history as a stand-alone company, management expects that cash flow generated from operations, as well as available borrowings from its bank credit facility, if necessary, will be sufficient to support the Company’s operations, including research and development costs, for the foreseeable future.

      Arbitron’s commitment under its revolving credit facility, which was $225.0 million at inception, had a balance of $185.2 million on March 21, 2003. At the end of March 2003, the commitment will be reduced to approximately $127.6 in accordance with a mandatory commitment reduction provision and an excess cash flow provision of the Company’s debt covenants.

      Arbitron’s credit facility and senior secured notes (“borrowings”) contain non-investment grade financial terms, covenants and operating restrictions that increase the cost of financing and restrict financial flexibility. Under the terms of the borrowings, Arbitron is required to maintain leverage and coverage ratios and meet other financial conditions. The agreements limit, among other things, Arbitron’s ability to buy and sell assets, incur additional indebtedness, grant or incur liens on its assets, repay senior indebtedness, pay cash dividends, make certain investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations. Although Arbitron does not believe that the terms of its borrowings limit the operation of its business in any material respect, the terms may restrict or prohibit Arbitron’s ability to raise additional capital when needed or could prevent Arbitron from making acquisitions or investing in other growth initiatives that otherwise may be important to the operation of Arbitron’s business. Arbitron holds a derivative instrument as a hedge of its variable interest rate debt as indicated below under Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

      In 2002, Clear Channel Communications, Inc. and Infinity Broadcasting Corp. represented approximately 21% and 11%, respectively, of Arbitron’s revenue. Arbitron’s agreements with these customers are not exclusive and contain no renewal obligations. Certain contracts with Infinity Broadcasting, which collectively accounted for nine percent of Arbitron’s revenue in 2001, expired at the end of 2001. In July 2002, Arbitron entered into an extension of the radio ratings license agreement with Infinity Broadcasting, which ends on March 31, 2003, and gives their stations access to our quarterly radio ratings up to the release of the Spring 2003 radio survey as well as access to additional services currently provided. In addition, in July 2002, Arbitron also entered into an extension of the radio ratings license agreement with ABC Radio, for contracts that accounted for less than three percent of Arbitron’s revenue in 2001, which gives their stations access to our quarterly radio ratings up to the release of the Spring 2003 radio survey. These extensions with Infinity Broadcasting and ABC Radio are for significantly shorter terms than the typical four to five year agreements generally entered into between Arbitron and its customers. Arbitron believes that this was a result of these customers waiting for a more detailed analysis of the PPM Philadelphia test market and a rollout plan for other major markets. Arbitron cannot give any assurances that it could replace the revenue that would be lost if a key customer failed to renew its agreement with Arbitron. The loss of a key customer would adversely affect Arbitron’s results of operations and liquidity.

      In response to the requests of both our customers and Nielsen Media Research, Arbitron has delayed the commercialization timetable for PPM, as well as the timing for the possible formation of a joint venture with Nielsen Media Research for the commercial deployment of the Portable People Meter in the United States. The Company continues to discuss the possible formation of a PPM joint venture with Nielsen Media Research. In the first quarter of 2003, Arbitron and Nielsen Media Research entered into an agreement to expand their relationship to include a number of research initiatives that will be supported in part by increasing the financial involvement and commitment of resources from Nielsen Media Research. During 2003, Arbitron and Nielsen Media Research expect to perform a major response rate test and continue research on the Portable People Meter. After the conclusion of the Winter 2003 radio survey and the March 2003 television survey, Arbitron will no longer use the current Philadelphia panel to produce regular releases of these radio and television audience ratings.

      In addition to the proposed joint venture with Nielsen Media Research, Arbitron will begin testing additional marketing research applications of the Portable People Meter technology in 2003. One application to be tested is to use the Portable People Meter as the collection tool for a national marketing oriented panel designed to correlate advertising with sales. The objective is to provide multi-media exposure data combined with single source sales data to produce a measure of advertising effectiveness.

      The continuing development and anticipated rollout of the PPM service will require significant capital resources and will increase our operating costs over the next several years. The introduction of the PPM could be delayed if Arbitron does not form a joint venture. In that event, Arbitron would need to revise its plans and assumptions relating to the timing of the PPM rollout. Additionally, agreements with customers may continue to be of a shorter than normal term until more detailed analysis of the Philadelphia test market is completed and a rollout plan into other markets is established. It is expected that within one year this additional analysis will have been completed so that Arbitron’s customers will have a fuller understanding of the value of the PPM service, which will then serve as the basis for longer-term renewal contract negotiations.

      The following table summarizes Arbitron’s contractual cash obligations as of December 31, 2002:

Contractual Obligations

(In thousands)

	Less Than	1 - 3	4 - 5	After 5
	1 Year	Years	Years	Years	Total

Long-term debt (see note 8)	$—	$37,400	$77,600	$50,000	$165,000
Operating leases (see note 11)	7,376	12,862	9,528	13,934	43,700
Purchase obligations (A)	—	—	—	—	—

	$7,376	$50,262	$87,128	$63,934	$208,700

(A)	Arbitron generally does not make unconditional, non-cancelable purchase commitments. The Company enters into purchase orders in the normal course of business, but they do not exceed one year terms.

      As of December 31, 2002, the Company had outstanding letters of credit of $0.1 million.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The report of independent auditors and financial statements are set forth below (see Item 14(a) for list of financial statements and financial statement schedules):

ARBITRON INC.

Independent Auditors’ Report

The Board of Directors

  Arbitron Inc.:

      We have audited the consolidated balance sheets of Arbitron Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arbitron Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in note six to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets on January 1, 2002.

/s/ KPMG LLP

Baltimore, Maryland

January 20, 2003

ARBITRON INC.

Consolidated Balance Sheets

December 31, 2002 and 2001
(In thousands, except per share data)

	2002	2001

Assets
Current assets
Cash and cash equivalents	$43,095	$21,043
Trade accounts receivable, net of allowance for doubtful accounts of $1,043 in 2002 and $995 in 2001	20,509	19,393
Deferred tax assets	20,488	24,644
Prepaid expenses and other current assets	2,330	2,578

Total current assets	86,422	67,658
Investments in affiliate	10,249	9,722
Property and equipment, net	12,370	8,850
Goodwill, net	32,937	28,937
Other intangibles, net	2,371	2,961
Noncurrent deferred tax assets	8,869	3,698
Other noncurrent assets	2,820	5,015

Total assets	$156,038	$126,841

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$4,475	$5,245
Accrued expenses and other current liabilities	24,708	15,597
Deferred revenue	54,746	52,993
Due to owners of acquired business	—	10,621

Total current liabilities	83,929	84,456
Noncurrent liabilities
Long-term debt	165,000	205,000
Other noncurrent liabilities	7,688	6,494

Total liabilities	256,617	295,950

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $100.00 par value, 750 shares authorized, no shares issued	—	—
Common stock, $0.50 par value, authorized 500,000 shares, issued 32,336 shares and 32,332 shares, respectively	16,168	16,166
Additional paid-in capital	69,187	59,349
Accumulated earnings (net distributions to Ceridian in excess of accumulated earnings) prior to spin-off	(242,870)	(260,146)
Retained earnings subsequent to spin-off	62,922	20,167
Common stock held in treasury, 2,725 shares and 3,130 shares, respectively	(1,363)	(1,565)
Accumulated other comprehensive loss	(4,623)	(3,080)

Total stockholders’ equity (deficit)	(100,579)	(169,109)

Total liabilities and stockholders’ equity (deficit)	$156,038	$126,841

See notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Income

Years Ended December 31, 2002, 2001 and 2000
(In thousands, except per share data)

	2002	2001	2000

Revenue	$249,757	$227,534	$206,791

Costs and expenses
Cost of revenue	91,821	82,589	75,694
Selling, general and administrative	53,096	49,553	45,641
Research and development	24,728	24,131	14,038

Total costs and expenses	169,645	156,273	135,373

Operating income	80,112	71,261	71,418
Equity in net income of affiliate	5,627	4,285	3,397

Income before interest and income tax expense	85,739	75,546	74,815
Interest income	596	838	—
Interest expense	16,815	16,117	—

Income before income tax expense	69,520	60,267	74,815
Income tax expense	26,765	23,805	29,552

Net income	$42,755	$36,462	$45,263

Net income and pro forma net income per weighted average common share
Basic	$1.45	$1.25	$1.56
Diluted	$1.42	$1.24	$1.54
Weighted average and pro forma weighted average common shares used in calculations
Basic	29,413	29,164	29,046
Potentially dilutive securities	636	319	301

Diluted	30,049	29,483	29,347

See notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2002, 2001 and 2000
(In thousands)

				Accumulated
				Earnings (Net
				Distributions to	Retained
				Ceridian in Excess	Earnings	Common	Accumulated	Total
	Number of		Additional	of Accumulated	Subsequent	Stock	Other	Stockholders’
	Shares	Common	Paid-in	Earnings) Prior to	To	Held in	Comprehensive	Equity
	Outstanding	Stock	Capital	Spin-off	Spin-off	Treasury	Income (Loss)	(Deficit)

Balance at December 31, 1999	—	$—	$—	$6,464	$—	$—	$103	$6,567
Net income	—	—	—	45,263	—	—	—	45,263
Other comprehensive income (loss)
Net change in foreign currency translation	—	—	—	—	—	—	(272)	(272)
Change in additional minimum pension liability — non-qualified plan	—	—	—	—	—	—	30	30
Distributions to Ceridian, net	—	—	—	(18,366)	—	—	—	(18,366)

Balance at December 31, 2000	—	—	—	33,361	—	—	(139)	33,222
Capitalization of Arbitron in connection with the Spin-off	29,153	16,166	58,333	(72,910)	—	(1,589)	—	—
Net income	—	—	—	16,295	20,167	—	—	36,462
Other comprehensive income (loss)
Net change in foreign currency translation	—	—	—	—	—	—	24	24
Change in additional minimum pension liability — non-qualified plan	—	—	—	—	—	—	(285)	(285)
Change in unrealized loss on interest rate swap	—	—	—	—	—	—	(4,311)	(4,311)
Income tax benefit	—	—	—	—	—	—	1,631	1,631
Distributions to Ceridian, net	—	—	—	(236,892)	—	—	—	(236,892)
Common stock issued	49	—	788	—	—	24	—	812
Tax benefit from stock option exercises and other plans	—	—	228	—	—	—	—	228

Balance at December 31, 2001	29,202	16,166	59,349	(260,146)	20,167	(1,565)	(3,080)	(169,109)
Net income	—	—	—	—	42,755	—	—	42,755
Other comprehensive income (loss)
Net change in foreign currency translation	—	—	—	—	—	—	246	246
Change in additional minimum pension liability — qualified plan	—	—	—	—	—	—	(3,026)	(3,026)
Change in additional minimum pension liability — non-qualified plan	—	—	—	—	—	—	84	84
Change in unrealized loss on interest rate swap	—	—	—	—	—	—	15	15
Income tax benefit	—	—	—	—	—	—	1,138	1,138
Adjustments to distributions from Ceridian	—	—	—	17,276	—	—	—	17,276
Common stock issued	409	2	7,690	—	—	202	—	7,894
Tax benefit from stock option exercises and other plans	—	—	2,148	—	—	—	—	2,148

Balance at December 31, 2002	29,611	$16,168	$69,187	$(242,870)	$62,922	$(1,363)	$(4,623)	$(100,579)

      See notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2002, 2001 and 2000
(Dollars in thousands)

	2002	2001	2000

Cash flows from operating activities
Net income	$42,755	$36,462	$45,263
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	3,177	2,410	1,845
Other amortization	1,192	2,616	2,395
Loss on asset disposals	119	630	26
Deferred income taxes	22,905	21,574	765
Equity in net income of affiliate	(5,627)	(4,285)	(3,397)
Distributions from affiliate	5,100	4,200	2,875
Bad debt expense (recoveries)	294	217	(134)
Tax benefit from stock option exercises and stock purchase plans	2,148	228	—
Changes in operating assets and liabilities, net of effects of business acquisition
Trade accounts receivable	(1,268)	(108)	(491)
Prepaid expenses and other assets	2,475	708	(156)
Accounts payable	(834)	(3,523)	2,532
Accrued expense and other current liabilities	3,908	5,227	1,472
Deferred revenue	1,715	4,481	3,563
Other noncurrent liabilities	(1,733)	(449)	(5,417)

Net cash provided by operating activities	76,326	70,388	51,141

Cash flows from investing activities
Additions to property and equipment	(6,779)	(6,531)	(1,960)
Business acquisitions, net of cash received	(15,600)	(13,274)	—
Proceeds from disposal of property and equipment	—	60	16

Net cash used in investing activities	(22,379)	(19,745)	(1,944)

Cash flows from financing activities
Proceeds from stock option issuances and stock purchase plans	7,894	812	—
Proceeds from issuance of long-term debt	—	250,000	—
Payment of long-term debt	(40,000)	(45,000)	—
Payment of deferred financing costs	—	(3,010)	—
Net cash distributions to Ceridian	—	(235,958)	(47,766)

Net cash used in financing activities	(32,106)	(33,156)	(47,766)

Effect of exchange rates on cash	211	16	(146)

Net increase in cash and cash equivalents	22,052	17,503	1,285
Cash and cash equivalents at beginning of year	21,043	3,540	2,255

Cash and cash equivalents at end of year	$43,095	$21,043	$3,540

See notes to consolidated financial statements.

ARBITRON INC.

Notes to Consolidated Financial Statements

1.     Description of Business and Basis of Presentation

     Description of Business

      Arbitron Inc. (“Arbitron” or the “Company”) is an international media and marketing research firm serving radio and other broadcasters, cable companies, advertisers and advertising agencies in the United States, Mexico and Europe.

      Arbitron Inc. currently has four core services: measuring radio audiences in local markets in the United States and Mexico; providing application software used for accessing and analyzing media audience and marketing information data; measuring national radio audiences and the audience size of network radio programs and commercials and providing qualitative survey research services to the radio, cable, broadcast television, outdoor and out of home media, magazine, newspaper and online industries.

     Basis of Presentation

      Arbitron Inc. was formerly known as Ceridian Corporation (“Ceridian”). Prior to March 31, 2001, Ceridian, a publicly traded company, had as its principal lines of business the human resource service businesses, the Comdata business, which provided transaction processing and regulatory compliance services for the transportation industry, and the radio audience measurement business.

      On March 30, 2001, Ceridian completed a reverse spin-off, which is referred to as the “spin-off.” In connection with the spin-off, the assets and liabilities associated with the human resource service businesses and Comdata subsidiaries were transferred to a newly formed company named “New Ceridian.” The radio audience measurement business stayed with Ceridian. Ceridian then distributed the stock of New Ceridian to all of Ceridian’s existing stockholders. As a result, New Ceridian is now a separate publicly traded corporation. In connection with the spin-off, Ceridian changed its name to Arbitron Inc. and effected a one-for-five reverse stock split, and New Ceridian changed its name to Ceridian Corporation. Because of the relative significance of the businesses transferred to New Ceridian, New Ceridian was considered the accounting successor to Ceridian for financial reporting purposes.

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

      For periods ended prior to the spin-off, the Company’s financial statements reflected the combined financial position and results of operations of Arbitron (The Arbitron Company and Tapscan Worldwide, each of which was a division of Ceridian, and CSW Research Limited and Ceridian Infotech (India) Private Limited, each of which was a wholly owned subsidiary of Ceridian).

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

ARBITRON INC.

Notes to Consolidated Financial Statements — Continued

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

     Property and Equipment

      Property and equipment are recorded at cost and depreciated or amortized on a straight-line basis over the estimated useful lives of the assets, which are as follows:

Computer equipment	3 years
Purchased software and development costs	3 – 5 years
Leasehold improvements	Useful life or life of lease
Machinery, furniture and fixtures	3 – 6 years

      Repairs and maintenance are charged to expense as incurred. Gains and losses on dispositions are included in the consolidated results of operations at the date of disposal.

      The Company capitalizes purchased software which is ready for service, and development costs incurred from the time of technological feasibility until the software is ready for use. Capitalized costs are amortized on a straight-line basis over three to five years, but not exceeding the expected life of the software. Computer software maintenance costs are expensed as incurred.

     Investments in Affiliate

      Investments in affiliate are accounted for using the equity method where the Company has an ownership interest of 50% or less and the ability to exercise significant influence or has a majority ownership interest but does not have the ability to exercise effective control.

     Goodwill and Other Intangibles

      Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002, with the exception of a provision for acquisitions occurring after June 30, 2001, which was adopted on July 1, 2001. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

      Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 10 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. All other intangible assets were amortized on a straight-line basis over periods ranging up to six years.

ARBITRON INC.

Notes to Consolidated Financial Statements — Continued

     Impairment of Long-Lived Assets

      In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

      Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

     Income Taxes

      Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

     Derivatives

      The Company accounts for derivative financial instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity (as amended by SFAS No. 138). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. These fair value adjustments are to be included either in the determination of net income or as a component of other comprehensive income, depending on the purpose for the derivative transaction. The Company adopted SFAS No. 133, as amended, on January 1, 2001. The effect of adoption on the Company’s consolidated financial statements was not material.

      On the date a derivative contract is entered into, the Company designates the derivative as a fair value hedge, a cash flow hedge or a foreign currency hedge. The Company formally documents relationships between hedging instruments and hedged items, as well as the risk management objectives and strategies for undertaking hedge transactions. The Company also assesses, both at inception, and on an ongoing basis, whether derivatives that are used in hedging transactions are highly effective in mitigating the identified risks.

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

ARBITRON INC.

Notes to Consolidated Financial Statements — Continued

     Stock-Based Compensation

      The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied, using a Black-Scholes model, to all outstanding and unvested awards in each period (Dollars in thousands, except per share data):

	2002	2001	2000

Net income as reported	$42,755	$36,462	$45,263
Less: Stock-based compensation expense determined under fair value method, net of tax	4,213	4,372	1,456
Pro forma net income	$38,542	$32,090	$43,807
Pro forma diluted net income per weighted average common share as reported	$1.42	$1.24	$1.54
Pro forma diluted net income per weighted average common share	$1.27	$1.10	$1.49
Weighted-average assumptions:
Expected lives in years	4	4	4
Expected volatility	24.8%	28.5%	40.4%

     Net Income and Pro Forma Net Income per Weighted Average Common Share

      The computations of pro forma basic and diluted net income per weighted average common share for the year ended December 31, 2001 are based upon Ceridian’s weighted average number of shares of Ceridian common stock and potentially dilutive securities outstanding for the three months ended March 31, 2001, and Arbitron’s weighted average shares of common stock and potentially dilutive securities outstanding for the nine months ended December 31, 2001. For the year ended December 31, 2000, the pro forma net income per weighted average common share computations are based entirely upon Ceridian’s weighted average number of shares of Ceridian common stock and potentially dilutive securities outstanding.

      Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period. Options totaling 529,233 in 2002, 447,243 in 2001 and 1,149,481 in 2000, were not included in the computation of pro forma diluted net income per common share because the options’ exercise prices exceeded the average market price of the Company’s common stock.

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

ARBITRON INC.

Notes to Consolidated Financial Statements — Continued

comprehensive income and accumulated other comprehensive loss in stockholders’ equity (deficit). Gains and losses from translation of assets and liabilities denominated in other than the functional currency of the operation are recorded in income as incurred.

     Advertising Expense

      The Company recognizes advertising expense the first time advertising takes place. Advertising expense for the years ended December 31, 2002, 2001 and 2000 was $1.5 million, $2.0 million, and $1.3 million, respectively.

     Accounting Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment; valuation allowances for receivables, deferred income tax assets; valuation of derivative instruments; and assets and obligations related to employee benefits. Actual results could differ from those estimates.

3.     Purchase Acquisition

      On July 2, 2001, Arbitron acquired all of the assets and assumed certain liabilities of the radio network audience measurement service business of Statistical Research, Inc. (“SRI”), known as Radios All Dimension Audience Research (“RADAR®”), a registered trademark of Arbitron. The RADAR service measures national radio audiences and the audience size of network radio programs and commercials. The primary reason for the acquisition was to gain entry into the network radio measurement business.

      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisition of RADAR (Dollars in thousands):

Trade accounts receivable	$457
Property and equipment	70
Intangible assets	2,210
Goodwill	22,455

Total assets acquired	25,192
Deferred revenue	(675)

Net assets acquired	$24,517

      Acquired intangible assets consist of $2.1 million assigned to computer software and $0.1 million assigned to a non-compete covenant each with a five-year useful life.

      In accordance with SFAS No. 142, the $22.5 million of goodwill resulting from the RADAR acquisition was not amortized. Rather, the goodwill was evaluated for impairment in 2002 and will be evaluated annually thereafter. For the year ended December 31, 2002, Arbitron expects to deduct RADAR goodwill amortization in the amount of $1.2 million for income tax purposes.

ARBITRON INC.

Notes to Consolidated Financial Statements — Continued

4.     Investments in Affiliate

      Investments in affiliate consist of the Company’s 50.5% interest in Scarborough Research Group (“Scarborough”), a syndicated, qualitative local market research partnership, accounted for using the equity method of accounting.

      Under the Scarborough partnership agreement, the Company has the exclusive right to license Scarborough’s services to radio stations, cable companies, and outdoor media, and a nonexclusive right to license Scarborough’s services to advertising agencies and advertisers. The Company pays a royalty fee to Scarborough based on a percentage of revenues. Royalties of approximately $17.1 million, $14.2 million and $11.8 million for 2002, 2001 and 2000, respectively, are included in cost of revenue in the Company’s consolidated statements of income. Accrued royalties due to Scarborough as of December 31, 2002 and 2001 of $2.0 million and $1.7 million, respectively, are included in accrued expenses and other current liabilities in the consolidated balance sheets.

      Scarborough’s revenue was $43.7 million, $40.3 million and $35.9 million in 2002, 2001 and 2000, respectively. The Company’s equity in net income of Scarborough was $5.6 million, $4.3 million and $3.4 million in 2002, 2001 and 2000, respectively. The Company received distributions from Scarborough in 2002, 2001 and 2000 of $5.1 million, $4.2 million and $2.9 million, respectively.

5. Property and Equipment

      Property and equipment as of December 31, 2002 and 2001 consist of the following (Dollars in thousands):

	2002	2001

Computer equipment	$12,090	$10,267
Purchased software and development costs	9,089	5,803
Leasehold improvements	7,325	6,200
Machinery, furniture and fixtures	3,902	3,263

	32,406	25,533
Accumulated depreciation and amortization	(20,036)	(16,683)

Property and equipment, net	$12,370	$8,850

      Depreciation and amortization expense for 2002, 2001 and 2000 was $3.2 million, $2.4 million and $1.8 million, respectively.

6.     Goodwill

      SFAS No. 142, Goodwill and Other Intangible Assets, was adopted on January 1, 2002, with the exception of a provision for acquisitions occurring after June 30, 2001, which was adopted on July 1, 2001. Under SFAS No. 142, the Company is no longer amortizing goodwill, rather goodwill is measured for impairment on an annual basis under the guidance set forth in the standard. During 2002, the Company tested its goodwill in accordance with the standard and concluded no impairment charge was required.

      Intangible assets with finite lives are being amortized to expense over their estimated useful lives. As of December 31, 2002, the Company’s intangible assets with finite lives had a weighted average useful life of five years. As of December 31, 2002, the Company has no intangible assets with indefinite useful lives.

ARBITRON INC.

Notes to Consolidated Financial Statements — Continued

      Changes in goodwill for the years ended December 31, 2002 and 2001 were as follows (Dollars in thousands):

	2002	2001

Beginning of year balance	$28,937	$12,160
Additions related to RADAR	4,000	18,455
Amortization	—	(1,678)

End of year balance	$32,937	$28,937

      The following information presents the results of operations of the Company as if SFAS No. 142 had been adopted on January 1, 2000 (Dollars in thousands, except per share data):

	2002	2001	2000

Net income, as reported	$42,755	$36,462	$45,263
Goodwill amortization	—	1,704	1,704

Net income, adjusted	$42,755	$38,166	$46,967

Net income and pro forma net income per weighted average common share
Basic net income per share:
As reported	$1.45	$1.25	$1.56
Goodwill amortization	—	0.06	0.06

Adjusted	$1.45	$1.31	$1.62

Diluted net income per share:
As reported	$1.42	$1.24	$1.54
Goodwill amortization	—	0.05	0.06

Adjusted	$1.42	$1.29	$1.60

7.     Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities as of December 31, 2002 and 2001 consist of the following (Dollars in thousands):

	2002	2001

Employee compensation and benefits	$12,394	$9,936
Federal and state income taxes	7,999	272
Royalties due to Scarborough	1,984	1,677
Interest	854	1,097
Sales and value added taxes	709	617
Other	768	1,998

	$24,708	$15,597

ARBITRON INC.

Notes to Consolidated Financial Statements — Continued

8.     Long-term Debt

      Long-term debt as of December 31, 2002 and 2001 consists of the following (Dollars in thousands):

	2002	2001

Senior fixed rate notes	$50,000	$50,000
Revolving credit facility	115,000	155,000

	$165,000	$205,000

      On January 31, 2001, the Company entered into a $225.0 million five-year revolving credit agreement with a consortium of banks (“Credit Facility”). On March 29, 2001, in connection with the spin-off, $200.0 million was drawn on the Credit Facility and distributed to Ceridian.

      The Credit Facility has two borrowing options, a Eurodollar rate option or a base rate option, as defined in the agreement. Under the Eurodollar option, the Company may elect interest periods of one, two, three or six months at the inception date and each renewal date. Borrowings under the Eurodollar option bear interest at the London Interbank Offered Rate (LIBOR) plus a margin of 2.00% to 2.75%. Borrowings under the base rate option bear interest at the higher of the lead lender’s prime rate or the Federal Funds rate plus 50 basis points, plus a margin of .50% to 1.25%. The specific margins, under both options, are determined based on the Company’s ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio), and is adjusted every ninety days. The agreement contains a commitment fee provision whereby the Company is charged a fee, ranging from .375% to .550%, applied to the unused portion of the facility. Under the terms of the Credit Facility, the Company is required to maintain certain other financial ratios, in addition to the leverage ratio, and meet other financial conditions. The agreement limits, among other things, the Company’s ability to buy or sell assets, incur additional indebtedness, grant or incur liens on its assets, repay indebtedness other than the Credit Facility, make investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations. The agreement prohibits the payment of cash dividends through March 2003. The interest rate on the credit facility borrowings outstanding as of December 31, 2002 was 7.27%.

      Upon consummation of the spin-off, the Company issued $50.0 million of senior secured notes due January 31, 2008, and distributed the proceeds to Ceridian. The notes bear interest at a fixed rate of 9.96%. The senior secured notes agreement contains covenants similar to the Credit Facility. The agreement also contains a make-whole provision that applies in the event of prepayment of principal.

      If a default occurs under the borrowings, the lenders under Arbitron’s secured senior notes and secured credit facility could proceed against the lenders’ collateral, which includes a first priority lien on substantially all of the assets of Arbitron and its domestic subsidiaries and a pledge of the capital stock of all of its domestic subsidiaries and of 65 percent of the capital stock of its foreign subsidiaries. In addition, a default may result in higher rates of interest and the inability to obtain additional capital.

      Interest paid in 2002 and 2001 on the Credit Facility and the senior secured notes was $16.1 million and $17.1 million, respectively.

      The unused portion of the Credit Facility was $70.1 million as of December 31, 2002. However, at the end of March 2003, the commitment will be reduced by $25.0 million in accordance with a mandatory commitment reduction provision and will be reduced by approximately $32.6 million in accordance with an excess cash flow provision.

      Annual maturities of the Company’s long term debt based on projected commitment reductions is $12.4 million in 2004; $25.0 million in 2005; $77.6 million in 2006; $0 in 2007 and $50.0 million in 2008. As of December 31, 2002, the Company had outstanding letters of credit of $0.1 million.

ARBITRON INC.

Notes to Consolidated Financial Statements — Continued

9.     Interest Rate Swap

      The Company entered into an interest rate swap agreement effective on March 29, 2001 to hedge its exposure to fluctuations in interest rates relating to its outstanding variable rate debt. The contract’s notional amount was $200.0 million at inception, and declines each quarter over the life of the contract in proportion to the Company’s estimated outstanding balance on its revolving credit agreement. Under the terms of the contract, the Company pays a fixed rate of 5.02% and receives LIBOR, which resets every 90 days. The contract matures on March 31, 2005. The interest rate swap agreement was designated as a cash flow hedge, and was designed to be entirely effective by matching the terms of the swap agreement with the debt. The base rate for both the variable rate debt and the swap is LIBOR and the instruments have the same renewal dates over the lives of the instruments. The fair value of the cash flow hedge was recorded as a non-current liability and the offsetting unrealized loss was recorded in accumulated other comprehensive loss as of December 31, 2002.

      The Company’s risk-management objective for entering into the interest rate swap was to mitigate its exposure to interest rate risk. The Company’s initial strategy was to lock into a fixed rate of interest with a pay-fixed, receive-variable interest rate swap, thereby hedging exposure to the variability in future cash flows.

      Effective December 31, 2001, the Company modified its interest rate swap agreement in order to reduce the notional amount of the swap by $10.0 million for the remaining life of the swap. The other terms of the swap agreement were not modified. Concurrent with the swap modification, the Company retired $10.0 million of debt. As a result of the swap modification and debt retirement, the Company realized a loss of $0.2 million which was recorded as interest expense in the 2001 consolidated statement of income.

10.     Comprehensive Income

      The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, changes in additional minimum pension liabilities and changes in unrealized gains and losses on interest rate swap agreements.

      The components of comprehensive income for the years ended December 31, 2002, 2001 and 2000 are as follows (Dollars in thousands):

	2002	2001	2000

Net income	$42,755	$36,462	$45,263
Other comprehensive income (loss)
Change in foreign currency translation adjustment	246	24	(272)
Change in unrealized loss on interest rate swap	15	(4,311)	—
Change in additional minimum pension liabilities	(2,942)	(285)	30
Income tax benefit	1,138	1,631	—

Comprehensive income	$41,212	$33,521	$45,021

ARBITRON INC.

Notes to Consolidated Financial Statements — Continued

      The components of accumulated other comprehensive loss as of December 31, 2002 and 2001 are as follows (Dollars in thousands):

	2002	2001

Foreign currency translation adjustment	$(70)	$(316)
Unrealized loss on interest rate swap	(4,296)	(4,311)
Additional minimum pension liability	(3,026)	(84)
Income tax benefit	2,769	1,631

	$(4,623)	$(3,080)

11.     Commitments and Contingencies

     Leases

      Arbitron conducts all of its operations in leased facilities and leases certain equipment which have minimum lease obligations under noncancelable operating leases. Certain of these leases contain rent escalations based on specified percentages. Most of the leases contain renewal options and require payments for taxes, insurance and maintenance. Rent expense is charged to operations as incurred except for escalating rents, which are charged to operations on a straight-line basis over the life of the lease. Rent expense was $8.4 million, $8.2 million and $7.2 million in 2002, 2001 and 2000, respectively.

      Future minimum lease commitments under noncancelable operating leases having an initial term of more than one year, are as follows (Dollars in thousands):

2003	$7,376
2004	6,978
2005	5,884
2006	6,259
2007	3,269
Thereafter	13,934

$43,700

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

12.     Income Taxes

      For periods prior to the spin-off, the Company’s results were included in Ceridian’s consolidated income tax filings.

      The provision for income taxes is based on income recognized for consolidated financial statement purposes and includes the effects of permanent and temporary differences between such income and that recognized for income tax return purposes. As a result of the spin-off, deferred tax assets consisting of net

ARBITRON INC.

Notes to Consolidated Financial Statements — Continued

operating loss and credit carryforwards were transferred from Ceridian to Arbitron, along with temporary differences related to the Arbitron business. During 2002, a final adjustment of $17.3 million, primarily related to increased net operating loss carryforwards, was made increasing the deferred tax asset Arbitron received. This adjustment is reflected as a distribution from Ceridian in the Consolidated Statement of Stockholders’ Equity (Deficit) for the year ended December 31, 2002. The net operating loss carryforwards will expire in various amounts from 2004 to 2022. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

      The components of income before income tax expense and income tax expense and a reconciliation of the statutory federal income tax rate to the income tax rate on income before income tax expense for the years ended December 31, 2002, 2001 and 2000 are as follows (Dollars in thousands):

	2002	2001	2000

Income before income tax expense:
U.S.	$69,591	$60,181	$75,718
International	(71)	86	(903)

Total	$69,520	$60,267	$74,815

Income tax expense:
Current:
U.S.	$2,188	$1,231	$24,333
State and other	1,672	1,000	4,454

	3,860	2,231	28,787

Deferred:
U.S.	21,304	19,483	690
State and other	1,601	2,091	75

Total	22,905	21,574	765

	$26,765	$23,805	$29,552

U.S. statutory rate	35%	35%	35%

Income tax expense at U.S. statutory rate	$24,332	$21,093	$26,185
State income taxes, net of federal benefit	2,145	2,219	2,944
Meals and entertainment	260	214	463
Goodwill	—	315	122
Other	28	(36)	(162)

Income tax expense	$26,765	$23,805	$29,552

Effective tax rate	38.5%	39.5%	39.5%

ARBITRON INC.

Notes to Consolidated Financial Statements — Continued

      Temporary differences and the resulting deferred income tax assets as of December 31, 2002 and 2001 were as follows (Dollars in thousands):

	2002	2001

Deferred revenue	$18,478	$17,843
Tax credit carryforwards	—	5,260
Income tax benefit of other comprehensive loss	2,769	1,631
Depreciation	1,042	1,190
Accruals	836	614
State operating loss carryforwards	5,696	—
Other	536	1,804

	$29,357	$28,342

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which the temporary differences become deductible and before tax credits or net operating loss carryforwards expire. Management considered historical results of Arbitron during the previous three years and projected future taxable income and determined no valuation allowance was required at December 31, 2002 and 2001 except for state operating loss carryforwards, which are presented net of a valuation allowance of $8.2 million.

      Income taxes paid in 2002 and 2001 were $1.3 million and $1.8 million, respectively.

13.     Retirement Plans

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

     Pension Benefits

      Arbitron’s United States employees participate in a defined benefit pension plan that closed to new participants effective January 1, 1995. Assets of the plan consist principally of money market funds and do not include securities issued by Arbitron. Benefits under the plan for most employees are calculated using the final five year average salary of the employee. Employees participate in this plan by means of salary reduction contributions. Retirement plan funding amounts are based on independent consulting actuaries’ determination of the Employee Retirement Income Security Act of 1974 funding requirements.

      For 2002, due primarily to a drop in the discount rate and the effect of the plan’s investment experience at the measurement date on the valuation of plan assets, the accrued benefit obligation of the plan exceeded the fair value of plan assets. As a result, the prepaid pension cost related to this plan was reclassified to recognize the unfunded liability, with the remainder (net of income taxes and a small intangible asset amount) reported as a loss in accumulated other comprehensive income, which reduced stockholders’ equity. Additionally, the expected return on plan assets for 2003 has been lowered to 8%. Pension expense was $0.5 million and less than $0.1 million for 2002 and 2001, respectively, and net pension costs allocated by Ceridian were $0.1 million for 2000.

ARBITRON INC.

Notes to Consolidated Financial Statements — Continued

      The funded status of the plan as of September 30, 2002, and as of September 30, 2001, and change in funded status for the annual period ended September 30, 2002 and September 30, 2001 are shown in the accompanying table, along with the net periodic pension cost and assumptions used in calculations.

     Postretirement Benefits

      Arbitron provides health care benefits for eligible retired employees. These postretirement benefits are provided by several health care plans in the United States for both pre- and post-age 65 retirees. Employer contributions to these plans differ for various groups of retirees and future retirees. Employees hired before January 1, 1992 and retiring after that date may enroll in plans for which a company subsidy is provided through age 64. Employees hired on or after January 1, 1992 may enroll at retirement in various health care plans with no company subsidy.

      The Company’s postretirement benefit liability was $0.5 million as of December 31, 2002 and 2001. The Company’s postretirement benefit expense was $0.1 million and less than $0.1 million for 2002 and 2001, respectively. Net postretirement costs allocated by Ceridian totaled less than $0.1 million for 2000. The accompanying table presents the balances of and changes in the aggregate benefit obligation as of September 30, 2002 and 2001 and the components of net periodic postretirement benefit cost. The plan is unfunded.

ARBITRON INC.

Notes to Consolidated Financial Statements — Continued

	Defined Benefit		Postretirement
	Pension Plan		Plan
	September 30,		September 30,

	2002	2001	2002	2001

	(Dollars in thousands)
Change in benefit obligation during the period
At beginning of period	$15,758	$12,453	$437	$335
Service cost	485	262	15	12
Interest cost	1,183	965	36	26
Plan participants’ contributions	315	400	1	—
Plan amendment	182	—	—	—
Actuarial loss	2,117	1,835	187	65
Benefits paid	(482)	(157)	(2)	(1)

At end of period	$19,558	$15,758	$664	$437

Change in fair value of plan assets
At beginning of period	$13,984	$13,415	$—	$—
Actual return on plan assets	280	326	—	—
Employer contribution	783	—	1	1
Plan participants’ contributions	315	400	1	—
Benefits paid	(482)	(157)	(2)	(1)

At end of period	$14,880	$13,984	$—	$—

Funded status of plan
Funded status	$(4,678)	$(1,774)	$(674)	$(437)
Unrecognized net actuarial loss (gain)	6,561	3,534	128	(59)
Unrecognized prior service cost	160	37	—	—
Intangible asset	(160)	—	—	—
Amount included in comprehensive income	(3,026)	—	—	—

Net asset (liability)	$(1,143)	$1,797	$(546)	$(496)

Net periodic cost
Service cost of benefits	$485	$262	$15	$12
Interest cost	1,183	965	36	26
Expected return on plan assets	(1,411)	(1,231)	—	—
Amortization of net actuarial loss (gain)	221	—	—	(8)
Amortization of prior service cost	59	42	—	—

Total	$537	$38	$51	$30

Weighted-average assumptions
Discount rate
Components of cost	7.25%	7.75%	7.25%	7.75%
Benefit obligations	6.75%	7.25%	6.75%	7.25%
Expected return on plan assets	9.50%	9.50%	—	—

ARBITRON INC.

Notes to Consolidated Financial Statements — Continued

      The assumed health care cost trend rate used in measuring the postretirement benefit obligation is 9.15% for pre-age 65 and post-age 65 in 2002, with pre-age and post-age 65 rates declining to an ultimate rate of 5.75% in 2007. A one-percent change in this rate would change the benefit obligation by approximately $0.1 million and the aggregate service and interest cost by less than $0.1 million.

     Supplemental Retirement

      Arbitron also sponsors two nonqualified supplemental retirement plans. The projected benefit obligation at September 30, 2002 and 2001 was $1.1 million and $0.8 million, respectively. Net periodic pension costs were less than $0.1 million for 2002 and approximately $0.2 million for 2001 and 2000. As of December 31, 2002 and 2001, prepaid pension costs of $0.5 million and $0.4 million, respectively, held in benefit protection trusts are included in other noncurrent assets in the consolidated balance sheets. The change in additional minimum liability for the years ended December 31, 2002 and 2001, was ($0.1 million) and $0.1 million, respectively.

     401(k) Plan

      Arbitron employees also participate in a defined contribution plan that is sponsored by the Company. The plan generally provides for employee salary deferral contributions of up to 17% of eligible employee compensation. Under the terms of the plan, Arbitron contributes a matching contribution of 50% up to a maximum of 3% to 6% of eligible employee compensation. The employer may also make an additional discretionary matching contribution of 30% up to a maximum of 3% to 6% of eligible employee compensation. Arbitron’s costs with respect to its contributions to the defined contribution plan were $1.4 million, $1.5 million and $1.1 million in 2002, 2001 and 2000, respectively.

14.     Stock Based Compensation

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

      Effective with the spin-off, the Company has two stock incentive plans (“SIP”) from which awards of stock options, restricted stock awards and performance unit awards are granted to eligible participants: the 1999 SIP, which was approved by the Company’s shareholders, and the 2001 SIP, which was not approved by the Company’s shareholders. Eligible participants in the 1999 and 2001 SIPs include all employees of the Company and any non-employee director, consultant and independent contractor of the Company. Stock options awarded under the 1999 and 2001 SIPs generally vest annually over a three-year period, have five-year terms and have an exercise price that may not be less than the fair market value of the underlying stock at the date of grant. As of December 31, 2002, shares available for grant were 456,884 and 308,489 under the 1999 and 2001 SIPs, respectively.

ARBITRON INC.

Notes to Consolidated Financial Statements — Continued

      Stock option activity and options outstanding for the years ended December 31, 2002, 2001 and 2000 were as follows:

			Weighted
	Exercise price		average exercise
	per share	Outstanding	price of options

Options in Ceridian stock, December 31, 1999	$3.76 - $29.75	1,845,427	$20.93
Granted	16.00 - 27.88	18,500	24.35
Exercised	16.38 - 21.25	(26,584)	19.46
Canceled	12.50 - 29.75	(118,815)	24.03

Options in Ceridian stock, December 31, 2000	$3.76 - $35.63	1,718,528	$20.78

Exercised	4.51 - 14.99	(6,162)	15.87
Canceled	20.88 - 32.86	(19,144)	22.76
Spin-off adjustment	4.43 - 42.71	95,233	—

Options in Arbitron stock, March 31, 2001	$4.43 - $42.71	1,788,455	$24.55

Granted	20.88 - 26.15	2,030,607	21.62
Exercised	4.43 - 25.03	(35,050)	14.49
Canceled	4.55 - 32.86	(82,332)	24.54

Options in Arbitron stock, December 31, 2001	$5.88 - $42.71	3,701,680	$22.89

Granted	30.23 - 37.02	546,024	34.67
Exercised	5.88 - 32.86	(375,415)	18.95
Canceled	14.21 - 34.61	(49,006)	23.62

Options in Arbitron stock, December 31, 2002	$8.62 - $42.71	3,823,283	$24.95

      Weighted average characteristics of outstanding and exercisable stock options by exercise price range as of December 31, 2002 were as follows:

	Outstanding Options			Exercisable Options

		Average	Weighted		Weighted
		remaining	average		average
Range of	Number of	contractual	exercise	Number of	exercise
exercise price	options	life	price	options	price

$ 8.62 – $20.93	171,131	1.7	$14.32	163,328	$14.02
20.94 – 21.61	1,655,519	3.26	21.19	513,213	21.22
21.62 – 26.47	992,696	5.17	24.47	914,365	24.57
26.48 – 42.71	1,003,937	5.18	33.44	521,406	32.48

$ 8.62 – $42.71	3,823,283	4.19	$24.95	2,112,312	$24.90

      The Company’s Employee Stock Purchase Plan (“ESPP”) provides for the issuance of up to 3,000,000 shares of newly issued or treasury common stock of Arbitron. The purchase price of the stock to ESPP participants is 85% of the lesser of the fair market value on either the first day or the last day of the applicable three-month offering period.

ARBITRON INC.

Notes to Consolidated Financial Statements — Continued

      The estimated fair value of stock option grants and ESPP purchases is as follows:

Weighted Average Fair Values of Grants, Awards and Purchases

	2002		2001		2000

		Fair		Fair		Fair
	Shares	value	Shares	value	Shares	value

Stock option grants	546,024	$8.01	2,030,607	$6.58	18,500	$8.10
ESPP purchases	28,903	$4.04	14,312	$5.68	21,714	$5.00

15.     Related Party Transactions

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

      Certain expenses were allocated to Arbitron based on utilization of specific services or, where an estimate could not be determined, based on Arbitron’s revenue in proportion to Ceridian’s total revenue. Management believes these allocation methods were reasonable. However, the costs of these services and benefits charged to Arbitron were not necessarily indicative of the costs that would have been incurred if Arbitron had performed these services as a separate entity. Expense allocations from Ceridian reflected in the consolidated statements of income totaled $8.2 million in 2000.

16.     Significant Customers and Concentration of Credit Risk

      Arbitron’s quantitative radio audience measurement service and related software sales has generally accounted for approximately 87% of its revenue, the largest portion of which is provided to radio broadcasters. In recent years, a small number of enterprises have greatly expanded their holdings of United States radio broadcasters. As a result of this consolidation of United States radio broadcasters, Arbitron has two customers that individually represent 10% or more of its revenue. For the years 2002, 2001 and 2000, those customers represented 21% and 11%, 23% and 11%, and 22% and 10%, respectively, of the Company’s revenue. Certain contracts for one of these customers are due to be renewed in 2003. Although the industry consolidation has led to an increased concentration of Arbitron’s customer base, the Company believes that the consolidating enterprises are generally well financed companies with whom it has a good relationship. Arbitron routinely assesses the financial strength of its customers and has experienced only nominal losses on its trade accounts receivable.

17.     Financial Instruments

      Fair values of trade accounts receivable, accounts payable and the amount due to owners of acquired business approximate carrying values due to their short-term nature. The fair value of the senior secured notes as of December 31, 2002 and December 31, 2001 was $56.4 million and $51.7 million, respectively, and was estimated using a cash flow valuation model and available market data for securities with similar maturity dates. The fair value of the long-term revolving credit facility approximates its carrying value due to its floating interest rate, which resets quarterly. The interest rate swap is recorded at its fair value.

ARBITRON INC.

Notes to Consolidated Financial Statements — Continued

18.     Quarterly Information (Unaudited)

	Three months ended
					Year Ended
	March 31	June 30	September 30	December 31	December 31

	(Dollars in thousands, except per share data)
2002
Revenue	$65,902	$56,509	$69,560	$57,786	$249,757
Operating income	28,850	11,674	29,703	9,885	80,112
Net income	14,242	6,618	15,422	6,473	42,755
Net income per weighted average common share:
Basic	$0.49	$0.23	$0.52	$0.22	$1.45
Diluted	$0.48	$0.22	$0.51	$0.21	$1.42

2001
Revenue	$60,190	$50,264	$65,633	$51,447	$227,534
Operating income	28,407	9,864	27,589	5,401	71,261
Net income	16,295	4,714	12,856	2,597	36,462
Net income and pro forma net income per weighted average common share:
Basic	$0.56	$0.16	$0.44	$0.09	$1.25
Diluted	$0.56	$0.16	$0.43	$0.09	$1.24

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Biographical information of Directors and Executive Officers required by this item is included in the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed with the Securities and Exchange Commission (the “Commission”) not later than 120 days after the close of Arbitron’s fiscal year ended December 31, 2002.

      Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item is included in the Other Matters portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Arbitron’s fiscal year ended December 31, 2002.

ITEM 11.     EXECUTIVE COMPENSATION

      Information required by this item is included in the Election of Directors, Report of Compensation and Human Resources Committee and Executive Compensation sections of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Arbitron’s fiscal year ended December 31, 2002.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      In accordance with Instruction G(3) of Form 10-K, the information required by this Item is incorporated herein by reference to the Proxy Statement.

      The following table summarizes the equity compensation plans under which Arbitron Inc. common stock may be issued as of December 31, 2002.

Number of
securities
	Number of	Weighted-	remaining available
	securities to be	average exercise	for future issuance
	issued upon	price of	under equity
	exercise of	outstanding	compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected
	and rights	rights	in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,961,051	$25.08	456,884
Equity compensation plans not approved by security holders	602,230	$22.27	308,489

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required by this item is included in the Certain Relationships and Related Transactions portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Arbitron’s fiscal year ended December 31, 2002.

ITEM 14.     CONTROLS AND PROCEDURES

      Within the 90 days prior to the filing date of this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14, promulgated under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Documents filed as part of this report

(1) Financial Statements: The following financial statements, together with the report thereon of independent auditors, are included in this Report:

•	Report of Independent Public Accountants

•	Consolidated Balance Sheets as of December 31, 2002 and 2001

•	Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2002, 2001 and 2000

•	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

•	Notes to Consolidated Financial Statements for the years ended December 31, 2002, 2001 and 2000

(2) Exhibits:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation) (Filed as Exhibit 4.01 to Ceridian’s Registration Statement on Form S-8 (File No. 33-54379) and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation) (Filed as Exhibit 3 to Ceridian’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation) (Filed as Exhibit 3.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).
3.4	Certificate of Amendment to Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation) (Filed as an exhibit to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
3.5	First Amended and Restated Bylaws of Arbitron Inc., effective as of August 29, 2002 (Filed as Exhibit 3.1 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

Exhibit No.	Description

4.1	Specimen of Common Stock Certificate (Filed as an exhibit to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.1	Distribution Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.1 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).
10.2	Personnel Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.2 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).
10.3	Tax Matters Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.3 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).
10.4	Transition Services Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.4 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).
10.5	Sublease Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.5 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).
10.6	Credit Agreement, dated as of January 31, 2001, by and among Arbitron Inc. and the Lenders referred to therein and Bank of American, N.A., as administrative agent (Filed as an exhibit to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.7	Note Purchase Agreement, January 31, 2001, by and among Arbitron Inc. and the Note Holders referred to therein (Filed as an exhibit to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.8	Secured Subordinated Promissory Notes maturing January 31, 2008 of Arbitron Inc. (Filed as an exhibit to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.9	Subsidiary Guaranty, dated as of January 31, 2001, of Arbitron Holdings Inc. in favor of the Lenders referred to therein, the Swap Provider referred to therein and the Note Holders referred to therein (Filed as an exhibit to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.10	Arbitron Inc. 1999 Stock Incentive Plan (Filed as an exhibit to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.11	Form of Stock Option Award Agreement (Filed as an exhibit to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.12	Arbitron Inc. 2001 Broad Based Stock Incentive Plan (Filed as an exhibit to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).
10.13	Form of Customer Contract by and between Arbitron Inc. and Clear Channel Communications, Inc. (Filed as an exhibit to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

Exhibit No.	Description

10.14	Form of Customer Contract by and between Arbitron Inc. and Infinity Broadcasting Corp. (Filed as an exhibit to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.15	Executive Employment Agreement between Arbitron Inc. and Stephen B. Morris (Filed as an exhibit to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).
10.16	Amendment No. 1 to the Executive Employment Agreement between Arbitron Inc. and Stephen B. Morris (Filed as an exhibit to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.17	Amendment No. 2 to the Executive Employment Agreement between Arbitron Inc. and Stephen B. Morris (Filed as an exhibit to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.18	Form of Executive Retention Agreement (Filed as an exhibit to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
21	Subsidiaries of Arbitron Inc.
23	Consent of KPMG LLP.
24	Power of Attorney.
99.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Annual Report on Form 11-K for Arbitron Inc.’s 401(k) Plan for the year ended December 31, 2002.

*	Indicates management contract or compensatory plan required to be filed as an Exhibit.

      (b) Reports on Form 8-K

Arbitron filed a Current Report on Form 8-K on October 18, 2002 reporting the issuance of a press release reporting its 2002 third quarter financial results.

Arbitron filed a Current Report on Form 8-K on November 22, 2002 reporting the adoption of its 2002 Stockholder Rights Plan.

Arbitron filed a Current Report on Form 8-K on December 18, 2002 reporting the mailing to stockholders of the Summary of the Stockholder Rights Plan.

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

Date: March 21, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature		Title	Date

/s/ STEPHEN B. MORRIS Stephen B. Morris		Chief Executive Officer, President and Director (Principal Executive Officer)	March 21, 2003

/s/ WILLIAM J. WALSH William J. Walsh		Executive Vice President of Finance and Planning and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 21, 2003

* Erica Farber		Director

* Kenneth F. Gorman		Director

* Philip Guarascio		Director

* Larry E. Kittelberger		Director

* Luis B. Nogales		Director

* Lawrence Perlman		Director

* Richard A. Post		Director

*By:	/s/ DOLORES L. CODY Dolores L. Cody Attorney-in-Fact		March 21, 2003

FORM OF 302(a) CERTIFICATION

I, Stephen B. Morris, President and Chief Executive Officer of Arbitron Inc. certify that:

      1. I have reviewed this annual report on Form 10-K of Arbitron Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ STEPHEN B. MORRIS

Stephen B. Morris
President and Chief Executive Officer

FORM OF 302(a) CERTIFICATION

I, William J. Walsh, Executive Vice President of Finance and Planning and Chief Financial Officer of Arbitron Inc. certify that:

      1. I have reviewed this annual report on Form 10-K of Arbitron Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ WILLIAM J. WALSH

William J. Walsh
Executive Vice President of Finance and Planning
and Chief Financial Officer