Form 10-Q
period 2003-03-31
ARBITRON INC
filed 2003-05-08
CIK 109758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

     The registrant had 29,764,501 shares of common stock, par value $0.50 per share, outstanding as of April 30, 2003.

ARBITRON INC.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARBITRON INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,	December 31,
	2003	2002

	(unaudited)	(audited)
Assets

Current assets
Cash and cash equivalents	$55,250	$43,095
Trade accounts receivable, net of allowance for doubtful accounts of $1,080 in 2003 and $1,043 in 2002	19,409	20,509
Deferred income taxes	21,747	20,488
Prepaid expenses and other current assets	2,804	2,330

Total current assets	99,210	86,422

Investments in affiliate	6,989	10,249
Property and equipment, net	12,244	12,370
Goodwill, net	32,937	32,937
Other intangibles, net	2,033	2,371
Deferred income taxes	6,992	8,869
Other noncurrent assets	2,638	2,820

Total assets	$163,043	$156,038

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$3,705	$4,475
Accrued expenses and other current liabilities	29,940	24,708
Deferred revenue	48,992	54,746

Total current liabilities	82,637	83,929

Noncurrent liabilities
Long-term debt	155,000	165,000
Other noncurrent liabilities	7,251	7,688

Total liabilities	244,888	256,617

Stockholders’ equity (deficit)
Common stock, $0.50 par value, authorized 500,000 shares, issued 32,336 shares	16,168	16,168
Additional paid-in capital	71,361	69,187
Accumulated earnings (net distributions to Ceridian in excess of accumulated earnings) prior to spin-off	(242,870)	(242,870)
Retained earnings subsequent to spin-off	79,040	62,922
Common stock held in treasury, 2,626 shares and 2,725 shares, respectively	(1,313)	(1,363)
Accumulated other comprehensive loss	(4,231)	(4,623)

Total stockholders’ equity (deficit)	(81,845)	(100,579)

Total liabilities and stockholders’ equity (deficit)	$163,043	$156,038

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenue	$71,354	$65,902

Costs and expenses
Cost of revenue	19,989	18,316
Selling, general and administrative	13,975	12,677
Research and development	6,281	6,059

Total costs and expenses	40,245	37,052

Operating income	31,109	28,850

Proportionate share of net loss of affiliate	(1,259)	(1,245)

Income before interest and income tax expense	29,850	27,605
Interest income	188	138
Interest expense	3,615	4,586

Income before income tax expense	26,423	23,157
Income tax expense	10,305	8,915

Net income	$16,118	$14,242

Net income per weighted average common share
Basic	$0.54	$0.49
Diluted	$0.53	$0.48

Weighted average common shares used in calculations
Basic	29,639	29,215
Potentially dilutive securities	537	634

Diluted	30,176	29,849

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities
Net income	$16,118	$14,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	889	693
Other amortization	338	290
Loss on disposals of property and equipment	41	—
Deferred income taxes	354	7,871
Proportionate share of net loss of affiliate	1,259	1,245
Distributions from affiliate	2,000	1,200
Bad debt expense	100	96
Tax benefit from stock option exercises	579	225
Changes in operating assets and liabilities
Trade accounts receivable	968	3,785
Prepaid expenses and other assets	(298)	193
Accounts payable	(763)	(1,764)
Accrued expenses and other current liabilities	5,258	(5,084)
Deferred revenue	(5,745)	(12,753)
Other noncurrent liabilities	262	90

Net cash provided by operating activities	21,360	10,329

Cash flows from investing activities
Additions to property and equipment	(812)	(2,302)
Payment for business acquisition	—	(4,000)

Net cash used in investing activities	(812)	(6,302)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	1,645	489
Repayment of long-term debt	(10,000)	(10,000)

Net cash used in financing activities	(8,355)	(9,511)

Effect of exchange rate changes on cash	(38)	(35)

Net increase (decrease) in cash and cash equivalents	12,155	(5,519)

Cash and cash equivalents at beginning of period	43,095	21,043

Cash and cash equivalents at end of period	$55,250	$15,524

See notes to consolidated financial statements.

ARBITRON INC.
Notes to Consolidated Financial Statements
March 31, 2003
(unaudited)

1.   Basis of Presentation and Consolidation

Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“the U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered for fair presentation have been included. Certain amounts in the financial statements for prior periods have been restated to conform with the current period’s presentation. The consolidated balance sheet as of December 31, 2002 was derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Arbitron Inc. (the “Company” or “Arbitron”) Annual Report on Form 10-K for the year ended December 31, 2002.

Consolidation

     The consolidated financial statements of Arbitron reflect the consolidated financial position, results of operations and cash flows of Arbitron Inc. and its subsidiaries: Arbitron Holdings Inc., Ceridian Infotech (India) Private Limited, CSW Research Limited and Euro Fieldwork Limited.

2.   Pro Forma Disclosures of Stock Based Compensation

     The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period (In thousands, except per share data):

ARBITRON INC.
Notes to Consolidated Financial Statements – Continued
March 31, 2003
(unaudited)

2.   Pro Forma Disclosures of Stock Based Compensation — Continued

	Three Months Ended
	March 31,

	2003	2002

Net income, as reported	$16,118	$14,242
Less: Stock-based compensation expense determined under fair value method, net of tax	870	792

Pro forma net income	$15,248	$13,450

Diluted net income per weighted average common share, as reported	$0.53	$0.48
Pro forma diluted net income per weighted average common share	$0.49	$0.45

Options granted to employees	24	20
Weighted-average exercise price	$32.07	$31.96
Weighted-average fair value	$6.43	$7.02
Weighted-average assumptions:
Expected lives in years	4	4
Expected volatility	25.8%	24.8%
Expected dividend rate	—	—
Risk-free interest rate	2.75%	2.75%

3.   Long-term Debt

     Long-term debt consists of the following (Dollars in thousands):

	March 31,	December 31,
	2003	2002

Senior fixed rate notes	$50,000	$50,000
Long-term revolving credit facility	105,000	115,000

	$155,000	$165,000

     On January 31, 2001, the Company entered into a $225.0 million five-year revolving credit agreement with a consortium of banks (“Credit Facility”). On March 29, 2001, in connection with the spin-off, $200.0 million was drawn on the Credit Facility and distributed to Ceridian.

     The Credit Facility has two borrowing options, a Eurodollar rate option or a base rate option, as defined in the agreement. Under the Eurodollar option, the Company may elect interest periods of one, two, three or six months at the inception date and each renewal date. Borrowings under the Eurodollar option bear interest at the London Interbank Offered Rate (LIBOR) plus a margin of 2.00% to 2.75%. Borrowings under the base rate option bear interest at the higher of the lead lender’s prime rate or the Federal Funds rate plus 50 basis points, plus a margin of .50% to 1.25%. The specific margins, under both options, are determined based on the Company’s ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio), and are adjusted every 90 days. The agreement contains a commitment fee provision whereby the Company is charged a fee, ranging from .375% to .550%, applied to the unused portion of the facility. Under the terms of the Credit Facility, the Company is required to maintain certain other financial ratios, in addition to the leverage ratio, and meet other

ARBITRON INC.
Notes to Consolidated Financial Statements — Continued
March 31, 2003
(unaudited)

3.   Long-term Debt — Continued

financial conditions. The agreement limits, among other things, the Company’s ability to buy or sell assets, incur additional indebtedness, grant or incur liens on its assets, repay indebtedness other than the Credit Facility, make investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations. The interest rate on the credit facility borrowings outstanding as of March 31, 2003 was 7.15%.

     Arbitron’s commitment under its revolving Credit Facility, which was $225.0 million at inception, was reduced to $185.2 million and $127.6 million on April 1, 2002 and March 31, 2003, respectively, in accordance with the mandatory commitment reduction and excess cash flow provisions. Available borrowings under the Credit Facility were $22.5 million as of March 31, 2003.

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

4.   Interest Rate Swap

     The Company entered into an interest rate swap agreement effective on March 29, 2001 to hedge its exposure to fluctuations in interest rates relating to its outstanding variable rate debt. The contract’s notional amount was $200.0 million at inception and declines each quarter over the life of the contract in proportion to the Company’s estimated outstanding balance on its revolving credit agreement. Under the terms of the contract, the Company pays a fixed rate of 5.02% and receives LIBOR, which resets every 90 days. The contract matures on December 31, 2004. The interest rate swap agreement was designated as a cash flow hedge, and was designed to be entirely effective by matching the terms of the swap agreement with the debt. The base rate for both the variable rate debt and the swap is LIBOR and the instruments have the same renewal dates over the lives of the instruments. The fair value of the cash flow hedge was recorded as a non-current liability and the offsetting unrealized loss was recorded in accumulated other comprehensive loss as of December 31, 2002 and March 31, 2003.

     The Company’s risk-management objective for entering into the interest rate swap was to mitigate its exposure to interest rate risk. The Company’s initial strategy was to lock into a fixed rate of interest with a pay-fixed, receive-variable interest rate swap, thereby hedging exposure to the variability in future cash flows.

ARBITRON INC.
Notes to Consolidated Financial Statements — Continued
March 31, 2003
(unaudited)

5.  Stockholders’ Equity (Deficit)

     Changes in stockholders’ equity (deficit) for the three month period ended March 31, 2003 were as follows (In thousands):

				Tax Benefit
	Balance			from Stock	Other	Balance
	as of		Common	Option	Compre-	as of
	December 31,	Net	Stock	Exercises and	hensive	March 31,
	2002	Income	Issued	Other Plans	Income	2003

Common stock	$16,168	$—	$—	$—	$—	$16,168
Additional paid-in capital	69,187	—	1,595	579	—	71,361
Accumulated earnings (net distributions to Ceridian in excess of earnings)	(242,870)	—	—	—	—	(242,870)
Retained earnings subsequent to spin-off	62,922	16,118	—	—	—	79,040
Common stock held in treasury	(1,363)	—	50	—	—	(1,313)
Accumulated other comprehensive income	(4,623)	—	—	—	392	(4,231)

Total stockholders’ equity (deficit)	$(100,579)	$16,118	$1,645	$579	$392	$(81,845)

Number of shares outstanding	29,611	—	99	—	—	29,710

6.   Net Income Per Weighted Average Common Share

     The computations of basic and diluted net income per common share for the three month periods ended March 31, 2003 and March 31, 2002, are based on Arbitron’s weighted average shares of common stock and potentially dilutive securities outstanding, respectively.

     Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period.

ARBITRON INC.
Notes to Consolidated Financial Statements — Continued
March 31, 2003
(unaudited)

7.  Comprehensive Income

     The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, changes in additional minimum pension liabilities and changes in unrealized gains and losses on interest rate swap agreements.

     The components of comprehensive income are as follows (Dollars in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net income	$16,118	$14,242
Items of other comprehensive income
Change in foreign currency translation adjustment	(43)	(40)
Change in unrealized loss on interest rate swap	699	1,616
Income tax benefit	(264)	(611)

Comprehensive income	$16,510	$15,207

     The components of accumulated other comprehensive loss as of March 31, 2003 and December 31, 2002 are as follows (Dollars in thousands):

	March 31,	December 31,
	2003	2002

Foreign currency translation adjustment	$(113)	$(70)
Unrealized loss on interest rate swap	(3,597)	(4,296)
Additional minimum pension liability	(3,026)	(3,026)
Income tax benefit	2,505	2,769

Accumulated other comprehensive loss	$(4,231)	$(4,623)

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

Forward-Looking Statements

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations about future events, which Arbitron has derived from information currently available to it. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied in such forward-looking statements. These risks and uncertainties include whether we will be able to:

•	renew contracts with large customers as they expire;

•	successfully execute our business strategies, including timely implementation of our Portable People Meter and MeasureCast Ratings services, as well as expansion of international operations;

•	effectively manage the impact of further consolidation in the radio industry;

•	keep up with rapidly changing technological needs of our customer base, including creating new products and services that meet these needs; and

•	successfully manage the impact on our business of any economic downturn generally and in the advertising market in particular, and the impact on costs of data collection due to privacy concerns.

     Additional important factors known to Arbitron that could cause forward-looking statements to turn out to be incorrect are identified and discussed from time to time in Arbitron’s filings with the Securities and Exchange Commission, including in particular the risk factors discussed under the caption “ITEM 1. BUSINESS – Business Risks” in Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2002.

     The forward-looking statements contained in this document speak only as of the date hereof, and Arbitron undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

     Arbitron is an international media and marketing research firm primarily serving radio, broadcast television, cable companies, advertising agencies and advertisers. Arbitron currently has four main businesses:

•	measuring radio audiences in local markets in the United States and Mexico;

•	providing application software used for accessing and analyzing media audience and marketing information data;

•	measuring the national audience size of network radio programs and commercials; and

•	providing consumer and media usage information services to the radio, cable, advertising agencies, advertisers, broadcast television, outdoor and out of home media, magazine, newspaper and online industries.

     Arbitron provides radio audience measurement and related services in the United States to radio stations, advertising agencies and advertisers. Arbitron estimates the size, demographics and socio-economics of audiences of radio stations in local markets in the United States and reports these estimates and related data to its customers. This information is used for advertising transactions in the radio industry. Radio stations use Arbitron’s data to price and sell advertising time, and advertising agencies and advertisers use Arbitron’s data in purchasing advertising time. Arbitron also measures three markets in Mexico: Mexico City, Guadalajara and Monterrey.

     Arbitron also provides software applications that give its customers access to Arbitron’s estimates resident in its proprietary database and enables them to more effectively analyze and understand that information for sales, management and programming purposes.

     Arbitron’s RADAR service provides a measurement of national radio audiences and the audience size of network radio programs and commercials.

     In addition to its core radio ratings service which provides primarily quantitative data, such as how many people are listening, Arbitron also provides qualitative data on listeners, viewers and readers that contains detailed socioeconomic information and information on what the respondents buy, where they shop and what forms of media they use. Arbitron provides these qualitative measurements of consumer demographics, retail behavior and media usage in local markets throughout the United States. Arbitron Cable provides qualitative audience information to the local cable advertising sales organizations of cable companies. Arbitron Outdoor provides these qualitative measurements to outdoor and out of home media sales organizations.

     Through its Continental Research subsidiary, Arbitron provides media, advertising, financial, telecommunications and Internet research services in the United Kingdom and elsewhere in Europe.

     Arbitron’s quantitative radio audience measurement business and related software sales have historically accounted for a majority of its revenue. The radio audience measurement service and related software sales represented approximately 92 percent of Arbitron’s revenue for the three months ended March 31, 2003. Arbitron’s revenue from domestic sources and international sources was 96 percent and four percent, respectively, for the three months ended March 31, 2003.

     The consolidated financial statements of Arbitron reflect the consolidated financial position, results of operations and cash flows of Arbitron Inc. and its subsidiaries: Arbitron Holdings Inc., Ceridian Infotech (India) Private Limited, CSW Research Limited and Euro Fieldwork Limited. The terms “Arbitron” or the “Company” as used in this document include Arbitron Inc. and its subsidiaries.

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

     Infinity Broadcasting is Arbitron’s second largest customer and represented approximately 11 percent of Arbitron’s revenue in 2002. Certain contracts with Infinity Broadcasting, which collectively accounted for nine percent of Arbitron’s revenue in 2002, expired at the end of March 2003. The agreement which ended on March 31, 2003 gave their stations access to our quarterly radio ratings up to the release of the Spring 2003 radio survey as well as access to additional services provided. Certain contracts with ABC Radio, which accounted for two percent of Arbitron’s revenue in 2002, also expired at the end of March 2003 which gave their stations access to our quarterly radio ratings up to the release of the Spring 2003 radio survey. Arbitron is currently in negotiations with both Infinity Broadcasting and ABC Radio regarding new agreements. Arbitron cannot give any assurances that it will retain Infinity Broadcasting and ABC Radio or that it could replace the revenue that could be lost if a key customer failed to renew its agreement with Arbitron. The failure to renew these contracts would adversely affect Arbitron’s business and operating results.

Critical Accounting Policies and Estimates

     Critical accounting policies and estimates are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments. The Company’s most critical accounting policy relates to the capitalization and recovery of software development costs.

     The Company capitalizes software development costs with respect to major product initiatives or enhancements, which are incurred during the period from the time of technological feasibility until the time that the software is ready for use. To the extent that software is being developed for use by customers or to support data collection activities, the Company also considers the recovery of such costs through future revenue streams in its decision to capitalize software development costs. Once the software is placed in service, the capitalized costs are generally amortized over periods of three to five years. If events or changes in circumstances indicate that the carrying value of software may not be recovered, a recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the software in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the software cost is written down to estimated fair value and an impairment loss is recognized. The Company’s estimates are subject to revision as market conditions and the Company’s assessments of them change. The total amount of the Portable People Meter (“PPM” or the “Portable People Meter”) internally developed capitalized software is $2.6 million.

Results of Operations

Comparison of the Three Months Ended March 31, 2003 to the Three Months Ended March 31, 2002

     The following table sets forth information with respect to the consolidated statements of income of Arbitron:

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended		Increase		Percentage of
	March 31,		(Decrease)		Revenue

	2003	2002	Dollar	Percent	2003	2002

Revenue	$71,354	$65,902	$5,452	8.3%	100.0%	100.0%

Costs and expenses
Cost of revenue	19,989	18,316	1,673	9.1%	28.0%	27.8%
Selling, general and administrative	13,975	12,677	1,298	10.2%	19.6%	19.2%
Research and development	6,281	6,059	222	3.7%	8.8%	9.2%

Total costs and expenses	40,245	37,052	3,193	8.6%	56.4%	56.2%

Operating income	31,109	28,850	2,259	7.8%	43.6%	43.8%
Proportionate share of net loss of affiliate	(1,259)	(1,245)	(14)	1.1%	(1.8%)	(1.9%)

Income before interest and income tax expense	29,850	27,605	2,245	8.1%	41.8%	41.9%
Interest income	188	138	50	36.2%	0.3%	0.2%
Interest expense	3,615	4,586	(971)	(21.2%)	5.1%	7.0%

Income before income tax expense	26,423	23,157	3,266	14.1%	37.0%	35.1%
Income tax expense	10,305	8,915	1,390	15.6%	14.4%	13.5%

Net income	$16,118	$14,242	$1,876	13.2%	22.6%	21.6%

Consolidated Statements of Income — Continued
(Dollars in thousands, except per share amounts)

	Three Months Ended		Increase
	March 31,		(Decrease)

	2003	2002	Dollar	Percent

Net income per weighted average common share
Basic	$0.54	$0.49	$0.05	10.2%
Diluted	$0.53	$0.48	$0.05	10.4%

Other data:

EBITDA	$31,077	$28,588	$2,489	8.7%

EBITDA Reconciliation
Net income	$16,118	$14,242	$1,876
Income tax expense	10,305	8,915	1,390
Net interest expense	3,427	4,448	(1,021)
Depreciation and amortization	1,227	983	244

EBITDA	31,077	28,588	2,489

Cash paid for income taxes	(1,414)	(136)	(1,278)
Cash paid for interest	(3,483)	(4,388)	905
Changes in working capital	(8,174)	(16,237)	8,063
Cash dividends received from affiliate	2,000	1,200	800
Other	1,354	1,302	52

Cash flows from operating activities	$21,360	$10,329	$11,031

     Revenue. Revenue increased 8.3% to $71.4 million for the three months ended March 31, 2003 from $65.9 million for the same period in 2002. Increases in the ratings and qualitative subscriber base, analytical software applications and escalations in multi-year customer contracts and contract renewals accounted for the difference.

     Cost of Revenue. Cost of revenue increased 9.1% to $20.0 million for the three months ended March 31, 2003 from $18.3 million for the same period in 2002, and increased as a percentage of revenue to 28.0% in 2003 from 27.8% in 2002. The overall increase of $1.7 million was primarily due to increases in U.S Media (Arbitron’s core quantitative, qualitative and software application services) data collection costs ($0.5 million), U.S Media computer center costs ($0.3 million), Continental Research ($0.4 million) and Portable People Meter ($0.2 million) which were partially offset by lower Webcast costs ($0.2 million).

     Selling, General and Administrative. Selling, general and administrative expenses increased 10.2% to $14.0 million for the three months ended March 31, 2003 from $12.7 million for the same period in 2002 and increased as a percentage of revenue to 19.6% in 2003 from 19.2% in 2002. The increase of $1.3 million is primarily attributed to an increase in U.S. Media selling expenses ($0.5 million), commissions ($0.3 million) and facilities costs ($0.4 million).

     Research and Development. Research and development increased 3.7% to $6.3 million during the three months ended March 31, 2003 from $6.1 million for the same period in 2002 but decreased as a percentage of revenue to 8.8% in 2003 from 9.2% in 2002. The $0.2 million increase is attributed to an increase in product development and enhancement costs in U.S. Media services.

     Operating Income. Operating income increased 7.8% to $31.1 million for the three months ended March 31, 2003 from $28.9 million for the same period in 2002. Operating margin decreased to 43.6% in 2003 from 43.8% in 2002.

     Proportionate Share of Net Loss of Affiliate. Proportionate share of net loss of affiliate was virtually unchanged.

     Interest Expense. Interest expense decreased 21.2% to $3.6 million for the three months ended March 31, 2003 from $4.6 million for the same period in 2002. The decrease is the result of having a $40.0 million lower average debt principal balance outstanding under the Company’s revolving credit facility in 2003 compared to 2002.

     Income Tax Expense. Arbitron’s effective tax rate was 39.0% and 38.5% for the three months ended March 31, 2003 and 2002, respectively. The 0.5% increase in the Company’s effective income tax rate resulted from changes in state tax laws and changes in certain state tax apportionment factors.

     Net Income. Net income increased 13.2% to $16.1 million for the three months ended March 31, 2003 from $14.2 million for the same period in 2002.

     EBITDA. EBITDA increased 8.7% to $31.1 million for the three months ended March 31, 2003 from $28.6 million for the same period in 2002. Arbitron has presented EBITDA as supplemental information that management of Arbitron believes may be useful to some investors in evaluating Arbitron because it is widely used as a measure to evaluate a company’s operating performance before interest expense, as well as to evaluate its operating cash flow. EBITDA should not be considered a substitute either for net income, as an indicator of Arbitron’s operating performance, or for cash flow, as a measure of Arbitron’s liquidity. In addition, because EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies.

Liquidity and Capital Resources

     As of March 31, 2003, the Company had $55.3 million in available cash and cash equivalents. In addition, the Company had $22.5 million in available borrowings under its bank credit facility. Management expects that cash flow generated from operations, as well as available borrowings from its bank credit facility, if necessary, will be sufficient to support the Company’s operations, including research and development costs, for the foreseeable future.

     Net cash provided by operating activities was $21.4 million and $10.3 million for the three month periods ended March 31, 2003 and 2002, respectively, an increase of $11.1 million. The increase is partly attributed to higher net income for the three months ended March 31, 2003, an increase of $1.9 million. The remaining $9.2 million increase is attributed to changes in working capital, as a result of favorable billing patterns relating to major contract renewals.

     Net cash used in investing activities was $0.8 million and $6.3 million for the three month periods ended March 31, 2003 and 2002, respectively, a decrease of $5.5 million. The decrease is primarily attributed to a $4.0 million contingent consideration payment to the former owners of RADAR during the three months ended March 31, 2002. There were no business acquisition payments during the same period in 2003. The remaining $1.5 million decrease resulted from a decrease in property and equipment additions. The decrease in property and equipment additions is largely related to lower spending in 2003 for hardware and internally developed software related to PPM.

     Arbitron’s commitment under its revolving credit facility, which was $225.0 million at inception, was $127.6 million on March 31, 2003. The commitment is reduced annually in accordance with mandatory commitment reduction and excess cash flow provisions.

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

     In 2002, Clear Channel Communications, Inc. and Infinity Broadcasting Corp. represented approximately 21 percent and 11 percent, respectively, of Arbitron’s revenue. Arbitron’s agreements with these customers are not exclusive and contain no renewal obligations. Certain contracts with Infinity Broadcasting, which collectively accounted for nine percent of Arbitron’s revenue in 2002, expired at the end of March 2003. The agreement which ended on March 31, 2003 gave their stations access to our quarterly radio ratings up to the release of the Spring 2003 radio survey as well as access to additional services provided. Certain contracts with ABC Radio, which accounted for two percent of Arbitron’s revenue in 2002, also expired at the end of March 2003 which gave their stations access to our quarterly radio ratings up to the release of the Spring 2003 radio survey. Arbitron is currently in negotiations with both Infinity Broadcasting and ABC Radio regarding new agreements. Arbitron cannot give any assurances that it will renew Infinity Broadcasting and ABC radio or attract new customers that could replace the revenue that would be lost if a key customer failed to renew its agreement with Arbitron. The failure to renew these contracts would adversely affect Arbitron’s results of operations and liquidity.

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

     The continuing development and anticipated rollout of the PPM service will require significant capital resources and will increase our operating costs over the next several years. The introduction of the PPM could be delayed if Arbitron does not form a joint venture. In that event, Arbitron would need to revise its plans and assumptions relating to the timing of the PPM rollout which could include developing a radio only PPM plan. Additionally, agreements with customers may continue to be of a shorter than normal term until more detailed analysis of the Philadelphia test market is completed and a rollout plan into other markets is established. It is expected that within one year this additional analysis will have been completed so that Arbitron’s customers will have a fuller understanding of the value of the PPM service, which will then serve as the basis for longer-term renewal contract negotiations.

Seasonality

     Arbitron recognizes revenue for products and services over the terms of license agreements as products and services are delivered, and expenses are recognized as incurred. Arbitron gathers radio-listening data in approximately 287 United States local markets. All markets are measured at least twice per year (April, May, June, “Spring Survey,” and October, November, December, “Fall Survey”). In addition, all major markets are measured two additional times per year (January, February, March, “Winter Survey,” and July, August, September “Summer Survey”). Arbitron’s revenue is generally higher in the first and third quarters as the result of the delivery of the Fall

Survey and Spring Survey, respectively, to all markets compared to revenue in the second and fourth quarters when delivery of the Winter Survey and Summer Survey, respectively, is only delivered to major markets. Arbitron’s expenses are generally higher in the second and fourth quarters as the “Spring Survey” and “Fall Survey” are being conducted.

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

PART II – OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.	Description

Exhibit 99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

       None

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARBITRON INC.

By: /s/ WILLIAM J. WALSH
William J. Walsh
Executive Vice President of Finance and Planning and
Chief Financial Officer (on behalf of the registrant and as
the registrant’s principal accounting officer)

Date: May 8, 2003

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

Date: May 8, 2003	/s/ Stephen B. Morris Stephen B. Morris President and Chief Executive Officer

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

Date: May 8, 2003	/s/ William J. Walsh William J. Walsh Executive Vice President of Finance and Planning and Chief Financial Officer