Form 10-Q
period 2003-06-30
ARBITRON INC
filed 2003-08-07
CIK 109758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

     ☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     The registrant had 30,134,780 shares of common stock, par value $0.50 per share, outstanding as of July 31, 2003.

ARBITRON INC.

INDEX

Page No.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets – June 30, 2003 and
December 31, 2002	3

Consolidated Statements of Income – Three Months
Ended June 30, 2003 and 2002	4

Consolidated Statements of Income – Six Months
Ended June 30, 2003 and 2002	5

Consolidated Statements of Cash Flows – Six Months
Ended June 30, 2003 and 2002	6

Notes to Consolidated Financial Statements – June 30, 2003	7

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosure of Market Risk	20

Item 4. Controls and Procedures	21

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 6. Exhibits and Reports on Form 8-K	22

Signature	23

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ARBITRON INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,	December 31,
	2003	2002

	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$45,149	$43,095
Trade accounts receivable, net of allowance for doubtful accounts of $1,121 in 2003 and $1,043 in 2002	19,934	20,509
Deferred income taxes	21,652	20,488
Prepaid expenses and other current assets	5,980	2,330

Total current assets	92,715	86,422
Investments in affiliate	9,220	10,249
Property and equipment, net	11,774	12,370
Goodwill, net	32,937	32,937
Other intangibles, net	1,812	2,371
Deferred income taxes	5,725	8,869
Other noncurrent assets	3,334	2,820

Total assets	$157,517	$156,038

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$3,936	$4,475
Accrued expenses and other current liabilities	26,539	24,708
Deferred revenue	51,271	54,746

Total current liabilities	81,746	83,929
Noncurrent liabilities
Long-term debt	135,000	165,000
Other noncurrent liabilities	5,055	7,688

Total liabilities	221,801	256,617

Stockholders’ equity (deficit)
Common stock, $0.50 par value, authorized 500,000 shares, issued 32,336 shares	16,168	16,168
Additional paid-in capital	80,064	69,187
Accumulated earnings (net distributions to Ceridian in excess of accumulated earnings) prior to spin-off	(242,870)	(242,870)
Retained earnings subsequent to spin-off	87,046	62,922
Common stock held in treasury, 2,303 shares and 2,725 shares, respectively	(1,152)	(1,363)
Accumulated other comprehensive loss	(3,540)	(4,623)

Total stockholders’ equity (deficit)	(64,284)	(100,579)

Total liabilities and stockholders’ equity (deficit)	$157,517	$156,038

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	June 30,
	2003	2002

Revenue	$61,448	$56,509

Costs and expenses
Cost of revenue	28,250	25,637
Selling, general and administrative	14,115	12,986
Research and development	6,414	6,212

Total costs and expenses	48,779	44,835

Operating income	12,669	11,674
Equity in net income of affiliate	3,480	3,312

Income before interest and income tax expense	16,149	14,986
Interest income	185	124
Interest expense	3,210	4,348

Income before income tax expense	13,124	10,762
Income tax expense	5,118	4,144

Net income	$8,006	$6,618

Net income per weighted average common share
Basic	$0.27	$0.23
Diluted	$0.26	$0.22
Weighted average common shares used in calculations
Basic	29,805	29,368
Potentially dilutive securities	577	712

Diluted	30,382	30,080

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Six Months Ended
	June 30,

	2003	2002

Revenue	$132,802	$122,411

Costs and expenses
Cost of revenue	48,239	43,953
Selling, general and administrative	28,090	25,663
Research and development	12,695	12,271

Total costs and expenses	89,024	81,887

Operating income	43,778	40,524
Equity in net income of affiliate	2,221	2,067

Income before interest and income tax expense	45,999	42,591
Interest income	373	262
Interest expense	6,825	8,934

Income before income tax expense	39,547	33,919
Income tax expense	15,423	13,059

Net income	$24,124	$20,860

Net income per weighted average common share
Basic	$0.81	$0.71
Diluted	$0.80	$0.70
Weighted average common shares used in calculations
Basic	29,723	29,292
Potentially dilutive securities	551	673

Diluted	30,274	29,965

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities
Net income	$24,124	$20,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,824	1,482
Other amortization	559	579
Loss on disposals of property and equipment	45	—
Asset impairment charges	178	—
Deferred income taxes	1,365	10,374
Equity in net income of affiliate	(2,221)	(2,067)
Distributions from affiliate	3,250	2,350
Bad debt expense	200	198
Tax benefit from stock option exercises	2,071	1,352
Changes in operating assets and liabilities
Trade accounts receivable	427	3,086
Prepaid expenses and other assets	(465)	(754)
Accounts payable	(561)	(1,224)
Accrued expenses and other current liabilities	1,802	(1,044)
Deferred revenue	(3,484)	(6,829)
Other noncurrent liabilities	(1,006)	114

Net cash provided by operating activities	28,108	28,477

Cash flows from investing activities
Additions to property and equipment	(1,442)	(4,824)
Payment for business acquisition	—	(15,000)

Net cash used in investing activities	(1,442)	(19,824)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	5,327	4,397
Repayment of long-term debt	(30,000)	(10,000)

Net cash used in financing activities	(24,673)	(5,603)

Effect of exchange rate changes on cash and cash equivalents	61	110

Net increase in cash and cash equivalents	2,054	3,160
Cash and cash equivalents at beginning of period	43,095	21,043

Cash and cash equivalents at end of period	$45,149	$24,203

See notes to consolidated financial statements.

ARBITRON INC.
Notes to Consolidated Financial Statements
June 30, 2003
(unaudited)

1. Basis of Presentation and Consolidation

Presentation

     The accompanying unaudited financial statements of Arbitron Inc. (the “Company” or “Arbitron”) have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered for fair presentation have been included. Certain amounts in the financial statements for prior periods have been restated to conform with the current period’s presentation. The consolidated balance sheet as of December 31, 2002 was derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Consolidation

     The consolidated financial statements of Arbitron reflect the consolidated financial position, results of operations and cash flows of Arbitron Inc. and its subsidiaries: Arbitron Holdings Inc., Ceridian Infotech (India) Private Limited, CSW Research Limited and Euro Fieldwork Limited.

2. Pro Forma Disclosures of Stock Based Compensation

     The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

ARBITRON INC.
Notes to Consolidated Financial Statements – Continued
June 30, 2003
(unaudited)

2. Pro Forma Disclosures of Stock Based Compensation - Continued

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period (In thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net income, as reported	$8,006	$6,618	$24,124	$20,860
Less: Stock-based compensation expense determined under fair value method, net of tax	678	989	1,548	1,782

Pro forma net income	$7,328	$5,629	$22,576	$19,078

Diluted net income per weighted average common share, as reported	$0.26	$0.22	$0.80	$0.70
Pro forma diluted net income per weighted average common share	$0.24	$0.19	$0.75	$0.63
Options granted to employees	538	510	566	530
Weighted-average exercise price	$34.84	$34.89	$34.70	$34.78
Weighted-average fair value	$7.59	$8.13	$7.53	$8.09
Weighted-average assumptions:
Expected lives in years	4	4	4	4
Expected volatility	23.4%	24.8%	24.6%	24.8%
Expected dividend rate	—	—	—	—
Risk-free interest rate	2.40%	2.75%	2.58%	2.75%

3. Long-term Debt

     Long-term debt consists of the following (Dollars in thousands):

	June 30,	December 31,
	2003	2002

Senior fixed rate notes	$50,000	$50,000
Long-term revolving credit facility	85,000	115,000

	$135,000	$165,000

     On January 31, 2001, the Company entered into a $225.0 million five-year revolving credit agreement with a consortium of banks (“Credit Facility”). On March 29, 2001, in connection with the Company’s spin-off from Ceridian Corporation (“Ceridian”) in March 2001, $200.0 million was drawn on the Credit Facility and distributed to Ceridian.

     The Credit Facility has two borrowing options, a Eurodollar rate option or a base rate option, as defined in the agreement. Under the Eurodollar option, the Company may elect interest periods of one, two, three or six months at the inception date and each renewal date. Borrowings under the Eurodollar option bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 2.00% to 2.75%. Borrowings under the base rate option bear interest at the higher of the lead lender’s prime rate or the Federal Funds rate plus 50 basis points, plus a

ARBITRON INC.
Notes to Consolidated Financial Statements – Continued
June 30, 2003
(unaudited)

3. Long-term Debt - Continued

margin of .50% to 1.25%. The specific margins, under both options, are determined based on the Company’s ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio), and are adjusted every 90 days. The agreement contains a commitment fee provision whereby the Company is charged a fee, ranging from .375% to .550%, applied to the unused portion of the facility. Under the terms of the Credit Facility, the Company is required to maintain certain other financial ratios, in addition to the leverage ratio, and meet other financial conditions. The agreement limits, among other things, the Company’s ability to buy or sell assets, incur additional indebtedness, grant or incur liens on its assets, repay indebtedness other than the Credit Facility, make investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations. The interest rate on the credit facility borrowings outstanding as of June 30, 2003 was 7.15%.

     Arbitron’s commitment under its revolving Credit Facility, which was $225.0 million at inception, was reduced to $185.2 million and $127.6 million on April 1, 2002 and March 31, 2003, respectively, in accordance with the mandatory commitment reduction and excess cash flow provisions. Available borrowings under the Credit Facility were $42.5 million as of June 30, 2003.

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

4. Interest Rate Swap

     The Company entered into an interest rate swap agreement effective on March 29, 2001 to hedge its exposure to fluctuations in interest rates relating to its outstanding variable rate debt. The contract’s notional amount was $200.0 million at inception and declines each quarter over the life of the contract in proportion to the Company’s estimated outstanding balance on its revolving credit agreement. Under the terms of the contract, the Company pays a fixed rate of 5.02% and receives LIBOR, which resets every 90 days. The contract matures on December 31, 2004. The interest rate swap agreement was designated as a cash flow hedge, and was designed to be entirely effective by matching the terms of the swap agreement with the debt. The base rate for both the variable rate debt and the swap is LIBOR and the instruments have the same renewal dates over the lives of the instruments. The fair value of the cash flow hedge was recorded as a non-current liability and the offsetting unrealized loss was recorded in accumulated other comprehensive loss as of June 30, 2003 and December 31, 2002.

     The Company’s risk-management objective for entering into the interest rate swap was to mitigate its exposure to interest rate risk. The Company’s initial strategy was to lock into a fixed rate of interest with a pay-fixed, receive-variable interest rate swap, thereby hedging exposure to the variability in future cash flows.

ARBITRON INC.
Notes to Consolidated Financial Statements – Continued
June 30, 2003
(unaudited)

5. Stockholders’ Equity (Deficit)

     Changes in stockholders’ equity (deficit) for the six month period ended June 30, 2003 were as follows (In thousands):

	Balance			Tax Benefit	Other	Balance
	as of		Common	from Stock	Compre-	as of
	December 31,	Net	Stock	Option	hensive	June 30,
	2002	Income	Issued	Exercises	Income	2003

Common stock	$16,168	$—	$—	$—	$—	$16,168
Additional paid-in capital	69,187	—	8,806	2,071	—	80,064
Accumulated earnings (net distributions to Ceridian in excess of earnings)	(242,870)	—	—	—	—	(242,870)
Retained earnings subsequent to spin-off	62,922	24,124	—	—	—	87,046
Common stock held in treasury	(1,363)	—	211	—	—	(1,152)
Accumulated other comprehensive income (loss)	(4,623)	—	—	—	1,083	(3,540)

Total stockholders’ equity (deficit)	$(100,579)	$24,124	$9,017	$2,071	$1,083	$(64,284)

Number of shares outstanding	29,611	—	422	—	—	30,033

6. Net Income Per Weighted Average Common Share

     The computations of basic and diluted net income per common share for the three month and six month periods ended June 30, 2003 and 2002, are based on Arbitron’s weighted average shares of common stock and potentially dilutive securities outstanding, respectively.

     Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period.

ARBITRON INC.
Notes to Consolidated Financial Statements – Continued
June 30, 2003
(unaudited)

7. Comprehensive Income

     The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, changes in additional minimum pension liabilities and changes in unrealized gains and losses on interest rate swap agreements.

     The components of comprehensive income are as follows (Dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net income	$8,006	$6,618	$24,124	$20,860
Items of other comprehensive income
Foreign currency translation adjustments	116	161	73	121
Change in unrealized loss on interest rate swap	927	(1,478)	1,626	138
Income tax expense (benefit)	(352)	559	(616)	(52)

Comprehensive income	$8,697	$5,860	$25,207	$21,067

     The components of accumulated other comprehensive loss as of June 30, 2003 and December 31, 2002 are as follows (Dollars in thousands):

	June 30,	December 31,
	2003	2002

Foreign currency translation adjustment	$3	$(70)
Unrealized loss on interest rate swap	(2,670)	(4,296)
Additional minimum pension liability	(3,026)	(3,026)
Income tax benefit	2,153	2,769
Accumulated other comprehensive loss	$(3,540)	$(4,623)

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

Forward-Looking Statements

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations about future events, which Arbitron has derived from information currently available to it. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied in such forward-looking statements. These risks and uncertainties include whether we will be able to:

•	renew contracts with large customers as they expire;

•	successfully execute our business strategies, including timely implementation of our Portable People Meter services, as well as expansion of international operations;

•	effectively manage the impact of further consolidation in the radio industry;

•	keep up with rapidly changing technological needs of our customer base, including creating new products and services that meet these needs; and

•	successfully manage the impact on our business of any economic downturn generally and in the advertising market in particular, and the impact on costs of data collection due to privacy concerns.

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

Overview

     Arbitron is an international media and marketing research firm primarily serving radio, broadcast television, cable companies, advertising agencies and advertisers. Arbitron currently has four main businesses:

•	measuring radio audiences in local markets in the United States and Mexico;

•	providing application software used for accessing and analyzing media audience and marketing information data;

•	measuring the national audience size and demographics of network radio programs and commercials; and

•	providing consumer, shopping and media usage information services to the radio, cable, advertising agencies, advertisers, broadcast television, outdoor and out of home media, magazine, newspaper and online industries.

     Arbitron provides radio audience measurement and related services in the United States to radio stations, advertising agencies and advertisers. Arbitron estimates the size, demographics and socio-economics of audiences of radio stations in local markets in the United States and reports these estimates and related data to its customers. This information is used for advertising transactions in the radio industry. Radio stations use Arbitron’s data to assist them in determining programming content for their radio stations and to price and sell advertising time, and advertising agencies and advertisers use Arbitron’s data in purchasing advertising time. Arbitron also measures three markets in Mexico: Mexico City, Guadalajara and Monterrey.

     Arbitron also provides software applications that give its customers access to Arbitron’s estimates resident in its proprietary database and enables them to more effectively analyze and understand that information for sales, management and programming purposes.

     Arbitron’s Radio All Dimension Audience Research (“RADAR”) service provides a measurement of national radio audiences and the audience size of network radio programs and commercials.

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

     Arbitron Internet Broadcast Services measures the audiences of audio, as well as the audio portion of video content on the Internet.

     Through its Continental Research subsidiary, Arbitron provides media, advertising, financial, telecommunications and Internet research services in the United Kingdom and elsewhere in Europe.

     Arbitron’s quantitative radio audience measurement business and software sales have historically accounted for a majority of its revenue. The radio audience measurement service and related software sales represented approximately 87 percent of Arbitron’s revenue for the six months ended June 30, 2003. Arbitron’s revenue from domestic sources and international sources was 95 percent and five percent, respectively, for the six months ended June 30, 2003.

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

Customer Contract Renewals

     Infinity Broadcasting is Arbitron’s second largest customer and represented approximately 11 percent of Arbitron’s revenue in 2002. Of the ll percent of revenue Infinity represents, 9 percent was up for renewal. In July 2003, Arbitron entered into an extension of the radio ratings license agreement with Infinity Broadcasting for those contracts which were up for renewal, which gives their stations access to our quarterly radio ratings up to but not including the release of the Spring 2004 radio survey as well as continued access to additional services currently provided. In addition, in July 2003, Arbitron also entered into a new multi-year license agreement with ABC Radio for radio ratings and additional services for contracts representing 2 percent of Arbitron's 2002 revenue.

     Arbitron cannot give any assurances that it will retain current customers or that it could replace the revenue that could be lost if a key customer failed to renew its agreement with Arbitron.

Critical Accounting Policies and Estimates

     Critical accounting policies and estimates are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments. The Company’s most critical accounting policy relates to the capitalization and recovery of software development costs.

     The Company capitalizes software development costs with respect to major product initiatives or enhancements, which are incurred during the period from the time of technological feasibility until the time that the software is ready for use. To the extent that software is being developed for use by customers or to support data collection activities, the Company also considers the recovery of such costs through future revenue streams in its decision to capitalize software development costs. Once the software is placed in service, the capitalized costs are generally amortized over periods of three to five years. If events or changes in circumstances indicate that the carrying value of software may not be recovered, a recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the software in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the software cost is written down to estimated fair value and an impairment loss is recognized. The Company’s estimates are subject to revision as market conditions and the Company’s assessments of them change. As of June 30, 2003, the Company’s internally developed capitalized Portable People Meter (“PPM” or the “Portable People Meter”) software had a carrying amount of $2.5 million. During the three months ended June 30, 2003, the Company determined that $0.2 million of PPM software would not be placed in service, and recognized an impairment loss.

Results of Operations

Comparison of the Three Months Ended June 30, 2003 to the Three Months Ended June 30, 2002

     The following table sets forth information with respect to the consolidated statements of income of Arbitron:

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended		Increase		Percentage of
	June 30,		(Decrease)		Revenue

	2003	2002	Dollar	Percent	2003	2002

Revenue	$61,448	$56,509	$4,939	8.7%	100.0%	100.0%

Costs and expenses
Cost of revenue	28,250	25,637	2,613	10.2%	46.0%	45.4%
Selling, general and administrative	14,115	12,986	1,129	8.7%	23.0%	23.0%
Research and development	6,414	6,212	202	3.3%	10.4%	11.0%

Total costs and expenses	48,779	44,835	3,944	8.8%	79.4%	79.4%

Operating income	12,669	11,674	995	8.5%	20.6%	20.6%
Equity in net income of affiliate	3,480	3,312	168	5.1%	5.7%	5.9%

Income before interest and income tax expense	16,149	14,986	1,163	7.8%	26.3%	26.5%
Interest income	185	124	61	49.2%	0.3%	0.2%
Interest expense	3,210	4,348	(1,138)	(26.2%)	5.2%	7.7%

Income before income tax expense	13,124	10,762	2,362	21.9%	21.4%	19.0%
Income tax expense	5,118	4,144	974	23.5%	8.3%	7.3%

Net income	$8,006	$6,618	$1,388	21.0%	13.1%	11.7%

Net income per weighted average common share
Basic	$0.27	$0.23	$0.04	17.4%
Diluted	$0.26	$0.22	$0.04	18.2%
Other data:
EBIT	$16,149	$14,986	$1,163	7.8%
EBITDA	$17,305	$16,065	$1,240	7.7%
EBIT and EBITDA Reconciliation
Net income	$8,006	$6,618	$1,388
Income tax expense	5,118	4,144	974
Interest income	185	124	61
Interest expense	3,210	4,348	(1,138)

EBIT	16,149	14,986	1,163
Depreciation and amortization	1,156	1,079	77

EBITDA	$17,305	$16,065	$1,240

     Revenue. Revenue increased 8.7% to $61.4 million for the three months ended June 30, 2003 from $56.5 million for the same period in 2002. PPM equipment sales accounted for $0.3 million of revenue in 2003. There were no PPM equipment sales in 2002. The remaining $4.6 million increase is due to increases in the ratings and qualitative subscriber base, analytical software applications and escalations in multi-year customer contracts and contract renewals.

     Cost of Revenue. Cost of revenue increased 10.2% to $28.3 million for the three months ended June 30, 2003 from $25.6 million for the same period in 2002, and increased as a percentage of revenue to 46.0% in 2003 from 45.4% in 2002. The overall increase of $2.6 million was primarily related to increases in data collection costs ($0.9 million), royalties ($0.7 million), PPM ($0.6 million) and the cost of Portable People Meter equipment sold ($0.3 million).

     Selling, General and Administrative. Selling, general and administrative expenses increased 8.7% to $14.1 million for the three months ended June 30, 2003 from $13.0 million for the same period in 2002 but remained constant at 23.0% as a percentage of revenue. The increase of $1.1 million is primarily attributed to an increase in U.S. Media (Arbitron’s core quantitative, qualitative and software application services) selling expenses ($0.5 million), commissions ($0.3 million) and facilities costs ($0.3 million).

     Research and Development. Research and development increased 3.3% to $6.4 million during the three months ended June 30, 2003 from $6.2 million for the same period in 2002 but decreased as a percentage of revenue to 10.4% in 2003 from 11.0% in 2002. The $0.2 million increase is attributed to an increase in software development and enhancement costs in U.S. Media services.

     Operating Income. Operating income increased 8.5% to $12.7 million for the three months ended June 30, 2003 from $11.7 million for the same period in 2002. Operating margin remained constant at 20.6%.

     Equity in Net Income of Affiliate. Equity in net income of affiliate did not vary significantly.

     Interest Expense. Interest expense decreased 26.2% to $3.2 million for the three months ended June 30, 2003 from $4.3 million for the same period in 2002. The decrease is primarily attributed to a $40.2 million lower average debt principal balance outstanding under the Company’s revolving credit facility in 2003 compared to 2002.

     Income Tax Expense. Arbitron’s effective tax rate was 39.0% and 38.5% for the three months ended June 30, 2003 and 2002, respectively. The 0.5% increase in the Company’s effective income tax rate resulted from changes in state tax laws and changes in certain state tax apportionment factors.

     Net Income. Net income increased 21.0% to $8.0 million for the three months ended June 30, 2003 from $6.6 million for the same period in 2002.

     EBIT and EBITDA. Earnings before interest and income taxes (“EBIT”) increased 7.8% to $16.1 million and earnings before interest, income taxes, depreciation and amortization (“EBITDA”) increased 7.7% to $17.3 million for the three months ended June 30, 2003 from $15.0 million and $16.1 million, respectively, for the same period in 2002. Arbitron has presented EBIT and EBITDA as supplemental information that management of Arbitron believes may be useful to investors to evaluate Arbitron’s results because they exclude certain items that are not directly related to the Company’s core operating performance. EBIT and EBITDA should not be considered substitutes either for net income, as an indicator of Arbitron’s operating performance, or for cash flow, as a measure of Arbitron’s liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies.

Comparison of the Six Months Ended June 30, 2003 to the Six Months Ended June 30, 2002

     The following table sets forth information with respect to the consolidated statements of income of Arbitron:

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Six Months Ended		Increase		Percentage of
	June 30,		(Decrease)		Revenue

	2003	2002	Dollar	Percent	2003	2002

Revenue	$132,802	$122,411	$10,391	8.5%	100.0%	100.0%

Costs and expenses
Cost of revenue	48,239	43,953	4,286	9.8%	36.3%	35.9%
Selling, general and administrative	28,090	25,663	2,427	9.5%	21.2%	21.0%
Research and development	12,695	12,271	424	3.5%	9.6%	10.0%

Total costs and expenses	89,024	81,887	7,137	8.7%	67.1%	66.9%

Operating income	43,778	40,524	3,254	8.0%	32.9%	33.1%
Equity in net income of affiliate	2,221	2,067	154	7.5%	1.7%	1.7%

Income before interest and income tax expense	45,999	42,591	3,408	8.0%	34.6%	34.8%
Interest income	373	262	111	42.4%	0.3%	0.2%
Interest expense	6,825	8,934	(2,109)	(23.6%)	5.1%	7.3%

Income before income tax expense	39,547	33,919	5,628	16.6%	29.8%	27.7%
Income tax expense	15,423	13,059	2,364	18.1%	11.6%	10.7%

Net income	$24,124	$20,860	$3,264	15.6%	18.2%	17.0%

Net income per weighted average common share
Basic	$0.81	$0.71	$0.10	14.1%
Diluted	$0.80	$0.70	$0.10	14.3%
Other data:
EBIT	$45,999	$42,591	$3,408	8.0%
EBITDA	$48,382	$44,653	$3,729	8.4%
EBIT and EBITDA Reconciliation
Net income	$24,124	$20,860	$3,264
Income tax expense	15,423	13,059	2,364
Interest income	373	262	111
Interest expense	6,825	8,934	(2,109)

EBIT	45,999	42,591	3,408
Depreciation and amortization	2,383	2,062	321

EBITDA	$48,382	$44,653	$3,729

     Revenue. Revenue increased 8.5% to $132.8 million for the six months ended June 30, 2003 from $122.4 million for the same period in 2002. PPM equipment sales accounted for $0.3 million of revenue in 2003. There were no PPM equipment sales in 2002. Increases in the ratings and qualitative subscriber base, analytical software applications and escalations in multi-year customer contracts and contract renewals accounted for the difference.

     Cost of Revenue. Cost of revenue increased 9.8% to $48.2 million for the six months ended June 30, 2003 from $44.0 million for the same period in 2002, and increased as a percentage of revenue to 36.3% in 2003 from 35.9% in 2002. The overall increase of $4.3 million was primarily due to increases in data collection costs ($2.4 million), Portable People Meter ($0.9 million), royalties ($0.8 million), cost of PPM equipment sold ($0.3 million) and U.S Media (Arbitron’s core quantitative, qualitative and software application services) computer center costs ($0.3 million), which were partially offset by lower internet broadcast services costs ($0.3 million).

     Selling, General and Administrative. Selling, general and administrative expenses increased 9.5% to $28.1 million for the six months ended June 30, 2003 from $25.7 million for the same period in 2002 and increased as a percentage of revenue to 21.2% in 2003 from 21.0% in 2002. The increase of $2.4 million is primarily attributed to an increase in U.S. Media selling expenses ($0.9 million), facilities costs ($0.7 million), finance and legal ($0.5 million) and commissions ($0.5 million), which were partially offset by lower internet broadcast services ($0.5 million) and PPM expenses ($0.2 million).

     Research and Development. Research and development increased 3.5% to $12.7 million during the six months ended June 30, 2003 from $12.3 million for the same period in 2002 but decreased as a percentage of revenue to 9.6% in 2003 from 10.0% in 2002. The $0.4 million increase is attributed to an increase in software development and enhancement costs in U.S. Media services.

     Operating Income. Operating income increased 8.0% to $43.8 million for the six months ended June 30, 2003 from $40.5 million for the same period in 2002. Operating margin decreased to 32.9% in 2003 from 33.1% in 2002.

     Equity in Net Income of Affiliate. Equity in net income of affiliate did not vary significantly.

     Interest Expense. Interest expense decreased 23.6% to $6.8 million for the six months ended June 30, 2003 from $8.9 million for the same period in 2002. The decrease is primarily attributed to having a $39.9 million lower average debt principal balance outstanding under the Company’s revolving credit facility in 2003 compared to 2002.

     Income Tax Expense. Arbitron’s effective tax rate was 39.0% and 38.5% for the six months ended June 30, 2003 and 2002, respectively. The 0.5% increase in the Company’s effective income tax rate resulted from changes in state tax laws and changes in certain state tax apportionment factors.

     Net Income. Net income increased 15.6% to $24.1 million for the six months ended June 30, 2003 from $20.9 million for the same period in 2002.

     EBIT and EBITDA. EBIT increased 8.0% to $46.0 million and EBITDA increased 8.4% to $48.4 million for the six months ended June 30, 2003 from $42.6 million and $44.7 million, respectively, for the same period in 2002. Arbitron has presented EBIT and EBITDA as supplemental information that management of Arbitron believes may be useful to investors to evaluate Arbitron’s results because they exclude certain items that are not directly related to the Company’s core operating performance. EBIT and EBITDA should not be considered substitutes either for net income, as an indicator of Arbitron’s operating performance, or for cash flow, as a measure of Arbitron’s liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies.

Liquidity and Capital Resources

     As of June 30, 2003, the Company had $45.1 million in available cash and cash equivalents. In addition, the Company had $42.5 million in available borrowings under its bank credit facility. Management expects that cash flow generated from operations, as well as available borrowings from its bank credit facility, if necessary, will be sufficient to support the Company’s operations for the foreseeable future.

     Net cash provided by operating activities was $28.1 million and $28.5 million for the six month periods ended June 30, 2003 and 2002, respectively, a decrease of $0.4 million. The Company’s utilization of deferred tax assets was $1.4 million and $10.4 million in 2003 and 2002, respectively. This $9.0 million decrease was mitigated by higher net income in 2003 ($3.2 million increase), higher distributions from affiliate ($0.9 million), higher tax benefit from stock option exercises in 2003 ($0.7 million) as well as an increase in accrued income taxes of $3.4 million.

     Net cash used in investing activities was $1.4 million and $19.8 million for the six month periods ended June 30, 2003 and 2002, respectively, a decrease of $18.4 million. The decrease is primarily attributed to $15.0 million of payments to the former owners of RADAR during the six months ended June 30, 2002. There were no business acquisition payments during the same period in 2003. The remaining $3.4 million decrease resulted from a decrease in property and equipment additions. The decrease in property and equipment additions is primarily attributed to lower spending in 2003 for hardware and internally developed software related to PPM.

     Net cash used in financing activities was $24.7 million and $5.6 million for the six month periods ended June 30, 2003 and 2002, respectively, an increase of $19.1 million. The increase is mainly attributed to higher debt payments in 2003 compared to 2002, $30.0 million and $10.0 million, respectively. This increase in cash used in financing activities was partly offset by $0.9 million of additional cash proceeds from stock option exercises and stock purchase plans.

     Arbitron’s commitment under its revolving credit facility, which was $225.0 million at inception, was $127.6 million on June 30, 2003. The commitment is reduced annually in accordance with mandatory commitment reduction and excess cash flow provisions.

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

     In July 2003, Arbitron entered into an extension of the radio ratings license agreement with Infinity Broadcasting for those contracts which were up for renewal, which gives their stations access to our quarterly radio ratings up to but not including the release of the Spring 2004 radio survey as well as access to additional services currently provided. Those Infinity contracts that were extended, collectively accounted for 9 percent of Arbitron’s revenue in 2002. In addition, in July 2003, Arbitron also entered into a new multi-year license agreement with ABC Radio for radio ratings and additional services.

     Arbitron cannot give any assurances that it will retain current customers or that it could replace the revenue that could be lost if a key customer failed to renew its agreement with Arbitron.

     In response to the requests of both our customers and Nielsen Media Research, Arbitron has delayed the commercialization timetable for PPM, as well as the timing for the possible formation of a joint venture with Nielsen Media Research for the commercial deployment of the Portable People Meter in the United States. The Company continues to discuss the possible formation of a PPM joint venture with Nielsen Media Research. In the first quarter of 2003, Arbitron and Nielsen Media Research entered into an agreement to expand their relationship to include a number of research initiatives that will be supported in part by increasing the financial involvement and commitment of resources from Nielsen Media Research. During 2003, Arbitron and Nielsen Media Research are performing major response rate tests and continue research on the Portable People Meter. The introduction of the PPM could be delayed if Arbitron does not form a joint venture. In that event, Arbitron would revise its plans and assumptions relating to the timing of the PPM commercialization which could include developing a PPM plan without syndicated television ratings. Additionally, agreements with some customers may be of a shorter than normal term until more detailed analysis of PPM data is completed and a commercialization plan into other markets is established. It is expected that with this additional analysis these customers will have a fuller understanding of the value of the PPM service, which will then serve as the basis for longer-term renewal contract negotiations.

     In addition to the proposed joint venture with Nielsen Media Research, Arbitron began testing additional marketing research applications of the Portable People Meter technology in 2003. One application being tested is to use the Portable People Meter as the media collection tool for a national marketing oriented panel designed to correlate advertising with shopping behavior and sales. The objective is to provide multi-media exposure data combined with single source sales data to produce a measure of advertising effectiveness for advertisers, agencies and broadcasters.

     The continuing development and commercialization of the PPM service will require significant capital resources and will increase our operating costs over the next several years.

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

ITEM 4. CONTROLS AND PROCEDURES

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14, promulgated under the Securities Exchange Act of 1934, as of the end of the most recently completed quarter. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Arbitron’s annual meeting of stockholders was held on May 20, 2003. There were 29,725,177 shares of Arbitron common stock outstanding and entitled to vote at the annual meeting. Of the 29,725,177 shares of Arbitron common stock entitled to vote at the annual meeting, a total of 26,267,960 shares were present in person or by proxy at the annual meeting.

     The following people designated by Arbitron’s Board of Directors as nominees for director were elected at the annual meeting, with the voting as follows:

Nominee	Votes For	Votes Withheld

Erica Farber	25,138,583	1,129,377
Kenneth F. Gorman	24,982,111	1,285,849
Philip Guarascio	25,137,411	1,130,549
Larry E. Kittelberger	24,981,998	1,285,962
Stephen B. Morris	25,137,338	1,130,622
Luis G. Nogales	25,137,858	1,130,102
Lawrence Perlman	25,136,807	1,131,153
Richard A. Post	24,982,116	1,285,844

No additional items were on the agenda of the annual meeting of stockholders and no items were brought to a vote during the meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: August 7, 2003