Form 10-Q
period 2003-09-30
ARBITRON INC
filed 2003-11-07
CIK 109758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to _________

Commission file number: 1-1969

ARBITRON INC.

(Exact name of registrant as specified in its charter)

Delaware	52-0278528
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

142 West 57th Street
New York, New York 10019
(Address of principal executive offices) (Zip Code)
(212) 887-1300
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  [X]  No  [  ]

     The registrant had 30,351,893 shares of common stock, par value $0.50 per share, outstanding as of October 31, 2003.

ARBITRON INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ARBITRON INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	September 30,	December 31,
	2003	2002

	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$66,214	$43,095
Trade accounts receivable, net of allowance for doubtful accounts of $1,095 in 2003 and $1,043 in 2002	14,305	20,509
Deferred income taxes	21,819	20,488
Prepaid expenses and other current assets	3,509	2,330

Total current assets	105,847	86,422
Investments in affiliate	6,733	10,249
Property and equipment, net	12,613	12,370
Goodwill, net	32,937	32,937
Other intangibles, net	1,649	2,371
Deferred income taxes	4,594	8,869
Other noncurrent assets	2,945	2,820

Total assets	$167,318	$156,038

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$4,270	$4,475
Accrued expenses and other current liabilities	36,271	24,708
Deferred revenue	49,447	54,746

Total current liabilities	89,988	83,929
Noncurrent liabilities
Long-term debt	115,000	165,000
Other noncurrent liabilities	4,305	7,688

Total liabilities	209,293	256,617
Stockholders’ equity (deficit)
Common stock, $0.50 par value, authorized 500,000 shares, issued 32,336 shares	16,168	16,168
Additional paid-in capital	84,739	69,187
Accumulated earnings (net distributions to Ceridian in excess of accumulated earnings) prior to spin-off	(242,870)	(242,870)
Retained earnings subsequent to spin-off	104,057	62,922
Common stock held in treasury, 2,141 shares and 2,725 shares, respectively	(1,070)	(1,363)
Accumulated other comprehensive loss	(2,999)	(4,623)

Total stockholders’ equity (deficit)	(41,975)	(100,579)

Total liabilities and stockholders’ equity (deficit)	$167,318	$156,038

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30,
	2003	2002

Revenue	$75,319	$69,560
Costs and expenses
Cost of revenue	23,694	20,195
Selling, general and administrative	14,070	13,494
Research and development	6,294	6,168

Total costs and expenses	44,058	39,857
Operating income	31,261	29,703
Proportionate share of net loss of affiliate	(637)	(669)

Income before interest and income tax expense	30,624	29,034
Interest income	174	162
Interest expense	2,911	4,119

Income before income tax expense	27,887	25,077
Income tax expense	10,876	9,655

Net income	$17,011	$15,422

Net income per weighted average common share
Basic	$0.56	$0.52
Diluted	$0.55	$0.51
Weighted average common shares used in calculations
Basic	30,127	29,492
Potentially dilutive securities	635	589

Diluted	30,762	30,081

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Nine Months Ended
	September 30,
	2003	2002

Revenue	$208,121	$191,971
Costs and expenses
Cost of revenue	71,933	64,148
Selling, general and administrative	42,160	39,157
Research and development	18,989	18,439

Total costs and expenses	133,082	121,744
Operating income	75,039	70,227
Equity in net income of affiliate	1,584	1,398

Income before interest and income tax expense	76,623	71,625
Interest income	547	424
Interest expense	9,736	13,053

Income before income tax expense	67,434	58,996
Income tax expense	26,299	22,714

Net income	$41,135	$36,282

Net income per weighted average common share
Basic	$1.38	$1.24
Diluted	$1.35	$1.21
Weighted average common shares used in calculations
Basic	29,859	29,359
Potentially dilutive securities	579	645

Diluted	30,438	30,004

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2003	2002

Cash flows from operating activities
Net income	$41,135	$36,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,856	2,296
Other amortization	722	869
Loss on disposals of property and equipment	102	—
Asset impairment charges	178	—
Deferred income taxes	2,011	18,571
Equity in net income of affiliate	(1,584)	(1,398)
Distributions from affiliate	5,100	3,750
Bad debt expense	225	298
Tax benefit from stock option exercises	2,791	1,795
Changes in operating assets and liabilities
Trade accounts receivable	6,027	1,062
Prepaid expenses and other assets	(882)	(1,088)
Accounts payable	(228)	(1,431)
Accrued expenses and other current liabilities	11,532	(110)
Deferred revenue	(5,308)	(7,661)
Other noncurrent liabilities	(915)	89

Net cash provided by operating activities	63,762	53,324
Cash flows from investing activities
Additions to property and equipment	(3,369)	(5,730)
Payment for business acquisition	—	(15,000)

Net cash used in investing activities	(3,369)	(20,730)
Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	12,647	6,140
Repayment of long-term debt	(50,000)	(30,000)

Net cash used in financing activities	(37,353)	(23,860)
Effect of exchange rate changes on cash and cash equivalents	79	159

Net increase in cash and cash equivalents	23,119	8,893
Cash and cash equivalents at beginning of period	43,095	21,043

Cash and cash equivalents at end of period	$66,214	$29,936

See notes to consolidated financial statements.

ARBITRON INC.
Notes to Consolidated Financial Statements
September 30, 2003
(unaudited)

1.     Basis of Presentation and Consolidation

Presentation

     The accompanying unaudited financial statements of Arbitron Inc. (the “Company” or “Arbitron”) have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered for fair presentation have been included. Certain amounts in the financial statements for prior periods have been reclassified to conform to the current period’s presentation. The consolidated balance sheet as of December 31, 2002 was derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Consolidation

     The consolidated financial statements of Arbitron reflect the consolidated financial position, results of operations and cash flows of Arbitron Inc. and its subsidiaries: Arbitron Holdings Inc., Ceridian Infotech (India) Private Limited, CSW Research Limited and Euro Fieldwork Limited.

2.     Pro Forma Disclosures of Stock Based Compensation

     The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transitions and Disclosures) established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

ARBITRON INC.
Notes to Consolidated Financial Statements – Continued
September 30, 2003
(unaudited)

2.     Pro Forma Disclosures of Stock Based Compensation - Continued

     The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income, as reported	$17,011	$15,422	$41,135	$36,282
Less: Stock-based compensation expense determined under fair value method, net of tax	843	1,251	2,391	3,033

Pro forma net income	$16,168	$14,171	$38,744	$33,249

Diluted net income per weighted average common share, as reported	$0.55	$0.51	$1.35	$1.21
Pro forma diluted net income per weighted average common share	$0.53	$0.46	$1.28	$1.09
Options granted to employees	11	9	577	540
Weighted-average exercise price	$35.30	$30.23	$34.71	$34.67
Weighted-average fair value	$7.93	$4.94	$7.54	$8.03
Weighted-average assumptions:
Expected lives in years	4	4	4	4
Expected volatility	23.4%	24.8%	23.5%	24.8%
Expected dividend rate	—	—	—	—
Risk-free interest rate	2.36%	2.75%	2.42%	2.75%

3.     Long-term Debt

     Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2003	2002

Senior fixed rate notes	$50,000	$50,000
Long-term revolving credit facility	65,000	115,000

	$115,000	$165,000

     On January 31, 2001, the Company entered into a $225.0 million five-year revolving credit agreement with a consortium of banks (“Credit Facility”). On March 29, 2001, in connection with the Company’s spin-off of Ceridian Corporation (“Ceridian”) in March 2001, $200.0 million was drawn on the Credit Facility and distributed to Ceridian.

     The Credit Facility has two borrowing options, a Eurodollar rate option or a base rate option, as defined in the agreement. Under the Eurodollar option, the Company may elect interest periods of one, two, three or six months at the inception date and each renewal date. Borrowings under the Eurodollar option bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 2.00% to 2.75%. Borrowings under the base rate option bear interest at the higher of the lead lender’s prime rate or the Federal Funds rate plus 50 basis points, plus a

ARBITRON INC.
Notes to Consolidated Financial Statements – Continued
September 30, 2003
(unaudited)

3.     Long-term Debt - Continued

margin of .50% to 1.25%. The specific margins, under both options, are determined based on the Company’s ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio), and are adjusted every 90 days. The agreement contains a commitment fee provision whereby the Company is charged a fee, ranging from .375% to .550%, applied to the unused portion of the facility. Under the terms of the Credit Facility, the Company is required to maintain certain other financial ratios, in addition to the leverage ratio, and meet other financial conditions. The agreement limits, among other things, the Company’s ability to buy or sell assets, incur additional indebtedness, grant or incur liens on its assets, repay indebtedness other than the Credit Facility, make investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations. The effective interest rate on the Credit Facility borrowings outstanding as of September 30, 2003 was 7.02%.

     Arbitron’s commitment under its revolving Credit Facility, which was $225.0 million at inception, was reduced to $185.2 million and $127.6 million on April 1, 2002 and March 31, 2003, respectively, in accordance with the mandatory commitment reduction and excess cash flow provisions. Available borrowings under the Credit Facility were $62.5 million as of September 30, 2003.

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

4.     Interest Rate Swap

     The Company entered into an interest rate swap agreement effective March 29, 2001 to hedge its exposure to fluctuations in interest rates relating to its outstanding variable rate debt. The contract’s notional amount was $200.0 million at inception and declines each quarter over the life of the contract in proportion to the Company’s estimated outstanding balance on its revolving Credit Facility. Under the terms of the contract, the Company pays a fixed rate of 5.02% and receives LIBOR, which resets every 90 days. The contract matures on December 31, 2004. The interest rate swap agreement was designated as a cash flow hedge, and was designed to be entirely effective by matching the terms of the swap agreement with the debt. The base rate for both the variable rate debt and the swap is LIBOR and the instruments have the same renewal dates over the lives of the instruments. The fair value of the cash flow hedge was recorded as a non-current liability and the offsetting unrealized loss was recorded in accumulated other comprehensive loss as of September 30, 2003 and December 31, 2002.

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

ARBITRON INC.
Notes to Consolidated Financial Statements – Continued
September 30, 2003
(unaudited)

5.     Stockholders’ Equity (Deficit)

     Changes in stockholders’ equity (deficit) for the nine month period ended September 30, 2003 were as follows (in thousands):

	Balance			Tax Benefit	Other	Balance
	as of		Common	from Stock	Compre-	as of
	December 31,	Net	Stock	Option	hensive	Sept. 30,
	2002	Income	Issued	Exercises	Income	2003

Common stock	$16,168	$—	$—	$—	$—	$16,168
Additional paid-in capital	69,187	—	12,761	2,791	—	84,739
Accumulated earnings (net distributions to Ceridian in excess of earnings)	(242,870)	—	—	—	—	(242,870)
Retained earnings subsequent to spin-off	62,922	41,135	—	—	—	104,057
Common stock held in treasury	(1,363)	—	293	—	—	(1,070)
Accumulated other comprehensive income (loss)	(4,623)	—	—	—	1,624	(2,999)

Total stockholders’ equity (deficit)	$(100,579)	$41,135	$13,054	$2,791	$1,624	$(41,975)

Number of shares outstanding	29,611	—	584	—	—	30,195

6.     Net Income Per Weighted Average Common Share

     The computations of basic and diluted net income per weighted average common share for the three month and six month periods ended September 30, 2003 and 2002, are based on Arbitron’s weighted average shares of common stock and potentially dilutive securities outstanding, respectively.

     Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period.

ARBITRON INC.
Notes to Consolidated Financial Statements – Continued
September 30, 2003
(unaudited)

7.	Comprehensive Income

     The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, changes in additional minimum pension liabilities and changes in unrealized gains and losses on interest rate swap agreements.

     The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income	$17,011	$15,422	$41,135	$36,282
Items of other comprehensive income
Foreign currency translation adjustments	18	73	91	194
Change in unrealized gain (loss) on interest rate swap	840	(760)	2,467	(622)
Income tax expense (benefit)	(317)	287	(934)	235

Comprehensive income	$17,552	$15,022	$42,759	$36,089

     The components of accumulated other comprehensive loss as of September 30, 2003 and December 31, 2002 are as follows (in thousands):

	September 30,	December 31,
	2003	2002

Foreign currency translation adjustment	$21	$(70)
Unrealized loss on interest rate swap	(1,829)	(4,296)
Additional minimum pension liability	(3,026)	(3,026)
Income tax benefit	1,835	2,769

Accumulated other comprehensive loss	$(2,999)	$(4,623)

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

Forward-Looking Statements

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations about future events, which Arbitron has derived from information currently available to it. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied in such forward-looking statements. These risks and uncertainties include whether we will be able to:

•	renew all or part of contracts with large customers as they expire;

•	successfully execute our business strategies, including timely implementation of our Portable People Meter services, as well as expansion of international operations;

•	effectively manage the impact of further consolidation in the radio industry;

•	keep up with rapidly changing technological needs of our customer base, including creating new products and services that meet these needs;

•	successfully manage the impact on our business of any economic downturn generally and in the advertising market in particular; and

•	successfully manage the impact on costs of data collection due to privacy concerns and/or government regulations.

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

Overview

     Arbitron is an international media and marketing research firm primarily serving radio, cable, advertising agencies, advertisers, outdoor and out of home media and, through its Scarborough joint venture, broadcast television and print media. Arbitron currently has four main businesses:

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

     Arbitron also provides software applications that give its customers access to Arbitron’s estimates resident in its proprietary database and enable them to more effectively analyze and understand that information for sales, management and programming purposes.

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

     Arbitron’s quantitative radio audience measurement business and software sales have historically accounted for a majority of its revenue. The radio audience measurement service and related software sales represented approximately 89 percent of Arbitron’s revenue for the nine months ended September 30, 2003. Arbitron’s revenue from domestic sources and international sources was 95 percent and five percent, respectively, for the nine months ended September 30, 2003.

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

Governmental Regulation of Telemarketing

     Federal and State governmental regulations restrict telemarketing to individuals who request to be included on a do-not-call list. Currently these regulations do not apply to survey research. If the laws are extended to include survey research, Arbitron’s ability to recruit participants for its surveys could be adversely affected. Arbitron would need to investigate alternatives to our current methodology, including using panels for its surveys and recontacting previous consenters. In addition, federal regulations ban calls made by autodialers to wireless lines where the party is charged for the call and where there is no consent from the party. Effective November 24, 2003, consumers will be able to take their wireless number to their wireline carrier, and likewise, a wireline number may be taken to a wireless carrier. This will make it more difficult for Arbitron to identify wireless numbers in advance of placing an autodialed call. Arbitron is working with industry associations to reconcile the wireless phone prohibition with the new local phone number portability rules. We will also investigate using the services of companies that track wireless numbers.

Customer Contract Renewals

     Infinity Broadcasting (Infinity) is Arbitron’s second largest customer and represented approximately 11 percent of Arbitron’s revenue in 2002. Of the 11 percent of revenue Infinity represents, approximately nine percent was up for renewal in April 2003. In July 2003, Arbitron entered into an extension of the radio ratings license agreement with Infinity which gives its stations access to our quarterly radio ratings up to but not including the release of the Spring 2004 radio survey as well as continued access to additional services currently provided. In addition, Arbitron entered into an extension of its qualitative services license agreements with Infinity, which gives its stations access to our qualitative services up to but not including the second 2004 release of qualitative data.

     Arbitron cannot give any assurances that it will retain current customers or that it could replace the revenue that could be lost if a key customer failed to renew all or part of its agreement with Arbitron.

Critical Accounting Policies and Estimates

     Critical accounting policies and estimates are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments. The Company’s most critical accounting policy relates to the capitalization and recovery of software development costs.

     The Company capitalizes software development costs with respect to major product initiatives or enhancements, which are incurred during the period from the time of technological feasibility until the time that the software is ready for use. To the extent that software is being developed for use by customers or to support data collection activities, the Company also considers the recovery of such costs through future revenue streams in its decision to capitalize software development costs. Once the software is placed in service, the capitalized costs are generally amortized over periods of three to five years. If events or changes in circumstances indicate that the carrying value of software may not be recovered, a recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the software in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the software cost is written down to estimated fair value and an impairment loss is recognized. The Company’s estimates are subject to revision as market conditions and management’s assessments change. As of September 30, 2003, the Company’s internally developed capitalized Portable People Meter (“PPM” or the “Portable People Meter”) software had a carrying amount of $2.8 million.

Results of Operations

Comparison of the Three Months Ended September 30, 2003 to the Three Months Ended September 30, 2002

     The following table sets forth information with respect to the consolidated statements of income of Arbitron:

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

			Increase		Percentage of
	Three Months Ended		(Decrease)		Revenue
	September 30,
	2003	2002	Dollars	Percent	2003	2002

Revenue	$75,319	$69,560	$5,759	8.3%	100.0%	100.0%
Costs and expenses
Cost of revenue	23,694	20,195	3,499	17.3%	31.5%	29.0%
Selling, general and administrative	14,070	13,494	576	4.3%	18.7%	19.4%
Research and development	6,294	6,168	126	2.0%	8.3%	8.9%

Total costs and expenses	44,058	39,857	4,201	10.5%	58.5%	57.3%
Operating income	31,261	29,703	1,558	5.2%	41.5%	42.7%
Proportionate share of net loss of affiliate	(637)	(669)	(32)	(4.8%)	(0.8%)	(1.0%)

Income before interest and income tax expense	30,624	29,034	1,590	5.5%	40.7%	41.8%
Interest income	174	162	12	7.4%	0.2%	0.2%
Interest expense	2,911	4,119	(1,208)	(29.3%)	3.9%	5.9%

Income before income tax expense	27,887	25,077	2,810	11.2%	37.0%	36.1%
Income tax expense	10,876	9,655	1,221	12.6%	14.4%	13.9%

Net income	$17,011	$15,422	$1,589	10.3%	22.6%	22.2%

Net income per weighted average common share
Basic	$0.56	$0.52	$0.04	7.7%
Diluted	$0.55	$0.51	$0.04	7.8%
Other data
EBIT	$30,624	$29,034	$1,590	5.5%
EBITDA	$31,819	$30,138	$1,681	5.6%
EBIT and EBITDA Reconciliation
Net income	$17,011	$15,422	$1,589
Income tax expense	10,876	9,655	1,221
Interest income	174	162	12
Interest expense	2,911	4,119	(1,208)

EBIT	30,624	29,034	1,590
Depreciation and amortization	1,195	1,104	91

EBITDA	$31,819	$30,138	$1,681

     Revenue. Revenue increased 8.3% to $75.3 million for the three months ended September 30, 2003 from $69.6 million for the same period in 2002. Approximately $5.4 million of the increase is due to increases in the ratings and qualitative subscriber base, analytical software applications and escalations in multi-year customer contracts and contract renewals. International PPM equipment sales and licensing revenue accounted for $0.3 million of the increase. There were no PPM equipment sales in 2002.

     Cost of Revenue. Cost of revenue increased 17.3% to $23.7 million for the three months ended September 30, 2003 from $20.2 million for the same period in 2002, and increased as a percentage of revenue to 31.5% in 2003 from 29.0% in 2002. The overall increase of $3.5 million was primarily related to increases in U.S. Media (Arbitron’s core quantitative, qualitative and software application services) data collection costs ($2.0 million), royalties ($0.6 million), U.S. Media survey methods research ($0.3 million) and the cost of Portable People Meter equipment sold ($0.2 million).

     Selling, General and Administrative. Selling, general and administrative expenses increased 4.3% to $14.1 million for the three months ended September 30, 2003 from $13.5 million for the same period in 2002 but declined as a percentage of revenue to 18.7% in 2003 from 19.4% in 2002. The increase of $0.6 million is primarily attributed to an increase in U.S. Media selling expenses ($0.4 million) and commissions ($0.3 million).

     Research and Development. Research and development increased 2.0% to $6.3 million during the three months ended September 30, 2003 from $6.2 million for the same period in 2002 but decreased as a percentage of revenue to 8.3% in 2003 from 8.9% in 2002. The $0.1 million increase is attributed to an increase in software development and enhancement costs in U.S. Media services ($1.7 million) offset by lower PPM research and development ($1.4 million).

     Operating Income. Operating income increased 5.2% to $31.3 million for the three months ended September 30, 2003 from $29.7 million for the same period in 2002. Operating margin declined to 41.5% in 2003 from 42.7% in 2002.

     Proportionate share of Net Loss of Affiliate. Proportionate share of net loss of affiliate (relating to the Company’s Scarborough joint venture) did not vary significantly. Scarborough experiences losses during the first and third quarters of each year because most of its services are delivered and revenue is recognized in the second and fourth quarters.

     Interest Expense. Interest expense decreased 29.3% to $2.9 million for the three months ended September 30, 2003 from $4.1 million for the same period in 2002. The decrease is primarily attributed to a $60.0 million decline in the average outstanding debt under the Company’s revolving Credit Facility in 2003 compared to 2002. The commitment level and effective interest rates were also lower than in 2002.

     Income Tax Expense. Arbitron’s effective tax rate was 39.0% and 38.5% for the three months ended September 30, 2003 and 2002, respectively. The 0.5% increase in the Company’s effective income tax rate resulted from changes in state tax laws and changes in certain state tax apportionment factors.

     Net Income. Net income increased 10.3% to $17.0 million for the three months ended September 30, 2003 from $15.4 million for the same period in 2002.

     EBIT and EBITDA. Earnings before interest and income taxes (“EBIT”) increased 5.5% to $30.6 million and earnings before interest, income taxes, depreciation and amortization (“EBITDA”) increased 5.6% to $31.8 million for the three months ended September 30, 2003 from $29.0 million and $30.1 million, respectively, for the same period in 2002. Arbitron has presented EBIT and EBITDA as supplemental information that management of Arbitron believes may be useful to investors to evaluate the Company’s results because they exclude certain items that are not directly related to the Company’s core operating performance. EBIT and EBITDA should not be considered substitutes either for net income, as an indicator of Arbitron’s operating performance, or for cash flow, as a measure of Arbitron’s liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies.

Comparison of the Nine Months Ended September 30, 2003 to the Nine Months Ended September 30, 2002

     The following table sets forth information with respect to the consolidated statements of income of Arbitron:

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

			Increase		Percentage of
	Nine Months Ended		(Decrease)		Revenue
	September 30,
	2003	2002	Dollars	Percent	2003	2002

Revenue	$208,121	$191,971	$16,150	8.4%	100.0%	100.0%
Costs and expenses
Cost of revenue	71,933	64,148	7,785	12.1%	34.6%	33.4%
Selling, general and administrative	42,160	39,157	3,003	7.7%	20.3%	20.4%
Research and development	18,989	18,439	550	3.0%	9.1%	9.6%

Total costs and expenses	133,082	121,744	11,338	9.3%	64.0%	63.4%
Operating income	75,039	70,227	4,812	6.9%	36.0%	36.6%
Equity in net income of affiliate	1,584	1,398	186	13.3%	0.8%	0.7%

Income before interest and income tax expense	76,623	71,625	4,998	7.0%	36.8%	37.3%
Interest income	547	424	123	29.0%	0.3%	0.2%
Interest expense	9,736	13,053	(3,317)	(25.4%)	4.7%	6.8%

Income before income tax expense	67,434	58,996	8,438	14.3%	32.4%	30.7%
Income tax expense	26,299	22,714	3,585	15.8%	12.6%	11.8%

Net income	$41,135	$36,282	$4,853	13.4%	19.8%	18.9%

Net income per weighted average common share
Basic	$1.38	$1.24	$0.14	11.3%
Diluted	$1.35	$1.21	$0.14	11.6%
Other data
EBIT	$76,623	$71,625	$4,998	7.0%
EBITDA	$80,201	$74,791	$5,410	7.2%
EBIT and EBITDA Reconciliation
Net income	$41,135	$36,282	$4,853
Income tax expense	26,299	22,714	3,585
Interest income	547	424	123
Interest expense	9,736	13,053	(3,317)

EBIT	76,623	71,625	4,998
Depreciation and amortization	3,578	3,166	412

EBITDA	$80,201	$74,791	$5,410

     Revenue.  Revenue increased 8.4% to $208.1 million for the nine months ended September 30, 2003 from $192.0 million for the same period in 2002. Approximately $15.4 million of the increase is due to increases in the ratings and qualitative subscriber base, analytical software applications and escalations in multi-year customer contracts and contract renewals. International PPM equipment sales and licensing revenue accounted for $0.8 million of the increase.

     Cost of Revenue. Cost of revenue increased 12.1% to $71.9 million for the nine months ended September 30, 2003 from $64.1 million for the same period in 2002, and increased as a percentage of revenue to 34.6% in 2003 from 33.4% in 2002. The overall increase of $7.8 million was primarily due to increases in data collection costs ($4.5 million), royalties ($1.4 million), Portable People Meter ($0.5 million), cost of PPM equipment sold ($0.5 million), U.S. Media computer center costs ($0.4 million) and U.S. Media survey methods research ($0.3 million), which were partially offset by lower internet broadcast services costs ($0.5 million).

     Selling, General and Administrative. Selling, general and administrative expenses increased 7.7% to $42.2 million for the nine months ended September 30, 2003 from $39.2 million for the same period in 2002 and decreased as a percentage of revenue to 20.3% in 2003 from 20.4% in 2002. The increase of $3.0 million is primarily attributed to an increase in U.S. Media selling expenses ($1.3 million), facilities costs ($0.8 million), commissions ($0.8 million) and U.S. Media finance and legal expenses ($0.7 million), which were partially offset by lower internet broadcast services ($0.6 million).

     Research and Development. Research and development increased 3.0% to $19.0 million during the nine months ended September 30, 2003 from $18.4 million for the same period in 2002 but decreased as a percentage of revenue to 9.1% in 2003 from 9.6% in 2002. The $0.6 million increase is attributed to an increase in software development and enhancement costs in U.S. Media services ($1.7 million) partially offset by lower PPM ($1.4 million) and internet broadcast services ($0.5 million).

     Operating Income. Operating income increased 6.9% to $75.0 million for the nine months ended September 30, 2003 from $70.2 million for the same period in 2002. Operating margin decreased to 36.0% in 2003 from 36.6% in 2002.

     Equity in Net Income of Affiliate. Equity in net income of affiliate (relating to the Company’s Scarborough joint venture) increased 13.3% to $1.6 million for the nine months ended September 30, 2003 from $1.4 million for the same period in 2002.

     Interest Expense.  Interest expense decreased 25.4% to $9.7 million for the nine months ended September 30, 2003 from $13.1 million for the same period in 2002. The decrease is primarily attributed to having a $46.7 million lower average debt principal balance outstanding under the Company’s revolving Credit Facility in 2003 compared to 2002. The commitment level and effective interest rates are also lower than in 2002.

     Income Tax Expense. Arbitron’s effective tax rate was 39.0% and 38.5% for the nine months ended September 30, 2003 and 2002, respectively. The 0.5% increase in the Company’s effective income tax rate resulted from changes in state tax laws and changes in certain state tax apportionment factors.

     Net Income. Net income increased 13.4% to $41.1 million for the nine months ended September 30, 2003 from $36.3 million for the same period in 2002.

     EBIT and EBITDA. EBIT increased 7.0% to $76.6 million and EBITDA increased 7.2% to $80.2 million for the nine months ended September 30, 2003 from $71.6 million and $74.8 million, respectively, for the same period in 2002. Arbitron has presented EBIT and EBITDA as supplemental information that management of Arbitron believes may be useful to investors to evaluate the Company’s results because they exclude certain items that are not directly related to the Company’s core operating performance. EBIT and EBITDA should not be considered substitutes either for net income, as an indicator of Arbitron’s operating performance, or for cash flow, as a measure of Arbitron’s liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies.

Liquidity and Capital Resources

     As of September 30, 2003, the Company had $66.2 million in available cash and cash equivalents. In addition, the Company had $62.5 million in available borrowings under its Credit Facility. Management expects that cash flow generated from operations, as well as available borrowings from its Credit Facility, if necessary, will be sufficient to support the Company’s operations for the foreseeable future.

     Net cash provided by operating activities was $63.8 million and $53.3 million for the nine month periods ended September 30, 2003 and 2002, respectively, an increase of $10.4 million. An increase in accrued income taxes of $11.9 million, which is included in the caption “Accrued expenses and other current liabilities” in the Statements of Cash Flows, is the result of the Company using the last of its Federal net operating loss carryforwards in 2002. Other increases in cash provided by operating activities include: decreased trade accounts receivable ($5.0 million), higher net income in 2003 ($4.9 million), a smaller decline in deferred revenue ($2.4 million), higher distributions from affiliate ($1.4 million) and higher tax benefit from stock option exercises ($1.0 million). These increases were mitigated by a higher utilization of deferred tax assets by $16.6 million in 2002 than in 2003.

     Net cash used in investing activities was $3.4 million and $20.7 million for the nine month periods ended September 30, 2003 and 2002, respectively. The decrease is primarily attributed to $15.0 million of payments to the former owners of RADAR during the nine months ended September 30, 2002. There were no business acquisition payments during the same period in 2003. The remaining $2.3 million decrease resulted from a decrease in property and equipment additions. The decrease in property and equipment additions is primarily attributed to lower spending in 2003 for hardware and internally developed software related to PPM.

     Net cash used in financing activities was $37.4 million and $23.9 million for the nine month periods ended September 30, 2003 and 2002, respectively, an increase of $13.5 million. The increase is mainly attributed to higher debt payments in 2003 compared to 2002, $50.0 million and $30.0 million, respectively. This increase in cash used in financing activities was partly offset by $6.5 million of additional cash proceeds from stock option exercises and the Company’s stock purchase plan.

     Arbitron’s commitment under its revolving Credit Facility, which was $225.0 million at inception, was $127.6 million on September 30, 2003. The commitment is reduced annually in accordance with mandatory commitment reduction and excess cash flow provisions.

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

     In 2002, Clear Channel Communications, Inc. and Infinity Broadcasting Corp. (Infinity) represented approximately 21 percent and 11 percent, respectively, of Arbitron’s revenue. Arbitron’s agreements with these customers are not exclusive and contain no renewal obligations.

     In July 2003, Arbitron entered into an extension of the radio ratings license agreement with Infinity for those contracts which came up for renewal in April 2003, which gives its stations access to our quarterly radio ratings up to but not including the release of the Spring 2004 radio survey as well as access to additional services currently provided. In addition, Arbitron entered into an extension of its qualitative services license agreements with Infinity, which gives its stations access to our qualitative services up to but not including the second 2004 release of qualitative data. The Infinity contracts that were extended collectively accounted for approximately nine percent of Arbitron’s revenue in 2002.

     Arbitron cannot give any assurances that it will retain current customers or that it could replace the revenue that could be lost if a key customer failed to renew all or part of its agreement with Arbitron.

     In response to the requests of both our customers and Nielsen Media Research, Arbitron has slowed the commercialization timetable for PPM, as well as the timing for the possible formation of a joint venture with Nielsen Media Research for the commercial deployment of the Portable People Meter in the United States. The Company continues to discuss the possible formation of a PPM joint venture with Nielsen Media Research. In the first quarter of 2003, Arbitron and Nielsen Media Research entered into an agreement to expand their relationship to include a number of research initiatives that are supported in part by increased financial involvement and commitment of resources from Nielsen Media Research. During 2003, Arbitron and Nielsen Media Research are performing major response rate tests and continue research on the Portable People Meter. In October 2003, Arbitron and Nielsen Media Research announced that the initial results from tests of two separate recruitment methods have been positive. These methods increased the rate at which consumers agreed to participate in PPM surveys to a level that is in the range that both Arbitron and Nielsen Media Research wanted to achieve. The response rate test will now focus on confirming that acceptable rates can be sustained over time.

     The introduction of the PPM could be delayed if Arbitron does not form a joint venture. In that event, Arbitron would revise its business and financial plans and assumptions relating to the timing of the PPM commercialization which could include developing a PPM plan without syndicated television ratings. Additionally, agreements with some customers may be of a shorter than normal term until more detailed analysis of PPM data is completed and a commercialization plan is established. It is expected that with this additional analysis these customers will have a fuller understanding of the value of the PPM service, which will then serve as the basis for longer-term renewal contract negotiations.

     In addition to the proposed joint venture with Nielsen Media Research, Arbitron began testing additional marketing research applications of the Portable People Meter technology in 2003. One application being tested is to use the Portable People Meter as the media collection tool for a national marketing oriented panel designed to correlate advertising with shopping behavior and sales. The objective is to provide multi-media exposure data combined with single source sales data to produce a measure of advertising effectiveness for advertisers, agencies and broadcasters. This would be a new type of service for which market acceptance is not yet known.

     The continuing development and commercialization of the PPM service will require significant capital resources and will increase our operating costs over the next several years. In the event Arbitron decides to commercialize either a PPM ratings service or a PPM marketing application service there could be significant start-up expenses that could adversely affect Arbitron’s financial results.

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

William J. Walsh
Executive Vice President of Finance and Planning and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal accounting officer)

Date: November 7, 2003