Form 10-K
period 2003-12-31
ARBITRON INC
filed 2004-03-05
CIK 109758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003 or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number: 1-1969

Arbitron Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-0278528 (I.R.S. Employer Identification No.)

142 West 57th Street

New York, New York 10019
(Address of principal executive offices) (Zip Code)

(212) 887-1300

(Registrant’s telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Registered	Name of Each Exchange on Which Registered

Common Stock, par value $0.50 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

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

      The aggregate market value of the registrant’s common stock as of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter (based upon the closing sale price of Arbitron’s common stock as reported by the New York Stock Exchange on that date), excluding outstanding shares beneficially owned by executive officers and directors of Arbitron, was approximately $1,071,400,000.

      Common stock, par value $0.50 per share, outstanding as of February 27, 2004: 30,840,902 shares

DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2004 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2003.

      Arbitron owns or has the rights to various trademarks, trade names or service marks used in its radio audience measurement business and subsidiaries, including the following: the Arbitron name and logo, RetailDirect®, RADAR®, Tapscan®, Tapscan WorldWide®, LocalMotion®, Maximi$er®, Maximi$er® Plus, Arbitron PD Advantage®, Arbitron Portable People Meter™, MapMAKER DirectSM, Media ProfessionalSM, Media Professional PlusSM, QualitapSM, MediaMasterSM, ProspectorSM, and Schedule-ItSM.

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

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations about future events, which Arbitron has derived from information currently available to it. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied in such forward-looking statements. These risks and uncertainties include whether we will be able to:

•	renew all or part of contracts with large customers as they expire;

•	successfully execute our business strategies, including implementation of our Portable People Meter services, as well as expansion of international operations;

•	effectively manage the impact of further consolidation in the radio industry;

•	keep up with rapidly changing technological needs of our customer base, including creating new products and services that meet these needs;

•	successfully manage the impact on our business of any economic downturn generally and in the advertising market; and

•	successfully manage the impact on costs of data collection due to privacy concerns and/or government regulations.

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

Overview

      Arbitron is an international media and marketing research firm primarily serving radio, cable, advertising agencies, advertisers, outdoor and out-of-home media and, through its Scarborough joint venture, broadcast television and print media. Arbitron currently has four main services:

•	measuring radio audiences in local markets in the United States and Mexico;

•	measuring national radio audiences and the audience size of network radio programs and commercials;

•	providing application software used for accessing and analyzing media audience and marketing information data; and

•	providing consumer and media usage information services to radio, cable, advertising agencies, advertisers, outdoor and out-of-home media, Internet broadcasters and, through its Scarborough joint venture, broadcast television and print media.

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

      Arbitron’s Radio All Dimension Audience Research (“RADAR”) service measures national radio audiences and the audience size of network radio programs and commercials.

      Arbitron also provides software applications that give its customers access to Arbitron’s estimates resident in its proprietary database and that enable them to more effectively analyze and understand that information for sales, management and programming purposes.

      In addition to its core radio ratings service, which provides primarily quantitative data such as how many people are listening, Arbitron also provides qualitative data on listeners, viewers and readers that contain detailed socioeconomic information and information on what the respondents buy, where they shop and what forms of media they use. Arbitron provides these qualitative measurements of consumer demographics, retail behavior and media usage in local markets throughout the United States. Arbitron Cable provides qualitative audience information to the advertising sales organizations of local cable companies. Arbitron Outdoor provides these qualitative measurements to outdoor and out-of-home media sales organizations.

      Arbitron Internet Broadcast Services measures the audiences of audio, as well as the audio portion of video content, on the Internet. Effective March 28, 2004, Arbitron will no longer produce its Internet audience measurement monthly and weekly ratings service. Arbitron Internet Broadcast Services plans to offer custom research solutions to the industry. Arbitron will continue to conduct its Internet broadcast and multi-media studies.

      Through its CSW Research Limited subsidiary, Arbitron provides media, advertising, financial, telecommunications and Internet research services in the United Kingdom and elsewhere in Europe.

      Arbitron’s quantitative radio audience measurement business and related software revenues have historically accounted for a substantial majority of its revenue. The radio audience measurement service and related software revenues represented approximately 86 percent of Arbitron’s total 2003 revenue. Arbitron’s revenue from domestic sources and international sources was 95 percent and five percent, respectively, for the year ended December 31, 2003.

Industry Background and Markets

      Since 1965, Arbitron has delivered to the radio industry reliable and timely radio audience information collected from a representative sample of radio listeners. The presence of credible audience estimates in the radio industry has helped radio stations to price and sell advertising time, and advertising agencies and advertisers to purchase advertising time. The Arbitron ratings have also become a valuable tool for use in radio programming, distribution and scheduling decisions.

      The consolidation of radio station ownership in the United States has tended to intensify competition for advertising dollars both within the radio industry and between radio and other forms of media. At the same time, audiences have become more fragmented as a result of greatly increased programming choices and entertainment and media options. As a result, advertisers have increasingly sought to tailor their advertising strategies to target specific demographic groups through specific media. The audience information needs of radio broadcasters, advertising agencies and advertisers have correspondingly become more complex. Increased competition and more complex information requirements have heightened the need of radio broadcasters for improved information management systems and more sophisticated means to analyze this information. In addition, there is a demand for quality radio audience information internationally from global advertisers, United States broadcasters who have acquired broadcasting interests in other countries and an increasing number of private commercial broadcasters in other countries.

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

      Outdoor and out-of-home media advertising companies have indicated a need for demographic audience information to increase their revenues. According to Outdoor Advertising Association of America, Inc., in 2002, advertisers spent $5.2 billion on outdoor and out-of-home media advertising in the United States. In response to this need, Arbitron provides qualitative audience information and software programs that help show advertisers that outdoor and out-of-home advertising is an effective way to reach the people who purchase advertisers’ products and services. In addition, Arbitron has been working with the outdoor and out-

of-home media industry to test methodologies which would provide the industry with its first ever audience ratings service.

Radio Audience Measurement Services

      Collection of Listener Data Through Diary Methodology. Arbitron uses listener diaries to gather radio listening data from sample households in 286 U.S. local markets for which it currently provides radio ratings. Participants in Arbitron surveys are selected at random by telephone number. When participants (known as “diarykeepers”) agree to take part in a survey, they are mailed a small pocket-sized diary and asked to record their listening in it over the course of a seven-day period. Participants are asked to report in their diary what station(s) they are listening to, when they are listening and where they are listening, such as home, car, work or other place. Although survey periods are 12 weeks long, no one keeps a diary for more than seven days. Each diarykeeper receives a diary, instructions for filling it out and a small cash incentive. The incentive varies according to markets, and the range is generally $1.00 to $6.00 for each diarykeeper in the household and up to $10.00 in certain incentive programs for returned diaries. Diarykeepers mail the diaries to Arbitron’s operations center in Columbia, Maryland, where Arbitron conducts a series of quality control checks, enters the information into its database and produces periodic audience measurement estimates. Arbitron processes more than 1.4 million diaries every year to produce its audience listening estimates. All markets are measured at least twice each year, and major markets are measured four times per year. Arbitron’s proprietary data regarding radio audience size and demographics are generally then provided to customers through multiyear license agreements.

      One of the challenges in measuring radio listening is to ensure that the composition of survey respondents is representative of the market being measured. Arbitron strives to achieve representative samples. For example, if eight percent of the population of a given market is composed of women aged 18 to 34, Arbitron works to ensure that eight percent of the diarykeepers in the sample are women aged 18 to 34. Therefore, each diarykeeper’s listening should effectively represent not only the diarykeeper’s personal listening but also the listening of the demographic segment in the market overall. In striving to achieve representative samples, Arbitron provides enhanced incentives to certain demographic segments to encourage participation. In markets with high concentrations of Hispanic households, Arbitron also uses Spanish-language interviewers and materials to reach Spanish-speaking households.

      Arbitron has invested heavily in quality improvements for its radio audience measurement service. Since the early 1990s, Arbitron has implemented programs designed to:

•	encourage higher survey response rates;

•	increase sample by up to 70 percent in a majority of surveyed markets;

•	improve the sample representation of young men;

•	maintain proportional representation of African-Americans and Hispanics;

•	increase survey frequency so that all markets are measured at least twice each year (Spring and Fall) and major markets are measured four times per year (Spring, Summer, Fall and Winter);

•	add consumer socioeconomic questions to its standard radio diary in all markets;

•	add consumer and retail questions to its standard radio diary in small markets; and

•	allow smaller markets to further increase their sample.

      Portable People Meter. In response to a growing demand to develop a more efficient method of capturing media exposure information, Arbitron has developed a Portable People Meter system capable of measuring radio, television, cable, Internet broadcasts, satellite radio and television audiences, and retail store video and audio broadcasts. In addition, the Portable People Meter will help support the media industry’s increased focus on accountability to their advertisers for the investments made by advertisers. The Portable People Meter is a small cell phone-sized device that is worn or carried by a survey participant throughout the day. It automatically detects inaudible codes that radio, broadcast television, cable, Internet and satellite radio and television providers embed in the audio portion of their programming using encoders provided by Arbitron. These proprietary codes identify the media that a participant is exposed to throughout the day without the person having to engage in manual recording activities. At the end of each day, the meter is placed into a base station that recharges the device and sends the collected codes to Arbitron for tabulation.

      There are several advantages of the Portable People Meter system. It is simple and easy for respondents to use. It requires no button pushing (which disrupts media use), no recall, and no effort to identify and write down channels or radio stations tuned to by respondents. The Portable People Meter is able to passively detect exposure to encoded media by identifying each source through unique identification codes.

      Arbitron tested the Portable People Meter in Manchester, England, during 1999. The test results were positive for respondent compliance. The estimates produced using the Portable People Meter were comparable to existing United Kingdom television audience measurements and inconclusive for radio audience estimates.

      Arbitron entered into an agreement on May 31, 2000, with Nielsen Media Research, Inc. (“Nielsen Media Research”), a provider of U.S. television and cable audience measurement services, under which Arbitron granted Nielsen Media Research an option to join Arbitron in the potential commercial deployment of the Portable People Meter in the United States. Nielsen Media Research is currently a subsidiary of VNU, Inc. In the event Nielsen Media Research exercises the option, the parties would form a joint venture to commercially deploy and operate the business of utilizing the Portable People Meter for the collection of listening and viewing audience data. Recognizing that the successful commercial deployment of the Portable People Meter is uncertain and risky at the present time, Arbitron believes that a joint venture with Nielsen Media Research creates a significantly greater likelihood of successful commercial deployment than other alternatives.

      Under the terms of the option agreement, Arbitron and Nielsen Media Research would each be licensed to use the data generated by the jointly deployed Portable People Meter in their respective media measurement services. The division of revenues from Internet data remains to be negotiated by the parties. The costs, expenses and capital expenditures for operating a joint venture would be shared by Arbitron and Nielsen Media Research. Arbitron would receive a royalty from Nielsen Media Research.

      Arbitron retains the right under the option agreement at any time to license, test and/or implement a commercial deployment of the Portable People Meter and the technology contained in the Portable People Meter outside of the United States. In the event Nielsen Media Research exercises its option to form the joint venture in the United States, Nielsen Media Research also has the option to purchase from Arbitron, at fair value, a portion of Arbitron’s interest, up to 49 percent, in all audience measurement business activities arising out of the commercial deployment of the Portable People Meter and the technology contained in the Portable People Meter outside of the United States.

      Arbitron began a U.S. market trial of the Portable People Meter in October 2000. The initial deployment used 200 to 300 survey participants in the Wilmington, Delaware, radio market. The Wilmington test measured media usage for radio, broadcast television and cable at the aggregate level. The audience measurement data were reasonable for each medium. The Portable People Meter technology operated within expectations, and the survey participants were able to install equipment themselves and carried the Portable People Meter with them to a satisfactory degree. In the fourth quarter of 2001, Arbitron began the second phase of its U.S. trial in the Philadelphia television market. A panel of approximately 1,500 people was deployed in the first quarter of 2002. Arbitron began releasing prototype audience estimates at the radio and television station and cable network levels in 2002 along with a software application to use in analyzing the estimates. The prototype estimates were released through the conclusion of the Winter 2003 radio survey and the March 2003 television survey. The results of the trial indicated that broadcasters would cooperate with encoding and that the equipment and technology worked as expected. The ratings data for radio and television were logical and consistent over time. The response rates, however, were below the level that both Arbitron and Nielsen Media Research wanted to achieve.

      In the first quarter of 2003, Arbitron and Nielsen Media Research entered into an agreement to expand their relationship to include a number of research initiatives that are supported in part by increased financial involvement and commitment of resources from Nielsen Media Research. During 2003, Arbitron and Nielsen Media Research performed major response rate tests and continued research on the Portable People Meter. In October 2003, Arbitron and Nielsen Media Research announced that the initial results from tests of two separate respondent recruitment methods were positive. These methods increased the rate of consumer participation in the Portable People Meter survey tests to a level in the range that both Arbitron and Nielsen Media Research wanted to achieve. The response rate test will now focus on confirming that acceptable rates can be sustained over time.

      Based on positive responses from the radio industry, Arbitron expects to focus, in 2004, on another market test to confirm the results of previous tests and demonstrate enhancements to the Portable People Meter system that have been made since the Philadelphia test. Arbitron continues to work with Nielsen Media Research to resolve outstanding issues and to negotiate business terms for a potential Portable People Meter joint venture.

      The Portable People Meter may also be used to measure outdoor and out-of-home, print, commercials, retail store audio, and entertainment audio, such as movies and video games.

      Separate from the proposed joint venture with Nielsen Media Research, Arbitron began testing additional marketing research applications of the Portable People Meter technology in 2003. One application being tested is the use of the Portable People Meter as the media collection tool for a national marketing-oriented panel designed to correlate advertising with shopping behavior and sales. The objective is to provide multimedia exposure data combined with sales data from a single-source service to produce a measure of advertising effectiveness for advertisers, advertising agencies and broadcasters. This would be a new type of service for which market acceptance is not yet known.

          Portable People Meter — International

      Arbitron has entered into commercial agreements with a number of international media information services companies in which the companies have been granted a license to use Arbitron’s encoding technology in their audience measurement services in specific countries outside the United States. BBM Canada, a Canadian audience measurement service, has a license to use Arbitron’s Portable People Meter audience measurement technology in its service. Arbitron has also entered into a commercial license with Taylor Nelson Sofres Plc, a United Kingdom company, to use Arbitron’s Portable People Meter system in Belgium and entered into a separate commercial license with Taylor Nelson Sofres Plc to use Arbitron’s Portable People Meter technology and its audio encoding technology for radio and television audience measurement in selected countries in Europe, Asia-Pacific, the Middle East and Africa. In addition, Arbitron has entered into evaluation agreements with other audience measurement companies in various countries.

      Radio Market Report and Other Reports. Arbitron’s listening estimates are provided in a number of different reports that are published and licensed to its customers. The cornerstone of Arbitron’s radio audience measurement services is the Radio Market Report, which is available in all local markets for which Arbitron currently provides radio ratings. The Radio Market Report provides audience estimates for those stations in a market that meet Arbitron’s Minimum Reporting Standards. The estimates cover a wide variety of demographics and dayparts, which are the time periods for which audience estimates are reported. Each Radio Market Report contains estimates to help radio stations, advertising agencies and advertisers understand who is listening to the radio, which stations they are listening to, and the time and location of the listening.

      In addition to the Radio Market Report, Arbitron provides additional services, such as its Radio County Coverage Reports, Hispanic Radio Data and Black Radio Data. Radio County Coverage is an annual study that is published each spring and provides radio audience estimates for almost every county in the contiguous United States, plus metropolitan counties in Alaska and Hawaii. Radio County Coverage Reports are available by the county, by the state or for the whole country. Hispanic Radio Data are available on CDs and are issued twice a year. Information is collected from bilingual diaries placed in Hispanic homes. Black Radio Data provide radio listening estimates for African-American audiences and are available on CDs either once or twice a year, depending on the market.

      RADAR. The RADAR service provides a measurement of national radio audiences and the audience size of network radio programs and commercials. The audience measurements are provided for a wide variety of demographics and dayparts for total radio listening and for 38 separate radio networks.

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

      In 2003, Arbitron completed its conversion from a telephone-based RADAR survey to one based exclusively on a 12-month sample of 50,000 Arbitron diaries. The RADAR survey sample is expected to increase to 70,000 Arbitron diaries in 2004.

Software Applications

      In addition to its reports, Arbitron licenses software applications that provide access to Arbitron estimates resident in its proprietary database. These applications enable customers to more effectively analyze and understand that information for sales, management and programming purposes. These services also enable customers to further refine sales strategies and compete more effectively for advertising dollars.

      Arbitron’s Tapscan family of software solutions is used by many radio stations, advertising agencies and advertisers. The Tapscan software is one of the advertising industry’s leading radio analysis applications. It can help create insightful charts and graphs that make complicated information more usable to potential advertisers. Other features include prebuy research including frequency-based tables, cost-per-point analysis, hour-by-hour and trending, use of respondent-level radio data, automatic scheduling and goal tracking, instant access to station format and contact information. Another Tapscan service, Qualitap, is also made available to television and cable outlets in the United States under a licensing arrangement with Marketron International, Inc.

      Arbitron offers other key software applications to its radio clients, including Maximi$er and Maximi$er Plus, which are services for radio stations, and Media Professional and Media Professional Plus, which are services for advertising agencies and advertisers. These software applications offer respondent-level database access, which allows radio stations, advertising agencies and advertisers to customize survey areas, dayparts, demographics and time periods to support targeted marketing strategies. The Maximi$er service includes a Windows-based application to access a market’s entire radio diary database on a client’s personal computer. Radio stations use the Maximi$er service to produce information about their station and programming not available in Arbitron’s published Radio Market Reports. The Maximi$er Plus service allows radio stations to access Arbitron’s National Regional Database (“NRD”) to analyze ratings information for customer-defined groupings of stations in multiple markets and counties. The Media Professional service is designed to help advertising agencies and advertisers plan and buy radio advertising time quickly, accurately and easily. The easy-to-use software integrates radio planning and buying into one comprehensive research and media-buying tool. It allows advertising agencies and advertisers to uncover key areas critical to the buying process, including determining the most effective media target, understanding market trends, and identifying potential new business. The Media Professional Plus service allows advertising agencies and advertisers to access Arbitron’s NRD to create custom geographies and trade areas using radio Metro, DMA and/or county information. Media Professional Plus also provides the data on a specific trading area’s cost per point needed to help advertising agencies and advertisers place more efficient media buys. The MapMAKER Direct service analyzes where the radio audience lives and works to provide detailed maps and reports. Program directors can use this service to better understand their listeners and better target their promotional efforts. Arbitron’s PD Advantage service offers radio station program directors the ability to create a variety of reports that help analyze the market, the audience and the competition.

Local Market Consumer Information Services

      In its core radio ratings service, Arbitron provides primarily quantitative data, such as how many people are listening. Arbitron also provides qualitative data, such as consumer and media usage information, to radio stations, cable companies, television stations, outdoor and out-of-home media, magazine and newspaper publishers, advertising agencies and advertisers. The qualitative data on listeners, viewers and readers provide more detailed socioeconomic information and information on what respondents buy, where they shop and what forms of media they use. Arbitron provides these measurements of consumer demographics, retail behavior and media usage in 264 local markets throughout the United States.

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

      Scarborough Report. The Scarborough service is provided through a joint venture between Arbitron and SRDS, Inc., a subsidiary of VNU, Inc. Arbitron’s interest in the Scarborough Research joint venture changed on March 1, 2003, from 50.5 percent to 49.5 percent. Partnership voting rights and earnings continue to be divided equally between Arbitron and SRDS, Inc. The Scarborough service provides detailed information about media usage, retail and shopping habits, demographics and lifestyles in 75 large United States markets, utilizing a sample of consumers in the relevant markets. Scarborough data features more than 500 retail and lifestyle characteristics, which can help radio stations, television stations, cable companies, advertising agencies and advertisers, newspaper and magazine publishers, and outdoor and out-of-home media companies provide an in-depth profile of their consumers. Examples of Scarborough categories include retail shopping (e.g., major stores shopped or purchases during the past 30 days), auto purchases (e.g., plan to buy new auto or truck), leisure activities (e.g., attended sporting event) and personal activities (e.g., golfing). Media information includes broadcast and cable television viewing, radio listenership, newspaper readership by section, magazine readership and yellow pages usage. This information is provided twice each year to newspapers and magazines, radio and television broadcasters, cable companies, outdoor and out-of-home media, advertising agencies and advertisers in the form of the Scarborough Report. Arbitron is the exclusive marketer of the Scarborough Report to radio broadcasters, cable companies, and outdoor and out-of-home media. Arbitron also markets the Scarborough Report to advertising agencies and advertisers on a shared basis with Scarborough. Scarborough markets the Scarborough Report to newspapers, magazines and online service providers. Nielsen Media Research, a subsidiary of VNU, Inc., markets the Scarborough Report to television broadcasters.

      RetailDirect. Arbitron’s RetailDirect service is a locally oriented, purchase data and media usage research service provided in 24 mid-sized United States markets. This service, which utilizes diaries and telephone surveys, provides a profile of the audience in terms of local media, retail and consumer preferences so that local radio and television broadcasters, outdoor and out-of-home media, and cable companies have information to help them develop targeted sales and programming strategies. Retail categories include automotive, audio-video, furniture and appliances, soft drinks and beer, fast food, department stores, grocery stores, banks and hospitals. Media usage categories include local radio, broadcast television, cable networks, outdoor and out-of-home media, newspapers, yellow pages and advertising circulars.

      Qualitative Diary Service. Arbitron’s Qualitative Diary Service collects consumer and media usage information from Arbitron radio diarykeepers in 165 smaller United States markets. The same people who report their radio listenership in the market also answer more than 27 product and service questions.

Consumer behavior information is collected for key local market retail categories, such as automotive sales, grocery, fast food, furniture and bedding stores, beer, soft drinks and banking. The Qualitative Diary Service also collects information about other media, such as television news viewership, cable television viewing, outdoor and out-of-home media exposure and newspaper readership. The qualitative service for cable companies, known as LocalMotion, is available in 165 markets. This service provides detailed information about demographics, retail and shopping habits, and lifestyles of cable subscribers. Offering personal viewing information on 24 different cable networks, LocalMotion provides such information as what percentages of a retailer’s customers and prospects have cable television, what cable networks its customers are watching and other socioeconomic data.

Arbitron Cable Services

      Arbitron provides its local market consumer information services to media other than radio, including cable television. Feedback from Arbitron’s cable customers suggests that the cable industry is in need of improved local measurement systems because current quantitative measurement methods, such as diaries and television meter-based measurement systems, have not provided adequate depth of demographic information on the audiences of cable networks. Without solid measures of demographic audiences at the local market level, cable may not be achieving its full potential of local and national advertising revenues. In response to this need, Arbitron Cable provides cable companies with qualitative audience information and software programs concerning consumer demographics and retail behavior of cable audiences.

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

Arbitron Outdoor Services

      Arbitron provides its local market consumer information services to outdoor and out-of-home media advertising companies. Arbitron has conducted an extensive analysis of the needs of advertising agencies and advertisers as they relate to outdoor and out-of-home media and identified the importance of having demographics about the audiences to outdoor and out-of-home media. While outdoor and out-of-home advertising has long provided advertisers with traffic counts for specific billboards, limited age and gender audience information exists. As such, Arbitron is working with the outdoor and out-of-home media industry to test methodologies which would provide the industry with an outdoor ratings service. Arbitron seeks to use the expertise and resources from its many years of audience measurement to assist outdoor and out-of-home media companies and their advertisers to identify and measure their audiences.

Arbitron Internet Broadcast Services

      Arbitron Internet Broadcast Services measures the audiences of audio, as well as the audio portion of video content, on the Internet. Effective March 28, 2004, Arbitron will no longer produce its Internet audience measurement monthly and weekly ratings service. Arbitron Internet Broadcast Services plans to offer custom research solutions to the industry. Arbitron will continue to conduct its Internet broadcast and multi-media studies.

International Operations

          CSW Research Limited

      Through its CSW Research Limited (“Continental Research”) subsidiary, Arbitron provides media, advertising, financial, telecommunications and Internet research services in the United Kingdom and elsewhere in Europe.

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

      Financial. Continental Research’s experience in business-to-business financial research ranges from new product development to market measurement to advertising tracking. When conducting financial research and other business and consumer studies, Continental Research uses The Million Plus Panel, which comprises a pool of approximately 3.7 million United Kingdom residents and holds up to 3,000 demographic, lifestyle and purchasing details for each resident.

      Telecommunications and Internet. Continental Research’s telecommunications and Internet projects have ranged from local area markets to multinational markets and have examined pricing, promotion, billing, product differentiation, advertising effectiveness, distribution systems, customer satisfaction, market estimation and new product development research.

          Mexico

      The Arbitron syndicated radio audience measurement service provides audience estimates covering a wide variety of demographics and dayparts for Mexico City, Guadalajara and Monterrey. This service also provides qualitative information concerning consumer and media usage in Mexico.

Strategy

      Arbitron’s objectives are to grow its radio audience measurement business and to expand its audience measurement services to a broader range of media types, including broadcast television, cable, outdoor and out-of-home media, satellite radio and television and Internet broadcasts. Key elements of Arbitron’s strategy to pursue these objectives include:

•	Continue to invest in quality improvements in its radio audience measurement services and to develop new revenue sources. Additionally, Arbitron believes that a growth opportunity exists in the advertiser market and intends to seek to expand its customer base of advertisers by developing and marketing new information services designed to assist corporate advertisers in implementing targeted marketing strategies.

•	Build on Arbitron’s experience in the radio audience measurement industry and its Portable People Meter technology to expand into measurement services for other types of media. Arbitron is testing methodologies to measure outdoor and out-of-home media advertising. Arbitron intends to enter into agreements with third parties to assist with the marketing, technical and financial aspects of expanding into measurement services for other types of media.

•	Develop and commercialize the next-generation data collection and processing techniques. Arbitron’s businesses require sophisticated data collection and processing systems, software and other technology. The collection of Arbitron’s survey respondent information is dependent on individuals keeping track of their listening, viewing and reading activities in diaries. The technology underlying the media measurement industry is undergoing rapid change, and Arbitron will need to continue to develop its data collection, processing and software systems to accommodate these changes. The development of Arbitron’s Portable People Meter is in response to a growing demand for higher quality and more efficient methods for measuring audiences. Arbitron intends to use the Portable People Meter technology to develop an integrated measurement service that will measure all media from a single source, enabling media buyers to make multimedia decisions in an integrated fashion.

•	Expand international business. Arbitron continues to explore opportunities that would further expand the licensing of its Portable People Meter technology internationally into selected international regions, such as Europe and the Asia/ Pacific regions. Arbitron is considering the expansion of its radio audience measurement service in Mexico. Arbitron believes there is a demand for quality audience information internationally from global advertisers and media.

•	Provide multimedia exposure data combined with single-source sales data to produce a measure of advertising effectiveness. One application being tested is the use of the Portable People Meter as the media collection tool for a national marketing-oriented panel designed to correlate advertising with shopping behavior and sales.

•	Provide data that will help support the media industry’s pursuit of increased accountability to advertisers for investments made by advertisers in media. Increased accountability relies on demonstrating that the advertisement occurred when scheduled and that increased product sales are linked to such advertisements.

Customers, Sales and Marketing

      Arbitron’s customers are primarily radio stations, radio networks, cable companies, advertising agencies and corporate advertisers. As of December 31, 2003, Arbitron provided its radio audience measurement and related services to approximately 4,400 radio stations and 2,500 advertising agencies and advertisers nationwide under contracts that generally vary in length from one to seven years. In recent years, a small number of enterprises have greatly expanded their holdings of United States radio broadcasters, and this consolidation of ownership is continuing. As a result of consolidation of United States radio broadcasters, Clear Channel Communications, Inc. and Infinity Broadcasting Corp. represented approximately 21 percent and 10 percent, respectively, of Arbitron’s revenue in 2003. Although the industry consolidation that has led to the increased concentration of Arbitron’s customer base could put pressure on the pricing of Arbitron’s radio ratings service, it has also contributed to an increase in the number of stations subscribing to the ratings service, as stations have become Arbitron customers upon their acquisition by larger broadcasting groups. It has also been Arbitron’s experience that stations that are part of larger broadcasting groups are somewhat more likely to purchase Arbitron’s analytical software applications and other services in addition to its core ratings service. Furthermore, Arbitron believes that it is well positioned to provide new products and services to meet the emerging needs of broadcasting groups.

      Through Arbitron’s Portable People Meter technology, Arbitron is seeking to expand its constituency beyond traditional broadcasters, such as radio stations, to new media, such as cable television, satellite radio and television, and the Internet. As of December 31, 2003, Arbitron provided its qualitative measurement and related services to 98 local cable systems and 79 outdoor and out-of-home media plants.

      Arbitron markets its products and services in the United States through a direct sales force that consisted of 85 sales account managers and 32 training specialists, as of December 31, 2003, operating through offices in seven cities throughout the United States.

      Arbitron has entered into a number of agreements with third parties to assist in marketing and selling its products and services in the United States. For example, Marketron International, Inc. distributes, on an exclusive basis, Arbitron’s Qualitap software to television and cable outlets in the United States.

      Arbitron supports its sales and marketing efforts through the following:

•	Gathering and publishing studies, which are available for no charge on Arbitron’s Web site, on emerging trends in the radio, Internet broadcasting, outdoor and out-of-home and other media industries, as well as the media habits of radio listeners and television, cable and Internet viewers;

•	Advertising in a number of key industry publications, such as Inside Radio, Radio & Records, Mediaweek, Broadcasting & Cable, Multichannel News, and Outdoor Advertising;

•	Conducting direct-marketing programs directed toward radio stations, cable companies, advertising agencies and corporate advertisers;

•	Promoting Arbitron and the industries Arbitron serves through a public relations program aimed at the trade press of the broadcasting, outdoor and out-of-home media, Internet, advertising and marketing industries, as well as select local and national consumer and business press;

•	Participating in key industry forums and interest groups, such as the Advertising Research Foundation, the American Association of Advertising Agencies, National Association of Broadcasters, Association of National Advertisers, Radio Advertising Bureau, European Society for Opinion Marketing Research, the Television Bureau of Advertising, Cable Advertising Bureau, Women in Cable Television, Cable & Telecommunications Association for Marketing and the Outdoor Advertising Association of America, as well as Internet roundtables and many state and local advertising and broadcaster associations;

•	Maintaining a significant presence at major industry conventions, such as those sponsored by the National Association of Broadcasters, the Radio Advertising Bureau, the American Association of Advertising Agencies and the Cable Advertising Bureau; and

•	Being a founding member of the Radio Advertising Effectiveness Lab, an industry not-for-profit organization providing information about the effectiveness of radio advertising.

      Internationally, Arbitron markets services through approximately 15 research executives operating through Continental Research’s office in the United Kingdom.

      Arbitron has also continued its international sales and marketing efforts based in the United States to other regions, such as Mexico, Europe and the Asia/ Pacific regions.

Competition

      Arbitron believes that the principal competitive factors in its markets are the credibility and reliability of its audience research, the ability to provide quality analytical services for use with the audience information and the end-user experience with services and price.

      Arbitron is a leader in the radio audience measurement business. Arbitron competes in the radio audience measurement business in some small markets with Eastlan Resources. In Mexico, Arbitron competes in the radio audience measurement business with INRA International Research Mexico. Arbitron is also aware of at least two companies, The PreTesting Company, Inc. and Telecontrol AG (a GfK AG company), that are in the process of developing technologies that may compete with Arbitron’s Portable People Meter.

      Arbitron competes with a large number of other providers of applications software, qualitative data and proprietary qualitative studies used by broadcasters, cable companies, advertising agencies, advertisers, and outdoor and out-of-home media companies. These competitors include AirWARE RSS, Marketing Resources Plus (a division of VNU), STRATA Marketing Inc. and Telmar Information Services Corp. in the area of applications software, and The Media Audit (a division of International Demographics, Inc.), Mediamark Research Inc. (a NOP World company, a wholly owned subsidiary of United Business Media plc) and Simmons Market Research Bureau in the area of qualitative data.

      Arbitron also competes with a number of companies in the Internet audience measurement industry, namely comScore Media Metrix, Inc. (a division of comScore Networks, Inc.) and Nielsen// NetRatings. The market for Internet broadcast audience measurement is evolving.

      Arbitron expects that its outdoor ratings service, if created, could compete with a potential outdoor ratings system that Nielsen Media Research is testing.

      Arbitron’s Continental Research subsidiary operates in a highly competitive custom research market in Europe.

Intellectual Property

      Arbitron’s intellectual property is, in the aggregate, of material importance to its business. Arbitron relies on a combination of patents, copyrights, trademarks, service marks and trade secret laws, license agreements and other contractual restrictions to establish and protect its proprietary rights in its products and services. As of December 31, 2003, in the United States, Arbitron had been granted 22 patents and had 18 patent applications pending. Internationally, Arbitron had been granted 105 patents and had 142 patent applications pending as of December 31, 2003. Arbitron’s patents primarily relate to its data collection and processing systems and software and its Portable People Meter. Several patents relating to the Portable People Meter, which expire at various times beginning in 2012, when viewed together are of material importance to the Company’s business.

      Arbitron’s audience listening estimates are original works of authorship and are copyrightable under the federal copyright laws in the United States. The Radio Market Report is published either quarterly or semiannually, depending on the Arbitron market surveyed, while the Radio County Coverage Report is published annually. Arbitron seeks copyright registration for each Radio Market Report and for each Radio County Coverage Report published in the United States. Arbitron also seeks copyright protection for its proprietary software and for databases comprising the Radio Market Report and other services containing its audience estimates and respondent-level data. Prior to the publication of the printed Arbitron reports and release of the software containing the respondent-level data, Arbitron registers its databases under the United States federal copyright laws. Arbitron’s proprietary data regarding audience size and demographics are provided to customers generally through multiyear license agreements.

      A number of Arbitron’s services are marketed under United States federally registered trademarks that are helpful in creating recognition in the marketplace. Some of Arbitron’s registered trademarks and service marks include: the Arbitron name and logo, Maximi$er, RetailDirect and RADAR. The Arbitron name and logo is of material importance to the Company’s business. Arbitron has a trademark application pending for Arbitron PPM. Arbitron also has a number of common law trademarks, including Media Professional, Qualitap, MediaMaster and Prospector. Arbitron has registered its name as a trademark in the United Kingdom, Mexico, the European Community, Australia, Singapore, Chile and Japan and is exploring the registration of its marks in other foreign countries.

      The laws of some countries might not protect Arbitron’s intellectual property rights to the same extent as the laws of the United States. Effective patent, copyright, trademark and trade secret protection may not be available in every country in which Arbitron markets or licenses its products and services.

      Arbitron believes its success depends primarily on the innovative skills, technical competence, customer service and marketing abilities of its personnel. Arbitron enters into confidentiality and assignment of inventions agreements with substantially all of its employees and enters into nondisclosure agreements with its suppliers and customers to limit access to and disclosure of its proprietary information.

      Arbitron must guard against the unauthorized use or misappropriation of its audience estimates, databases and technology by third parties. There can be no assurance that the copyright laws and other statutory and contractual arrangements Arbitron currently depends upon will provide it sufficient protection to prevent the use or misappropriation of its audience estimates, databases and technology in the future. The failure to protect Arbitron’s proprietary information, intellectual property rights and, in particular, its audience estimates and databases, could severely harm Arbitron’s business.

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

Research and Development

      Arbitron’s research and development activities have related primarily to the design and development of its data collection and processing systems, its software applications and its Portable People Meter service. Arbitron expects that it will continue to spend money on research and development activities on an ongoing basis, particularly in light of the rapid technological changes affecting its business. The majority of the investment effort and spending will be dedicated to improving the quality and efficiency of Arbitron’s data collection and processing systems, developing new software applications that will assist Arbitron’s customers in realizing the full potential of Arbitron’s audience measurement services, developing Arbitron’s Portable People Meter technology and developing a single-source service that will be able to measure audience and other information from a number of different forms of media. As of December 31, 2003, Arbitron employed approximately 199 people dedicated to research and development. Total research and development expenses during fiscal years 2003, 2002 and 2001 totaled $25.8 million, $24.7 million and $24.1 million, respectively.

Governmental Regulation

      Arbitron’s Portable People Meter has been certified to meet Federal Communications Commission requirements relating to emissions standards and standards for modem connectivity. Additionally, all Portable People Meter equipment has been certified to meet the safety standards of Underwriters Laboratories Inc. (commonly referred to as UL), as well as Canadian and European safety standards.

      Arbitron’s media research activities are regulated by the United States Federal Trade Commission in accordance with a Decision and Order issued in 1962 to CEIR, Inc., a predecessor company. This order originally arose in connection with the television ratings business, and Arbitron believes that today it applies to Arbitron’s radio measurement services. The order requires full disclosure of the methodologies used by Arbitron and prohibits Arbitron from making representations in selling or offering to sell an audience measurement service without proper qualifications and limitations regarding probability sample, sampling error and accuracy or reliability of data. It prohibits Arbitron from making statements that any steps or precautions are taken to ensure the proper maintenance of diaries unless such steps or precautions are in fact taken. It also prohibits Arbitron from making overly broad statements regarding the viewing a diary reflects. The order further prohibits Arbitron from representing the data as anything other than estimates and from making a statement that the data are accurate to any precise mathematical value. The order requires that Arbitron make affirmative representations in its reports regarding nonresponse by survey participants and the effect of this nonresponse on the data, the hearsay nature of a survey participant’s response, the fact that projections have been made, and the limitations and deficiencies of the techniques or procedures used. Arbitron believes that it has conducted and continues to conduct its radio audience measurement services in compliance with the order.

      Arbitron’s Radio Market Report Service is accredited by and subject to the review of the Media Rating Council (“MRC”). The MRC is an industry organization created to ensure high ethical and operational standards in audience measurement research. Arbitron’s Radio Market Report Service has been accredited by the MRC since 1968. Additional Arbitron services that are accredited by the MRC are: RADAR, Maximi$er and Media Professional software, the Custom Survey Area Report (“CSAR”) and the Radio County

Coverage services. To merit continued accreditation of its services, Arbitron must: (1) adhere to the MRC’s Minimum Standards for Media Rating Research; (2) supply full information to the MRC regarding details of its operations; (3) conduct its media measurement services substantially in accordance with representations to its subscribers and the MRC; and (4) submit to, and pay the cost of, thorough annual audits of accredited Arbitron services by certified public accounting firms engaged by the MRC.

Employees

      As of December 31, 2003, Arbitron employed approximately 817 people on a full-time basis and 397 people on a part-time basis in the United States and approximately 34 people on a full-time basis and 313 people on a part-time basis internationally. None of Arbitron’s employees are covered by a collective bargaining agreement. Arbitron believes its employee relations are good.

Seasonality

      Arbitron recognizes revenue for products and services over the terms of license agreements as products and services are delivered, and expenses are recognized as incurred. Arbitron gathers radio-listening data in approximately 286 United States local markets. All markets are measured at least twice per year (April, May, June, “Spring Survey,” and October, November, December, “Fall Survey”). In addition, all major markets are measured two additional times per year (January, February, March, “Winter Survey,” and July, August, September, “Summer Survey”). Arbitron’s revenue is generally higher in the first and third quarters as the result of the delivery of the Fall Survey and Spring Survey, respectively, to all markets compared to revenue in the second and fourth quarters when delivery of the Winter Survey and Summer Survey, respectively, is only delivered to major markets. Arbitron’s expenses are generally higher in the second and fourth quarters as the “Spring Survey” and “Fall Survey” are being conducted.

Business Risks

          Risk Factors Relating to Arbitron’s Businesses and the Industry in Which Arbitron Operates

      Arbitron’s business, financial condition and operating results are dependent on the performance of its radio audience measurement business.

      Arbitron’s quantitative radio audience measurement service and related software sales represented approximately 86 percent of Arbitron’s total revenue for 2003. Arbitron expects that sales of its radio audience measurement service and related software will continue to represent a substantial portion of Arbitron’s revenue for the foreseeable future. Any factors adversely affecting the pricing of, demand for or market acceptance of Arbitron’s radio audience measurement service and related software, such as competition, technological change or consolidation in the radio industry, could significantly harm Arbitron’s business, financial condition and operating results.

      Technological change may render Arbitron’s products and services obsolete.

      Arbitron expects that the market for its products and services will be characterized by changing technology, evolving industry standards, frequent new product and service announcements and enhancements, and changing customer demands. The introduction of new products and services embodying new technologies and the emergence of new industry standards could render existing products and services obsolete and/or challenge current accepted levels of precision of data measurement. In addition, advertising-supported media may be challenged by new technologies that could have an effect on the advertising industry, Arbitron’s customers and Arbitron’s products and services. Arbitron’s continued success will depend on its ability to adapt to changing technologies and to improve the performance, features and reliability of its products and services in response to changing customer and industry demands. Arbitron may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of its products and services. Arbitron’s new products and services, or enhancements to its existing products and services, such as its proposed Portable People Meter service, may not adequately meet the requirements of its current and prospective customers or achieve any degree of significant market acceptance.

      Consolidation in the radio broadcasting industry has led to Arbitron’s increasing dependence on key customers. The loss of a key customer would significantly reduce Arbitron’s revenue.

      The continuing consolidation in the radio broadcasting industry has led to Arbitron’s increasing dependence on a limited number of key customers. The loss of a key customer would significantly reduce Arbitron’s revenue. In 2003, Clear Channel Communications, Inc. and Infinity Broadcasting Corp. represented approximately 21 percent and 10 percent, respectively, of Arbitron’s revenue. Arbitron’s agreements with these customers are not exclusive and contain no renewal obligations. Certain Arbitron license agreements with Clear Channel Communications that accounted for approximately 17 percent of Arbitron’s 2003 revenue expire on December 31, 2004.

      In July 2003, Arbitron entered into an extension of the radio ratings license agreement with Infinity Broadcasting for those contracts that were up for renewal, which gives its stations access to Arbitron’s quarterly radio ratings up to but not including the release of the Spring 2004 radio survey, as well as continued access to certain additional services currently provided through June 30, 2004. In addition, Arbitron entered into an extension of its qualitative services license agreements with Infinity Broadcasting, which gives its stations access to Arbitron’s qualitative services up to but not including the second 2004 release of qualitative data. The Infinity Broadcasting contracts that were extended collectively accounted for approximately nine percent of Arbitron’s revenue in 2002. The extension with Infinity Broadcasting is for a significantly shorter term than the typical four- or five-year agreements generally entered into between Arbitron and its customers. Additionally, agreements with some customers may be of a shorter-than-normal term until more detailed analysis of the Portable People Meter data is completed and the Portable People Meter commercialization is established. Arbitron cannot give any assurances that it could replace the revenue that would be lost if a key customer failed to renew all or part of its agreements with Arbitron. The loss of a key customer would materially harm Arbitron’s business, financial condition and operating results.

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

      Arbitron’s customers are not prohibited from entering into agreements with any other competing service provider, and once the term of the agreement (usually one to seven years) expires, there is no automatic renewal feature in the contract. Because the Arbitron Radio Market Report is delivered on a quarterly or semiannual basis, it is common for Arbitron’s customer contracts to expire before renewal negotiations are concluded. Therefore, there may be significant uncertainty as to whether a particular customer will renew all or part of its contract and, if so, on what terms. If a customer(s) owning stations in a significant number of markets does not renew its contracts, this could have a material adverse effect on Arbitron’s business, financial condition and operating results.

      Arbitron expects to invest in the continued development and commercialization of its Portable People Meter services, which may not be successfully developed or commercialized. The utilization of Arbitron’s resources on these services could adversely affect Arbitron’s operating results.

      Arbitron expects to continue to invest in the development of its Portable People Meter, which is a technology that measures radio, television, cable, Internet broadcasts, satellite radio and television audiences, and retail store video and audio broadcasts. The Portable People Meter services may not be successfully developed or commercialized. The utilization of Arbitron’s resources on the development and commercialization of the Portable People Meter services may adversely affect Arbitron’s operating results.

      In addition, clients may not support Arbitron’s conversion to a Portable People Meter-based audience measurement service, which may include refusing to encode their broadcasts and not agreeing to any increases in license fees.

      Nielsen Media Research, Inc. may decide not to exercise its option to join Arbitron and share in the potential deployment of the Portable People Meter on a nationwide basis, which could adversely affect the commercial success of the Portable People Meter and the future growth of Arbitron’s business.

      On May 31, 2000, Arbitron entered into an agreement with Nielsen Media Research, Inc., a provider of United States television and cable audience measurement services, under which Arbitron granted Nielsen Media Research an option to join Arbitron in the potential commercial deployment of the Portable People Meter in the United States. In the first quarter of 2003, Arbitron and Nielsen Media Research entered into an agreement to expand their relationship to include a number of research initiatives that are supported in part by increased financial involvement and commitment of resources from Nielsen Media Research. During 2003, Arbitron and Nielsen Media Research performed major response rate tests and continued research on the Portable People Meter. The Company continues to discuss the possible formation of a Portable People Meter joint venture with Nielsen Media Research. The introduction of the Portable People Meter could be slowed if Arbitron does not form a joint venture. In that event, Arbitron would revise its business and financial plans and assumptions relating to the timing of the Portable People Meter commercialization, which could include developing a Portable People Meter plan without syndicated television ratings. While Arbitron has other strategies to commercialize the Portable People Meter technology without a joint venture with Nielsen Media Research, the failure to form a joint venture could adversely affect the future growth of Arbitron’s business.

      The success of Arbitron’s radio audience measurement business depends on diarykeepers who record their listening habits in diaries and return these diaries to Arbitron. The failure of Arbitron to recruit participants and to collect these diaries would severely harm Arbitron’s business.

      Arbitron uses listener diaries to gather radio listening data from sample households in the United States local markets for which it currently provides radio ratings. A representative sample of the population in each local market is randomly selected for each survey. This sample is recruited by telephone to keep a diary of their radio usage for one week. Participants are asked to designate in their diary what station(s) they are listening to, when they are listening and where they are listening, such as home, car, work or other place. To encourage their participation in the survey, Arbitron gives diarykeepers a modest cash incentive. Arbitron processes more than 1.4 million diaries every year to produce its audience listening estimates. It is increasingly difficult and more costly to obtain consent from the phone sample to participate in the surveys. Arbitron must achieve response rates sufficient to maintain confidence in its ratings, the support of the industry and accreditation by the Media Rating Council. The failure of Arbitron to successfully recruit participants and to convince diarykeepers to record their listening habits and mail in their diaries could adversely affect Arbitron’s radio audience measurement business.

      Arbitron’s ability to recruit participants for its surveys could be adversely affected by governmental regulations.

      There is an increasing concern among the American public regarding privacy issues. Federal and state governmental regulations restrict telemarketing to individuals who request to be included on a do-not-call list. Currently these regulations do not apply to survey research. If the laws are extended to include survey research, Arbitron’s ability to recruit participants for its surveys could be adversely affected. Arbitron is evaluating alternatives to its current methodology, including using panels for its surveys and recontacting previous consenters. In addition, federal regulations ban calls made by auto-dialers to wireless lines where there is no consent from the party. Effective November 24, 2003, consumers were able to take their wireless number to their wireline carrier, and, likewise, a wireline number may be taken to a wireless carrier. This makes it more difficult for Arbitron to identify wireless numbers in advance of placing an auto-dialed call and could adversely affect Arbitron’s business. Arbitron is working with industry associations to reconcile the wireless phone prohibition with the new local phone number portability rules. Arbitron is also investigating using the services of companies that track wireless numbers.

      As consumers adopt modes of telecommunication other than telephone land lines, such as cable and Internet calling, it may become more difficult for Arbitron to reach and recruit participants for its audience measurement services, which could adversely affect Arbitron’s business, financial condition and operating results.

      Arbitron’s success will depend on its ability to reach and recruit participants and to achieve response rates sufficient to maintain its radio audience measurement services. As consumers adopt modes of telecommunication other than telephone land lines, such as cable or Internet calling, it may become more difficult for Arbitron to reach and recruit participants, which could adversely affect Arbitron’s business, financial condition and operating results.

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

      Arbitron relies on a combination of contractual provisions, confidentiality procedures and patent, copyright, trademark, service mark and trade secret laws to protect the proprietary aspects of its technology, data and estimates. These legal measures afford only limited protection, and competitors may gain access to Arbitron’s intellectual property and proprietary information. Litigation may be necessary to enforce Arbitron’s intellectual property rights, to protect its trade secrets and to determine the validity and scope of Arbitron’s proprietary rights. Arbitron has in the past been involved in litigation relating to the enforcement of its copyrights covering its radio listening estimates. Although Arbitron has generally been successful in these cases, there can be no assurance that the copyright laws and other statutory and contractual arrangements Arbitron currently depends upon will provide it sufficient protection in the future to prevent the use or misappropriation of its audience estimates, databases and technology. Any future litigation, regardless of outcome, could result in substantial expense and diversion of resources with no assurance of success and could seriously harm Arbitron’s business, financial condition and operating results.

      One of Arbitron’s strategies is to expand its international operations, which involves unique risks and, if unsuccessful, may impede the growth of Arbitron’s business.

      Arbitron continues to explore opportunities that would facilitate licensing its Portable People Meter technology into selected international markets in Europe and the Asia/ Pacific regions. Arbitron believes there is a demand for quality audience information internationally from global advertisers.

      International operations are subject to various additional risks, which could adversely affect Arbitron’s business, including:

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

      Audience estimates are used as the basis for advertising transactions when they achieve credibility and trust in the eyes of the media marketplace. In some countries, there is little confidence in the historical measurement services due to the perception of tampering and fraud. In expanding its international scope, Arbitron could be at possible risk from potential tampering and fraud by broadcasters or other third parties with Arbitron’s methodology.

      In countries where there has not been a historical practice of using audience measurement information in the buying and selling of advertising time, it may be difficult for Arbitron to maintain subscribers as the market transitions to using Arbitron’s audience measurement service as the basis for conducting advertising transactions.

      Arbitron is dependent on its proprietary software systems for data collection and processing.

      Arbitron’s success in collecting and processing data for its media information services is dependent on the ability of its proprietary software systems to support current and future business requirements. The current systems do not have the capability to accommodate all additional product enhancements requested by Arbitron clients. Arbitron has begun a major effort to reengineer its processing software and its client software. Significant delays in the planned delivery of these systems and/or inadequate performance of the systems once they are completed could harm Arbitron’s business, financial condition and operating results.

      The expansion of services into new areas could be affected by the customer’s ability to utilize ratings in the advertising buy-sell process.

      The expansion of Arbitron’s services into new areas could be affected by the ability of the new advertising media, such as Internet and outdoor and out-of-home media, to organize and effectuate advertising sales.

      Criticism of the Arbitron audience measurement service by various industry groups and market segments could adversely affect Arbitron’s business.

      Due to the high-profile nature of the Arbitron service in the media and marketing information service industry, Arbitron could become the target of criticism by various industry groups and market segments. Although Arbitron strives to be fair, reasonable and impartial in the production of its audience measurement service, criticism of Arbitron by special interest groups could adversely affect Arbitron’s business.

      Arbitron’s future growth and success will depend on its ability to successfully compete with companies that may have financial, marketing, distribution, technical and other advantages over Arbitron.

      Arbitron competes in the radio audience measurement business in some small markets with Eastlan Resources. In Mexico, Arbitron competes in the radio audience measurement business with INRA International Research Mexico. Arbitron is also aware of at least two companies, The PreTesting Company, Inc. and Telecontrol AG (a GfK AG company), that are in the process of developing technologies that may compete with Arbitron’s Portable People Meter. Furthermore, certain companies are developing narrow applications of technology to measure niche audiences of radio and outdoor and out-of-home media.

      Arbitron competes with a large number of other providers of applications software, qualitative data and proprietary qualitative studies used by broadcasters, cable companies, advertising agencies, advertisers, and outdoor and out-of-home media companies. These competitors include AirWARE RSS, Marketing Resources Plus (a division of VNU), STRATA Marketing Inc. and Telmar Information Services Corp. in the area of applications software, and The Media Audit (a division of International Demographics, Inc.), Mediamark Research Inc. (a NOP World company, a wholly owned subsidiary of United Business Media plc) and Simmons Research Bureau in the area of qualitative data.

      Arbitron also competes with a number of companies in the Internet audience measurement industry, namely comScore Media Metrix, Inc. (a division of comScore Networks, Inc.) and Nielsen// NetRatings. The market for Internet broadcast audience measurement is evolving.

      Arbitron believes that its future growth and success will be dependent on its ability to successfully compete with other companies that provide similar services in the same markets, some of which may have financial, marketing, technical and other advantages, and its ability to design, develop and commercialize new products and services that address the industry needs for more efficient methods of data collection and processing and broader media measurement techniques. Arbitron cannot provide any assurance that it will be able to compete successfully, and the failure to do so could have a material adverse effect on Arbitron’s business, financial condition and operating results.

      An economic downturn generally and in the advertising industry in particular could adversely impact Arbitron’s revenue.

      Arbitron’s clients derive most of their revenue from the sale or purchase of advertising. During challenging economic times, advertisers may reduce advertising expenditures, impacting advertising agencies and media. As a result, advertising agencies and media may be less likely to purchase Arbitron’s media information services.

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

      Arbitron’s business is dependent on the use of the mail, telecommunication infrastructure and air service. Long-term disruptions in these services caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, and/or acts of terrorism (particularly involving cities in which Arbitron has offices, including Columbia, Maryland, which is in proximity to Washington, DC, and government agencies) could affect Arbitron’s business, financial condition and operating results.

          Risk Factors Relating to Arbitron’s Indebtedness

      Arbitron historically has not incurred debt independently. In connection with the spin-off, however, Arbitron entered into two financing facilities. As of December 31, 2003, Arbitron had $105.0 million of indebtedness outstanding; $55.0 million of this debt is through a revolving credit facility that matures on March 30, 2006, and the remaining $50.0 million of debt is in senior secured notes that mature on January 31, 2008. The unused portion of the credit facility was $72.5 million as of December 31, 2003; however, it will be reduced by approximately $51.4 million at the end of March 2004, in accordance with a mandatory commitment reduction provision and an excess cash flow provision of the Company’s debt covenants. Advances under the revolving credit facility bear interest at London Interbank Offered Rate (“LIBOR”) plus a margin of 2.00 percent to 2.75 percent. The senior notes bear interest at a fixed rate of 9.96 percent per annum.

      Arbitron’s borrowings contain noninvestment-grade financial terms, covenants and operating restrictions that increase its cost of financing its business, restrict its financial flexibility and could adversely impact its ability to conduct its business. These include:

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

      If a default occurs under the borrowings, either because Arbitron is unable to generate sufficient cash flow to service the debt or because Arbitron fails to comply with one or more of the restrictive covenants, the lenders under the credit facility and the holder of its notes could elect to declare all of the outstanding borrowings, as well as accrued interest and fees, to be due and payable and require Arbitron to apply all of its available cash to repay those borrowings. The lenders under Arbitron’s secured senior notes and secured credit facility could also proceed against the lenders’ collateral, which includes a first-priority lien on substantially all of the assets of Arbitron and its domestic subsidiaries and a pledge of the capital stock of all of its domestic subsidiaries and of 65 percent of the capital stock of its foreign subsidiaries. In addition, a default may result in higher rates of interest and the inability to obtain additional capital.

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

      Furthermore, an increase in market interest rates combined with the loss of benefits of the related hedging agreement would increase Arbitron’s interest expense, which could have an adverse effect on Arbitron’s cash flows. Future decreases in interest rates would result in Arbitron’s interest expense being higher than it would have been compared to the floating rate debt underlying Arbitron’s hedging agreement, and could result in Arbitron making payments to terminate this agreement.

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

      The market price of Arbitron’s common stock may decrease or fluctuate because, among other factors, Arbitron’s revenue, gross profit, operating income and net income or net loss may vary substantially from quarter to quarter. Many factors may contribute to fluctuations in Arbitron’s operating results, including:

•	changes in pricing policies by Arbitron or its competitors;

•	increases in investment in the Portable People Meter services;

•	introduction and acceptance of new products and services by Arbitron or its competitors;

•	the market for qualified personnel and the timing and number of personnel hired;

•	the timing and acquisition of new businesses;

•	the efficiency with which employees are utilized;

•	the effectiveness of Arbitron’s disaster recovery plan;

•	cancellation or delay of contract renewals by customers;

•	lack of or timing of new-business contracts;

•	changes in technology and Arbitron’s successful utilization of technology;

•	economic conditions as they relate to Arbitron’s industry and customers;

•	ability to enter into third-party agreements for data and service;

•	Nielsen Media Research’s decision regarding its option to join Arbitron in the potential commercial deployment of the Portable People Meter;

•	potential long-term disruptions in mail, telecommunication infrastructure and/or air service;

•	the outbreak of war, the escalation of hostilities, and/or acts of terrorism that could occur in cities in which Arbitron has offices, including Columbia, Maryland, which is in proximity to Washington, DC, and government agencies; and

•	a change in government regulations regarding privacy.

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

Available Information

      Arbitron’s Web site address is www.arbitron.com, and interested persons may obtain, free of charge, copies of filings (including Arbitron’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports) that Arbitron has made with the Securities and Exchange Commission (as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission) through a hyperlink at this site to a third party Securities and Exchange Commission Filings Web site. Also available on Arbitron’s Web site are its Corporate Governance Policies and Guidelines, Code of Ethics for the Chief Executive Officer and Financial Managers, Code of Ethics and Conduct, the Audit Committee Charter, the Nominating and Board Governance Committee Charter and the Compensation and Human Resources Committee Charter. Copies of these documents are also available in print for any stockholder who requests a copy by contacting Arbitron’s Treasury Manager.

ITEM 2.     PROPERTIES

      Arbitron’s primary locations are in Columbia, Maryland and its headquarters located at 142 West 57th Street, New York, New York. Arbitron’s New York City office serves as its home base for sales and marketing, while its research, technology and operations are located in its Columbia, Maryland facility. In addition, Arbitron has five regional sales offices located in the metropolitan areas of Atlanta, Georgia; Washington, D.C./ Baltimore, Maryland; Chicago, Illinois; Dallas, Texas; and Los Angeles, California; and an operations office in Houston, Texas. Arbitron’s RADAR operations are located primarily in Cranford, New Jersey. Arbitron’s Tapscan operations are located primarily in Birmingham, Alabama, and its Continental Research subsidiary is located in London, England. Arbitron conducts all of its operations in leased facilities. Most of these leases contain renewal options and require payments for taxes, insurance and maintenance in addition to base rental payments. Arbitron believes that its facilities are sufficient for their intended purposes, are adequately maintained and are reasonably necessary for current and anticipated business purposes.

ITEM 3.     LEGAL PROCEEDINGS

      Arbitron and its subsidiaries are involved from time to time in a number of judicial and administrative proceedings considered ordinary in the nature of their current and past operations, including employment-related disputes, contract disputes, government proceedings, customer disputes and tort claims. In some proceedings, the claimant seeks damages as well as other relief, which, if granted, would require substantial expenditures on the part of Arbitron. Some of these matters raise difficult and complex factual and legal issues, and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular action, and the jurisdiction, forum and law under which each action is pending. Because of this complexity, final disposition of some of these proceedings may not occur for several years. As such, Arbitron is not always able to estimate the amount of its possible future liabilities. There can be no certainty that Arbitron may not ultimately incur charges in excess of presently or future established accruals or insurance coverage. Although occasional adverse decisions (or settlements) may occur, it is the opinion of management that the final disposition of these proceedings will not, considering the merits of the claims, have a material adverse effect on Arbitron’s financial position or results of operations.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of Arbitron’s stockholders during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Arbitron’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ARB.” As of February 27, 2004, there were 30,840,902 shares outstanding and approximately 7,900 stockholders of record of Arbitron common stock.

      The following table sets forth the high and low sale prices of Arbitron common stock as reported on the NYSE Composite Tape for each quarterly period for the past two years ending December 31, 2003.

2003	1Q	2Q	3Q	4Q	Full Year

High	$34.51	$37.36	$38.30	$43.73	$43.73
Low	$28.97	$30.75	$34.01	$34.38	$28.97

2002	1Q	2Q	3Q	4Q	Full Year

High	$34.25	$37.99	$35.60	$35.10	$37.99
Low	$29.31	$29.80	$28.60	$30.55	$28.60

      During the periods presented, Arbitron did not pay any dividends on its common stock. Arbitron’s credit facility restricted the payment of any cash dividends on its common stock through March 2003.

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

      The Company’s statements of income for the years ended December 31, 2003, 2002, and 2001 and balance sheet data as of December 31, 2003, and 2002 set forth below are derived from audited consolidated financial statements included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 2000 and 1999, and balance sheet data as of December 31, 2001, 2000 and 1999 are derived from audited consolidated financial statements of Arbitron not included in this Form 10-K.

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Statement of Income Data
Revenue	$273,550	$249,757	$227,534	$206,791	$190,117
Costs and expenses	187,613	169,645	156,273	135,373	126,982

Operating income	85,937	80,112	71,261	71,418	63,135
Equity in net income of affiliate	6,754	5,627	4,285	3,397	2,553

Income before interest and income tax expense	92,691	85,739	75,546	74,815	65,688
Interest expense, net	11,597	16,219	15,279	—	—

Income before income tax expense	81,094	69,520	60,267	74,815	65,688
Income tax expense	31,221	26,765	23,805	29,552	25,946

Net income	$49,873	$42,755	$36,462	$45,263	$39,742

Net Income and Pro Forma Net Income Per Weighted Average Common Share(1)
Basic	$1.66	$1.45	$1.25	$1.56	$1.37
Diluted	$1.63	$1.42	$1.24	$1.54	$1.34
Weighted average and pro forma weighted average common shares used in calculations
Basic	30,010	29,413	29,164	29,046	28,905
Diluted(2)	30,616	30,049	29,483	29,347	29,593
Balance Sheet Data
Current assets	$116,857	$86,422	$67,658	$60,344	$43,643
Total assets	184,194	156,038	126,841	107,876	79,298
Long-term debt	105,000	165,000	205,000	—	—
Stockholders’ equity (deficit)	(18,073)	(100,579)	(169,109)	33,222	6,567

      During the years presented, Arbitron did not pay any dividends on its common stock. Arbitron’s credit facility restricted the payment of any cash dividends on its common stock from March 2001 through March 2003.

(1)	For the year ended December 31, 2001, the computations of pro forma net income per weighted average common share are based upon Ceridian’s weighted average common shares and potentially dilutive securities outstanding through March 31, 2001, adjusted for the one-for-five reverse stock split, and Arbitron’s weighted average common shares and potentially dilutive securities for the remainder of the year. For the years ended December 31, 2000 and 1999, the pro forma net income per weighted average common share computations are based upon Ceridian’s weighted average common shares and potentially dilutive securities, adjusted for the one-for-five reverse stock split.

(2)	The diluted pro forma weighted average common shares assumes that all of Ceridian’s historical dilutive securities were converted into Arbitron securities for the three months ended March 31, 2001, and for the years ended December 31, 2000 and 1999.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with Arbitron’s consolidated financial statements and the notes thereto that follow in this Form 10-K.

Overview

      Arbitron is an international media and marketing research firm primarily serving radio, cable, advertising agencies, advertisers, outdoor and out-of-home media and, through its Scarborough joint venture, broadcast television and print media. Arbitron currently has four main services:

•	measuring radio audiences in local markets in the United States and Mexico;

•	measuring national radio audiences and the audience size of network radio programs and commercials;

•	providing application software used for accessing and analyzing media audience and marketing information data; and

•	providing consumer and media usage information services to radio, cable, advertising agencies, advertisers, outdoor and out-of-home media, Internet broadcasters and through its Scarborough joint venture, broadcast television and print media.

      Arbitron’s quantitative radio audience measurement business and related software sales accounted for approximately 86% and 87% of its revenue in 2003 and 2002, respectively. Consolidation in the radio broadcasting industry has led to Arbitron’s dependence on a limited number of key customers. In 2003, Clear Channel Communications, Inc. (“Clear Channel Communications”) and Infinity Broadcasting Corp. (“Infinity Broadcasting”) represented approximately 21% and 10%, respectively, of Arbitron’s revenue. Arbitron’s agreements with these customers are not exclusive and contain no renewal obligations. Certain license agreements with Clear Channel Communications and Infinity Broadcasting, which accounted for approximately 17% and 9%, respectively, of Arbitron’s 2003 revenue, are up for renewal in 2004. Arbitron cannot give any assurances that it could replace the revenue that would be lost if a key customer failed to renew all or part of its agreements with Arbitron. The loss of a key customer would materially harm Arbitron’s business, financial condition and operating results.

      Arbitron entered into an agreement on May 31, 2000, with Nielsen Media Research, Inc., a provider of U.S. television and cable audience measurement services, under which Arbitron granted Nielsen Media Research an option to join Arbitron in the potential commercial deployment of the Portable People Meter (“Portable People Meter” or “PPM”) in the United States. In the event Nielsen Media Research exercises the option, the parties would form a joint venture to commercially deploy and operate the business of utilizing the Portable People Meter for the collection of listening and viewing audience data. In 2003, Arbitron worked with Nielsen Media Research on response rate issues and a variety of engineering tests. In October 2003, Arbitron and Nielsen Media Research announced that the initial results from tests of two separate respondent recruitment methods were positive. In 2004, Arbitron expects to focus on another market test to confirm the results of previous tests and demonstrate enhancements to the Portable People Meter system that have been made since it was tested in Philadelphia. Arbitron continues to work with Nielsen Media Research to resolve outstanding issues and to negotiate business terms for a potential Portable People Meter joint venture.

      Separate from the proposed joint venture with Nielsen Media Research, Arbitron began testing additional marketing research applications of the Portable People Meter technology in 2003. One application being tested is the use of the Portable People Meter as the media collection tool for a national marketing-oriented panel designed to correlate advertising with shopping behavior and sales. The objective is to provide multimedia exposure data combined with sales data from a single-source to produce a measure of advertising effectiveness for advertisers, agencies and broadcasters. This would be a new type of service for which market acceptance is not yet known.

      The continuing development and anticipated rollout of PPM services will require significant capital resources and will increase Arbitron’s operating costs over the next several years. In the event Arbitron decides to commercialize either a PPM ratings service or a PPM marketing application service there could be significant start-up expenses that could adversely affect Arbitron’s financial results.

      Arbitron uses listener diaries to gather radio listening data from sample households in the United States local markets for which it currently provides radio ratings. A representative sample of the population in each local market is randomly selected for each survey and is recruited by telephone. It is increasingly difficult and more costly to obtain consent from the phone sample to participate in the surveys and to get a usable diary returned to Arbitron. Arbitron must achieve response rates sufficient to maintain confidence in its ratings, the support of the industry and accreditation by the Media Rating Council. Response rates are a key quality measure of survey performance and an important factor in determining costs associated with data collection. Response rates have continued to decline over the past few years. If response rates continue to decline further, Arbitron’s radio audience measurement business could be adversely affected. Arbitron commits extensive efforts and resources to slow the decline of response rates. In 2003, Arbitron’s response rate initiatives included the opening of a second calling center for recruiting survey participants and the implementation of a survey treatment initiative giving respondents the option to agree to participate in the Arbitron radio survey through a secure Web site.

      Effective March 28, 2004, Arbitron will no longer produce its Internet audience measurement monthly and weekly ratings service. The after-tax charges resulting from the impairment of the fixed assets and intangibles related to this service will be approximately $0.3 million in the first quarter of 2004.

Critical Accounting Policies and Estimates

      Critical accounting policies and estimates are those that are both important to the presentation of Arbitron’s financial condition and results of operations and require management’s most difficult, complex or subjective judgments. The Company’s most critical accounting policy relates to the capitalization and recovery of software development costs.

      The Company capitalizes software development costs with respect to major product initiatives or enhancements, which are incurred during the period from the time of technological feasibility until the time that the software is ready for use. To the extent that software is being developed for use by customers or to support data collection activities, the Company also considers the recovery of such costs through future revenue streams in its decision to capitalize software development costs. Once the software is placed in service, the capitalized costs are generally amortized over periods of three to five years. If events or changes in circumstances indicate that the carrying value of software may not be recovered, a recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the software in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the software cost is written down to estimated fair value and an impairment loss is recognized. The Company’s estimates are subject to revision as market conditions and the Company’s assessments of them change. As of December 31, 2003, the Company’s internally developed capitalized Portable People Meter software had a carrying amount of $3.1 million.

Results of Operations

     Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

      The following table sets forth information with respect to the consolidated statements of income of Arbitron for the years ended December 31, 2003 and 2002.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

						Percentage of
			Increase (Decrease)			Revenue

	2003	2002	Dollars	Percent		2003	2002

Revenue	$273,550	$249,757	$23,793	9.5%		100.0%	100.0%

Costs and expenses
Cost of revenue	103,109	91,821	11,288	12.3%		37.7%	36.8%
Selling, general and administrative	58,662	53,096	5,566	10.5%		21.4%	21.2%
Research and development	25,842	24,728	1,114	4.5%		9.5%	9.9%

Total costs and expenses	187,613	169,645	17,968	10.6%		68.6%	67.9%

Operating income	85,937	80,112	5,825	7.3%		31.4%	32.1%
Equity in net income of affiliate	6,754	5,627	1,127	20.0%		2.5%	2.2%

Income before interest and income tax expense	92,691	85,739	6,952	8.1%		33.9%	34.3%
Interest income	741	596	145	24.3%		0.3%	0.2%
Interest expense	12,338	16,815	(4,477)	(26.6%	)	4.6%	6.7%

Income before income tax expense	81,094	69,520	11,574	16.6%		29.6%	27.8%
Income tax expense	31,221	26,765	4,456	16.6%		11.4%	10.7%

Net income	$49,873	$42,755	$7,118	16.6%		18.2%	17.1%

Net income per weighted average common share
Basic	$1.66	$1.45	$0.21	14.5%

Diluted	$1.63	$1.42	$0.21	14.8%

Other data
EBIT	$92,691	$85,739	$6,952	8.1%
EBITDA	$97,528	$90,108	$7,420	8.2%
EBIT and EBITDA Reconciliation
Net income	$49,873	$42,755	$7,118
Income tax expense	31,221	26,765	4,456
Interest income	741	596	145
Interest expense	12,338	16,815	(4,477)

EBIT	92,691	85,739	6,952
Depreciation and amortization	4,837	4,369	468

EBITDA	$97,528	$90,108	$7,420

      Revenue. Revenue increased 9.5% to $273.6 million in 2003 from $249.8 million in 2002. Approximately $21.4 million of the $23.8 million increase is due to increases in the subscriber base for the ratings and qualitative services, analytical software applications, escalations in multiyear customer contracts and contract renewals. Approximately $1.1 million of the increase is the result of the changes in the exchange rates between the United States Dollar and the British Pound.

      Cost of Revenue. Cost of revenue increased 12.3% to $103.1 million in 2003 from $91.8 million in 2002 and increased as a percentage of revenue to 37.7% in 2003 from 36.8% in 2002. The $11.3 million increase is mainly attributed to increases in data collection costs ($6.8 million), royalties ($2.7 million) and U.S. Media (Arbitron’s core quantitative, qualitative and software application services) computer center costs ($0.9 million), which were partially offset by lower Internet broadcast services costs ($0.5 million).

      Selling, General and Administrative. Selling, general and administrative expenses increased 10.5% to $58.7 million in 2003 from $53.1 million in 2002 and increased as a percentage of revenue to 21.4% in 2003 from 21.2% in 2002. The $5.6 million increase is mainly attributed to increases in U.S. Media selling expenses ($2.0 million), U.S. Media facilities costs ($1.0 million), U.S. Media marketing costs ($0.5 million), U.S. Media commissions ($0.5 million), U.S. Media finance and legal expenses ($1.1 million) and an increase in variable compensation ($0.9 million), which were partially offset by lower Internet broadcast services expenses ($0.8 million).

      Research and Development. Research and development expenses increased 4.5% to $25.8 million in 2003 from $24.7 million in 2002, but decreased as a percentage of revenue to 9.5% in 2003 from 9.9% in 2002. U.S. Media expenses increased by $2.7 million which were offset by decreases in PPM expenses ($0.9 million) and Internet broadcast services expenses ($0.6 million) where the Company derived benefits from the acquisition of certain assets from MeasureCast, Inc. during the fourth quarter of 2002.

      Operating Income. Operating income increased 7.3% to $85.9 million in 2003 from $80.1 million in 2002. Operating margin decreased to 31.4% in 2003 from 32.1% in 2002.

      Equity in Net Income of Affiliate. Equity in net income of affiliate (relating to the Company’s Scarborough joint venture) increased 20.0% to $6.8 million in 2003 from $5.6 million in 2002. The increase is attributed to the growth in revenue and net income of Scarborough.

      Interest Expense. Interest expense decreased to $12.3 million for the year ended December 31, 2003 from $16.8 million for the same period in 2002. The decrease is primarily attributed to a $50.1 million lower average debt principal balance outstanding under the Company’s revolving Credit Facility in 2003 compared to 2002. The commitment level and effective interest rates are also lower in 2003 than in 2002. In 2004, the Company expects a further decrease in the average debt principal balance outstanding and interest expense.

      Income Tax Expense. Arbitron’s effective tax rate was 38.5% in 2003 and 2002. A 0.5% increase in the Company’s effective income tax rate resulting from changes in state tax laws and changes in certain state tax apportionment factors was offset by the reversal of a reserve as the result of the resolution of certain state tax contingencies.

      Net Income. Net income increased 16.6% to $49.9 million in 2003 from $42.8 million in 2002.

      EBIT and EBITDA. EBIT increased 8.1% to $92.7 million and EBITDA increased 8.2% to $97.5 million in 2003 from $85.7 million and $90.1 million, respectively, in 2002. Arbitron has presented EBIT and EBITDA as supplemental information that management of Arbitron believes may be useful to investors to evaluate the Company’s results because they exclude certain items that are not directly related to the Company’s core operating performance. EBIT and EBITDA should not be considered substitutes either for net income, as an indicator of Arbitron’s operating performance, or for cash flow, as a measure of Arbitron’s liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies.

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

      The following table sets forth information with respect to the consolidated statements of income of Arbitron for the years ended December 31, 2002 and 2001.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

					Percentage of
			Increase (Decrease)		Revenue

	2002	2001	Dollars	Percent	2002	2001

Revenue	$249,757	$227,534	$22,223	9.8%	100.0%	100.0%

Costs and expenses
Cost of revenue	91,821	82,589	9,232	11.2%	36.8%	36.3%
Selling, general and administrative	53,096	49,553	3,543	7.1%	21.2%	21.8%
Research and development	24,728	24,131	597	2.5%	9.9%	10.6%

Total costs and expenses	169,645	156,273	13,372	8.6%	67.9%	68.7%

Operating income	80,112	71,261	8,851	12.4%	32.1%	31.3%
Equity in net income of affiliate	5,627	4,285	1,342	31.3%	2.2%	1.9%

Income before interest and income tax expense	85,739	75,546	10,193	13.5%	34.3%	33.2%
Interest income	596	838	(242)	(28.9%)	0.2%	0.4%
Interest expense	16,815	16,117	698	4.3%	6.7%	7.1%

Income before income tax expense	69,520	60,267	9,253	15.4%	27.8%	26.5%
Income tax expense	26,765	23,805	2,960	12.4%	10.7%	10.5%

Net income	$42,755	$36,462	$6,293	17.3%	17.1%	16.0%

Net income and pro forma net income per weighted average common share
Basic	$1.45	$1.25	$0.20	16.0%

Diluted	$1.42	$1.24	$0.18	14.5%

Other data
EBIT	$85,739	$75,546	$10,193	13.5%
EBITDA	$90,108	$80,572	$9,536	11.8%
EBIT and EBITDA Reconciliation
Net income	$42,755	$36,462	$6,293
Income tax expense	26,765	23,805	2,960
Interest income	596	838	(242)
Interest expense	16,815	16,117	698

EBIT	85,739	75,546	10,193
Depreciation and amortization	4,369	5,026	(657)

EBITDA	$90,108	$80,572	$9,536

      Revenue. Revenue increased 9.8% to $249.8 million in 2002 from $227.5 million in 2001. The increase is partly due to having RADAR for a full year in 2002. On July 2, 2001 Arbitron acquired the RADAR business. RADAR revenue for the first six months of 2002 was $4.5 million. There was no comparable revenue for the same period in 2001. Increases in the subscriber base for the ratings and qualitative services, analytical software applications, escalations in multiyear customer contracts and contract renewals mainly accounted for the remaining $17.7 million increase.

      Cost of Revenue. Cost of revenue increased 11.2% to $91.8 million in 2002 from $82.6 million in 2001 and increased as a percentage of revenue to 36.8% in 2002 from 36.3% in 2001. The dollar increase is mainly attributed to increases in data collection costs ($2.4 million), Scarborough royalties ($3.0 million), PPM costs ($2.0 million), computer center costs ($0.9 million) and research costs ($0.6 million).

      Selling, General and Administrative. Selling, general and administrative expenses increased 7.1% to $53.1 million in 2002 from $49.6 million in 2001, but decreased as a percentage of revenue to 21.2% in 2002 from 21.8% in 2001. The increase is partly due to having RADAR for a full year in 2002. RADAR expenses increased by $0.5 million in 2002. The remaining dollar increase is mainly attributed to increases in marketing expenses related to PPM ($1.5 million), higher U.S. Media administrative expenses ($0.9 million), increases in U.S. Media selling expenses ($1.6 million) and an increase in amortization of other intangible assets ($0.3 million). The U.S. Media administrative and selling expense increases are mainly attributable to higher employee related expenses. These increases were offset by the elimination of goodwill amortization, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which was $1.7 million in 2001.

      Research and Development. Research and development expenses increased 2.5% to $24.7 million in 2002 from $24.1 million in 2001 but decreased as a percentage of revenue to 9.9% in 2002 from 10.6% in 2001. The increase in expenses is partly due to having RADAR for a full year in 2002. RADAR expenses increased by $0.6 million in 2002. U.S. Media expenses increased by $1.6 million which were offset by a decrease in Internet broadcast services expenses of $1.6 million. The Company decreased its spending related to Internet broadcast services due to the slower than anticipated growth of the Internet broadcast ratings market.

      Operating Income. Operating income increased 12.4% to $80.1 million in 2002 from $71.3 million in 2001. Operating margin increased to 32.1% in 2002 from 31.3% in 2001.

      Equity in Net Income of Affiliate. Equity in net income of affiliate increased to $5.6 million in 2002 from $4.3 million in 2001. The increase is attributed to the growth in revenue and net income of Scarborough.

      Interest Expense. Interest expense increased 4.3% to $16.8 million in 2002 from $16.1 million in 2001. The increase is the result of having debt outstanding for a full year in 2002 compared to approximately nine months in 2001.

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

      EBIT and EBITDA. EBIT increased 13.5% to $85.7 million and EBITDA increased 11.8% to $90.1 million in 2002 from $75.5 million and $80.6 million, respectively, in 2001. Arbitron has presented EBIT and EBITDA as supplemental information that management of Arbitron believes may be useful to investors to evaluate the Company’s results because they exclude certain items that are not directly related to the Company’s core operating performance. EBIT and EBITDA should not be considered substitutes either for net income, as an indicator of Arbitron’s operating performance, or for cash flow, as a measure of Arbitron’s liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies.

Liquidity and Capital Resources

      Net cash provided by operating activities was $65.4 million, $76.3 million and $70.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease of $10.9 million in 2003 is mainly attributed to the reduced utilization of deferred tax assets of $24.9 million which was partially offset by higher net income of $7.1 million and a $3.9 million increase from the tax benefit realized from the exercises of stock options. The increase of $5.9 million in 2002 is mainly attributed to higher net income in 2002.

      Net cash used in investing activities was $5.4 million, $22.4 million and $19.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. The 2003 decrease in the use of cash is primarily attributed to no business acquisitions in 2003. The 2002 increase in the use of cash is primarily attributed to larger payments to the former owners of RADAR in 2002 than in 2001, $15.0 million and $10.3 million, respectively.

      Net cash used in financing activities was $34.9 million, $32.1 million and $33.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. In 2003, the Company received $25.1 million of cash from stock option exercises and other employee stock incentive plans compared to $7.9 million in 2002 and $0.8 million in 2001. Additionally, the Company made debt payments of $60.0 million in 2003 compared to $40.0 million and $45.0 million in 2002 and 2001, respectively. In 2001, in connection with the spin-off of Ceridian, the Company borrowed $250.0 million, consisting of $50.0 million in senior notes and $200.0 million under a credit facility, and immediately distributed the net proceeds to Ceridian in connection with the spin-off. The primary use of cash in 2001 was $45.0 million of discretionary long-term debt repayments. For the first quarter of 2001, the Company contributed cash generated from operating and investing activities to Ceridian as part of Ceridian’s centralized cash management system.

      Available cash and cash equivalents was $68.4 million, $43.1 million and $21.0 million as of December 31, 2003, 2002, and 2001, respectively. The Company as of December 31, 2003, had $72.5 million in available borrowings under its bank credit facility. Although Arbitron has a limited history as a stand-alone company, management expects that cash flow generated from operations, as well as available borrowings from its bank credit facility, if necessary, will be sufficient to support the Company’s operations, including research and development costs, for both the short- and long-term periods. Arbitron may consider from time to time various uses of its cash, including but not limited to paying down its debt, stock repurchases, cash dividends, acquisitions and increased PPM investments.

      Arbitron’s commitment under its revolving credit facility, which was $225.0 million at inception, had a balance of $127.6 million on March 5, 2004. At the end of March 2004, the commitment will be reduced to approximately $76.2 million in accordance with a mandatory commitment reduction provision and an excess cash flow provision of the Company’s debt covenants.

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

      In 2003, Clear Channel Communications and Infinity Broadcasting represented approximately 21% and 10%, respectively, of Arbitron’s revenue. Arbitron’s agreements with these customers are not exclusive and contain no renewal obligations. Certain Arbitron license agreements with Clear Channel Communications that accounted for approximately 17% of Arbitron’s 2003 revenue expire on December 31, 2004.

      In 2003, Arbitron entered into a one-year extension with Infinity Broadcasting for those contracts that were up for renewal. The license agreements with Infinity Broadcasting, which expire on March 31, 2004, accounted for approximately 9% of Arbitron’s 2003 revenue. Contracts with some customers may continue to be of a shorter-than-normal term until more detailed analysis of PPM data is completed. It is expected that with this additional analysis these customers will have a fuller understanding of the value of the PPM service, which will then serve as the basis for longer-term contract negotiations.

      Arbitron cannot give any assurances that it could replace the revenue that would be lost if a key customer failed to renew all or part of its agreement with Arbitron. The loss of a key customer would adversely affect Arbitron’s results of operations and liquidity.

      During 2003, Arbitron and Nielsen Media Research performed major response rate tests and continued research on the Portable People Meter. Arbitron continues to work with Nielsen Media Research to resolve outstanding issues and to negotiate business terms for a potential Portable People Meter joint venture.

      Separate from the proposed joint venture with Nielsen Media Research, Arbitron began testing additional marketing research applications of the Portable People Meter technology in 2003. One application being tested is the use of the Portable People Meter as the media collection tool for a national marketing-oriented panel designed to correlate advertising with shopping behavior and sales. The objective is to provide multimedia exposure data combined with sales data from a single-source to produce a measure of advertising effectiveness for advertisers, agencies and broadcasters. This would be a new type of service for which market acceptance is not yet known.

      The continuing development and anticipated rollout of PPM services will require significant capital resources and will increase our operating costs over the next several years. In the event Arbitron decides to commercialize either a PPM ratings service or a PPM marketing application service there could be significant start-up expenses that could adversely affect Arbitron’s financial results.

      The following table summarizes Arbitron’s contractual cash obligations as of December 31, 2003:

Contractual Obligations

(In thousands)

	Less Than	1 - 3	3 - 5	More Than
	1 Year	Years	Years	5 Years	Total

Long-term debt (A)	$—	$55,000	$50,000	$—	$105,000
Operating leases (B)	7,794	13,641	6,433	10,903	38,771
Purchase obligations (C)	—	—	—	—	—
Pension contributions (D)	1,100	—	—	—	1,100

	$8,894	$68,641	$56,433	$10,903	$144,871

(A)	See note 7 to consolidated financial statements.

(B)	See note 10 to consolidated financial statements.

(C)	Arbitron generally does not make unconditional, noncancelable purchase commitments. The Company enters into purchase orders in the normal course of business, but they do not exceed one-year terms.

(D)	Amount represents an estimate of its cash contribution for 2004 to its defined benefit pension plan. Future cash contributions will be determined based upon the funded status of the plan.

      As of December 31, 2003, the Company had outstanding letters of credit of $0.1 million.

Off-Balance Sheet Arrangements

      Arbitron did not enter into any off-balance sheet arrangements during 2003 or 2002, nor did Arbitron have any off-balance sheet arrangements outstanding at December 31, 2003 or 2002.

New Accounting Pronouncements Adopted in 2003

      FASB Interpretation No. 46, Consolidation of Variable Interest Entities, became effective for Arbitron in January 2003. FASB Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities that have one or both of the following characteristics: the equity investment risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; the equity investors lack certain essential characteristics of a controlling financial interest. FASB Interpretation No. 46 currently does not have an impact on the Company’s consolidated financial statements.

      Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables, established guidelines on revenue recognition involving multiple deliverables. The Company determined that its revenue recognition policies were consistent with the consensus reached in EITF 00-21.

Seasonality

      Arbitron recognizes revenue for products and services over the terms of license agreements as products and services are delivered, and expenses are recognized as incurred. Arbitron gathers radio-listening data in approximately 286 United States local markets. All markets are measured at least twice per year (April, May, June, “Spring Survey,” and October, November, December, “Fall Survey”). In addition, all major markets are measured two additional times per year (January, February, March, “Winter Survey,” and July, August, September, “Summer Survey”). Arbitron’s revenue is generally higher in the first and third quarters as the result of the delivery of the Fall Survey and Spring Survey, respectively, to all markets compared to revenue in the second and fourth quarters when delivery of the Winter Survey and Summer Survey, respectively, is only delivered to major markets. Arbitron’s expenses are generally higher in the second and fourth quarters as the “Spring Survey” and “Fall Survey” are being conducted.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The report of independent auditors and financial statements are set forth below (see Item 15(a) for list of financial statements and financial statement schedules):

ARBITRON INC.

Independent Auditors’ Report

The Board of Directors

  Arbitron Inc.:

      We have audited the consolidated financial statements of Arbitron Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed under item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arbitron Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Baltimore, Maryland

January 21, 2004

ARBITRON INC.

Consolidated Balance Sheets

December 31, 2003 and 2002
(In thousands, except per share data)

	2003	2002

Assets
Current assets
Cash and cash equivalents	$68,433	$43,095
Trade accounts receivable, net of allowance for doubtful accounts of $1,081 in 2003 and $1,043 in 2002	21,355	20,509
Deferred tax assets	24,183	20,488
Prepaid expenses and other current assets	2,886	2,330

Total current assets	116,857	86,422
Investments in affiliate	10,953	10,249
Property and equipment, net	13,182	12,370
Goodwill, net	32,937	32,937
Other intangibles, net	1,487	2,371
Noncurrent deferred tax assets	6,646	8,869
Other noncurrent assets	2,132	2,820

Total assets	$184,194	$156,038

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$5,326	$4,475
Accrued expenses and other current liabilities	28,119	24,708
Deferred revenue	58,398	54,746

Total current liabilities	91,843	83,929
Noncurrent liabilities
Long-term debt	105,000	165,000
Other noncurrent liabilities	5,424	7,688

Total liabilities	202,267	256,617

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $100.00 par value, 750 shares authorized, no shares issued	—	—
Common stock, $0.50 par value, authorized 500,000 shares, issued 32,336 shares	16,168	16,168
Additional paid-in capital	100,024	69,187
Accumulated earnings (net distributions to Ceridian in excess of accumulated earnings) prior to spin-off	(242,870)	(242,870)
Retained earnings subsequent to spin-off	112,795	62,922
Common stock held in treasury, 1,626 shares and 2,725 shares, respectively	(813)	(1,363)
Accumulated other comprehensive loss	(3,377)	(4,623)

Total stockholders’ equity (deficit)	(18,073)	(100,579)

Total liabilities and stockholders’ equity (deficit)	$184,194	$156,038

See notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Income

Years Ended December 31, 2003, 2002 and 2001
(In thousands, except per share data)

	2003	2002	2001

Revenue	$273,550	$249,757	$227,534
Costs and expenses
Cost of revenue	103,109	91,821	82,589
Selling, general and administrative	58,662	53,096	49,553
Research and development	25,842	24,728	24,131

Total costs and expenses	187,613	169,645	156,273

Operating income	85,937	80,112	71,261
Equity in net income of affiliate	6,754	5,627	4,285

Income before interest and income tax expense	92,691	85,739	75,546
Interest income	741	596	838
Interest expense	12,338	16,815	16,117

Income before income tax expense	81,094	69,520	60,267
Income tax expense	31,221	26,765	23,805

Net income	$49,873	$42,755	$36,462

Net income and pro forma net income per weighted average common share
Basic	$1.66	$1.45	$1.25
Diluted	$1.63	$1.42	$1.24
Weighted average and pro forma weighted average common shares used in calculations
Basic	30,010	29,413	29,164
Potentially dilutive securities	606	636	319

Diluted	30,616	30,049	29,483

See notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2003, 2002 and 2001
(In thousands)

				Accumulated
				Earnings (Net
				Distributions to	Retained
				Ceridian in Excess	Earnings	Common	Accumulated	Total
	Number of		Additional	of Accumulated	Subsequent	Stock	Other	Stockholders’
	Shares	Common	Paid-in	Earnings) Prior to	to	Held in	Comprehensive	Equity
	Outstanding	Stock	Capital	Spin-off	Spin-off	Treasury	Income (Loss)	(Deficit)

Balance at December 31, 2000	—	$—	$—	$33,361	$—	$—	$(139)	$33,222
Capitalization of Arbitron in connection with the spin-off	29,153	16,166	58,333	(72,910)	—	(1,589)	—	—
Net income	—	—	—	16,295	20,167	—	—	36,462
Other comprehensive income (loss)
Net change in foreign currency translation	—	—	—	—	—	—	24	24
Change in additional minimum pension liability — non-qualified plan	—	—	—	—	—	—	(285)	(285)
Change in unrealized loss on interest rate swap	—	—	—	—	—	—	(4,311)	(4,311)
Income tax benefit	—	—	—	—	—	—	1,631	1,631
Distributions to Ceridian, net	—	—	—	(236,892)	—	—	—	(236,892)
Common stock issued	49	—	788	—	—	24	—	812
Tax benefit from stock option exercises and other plans	—	—	228	—	—	—	—	228

Balance at December 31, 2001	29,202	16,166	59,349	(260,146)	20,167	(1,565)	(3,080)	(169,109)
Net income	—	—	—	—	42,755	—	—	42,755
Other comprehensive income (loss)
Net change in foreign currency translation	—	—	—	—	—	—	246	246
Change in additional minimum pension liability — qualified plan	—	—	—	—	—	—	(3,026)	(3,026)
Change in additional minimum pension liability — non-qualified plan	—	—	—	—	—	—	84	84
Change in unrealized loss on interest rate swap	—	—	—	—	—	—	15	15
Income tax benefit	—	—	—	—	—	—	1,138	1,138
Adjustments to distributions from Ceridian	—	—	—	17,276	—	—	—	17,276
Common stock issued	409	2	7,690	—	—	202	—	7,894
Tax benefit from stock option exercises and other plans	—	—	2,148	—	—	—	—	2,148

Balance at December 31, 2002	29,611	16,168	69,187	(242,870)	62,922	(1,363)	(4,623)	(100,579)
Net income	—	—	—	—	49,873	—	—	49,873
Other comprehensive income (loss)
Net change in foreign currency translation	—	—	—	—	—	—	306	306
Change in additional minimum pension liability — qualified plan	—	—	—	—	—	—	(1,275)	(1,275)
Change in additional minimum pension liability — non-qualified plan	—	—	—	—	—	—	(405)	(405)
Change in unrealized loss on interest rate swap							3,125	3,125
Income tax benefit	—	—	—	—	—	—	(505)	(505)
Common stock issued	1,099	—	24,790	—	—	550	—	25,340
Tax benefit from stock option exercises and other plans	—	—	6,047	—	—	—	—	6,047

Balance at December 31, 2003	30,710	$16,168	$100,024	$(242,870)	$112,795	$(813)	$(3,377)	$(18,073)

See notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2003, 2002 and 2001
(Dollars in thousands)

	2003	2002	2001

Cash flows from operating activities
Net income	$49,873	$42,755	$36,462
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	3,953	3,177	2,410
Other amortization	884	1,192	2,616
Loss on asset disposals	434	119	630
Asset impairment charge	178	—	—
Deferred income taxes	(1,935)	22,905	21,574
Equity in net income of affiliate	(6,754)	(5,627)	(4,285)
Distributions from affiliate	6,050	5,100	4,200
Bad debt expense	324	294	217
Tax benefit from stock option exercises and stock purchase plans	6,047	2,148	228
Changes in operating assets and liabilities, net of effects of business acquisition
Trade accounts receivable	(999)	(1,268)	(108)
Prepaid expenses and other assets	471	2,475	708
Accounts payable	757	(834)	(3,523)
Accrued expense and other current liabilities	3,276	3,908	5,227
Deferred revenue	3,614	1,715	4,481
Other noncurrent liabilities	(818)	(1,733)	(449)

Net cash provided by operating activities	65,355	76,326	70,388

Cash flows from investing activities
Additions to property and equipment	(5,350)	(6,779)	(6,531)
Business acquisitions, net of cash received	—	(15,600)	(13,274)
Proceeds from disposal of property and equipment	—	—	60

Net cash used in investing activities	(5,350)	(22,379)	(19,745)

Cash flows from financing activities
Proceeds from stock option issuances and stock purchase plans	25,051	7,894	812
Proceeds from issuance of long-term debt	—	—	250,000
Payment of long-term debt	(60,000)	(40,000)	(45,000)
Payment of deferred financing costs	—	—	(3,010)
Net cash distributions to Ceridian	—	—	(235,958)

Net cash used in financing activities	(34,949)	(32,106)	(33,156)

Effect of exchange rates on cash	282	211	16

Net increase in cash and cash equivalents	25,338	22,052	17,503
Cash and cash equivalents at beginning of year	43,095	21,043	3,540

Cash and cash equivalents at end of year	$68,433	$43,095	$21,043

See notes to consolidated financial statements.

ARBITRON INC.

Notes to Consolidated Financial Statements

1. Description of Business and Basis of Presentation

     Description of Business

      Arbitron Inc. (“Arbitron” or the “Company”) is an international media and marketing research firm primarily serving radio, cable, advertising agencies, advertisers, outdoor and out-of-home media and, through its Scarborough joint venture, broadcast television and print media.

      Arbitron currently has four main services: measuring radio audiences in local markets in the United States and Mexico; measuring national radio audiences and the audience size of network radio programs and commercials; providing application software used for accessing and analyzing media audience and marketing information data; and providing consumer and media usage information services to radio, cable, advertising agencies, advertisers, outdoor and out-of-home media, Internet broadcasters and, through its Scarborough joint venture, broadcast television and print media.

     Basis of Presentation

      Arbitron was formerly known as Ceridian Corporation (“Ceridian”). Prior to March 31, 2001, Ceridian, a publicly traded company, had as its principal lines of business the human resource service businesses, the Comdata business, which provided transaction processing and regulatory compliance services for the transportation industry and the radio audience measurement business.

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

2.     Summary of Significant Accounting Policies

     Basis of Consolidation

      The consolidated financial statements of Arbitron reflect the consolidated financial position, results of operations and cash flows of Arbitron Inc. and its subsidiaries: Arbitron Holdings Inc., Audience Research Bureau S.A. de C.V., Ceridian Infotech (India) Private Limited, CSW Research Limited and Euro Fieldwork Limited.

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

ARBITRON INC.

Notes to Consolidated Financial Statements — Continued

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

     Trade Accounts Receivable

      Trade accounts receivable are recorded at invoiced amounts. The allowance of doubtful accounts is estimated based on historical trends of past due accounts and write-offs.

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

     Goodwill and Other Intangibles

      Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002, with the exception of a provision for acquisitions occurring after June 30, 2001, which was adopted on July 1, 2001. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to

ARBITRON INC.

Notes to Consolidated Financial Statements — Continued

their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

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

     Impairment of Long-Lived Assets

      In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized at the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

ARBITRON INC.

Notes to Consolidated Financial Statements — Continued

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

     Pro Forma Disclosures of Stock-Based Compensation

      The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transitions and Disclosures), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each year (Dollars in thousands, except per share data):

	2003	2002	2001

Net income, as reported	$49,873	$42,755	$36,462
Less: Stock-based compensation expense determined under fair value method, net of tax	3,168	4,213	4,372
Pro forma net income	$46,705	$38,542	$32,090
Basic and pro forma basic net income per weighted average common share, as reported	$1.66	$1.45	$1.25
Pro forma basic net income per weighted average common share	$1.56	$1.31	$1.10
Diluted and pro forma diluted net income per weighted average common share, as reported	$1.63	$1.42	$1.24

Pro forma diluted net income per weighted average common share	$1.52	$1.26	$1.09
Options granted	585	546	2,031
Weighted-average exercise price	$34.79	$34.67	$21.62
Weighted-average fair value	$7.57	$8.01	$6.58
Weighted-average assumptions:
Expected lives in years	4	4	4
Expected volatility	23.9%	24.8%	28.5%
Expected dividend rate	—	—	—
Risk-free interest rate	2.77%	2.75%	3.00%

     Net Income and Pro Forma Net Income per Weighted Average Common Share

      The computations of pro forma basic and diluted net income per weighted average common share for the year ended December 31, 2001 are based upon Ceridian’s weighted average number of shares of common stock and potentially dilutive securities outstanding for the three months ended March 31, 2001, and

ARBITRON INC.

Notes to Consolidated Financial Statements — Continued

Arbitron’s weighted average shares of common stock and potentially dilutive securities outstanding for the nine months ended December 31, 2001.

      Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period. Options totaling 14,084 in 2003, 529,233 in 2002 and 447,243 in 2001, were not included in the computation of pro forma diluted net income per common share because the options’ exercise prices exceeded the average market price of the Company’s common stock.

     Translation of Foreign Currencies

      Financial statements of foreign subsidiaries are translated into United States dollars at current rates at the end of the period except that revenue and expenses are translated at average current exchange rates during each reporting period. Net exchange gains or losses and the effect of exchange rate changes on intercompany transactions of a long-term nature are accumulated and charged directly to a separate component of other comprehensive income and accumulated other comprehensive loss in stockholders’ equity (deficit). Gains and losses from translation of assets and liabilities denominated in other than the functional currency of the operation are recorded in income as incurred.

     Advertising Expense

      The Company recognizes advertising expense the first time advertising takes place. Advertising expense for the years ended December 31, 2003, 2002 and 2001 was $1.9 million, $1.5 million and $2.0 million, respectively.

     Accounting Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include: valuation allowances for receivables, deferred income tax assets; valuation of derivative instruments; and assets and obligations related to employee benefits. Actual results could differ from those estimates.

     New Accounting Pronouncements Adopted in 2003

      FASB Interpretation No. 46, Consolidation of Variable Interest Entities, became effective for Arbitron in January 2003. FASB Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities which have one or both of the following characteristics: the equity investment risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; the equity investors lack certain essential characteristics of a controlling financial interest. FASB Interpretation No. 46 currently does not have an impact on the Company’s consolidated financial statements.

      Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables, established guidelines on revenue recognition involving multiple deliverables. The Company determined that its revenue recognition policies were consistent with the consensus reached in EITF 00-21.

ARBITRON INC.

Notes to Consolidated Financial Statements — Continued

3.     Investments in Affiliate

      Investments in affiliate consist of the Company’s 49.5% interest in Scarborough Research Group (“Scarborough”), a syndicated, qualitative local market research partnership, which is accounted for using the equity method of accounting.

      Under the Scarborough partnership agreement, the Company has the exclusive right to license Scarborough’s services to radio stations, cable companies, and outdoor media, and a nonexclusive right to license Scarborough’s services to advertising agencies and advertisers. The Company pays a royalty fee to Scarborough based on a percentage of revenues. Royalties of approximately $19.6 million, $17.1 million and $14.2 million for 2003, 2002 and 2001, respectively, are included in cost of revenue in the Company’s consolidated statements of income. Accrued royalties due to Scarborough as of December 31, 2003 and 2002 of $3.0 million and $2.0 million, respectively, are included in accrued expenses and other current liabilities in the consolidated balance sheets.

      Scarborough’s revenue was $49.7 million, $43.7 million and $40.3 million in 2003, 2002 and 2001, respectively. The Company’s equity in net income of Scarborough was $6.8 million, $5.6 million and $4.3 million in 2003, 2002 and 2001, respectively. The Company received distributions from Scarborough in 2003, 2002 and 2001 of $6.1 million, $5.1 million and $4.2 million, respectively.

4.     Property and Equipment

      Property and equipment as of December 31, 2003 and 2002 consist of the following (Dollars in thousands):

	2003	2002

Computer equipment	$8,139	$8,973
Purchased software and development costs	11,101	8,783
Leasehold improvements	6,892	7,325
Machinery, furniture and fixtures	5,878	3,248

	32,010	28,329
Accumulated depreciation and amortization	(18,828)	(15,959)

Property and equipment, net	$13,182	$12,370

      Depreciation and amortization expense for 2003, 2002 and 2001 was $4.0 million, $3.2 million and $2.4 million, respectively.

5.     Goodwill

      SFAS No. 142, Goodwill and Other Intangible Assets, was adopted on January 1, 2002, with the exception of a provision for acquisitions occurring after June 30, 2001, which was adopted on July 1, 2001. Under SFAS No. 142, the Company is no longer amortizing goodwill, rather goodwill is measured for impairment on an annual basis under the guidance set forth in the standard. During 2003 and 2002, the Company tested its goodwill in accordance with the standard and concluded no impairment charge was required.

      Intangible assets with finite lives are being amortized to expense over their estimated useful lives. As of December 31, 2003, the Company’s intangible assets with finite lives had a weighted average useful life of five years. As of December 31, 2003, the Company had no intangible assets with indefinite useful lives.

ARBITRON INC.

Notes to Consolidated Financial Statements — Continued

      Changes in goodwill for the years ended December 31, 2003 and 2002 were as follows (Dollars in thousands):

	2003	2002

Beginning of year balance	$32,937	$28,937
Additions related to RADAR	—	4,000
Amortization	—	—

End of year balance	$32,937	$32,937

      The following information presents the results of operations of the Company as if SFAS No. 142 had been adopted on January 1, 2001 (Dollars in thousands, except per share data):

	2003	2002	2001

Net income, as reported	$49,873	$42,755	$36,462
Goodwill amortization	—	—	1,704

Net income, adjusted	$49,873	$42,755	$38,166

Net income and pro forma net income per weighted average common share, as adjusted
Basic net income per share:
As reported	$1.66	$1.45	$1.25
Goodwill amortization	—	—	0.06

Adjusted	$1.66	$1.45	$1.31

Diluted net income per share:
As reported	$1.63	$1.42	$1.24
Goodwill amortization	—	—	0.05

Adjusted	$1.63	$1.42	$1.29

6.     Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities as of December 31, 2003 and 2002 consist of the following (Dollars in thousands):

	2003	2002

Employee compensation and benefits	$14,332	$12,394
Federal and state income taxes	7,837	7,999
Royalties due to Scarborough	3,046	1,984
Interest	842	854
Sales and value added taxes	1,091	709
Other	971	768

	$28,119	$24,708

ARBITRON INC.

Notes to Consolidated Financial Statements — Continued

7.     Long-term Debt

      Long-term debt as of December 31, 2003 and 2002 consists of the following (Dollars in thousands):

	2003	2002

Senior fixed rate notes	$50,000	$50,000
Revolving credit facility	55,000	115,000

	$105,000	$165,000

      On January 31, 2001, the Company entered into a $225.0 million five-year revolving credit agreement with a consortium of banks (the “Credit Facility”). On March 29, 2001, in connection with the spin-off, $200.0 million was drawn on the Credit Facility and distributed to Ceridian.

      The Credit Facility has two borrowing options, a Eurodollar rate option or a base rate option, as defined in the agreement. Under the Eurodollar option, the Company may elect interest periods of one, two, three or six months at the inception date and each renewal date. Borrowings under the Eurodollar option bear interest at the London Interbank Offered Rate (LIBOR) plus a margin of 2.00% to 2.75%. Borrowings under the base rate option bear interest at the higher of the lead lender’s prime rate or the Federal Funds rate plus 50 basis points, plus a margin of .50% to 1.25%. The specific margins, under both options, are determined based on the Company’s ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”), and is adjusted every ninety days. The agreement contains a commitment fee provision whereby the Company is charged a fee, ranging from .375% to .550%, applied to the unused portion of the facility. Under the terms of the Credit Facility, the Company is required to maintain certain other financial ratios, in addition to the leverage ratio, and meet other financial conditions. The agreement limits, among other things, the Company’s ability to buy or sell assets, incur additional indebtedness, grant or incur liens on its assets, repay indebtedness other than the Credit Facility, make investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations. The agreement prohibited the payment of cash dividends through March 2003. The interest rate on the Credit Facility borrowings outstanding as of December 31, 2003 was 7.02%.

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

      Interest paid in 2003 and 2002 on the Credit Facility and the senior secured notes was $11.8 million and $16.1 million, respectively.

      The unused portion of the Credit Facility was $72.5 million as of December 31, 2003. However, at the end of March 2004, the commitment will be reduced by $25.0 million in accordance with a mandatory commitment reduction provision and will be reduced by approximately $26.4 million in accordance with an excess cash flow provision, for a total commitment reduction of $51.4 million.

      Annual maturities of the Company’s long-term debt based on projected commitment reductions is $0 in 2004; $3.8 million in 2005; $51.2 million in 2006; $0 in 2007 and $50.0 million in 2008. As of December 31, 2003, the Company had outstanding letters of credit of $0.1 million.

ARBITRON INC.

Notes to Consolidated Financial Statements — Continued

8.     Interest Rate Swap

      The Company entered into an interest rate swap agreement effective on March 29, 2001 to hedge its exposure to fluctuations in interest rates relating to its outstanding variable rate debt. The contract’s notional amount was $200.0 million at inception, and declines each quarter over the life of the contract in proportion to the Company’s estimated outstanding balance on the Credit Facility ($55.0 million at December 31, 2003). Under the terms of the contract, the Company pays a fixed rate of 5.02% and receives LIBOR, which resets every 90 days. The contract matures on December 31, 2004. The interest rate swap agreement was designated as a cash flow hedge, and was designed to be entirely effective by matching the terms of the swap agreement with the debt. The base rate for both the variable rate debt and the swap is LIBOR and the instruments have the same renewal dates over the lives of the instruments. The fair value of the cash flow hedge was recorded as a non-current liability and the offsetting unrealized loss was recorded in accumulated other comprehensive loss as of December 31, 2003.

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

9.     Comprehensive Income

      The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, changes in additional minimum pension liabilities and changes in unrealized gains and losses on interest rate swap agreements.

      The components of comprehensive income for the years ended December 31, 2003, 2002 and 2001 are as follows (Dollars in thousands):

	2003	2002	2001

Net income	$49,873	$42,755	$36,462
Other comprehensive income (loss)
Change in foreign currency translation adjustment	306	246	24
Change in unrealized loss on interest rate swap	3,125	15	(4,311)
Change in additional minimum pension liabilities	(1,680)	(2,942)	(285)
Income tax benefit, net	(505)	1,138	1,631

Comprehensive income	$51,119	$41,212	$33,521

ARBITRON INC.

Notes to Consolidated Financial Statements — Continued

      The components of accumulated other comprehensive loss as of December 31, 2003 and 2002 are as follows (Dollars in thousands):

	2003	2002

Foreign currency translation adjustment	$236	$(70)
Unrealized loss on interest rate swap	(1,171)	(4,296)
Additional minimum pension liability	(4,706)	(3,026)
Income tax benefit	2,264	2,769

	$(3,377)	$(4,623)

10.     Commitments and Contingencies

     Leases

      Arbitron conducts all of its operations in leased facilities and leases certain equipment which have minimum lease obligations under noncancelable operating leases. Certain of these leases contain rent escalations based on specified percentages. Most of the leases contain renewal options and require payments for taxes, insurance and maintenance. Rent expense is charged to operations as incurred except for escalating rents, which are charged to operations on a straight-line basis over the life of the lease. Rent expense was $8.5 million, $8.4 million and $8.2 million in 2003, 2002 and 2001, respectively.

      Future minimum lease commitments under noncancelable operating leases having an initial term of more than one year, are as follows (Dollars in thousands):

2004	$7,794
2005	6,738
2006	6,903
2007	3,547
2008	2,886
Thereafter	10,903

$38,771

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

11.     Income Taxes

      The provision for income taxes is based on income recognized for consolidated financial statement purposes and includes the effects of permanent and temporary differences between such income and income recognized for income tax return purposes. As a result of the spin-off, deferred tax assets consisting of net operating loss and credit carryforwards were transferred from Ceridian to Arbitron, along with temporary differences related to the Arbitron business. The net operating loss carryforwards will expire in various

ARBITRON INC.

Notes to Consolidated Financial Statements — Continued

amounts from 2004 to 2022. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

      The components of income before income tax expense and a reconciliation of the statutory federal income tax rate to the income tax rate on income before income tax expense for the years ended December 31, 2003, 2002 and 2001 are as follows (Dollars in thousands):

	2003	2002	2001

Income before income tax expense:
U.S.	$80,357	$69,591	$60,181
International	737	(71)	86

Total	$81,094	$69,520	$60,267

Income tax expense:
Current:
U.S.	$28,925	$2,188	$1,231
State and other	4,231	1,672	1,000

	33,156	3,860	2,231

Deferred:
U.S.	(1,729)	21,304	19,483
State and other	(206)	1,601	2,091

Total	(1,935)	22,905	21,574

	$31,221	$26,765	$23,805

U.S. statutory rate	35%	35%	35%

Income tax expense at U.S. statutory rate	$28,383	$24,332	$21,093
State income taxes, net of federal benefit	2,616	2,145	2,219
Meals and entertainment	261	260	214
Goodwill	—	—	315
Other	(39)	28	(36)

Income tax expense	$31,221	$26,765	$23,805

Effective tax rate	38.5%	38.5%	39.5%

      Temporary differences and the resulting deferred income tax assets as of December 31, 2003 and 2002 were as follows (Dollars in thousands):

	2003	2002

Deferred revenue	$21,942	$18,478
Income tax benefit of other comprehensive loss	2,264	2,769
Depreciation	1,062	1,042
Accruals	1,111	836
Net operating loss carryforwards	5,034	5,696
Other	(584)	536

	$30,829	$29,357

ARBITRON INC.

Notes to Consolidated Financial Statements — Continued

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which the temporary differences become deductible and before tax credits or net operating loss carryforwards expire. Management considered historical results of Arbitron during the previous three years and projected future taxable income and determined no valuation allowance was required at December 31, 2003 and 2002, except for state operating loss carryforwards, which are presented net of a valuation allowance of $7.8 million and $8.2 million, respectively.

      Income taxes paid in 2003 and 2002 were $27.0 million and $1.3 million, respectively.

12.     Retirement Plans

      Prior to the spin-off, some of the Company’s United States employees were eligible to participate in Ceridian’s defined benefit pension plans. The Company recorded pension and postretirement benefit costs as allocated by Ceridian through the spin-off date. Responsibility for costs relating to the Company’s retirees and vested terminated employees prior to the spin-off remain with Ceridian. Subsequent to the spin-off, the Company assumed responsibility for pension and postretirement benefits relating to its active employees.

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

      For 2003 and 2002, due primarily to a drop in the discount rate and the effect of the plan’s investment experience at the September 30 measurement date on the valuation of plan assets, the accrued benefit obligation of the plan exceeded the fair value of plan assets. Pension expense was $1.0 million, $0.5 million and less than $0.1 million for 2003, 2002 and 2001, respectively. The Company’s pension obligations for this plan exceeded plan assets by $4.7 million at September 30, 2003.

      Arbitron employs a total return investment approach whereby a mix of equities and fixed income investments is used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth and value stocks. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

      Arbitron’s pension plan weighted-average asset allocations at September 30, 2003 and 2002, by asset category are as follows:

	Plan Assets
	at September 30,

Asset Category	2003	2002

Equity Securities	58%	—
Debt Securities	40%	—
Cash and Cash Equivalents	2%	100%

Total	100%	100%

ARBITRON INC.

Notes to Consolidated Financial Statements — Continued

      Arbitron’s investment strategy is to diversify assets so that adverse results from one asset or asset class will not have an unduly detrimental effect on the entire portfolio. Diversification includes by type, by characteristic, and by number of investments, as well as by investment style of management organization. Cash held and intended to pay benefits is considered to be a residual asset in the asset mix, and therefore, compliance with the ranges and targets specified shall be calculated excluding such reserves. Assets of the plan do not include securities issued by Arbitron. The target allocation for each asset class is 60% equity securities and 40% debt securities.

      Arbitron’s estimate for contributions to be paid in 2004 is $1.1 million.

      The funded status of the plan as of the measurement dates of September 30, 2003 and 2002, and change in funded status for the annual period ended September 30, 2003 and 2002 are shown in the accompanying table, along with the net periodic pension cost and assumptions used in calculations.

     Postretirement Benefits

      Arbitron provides health care benefits for eligible retired employees. These postretirement benefits are provided by several health care plans in the United States for both pre-age and post-age 65 retirees. Employer contributions to these plans differ for various groups of retirees and future retirees. Employees hired before January 1, 1992 and retiring after that date may enroll in plans for which a company subsidy is provided through age 64. Employees hired on or after January 1, 1992 may enroll at retirement in various health care plans with no company subsidy.

      The Company’s postretirement benefit liability was $0.6 million and $0.5 million, as of December 31, 2003 and 2002, respectively. The Company’s postretirement benefit expense was $0.1 million, $0.1 million and less than $0.1 million in 2003, 2002 and 2001, respectively. The accompanying table presents the balances of and changes in the aggregate benefit obligation as of the measurement dates of September 30, 2003 and 2002, and the components of net periodic postretirement benefit cost. The plan is unfunded.

	Defined Benefit		Postretirement
	Pension Plan		Plan
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands)
Change in benefit obligation during the period
At beginning of period	$19,558	$15,758	$674	$437
Service cost	559	485	19	15
Interest cost	1,304	1,183	45	36
Plan participants’ contributions	342	315	3	1
Plan amendment	—	182	—	—
Actuarial loss	1,055	2,117	67	187
Benefits paid	(488)	(482)	(6)	(2)

At end of period	$22,330	$19,558	$802	$674

ARBITRON INC.

Notes to Consolidated Financial Statements — Continued

	Defined Benefit		Postretirement
	Pension Plan		Plan
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands)
Change in fair value of plan assets
At beginning of period	$14,880	$13,984	$—	$—
Actual return on plan assets	417	280	—	—
Employer contribution	2,479	783	3	1
Plan participants’ contributions	342	315	3	1
Benefits paid	(488)	(482)	(6)	(2)

At end of period	$17,630	$14,880	$—	$—

Funded status of plan
Funded status	$(4,700)	$(4,678)	$(802)	$(674)
Unrecognized net actuarial loss	8,091	6,561	189	128
Unrecognized prior service cost	138	160	—	—
Fourth quarter participant contributions	—	—	2	—
Intangible asset	(138)	(160)	—	—
Amount included in comprehensive income	(4,301)	(3,026)	—	—

Net liability	$(910)	$(1,143)	$(611)	$(546)

Net periodic cost
Service cost of benefits	$559	$485	$19	$15
Interest cost	1,304	1,183	45	36
Expected return on plan assets	(1,322)	(1,411)	—	—
Amortization of net actuarial loss	430	221	6	—
Amortization of prior service cost	22	59	—	—

Total	$993	$537	$70	$51

Weighted-average assumptions
Discount rate
Components of cost	6.75%	7.25%	6.75%	7.25%
Benefit obligations	6.25%	6.75%	6.25%	6.75%
Expected return on plan assets	8.00%	9.50%	—	—
Rate of compensation increase	4.00%	4.00%	—	—

      The accumulated benefit obligation for the defined benefit pension plan was $18.5 million and $16.0 million at September 30, 2003 and 2002, respectively.

      The assumed health care cost trend rate used in measuring the postretirement benefit obligation was 8.30% for pre-age 65 and post-age 65 in 2004, with pre-age and post-age 65 rates declining to an ultimate rate of 5.75% in 2007. A 1% change in this rate would change the benefit obligation by approximately $0.1 million and the aggregate service and interest cost by less than $0.1 million.

ARBITRON INC.

Notes to Consolidated Financial Statements — Continued

     Supplemental Retirement

      Arbitron also sponsors two nonqualified supplemental retirement plans. The projected benefit obligation at September 30, 2003 and 2002 was $2.9 million and $1.1 million, respectively. The accumulated benefit obligation at September 30, 2003 and 2002 was $1.1 million and $0.3 million, respectively. Net periodic pension costs were $0.2 million for 2003, less than $0.1 million for 2002 and approximately $0.2 million for 2001. As of December 31, 2003 and 2002, prepaid pension costs of $0.4 million and $0.5 million, respectively, held in benefit protection trusts are included in other noncurrent assets in the consolidated balance sheets. The change in additional minimum liability for the years ended December 31, 2003 and 2002, was $0.4 million and $(0.1) million, respectively.

           401(k) Plan

      Arbitron employees may also participate in a defined contribution plan that is sponsored by the Company. The plan generally provides for employee salary deferral contributions of up to 17% of eligible employee compensation. Under the terms of the plan, Arbitron contributes a matching contribution of 50% up to a maximum of 3% to 6% of eligible employee compensation. The employer may also make an additional discretionary matching contribution of up to 30% up to a maximum of 3% to 6% of eligible employee compensation. Arbitron’s costs with respect to its contributions to the defined contribution plan were $1.5 million, $1.4 million and $1.5 million in 2003, 2002 and 2001, respectively.

13.     Stock-Based Compensation

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

      Effective with the spin-off, the Company has two stock incentive plans (“SIP”) from which awards of stock options, restricted stock awards and performance unit awards are granted to eligible participants: the 1999 SIP, which was approved by the Company’s stockholders, and the 2001 SIP, which was not approved by the Company’s stockholders. Eligible participants in the 1999 and 2001 SIPs include all employees of the Company and any non-employee director, consultant and independent contractor of the Company. Stock options awarded to employees under the 1999 and 2001 SIPs generally vest annually over a three-year period, have five-year terms and have an exercise price that may not be less than the fair market value of the underlying stock at the date of grant. Stock awards granted to directors under the 1999 SIP generally are exercisable in six months, have 10-year terms and have an exercise price that may not be less than the fair market value of the underlying stock at the date of grant. As of December 31, 2003, shares available for grant were 106,087 and 130,339 under the 1999 and 2001 SIPs, respectively.

ARBITRON INC.

Notes to Consolidated Financial Statements — Continued

      Stock option activity and options outstanding for the years ended December 31, 2003, 2002 and 2001 were as follows:

			Weighted
	Exercise price per		average exercise
	share	Outstanding	price of options

Options in Ceridian stock, December 31, 2000	$3.76 – $35.63	1,718,528	$20.78
Exercised	4.51 – 14.99	(6,162)	15.87
Canceled	20.88 – 32.86	(19,144)	22.76
Spin-off adjustment	4.43 – 42.71	95,233	—

Options in Arbitron stock, March 31, 2001	$4.43 – $42.71	1,788,455	$24.55

Granted	$20.88 – $26.15	2,030,607	$21.62
Exercised	4.43 – 25.03	(35,050)	14.49
Canceled	4.55 – 32.86	(82,332)	24.54

Options in Arbitron stock, December 31, 2001	$5.88 – $42.71	3,701,680	$22.89

Granted	$30.23 – $37.02	546,024	$34.67
Exercised	5.88 – 32.86	(375,415)	18.95
Canceled	14.21 – 34.61	(49,006)	23.62

Options in Arbitron stock, December 31, 2002	$8.62 – $42.71	3,823,283	$24.95

Granted	$31.25 – $41.72	585,437	$34.79
Exercised	8.62 – 34.61	(1,069,818)	22.86
Canceled	20.95 – 35.08	(55,970)	27.33

Options in Arbitron stock, December 31, 2003	$13.92 – $42.71	3,282,932	$27.34

      Weighted average characteristics of outstanding and exercisable stock options by exercise price range as of December 31, 2003 were as follows:

	Outstanding Options			Exercisable Options

		Average	Weighted		Weighted
		remaining	average		average
Range of	Number of	contractual	exercise	Number of	exercise
exercise price	options	life	price	options	price

$13.92 – $20.95	598,464	2.23	$20.81	271,759	$20.65
20.96 – 23.91	875,971	3.47	22.11	601,653	22.30
23.92 – 34.20	854,434	4.33	28.59	763,104	28.17
34.21 – 42.71	954,063	4.48	35.14	178,599	35.86

$13.92 – $42.71	3,282,932	3.76	$27.34	1,815,115	$25.86

      The Company’s Employee Stock Purchase Plan (“ESPP”) provides for the issuance of up to 3,000,000 shares of newly issued or treasury common stock of Arbitron. The purchase price of the stock to ESPP participants is 85% of the lesser of the fair market value on either the first day or the last day of the applicable three-month offering period.

ARBITRON INC.

Notes to Consolidated Financial Statements — Continued

      The estimated fair value of stock option grants and ESPP purchases is as follows:

Weighted Average Fair Values of Grants, Awards and Purchases

	2003		2002		2001

		Fair		Fair		Fair
	Shares	value	Shares	value	Shares	value

Stock option grants	585,437	$7.57	546,024	$8.01	2,030,607	$6.58
ESPP purchases	29,146	$5.79	28,903	$4.04	14,312	$5.68

14.     Related Party Transactions

      Prior to the spin-off, Arbitron participated in Ceridian’s centralized cash management system to finance its operations. Cash deposits from the majority of Arbitron’s operations were transferred to Ceridian on a daily basis. In addition, the majority of Arbitron’s cash disbursements were funded by Ceridian from its centralized cash management system. Net distributions to Ceridian reflect these intercompany cash activities. No interest was credited or charged for these transactions.

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

15.     Significant Customers and Concentration of Credit Risk

      Arbitron’s quantitative radio audience measurement service and related software sales accounted for approximately 86% of its revenue in 2003, the largest portion of which is provided to radio broadcasters. In recent years, a small number of enterprises have greatly expanded their holdings of United States radio broadcasters. As a result of this consolidation of United States radio broadcasters, Arbitron has two customers that individually represent 10% or more of its revenue. For the years 2003, 2002 and 2001, those customers represented 21% and 10%, 21% and 11%, and 23% and 11%, respectively, of the Company’s revenue. Certain contracts for these customers are due to be renewed in 2004. Although the industry consolidation has led to a concentration of Arbitron’s customer base, the Company believes that the consolidating enterprises are well financed, publicly held companies with whom it has good relationships. Arbitron routinely assesses the financial strength of its customers and has experienced only nominal losses on its trade accounts receivable.

16.     Financial Instruments

      Fair values of trade accounts receivable and accounts payable approximate carrying values due to their short-term nature. The fair value of the senior secured notes as of December 31, 2003 and 2002 was $55.3 million and $56.4 million, respectively, and was estimated using a cash flow valuation model and available market data for securities with similar maturity dates. The fair value of the long-term revolving credit facility approximates its carrying value due to its floating interest rate, which resets quarterly. The interest rate swap is recorded at its fair value.

ARBITRON INC.

Notes to Consolidated Financial Statements — Continued

17.     Quarterly Information (Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended
					Year Ended
	March 31	June 30	September 30	December 31	December 31

2003
Revenue	$71,354	$61,448	$75,319	$65,429	$273,550
Operating income	31,109	12,669	31,261	10,898	85,937
Net income	16,118	8,006	17,011	8,738	49,873
Net income per weighted average common share
Basic	$0.54	$0.27	$0.56	$0.29	$1.66
Diluted	$0.53	$0.26	$0.55	$0.28	$1.63

2002
Revenue	$65,902	$56,509	$69,560	$57,786	$249,757
Operating income	28,850	11,674	29,703	9,885	80,112
Net income	14,242	6,618	15,422	6,473	42,755
Net income per weighted average common share
Basic	$0.49	$0.23	$0.52	$0.22	$1.45
Diluted	$0.48	$0.22	$0.51	$0.21	$1.42

Arbitron Inc.

Consolidated Schedule of Valuation and Qualifying Accounts
For the Years Ended December 31, 2003, 2002 and 2001
(Dollars in thousands)

	2003	2002	2001

Allowance for doubtful trade accounts receivable:
Balance at beginning of year	$1,043	$995	$1,076
Additions charged to expenses	324	294	217
Write-offs net of recoveries	(286)	(246)	(298)

Balance at end of year	$1,081	$1,043	$995

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

      The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 of the rules promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the most recent fiscal year. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Arbitron has adopted a Code of Ethics for the Chief Executive Officer and Financial Managers (“Code of Ethics”), which applies to the Chief Executive Officer, the Chief Financial Officer and all managers in the Financial Organization of Arbitron. The Code of Ethics is available on Arbitron’s Web site at www.arbitron.com. The Company intends to disclose any amendment to, or a waiver from, a provision of its Code of Ethics on its Web site within five business days following the date of the amendment or waiver.

      Biographical information of Directors and Executive Officers required by this item is included in the sections entitled “Election of Directors” and “Executive Compensation and Other Information” of the definitive proxy statement for the Annual Stockholders Meeting to be held in 2004 (the “proxy statement”), which is incorporated herein by reference and will be filed with the Securities and Exchange Commission not later than 120 days after the close of Arbitron’s fiscal year ended December 31, 2003.

      Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item is included in the section entitled “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” of the definitive proxy statement, which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

      Information required by this item is included in the sections entitled “Election of Directors — Director Compensation,” “Executive Compensation and Other Information,” “Stockholder Return Performance Graph” and “Report of Compensation and Human Resources Committee” of the proxy statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Information required by this item regarding security ownership of certain beneficial owners and management is included in the section entitled “Stock Ownership Information” of the proxy statement, which is incorporated herein by reference.

      The following table summarizes the equity compensation plans under which Arbitron’s common stock may be issued as of December 31, 2003.

Number of
securities
	Number of	Weighted-	remaining available
	securities to be	average exercise	for future issuance
	issued upon	price of	under equity
	exercise of	outstanding	compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected
	and rights	rights	in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,705,302	$27.40	106,087
Equity compensation plans not approved by security holders	577,630	$27.07	130,339

Totals	3,282,932	$27.34	236,426

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required by this item is included in the section entitled “Certain Relationships and Related Transactions” of the proxy statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information required by this item is included in the section entitled “Independent Auditors and Audit Fees” of the proxy statement, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Documents filed as part of this report

(1) Financial Statements: The following financial statements, together with the report thereon of independent auditors, are included in this Report:

•	Independent Auditors’ Report

•	Consolidated Balance Sheets as of December 31, 2003 and 2002

•	Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31,2003, 2002 and 2001

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

•	Notes to Consolidated Financial Statements for the Years Ended December 31, 2003, 2002 and 2001

(2) Consolidated Financial Statement Schedule of Valuation and Qualifying Accounts

(3) Exhibits:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation) (Filed as Exhibit 4.01 to Ceridian’s Registration Statement on Form S-8 (File No. 33-54379) and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation) (Filed as Exhibit 3 to Ceridian’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation) (Filed as Exhibit 3.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).
3.4	Certificate of Amendment to Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation) (Filed as an exhibit to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
3.5	First Amended and Restated Bylaws of Arbitron Inc., effective as of August 29, 2002 (Filed as Exhibit 3.1 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).
4.1	Specimen of Common Stock Certificate (Filed as an exhibit to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.1	Distribution Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.1 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).
10.2	Personnel Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.2 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).
10.3	Tax Matters Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.3 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).
10.4	Transition Services Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.4 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).
10.5	Sublease Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.5 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).
10.6	Credit Agreement, dated as of January 31, 2001, by and among Arbitron Inc. and the Lenders referred to therein and Bank of American, N.A., as administrative agent (Filed as an exhibit to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.7	Note Purchase Agreement, January 31, 2001, by and among Arbitron Inc. and the Note Holders referred to therein (Filed as an exhibit to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.8	Secured Subordinated Promissory Notes maturing January 31, 2008 of Arbitron Inc. (Filed as an exhibit to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

Exhibit No.	Description

10.9	Subsidiary Guaranty, dated as of January 31, 2001, of Arbitron Holdings Inc. in favor of the Lenders referred to therein, the Swap Provider referred to therein and the Note Holders referred to therein (Filed as an exhibit to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.10	Arbitron Inc. 1999 Stock Incentive Plan (Filed as an exhibit to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).*
10.11	Form of Stock Option Award Agreement (Filed as an exhibit to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.12	Arbitron Inc. 2001 Broad Based Stock Incentive Plan (Filed as an exhibit to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).
10.13	Form of Customer Contract by and between Arbitron Inc. and Clear Channel Communications, Inc. (Filed as an exhibit to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.14	Form of Customer Contract by and between Arbitron Inc. and Infinity Broadcasting Corp. (Filed as an exhibit to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.15	Executive Employment Agreement between Arbitron Inc. and Stephen B. Morris (Filed as an exhibit to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).*
10.16	Amendment No. 1 to the Executive Employment Agreement between Arbitron Inc. and Stephen B. Morris (Filed as an exhibit to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).*
10.17	Amendment No. 2 to the Executive Employment Agreement between Arbitron Inc. and Stephen B. Morris (Filed as an exhibit to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).*
10.18	Form of Executive Retention Agreement (Filed as an exhibit to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).*
21	Subsidiaries of Arbitron Inc.
23	Consent of KPMG LLP.
24	Power of Attorney.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan required to be filed as an Exhibit.

      (b) Reports on Form 8-K

None.

      (c) Exhibits

See (a)(3), above.

      (d) Financial Statement Schedules

See (a)(2), above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

ARBITRON INC.

By:	/s/ STEPHEN B. MORRIS

Stephen B. Morris
Chief Executive Officer and President

Date: March 5, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature		Title	Date

/s/ STEPHEN B. MORRIS Stephen B. Morris		Chief Executive Officer, President and Director (Principal Executive Officer)	March 5, 2004

/s/ WILLIAM J. WALSH William J. Walsh		Executive Vice President of Finance and Planning and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 5, 2004

* Erica Farber		Director

* Kenneth F. Gorman		Director

* Philip Guarascio		Director

* Larry E. Kittelberger		Director

* Luis B. Nogales		Director

* Lawrence Perlman		Director

* Richard A. Post		Director

*By:	/s/ DOLORES L. CODY Dolores L. Cody Attorney-in-Fact		March 5, 2004