Form 10-Q
period 2004-03-31
ARBITRON INC
filed 2004-05-03
CIK 109758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

     The registrant had 30,923,797 shares of common stock, par value $0.50 per share, outstanding as of April 30, 2004.

ARBITRON INC.

INDEX

Page No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets – March 31, 2004 and December 31, 2003	3
Consolidated Statements of Income – Three Months Ended March 31, 2004 and 2003	4
Consolidated Statements of Cash Flows – Three Months Ended March 31, 2004 and 2003	5
Notes to Consolidated Financial Statements – March 31, 2004	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	18
PART II – OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	19
Signature	20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARBITRON INC.

Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,	December 31,
	2004	2003
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$68,808	$68,433
Trade accounts receivable, net of allowance for doubtful accounts of $1,253 in 2004 and $1,081 in 2003	18,091	21,355
Deferred tax assets	20,499	24,183
Prepaid expenses and other current assets	5,195	2,886

Total current assets	112,593	116,857
Investments in affiliate	7,025	10,953
Property and equipment, net	13,266	13,182
Goodwill, net	38,027	32,937
Other intangibles, net	4,559	1,487
Noncurrent deferred tax assets	5,276	6,646
Other noncurrent assets	1,938	2,132

Total assets	$182,684	$184,194

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$4,341	$5,326
Accrued expenses and other current liabilities	30,750	28,119
Deferred revenue	50,999	58,398

Total current liabilities	86,090	91,843
Noncurrent liabilities
Long-term debt	85,000	105,000
Other noncurrent liabilities	5,381	5,424

Total liabilities	176,471	202,267
Stockholders’ equity (deficit)
Common stock, $0.50 par value, authorized 500,000 shares, issued 32,336 shares	16,168	16,168
Additional paid-in capital	105,704	100,024
Accumulated earnings (net distributions to Ceridian in excess of accumulated earnings) prior to spin-off	(242,870)	(242,870)
Retained earnings subsequent to spin-off	130,899	112,795
Common stock held in treasury, 1,445 shares in 2004 and 1,626 shares in 2003	(723)	(813)
Accumulated other comprehensive loss	(2,965)	(3,377)

Total stockholders’ equity (deficit)	6,213	(18,073)

Total liabilities and stockholders’ equity (deficit)	$182,684	$184,194

See notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenue	$76,585	$71,354
Costs and expenses
Cost of revenue	21,697	19,989
Selling, general and administrative	14,791	13,975
Research and development	6,863	6,281

Total costs and expenses	43,351	40,245
Operating income	33,234	31,109
Proportionate share of net loss of affiliate	(1,328)	(1,259)

Income before interest and income tax expense	31,906	29,850
Interest income	202	188
Interest expense	2,429	3,615

Income before income tax expense	29,679	26,423
Income tax expense	11,575	10,305

Net income	$18,104	$16,118

Net income per weighted average common share
Basic	$0.59	$0.54
Diluted	$0.57	$0.53
Weighted average common shares used in calculations
Basic	30,794	29,639
Potentially dilutive securities	709	537

Diluted	31,503	30,176

See notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities
Net income	$18,104	$16,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,108	889
Other amortization	210	338
Loss on asset disposals	178	41
Asset impairment charge	328	—
Deferred income taxes	4,861	354
Proportionate share of net loss of affiliate	1,328	1,259
Distributions from affiliate	2,600	2,000
Bad debt expense	100	100
Tax benefit from stock option exercises	1,331	579
Other noncash items	49	—
Changes in operating assets and liabilities, excluding effects of business acquisition
Trade accounts receivable	3,905	968
Prepaid expenses and other assets	(2,387)	(2,436)
Accounts payable	(1,016)	(763)
Accrued expenses and other current liabilities	2,586	7,396
Deferred revenue	(7,890)	(5,745)
Other noncurrent liabilities	448	262

Net cash provided by operating activities	25,843	21,360
Cash flows from investing activities
Additions to property and equipment	(1,307)	(812)
Payment for business acquisition	(8,928)	—

Net cash used in investing activities	(10,235)	(812)
Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	4,676	1,645
Payment of long-term debt	(20,000)	(10,000)

Net cash used in financing activities	(15,324)	(8,355)
Effect of exchange rate changes on cash	91	(38)

Net increase in cash and cash equivalents	375	12,155
Cash and cash equivalents at beginning of period	68,433	43,095

Cash and cash equivalents at end of period	$68,808	$55,250

See notes to consolidated financial statements.

ARBITRON INC.

Notes to Consolidated Financial Statements
March 31, 2004
(unaudited)

1.	Basis of Presentation and Consolidation

Presentation

     The accompanying unaudited consolidated financial statements of Arbitron Inc. (the “Company” or “Arbitron”) have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered for fair presentation have been included. Certain amounts in the financial statements for prior periods have been reclassified to conform to the current period’s presentation. The consolidated balance sheet as of December 31, 2003 was derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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
March 31, 2004
(unaudited)

2.	Pro Forma Disclosures of Stock Based Compensation - Continued

     The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except per share data):

	Three Months Ended
	March 31,
	2004	2003
Net income, as reported	$18,104	$16,118
Less: Stock-based compensation expense determined under fair value method, net of tax	688	870

Pro forma net income	$17,416	$15,248

Basic net income per weighted average common share, as reported	$0.59	$0.54
Pro forma basic net income per weighted average common share	$0.57	$0.51
Diluted net income per weighted average common share, as reported	$0.57	$0.53
Pro forma diluted net income per weighted average common share	$0.55	$0.50
Options granted	4,942	24,456
Weighted-average exercise price	$42.38	$32.07
Weighted-average fair value	$10.57	$6.43
Weighted-average assumptions:
Expected lives in years	4	4
Expected volatility	27.3%	25.8%
Expected dividend rate	—	—
Risk-free interest rate	2.74%	2.75%

3. Purchase Acquisition

     On March 11, 2004 Arbitron acquired certain assets of Marketing Resources Plus from Interactive Market Systems, Inc., part of the VNU Media Measurement and Information Group, for $8.9 million in cash. The $8.9 million purchase price components consist of $0.2 million in tangible net assets, $3.6 million in identifiable intangible assets and $5.1 million in goodwill.

4. Long-term Debt

     Long-term debt consists of the following (in thousands):

ARBITRON INC.
Notes to Consolidated Financial Statements — Continued
March 31, 2004
(unaudited)

	March 31,	December 31,
	2004	2003
Senior fixed rate notes	$50,000	$50,000
Long-term revolving credit facility	35,000	55,000

	$85,000	$105,000

     On January 31, 2001, the Company entered into a $225.0 million five-year revolving credit agreement with a consortium of banks (“Credit Facility”). On March 29, 2001, in connection with the Company’s spin-off of Ceridian Corporation (“Ceridian”) in March 2001, $200.0 million was drawn on the Credit Facility and distributed to Ceridian.

     The Credit Facility has two borrowing options, a Eurodollar rate option or a base rate option, as defined in the agreement. Under the Eurodollar option, the Company may elect interest periods of one, two, three or six months at the inception date and each renewal date. Borrowings under the Eurodollar option bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 2.00% to 2.75%. Borrowings under the base rate option bear interest at the higher of the lead lender’s prime rate or the Federal Funds rate plus 50 basis points, plus a margin of .50% to 1.25%. The specific margins, under both options, are determined based on the Company’s ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio), and are adjusted every 90 days. The agreement contains a commitment fee provision whereby the Company is charged a fee, ranging from .375% to .550%, applied to the unused portion of the facility. Under the terms of the Credit Facility, the Company is required to maintain certain other financial ratios, in addition to the leverage ratio, and meet other financial conditions. The agreement limits, among other things, the Company’s ability to buy or sell assets, incur additional indebtedness, grant or incur liens on its assets, repay indebtedness other than the Credit Facility, make investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations. The effective interest rate on the Credit Facility borrowings outstanding as of March 31, 2004 was 7.02%.

     Arbitron’s commitment under the Credit Facility, which was $225.0 million at inception, as of March 31, 2004 and 2003 was $76.2 million and $127.6 million, respectively. The commitment was reduced in March 2004 and 2003 in accordance with the mandatory commitment reduction and excess cash flow provisions. Available borrowings under the Credit Facility were $41.1 million as of March 31, 2004.

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

5. Interest Rate Swap

     The Company entered into an interest rate swap agreement effective March 29, 2001 to hedge its exposure to fluctuations in interest rates relating to its outstanding variable rate debt. The contract’s notional amount was $200.0 million at inception and declines each quarter over the life of the contract in proportion to the Company’s estimated outstanding balance on the Credit Facility. Under the terms of the contract, the Company pays a fixed rate of 5.02% and receives LIBOR, which resets every 90 days. The contract matures on December 31, 2004. The interest rate swap agreement was designated as a cash flow hedge, and was designed to be entirely effective by matching the terms of the swap agreement with the debt. The base rate for both the variable rate debt and the swap agreement is LIBOR and the instruments have the same renewal dates over the lives of the instruments. The fair value of the cash flow hedge was recorded as a non-current liability and the offsetting unrealized loss was recorded in accumulated other comprehensive loss as of March 31, 2004 and December 31, 2003.

ARBITRON INC.
Notes to Consolidated Financial Statements – Continued
March 31, 2004
(unaudited)

     The Company’s risk-management objective for entering into the interest rate swap was to mitigate its exposure to interest rate risk. The Company’s initial strategy was to lock into a fixed rate of interest with a pay-fixed, receive-variable interest rate swap, thereby hedging exposure to the variability in future cash flows.

6. Stockholders’ Equity (Deficit)

     Changes in stockholders’ equity (deficit) for the three months ended March 31, 2004 are as follows (in thousands):

	Balance			Tax Benefit	Other	Balance
	as of		Common	from Stock	Compre-	as of
	December 31,	Net	Stock	Option	hensive	March 31,
	2003	Income	Issued	Exercises	Income	2004
Common stock	$16,168	$—	$—	$—	$—	$16,168
Additional paid-in capital	100,024	—	4,349	1,331	—	105,704
Accumulated earnings (net distributions to Ceridian in excess of earnings)	(242,870)	—	—	—	—	(242,870)
Retained earnings subsequent to spin-off	112,795	18,104	—	—	—	130,899
Common stock held in treasury	(813)	—	90	—	—	(723)
Accumulated other comprehensive income (loss)	(3,377)	—	—	—	412	(2,965)

Total stockholders’ equity (deficit)	$(18,073)	$18,104	$4,439	$1,331	$412	$6,213

Number of shares outstanding	30,710	—	181	—	—	30,891

7.	Net Income Per Weighted Average Common Share

     The computations of basic and diluted net income per weighted average common share for the three months ended March 31, 2004 and 2003 are based on Arbitron’s weighted average shares of common stock and potentially dilutive securities outstanding, respectively.

     Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period.

8.	Comprehensive Income

     Comprehensive income is comprised of net income, foreign currency translation adjustments, changes in additional minimum pension liability and changes in unrealized losses on the interest rate swap agreement.

ARBITRON INC.
Notes to Consolidated Financial Statements – Continued
March 31, 2004
(unaudited)

     The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net income	$18,104	$16,118
Items of other comprehensive income
Foreign currency translation adjustments	106	(43)
Change in unrealized loss on interest rate swap	490	699
Income tax benefit	(184)	(264)

Comprehensive income	$18,516	$16,510

     The components of accumulated other comprehensive loss are as follows (in thousands):

	March 31,	December 31,
	2004	2003
Foreign currency translation adjustments	$342	$236
Unrealized loss on interest rate swap	(681)	(1,171)
Additional minimum pension liability	(4,706)	(4,706)
Income tax benefit	2,080	2,264

Accumulated other comprehensive loss	$(2,965)	$(3,377)

9.	Retirement Plans

     Arbitron’s United States employees participate in a defined benefit pension plan that closed to new participants effective January 1, 1995. Arbitron subsidizes health care benefits for eligible retired employees hired before January 1, 1992.

     The components of periodic benefit costs for the defined benefit pension plan and postretirement plan are as follows (in thousands):

	Defined Benefit		Postretirement
	Pension Plan		Plan
	Three Months		Three Months
	Ended March 31,		Ended March 31,
	2004	2003	2004	2003
Service cost	$186	$148	$7	$4
Interest cost	354	346	13	9
Expected return on plan assets	(381)	(351)	—	—
Amortization of prior service cost	5	5	—	—
Amortization of net loss	117	115	3	2

Net periodic benefit cost	$281	$263	$23	$15

     Arbitron estimates that it will contribute $1.1 million in 2004 to the defined benefit pension plan.

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

Forward-Looking Statements

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations about future events, which Arbitron has derived from information currently available to it. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied in such forward-looking statements. These risks and uncertainties include whether we will be able to:

•	renew all or part of contracts with large customers as they expire;

•	successfully execute our business strategies, including implementation of our Portable People Meter services, as well as expansion of international operations;

•	effectively manage the impact of further consolidation in the radio and advertising agency industries;

•	keep up with rapidly changing technological needs of our customer base, including creating new products and services that meet these needs;

•	successfully manage the impact on our business of any economic downturn generally and in the advertising market in particular; and

•	successfully manage the impact on costs of data collection due to privacy concerns and/or government regulations.

     Additional important factors known to Arbitron that could cause forward-looking statements to turn out to be incorrect are identified and discussed from time to time in Arbitron’s filings with the Securities and Exchange Commission, including in particular the risk factors discussed under the caption “ITEM 1. BUSINESS – Business Risks” in Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2003.

     The forward-looking statements contained in this document speak only as of the date hereof, and Arbitron undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

     Arbitron is an international media and marketing research firm primarily serving radio, cable television, advertising agencies, advertisers, outdoor and out-of-home media and, through its Scarborough joint venture, broadcast television and print media. Arbitron currently has four main services:

•	measuring radio audiences in local markets in the United States and Mexico;

•	measuring national radio audiences and the audience size of network radio programs and commercials;

•	providing application software used for accessing and analyzing media audience and marketing information data; and

•	providing consumer and media usage information services to radio, cable television, advertising agencies, advertisers, outdoor and out-of-home media, Internet broadcasters and through its Scarborough joint venture, broadcast television and print media.

     Arbitron’s quantitative radio audience measurement business and related software sales accounted for approximately 92% of Arbitron’s revenue for the three months ended March 31, 2004. Consolidation in the radio broadcasting industry has led to Arbitron’s dependence on a limited number of key customers. In 2003, Clear Channel Communications, Inc. (“Clear Channel Communications”) and Infinity Broadcasting Corp. (“Infinity Broadcasting”) represented approximately 21% and 10%, respectively, of Arbitron’s revenue. Arbitron’s agreements with these customers are not exclusive and contain no renewal obligations. Certain Arbitron license agreements with Clear Channel Communications, which accounted for 17% of Arbitron’s 2003 revenue, expire on December 31, 2004. Certain license agreements with Infinity Broadcasting, which accounted for 9% of Arbitron’s 2003 revenue, expired on March 31, 2004. The agreements give its stations access to Arbitron’s quarterly radio ratings up to, but not including, the release of the Spring 2004 radio survey, as well as continued access to certain additional services currently provided through June 30, 2004. In addition, Infinity Broadcasting stations have access to qualitative services up to but not including the second 2004 release of qualitative data. Arbitron is currently in negotiations with Infinity Broadcasting regarding new license agreements to replace the expired agreements. Arbitron cannot give any assurances that it could replace the revenue that would be lost if a key customer failed to renew all or part of its agreements with Arbitron. The loss of a key customer would materially harm Arbitron’s business, financial condition and operating results.

     Arbitron entered into an agreement on May 31, 2000, with Nielsen Media Research, Inc. (“Nielsen Media Research”), a provider of U.S. television and cable audience measurement services, under which Arbitron granted Nielsen Media Research an option to join Arbitron in the potential commercial deployment of the Portable People Meter (“Portable People Meter” or “PPM”) in the United States. In the event Nielsen Media Research exercises the option, the parties would form a joint venture to commercially deploy and operate the business of utilizing the Portable People Meter for the collection of listening and viewing audience data. In 2003, Arbitron worked with Nielsen Media Research on response rate issues and a variety of engineering tests. In October 2003, Arbitron and Nielsen Media Research announced that the initial results from tests of two separate respondent recruitment methods were positive. In 2004, Arbitron is focusing on another market test to be conducted in Houston, Texas to confirm the results of previous tests and demonstrate enhancements to the Portable People Meter system that have been made since it was tested in Philadelphia. Arbitron continues to work with Nielsen Media Research to resolve outstanding issues and to negotiate business terms for a potential Portable People Meter joint venture.

     Separate from the proposed joint venture with Nielsen Media Research, Arbitron began testing additional marketing research applications of the Portable People Meter technology in 2003. One application which Arbitron began testing was the use of the Portable People Meter as the media collection tool for a national marketing-oriented panel designed to correlate advertising with shopping behavior and sales. The objective is to provide multimedia exposure data combined with sales data from a single-source to produce a measure of advertising effectiveness for advertisers, agencies and broadcasters. During 2004, Arbitron is continuing to research the marketplace potential and complete additional methods research for a national marketing-oriented panel. This would be a new type of service for which market acceptance is not yet known.

     The continuing development and anticipated rollout of PPM services will require significant capital resources and will increase Arbitron’s operating costs over the next several years. In the event Arbitron decides to commercialize either a PPM ratings service or a PPM marketing application service there could be significant start-up expenses that could adversely affect Arbitron’s financial condition and operating results.

     Arbitron uses listener diaries to gather radio listening data from sample households in the United States local markets for which it currently provides radio ratings. A representative sample of the population in each local market is randomly selected for each survey and is recruited by telephone. It is increasingly difficult and more costly to obtain consent from the phone sample to participate in the surveys and to get a usable diary returned to Arbitron. Arbitron must achieve response rates sufficient to maintain confidence in its ratings, the support of the industry and accreditation by the Media Rating Council. Response rates are a key quality measure of survey performance and an important factor in determining costs associated with data collection. Response rates have continued to decline over the past few years. If response rates continue to decline further, Arbitron’s radio audience measurement business could be adversely affected. Arbitron commits extensive efforts and resources to address the decline of response rates. During 2004, Arbitron’s response rate initiatives include enhanced post-placement incentives targeting specific demographic groups in low response rate markets and additional pre-placement incentives for all demographic groups in selected markets.

     On March 11, 2004, Arbitron acquired certain assets of Marketing Resources Plus (“MRP”) from Interactive Market Systems, Inc., part of the VNU Media Measurement and Information Group, for $8.9 million in cash. MRP is a provider of media buying software systems to local and regional advertising agencies for broadcast and print media. MRP develops, markets and supports a suite of software services used by approximately 800 advertisers and advertising agencies across the United States.

     Effective March 28, 2004, Arbitron no longer produces its Internet audience measurement monthly and weekly ratings service. Arbitron plans to offer custom research solutions to the industry. Arbitron will continue to conduct its Internet broadcast and multi-media studies. The after-tax charges resulting from the impairment of the fixed assets and intangibles related to this service were approximately $0.3 million in the three months ended March 31, 2004.

Critical Accounting Policies and Estimates

     Critical accounting policies and estimates are those that are both important to the presentation of the Company’s financial condition and results of operations and require management’s most difficult, complex or subjective judgments. The Company’s most critical accounting policy relates to the capitalization and recovery of software development costs.

     The Company capitalizes software development costs with respect to major product initiatives or enhancements, which are incurred during the period from the time of technological feasibility until the time that the software is ready for use. To the extent that software is being developed for use by customers or to support data collection activities, the Company also considers the recovery of such costs through future revenue streams in its decision to capitalize software development costs. Once the software is placed in service, the capitalized costs are generally amortized over periods of three to five years. If events or changes in circumstances indicate that the carrying value of software may not be recovered, a recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the software in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the software cost is written down to estimated fair value and an impairment loss is recognized. The Company’s estimates are subject to revision as market conditions and management’s assessments change. As of March 31, 2004, the Company’s internally developed capitalized Portable People Meter software had a carrying amount of $3.6 million.

     The Company accounted for the acquisition of certain assets of MRP using the criteria for the measurement and recognition of goodwill and other acquired intangible assets as outlined by Statement of Financial Accounting Standards No. 141, Business Combinations. Arbitron used an outside appraisal firm to value the assets. The $8.9 million purchase price components consist of $0.2 million in tangible net assets, $3.6 million in identifiable intangible assets and $5.1 million in goodwill.

Results of Operations

Comparison of the Three Months Ended March 31, 2004 to the Three Months Ended March 31, 2003

     The following table sets forth information with respect to the consolidated statements of income of Arbitron:

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended		Increase		Percentage of
	March 31,		(Decrease)		Revenue
	2004	2003	Dollars	Percent	2004	2003
Revenue	$76,585	$71,354	$5,231	7.3%	100.0%	100.0%
Costs and expenses
Cost of revenue	21,697	19,989	1,708	8.5%	28.3%	28.0%
Selling, general and administrative	14,791	13,975	816	5.8%	19.3%	19.6%
Research and development	6,863	6,281	582	9.3%	9.0%	8.8%

Total costs and expenses	43,351	40,245	3,106	7.7%	56.6%	56.4%
Operating income	33,234	31,109	2,125	6.8%	43.4%	43.6%
Proportionate share of net loss of affiliate	(1,328)	(1,259)	(69)	(5.5%)	(1.7%)	(1.8%)

Income before interest and income tax expense	31,906	29,850	2,056	6.9%	41.7%	41.8%
Interest income	202	188	14	7.4%	0.3%	0.3%
Interest expense	2,429	3,615	(1,186)	(32.8%)	3.2%	5.1%

Income before income tax expense	29,679	26,423	3,256	12.3%	38.8%	37.0%
Income tax expense	11,575	10,305	1,270	12.3%	15.1%	14.4%

Net income	$18,104	$16,118	$1,986	12.3%	23.7%	22.6%

Net income per weighted average common share
Basic	$0.59	$0.54	$0.05	9.3%
Diluted	$0.57	$0.53	$0.04	7.5%
Other data
EBIT	$31,906	$29,850	$2,056	6.9%
EBITDA	$33,224	$31,077	$2,147	6.9%
EBIT and EBITDA Reconciliation
Net income	$18,104	$16,118	$1,986
Income tax expense	11,575	10,305	1,270
Interest income	202	188	14
Interest expense	2,429	3,615	(1,186)

EBIT	31,906	29,850	2,056
Depreciation and amortization	1,318	1,227	91

EBITDA	$33,224	$31,077	$2,147

     Revenue. Revenue increased 7.3% to $76.6 million for the three months ended March 31, 2004 from $71.4 million for the same period in 2003. Approximately $4.6 million of the increase was due to increases in the ratings and qualitative subscriber base, analytical software applications and escalations in multi-year customer contracts and contract renewals. The MRP acquisition accounted for $0.4 million of the increase.

     Cost of Revenue. Cost of revenue increased 8.5% to $21.7 million for the three months ended March 31, 2004 from $20.0 million for the same period in 2003, and increased as a percentage of revenue to 28.3% in 2004 from 28.0% in 2003. The increase of $1.7 million was primarily related to increases in data collection costs ($0.5 million), royalties ($0.5 million) and computer center costs ($0.5 million).

     Selling, General and Administrative. Selling, general and administrative expenses increased 5.8% to $14.8 million for the three months ended March 31, 2004 from $14.0 million for the same period in 2003 but declined as a percentage of revenue to 19.3% in 2004 from 19.6% in 2003. The increase of $0.8 million was primarily attributed to a write-off of assets associated with the discontinuance of the MeasureCast service ($0.5 million) and the MRP acquisition ($0.2 million).

     Research and Development. Research and development expenses increased 9.3% to $6.9 million during the three months ended March 31, 2004 from $6.3 million for the same period in 2003 and increased as a percentage of revenue to 9.0% in 2004 from 8.8% in 2003. The $0.6 million increase was due to software development and enhancement costs in U.S. Media (Arbitron’s core quantitative, qualitative and software application services) ($0.2 million), the MRP acquisition ($0.2 million) and PPM research and development ($0.2 million).

     Operating Income. Operating income increased 6.8% to $33.2 million for the three months ended March 31, 2004 from $31.1 million for the same period in 2003. Operating margin declined to 43.4% in 2004 from 43.6% in 2003.

     Proportionate Share of Net Loss of Affiliate. Proportionate share of net loss of affiliate (relating to the Company’s Scarborough joint venture) did not vary significantly. Scarborough experiences losses during the first and third quarters of each year because most of its services are delivered and revenue is recognized in the second and fourth quarters.

     Interest Expense. Interest expense decreased 32.8% to $2.4 million for the three months ended March 31, 2004 from $3.6 million for the same period in 2003. The decrease was primarily attributed to a $60.1 million decline in the average outstanding debt under the Credit Facility in the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

     Income Tax Expense. Arbitron’s effective tax rate was 39.0% for the three months ended March 31, 2004 and 2003.

     Net Income. Net income increased 12.3% to $18.1 million for the three months ended March 31, 2004 from $16.1 million for the same period in 2003.

     EBIT and EBITDA. Earnings before interest and income taxes (“EBIT”) increased 6.9% to $31.9 million and earnings before interest, income taxes, depreciation and amortization (“EBITDA”) increased 6.9% to $33.2 million for the three months ended March 31, 2004 from $29.9 million and $31.1 million, respectively, for the same period in 2003. Arbitron has presented EBIT and EBITDA as supplemental information that management of Arbitron believes may be useful to investors to evaluate the Company’s results because they exclude certain items that are not directly related to the Company’s core operating performance. EBIT and EBITDA should not be considered substitutes either for net income, as an indicator of Arbitron’s operating performance, or for cash flow, as a measure of Arbitron’s liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies.

Liquidity and Capital Resources

     As of March 31, 2004, the Company had $68.8 million in available cash and cash equivalents. In addition, the Company had $41.1 million in available borrowings under its Credit Facility. Management expects that cash flow generated from operations, as well as available borrowings from its Credit Facility, if necessary, will be sufficient to support the Company’s operations for the foreseeable future.

     Net cash provided by operating activities was $25.8 million and $21.4 million for the three months ended March 31, 2004 and 2003, an increase of $4.4 million. The increase was mainly attributable to the following: a decrease in the deferred income taxes ($4.5 million); decreased trade accounts receivable ($2.9 million); higher net income in 2004 ($2.0 million); higher distributions from affiliate ($0.6 million) and higher tax benefit from stock option exercises ($0.8 million). These increases were partially offset by decreases in accrued expenses and other current liabilities ($4.8 million) and deferred revenue ($2.1 million).

     Net cash used in investing activities was $10.2 million and $0.8 million for the three months ended March 31, 2004 and 2003, respectively, an increase of $9.4 million. The increase was primarily attributed to the $8.9 million MRP acquisition in March 2004.

     Net cash used in financing activities was $15.3 million and $8.4 million for the three months ended March 31, 2004 and 2003, respectively, an increase of $6.9 million. The increase was mainly attributed to higher debt payments in 2004 compared to 2003, $20.0 million and $10.0 million, respectively. This increase was partially offset by $3.0 million of additional cash proceeds from stock option exercises and the Company’s stock purchase plan.

     Arbitron’s commitment under the Credit Facility, which was $225.0 million at inception, was $76.2 million on March 31, 2004. The commitment is reduced annually in accordance with mandatory commitment reduction and excess cash flow provisions of the Credit Facility.

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

     In 2003, Clear Channel Communications and Infinity Broadcasting represented approximately 21% and 10%, respectively, of Arbitron’s revenue. Arbitron’s agreements with these customers are not exclusive and contain no renewal obligations. Certain Arbitron license agreements with Clear Channel Communications that accounted for 17% of Arbitron’s 2003 revenue expire on December 31, 2004.

     In 2003, Arbitron entered into a one-year extension with Infinity Broadcasting for those contracts that were up for renewal. The license agreements with Infinity Broadcasting, which expired on March 31, 2004, accounted for 9% of Arbitron’s 2003 revenue. The agreements give its stations access to Arbitron’s quarterly radio ratings up to, but not including, the release of the Spring 2004 radio survey, as well as continued access to certain additional services currently provided through June 30, 2004. In addition, Infinity Broadcasting stations have access to qualitative services up to but not including the second 2004 release of qualitative data. Arbitron is currently in negotiations with Infinity Broadcasting regarding new license agreements to replace the expired agreements. Contracts with some customers may continue to be of a shorter-than-normal term until more detailed analysis of PPM data is completed. It is expected that with this additional analysis these customers will have a fuller understanding of the value of the PPM service, which will then serve as the basis for longer-term contract negotiations.

     Arbitron cannot give any assurances that it could replace the revenue that would be lost if a key customer failed to renew all or part of its agreement with Arbitron. The loss of a key customer would adversely affect Arbitron’s results of operations and liquidity.

     In 2004, Arbitron is focusing on another market test to be conducted in Houston, Texas to confirm the results of previous tests and demonstrate enhancements to the Portable People Meter system that have been made since it was tested in Philadelphia. Arbitron continues to work with Nielsen Media Research to resolve outstanding issues and to negotiate business terms for a potential Portable People Meter joint venture.

     Separate from the proposed joint venture with Nielsen Media Research, Arbitron began testing additional marketing research applications of the Portable People Meter technology in 2003. One application which Arbitron began testing was the use of the Portable People Meter as the media collection tool for a national marketing-oriented panel designed to correlate advertising with shopping behavior and sales. The objective is to provide multimedia exposure data combined with sales data from a single-source to produce a measure of advertising effectiveness for advertisers, agencies and broadcasters. During 2004, Arbitron is continuing to research the marketplace potential and complete additional methods research for a national marketing-oriented panel. This would be a new type of service for which market acceptance is not yet known.

     The continuing development and anticipated rollout of PPM services will require significant capital resources and will increase our operating costs over the next several years. In the event Arbitron decides to commercialize either a PPM ratings service or a PPM marketing application service there could be significant start-up expenses that could adversely affect Arbitron’s financial condition and operating results.

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

     The Company has two long-term obligations: senior notes that bear interest at a fixed rate of 9.96%, and the Credit Facility which bears interest at LIBOR plus a margin of 2.00% to 2.75%. The variable portion of the interest rate, LIBOR, is hedged with an interest rate swap which has a fixed rate of 5.02%.

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

ITEM 4. CONTROLS AND PROCEDURES

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 of the rules promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the most recently completed fiscal quarter. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b) Reports on Form 8-K

     None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBITRON INC.

By:	/s/ WILLIAM J. WALSH
William J. Walsh
Executive Vice President of Finance and Planning and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal accounting officer)

Date: May 3, 2004