Form 10-Q
period 2004-06-30
ARBITRON INC
filed 2004-08-02
CIK 109758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

          The registrant had 31,172,148 shares of common stock, par value $0.50 per share, outstanding as of July 31, 2004.

ARBITRON INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ARBITRON INC.
Consolidated Balance Sheets
(In thousands, except par value data)

	June 30,	December 31,
	2004	2003
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$77,337	$68,433
Trade accounts receivable, net of allowance for doubtful accounts of $1,302 in 2004 and $1,081 in 2003	17,966	21,355
Deferred income taxes and income taxes recoverable	13,009	24,183
Prepaid expenses and other current assets	4,824	2,886

Total current assets	113,136	116,857
Investments in affiliate	9,732	10,953
Property and equipment, net	14,761	13,182
Goodwill, net	38,027	32,937
Other intangibles, net	4,165	1,487
Noncurrent deferred tax assets	3,089	6,646
Other noncurrent assets	1,805	2,132

Total assets	$184,715	$184,194

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$5,330	$5,326
Accrued expenses and other current liabilities	23,228	28,119
Deferred revenue	52,860	58,398

Total current liabilities	81,418	91,843
Noncurrent liabilities
Long-term debt	75,000	105,000
Other noncurrent liabilities	5,313	5,424

Total liabilities	161,731	202,267

Stockholders’ equity (deficit)
Common stock, $0.50 par value, authorized 500,000 shares, issued 32,336 shares	16,168	16,168
Additional paid-in capital	113,626	100,024
Accumulated earnings (net distributions to Ceridian in excess of accumulated earnings) prior to spin-off	(242,870)	(242,870)
Retained earnings subsequent to spin-off	139,514	112,795
Common stock held in treasury, 1,168 shares in 2004 and 1,626 shares in 2003	(584)	(813)
Accumulated other comprehensive loss	(2,870)	(3,377)

Total stockholders’ equity (deficit)	22,984	(18,073)

Total liabilities and stockholders’ equity (deficit)	$184,715	$184,194

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	June 30,
	2004	2003
Revenue	$65,084	$61,448

Costs and expenses
Cost of revenue	29,561	28,250
Selling, general and administrative	15,500	14,115
Research and development	8,004	6,414

Total costs and expenses	53,065	48,779

Operating income	12,019	12,669
Equity in net income of affiliate	3,857	3,480

Income before interest and income tax expense	15,876	16,149
Interest income	196	185
Interest expense	1,949	3,210

Income before income tax expense	14,123	13,124
Income tax expense	5,508	5,118

Net income	$8,615	$8,006

Net income per weighted average common share
Basic	$0.28	$0.27
Diluted	$0.27	$0.26
Weighted average common shares used in calculations
Basic	30,977	29,805
Potentially dilutive securities	520	577

Diluted	31,497	30,382

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Six Months Ended
	June 30,
	2004	2003
Revenue	$141,669	$132,802

Costs and expenses
Cost of revenue	51,258	48,239
Selling, general and administrative	30,291	28,090
Research and development	14,867	12,695

Total costs and expenses	96,416	89,024

Operating income	45,253	43,778
Equity in net income of affiliate	2,529	2,221

Income before interest and income tax expense	47,782	45,999
Interest income	398	373
Interest expense	4,378	6,825

Income before income tax expense	43,802	39,547
Income tax expense	17,083	15,423

Net income	$26,719	$24,124

Net income per weighted average common share
Basic	$0.87	$0.81
Diluted	$0.85	$0.80
Weighted average common shares used in calculations
Basic	30,885	29,723
Potentially dilutive securities	615	551

Diluted	31,500	30,274

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities
Net income	$26,719	$24,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,165	1,824
Other amortization	604	559
Loss on asset disposals	181	45
Asset impairment charges	328	178
Deferred income taxes and income taxes recoverable	14,299	1,365
Equity in net income of affiliate	(2,529)	(2,221)
Distributions from affiliate	3,750	3,250
Bad debt expense	223	200
Tax benefit from stock option exercises	2,920	2,071
Other noncash items	94	—
Changes in operating assets and liabilities, excluding effects of business acquisition
Trade accounts receivable	3,879	427
Prepaid expenses and other assets	(229)	(465)
Accounts payable	(13)	(561)
Accrued expenses and other current liabilities	(4,935)	1,802
Deferred revenue	(6,024)	(3,484)
Other noncurrent liabilities	768	(1,006)

Net cash provided by operating activities	42,200	28,108

Cash flows from investing activities
Additions to property and equipment	(3,864)	(1,442)
Payment for business acquisition	(8,928)	—

Net cash used in investing activities	(12,792)	(1,442)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	9,443	5,327
Payment of long-term debt	(30,000)	(30,000)

Net cash used in financing activities	(20,557)	(24,673)

Effect of exchange rate changes on cash and cash equivalents	53	61

Net increase in cash and cash equivalents	8,904	2,054
Cash and cash equivalents at beginning of period	68,433	43,095

Cash and cash equivalents at end of period	$77,337	$45,149

See notes to consolidated financial statements.

ARBITRON INC.
Notes to Consolidated Financial Statements
June 30, 2004
(unaudited)

1. Basis of Presentation and Consolidation

Presentation

          The accompanying unaudited consolidated financial statements of Arbitron Inc. (the “Company” or “Arbitron”) have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered for fair presentation have been included. The consolidated balance sheet as of December 31, 2003 was audited at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

2. Pro Forma Disclosures of Stock Based Compensation

          The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the options. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transitions and Disclosures) established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

          The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except per share data):

ARBITRON INC.
Notes to Consolidated Financial Statements – Continued
June 30, 2004
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported	$8,615	$8,006	$26,719	$24,124
Less: Stock-based compensation expense determined under fair value method, net of tax	921	678	1,609	1,548

Pro forma net income	$7,694	$7,328	$25,110	$22,576

Basic net income per weighted average common share, as reported	$0.28	$0.27	$0.87	$0.81
Pro forma basic net income per weighted average common share	$0.25	$0.25	$0.81	$0.76
Diluted net income per weighted average common share, as reported	$0.27	$0.26	$0.85	$0.80
Pro forma diluted net income per weighted average common share	$0.24	$0.24	$0.80	$0.75
Options granted	101,995	538,122	106,937	566,078
Weighted-average exercise price	$36.69	$34.84	$37.19	$34.70
Weighted-average fair value	$10.27	$7.59	$10.29	$7.53
Weighted-average assumptions:
Expected lives in years	4	4	4	4
Expected volatility	27.1%	23.4%	27.1%	24.6%
Expected dividend rate	—	—	—	—
Risk-free interest rate	3.47%	2.40%	3.43%	2.58%

3. Purchase Acquisition

          On March 11, 2004, Arbitron acquired certain assets of Marketing Resources Plus from Interactive Market Systems, Inc., part of the VNU Media Measurement and Information Group, for $8.9 million in cash. The $8.9 million purchase price was allocated to $0.2 million in tangible net assets, $3.6 million in identifiable intangible assets and $5.1 million in goodwill.

4. Long-Term Debt

          Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Senior fixed rate notes	$50,000	$50,000
Long-term revolving credit facility	25,000	55,000

	$75,000	$105,000

          On January 31, 2001, the Company entered into a $225.0 million five-year revolving credit agreement with a consortium of banks (“Credit Facility”). In connection with the Company’s spin-off of Ceridian Corporation (“Ceridian”) in March 2001, $200.0 million was drawn on the Credit Facility and distributed to Ceridian.

          The Credit Facility has two borrowing options, a Eurodollar rate option or a base rate option, as defined in the agreement. Under the Eurodollar option, the Company may elect interest periods of one, two, three or six

ARBITRON INC.
Notes to Consolidated Financial Statements – Continued
June 30, 2004
(unaudited)

months at the inception date and each renewal date. Borrowings under the Eurodollar option bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 2.00% to 2.75%. Borrowings under the base rate option bear interest at the higher of the lead lender’s prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 0.50% to 1.25%. The specific margins, under both options, are determined based on the Company’s ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio), and are adjusted every 90 days. The agreement contains a commitment fee provision whereby the Company is charged a fee, ranging from 0.375% to 0.550%, applied to the unused portion of the facility. Under the terms of the Credit Facility, the Company is required to maintain certain other financial ratios, in addition to the leverage ratio, and meet other financial conditions. The agreement limits, among other things, the Company’s ability to buy or sell assets, incur additional indebtedness, grant or incur liens on its assets, repay indebtedness other than the Credit Facility, make investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations. The effective interest rate on the Credit Facility borrowings outstanding as of June 30, 2004 was 7.02%.

          Arbitron’s commitment under the Credit Facility, which was $225.0 million at inception, has been reduced to $76.2 million as of March 31, 2004 in accordance with the mandatory commitment reduction and excess cash flow provisions. Available borrowings under the Credit Facility were $51.1 million as of June 30, 2004.

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

5. Interest Rate Swap

          The Company entered into an interest rate swap agreement effective March 29, 2001 to hedge its exposure to fluctuations in interest rates relating to its outstanding variable rate debt. The contract’s notional amount was $200.0 million at inception and declines each quarter over the life of the contract in proportion to the Company’s estimated outstanding balance on the Credit Facility. Under the terms of the contract, the Company pays a fixed rate of 5.02% and receives LIBOR, which resets every 90 days. The contract matures on December 31, 2004. The interest rate swap agreement was designated as a cash flow hedge, and was designed to be entirely effective by matching the terms of the swap agreement with the debt. The base rate for both the variable rate debt and the swap agreement is LIBOR and the instruments have the same renewal dates over the lives of the instruments. The fair value of the cash flow hedge was recorded as a non-current liability and the offsetting unrealized loss was recorded in accumulated other comprehensive loss as of June 30, 2004 and December 31, 2003.

          The Company’s risk-management objective for entering into the interest rate swap was to mitigate its exposure to interest rate risk. The Company’s initial strategy was to lock into a fixed rate of interest with a pay-fixed, receive-variable interest rate swap, thereby hedging exposure to the variability in future cash flows.

6. Stockholders’ Equity (Deficit)

          Changes in stockholders’ equity (deficit) for the six months ended June 30, 2004 were as follows (in thousands):

ARBITRON INC.
Notes to Consolidated Financial Statements – Continued
June 30, 2004
(unaudited)

	Balance			Tax Benefit	Other	Balance
	as of		Common	from Stock	Compre-	as of
	December 31,	Net	Stock	Option	hensive	June 30,
	2003	Income	Issued	Exercises	Income	2004
Common stock	$16,168	$—	$—	$—	$—	$16,168
Additional paid-in capital	100,024	—	10,682	2,920	—	113,626
Accumulated earnings (net distributions to Ceridian in excess of accumulated earnings) prior to spin-off	(242,870)	—	—	—	—	(242,870)
Retained earnings subsequent to spin-off	112,795	26,719	—	—	—	139,514
Common stock held in treasury	(813)	—	229	—	—	(584)
Accumulated other comprehensive income (loss)	(3,377)	—	—	—	507	(2,870)

Total stockholders’ equity (deficit)	$(18,073)	$26,719	$10,911	$2,920	$507	$22,984

Number of shares outstanding	30,710	—	458	—	—	31,168

7. Net Income Per Weighted Average Common Share

          The computations of basic and diluted net income per weighted average common share for the three months and six months ended June 30, 2004 and 2003 are based on Arbitron’s weighted average shares of common stock and potentially dilutive securities outstanding, respectively.

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

ARBITRON INC.
Notes to Consolidated Financial Statements – Continued
June 30, 2004
(unaudited)

          The components of comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$8,615	$8,006	$26,719	$24,124
Items of other comprehensive income
Foreign currency translation adjustments	(48)	116	58	73
Change in unrealized loss on interest rate swap	389	927	879	1,626
Income tax benefit	(246)	(352)	(430)	(616)

Comprehensive income	$8,710	$8,697	$27,226	$25,207

          The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30,	December 31,
	2004	2003
Foreign currency translation adjustment	$294	$236
Unrealized loss on interest rate swap	(292)	(1,171)
Additional minimum pension liability	(4,706)	(4,706)
Income tax benefit	1,834	2,264

Accumulated other comprehensive loss	$(2,870)	$(3,377)

9. Retirement Plans

          Arbitron’s United States employees participate in a defined benefit pension plan that closed to new participants effective January 1, 1995. Arbitron subsidizes health care benefits for eligible retired employees hired before January 1, 1992.

          The components of periodic benefit costs for the defined benefit pension plan and postretirement plan were as follows (in thousands):

ARBITRON INC.
Notes to Consolidated Financial Statements – Continued
June 30, 2004
(unaudited)

	Defined Benefit		Postretirement
	Pension Plan		Plan
	Three Months		Three Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Service cost	$185	$132	$7	$5
Interest cost	354	307	13	13
Expected return on plan assets	(368)	(312)	—	—
Amortization of prior service cost	6	5	—	—
Amortization of net loss	117	101	3	2

Net periodic benefit cost	$294	$233	$23	$20

          In July 2004, Arbitron made a contribution of $1.1 million to the defined benefit pension plan.

10. Income Taxes

          Pursuant to an Internal Revenue Service Revenue Procedure issued during the second quarter of 2004, the Company has changed its tax method of accounting for advanced customer payments. As a result of the method change, income taxes of approximately $22.2 million paid in 2003 are being applied toward the Company’s 2004 tax liability and the deferred tax assets no longer include a temporary difference for deferred revenue. The remaining balance of recoverable income taxes as of June 30, 2004 was $10.6 million and is reflected as income taxes recoverable.

11. Significant Customers and Concentration of Credit Risk

          Arbitron’s quantitative radio audience measurement service and related software sales accounted for approximately 86% of its revenue in 2003 and for approximately 87% of its revenue for the six months ended June 30, 2004, the largest portion of which is provided to radio broadcasters. In recent years, a small number of enterprises have greatly expanded their holdings of United States radio broadcasters. As a result of this consolidation of United States radio broadcasters, Arbitron has two customers that individually represent approximately 10% or more of its revenue. For the year 2003 those customers represented approximately 21% and 10% of the Company’s revenue. The customer that represented approximately 10% of Arbitron’s revenue in 2003, Infinity Broadcasting Corp., announced on June 24, 2004 that it has elected not to renew agreements with Arbitron for radio ratings and other services, which expired on March 31, 2004. The agreements that were not renewed collectively accounted for approximately 9% of Arbitron’s 2003 revenue.

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

Forward-Looking Statements

          This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations about future events, which Arbitron has derived from information currently available to it. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied in such forward-looking statements. These risks and uncertainties include whether we will be able to:

•	renew all or part of contracts with large customers as they expire;

•	successfully execute our business strategies, including implementation of our Portable People MeterSM services, as well as expansion of international operations;

•	effectively manage the impact of further consolidation in the radio and advertising agency industries;

•	keep up with rapidly changing technological needs of our customer base, including creating new products and services that meet these needs;

•	successfully manage the impact on our business of any economic downturn generally and in the advertising market in particular; and

•	successfully manage the impact on costs of data collection due to privacy concerns and/or government regulations.

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

Overview

          Arbitron is an international media and marketing research firm primarily serving radio, cable television, advertising agencies, advertisers, outdoor and out-of-home media and, through its Scarborough joint venture, broadcast television and print media. Arbitron currently has four main services:

•	measuring radio audiences in local markets in the United States and Mexico;

•	measuring national radio audiences and the audience size of network radio programs and commercials;

•	providing application software used for accessing and analyzing media audience and marketing information data; and

•	providing consumer, shopping and media usage information services to the radio, cable, advertising agencies, advertisers, broadcast television, outdoor and out-of-home media, magazine, newspaper and online industries.

          Arbitron’s quantitative radio audience measurement business and related software sales accounted for approximately 87% of Arbitron’s revenue for the six months ended June 30, 2004. Consolidation in the radio broadcasting industry has led to Arbitron’s dependence on a limited number of key customers. In 2003, Clear Channel Communications, Inc. (“Clear Channel Communications”) and Infinity Broadcasting Corp. (“Infinity Broadcasting”) represented approximately 21% and 10%, respectively, of Arbitron’s revenue. Arbitron’s agreements with these customers are not exclusive and contain no renewal obligations. Certain Arbitron license agreements with Clear Channel Communications, which accounted for approximately 17% of Arbitron’s 2003 revenue, expire on December 31, 2004. Certain license agreements with Infinity Broadcasting, which accounted for approximately 9% of Arbitron’s 2003 revenue, expired on March 31, 2004. Infinity Broadcasting announced on June 24, 2004 that it has elected not to renew any of its agreements with Arbitron. Arbitron cannot in the short-term replace the revenue that will be lost due to Infinity Broadcasting not renewing its license agreements. In light of the nature of our business, Arbitron does not expect a corresponding reduction in costs and expenses related to the loss of revenue. The loss of Infinity Broadcasting will materially impact Arbitron’s business, financial condition and operating results.

          Arbitron entered into an agreement on May 31, 2000, with Nielsen Media Research, Inc. (“Nielsen Media Research”), a provider of U.S. television and cable audience measurement services, under which Arbitron granted Nielsen Media Research an option to join Arbitron in the potential commercial deployment of the Portable People Meter (“Portable People Meter” or “PPMSM”) in the United States. In the event Nielsen Media Research exercises the option, the parties would form a joint venture to commercially deploy and operate the business of utilizing the Portable People Meter for the collection of listening and viewing audience data. In 2003, Arbitron worked with Nielsen Media Research on response rate issues and a variety of engineering tests. Arbitron and Nielsen Media Research announced in July 2004 that interim response rate results from two separate recruitment methods were substantially higher than results achieved in Philadelphia in 2002. In 2004, Arbitron is focusing on another market test to be conducted in Houston, Texas to confirm the results of previous tests and demonstrate enhancements to the Portable People Meter system that have been made since it was tested in Philadelphia. Arbitron continues to work with Nielsen Media Research to resolve outstanding issues and to negotiate business terms for a potential Portable People Meter joint venture.

          Separate from the proposed joint venture with Nielsen Media Research, Arbitron began testing additional marketing research applications of the Portable People Meter technology in 2003. One application that Arbitron began testing was the use of the Portable People Meter as the media collection tool for a national marketing-oriented panel designed to correlate advertising with shopping behavior and sales. The objective is to provide multimedia exposure data combined with sales data from a single-source to produce a measure of advertising effectiveness for advertisers, agencies and broadcasters. During 2004, Arbitron is continuing to research the marketplace potential and complete additional methods research for a national marketing-oriented panel. This would be a new type of service for which market acceptance is not yet known.

          On July 21, 2004, BBM Canada (“BBM”), the Canadian industry cooperative for audience ratings, announced the adoption of the Portable People Meter as the official ratings system for buying and selling commercial airtime on French-language television in Quebec and Montreal. The PPM-based television ratings service will replace BBM’s push-button people meters beginning in September 2004.

          The continuing development and anticipated rollout of PPM services will require significant capital resources and will increase Arbitron’s operating costs over the next several years. In the event Arbitron decides to commercialize either a PPM ratings service or a PPM marketing application service, there could be significant start-up expenses that could adversely affect Arbitron’s financial condition and operating results.

          Arbitron uses listener diaries to gather radio listening data from sample households in the United States local markets for which it currently provides radio ratings. A representative sample of the population in each local market is randomly selected for each survey and is recruited by telephone. It is increasingly difficult and more costly to obtain consent from the phone sample to participate in the surveys and to get a usable diary returned to Arbitron. Arbitron must achieve response rates sufficient to maintain confidence in its ratings, the support of the industry and accreditation by the Media Rating Council. Response rates are a quality measure of survey performance and an important factor impacting costs associated with data collection. Response rates have continued to decline over the past few years. If response rates continue to decline further, Arbitron’s radio audience measurement business could be adversely affected. Arbitron commits extensive efforts and resources to address the decline of response rates.

          Based on preliminary results, additional initiatives in 20 low response rate markets have had a positive impact on response rates, which have increased by an estimate of 2.5% to 3.0% from the Spring 2003 survey to the Spring 2004 survey.

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

          The Company capitalizes software development costs with respect to major product initiatives or enhancements, which are incurred during the period from the time of technological feasibility until the time that the software is ready for use. To the extent that software is being developed for use by customers or to support data collection activities, the Company also considers the recovery of such costs through future revenue streams in its decision to capitalize software development costs. Once the software is placed in service, the capitalized costs are generally amortized over periods of three to five years. If events or changes in circumstances indicate that the carrying value of software may not be recovered, a recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the software in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the software cost is written down to estimated fair value and an impairment loss is recognized. The Company’s estimates are subject to revision as market conditions and management’s assessments change. As of June 30, 2004, the Company’s capitalized software developed for internal use had a carrying amount of $4.5 million, including $4.3 million of Portable People Meter software.

          The Company accounted for the acquisition of certain assets of MRP using the criteria for the measurement and recognition of goodwill and other acquired intangible assets as outlined by Statement of Financial Accounting Standards No. 141, Business Combinations. Arbitron used an outside appraisal firm to value the assets. The $8.9 million purchase price was allocated: $0.2 million in tangible net assets, $3.6 million in identifiable intangible assets and $5.1 million in goodwill.

Results of Operations

Comparison of the Three Months Ended June 30, 2004 to the Three Months Ended June 30, 2003

          The following table sets forth information with respect to the consolidated statements of income of Arbitron:

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended		Increase		Percentage of
	June 30,		(Decrease)		Revenue
	2004	2003	Dollar	Percent	2004	2003
Revenue	$65,084	$61,448	$3,636	5.9%	100.0%	100.0%

Costs and expenses
Cost of revenue	29,561	28,250	1,311	4.6%	45.4%	46.0%
Selling, general and administrative	15,500	14,115	1,385	9.8%	23.8%	23.0%
Research and development	8,004	6,414	1,590	24.8%	12.3%	10.4%

Total costs and expenses	53,065	48,779	4,286	8.8%	81.5%	79.4%

Operating income	12,019	12,669	(650)	(5.1%)	18.5%	20.6%
Equity in net income of affiliate	3,857	3,480	377	10.8%	5.9%	5.7%

Income before interest and
income tax expense	15,876	16,149	(273)	(1.7%)	24.4%	26.3%
Interest income	196	185	11	5.9%	0.3%	0.3%
Interest expense	1,949	3,210	(1,261)	(39.3%)	3.0%	5.2%

Income before income tax expense	14,123	13,124	999	7.6%	21.7%	21.4%
Income tax expense	5,508	5,118	390	7.6%	8.5%	8.3%

Net income	$8,615	$8,006	$609	7.6%	13.2%	13.1%

Net income per weighted average common share
Basic	$0.28	$0.27	$0.01	3.7%
Diluted	$0.27	$0.26	$0.01	3.8%
Other data:
EBIT	$15,876	$16,149	$(273)	(1.7%)
EBITDA	$17,327	$17,305	$22	0.1%
EBIT and EBITDA Reconciliation
Net income	$8,615	$8,006	$609
Income tax expense	5,508	5,118	390
Interest income	196	185	11
Interest expense	1,949	3,210	(1,261)

EBIT	15,876	16,149	(273)
Depreciation and amortization	1,451	1,156	295

EBITDA	$17,327	$17,305	$22

          Revenue. Revenue increased 5.9% to $65.1 million for the three months ended June 30, 2004 from $61.4 million for the same period in 2003. Approximately $1.8 million of the increase was due to increases in the ratings and qualitative subscriber base, analytical software applications and escalations in multi-year customer contracts and contract renewals. The MRP acquisition also accounted for $1.8 million of the increase. The Company currently expects that the rate of revenue growth for the remainder of 2004 will be significantly lower than historical trends due to Infinity Broadcasting not renewing its contracts as discussed in the overview.

          Cost of Revenue. Cost of revenue increased 4.6% to $29.6 million for the three months ended June 30, 2004 from $28.3 million for the same period in 2003, but decreased as a percentage of revenue to 45.4% in 2004 from 46.0% in 2003. The $1.3 million increase was primarily due to increases in data collection costs ($0.8 million). Arbitron does not expect a reduction in cost of revenue related to Infinity Broadcasting not renewing its contracts.

          Selling, General and Administrative. Selling, general and administrative expenses increased 9.8% to $15.5 million for the three months ended June 30, 2004 from $14.1 million for the same period in 2003, and increased as a percentage of revenue to 23.8% in 2004 from 23.0% in 2003. The $1.4 million increase was primarily attributed to the MRP acquisition ($1.1 million).

          Research and Development. Research and development increased 24.8% to $8.0 million during the three months ended June 30, 2004 from $6.4 million for the same period in 2003, and increased as a percentage of revenue to 12.3% in 2004 from 10.4% in 2003. The $1.6 million increase was due to software development and enhancement costs in U.S. Media (Arbitron’s core quantitative, qualitative and software application services) ($0.6 million), the MRP acquisition ($0.5 million) and PPM research and development ($0.5 million).

          Operating Income. Operating income decreased 5.1% to $12.0 million for the three months ended June 30, 2004 from $12.7 million for the same period in 2003. Operating margin declined to 18.5% in 2004 from 20.6% in 2003. The decline in operating margin was primarily attributed to increased research and development expenses. The Company currently expects operating income for the remainder of 2004 will be lower than comparable periods in 2003 due to Infinity Broadcasting not renewing its contracts.

          Equity in Net Income of Affiliate. Equity in net income of affiliate did not vary significantly.

          Interest Expense. Interest expense decreased 39.3% to $1.9 million for the three months ended June 30, 2004 from $3.2 million for the same period in 2003. The decrease was primarily attributed to a $69.9 million decline in the average outstanding debt under the Credit Facility in the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

          Income Tax Expense. Arbitron’s effective tax rate was 39.0% for the three months ended June 30, 2004 and 2003.

          Net Income. Net income increased 7.6% to $8.6 million for the three months ended June 30, 2004 from $8.0 million for the same period in 2003. The Company currently expects that net income for the remainder of 2004 will be lower than comparable periods in 2003 due to Infinity Broadcasting not renewing its contracts.

          EBIT and EBITDA. Earnings before interest and income taxes (“EBIT”) decreased 1.7% to $15.9 million and earnings before interest, income taxes, depreciation and amortization (“EBITDA”) increased 0.1% to $17.3 million for the three months ended June 30, 2004. The Company currently expects that for the remainder of 2004 EBIT will be lower than comparable periods in 2003 due to Infinity Broadcasting not renewing its contracts. Arbitron has presented EBIT and EBITDA as supplemental information that management of Arbitron believes may be useful to investors to evaluate Arbitron’s results because they exclude certain items that are not directly related to the Company’s core operating performance. EBIT is calculated by adding back net interest expense and income tax expense to net income. EBITDA is calculated by adding back net interest expense, income taxes, depreciation and amortization to net income. EBIT and EBITDA should not be considered substitutes either for net income, as indicators of Arbitron’s operating performance, or for cash flow, as measures of Arbitron’s liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies.

Comparison of the Six Months Ended June 30, 2004 to the Six Months Ended June 30, 2003

          The following table sets forth information with respect to the consolidated statements of income of Arbitron:

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Six Months Ended		Increase		Percentage of
	June 30,		(Decrease)		Revenue
	2004	2003	Dollar	Percent	2004	2003
Revenue	$141,669	$132,802	$8,867	6.7%	100.0%	100.0%

Costs and expenses
Cost of revenue	51,258	48,239	3,019	6.3%	36.2%	36.3%
Selling, general and administrative	30,291	28,090	2,201	7.8%	21.4%	21.2%
Research and development	14,867	12,695	2,172	17.1%	10.5%	9.6%

Total costs and expenses	96,416	89,024	7,392	8.3%	68.1%	67.1%

Operating income	45,253	43,778	1,475	3.4%	31.9%	32.9%
Equity in net income of affiliate	2,529	2,221	308	13.9%	1.8%	1.7%

Income before interest and income tax expense	47,782	45,999	1,783	3.9%	33.7%	34.6%
Interest income	398	373	25	6.7%	0.3%	0.3%
Interest expense	4,378	6,825	(2,447)	(35.9%)	3.1%	5.1%

Income before income tax expense	43,802	39,547	4,255	10.8%	30.9%	29.8%
Income tax expense	17,083	15,423	1,660	10.8%	12.1%	11.6%

Net income	$26,719	$24,124	$2,595	10.8%	18.8%	18.2%

Net income per weighted average common share
Basic	$0.87	$0.81	$0.06	7.4%
Diluted	$0.85	$0.80	$0.05	6.2%
Other data:
EBIT	$47,782	$45,999	$1,783	3.9%
EBITDA	$50,551	$48,382	$2,169	4.5%
EBIT and EBITDA Reconciliation
Net income	$26,719	$24,124	$2,595
Income tax expense	17,083	15,423	1,660
Interest income	398	373	25
Interest expense	4,378	6,825	(2,447)

EBIT	47,782	45,999	1,783
Depreciation and amortization	2,769	2,383	386

EBITDA	$50,551	$48,382	$2,169

          Revenue. Revenue increased 6.7% to $141.7 million for the six months ended June 30, 2004 from $132.8 million for the same period in 2003. Approximately $7.1 million of the increase was due to increases in the ratings and qualitative subscriber base, analytical software applications and escalations in multi-year customer contracts and contract renewals. The MRP acquisition accounted for $2.2 million of the increase. These increases were partially offset by lower PPM equipment sales ($0.4 million). The Company currently expects that the 2004 rate of revenue growth for the remainder of 2004 will be significantly lower than historical trends due to Infinity Broadcasting not renewing its contracts as discussed in the overview.

          Cost of Revenue. Cost of revenue increased 6.3% to $51.3 million for the six months ended June 30, 2004 from $48.2 million for the same period in 2003, but decreased as a percentage of revenue to 36.2% in 2004 from 36.3% in 2003. The $3.0 million increase was primarily due to increases in data collection costs ($1.1 million), royalties ($0.6 million), computer center costs ($0.7 million) and human resources costs ($0.4 million). Arbitron does not expect a reduction in cost of revenue related to Infinity Broadcasting not renewing its contracts.

          Selling, General and Administrative. Selling, general and administrative expenses increased 7.8% to $30.3 million for the six months ended June 30, 2004 from $28.1 million for the same period in 2003, and increased as a percentage of revenue to 21.4% in 2004 from 21.2% in 2003. The $2.2 million increase was primarily attributed to the MRP acquisition ($1.3 million), the write-off of assets with the discontinuance of the MeasureCast service ($0.5 million), and increased U.S. Media selling expenses ($0.2 million).

          Research and Development. Research and development increased 17.1% to $14.9 million during the six months ended June 30, 2004 from $12.7 million for the same period in 2003 and increased as a percentage of revenue to 10.5% in 2004 from 9.6% in 2003. The $2.2 million increase was due to software development and enhancement costs in U.S. Media ($0.8 million), the MRP acquisition ($0.7 million) and PPM research and development ($0.7 million).

          Operating Income. Operating income increased 3.4% to $45.3 million for the six months ended June 30, 2004 from $43.8 million for the same period in 2003. Operating margin decreased to 31.9% in 2004 from 32.9% in 2003. The decline in operating margin was primarily attributed to increased research and development expenses. The Company currently expects operating income for the remainder of 2004 will be lower than comparable periods in 2003 due to Infinity Broadcasting not renewing its contracts.

          Equity in Net Income of Affiliate. Equity in net income of affiliate did not vary significantly.

          Interest Expense. Interest expense decreased 35.9% to $4.4 million for the six months ended June 30, 2004 from $6.8 million for the same period in 2003. The decrease was primarily attributed to a $65.0 million decline in the average outstanding debt under the Credit Facility in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

          Income Tax Expense. Arbitron’s effective tax rate was 39.0% for the six months ended June 30, 2004 and 2003.

          Net Income. Net income increased 10.8% to $26.7 million for the six months ended June 30, 2004 from $24.1 million for the same period in 2003. The Company currently expects that net income for the remainder of 2004 will be lower than comparable periods in 2003 due to Infinity Broadcasting not renewing its contracts.

          EBIT and EBITDA. EBIT increased 3.9% to $47.8 million and EBITDA increased 4.5% to $50.6 million for the six months ended June 30, 2004 from $46.0 million and $48.4 million, respectively, for the same period in 2003. The Company currently expects that for the remainder of 2004 EBIT will be lower than comparable periods in 2003 due to Infinity Broadcasting not renewing its contracts. Arbitron has presented EBIT and EBITDA as supplemental information that management of Arbitron believes may be useful to investors to evaluate Arbitron’s results because they exclude certain items that are not directly related to the Company’s core operating performance. EBIT is calculated by adding back net interest expense and income tax expense to net income. EBITDA is calculated by adding back net interest expense, income taxes, depreciation and amortization to net income. EBIT and EBITDA should not be considered substitutes either for net income, as indicators of Arbitron’s operating performance, or for cash flow, as measures of Arbitron’s liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies.

Liquidity and Capital Resources

          As of June 30, 2004, the Company had $77.3 million in available cash and cash equivalents. In addition, the Company had $51.1 million in available borrowings under its Credit Facility. Management expects that cash flow generated from operations, as well as available borrowings from its Credit Facility, if necessary, will be sufficient to support the Company’s operations for the foreseeable future.

          Net cash provided by operating activities was $42.2 million and $28.1 million for the six months ended June 30, 2004 and 2003, respectively, an increase of $14.1 million. The increase was mainly attributable to the following: a decrease in deferred income taxes and income taxes recoverable ($12.9 million); higher net income in 2004 ($2.6 million); higher distributions from affiliate ($0.5 million); higher tax benefit from stock option exercises ($0.8 million); higher net collections in accounts receivable ($3.5 million); increased accounts payable ($0.5 million) and increased other noncurrent liabilities ($1.8 million). These increases were partially offset by decreases in accrued expenses and other liabilities ($6.7 million) and deferred revenue ($2.5 million). The decrease in deferred income taxes is due primarily to a new Internal Revenue Service “IRS” procedure related to advance customer payments. As a result of the new procedure income taxes of approximately $11.6 million paid in 2003 have been applied toward the Company’s 2004 tax liability. The decrease in accrued expenses and other liabilities of $6.7 million was also primarily caused by the new IRS procedure related to advance customer payments.

          Net cash used in investing activities was $12.8 million and $1.4 million for the six months ended June 30, 2004 and 2003, respectively, an increase of $11.4 million. The increase is attributed to the $8.9 million MRP acquisition in March 2004 and increased spending on PPM software and other fixed assets.

          Net cash used in financing activities was $20.6 million and $24.7 million for the six months ended June 30, 2004 and 2003, respectively, a decrease of $4.1 million. The decrease is primarily attributed to additional cash proceeds from stock option exercises and stock purchase plans.

          Arbitron’s commitment under its revolving Credit Facility, which was $225.0 million at inception, was $76.2 million on June 30, 2004. The commitment is reduced annually in accordance with mandatory commitment reduction and excess cash flow provisions.

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

          In 2003, Clear Channel Communications and Infinity Broadcasting represented approximately 21% and 10%, respectively, of Arbitron’s revenue. Arbitron’s agreements with these customers are not exclusive and contain no renewal obligations. Certain license agreements with Clear Channel Communications that accounted for approximately 17% of Arbitron’s revenue expire on December 31, 2004.

          On June 24, 2004, Infinity Broadcasting announced that it has elected not to renew its agreements, which expired on March 31, 2004, with Arbitron for radio ratings and other services effective with the release of the Spring 2004 survey. Those Infinity Broadcasting contracts that were not renewed collectively accounted for approximately 9% of Arbitron’s 2003 revenue. Arbitron cannot give any assurances that it will retain current customers or that it will be able to replace the revenue that is lost when a key customer fails to renew its agreement with Arbitron.

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

          Separate from the proposed joint venture with Nielsen Media Research, Arbitron began testing additional marketing research applications of the Portable People Meter technology in 2003. One application that Arbitron began testing was the use of the Portable People Meter as the media collection tool for a national marketing-oriented panel designed to correlate advertising with shopping behavior and sales. The objective is to provide multimedia exposure data combined with sales data from a single-source to produce a measure of advertising effectiveness for advertisers, agencies and broadcasters. During 2004, Arbitron is continuing to research the marketplace potential and complete additional methods research for a national marketing-oriented panel. This would be a new type of service for which market acceptance is not yet known.

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

PART II – OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Arbitron’s annual meeting of stockholders was held on May 17, 2004. There were 30,890,965 shares of Arbitron common stock outstanding and entitled to vote at the annual meeting. Of the 30,890,965 shares of Arbitron common stock entitled to vote at the annual meeting, a total of 29,545,398 shares were present in person or by proxy at the annual meeting.

          The following people designated by Arbitron’s Board of Directors as nominees for director were elected at the annual meeting, with the voting as follows:

Nominee	Votes For	Votes Withheld
Alan Aldworth	29,504,974	40,424
Erica Farber	29,503,469	41,929
Kenneth F. Gorman	28,890,892	654,506
Philip Guarascio	29,504,188	41,210
Larry E. Kittelberger	29,294,275	251,123
Stephen B. Morris	29,504,138	41,260
Luis G. Nogales	29,504,470	40,928
Lawrence Perlman	29,082,641	462,757
Richard A. Post	29,293,983	251,415

          The Amendment and Restatement of the Arbitron Inc. 1999 Stock Incentive Plan was approved at the annual meeting, with the voting as follows:

Votes For	Votes Against	Abstentions	Broker No Vote
24,142,207	2,648,025	84,268	2,670,898

          No additional items were on the agenda of the annual meeting of stockholders and no other items were brought to a vote during the meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

•	Arbitron filed a Current Report on Form 8-K on June 24, 2004 reporting that Infinity Broadcasting Corp., a division of Viacom Inc., had issued a press release stating that Infinity Broadcasting had elected not to renew its agreements with Arbitron for radio ratings and other services effective with the release of the Spring 2004 survey.

SIGNATURE

          Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBITRON INC.

By:	/s/ WILLIAM J. WALSH
William J. Walsh
Executive Vice President of Finance and Planning and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal accounting officer)

Date:	August 2, 2004