Form 10-Q
period 2004-09-30
ARBITRON INC
filed 2004-11-04
CIK 109758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

     The registrant had 30,987,048 shares of common stock, par value $0.50 per share, outstanding as of October 29, 2004.

ARBITRON INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ARBITRON INC .
Consolidated Balance Sheets
(In thousands, except par value data)

	September 30,	December 31,
	2004	2003
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$68,729	$68,433
Trade accounts receivable, net of allowance for doubtful accounts of $1,307 in 2004 and $1,081 in 2003	29,676	21,355
Deferred income taxes	4,417	24,183
Prepaid expenses and other current assets	6,789	2,886

Total current assets	109,611	116,857
Investments in affiliate	6,990	10,953
Property and equipment , net	16,718	13,182
Goodwill, net	38,027	32,937
Other intangibles, net	3,773	1,487
Noncurrent deferred tax assets	2,738	6,646
Other noncurrent assets	1,662	2,132

Total assets	$179,519	$184,194

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$4,602	$5,326
Accrued expenses and other current liabilities	24,373	28,119
Deferred revenue	51,725	58,398

Total current liabilities	80,700	91,843
Noncurrent liabilities
Long-term debt	50,000	105,000
Other noncurrent liabilities	4,472	5,424

Total liabilities	135,172	202,267

Stockholders’ equity (deficit)
Common stock, $0.50 par value, authorized 500,000 shares, issued 32,336 shares	16,168	16,168
Additional paid-in capital	110,614	100,024
Accumulated earnings (net distributions to Ceridian in excess of accumulated earnings) prior to spin-off	(242,870)	(242,870)
Retained earnings subsequent to spin-off	163,742	112,795
Common stock held in treasury, 1,181 shares in 2004 and 1,626 shares in 2003	(590)	(813)
Accumulated other comprehensive loss, net of tax	(2,717)	(3,377)

Total stockholders’ equity (deficit)	44,347	(18,073)

Total liabilities and stockholders’ equity (deficit)	$179,519	$184,194

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30,
	2004	2003
Revenue	$81,965	$75,319

Costs and expenses
Cost of revenue	23,531	23,694
Selling, general and administrative	14,994	14,070
Research and development	8,604	6,294

Total costs and expenses	47,129	44,058

Operating income	34,836	31,261
Proportionate share of net loss of affiliate	(1,118)	(637)

Income before interest and income tax expense	33,718	30,624
Interest income	309	174
Interest expense	1,842	2,911

Income before income tax expense	32,185	27,887
Income tax expense	7,957	10,876

Net income	$24,228	$17,011

Net income per weighted average common share
Basic	$0.78	$0.56
Diluted	$0.77	$0.55
Weighted average common shares used in calculations
Basic	31,174	30,127
Potentially dilutive securities	388	635

Diluted	31,562	30,762

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Revenue	$223,634	$208,121

Costs and expenses
Cost of revenue	74,789	71,933
Selling, general and administrative	45,285	42,160
Research and development	23,471	18,989

Total costs and expenses	143,545	133,082

Operating income	80,089	75,039
Equity in net income of affiliate	1,411	1,584

Income before interest and income tax expense	81,500	76,623
Interest income	707	547
Interest expense	6,220	9,736

Income before income tax expense	75,987	67,434
Income tax expense	25,040	26,299

Net income	$50,947	$41,135

Net income per weighted average common share
Basic	$1.64	$1.38
Diluted	$1.62	$1.35
Weighted average common shares used in calculations
Basic	30,982	29,859
Potentially dilutive securities	539	579

Diluted	31,521	30,438

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities
Net income	$50,947	$41,135
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation and amortization of property and equipment	3,216	2,856
Other amortization	996	722
Loss on asset disposals	458	102
Asset impairment charges	328	178
Deferred income taxes	23,109	2,011
Equity in net income of affiliate	(1,411)	(1,584)
Distributions from affiliate	5,374	5,100
Bad debt expense	346	225
Tax benefit from stock option exercises	4,297	2,791
Other noncash items	141	—
Changes in operating assets and liabilities, excluding effects of business acquisition
Trade accounts receivable	(7,956)	6,027
Prepaid expenses and other assets	(1,935)	(2,080)
Accounts payable	(739)	(228)
Accrued expenses and other current liabilities	(3,782)	12,730
Deferred revenue	(7,159)	(5,308)
Other noncurrent liabilities	219	(915)

Net cash provided by operating activities	66,449	63,762

Cash flows from investing activities
Additions to property and equipment	(7,149)	(3,369)
Payment for business acquisition	(8,928)	—

Net cash used in investing activities	(16,077)	(3,369)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	14,810	12,647
Stock repurchases	(9,927)	—
Payment of long-term debt	(55,000)	(50,000)

Net cash used in financing activities	(50,117)	(37,353)

Effect of exchange rate changes on cash and cash equivalents	41	79

Net increase in cash and cash equivalents	296	23,119
Cash and cash equivalents at beginning of period	68,433	43,095

Cash and cash equivalents at end of period	$68,729	$66,214

See notes to consolidated financial statements.

ARBITRON INC.
Notes to Consolidated Financial Statements
September 30, 2004
(unaudited)

1. Basis of Presentation and Consolidation

Presentation

     The accompanying unaudited consolidated financial statements of Arbitron Inc. (the “Company” or “Arbitron”) have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered for fair presentation have been included. Certain amounts in the financial statements for prior periods have been reclassified to conform to the current period’s presentation. The consolidated balance sheet as of December 31, 2003, was audited at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

2. Pro Forma Disclosures of Stock Based Compensation

     The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price of the options. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transitions and Disclosures) established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

     The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$24,228	$17,011	$50,947	$41,135
Less : Stock-based compensation expense determined under fair value method, net of tax	501	843	2,110	2,391

Pro forma net income	$23,727	$16,168	$48,837	$38,744

Basic net income per weighted average common share, as reported	$0.78	$0.56	$1.64	$1.38
Pro forma basic net income per weighted average common share	$0.76	$0.54	$1.58	$1.30
Diluted net income per weighted average common share, as reported	$0.77	$0.55	$1.62	$1.35
Pro forma diluted net income per weighted average common share	$0.74	$0.53	$1.54	$1.28
Options granted	366,062	10,561	472,999	576,639
Weighted-average exercise price	$38.24	$35.30	$38.00	$34.71
Weighted-average fair value	$13.85	$7.93	$13.04	$7.54
Weighted-average assumptions :
Expected lives in years	6.5	4.0	6.0	4.0
Expected volatility	27.3%	23.4%	27.3%	23.5%
Expected dividend rate	—	—	—	—
Risk-free interest rate	3.75%	2.36%	3.68%	2.42%

3. Purchase Acquisition

     On March 11, 2004, Arbitron acquired certain assets of Marketing Resources Plus from Interactive Market Systems, Inc., part of the VNU Media Measurement and Information Group, for $8.9 million in cash. The $8.9 million purchase price was allocated as follows: $0.2 million in tangible net assets, $3.6 million in identifiable intangible assets and $5.1 million in goodwill.

4. Long-Term Debt

     Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003
Senior fixed rate notes	$50,000	$50,000
Long-term revolving credit facility	—	55,000

	$50,000	$105,000

     On January 31, 2001, the Company entered into a $225.0 million five-year revolving credit agreement with a consortium of banks (“Credit Facility”). In connection with the Company’s spin-off of Ceridian Corporation (“Ceridian”) in March 2001, $200.0 million was drawn on the Credit Facility and distributed to Ceridian.

     The Credit Facility has two borrowing options, a Eurodollar rate option or a base rate option, as defined in the agreement. Under the Eurodollar option, the Company may elect interest periods of one, two, three or six months at the inception date and each renewal date. Borrowings under the Eurodollar option bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 2.00% to 2.75%. Borrowings under the base rate option bear interest at the higher of the lead lender’s prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 0.50% to 1.25%. The specific margins, under both options, are determined based on the Company’s ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio), and are adjusted every 90 days. The agreement contains a commitment fee provision whereby the Company is charged a fee, ranging from 0.375% to 0.550%, that is applied to the unused portion of the facility. Under the terms of the Credit Facility, the Company is required to maintain certain other financial ratios, in addition to the leverage ratio, and meet other financial conditions. The agreement limits, among other things, the Company’s ability to buy or sell assets, incur additional indebtedness, grant or incur liens on its assets, repay indebtedness other than the Credit Facility, make investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations. On September 30, 2004, Arbitron paid the remaining $25.0 million outstanding under the Credit Facility. The effective interest rate on the Credit Facility borrowings outstanding prior to the payment on September 30, 2004, was 7.02%.

     Arbitron’s commitment under the Credit Facility, which was $225.0 million at inception, has been reduced to $76.2 million as of March 31, 2004, in accordance with the mandatory commitment reduction and excess cash flow provisions. Available borrowings under the Credit Facility were $76.1 million as of September 30, 2004. There was a letter of credit outstanding in the amount of $0.1 million on the Credit Facility as of September 30, 2004.

     Upon consummation of the spin-off, the Company issued $50.0 million of senior secured notes due January 31, 2008, and distributed the proceeds to Ceridian. The notes bear interest at a fixed rate of 9.96%. The senior secured notes agreement contains covenants similar to the Credit Facility. The agreement also contains a make-whole provision that applies in the event of early prepayment of principal. The fair value of the senior secured notes as of September 30, 2004 and December 31, 2003 was $54.4 million and $55.3 million, respectively, and was estimated using a cash flow valuation model and available market data for securities with similar maturity dates.

5. Interest Rate Swap

     The Company entered into an interest rate swap agreement effective March 29, 2001, to hedge its exposure to fluctuations in interest rates relating to its outstanding variable rate debt. The contract’s notional amount was $200.0 million at inception and declines each quarter over the life of the contract in proportion to the Company’s estimated outstanding balance on the Credit Facility. Under the terms of the contract, the Company paid a fixed rate of 5.02% and received LIBOR, which reset every 90 days. The contract was settled on September 30, 2004 in conjunction with the payment of outstanding debt under the Credit Facility. The interest rate swap agreement was designated as a cash flow hedge, and was designed to be entirely effective by matching the terms of the swap agreement with the debt. The base rate for both the variable rate debt and the swap agreement was LIBOR and the instruments had the same renewal dates over the lives of the instruments. The fair value of the cash flow hedge had been recorded as a noncurrent liability, and the offsetting unrealized loss was recorded in accumulated other comprehensive loss. As a result of the swap and debt retirement, the Company realized a loss of $0.1 million, which was recorded as interest expense in the consolidated statement of income for the three months ended September 30, 2004.

     The Company’s risk-management objective for entering into the interest rate swap was to mitigate its exposure to interest rate risk. The Company’s initial strategy was to lock into a fixed rate of interest with a pay-fixed, receive-variable interest rate swap, thereby hedging exposure to the variability in future cash flows.

6. Stockholders’ Equity (Deficit)

     Changes in stockholders’ equity (deficit) for the nine months ended September 30, 2004, were as follows (in thousands):

					Tax
					Benefit
	Balance			Common	from	Other	Balance
	as of		Common	Stock	Stock	Compre-	as of
	December 31,	Net	Stock	Repur-	Option	hensive	Sept. 30,
	2003	Income	Issued	chased	Exercises	Income	2004
Common stock	$16,168	$—	$—	$—	$—	$—	$16,168
Additional paid-in capital	100,024	—	16,092	(9,799)	4,297	—	110,614
Accumulated earnings
(net distributions to Ceridian in excess of accumulated earnings) prior to spin-off	(242,870)	—	—	—	—	—	(242,870)
Retained earnings subsequent to spin-off	112,795	50,947	—	—	—	—	163,742
Common stock in treasury	(813)	—	351	(128)	—	—	(590)
Accumulated other comprehensive income (loss)	(3,377)	—	—	—	—	660	(2,717)

Stockholders’equity (deficit)	$(18,073)	$50,947	$16,443	$(9,927)	$4,297	$660	$44,347

Number of shares outstanding	30,710	—	700	(255)	—	—	31,155

7. Net Income Per Weighted Average Common Share

     The computations of basic and diluted net income per weighted average common share for the three months and nine months ended September 30, 2004, and 2003 are based on Arbitron’s weighted average shares of common stock and potentially dilutive securities outstanding, respectively.

     Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period.

8. Comprehensive Income

     The Company’s comprehensive income comprises of net income, foreign currency translation adjustments, changes in additional minimum pension liability and changes in unrealized losses on the interest rate swap agreement.

     The components of comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$24,228	$17,011	$50,947	$41,135
Items of other comprehensive income
Foreign currency translation adjustments	(5)	18	53	91
Change in unrealized loss on interest rate swap	292	840	1,171	2,467
Income tax benefit	(134)	(317)	(564)	(934)

Comprehensive income	$24,381	$17,552	$51,607	$42,759

     The components of accumulated other comprehensive loss were as follows (in thousands):

	September 30,	December 31,
	2004	2003
Foreign currency translation adjustment	$289	$236
Unrealized loss on interest rate swap	—	(1,171)
Additional minimum pension liability	(4,706)	(4,706)
Income tax benefit	1,700	2,264

Accumulated other comprehensive loss	$(2,717)	$(3,377)

9. Retirement Plans

     Arbitron’s United States employees participate in a defined benefit pension plan that closed to new participants effective January 1, 1995. Arbitron subsidizes health care benefits for eligible retired employees who participate in the pension plan and were hired before January 1, 1992.

     The components of periodic benefit costs for the defined benefit pension plan and postretirement plan were as follows (in thousands):

	Defined Benefit		Postretirement
	Pension Plan		Plan
	Three Months		Three Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Service cost	$186	$140	$9	$5
Interest cost	354	326	19	11
Expected return on plan assets	(368)	(330)	—	—
Amortization of prior service cost	5	5	—	—
Amortization of net loss	117	107	8	1

Net periodic benefit cost	$294	$248	$36	$17

     In July 2004, Arbitron made a contribution of $1.1 million to the defined benefit pension plan.

10. Income Taxes

     Pursuant to an Internal Revenue Service (“IRS”) Revenue Procedure issued during the second quarter of 2004, the Company changed its tax method of accounting for advanced customer payments. As a result of the method change, income taxes of approximately $22.2 million paid in 2003 were applied toward the Company’s 2004 tax liability, and the deferred tax assets no longer include a temporary difference for deferred revenue.

     Income tax expense was lower in the third quarter of 2004 primarily because reserves for certain tax contingencies were reversed during the third quarter of 2004 due to guidance in a recent IRS notice. Also, the valuation allowance on the deferred tax assets related to state net operating loss carryforwards was reduced due to higher actual and projected taxable income in the applicable states. The net benefit of these changes during the quarter was $4.2 million. The effective tax rate, exclusive of these discrete events, has been reduced from 39.0% to 38.5% to reflect a reduction in the expected state tax rate.

11. Significant Customers and Concentration of Credit Risk

     Arbitron’s quantitative radio audience measurement service and related software sales accounted for approximately 86% of its revenue in 2003 and for approximately 89% of its revenue for the nine months ended September 30, 2004, the largest portion of which is provided to radio broadcasters. As a result of the consolidation of United States radio broadcasters in the 1990’s, Arbitron has two customers that individually represent approximately 10% or more of its revenue. For the year 2003, those customers represented approximately 21% and 10% of the Company’s revenue. Certain license agreements with Infinity Broadcasting Corp. (“Infinity Broadcasting”) expired on March 31, 2004. All license agreements with Infinity Broadcasting to provide audience estimates and most ancillary services were renewed on August 17, 2004, and effective April 1, 2004. Certain Arbitron license agreements with Clear Channel Communications, which accounted for approximately 17% of Arbitron’s 2003 revenue, expire on December 31, 2004. Arbitron cannot give any assurances that it could replace the revenue that would be lost if a key customer failed to renew all or part of its agreements with Arbitron. The loss of a key customer would materially impact Arbitron’s business, financial position and operating results.

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

Forward-Looking Statements

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations about future events, which Arbitron has derived from information currently available to it. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied in such forward-looking statements. These risks and uncertainties include whether we will be able to:

•	renew all or part of contracts with large customers as they expire;

•	successfully execute our business strategies, including implementation of our Portable People Meter (PPMSM) services;

•	effectively manage the impact of consolidation in the radio and advertising agency industries;

•	keep up with rapidly changing technological needs of our customer base, including creating new proprietary software systems and new customer products and services that meet these needs in a timely manner;

•	successfully manage the impact on our business of any economic downturn generally and in the advertising market in particular; and

•	successfully manage the impact on costs of data collection due to privacy concerns and/or government regulations.

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

Overview

     Arbitron is an international media and marketing research firm primarily serving radio, cable television, advertising agencies, advertisers, outdoor and out-of-home media and, through its Scarborough joint venture, broadcast television and print media. Arbitron currently has four main services:

•	measuring radio audiences in local markets in the United States and Mexico;

•	measuring national radio audiences and the audience size of network radio programs and commercials;

•	providing application software used for accessing and analyzing media audience and marketing information data; and

•	providing consumer, shopping and media usage information services to the radio, cable television, advertising agencies, advertisers, outdoor and out-of-home media, online industries and, through its Scarborough joint venture, broadcast television and print media.

     Arbitron’s quantitative radio audience measurement business and related software sales accounted for approximately 89% of Arbitron’s revenue for the nine months ended September 30, 2004. Consolidation in the radio broadcasting industry has led to Arbitron’s dependence on a limited number of key customers. In 2003, Clear Channel Communications, Inc. (“Clear Channel Communications”) and Infinity Broadcasting Corp. (“Infinity Broadcasting”) represented approximately 21% and 10%, respectively, of Arbitron’s revenue. Arbitron’s agreements with these customers are not exclusive and contain no renewal obligations. In August 2004, Arbitron entered into multi-year license agreements with Infinity Broadcasting, effective April 1, 2004, to provide audience estimates, software and other ancillary services to 185 Infinity Broadcasting radio stations in 42 markets. Infinity Broadcasting did not renew its corporate contract for the Scarborough service. Certain Arbitron license agreements with Clear Channel Communications, which accounted for approximately 17% of Arbitron’s 2003 revenue, expire on December 31, 2004.

     Arbitron cannot give any assurances that it could replace the revenue that would be lost if a key customer failed to renew all or part of its agreements with Arbitron. The loss of a key customer would materially impact Arbitron’s business, financial position and operating results.

     Due to the slow economic growth of the radio industry as well as the high penetration of current services in the core radio station business, Arbitron expects that its annual organic rate of revenue growth will be slower than historical trends.

     Arbitron entered into an agreement on May 31, 2000, with Nielsen Media Research, Inc. (“Nielsen Media Research”), a provider of U.S. television and cable audience measurement services, under which Arbitron granted Nielsen Media Research an option to join Arbitron in the potential commercial deployment of the Portable People Meter (“Portable People Meter” or “PPMSM”) in the United States. In the event Nielsen Media Research exercises the option, the parties would form a joint venture to commercially deploy and operate the business of utilizing the Portable People Meter for the collection of listening and viewing audience data. In 2003, Arbitron worked with Nielsen Media Research on response rate issues and a variety of engineering tests. In 2004, Arbitron reported on the positive outcomes of three collaborative tests of the PPM that were conducted with Nielsen Media Research. Arbitron continues to work with Nielsen Media Research to resolve outstanding issues and to negotiate business terms for a potential Portable People Meter joint venture.

     In the third quarter of 2004, Arbitron began recruiting consumers to participate in another market demonstration to be conducted in Houston, Texas in 2005 and 2006 to confirm the results of previous tests and demonstrate enhancements to the Portable People Meter system that have been made since it was tested in Philadelphia. In addition, Arbitron is participating in a Portable People Meter business impact study that will be led by the Radio Advertising Bureau to research the impact on the radio industry of a move from diaries to the Portable People Meter for radio audience measurement. The study should be completed early in 2005.

     Separate from the proposed joint venture with Nielsen Media Research, Arbitron began testing additional marketing research applications of the Portable People Meter technology in 2003. One application that Arbitron began testing was the use of the Portable People Meter as the media collection tool for a national marketing-oriented panel designed to correlate advertising with shopping behavior and sales. The objective is to provide multimedia exposure data combined with sales data from a single source to produce a measure of advertising effectiveness for advertisers, agencies and broadcasters.

     On September 29, 2004, Arbitron announced that Arbitron and VNU, Inc. have agreed to jointly explore the development of a new national marketing research service which collects multi-media and purchase information from a common sample of consumers. Procter & Gamble will collaborate to ensure that the service properly addresses the needs of marketers. This would be a new type of service for which market acceptance is not yet known.

     On July 21, 2004, BBM Canada (“BBM”), the Canadian industry cooperative for audience ratings, announced the adoption of the Portable People Meter as the official ratings system for buying and selling commercial airtime on French-language television in Quebec and Montreal. The PPM-based television ratings service was introduced in September 2004.

     The continuing development and anticipated rollout of PPM services will require significant capital resources and will increase Arbitron’s operating costs over the next several years. In the event Arbitron decides to commercialize either a PPM ratings service or a PPM marketing application service, there could be significant start-up expenses that could adversely affect Arbitron’s financial position and operating results.

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

     Additional initiatives in 20 low-response-rate markets have had a positive impact on response rates in those markets, which have increased from the Spring 2003 survey to the Spring 2004 survey.

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

     On September 9, 2004, the Company announced that its Board of Directors authorized a repurchase program under which the Company could purchase up to $25.0 million of its outstanding common stock. The Company expects that the shares may be purchased from time to time in either open market or private transactions at then prevailing market prices through December 31, 2004. As of September 30, 2004, the Company had repurchased an aggregate of 255,000 shares under the program for an aggregate purchase price of $9.9 million.

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

     The Company capitalizes software development costs with respect to major internal use software initiatives or enhancements. The costs are capitalized from the time that the preliminary project stage is completed and management considers it probable that the software will be used to perform the function intended until the time the software is placed in service for its intended use. To the extent that software is being developed for use by customers or to support data collection activities, the Company also considers the recovery of such costs through future revenue streams in its decision to capitalize software development costs. Once the software is placed in service, the capitalized costs are generally amortized over periods of three to five years. If events or changes in circumstances indicate that the carrying value of software may not be recovered, a recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the software in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the software cost is written down to estimated fair value and an impairment loss is recognized. The Company’s estimates are subject to revision as market conditions and management’s assessments change. As of September 30, 2004, the Company’s capitalized software developed for internal use had a carrying amount of $5.5 million, including $5.1 million of Portable People Meter software.

     The Company accounted for the acquisition of certain assets of MRP using the criteria for the measurement and recognition of goodwill and other acquired intangible assets as outlined by Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. Arbitron used an independent appraisal firm to value the assets. The $8.9 million purchase price was allocated as follows: $0.2 million in tangible net assets, $3.6 million in identifiable intangible assets and $5.1 million in goodwill.

  Results of Operations

Comparison of the Three Months Ended September 30, 2004, to the Three Months Ended September 30, 2003

     The following table sets forth information with respect to the consolidated statements of income of Arbitron:

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended		Increase		Percentage of
	September 30,		(Decrease)		Revenue
	2004	2003	Dollar	Percent	2004	2003
Revenue	$81,965	$75,319	$6,646	8.8%	100.0%	100.0%

Costs and expenses
Cost of revenue	23,531	23,694	(163)	(0.7%)	28.7%	31.5%
Selling, general and administrative	14,994	14,070	924	6.6%	18.3%	18.7%
Research and development	8,604	6,294	2,310	36.7%	10.5%	8.3%

Total costs and expenses	47,129	44,058	3,071	7.0%	57.5%	58.5%

Operating income	34,836	31,261	3,575	11.4%	42.5%	41.5%
Proportionate share of net loss of affiliate	(1,118)	(637)	(481)	(75.5%)	(1.4%)	(0.8)%

Income before interest and income tax expense	33,718	30,624	3,094	10.1%	41.1%	40.7%
Interest income	309	174	135	77.6%	0.4%	0.2%
Interest expense	1,842	2,911	(1,069)	(36.7%)	2.2%	3.9%

Income before income tax expense	32,185	27,887	4,298	15.4%	39.3%	37.0%
Income tax expense	7,957	10,876	(2,919)	(26.8%)	9.7%	14.4%

Net income	$24,228	$17,011	$7,217	42.4%	29.6%	22.6%

Net income per weighted average common share
Basic	$0.78	$0.56	$0.22	39.3%
Diluted	$0.77	$0.55	$0.22	40.0%
Other data:
EBIT	$33,718	$30,624	$3,094	10.1%
EBITDA	$35,161	$31,819	$3,342	10.5%
EBIT and EBITDA Reconciliation
Net income	$24,228	$17,011	$7,217
Income tax expense	7,957	10,876	(2,919)
Interest income	309	174	135
Interest expense	1,842	2,911	(1,069)

EBIT	33,718	30,624	3,094
Depreciation and amortization	1,443	1,195	248

EBITDA	$35,161	$31,819	$3,342

     Revenue. Revenue increased 8.8% to $82.0 million for the three months ended September 30, 2004, from $75.3 million for the same period in 2003. Approximately $4.8 million of the increase was due to increases in the ratings and qualitative subscriber base, analytical software applications and escalations in multiyear customer contracts and contract renewals. The MRP acquisition accounted for $1.8 million of the total increase.

     Cost of Revenue. Cost of revenue decreased slightly to $23.5 million for the three months ended September 30, 2004, from $23.7 million for the three months ended September 30, 2003 and decreased as a percentage of revenue to 28.7% in 2004 from 31.5% in 2003. The $0.2 million decrease was primarily due to lower U.S. Media Services costs (Arbitron’s core quantitative, qualitative and software application services) of $0.7 million, which were mainly due to the start-up costs incurred in 2003 for the Houston calling center. The decrease in U.S. Media Services costs was partially offset by the MRP acquisition ($0.2 million) and increased CSW Research Limited costs ($0.2 million).

     Selling, General and Administrative. Selling, general and administrative expenses increased 6.6% to $15.0 million during the three months ended September 30, 2004, from $14.1 million for the same period in 2003, but decreased as a percentage of revenue to 18.3% in 2004 from 18.7% in 2003. The $0.9 million increase was primarily attributed to the MRP acquisition ($1.2 million), which was partially offset by lower commissions ($0.4 million).

     Research and Development. Research and development increased 36.7% to $8.6 million during the three months ended September 30, 2004, from $6.3 million for the same period in 2003, and increased as a percentage of revenue to 10.5% in 2004 from 8.3% in 2003. The $2.3 million increase was due to the MRP acquisition ($0.5 million) and PPM research and development ($2.5 million), which was partially offset by lower U.S. Media Services research and development expenses ($0.6 million).

     Operating Income. Operating income increased 11.4% to $34.8 million for the three months ended September 30, 2004, from $31.3 million for the same period in 2003. Operating margin increased to 42.5% in 2004 from 41.5% in 2003. The increase in operating margin was primarily attributed to revenue growth and reductions in cost of revenue, which was partially offset by increased research and development expenses.

     Proportionate Share of Net Loss of Affiliate. Proportionate share of net loss of affiliate increased 75.5% to $1.1 million for the three months ended September 30, 2004, from $0.6 million for the same period in 2003. The increase in losses of $0.5 million was partly attributed to Infinity Broadcasting not renewing its Scarborough contracts.

     Interest Expense. Interest expense decreased 36.7% to $1.8 million for the three months ended September 30, 2004, from $2.9 million for the same period in 2003. The decrease was primarily attributed to a $60.1 million decline in the average outstanding debt under the Credit Facility in the three months ended September 30, 2004, compared to the three months ended September 30, 2003.

     Income Tax Expense. Income tax expense was lower in the third quarter of 2004 primarily because reserves for certain tax contingencies were reversed during the third quarter of 2004 due to guidance in a recent Internal Revenue Service notice. Also, the valuation allowance on the deferred tax assets related to state net operating loss carryforwards was reduced due to higher actual and projected taxable income in the applicable states. The net benefit of these changes during the quarter was $4.2 million. The effective tax rate, exclusive of these discrete events, has been reduced from 39.0% to 38.5% to reflect a reduction in the expected state tax rate. Arbitron’s effective tax rate was 38.5% and 39.0% for the three months ended September 30, 2004, and 2003, respectively.

     Net Income. Net income increased 42.4% to $24.2 million for the three months ended September 30, 2004, from $17.0 million for the same period in 2003. Tax changes amounting to $4.2 million accounted for 24.7%, and the lower interest expense accounted for 6.3% of the 42.4% increase.

     EBIT and EBITDA. Earnings before interest and income taxes (“EBIT”) increased 10.1% to $33.7 million, and earnings before interest, income taxes, depreciation and amortization (“EBITDA”) increased 10.5% to $35.2 million for the three months ended September 30, 2004, from $30.6 million and $31.8 million, respectively, for the same period in 2003. Arbitron has presented EBIT and EBITDA as supplemental information that management of Arbitron believes may be useful to investors to evaluate Arbitron’s results because they exclude certain items that are not directly related to the Company’s core operating performance. EBIT is calculated by adding back net interest expense and income tax expense to net income. EBITDA is calculated by adding back net interest expense, income taxes, depreciation and amortization to net income. EBIT and EBITDA should not be considered substitutes either for net income, as indicators of Arbitron’s operating performance, or for cash flow, as measures of Arbitron’s liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies.

Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003

     The following table sets forth information with respect to the consolidated statements of income of Arbitron:

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

			Increase		Percentage of
	Nine Months Ended September 30,		(Decrease)		Revenue
	2004	2003	Dollar	Percent	2004	2003
Revenue	$223,634	$208,121	$15,513	7.5%	100.0%	100.0%

Costs and expenses
Cost of revenue	74,789	71,933	2,856	4.0%	33.4%	34.6%
Selling, general and administrative	45,285	42,160	3,125	7.4%	20.2%	20.3%
Research and development	23,471	18,989	4,482	23.6%	10.5%	9.1%

Total costs and expenses	143,545	133,082	10,463	7.9%	64.1%	64.0%

Operating income	80,089	75,039	5,050	6.7%	35.9%	36.0%
Equity in net income of affiliate	1,411	1,584	(173)	(10.9%)	0.6%	0.8%

Income before interest and income tax expense	81,500	76,623	4,877	6.4%	36.5%	36.8%
Interest income	707	547	160	29.3%	0.3%	0.3%
Interest expense	6,220	9,736	(3,516)	(36.1%)	2.8%	4.7%

Income before income tax expense	75,987	67,434	8,553	12.7%	34.0%	32.4%
Income tax expense	25,040	26,299	(1,259)	(4.8%)	11.2%	12.6%

Net income	$50,947	$41,135	$9,812	23.9%	22.8%	19.8%

Net income per weighted average common share
Basic	$1.64	$1.38	$0.26	18.8%
Diluted	$1.62	$1.35	$0.27	20.0%
Other data:
EBIT	$81,500	$76,623	$4,877	6.4%
EBITDA	$85,712	$80,201	$5,511	6.9%
EBIT and EBITDA Reconciliation
Net income	$50,947	$41,135	$9,812
Income tax expense	25,040	26,299	(1,259)
Interest income	707	547	160
Interest expense	6,220	9,736	(3,516)

EBIT	81,500	76,623	4,877
Depreciation and amortization	4,212	3,578	634

EBITDA	$85,712	$80,201	$5,511

     Revenue. Revenue increased 7.5% to $223.6 million for the nine months ended September 30, 2004, from $208.1 million for the same period in 2003. Approximately $12.1 million of the increase was due to increases in the ratings and qualitative subscriber base, analytical software applications and escalations in multiyear customer contracts and contract renewals. The MRP acquisition accounted for $4.1 million of the total increase. Due to the slow economic growth of the radio industry as well as the high penetration of current services in the core radio station business, Arbitron expects that its annual organic rate of revenue growth will be slower than historical trends.

     Cost of Revenue. Cost of revenue increased 4.0% to $74.8 million for the nine months ended September 30, 2004, from $71.9 million for the same period in 2003, but decreased as a percentage of revenue to 33.4% in 2004 from 34.6% in 2003. The $2.9 million increase was primarily due to U.S. Media Services computer center costs ($0.4 million), increases in royalties ($0.8 million), PPM ($0.9 million), human resources costs ($0.5 million), CSW Research Limited ($0.4 million) and the MRP acquisition ($0.4 million).

     Selling, General and Administrative. Selling, general and administrative expenses increased 7.4% to $45.3 million for the nine months ended September 30, 2004, from $42.2 million for the same period in 2003, but decreased as a percentage of revenue to 20.2% in 2004 from 20.3% in 2003. The $3.1 million increase was primarily attributed to the MRP acquisition ($2.5 million) and the write-off of assets with the discontinuance of the MeasureCast service ($0.5 million).

     Research and Development. Research and development increased 23.6% to $23.5 million during the nine months ended September 30, 2004, from $19.0 million for the same period in 2003 and increased as a percentage of revenue to 10.5% in 2004 from 9.1% in 2003. The $4.5 million increase was due to PPM research and development ($3.2 million) and the MRP acquisition ($1.2 million).

     Operating Income. Operating income increased 6.7% to $80.1 million for the nine months ended September 30, 2004, from $75.0 million for the same period in 2003. Operating margin was virtually unchanged as revenue growth and lower cost of revenue were offset by increased research and development expenses.

     Interest Expense. Interest expense decreased 36.1% to $6.2 million for the nine months ended September 30, 2004, from $9.7 million for the same period in 2003. The decrease was primarily attributed to a $63.2 million decline in the average outstanding debt under the Credit Facility in the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003.

     Income Tax Expense. Income tax expense was lower in the third quarter of 2004 primarily because reserves for certain tax contingencies were reversed during the third quarter of 2004 due to guidance in a recent Internal Revenue Service notice. Also, the valuation allowance on the deferred tax assets related to state net operating loss carryforwards was reduced due to higher actual and projected taxable income in the applicable states. The net benefit of these changes during the quarter and nine month period was $4.2 million. The effective tax rate, exclusive of these discrete events, has been reduced from 39.0% to 38.5% to reflect a reduction in the expected state tax rate. Arbitron’s effective tax rate was 38.5% for the nine months ended September 30, 2004, and 39.0% for the nine months ended September 30, 2003.

     Net Income. Net income increased 23.9% to $50.9 million for the nine months ended September 30, 2004, from $41.1 million for the same period in 2003. Tax changes amounting to $4.2 million accounted for 10.2%, and the lower interest expense accounted for 8.5% of the 23.9% increase.

     EBIT and EBITDA. EBIT increased 6.4% to $81.5 million and EBITDA increased 6.9% to $85.7 million for the nine months ended September 30, 2004, from $76.6 million and $80.2 million, respectively, for the same period in 2003. Arbitron has presented EBIT and EBITDA as supplemental information that management of Arbitron believes may be useful to investors to evaluate Arbitron’s results because they exclude certain items that are not directly related to the Company’s core operating performance. EBIT is calculated by adding back net interest expense and income tax expense to net income. EBITDA is calculated by adding back net interest expense, income taxes, depreciation and amortization to net income. EBIT and EBITDA should not be considered substitutes either for net income, as indicators of Arbitron’s operating performance, or for cash flow, as measures of Arbitron’s liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies.

Liquidity and Capital Resources

     Working capital was $28.9 million and $25.0 million as of September 30, 2004, and December 31, 2003, respectively. As of September 30, 2004, the Company had $68.7 million in available cash and cash equivalents. In addition, the Company had $76.1 million in available borrowings under its Credit Facility. Management expects that the cash position as of September 30, 2004, cash flow generated from operations, as well as available borrowings from its Credit Facility will be sufficient to support the Company’s operations for the foreseeable future.

     Net cash provided by operating activities was $66.4 million and $63.8 million for the nine months ended September 30, 2004, and 2003, respectively, an increase of $2.7 million. The increase was mainly attributable to the following: a decrease in deferred income taxes ($21.1 million); higher net income in 2004 ($9.8 million); higher distributions from affiliate ($0.3 million); higher tax benefit from stock option exercises ($1.5 million); and increased other noncurrent liabilities ($1.1 million). These increases were partially offset by decreases in accrued expenses and other liabilities ($16.5 million) and a decrease in net account receivable collections ($14.0 million). The decrease in deferred income taxes is due primarily to a new Internal Revenue Service (“IRS”) procedure related to advance customer payments. As a result of the new procedure, income taxes of approximately $22.2 million paid in 2003 were applied toward the Company’s 2004 tax liability. The decrease in accrued expenses and other liabilities of $16.5 million was also primarily caused by a change in accrued income taxes resulting from the new IRS Procedure related to advance customer payments.

     Net cash used in investing activities was $16.1 million and $3.4 million for the nine months ended September 30, 2004, and 2003, respectively, an increase of $12.7 million. The increase is attributed to the $8.9 million MRP acquisition in March 2004 and increased spending on PPM software and other fixed assets.

     Net cash used in financing activities was $50.1 million and $37.4 million for the nine months ended September 30, 2004, and 2003, respectively, an increase of $12.8 million. The increase is primarily attributed to stock repurchases of $9.9 million in September of 2004 and increased payments of long-term debt of $5.0 million, which were partially offset by additional cash proceeds from stock option exercises and stock purchase plans.

     Arbitron’s commitment under its revolving Credit Facility, which was $225.0 million at inception, was $76.2 million on September 30, 2004. The commitment is reduced annually in accordance with mandatory commitment reduction and excess cash flow provisions. On January 31, 2008, Arbitron’s senior secured notes in the amount of $50.0 million mature.

     Arbitron’s Credit Facility and senior secured notes (“borrowings”) contain non-investment-grade financial terms, covenants and operating restrictions that increase the cost of financing and restrict financial flexibility. Under the terms of the borrowings, Arbitron is required to maintain certain leverage and coverage ratios and meet other financial conditions. The agreements limit, among other things, Arbitron’s ability to buy and sell assets, incur additional indebtedness, grant or incur liens on its assets, repay senior indebtedness, pay cash dividends, make certain investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations. Although Arbitron does not believe that the terms of its borrowings limit the operation of its business in any material respect, the terms may restrict or prohibit Arbitron’s ability to raise additional capital when needed or could prevent Arbitron from making acquisitions or investing in other growth initiatives. Arbitron has met all covenants since the inception of the borrowings.

     On September 9, 2004, the Company announced that its Board of Directors authorized a repurchase program under which the Company could purchase up to $25.0 million of its outstanding common stock. The Company expects that the shares may be purchased from time to time in either open-market or private transactions at then prevailing market prices through December 31, 2004. As of September 30, 2004, the Company had repurchased an aggregate of 255,000 shares under the program for an aggregate purchase price of $9.9 million. The Company has not determined whether a similar repurchase program will be instituted in 2005.

     In 2003, Clear Channel Communications and Infinity Broadcasting represented approximately 21% and 10%, respectively, of Arbitron’s revenue. Arbitron’s agreements with these customers are not exclusive and contain no renewal obligations. Certain license agreements with Clear Channel Communications that accounted for approximately 17% of Arbitron’s revenue expire on December 31, 2004. In August 2004, Arbitron entered into multi-year license agreements with Infinity Broadcasting, effective April 1, 2004, to provide audience estimates, software and other ancillary services to 185 Infinity Broadcasting radio stations in 42 markets. Infinity Broadcasting did not renew its corporate contract for the Scarborough service. Arbitron cannot give any assurances that it will retain current customers or that it will be able to replace the revenue that is lost when a key customer fails to renew its agreement with Arbitron.

     In 2004, Arbitron is focusing on a demonstration to be conducted in Houston, Texas, in 2005 and 2006 to confirm the results of previous tests and demonstrate enhancements to the Portable People Meter system that have been made since it was tested in Philadelphia. Arbitron continues to work with Nielsen Media Research to resolve outstanding issues and to negotiate business terms for a potential Portable People Meter joint venture.

     Separate from the proposed joint venture with Nielsen Media Research, Arbitron began testing additional marketing research applications of the Portable People Meter technology in 2003. One application that Arbitron began testing was the use of the Portable People Meter as the media collection tool for a national marketing-oriented panel designed to correlate advertising with shopping behavior and sales. The objective is to provide multimedia exposure data combined with sales data from a single source to produce a measure of advertising effectiveness for advertisers, agencies and broadcasters. On September 29, 2004, Arbitron announced that Arbitron and VNU, Inc. signed an agreement to explore the development of a new national marketing research service. Procter & Gamble will collaborate to ensure that the service properly addresses the needs of marketers. This would be a new type of service for which market acceptance is not yet known.

     The continuing development and anticipated rollout of PPM services will require significant capital resources and will increase our operating costs over the next several years. In the event Arbitron decides to commercialize either a PPM ratings service or a PPM marketing application service there could be significant start-up expenses that could adversely affect Arbitron’s financial position and operating results.

Seasonality

     Arbitron recognizes revenue for products and services over the terms of license agreements as products and services are delivered, and expenses are recognized as incurred. Arbitron gathers radio-listening data in approximately 294 United States local markets. All markets are measured at least twice per year (April-May-June for the “Spring Survey” and October-November-December for the “Fall Survey”). In addition, all major markets are measured two additional times per year (January-February-March for the “Winter Survey” and July-August- September for the “Summer Survey”). Arbitron’s revenue is generally higher in the first and third quarters as the result of the delivery of the Fall Survey and Spring Survey, respectively, to all markets, compared to revenue in the second and fourth quarters, when delivery of the Winter Survey and Summer Survey, respectively, is only provided to major markets. Arbitron’s expenses are generally higher in the second and fourth quarters as the “Spring Survey” and “Fall Survey” are being conducted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Risk

     The Company currently has no exposure to market risk with respect to changes in interest rates, because the Company’s only outstanding debt is on senior notes that bear interest at a fixed rate of 9.96%. The Company does not use derivatives for speculative or trading purposes.

     Because the Company currently has no outstanding floating rate debt, a hypothetical market interest rate change of 1% would have no effect on the Company’s results of operations. However, changes in market interest rates would impact the fair value of the Company’s senior notes.

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

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On September 9, 2004, the Company announced that its Board of Directors authorized a repurchase program under which the Company could purchase up to $25.0 million of its outstanding common stock. The Company expects that the shares may be purchased from time to time in either open market or private transactions at then prevailing market prices through December 31, 2004. The following table outlines the stock repurchase activity during the three months ended September 30, 2004.

Arbitron Purchases of Equity Securities

			Total number	Maximum dollar value
			of shares purchased	of shares that may
	Total number of	Average price	as part of a	yet be purchased
	shares	paid	publicly	under the
Period	purchased	per share	announced program	program
July 1 - 31	—	$—	—	$—
August 1 - 31	—	$—	—	$—
September 1 - 30	255,000	$38.88	255,000	$15,073,156

Total	255,000	$38.88	255,000	$15,073,156

ITEM 6. EXHIBITS

Exhibit No.	Description
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: November 4, 2004