Form 10-K
period 2004-12-31
ARBITRON INC
filed 2005-03-08
CIK 109758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2).     Yes ☒          No ☐
      The aggregate market value of the registrant’s common stock as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter (based upon the closing sale price of Arbitron’s common stock as reported by the New York Stock Exchange on that date), excluding outstanding shares beneficially owned by executive officers and directors of Arbitron, was approximately $1,136,800,000.
      Common stock, par value $0.50 per share, outstanding as of February 28, 2005: 31,219,978 shares
DOCUMENTS INCORPORATED BY REFERENCE
      Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2005 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2004.

      Arbitron owns or has the rights to various trademarks, trade names or service marks used in its radio audience measurement business and subsidiaries, including the following: the Arbitron name and logo, RetailDirect®, RADAR®, Tapscan®, Tapscan WorldWide®, LocalMotion®, Maximi$er®, Maximi$er® Plus, Arbitron PD Advantage®, SmartPlus®, Arbitron Portable People Meter™, Marketing Resources PlusTM, MRPTM, PrintPlusTM, MapMAKER DirectSM, Media ProfessionalSM, Media Professional PlusSM, QualitapSM, MediaMasterSM, ProspectorSM, and Schedule-ItSM.
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

FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations about future events, which Arbitron has derived from information currently available to it. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied in such forward-looking statements. These risks and uncertainties include whether we will be able to:

•	renew all or part of contracts with large customers as they expire;

•	successfully execute our business strategies, including implementation of our Portable People Meter services;

•	effectively manage the impact of consolidation in the radio and advertising agency industries;

•	keep up with rapidly changing technological needs of our customer base, including creating new proprietary software systems and new customer products and services that meet these needs in a timely manner;

•	successfully manage the impact on our business of any economic downturn generally and in the advertising market in particular; and

•	successfully manage the impact on costs of data collection due to privacy concerns and/or government regulations.
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
Overview
      Arbitron is an international media and marketing research firm primarily serving radio, cable television, advertising agencies, advertisers, outdoor and out-of-home media and, through its Scarborough joint venture, broadcast television and print media. Arbitron currently has four main services:

•	measuring radio audiences in local markets in the United States and Mexico;

•	measuring national radio audiences and the audience size of network radio programs and commercials;

•	providing application software used for accessing and analyzing media audience and marketing information data; and

•	providing consumer, shopping and media usage information services to radio, cable television, advertising agencies, advertisers, retailers, outdoor and out-of-home media, online industries and, through its Scarborough joint venture, broadcast television and print media.
      Arbitron provides radio audience measurement and related services in the United States to radio stations, advertising agencies and advertisers. Arbitron estimates the size and demographics of audiences of radio stations in local markets in the United States and reports these estimates and related data to its customers. This information is used for advertising transactions in the radio industry. Radio stations use Arbitron’s data to price and sell advertising time, and advertising agencies and advertisers use Arbitron’s data in purchasing advertising time. Arbitron also measures the three largest radio markets in Mexico: Mexico City, Guadalajara and Monterrey.
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

      In addition to its core radio ratings service, which provides primarily quantitative data such as how many people are listening, Arbitron also provides qualitative data on listeners, viewers and readers that contain detailed socioeconomic information and information regarding what the respondents buy, where they shop and what forms of media they use. Arbitron provides these qualitative measurements of consumer demographics, retail behavior and media usage in local markets throughout the United States. Arbitron Cable provides qualitative audience information to the advertising sales organizations of local cable companies. Arbitron Outdoor provides these qualitative measurements to outdoor and out-of-home media sales organizations.
      Arbitron Online Radio Ratings Services measures the audiences of audio on the Internet and offers custom research solutions to the industry. In late 2004, Arbitron and comScore Networks, Inc. began to produce a monthly study of online radio ratings.
      Through its CSW Research Limited (“Continental Research”) subsidiary, Arbitron provides media, advertising, financial, public sector, telecommunications and Internet research services in the United Kingdom and elsewhere in Europe.
      Arbitron’s quantitative radio audience measurement business and related software revenues have historically accounted for a substantial majority of its revenue. The radio audience measurement service and related software revenues represented approximately 85 percent of Arbitron’s total 2004 revenue. Arbitron’s revenue from domestic sources and international sources was 96 percent and four percent, respectively, for the year ended December 31, 2004.
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
      The consolidation of radio station ownership in the United States has tended to intensify competition for advertising dollars both within the radio industry and between radio and other forms of media. At the same time, audiences have become more fragmented. As a result, advertisers have increasingly sought to tailor their advertising strategies to target specific demographic groups through specific media. The audience information needs of radio broadcasters, advertising agencies and advertisers have correspondingly become more complex. Increased competition and more complex information requirements have heightened the need of radio broadcasters for improved information management systems and more sophisticated means to analyze this information. In addition, there is a demand for high-quality radio audience information internationally from global advertisers, United States broadcasters who have acquired broadcasting interests in other countries and an increasing number of private commercial broadcasters in other countries.
      As the importance of reaching niche audiences with targeted marketing strategies increases, broadcasters, publishers, advertising agencies and advertisers increasingly require that information regarding exposure to advertising be provided on a more individualized basis and that this information be coupled with more detailed information regarding lifestyles and purchasing behavior. The need to integrate purchase data information with advertising exposure information may create opportunities for innovative approaches to satisfy these information needs.
      Arbitron provides cable companies with qualitative audience information concerning consumer demographics and retail behavior of cable audiences and software applications.
      Outdoor and out-of-home media advertising companies have indicated a need for audience information to increase their revenues particularly as this industry segment has expanded to introduce “place-based” media in new locations such as malls, airports and cinemas. According to Outdoor Advertising Association of America, Inc., in 2003, advertisers spent $5.5 billion on outdoor and out-of-home media advertising in the United States, but audience information for these advertisers is minimal. In response to this need, Arbitron provides qualitative audience information and software programs that help show advertisers that outdoor and out-of-home advertising is an effective way to reach the people who purchase advertisers’ products and services. In addition, Arbitron has been working with the outdoor and out-of-home media industry to help them utilize consumer information services in selling their advertising.
Radio Audience Measurement Services
      Collection of Listener Data Through Diary Methodology. Arbitron uses listener diaries to gather radio listening data from sample households in 293 U.S. local markets for which it currently provides radio ratings. Participants in Arbitron surveys are selected at random by telephone number. When participants (known as “diarykeepers”) agree to take part in a survey, they are mailed a small pocket-sized diary and asked to record their listening in it over the course of a seven-day period. Participants are asked to report in their diary what station(s) they are listening to, when they are listening and where they are listening, such as home, car, work or other place. Although survey periods are 12 weeks long, no one keeps a diary for more than seven days. Each diarykeeper receives a diary, instructions for filling it out and a small cash incentive. The incentive varies according to markets, and the range is generally $1.00 to $6.00 for each diarykeeper in the household and up to $10.00 in certain incentive programs for returned diaries. Diarykeepers mail the diaries to Arbitron’s operations center in Columbia, Maryland, where Arbitron conducts a series of quality control checks, enters the information into its database and produces periodic audience measurement estimates. Arbitron processes more than 1.4 million diaries every year to produce its audience listening estimates. All markets are measured at least twice each year, and major markets are measured four times per year. Arbitron’s proprietary data regarding radio audience size and demographics are generally then provided to customers through multiyear license agreements.
      One of the challenges in measuring radio listening is to ensure that the composition of survey respondents is representative of the market being measured. Arbitron strives to achieve representative samples. For example, if eight percent of the population of a given market is composed of women aged 18 to 34, Arbitron works to achieve that eight percent of the diarykeepers in the sample are women aged 18 to 34. Therefore, each diarykeeper’s listening should effectively represent not only the diarykeeper’s personal listening but also the listening of the demographic segment in the market overall. In striving to achieve representative samples, Arbitron provides enhanced incentives to certain demographic segments to encourage participation. In markets with high concentrations of Hispanic households, Arbitron also uses Spanish-language interviewers and materials to reach Spanish-speaking households.
      Arbitron invests in quality improvements for its radio audience measurement service. Arbitron’s current quality improvement initiatives include the following:

•	improve ethnic measurement;

•	improve small market ratings services;

•	improve qualitative services for medium and small markets; and

•	accelerate the delivery of audience measurement services for some markets.
      Since the early 1990s, Arbitron has implemented programs designed to:

•	encourage higher survey response rates;

•	increase sample by up to 70 percent in a majority of surveyed markets;

•	improve the sample representation of young men;

•	maintain proportional representation of African-Americans and Hispanics;

•	increase survey frequency so that all markets are measured at least twice each year (Spring and Fall) and major markets are measured four times per year (Spring, Summer, Fall and Winter);

•	add consumer socioeconomic questions to its standard radio diary in all markets;

•	add consumer and retail questions to its standard radio diary in small markets; and

•	allow smaller markets to further increase their sample.
      Portable People Meter. In response to a growing demand to develop a more efficient method of capturing media exposure information, Arbitron has developed a Portable People Meter system capable of measuring radio, television, cable, Internet broadcasts, satellite radio and television audiences, and retail store video and audio broadcasts. The Portable People Meter is a small mobile phone-sized device that is worn or carried by a survey participant throughout the day. It automatically detects inaudible codes that radio, broadcast television, cable, Internet and satellite radio and satellite television providers embed in the audio portion of their programming using encoders provided by Arbitron. These proprietary codes identify the media that a participant is exposed to throughout the day without the person having to engage in manual recording activities. At the end of each day, the meter is placed into a base station that recharges the device and sends the collected codes to Arbitron for tabulation.
      There are several advantages of the Portable People Meter system. It is simple and easy for respondents to use. It requires no button pushing (which disrupts media use), no recall, and no effort to identify and write down channels or radio stations tuned to by respondents. The Portable People Meter is able to passively detect exposure to encoded media by identifying each source through unique identification codes. The Portable People Meter will help support the media industry’s increased focus on accountability to advertisers for the investments made by advertisers. It will help to shorten the time period between when advertising runs and when audience delivery is reported and will provide multimedia measurement from the same respondent. Since Portable People Meter panels have larger weekly and monthly samples, more stable trends are expected. In addition, the Portable People Meter is capable of measuring new digital platforms, time-shifted broadcasts and retail, sports and music venues.
      Arbitron entered into an agreement on May 31, 2000, with Nielsen Media Research, Inc. (“Nielsen Media Research”), a provider of U.S. television and cable audience measurement services, under which Arbitron granted Nielsen Media Research an option to join Arbitron in the potential commercial deployment of the Portable People Meter in the United States. Nielsen Media Research is a subsidiary of VNU, Inc. In the event Nielsen Media Research exercises the option, the parties would form a joint venture to commercially deploy and operate the business of utilizing the Portable People Meter for the collection of listening and viewing audience data. Recognizing that the commercial deployment of the Portable People Meter is risky and costly, Arbitron believes that a joint venture with Nielsen Media Research creates a significantly greater likelihood of successful commercial deployment than other alternatives.
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
      After conducting its first market trial of the Portable People Meter in Manchester, England, in 1999, Arbitron conducted a market trial in Wilmington, Delaware, in 2000 and 2001. In late 2001 through 2003, Arbitron conducted a market trial for the television and radio markets in Philadelphia.
      In the first quarter of 2003, Arbitron and Nielsen Media Research entered into an agreement to expand their relationship to include a number of research initiatives that were supported in part by increased financial involvement and commitment of resources from Nielsen Media Research. In 2003, Arbitron worked with

Nielsen Media Research regarding response rate issues and a variety of engineering tests. In 2004, Arbitron reported on the outcomes of three collaborative tests of the Portable People Meter that were conducted with Nielsen Media Research in the Philadelphia market. Although Nielsen Media Research’s financial contributions to date for 2004 were lower than in 2003, the full amount of Nielsen Media Research’s financial contributions for 2004 joint activities have not yet been finalized.
      In the third quarter of 2004, Arbitron began recruiting consumers to participate in a market demonstration to be conducted by Arbitron in Houston, Texas, in 2005 and 2006 to confirm the results of previous tests and demonstrate enhancements to the Portable People Meter system that have been made since it was tested in Philadelphia. In addition, Arbitron is participating in a Portable People Meter business impact study that is being led by the Radio Advertising Bureau to research the impact on the radio industry of electronic measurement and the transition from diaries to the Portable People Meter for radio audience measurement. The study should be completed in the second quarter of 2005.
      The Portable People Meter may potentially be used to measure outdoor and out-of-home media, print, commercials, retail store audio, and entertainment audio, such as movies and video games.

Portable People Meter — National Marketing Panel
      Arbitron began testing additional marketing research applications of the Portable People Meter technology in 2003. On September 29, 2004, Arbitron announced that Arbitron and VNU, Inc. have agreed to jointly explore the development of a new national marketing research service. Procter & Gamble is also collaborating with the two companies to help ensure that the service properly addresses the needs of marketers. The option agreement previously discussed also provides VNU, Inc., through its companies Nielsen Media Research and AC Nielsen (US), Inc., with an option to join Arbitron in the proposed national marketing panel.
      This innovative service would consist of a panel of participants, each of whom would receive incentives, to carry Arbitron’s Portable People Meter that would collect the participants’ exposure to multiple media sources. Data on consumer preferences and purchases for a wide range of services and products would also be collected from panelists, electronically and through surveys, with the expectation of using households from AC Nielsen’s Homescan consumer panel, which currently tracks packaged-goods purchases. Data would be collected in aggregate form to provide an understanding of participants’ media interactions and their resulting shopping and purchasing behavior. The ultimate objective would be to provide advertisers with an enhanced ability to determine the return on investment for their marketing efforts.
      Methodology testing in 2004 showed encouraging results in that panelists scanned their purchases, answered lifestyle and attitude questions and carried the Portable People Meter at reasonable rates. In October 2004, Procter & Gamble announced its intention to become the first customer of the proposed service. Since the fourth quarter of 2004, Arbitron and VNU, Inc. have been canvassing the advertiser marketplace to determine if there is an acceptable level of interest to further develop a proposed service which would likely commence in 2006.

Portable People Meter — International
      Arbitron has entered into commercial agreements with a number of international media information services companies in which the companies have been granted a license to use Arbitron’s encoding technology in their audience measurement services in specific countries outside the United States.
      BBM Canada (“BBM”), a Canadian audience measurement service, has a license to use Arbitron’s Portable People Meter audience measurement technology in its service. As of January 1, 2005, BBM, the Canadian industry cooperative for audience ratings, made the Portable People Meter the official ratings system for buying and selling commercial airtime on French-language television in the markets of Quebec and Montreal.

      Arbitron has also entered into a commercial license with TNS, a United Kingdom company, to use Arbitron’s Portable People Meter system in Belgium and entered into a separate commercial license with TNS to use Arbitron’s Portable People Meter technology and its audio encoding technology for radio and television audience measurement in selected countries in Europe, Asia-Pacific, the Middle East and Africa. In addition, Arbitron has entered into evaluation agreements with other audience measurement companies in various countries.
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
      RADAR. The RADAR service provides a measurement of national radio audiences and the audience size of network radio programs and commercials. The audience measurements are provided for a wide variety of demographics and dayparts for total radio listening and for 46 separate radio networks.
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
      In 2003, Arbitron completed its conversion from a telephone-based RADAR survey to one based exclusively on a 12-month sample of 50,000 Arbitron diaries. The RADAR survey sample increased to 80,000 Arbitron diaries in March 2005.
Software Applications
      In addition to its reports, Arbitron licenses software applications that provide access to Arbitron audience estimates resident in its proprietary database. These applications enable customers to more effectively analyze and understand that information for sales, management and programming purposes. These services also enable customers to further refine sales strategies and compete more effectively for advertising dollars.
      Arbitron’s Tapscan family of software solutions is used by many radio stations, advertising agencies and advertisers. The Tapscan software is one of the advertising industry’s leading radio analysis applications. It can help create insightful charts and graphs that make complicated information more useful to potential advertisers. Other features include prebuy research including frequency-based tables, cost-per-point analysis, hour-by-hour and trending, use of respondent-level radio data, automatic scheduling and goal tracking, instant access to station format and contact information. Another Tapscan service, Qualitap, is also made available to television and cable outlets in the United States under a licensing arrangement with Marketron International, Inc.
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
Local Market Consumer Information Services
      In its core radio ratings service, Arbitron provides primarily quantitative data, such as how many people are listening. Arbitron also provides qualitative data, such as consumer and media usage information, to radio stations, cable companies, television stations, outdoor and out-of-home media, magazine and newspaper publishers, advertising agencies and advertisers. The qualitative data on listeners, viewers and readers provide more detailed socioeconomic information and information on what respondents buy, where they shop and what forms of media they use. Arbitron provides these measurements of consumer demographics, retail behavior and media usage in 271 local markets throughout the United States.
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
      Scarborough Report. The Scarborough service is provided through a joint venture between Arbitron and SRDS, Inc., a subsidiary of VNU, Inc. Although Arbitron’s interest in the Scarborough Research joint venture is 49.5 percent, partnership voting rights and earnings are divided equally between Arbitron and SRDS, Inc. The Scarborough service provides detailed information about media usage, retail and shopping habits, demographics and lifestyles in 75 large United States markets, utilizing a sample of consumers in the relevant markets. Scarborough data features more than 500 retail and lifestyle characteristics, which can help radio stations, television stations, cable companies, advertising agencies and advertisers, newspaper and magazine publishers, and outdoor and out-of-home media companies provide an in-depth profile of their consumers. Examples of Scarborough categories include retail shopping (e.g., major stores shopped or purchases during the past 30 days), auto purchases (e.g., plan to buy new auto or truck), leisure activities (e.g., attended sporting event) and personal activities (e.g., golfing). Media information includes broadcast and cable television viewing, radio listenership, newspaper readership by section, magazine readership and yellow pages usage. This information is provided twice each year to newspapers and magazines, radio and television broadcasters, cable companies, outdoor and out-of-home media, advertising agencies and advertisers in the form of the Scarborough Report. Arbitron is the exclusive marketer of the Scarborough Report to radio broadcasters, cable companies, and outdoor and out-of-home media. Arbitron also markets the Scarborough Report to advertising agencies and advertisers on a shared basis with Scarborough Research. Scarborough Research markets the Scarborough Report to newspapers, magazines and online service providers. Nielsen Media Research, a subsidiary of VNU, Inc., markets the Scarborough Report to television broadcasters.
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
      Qualitative Diary Service. Arbitron’s Qualitative Diary Service collects consumer and media usage information from Arbitron radio diarykeepers in 172 smaller United States markets. The same people who report their radio listenership in the market also answer more than 23 product and service questions. Consumer behavior information is collected for key local market retail categories, such as automotive sales, grocery, fast food, furniture and bedding stores, beer, soft drinks and banking. The Qualitative Diary Service also collects information about other media, such as television news viewership, cable television viewing, outdoor and out-of-home media exposure and newspaper readership. The qualitative service for cable companies, known as LocalMotion, is available in 172 markets. This service provides detailed information about demographics, retail and shopping habits, and lifestyles of cable subscribers. Offering personal viewing information on 24 different cable networks, LocalMotion provides such information as what percentages of a retailer’s customers and prospects have cable television, what cable networks its customers are watching and other socioeconomic data.
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
      Arbitron believes that its Portable People Meter technology is well suited for the cable industry. Arbitron expects that its Portable People Meter will provide a reliable, accepted local audience measurement service for the cable industry. Arbitron also envisions that the Portable People Meter data could be linked to consumer/client databases to optimize cable campaigns to enhance local/ national spot sales efforts; validate audiences of national cable networks, regional sports and entertainment channels and local origination channels; provide valuable insights into local audience size and demographics of cable networks; deliver targeted schedule recommendations for cross-channel promotional campaigns; maximize the promotional and advertising sales power of local cable channels; and provide in-depth information on the electronic media usage of cable subscribers for media planning. If a joint venture with Nielsen Media Research is formed, it is anticipated that Nielsen Media Research would be licensed to use the Portable People Meter data to provide audience measurement services to cable companies in the United States.
Arbitron Outdoor and Out-of-Home Services
      Arbitron provides its local market consumer information services to outdoor and out-of-home media companies. This industry segment has expanded to introduce “placed-based” media in new locations such as malls, airports and cinemas. Arbitron is working with the outdoor and out-of-home media industry to help them utilize consumer information services in selling their advertising. Arbitron seeks to use the expertise and resources from its many years of audience measurement to assist outdoor and out-of-home media companies and their advertisers to identify and reach their audiences.
Custom Research Services
      Arbitron is in the process of expanding its custom research efforts to serve emerging advertising media. For example, Arbitron has contracts to produce audience listening estimates for Chinese-language radio and to produce custom research studies for satellite radio providers and out-of-home/place-based media.
Arbitron Online Radio Ratings Services
      Arbitron Online Radio Ratings Services measures the audiences of audio on the Internet. In late 2004, Arbitron and comScore Networks, Inc. began to produce a monthly study of online radio ratings.
International Operations

CSW Research Limited (“Continental Research”)
      Through its Continental Research subsidiary, Arbitron provides media, advertising, financial, public sector, telecommunications and Internet research services in the United Kingdom and elsewhere in Europe.
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
      Public Sector. Continental Research’s public sector services provide surveys for central and local governments and individual government departments and regulatory bodies. Continental Research designs cost-effective, targeted studies that provide government departments with information regarding their initiatives to become more customer-focused.
      Telecommunications and Internet. Continental Research’s telecommunications and Internet projects have ranged from local area markets to multinational markets and have examined pricing, promotion, billing, product differentiation, advertising effectiveness, distribution systems, customer satisfaction, market estimation and new product development research.

Mexico
      The Arbitron syndicated radio audience measurement service provides audience estimates covering a wide variety of demographics and dayparts for the three largest radio markets in Mexico: Mexico City, Guadalajara and Monterrey. This service also provides qualitative information concerning consumer and media usage in Mexico.
Strategy
      Arbitron’s objectives are to grow its radio audience measurement business and to expand its audience measurement services to a broader range of media types, including broadcast television, cable, outdoor and out-of-home media, satellite radio and television and Internet broadcasts. Key elements of Arbitron’s strategy to pursue these objectives include:

•	Continue to invest in quality improvements in its radio audience measurement services and to develop new revenue sources. Additionally, Arbitron believes that a growth opportunity exists in the advertiser market and intends to seek to expand its customer base of advertisers by developing and marketing new information services designed to assist corporate advertisers in implementing targeted marketing strategies.

•	Build on Arbitron’s experience in the radio audience measurement industry and its Portable People Meter technology to expand into measurement services for other types of media. Arbitron is testing methodologies to measure outdoor and out-of-home media advertising. In some cases, the Company plans to enter into agreements with third parties to assist with the marketing, technical and financial aspects of expanding into measurement services for other types of media.

•	Develop and commercialize the next-generation data collection and processing techniques. Arbitron’s businesses require sophisticated data collection and processing systems, software and other technology. The collection of Arbitron’s survey respondent information is dependent on individuals keeping track of their listening, viewing and reading activities in diaries. The technology underlying the media measurement industry is undergoing rapid change, and Arbitron will need to continue to develop its data collection, processing and software systems to accommodate these changes. The development of Arbitron’s Portable People Meter is in response to a growing demand for higher quality and more efficient methods for measuring audiences. Arbitron plans to use the Portable People Meter technology to develop an integrated measurement service that will measure multimedia from a single source, enabling media buyers to make multimedia decisions in an integrated fashion.

•	Expand international business. Arbitron continues to explore opportunities that would further expand the licensing of its Portable People Meter technology internationally into selected international regions, such as Europe and the Asia/Pacific regions. Arbitron believes there is a demand for quality audience information internationally from global advertisers and media.

•	Provide multimedia exposure data combined with single-source sales data that will help support the media industry’s pursuit of increased accountability to advertisers for their return on investments made in media. Increased accountability relies on demonstrating that the advertisement ran as ordered, that the commercial audience was delivered as expected and that product sales were linked to such advertisements.
Customers, Sales and Marketing
      Arbitron’s customers are primarily radio stations, radio networks, cable companies, advertising agencies and corporate advertisers. As of December 31, 2004, Arbitron provided its radio audience measurement and related services to approximately 4,600 radio stations and 2,000 advertising agencies and advertisers nationwide under contracts that generally vary in length from one to seven years. As a result of the consolidation of United States radio broadcasters in the 1990s, Clear Channel Communications, Inc. and Infinity Broadcasting Corp. represented approximately 21 percent and 10 percent, respectively, of Arbitron’s revenue in 2004. Although the industry consolidation that has led to the increased concentration of Arbitron’s customer base could put pressure on the pricing of Arbitron’s radio ratings service, it has also contributed to an increase in the number of stations subscribing to the ratings service, as stations have become Arbitron customers upon their acquisition by larger broadcasting groups. It has also been Arbitron’s experience that stations that are part of larger broadcasting groups are somewhat more likely to purchase Arbitron’s analytical software applications and other services in addition to its core ratings service. Furthermore, Arbitron believes that it is well positioned to provide new products and services to meet the emerging needs of broadcasting groups.
      Through Arbitron’s Portable People Meter technology, Arbitron is seeking to expand its constituency beyond traditional broadcasters, such as radio stations, to new media, such as cable television, satellite radio and television, and the Internet. As of December 31, 2004, Arbitron provided its qualitative measurement and related services to 141 local cable systems and 80 outdoor and out-of-home media plants.
      Arbitron markets its products and services in the United States through a direct sales force that consisted of 65 sales account managers and 32 training specialists, as of December 31, 2004.
      Arbitron has entered into a number of agreements with third parties to assist in marketing and selling its products and services in the United States. For example, Marketron International, Inc. distributes, on an exclusive basis, Arbitron’s Qualitap software to television and cable outlets in the United States.
      Arbitron supports its sales and marketing efforts through the following:

•	Gathering and publishing studies, which are available for no charge on Arbitron’s Web site, on emerging trends in the radio, Internet broadcasting, outdoor and out-of-home and other media industries, as well as the media habits of radio listeners and television, cable and Internet viewers;

•	Advertising in a number of key industry print and Web-based publications, including Inside Radio, Radio & Records, RBR, Mediaweek, Broadcasting & Cable, Multichannel News, Outdoor Advertising and, in Mexico, Neo and MercaDos;

•	Conducting direct-marketing programs directed toward radio stations, cable companies, advertising agencies and corporate advertisers;

•	Promoting Arbitron and the industries Arbitron serves through a public relations program aimed at the trade press of the broadcasting, outdoor and out-of-home media, Internet, advertising and marketing industries, as well as select local and national consumer and business press;

•	Participating in key industry forums and interest groups, such as the Advertising Research Foundation, the American Association of Advertising Agencies, National Association of Broadcasters, Association of National Advertisers, Radio Advertising Bureau, European Society for Opinion Marketing Research, the Television Bureau of Advertising, Cable Advertising Bureau, American Women in Radio and Television, Women in Cable Television, Cable & Telecommunications Association for Marketing and the Outdoor Advertising Association of America, as well as Internet roundtables and many state and local advertising and broadcaster associations;

•	Maintaining a significant presence at major industry conventions, such as those sponsored by the National Association of Broadcasters, the Radio Advertising Bureau, the American Association of Advertising Agencies, the Cable Advertising Bureau and the Outdoor Advertising Association of America; and

•	Being a founding member of the Radio Advertising Effectiveness Lab, an industry not-for-profit organization providing information about the effectiveness of radio advertising.
      Internationally, Arbitron markets services through approximately 16 research executives operating through Continental Research’s office in the United Kingdom.
      Arbitron has also continued its international sales and marketing efforts in other areas, such as Mexico, Europe and the Asia/Pacific regions.

Competition
      Arbitron believes that the principal competitive factors in its markets are the credibility and reliability of its audience research, the ability to provide quality analytical services for use with the audience information and the end-user experience with services and price.
      Arbitron is a leader in the radio audience measurement business. Arbitron competes in the radio audience measurement business in some small markets with Eastlan Resources. In Mexico, Arbitron competes in the radio audience measurement business with INRA International Research Mexico. Arbitron is also aware of at least four companies, The PreTesting Company, Inc., Telecontrol AG (a GfK AG company), Eurisko S.p.a. (a member of the international network NOP World) and Navigauge, that are developing technologies that compete with Arbitron’s Portable People Meter.
      Arbitron competes with a large number of other providers of applications software, qualitative data and proprietary qualitative studies used by broadcasters, cable companies, advertising agencies, advertisers, and outdoor and out-of-home media companies. These competitors include STRATA Marketing Inc., Telmar Information Services Corp. , Marketron Inc. and Wicks Broadcast Solutions, LLC in the area of applications software, and The Media Audit (a division of International Demographics, Inc.), Mediamark Research Inc. (a NOP World company, a wholly owned subsidiary of United Business Media plc) and Simmons Market Research Bureau in the area of qualitative data.
      Arbitron also competes with a number of companies in the Internet audience measurement industry, including Nielsen/NetRatings.
      Arbitron’s Continental Research subsidiary operates in a highly competitive custom research market in the United Kingdom.
Intellectual Property
      Arbitron’s intellectual property is, in the aggregate, of material importance to its business. Arbitron relies on a combination of patents, copyrights, trademarks, service marks and trade secret laws, license agreements and other contractual restrictions to establish and protect its proprietary rights in its products and services. As of December 31, 2004, in the United States, Arbitron had been granted 21 patents and had 26 patent applications pending. Internationally, Arbitron had been granted 100 patents and had 125 patent applications pending as of December 31, 2004. Arbitron’s patents primarily relate to its data collection and processing systems and software and its Portable People Meter. Several patents relating to the Portable People Meter, which expire at various times beginning in 2012, when viewed together are of material importance to the Company’s business.
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
Research and Development
      Arbitron’s research and development activities have related primarily to the design and development of its data collection and processing systems, its software applications and its Portable People Meter service. Arbitron expects that it will continue research and development activities on an ongoing basis, particularly in light of the rapid technological changes affecting its business. The majority of the investment effort and spending will be dedicated to improving the quality and efficiency of Arbitron’s data collection and processing systems, developing new software applications that will assist Arbitron’s customers in realizing the full potential of Arbitron’s audience measurement services, developing Arbitron’s Portable People Meter technology and developing a single-source service that will be able to measure audience and other information from a number of different forms of media. As of December 31, 2004, Arbitron employed approximately 240 people dedicated to research and development. Research and development expenses during fiscal years 2004, 2003 and 2002 totaled $33.3 million, $25.8 million and $24.7 million, respectively.
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
Employees
      As of December 31, 2004, Arbitron employed approximately 889 people on a full-time basis and 456 people on a part-time basis in the United States and approximately 40 people on a full-time basis and 326 people on a part-time basis internationally. None of Arbitron’s employees are covered by a collective bargaining agreement. Arbitron believes its employee relations are good.
Seasonality
      Arbitron recognizes revenue for products and services over the terms of license agreements as products and services are delivered, and expenses are recognized as incurred. Arbitron gathers radio-listening data in approximately 293 United States local markets. All markets are measured at least twice per year (April-May-June for the “Spring Survey,” and October-November-December for the “Fall Survey”). In addition, all major markets are measured two additional times per year (January-February-March for the “Winter Survey,” and July-August-September for the “Summer Survey”). Arbitron’s revenue is generally higher in the first and third quarters as a result of the delivery of the Fall Survey and Spring Survey, respectively, to all markets, compared to revenue in the second and fourth quarters, when delivery of the Winter Survey and Summer Survey, respectively, is only made to major markets. Arbitron’s expenses are generally higher in the second and fourth quarters as the “Spring Survey” and “Fall Survey” are being conducted.
Business Risks

Risk Factors Relating to Arbitron’s Businesses and the Industry in Which Arbitron Operates
      Arbitron’s business, financial position and operating results are dependent on the performance of its radio audience measurement business.
      Arbitron’s quantitative radio audience measurement service and related software sales represented approximately 85 percent of Arbitron’s total revenue for 2004. Arbitron expects that sales of its radio audience measurement service and related software will continue to represent a substantial portion of Arbitron’s revenue for the foreseeable future. Any factors adversely affecting the pricing of, demand for or market acceptance of Arbitron’s radio audience measurement service and related software, such as competition, technological change or further consolidation in the radio industry, could adversely affect Arbitron’s business, financial position and operating results.
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
      Consolidation in the radio broadcasting industry has led to Arbitron’s increasing dependence on key customers. The loss of a key customer would significantly reduce Arbitron’s revenue and operating results.
      The consolidation in the radio broadcasting industry has led to Arbitron’s increasing dependence on a limited number of key customers. The loss of a key customer would significantly reduce Arbitron’s revenue and operating results. In 2004, Clear Channel Communications, Inc. and Infinity Broadcasting Corp. represented approximately 21 percent and 10 percent, respectively, of Arbitron’s revenue.
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
      Consolidation in the radio broadcasting industry could put pressure on the pricing of Arbitron’s radio audience measurement service and related software sales, from which Arbitron derives a substantial portion of its total revenue. Arbitron prices its radio audience measurement service and related software applications on a per radio station, per service or product basis, negotiating licenses and pricing with the owner of each radio station or group of radio stations. Consolidation in the radio broadcasting industry could have the effect that the greater the number of radio stations owned and the greater the number of services and applications purchased by a radio station owner, the more likely the owner is to seek price concessions from Arbitron. While Arbitron has experienced some success in offsetting the revenue impact of any pricing pressure through effective negotiations and by providing radio audience measurement services and additional software applications and other services to additional stations within a radio group, there can be no assurance as to the degree to which Arbitron will be able to continue to do so, which could adversely affect its business, financial position and operating results.
      Arbitron’s agreements with its customers are not exclusive and contain no renewal obligations.
      Arbitron’s customers are not prohibited from entering into agreements with any other competing service provider, and once the term of the agreement (usually one to seven years) expires, there is no automatic renewal feature in the contract. Because the Arbitron Radio Market Report is delivered on a quarterly or semiannual basis, it is common for Arbitron’s customer contracts to expire before renewal negotiations are concluded. Therefore, there may be significant uncertainty as to whether a particular customer will renew all or part of its contract and, if so, on what terms. If a customer(s) owning stations in a significant number of markets does not renew its contracts, this could have an adverse effect on Arbitron’s business, financial position and operating results.
      Arbitron is currently enhancing its service for small markets. Arbitron’s failure to successfully enhance this service in a timely manner could adversely affect Arbitron’s operating results.
      Arbitron is currently enhancing its service for small markets. This service will be tailored to meet the special needs of small market broadcasters. The failure of Arbitron to successfully enhance this service in a timely manner to meet the needs of its small market customers could adversely affect Arbitron’s ability to retain these small market customers. This would adversely affect Arbitron’s operating results.
      Arbitron expects to invest in the continued development and commercialization of its Portable People Meter services, which may not be successfully developed or commercialized. The utilization of Arbitron’s resources on these services could adversely affect Arbitron’s operating results.
      Arbitron expects to continue to invest in the development of its Portable People Meter, which is a technology that measures radio, broadcast television, cable television, Internet broadcasts, satellite radio and television audiences, and retail store video and audio broadcasts. The Portable People Meter services may not be successfully developed or commercialized.
      The continuing development of the Portable People Meter services will require both significant capital resources and operating costs over the next several years. In the event Arbitron decides to commercialize either a Portable People Meter ratings service or a Portable People Meter marketing application service, there could be significant start-up expenses that could adversely affect Arbitron’s financial position and operating results.
      In addition, clients may not support Arbitron’s conversion to a Portable People Meter-based audience measurement service, which may include refusing to encode their broadcasts and not licensing the Portable People Meter service.
      Nielsen Media Research, Inc. may decide not to exercise its option to join Arbitron and share in the potential deployment of the Portable People Meter on a nationwide basis, which could adversely affect the commercial success of the Portable People Meter.
      On May 31, 2000, Arbitron entered into an agreement with Nielsen Media Research, Inc., a provider of United States television and cable audience measurement services, under which Arbitron granted Nielsen Media Research an option to join Arbitron in the potential commercial deployment of the Portable People Meter in the United States. In 2003, Arbitron worked with Nielsen Media Research on response rate issues and a variety of engineering tests. In 2004, Arbitron reported on the outcomes of three collaborative tests of the Portable People Meter that were conducted with Nielsen Media Research. Arbitron continues to work with Nielsen Media Research to resolve outstanding issues and to negotiate business terms for a potential Portable People Meter joint venture. The commercialization of the Portable People Meter could be slowed if Arbitron does not form a joint venture. In that event, Arbitron would revise its business and financial plans and assumptions relating to the timing of the Portable People Meter commercialization, which could include developing a Portable People Meter plan as a radio ratings service without syndicated television ratings. While Arbitron has other strategies to commercialize the Portable People Meter technology without a joint venture with Nielsen Media Research, the failure to form a joint venture could adversely affect the degree of risk and the speed with which the Portable People Meter can be developed.
      The success of Arbitron’s commercialization of the Portable People Meter is dependent on suppliers of Portable People Meter equipment, manufacturing parts and certain software applications.
      Arbitron will need to purchase equipment used in the Portable People Meter service and to obtain certain software reporting applications to use with the Portable People Meter data. The equipment must be produced by the manufacturer in a timely manner, in the quantities needed and with the quality necessary to appropriately function in the market. Certain specialized parts used in the Portable People Meter equipment may impact the manufacturing and the timing of the delivery of the equipment to Arbitron. The software applications will also need to be developed in a timely manner. The failure of Arbitron to obtain, in a timely manner, sufficient quantities of quality equipment and the necessary software applications to meet Arbitron’s needs could adversely affect the commercial deployment of the Portable People Meter and therefore could adversely affect Arbitron’s operating results.
      The success of Arbitron’s radio audience measurement business depends on diarykeepers who record their listening habits in diaries and return these diaries to Arbitron. The failure of Arbitron to recruit participants and to collect these diaries could adversely affect Arbitron’s business.
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
      There is an increasing concern among the American public regarding privacy issues. Federal and state governmental regulations restrict telemarketing to individuals who request to be included on a do-not-call list. Currently these regulations do not apply to survey research. If the laws are extended to include survey research, Arbitron’s ability to recruit participants for its surveys could be adversely affected. Arbitron is evaluating alternatives to its current methodology, including using panels for its surveys and recontacting previous consenters. In addition, federal regulations ban calls made by auto-dialers to wireless lines where there is no consent from the party. Effective November 24, 2003, consumers were able to take their wireless number to their wireline carrier, and, likewise, a wireline number may be taken to a wireless carrier. This makes it more difficult for Arbitron to identify wireless numbers in advance of placing an auto-dialed call and could adversely affect Arbitron’s business. Arbitron is working with industry associations to reconcile the wireless phone prohibition with the new local phone number portability rules. Arbitron is also using the services of companies that track wireless numbers.
      It may become more difficult for Arbitron to reach and recruit participants for its audience measurement services, which could adversely affect Arbitron’s business, financial position and operating results.
      Arbitron’s success will depend on its ability to reach and recruit participants and to achieve response rates sufficient to maintain its radio audience measurement services. As consumers adopt modes of telecommunication other than telephone land lines, such as mobile phones and cable or Internet calling, it may become more difficult for Arbitron to reach and recruit participants, which could adversely affect Arbitron’s business, financial position and operating results.
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

      Arbitron relies on a combination of contractual provisions, confidentiality procedures and patent, copyright, trademark, service mark and trade secret laws to protect the proprietary aspects of its technology, data and estimates. These legal measures afford only limited protection, and competitors may gain access to Arbitron’s intellectual property and proprietary information. Litigation may be necessary to enforce Arbitron’s intellectual property rights, to protect its trade secrets and to determine the validity and scope of Arbitron’s proprietary rights. Arbitron has in the past been involved in litigation relating to the enforcement of its copyrights covering its radio listening estimates. Although Arbitron has generally been successful in these cases, there can be no assurance that the copyright laws and other statutory and contractual arrangements Arbitron currently depends upon will provide it sufficient protection in the future to prevent the use or misappropriation of its audience estimates, databases and technology. Any future litigation, regardless of outcome, could result in substantial expense and diversion of resources with no assurance of success and could adversely impact Arbitron’s business, financial position and operating results.
      One of Arbitron’s strategies is to expand its international business, which involves unique risks and, if unsuccessful, may impede the growth of Arbitron’s business.
      Arbitron continues to explore opportunities that would facilitate licensing its Portable People Meter technology into selected international markets in Europe and the Asia/Pacific regions. Arbitron believes there is a demand for quality audience information internationally from global advertisers.
      International business is subject to various additional risks, which could adversely affect Arbitron’s business, including:

•	costs of customizing services for foreign customers;

•	difficulties in managing international operations;

•	reduced protection for intellectual property rights in some countries;

•	longer sales and payment cycles;

•	the burdens of complying with a wide variety of foreign laws;

•	exposure to local economic conditions;

•	exposure to local political conditions, including the risks of an outbreak of war, the escalation of hostilities, acts of terrorism and seizure of assets by a foreign government; and

•	exposure to foreign currency exchange rate fluctuation.
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
      Arbitron is dependent on its proprietary software systems for data collection, processing and reporting.
      Arbitron’s success in collecting, processing and reporting data for its media information services is dependent on the ability of its proprietary software systems to support current and future business requirements. The current systems do not have the capability to accommodate all additional product enhancements requested by Arbitron clients. Arbitron is engaged in a major effort to replace its internal processing software and its client software. Significant delays in the planned completion of these systems, cost overages and/or inadequate performance of the systems once they are completed could adversely affect Arbitron’s business, financial position and operating results.

      The expansion of services into new areas could be adversely affected by the customer’s inability to organize sales efforts and utilize ratings in the advertising buy-sell process.
      The expansion of Arbitron’s services into new areas could be adversely affected by the inability of the new advertising media, such as Internet and outdoor and out-of-home media, to organize sales efforts and effectuate advertising sales.
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
      Arbitron competes in the radio audience measurement business in some small markets with Eastlan Resources. In Mexico, Arbitron competes in the radio audience measurement business with INRA International Research Mexico. Arbitron is also aware of at least four companies, The PreTesting Company, Inc., Telecontrol AG (a GfK AG company), Eurisko S.p.a. (a member of the international network NOP World) and Navigauge, that are developing technologies that compete with Arbitron’s Portable People Meter. Furthermore, certain companies are developing narrow applications of technology to measure niche audiences of radio and outdoor and out-of-home media.
      Arbitron competes with a large number of other providers of applications software, qualitative data and proprietary qualitative studies used by broadcasters, cable companies, advertising agencies, advertisers, and outdoor and out-of-home media companies. These competitors include STRATA Marketing Inc., Telmar Information Services Corp., Marketron Inc. and Wicks Broadcast Solutions, LLC in the area of applications software, and The Media Audit (a division of International Demographics, Inc.), Mediamark Research Inc. (a NOP World company, a wholly owned subsidiary of United Business Media plc) and Simmons Research Bureau in the area of qualitative data.
      Arbitron also competes with a number of companies in the Internet audience measurement industry, including Nielsen//NetRatings.
      Arbitron believes that its future growth and success will be dependent on its ability to successfully compete with other companies that provide similar services in the same markets, some of which may have financial, marketing, technical and other advantages, and its ability to design, develop and commercialize new products and services that address the industry needs for more efficient methods of data collection and processing and broader media measurement techniques. Arbitron cannot provide any assurance that it will be able to compete successfully, and the failure to do so could have a material adverse effect on Arbitron’s business, financial position and operating results.
      The media research industry is exploring options to achieve greater influence over the providers of audience measurement.
      The media research industry is exploring options to achieve greater influence over and accountability from the providers of audience measurement. Some of the options could include forming an industry research consortium or a joint industry committee. A research consortium could potentially conduct independent research and development on ratings and audience measurement systems and make recommendations to the provider of audience measurement research. A joint industry committee could potentially result in the establishment of a cooperative media ratings service or an industry committee which would award contracts for media research. Currently, these efforts are being primarily directed at television; however, if these efforts to establish a research consortium or a joint industry committee are directed at radio, Arbitron’s business, financial position and operating results could be adversely affected.

      An economic downturn generally and in the advertising industry in particular could adversely impact Arbitron’s revenue.
      Arbitron’s clients derive most of their revenue from the sale or purchase of advertising. During challenging economic times, advertisers may reduce advertising expenditures, impacting advertising agencies and media. As a result, advertising agencies and media may be less likely to purchase Arbitron’s media information services, which could adversely affect Arbitron’s business, financial position and operating results.
      Advertisers are pursuing increased accountability from the media industry for their return on investments made in media.
      Advertisers are pursuing increased accountability from the media industry for their return on investments made in media. Advertisers may shift advertising expenditures away from less accountable media, such as radio. As a result, advertising agencies and radio stations may be less likely to purchase Arbitron’s media information services, which could have an adverse effect on Arbitron’s business, financial position and operating results.
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
      Arbitron’s business is dependent on the use of the mail, telecommunication infrastructure and air service. Long-term disruptions in these services caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, and/or acts of terrorism (particularly involving cities in which Arbitron has offices, including Columbia, Maryland, which is in close proximity to Washington, DC, and government agencies) could adversely affect Arbitron’s business, financial position and operating results.

Risk Factors Relating to Arbitron’s Indebtedness
      As of December 31, 2004, Arbitron had $50.0 million of indebtedness outstanding in senior secured notes that mature on January 31, 2008. The senior secured notes bear interest at a fixed rate of 9.96 percent per annum.
      These notes contain noninvestment-grade financial terms, covenants and operating restrictions that increase Arbitron’s cost of financing its business, restrict its financial flexibility and could adversely impact its ability to conduct its business. These include:

•	the grant of security interests in most of the assets of Arbitron and its subsidiaries;

•	the guarantees of Arbitron’s debt by Arbitron’s subsidiaries;

•	the requirement of Arbitron to maintain certain leverage and coverage ratios; and

•	the ability of Arbitron to buy and sell assets, incur additional indebtedness, grant or incur liens on its assets, repay senior indebtedness, pay cash dividends over a certain amount, make certain investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations.
      These restrictions could hinder Arbitron’s ability to finance its future operations or capital needs or make acquisitions that otherwise may be important to the operation of Arbitron’s business. In addition, Arbitron’s ability to comply with these financial requirements and other restrictions may be affected by events beyond its control, and its inability to comply with them could result in a default under the senior secured notes.

      If a default occurs under the borrowings, either because Arbitron is unable to generate sufficient cash flow to service the debt or because Arbitron fails to comply with one or more of the restrictive covenants, the holders of its notes could elect to declare all of the outstanding borrowings, as well as accrued interest and fees, to be due and payable and require Arbitron to apply all of its available cash to repay those borrowings. The lenders under Arbitron’s senior secured notes could also proceed against the lenders’ collateral, which includes a first-priority lien on substantially all of the assets of Arbitron and its domestic subsidiaries and a pledge of the capital stock of all of its domestic subsidiaries and of 65 percent of the capital stock of its foreign subsidiaries. In addition, a default may result in higher rates of interest and the inability to obtain additional capital.

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
      The market price of Arbitron’s common stock may decrease or fluctuate because, among other factors, Arbitron’s revenue, gross profit, operating income and net income or net loss may vary substantially from quarter to quarter. Many factors may contribute to fluctuations in Arbitron’s operating results, including:

•	changes in pricing policies by Arbitron or its competitors;

•	increases in investment in the Portable People Meter services;

•	introduction and acceptance of new products and services by Arbitron or its competitors;

•	the market for qualified personnel and the timing and number of personnel hired;

•	the timing and acquisition of new businesses;

•	the efficiency with which employees are utilized;

•	the effectiveness of Arbitron’s disaster recovery plan;

•	cancellation or delay of contract renewals by customers;

•	lack of or timing of new-business contracts;

•	changes in technology and Arbitron’s successful utilization of technology;

•	economic conditions as they relate to Arbitron’s industry and customers;

•	ability to enter into third-party agreements for data and service;

•	Nielsen Media Research’s decision regarding its option to join Arbitron in the potential commercial deployment of the Portable People Meter;

•	potential long-term disruptions in mail, telecommunication infrastructure and/or air service;

•	the outbreak of war, the escalation of hostilities, and/or acts of terrorism that could occur in cities in which Arbitron has offices, including Columbia, Maryland, which is in close proximity to Washington, DC, and government agencies; and

•	a change in government regulations regarding privacy.
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
Available Information
      Arbitron’s Web site address is www.arbitron.com, and interested persons may obtain, free of charge, copies of filings (including Arbitron’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form  8-K, and any amendments to those reports) that Arbitron has made with the Securities and Exchange Commission (as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission) through a hyperlink at this site to a third-party Securities and Exchange Commission filings Web site. Also available on Arbitron’s Web site are its Corporate Governance Policies and Guidelines, Code of Ethics for the Chief Executive Officer and Financial Managers, Code of Ethics and Conduct, the Audit Committee Charter, the Nominating and Board Governance Committee Charter and the Compensation and Human Resources Committee Charter. Copies of these documents are also available in print for any stockholder who requests a copy by contacting Arbitron’s treasury manager.

ITEM 2.	PROPERTIES
      Arbitron’s primary locations are in Columbia, Maryland, and its headquarters are located at 142 West 57th Street, New York, New York. Arbitron’s New York City office serves as its home base for sales and marketing, while its survey research, technology and data collection/production operations are located in its Columbia, Maryland, facility. In addition, Arbitron has five regional sales offices located in the metropolitan areas of Atlanta, Georgia; Washington, D.C.,/ Baltimore, Maryland; Chicago, Illinois; Dallas, Texas; and Los Angeles, California; and operations offices in Houston, Texas; Cranford, New Jersey; Birmingham, Alabama, and Indianapolis, Indiana. Arbitron’s Continental Research subsidiary is located in London, England. Arbitron conducts all of its operations in leased facilities. Most of these leases contain renewal options and require payments for taxes, insurance and maintenance in addition to base rental payments. Arbitron believes that its facilities are sufficient for their intended purposes, are adequately maintained and are reasonably necessary for current and anticipated business purposes.

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
      No matters were submitted to a vote of Arbitron’s stockholders during the fourth quarter of 2004.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      Arbitron’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ARB.” As of February 28, 2005, there were 31,219,978 shares outstanding and approximately 7,200 stockholders of record of Arbitron common stock.
      The following table sets forth the high and low sale prices of Arbitron common stock as reported on the NYSE Composite Tape for each quarterly period for the past two years ended December 31, 2004.

2004	1Q	2Q	3Q	4Q	Full Year

High	$45.90	$41.26	$39.70	$39.78	$45.90
Low	$39.01	$35.96	$31.29	$35.52	$31.29

2003	1Q	2Q	3Q	4Q	Full Year

High	$34.51	$37.36	$38.30	$43.73	$43.73
Low	$28.97	$30.75	$34.01	$34.38	$28.97
      During the periods presented, Arbitron did not pay any dividends on its common stock.
      The transfer agent and registrar for the Arbitron common stock is The Bank of New York.
      On September 9, 2004, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company could purchase up to $25.0 million of its outstanding common stock through December 31, 2004. The shares were purchased from time to time in either open market or private transactions at then prevailing market prices. In 2004, Arbitron purchased an aggregate of

666,100 shares of common stock for an aggregate purchase price of $25.0 million. The following table outlines the stock repurchase activity during the three months ended December 31, 2004.
Arbitron Purchases of Equity Securities

Total
			number of	Maximum
			shares	dollar value
			purchased	of shares that
	Total		as part of a	may yet be
	number	Average price	publicly	purchased
	of shares	paid per	announced	under the
Period	purchased	share	program	program

October 1 – 31	217,500	$36.05	217,500	$7,254,837
November 1 – 30	193,600	$37.48	193,600	$7,462
December 1 – 31	—	$—	—	$—

Total	411,100	$36.73	411,100	$—

ITEM 6.	SELECTED FINANCIAL DATA
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
      The Company’s statements of income for the years ended December 31, 2004, 2003, and 2002 and balance sheet data as of December 31, 2004, and 2003 set forth below are derived from audited consolidated financial statements included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 2001 and 2000, and balance sheet data as of December 31, 2002, 2001 and 2000 are derived from audited consolidated financial statements of Arbitron not included in this Form 10-K.

	As of and for the Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Statement of Income Data
Revenue	$296,553	$273,550	$249,757	$227,534	$206,791
Costs and expenses	205,669	187,613	169,645	156,273	135,373

Operating income	90,884	85,937	80,112	71,261	71,418
Equity in net income of affiliate	7,552	6,754	5,627	4,285	3,397

Income before interest and income tax expense	98,436	92,691	85,739	75,546	74,815
Interest expense, net	6,810	11,597	16,219	15,279	—

Income before income tax expense	91,626	81,094	69,520	60,267	74,815
Income tax expense	31,061	31,221	26,765	23,805	29,552

Net income	$60,565	$49,873	$42,755	$36,462	$45,263

Net Income and Pro Forma Net Income Per Weighted Average Common Share(1)
Basic	$1.96	$1.66	$1.45	$1.25	$1.56
Diluted	$1.92	$1.63	$1.42	$1.24	$1.54

	As of and for the Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Weighted average and pro forma weighted average common shares used in calculations
Basic	30,972	30,010	29,413	29,164	29,046
Diluted(2)	31,471	30,616	30,049	29,483	29,347
Balance Sheet Data
Current assets	$120,161	$116,857	$86,422	$67,658	$60,344
Total assets	196,121	184,194	156,038	126,841	107,876
Long-term debt	50,000	105,000	165,000	205,000	—
Stockholders’ equity (deficit)	45,380	(18,073)	(100,579)	(169,109)	33,222
      During the years presented, Arbitron did not pay any dividends on its common stock.
      The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002, with the exception of a provision for acquisitions occurring after June 30, 2001, which was adopted on July 1, 2001. Goodwill amortization expense for both 2001 and 2000 was $2.2 million.

(1)	For the year ended December 31, 2001, the computations of pro forma net income per weighted average common share are based upon Ceridian’s weighted average common shares and potentially dilutive securities outstanding through March 31, 2001, adjusted for the one-for-five reverse stock split, and Arbitron’s weighted average common shares and potentially dilutive securities for the remainder of the year. For the year ended December 31, 2000, the pro forma net income per weighted average common share computations are based upon Ceridian’s weighted average common shares and potentially dilutive securities, adjusted for the one-for-five reverse stock split.

(2)	The diluted pro forma weighted average common shares assumes that all of Ceridian’s historical dilutive securities were converted into Arbitron securities for the three months ended March 31, 2001, and for the year ended December 31, 2000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
      Arbitron is an international media and marketing research firm primarily serving radio, cable television, advertising agencies, advertisers, outdoor and out-of-home media and, through its Scarborough joint venture, broadcast television and print media. Arbitron currently has four main services:

•	measuring radio audiences in local markets in the United States and Mexico;

•	measuring national radio audiences and the audience size of network radio programs and commercials;

•	providing application software used for accessing and analyzing media audience and marketing information data; and

•	providing consumer and media usage information services to radio, cable television, advertising agencies, advertisers, retailers, outdoor and out-of-home media, online industries and, through its Scarborough joint venture, broadcast television and print media.

      Arbitron’s quantitative radio audience measurement business and related software sales accounted for approximately 85% of its revenue for both 2004 and 2003. Consolidation in the radio broadcasting industry has led to Arbitron’s dependence on a limited number of key customers. In 2004, Clear Channel Communications, Inc. (“Clear Channel Communications”) and Infinity Broadcasting Corp. (“Infinity Broadcasting”) represented approximately 21% and 10%, respectively, of Arbitron’s revenue. Arbitron’s agreements with these customers are not exclusive and contain no renewal obligations. In August 2004, Arbitron entered into license agreements with Infinity Broadcasting, effective April 1, 2004, to provide audience estimates, software and other ancillary services to Infinity Broadcasting’s radio stations through the Company’s Winter 2008 survey. Certain of Clear Channel Communication’s existing license agreements with Arbitron were scheduled to expire on December 31, 2004. On December 27, 2004, the Company entered into new license agreements with Clear Channel Communications to provide radio ratings and software services for Clear Channel Communication’s radio stations and networks through the Company’s Fall 2008 survey.
      Arbitron cannot give any assurances that it could replace the revenue that would be lost if a key customer failed to renew all or part of its agreements with Arbitron. The loss of a key customer would materially impact Arbitron’s business, financial position and operating results.
      Due to the slow economic growth of the radio industry as well as the high penetration of current services in the core radio station business, Arbitron expects that its annual organic rate of revenue growth will be slower than historical trends for the foreseeable future.
      Arbitron entered into an agreement on May 31, 2000, with Nielsen Media Research, Inc. (“Nielsen Media Research”), a provider of U.S. television and cable audience measurement services, under which Arbitron granted Nielsen Media Research an option to join Arbitron in the potential commercial deployment of the Portable People Meter (“Portable People Meter” or “PPMsm”) in the United States. In the event Nielsen Media Research exercises the option, the parties would form a joint venture to commercially deploy and operate the business of utilizing the Portable People Meter for the collection of listening and viewing audience data. In 2003, Arbitron worked with Nielsen Media Research on response rate issues and a variety of engineering tests. In 2004, Arbitron reported on the outcomes of three collaborative tests of the PPM that were conducted with Nielsen Media Research. Arbitron continues to work with Nielsen Media Research to resolve outstanding issues and to negotiate business terms for a potential Portable People Meter joint venture.
      In third quarter 2004, Arbitron began recruiting consumers to participate in a market demonstration to be conducted in Houston, Texas in 2005 and 2006 to confirm the results of previous tests and demonstrate enhancements to the Portable People Meter system that have been made since it was tested in Philadelphia. In addition, Arbitron is participating in a Portable People Meter business impact study that is being led by the Radio Advertising Bureau to research the impact on the radio industry of electronic measurement and a move from diaries to the Portable People Meter for radio audience measurement. The study should be completed in 2005.
      As of January 1, 2005, BBM, the Canadian industry cooperative for audience ratings, made the Portable People Meter the official ratings system for buying and selling commercial airtime on French-language television in the markets of Quebec and Montreal.
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
      On September 29, 2004, Arbitron announced that Arbitron and VNU, Inc. have agreed to jointly explore the development of a new national marketing research service which collects multi-media and purchase information from a common sample of consumers. Procter & Gamble is also collaborating with the two companies to ensure that the service properly addresses the needs of marketers. This would be a new type of service for which market acceptance is not yet known.

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
      Arbitron uses listener diaries to gather radio listening data from sample households in the United States local markets for which it currently provides radio ratings. A representative sample of the population in each local market is randomly selected for each survey and is recruited by telephone. It is increasingly difficult and more costly to obtain consent from the phone sample to participate in the surveys and to get a usable diary returned to Arbitron. Arbitron must achieve response rates sufficient to maintain confidence in its ratings, the support of the industry and accreditation by the Media Rating Council. Response rates are a quality measure of survey performance and an important factor impacting costs associated with data collection. Overall response rates have declined over the past several years. If response rates continue to decline further, Arbitron’s radio audience measurement business could be adversely affected. Arbitron commits extensive efforts and resources to address the decline of response rates. Additional initiatives in 20 low response rate markets have had a positive impact on response rates, which have increased by approximately 2.7% in those markets from the Fall 2003 to the Fall 2004 survey. In addition, the response rate decline in all markets slowed significantly from the Fall 2003 to the Fall 2004 survey compared to the Fall 2003 to the Fall 2002 survey.
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
      On September 9, 2004, the Company announced that its Board of Directors authorized a repurchase program under which the Company could purchase up to $25.0 million of its outstanding common stock through December 31, 2004. The Company purchased the shares from time to time in either open market or private transactions at then prevailing market prices. As of December 31, 2004, the Company had repurchased an aggregate of 666,100 shares under the program for an aggregate purchase price of $25.0 million.
      Arbitron announced on February 28, 2005 that its Board of Directors approved the payment of the Company’s first cash dividend of $0.10 per common share. The dividend will be paid on April 1, 2005 to stockholders of record as of the close of business on March 15, 2005.
Critical Accounting Policies and Estimates
      Critical accounting policies and estimates are those that are both important to the presentation of the Company’s financial position and results of operations, and require management’s most difficult, complex or subjective judgments.
      The Company capitalizes software development costs with respect to major internal use software initiatives or enhancements. The costs are capitalized from the time that the preliminary project stage is completed and management considers it probable that the software will be used to perform the function intended until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are generally amortized over periods of three to five years. If events or changes in circumstances indicate that the carrying value of software may not be recovered, a recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the software in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the software cost is written down to estimated fair value and an impairment is recognized. The Company’s estimates are subject to revision as market conditions and management’s assessments change. As of December 31, 2004 and 2003, the Company’s capitalized software developed for internal use had a carrying amount of $8.5 million and $3.3 million, respectively, including $5.7 million and $3.1 million, respectively, of Portable People Meter software.

      Arbitron uses the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Management must make assumptions, judgments and estimates to determine the current provision for income taxes and also deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in the consolidated financial statements. Assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause actual income tax obligations to differ from estimates, thus materially impacting Arbitron’s financial position and results of operations.
      Certain reserves for tax contingencies were reversed in the third quarter of 2004 due to guidance in an Internal Revenue Service Revenue Procedure. Also in the third quarter of 2004, the valuation allowance on the deferred tax assets related to state net operating loss carryforwards was reduced due to higher actual and projected taxable income in the applicable states. The net benefit of these changes was $4.2 million in 2004.

Results of Operations
     Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003
      The following table sets forth information with respect to the consolidated statements of income of Arbitron for the years ended December 31, 2004 and 2003.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

					Percentage of
			Increase (Decrease)		Revenue

	2004	2003	Dollars	Percent	2004	2003

Revenue	$296,553	$273,550	$23,003	8.4%	100.0%	100.0%

Costs and expenses
Cost of revenue	109,951	103,109	6,842	6.6%	37.1%	37.7%
Selling, general and administrative	62,421	58,662	3,759	6.4%	21.0%	21.4%
Research and development	33,297	25,842	7,455	28.8%	11.2%	9.5%

Total costs and expenses	205,669	187,613	18,056	9.6%	69.3%	68.6%

Operating income	90,884	85,937	4,947	5.8%	30.7%	31.4%
Equity in net income of affiliate	7,552	6,754	798	11.8%	2.5%	2.5%

Income before interest and income tax expense	98,436	92,691	5,745	6.2%	33.2%	33.9%
Interest income	1,099	741	358	48.3%	0.4%	0.3%
Interest expense	7,909	12,338	(4,429)	(35.9%)	2.7%	4.6%

Income before income tax expense	91,626	81,094	10,532	13.0%	30.9%	29.6%
Income tax expense	31,061	31,221	(160)	(0.5%)	10.5%	11.4%

Net income	$60,565	$49,873	$10,692	21.4%	20.4%	18.2%

Net income per weighted average common share
Basic	$1.96	$1.66	$0.30	18.1%

Diluted	$1.92	$1.63	$0.29	17.8%

Other data
EBIT	$98,436	$92,691	$5,745	6.2%
EBITDA	$104,158	$97,528	$6,630	6.8%
EBIT and EBITDA Reconciliation
Net income	$60,565	$49,873	$10,692
Income tax expense	31,061	31,221	(160)
Interest income	1,099	741	358
Interest expense	7,909	12,338	(4,429)

EBIT	98,436	92,691	5,745
Depreciation and amortization	5,722	4,837	885

EBITDA	$104,158	$97,528	$6,630

      Revenue. Revenue increased 8.4% to $296.6 million in 2004 from $273.6 million in 2003. The MRP acquisition accounted for $5.9 million of the increase. Additional revenue of $2.9 million was recognized from the delivery of 17 Scarborough markets which delivered in December 2004. In previous years these 17 markets had been delivered in the first quarter of the following year. The remainder of the increase was primarily attributed to increases in the subscriber base for the ratings and qualitative services, analytical software applications, escalations in multiyear customer contracts and contract renewals. Due to the slow economic growth of the radio industry as well as the high penetration of current services in the core radio station business, Arbitron expects that its annual organic rate of revenue growth will be slower than historical trends in future periods.
      Cost of Revenue. Cost of revenue increased 6.6% to $110.0 million in 2004 from $103.1 million in 2003, but decreased as a percentage of revenue to 37.1% in 2004 from 37.7% in 2003. The $6.8 million increase was mainly attributed to: increases in royalties of $3.3 million; increases in indirect PPM costs of $1.0 million; increases in Continental Research costs of $0.9 million; increases in computer center, security and facilities costs of $0.9 million; and the MRP acquisition which accounted for a $0.6 million increase.
      Selling, General and Administrative. Selling, general and administrative expenses increased 6.4% to $62.4 million in 2004 from $58.7 million in 2003, but decreased as a percentage of revenue to 21.0% in 2004 from 21.4% in 2003. The $3.8 million increase was primarily attributed to the MRP acquisition, which accounted for $3.6 million of the increase. Due to SFAS 123R, Share-Based Payment, Arbitron expects that, with regard to the expensing of stock compensation, its selling, general and administrative expenses will increase substantially beginning July 1, 2005.
      Research and Development. Research and development expenses increased 28.8% to $33.3 million in 2004 from $25.8 million in 2003, and increased as a percentage of revenue to 11.2% in 2004 from 9.5% in 2003. PPM research and development and the MRP acquisition accounted for $3.8 million and $1.8 million of the increase, respectively. The remainder of the increase was attributed to U.S. Media Services (Arbitron’s core quantitative, qualitative and software application services), where there was increased spending related to the maintenance, upgrade and replacement of legacy operating and reporting systems.
      Operating Income. Operating income increased 5.8% to $90.9 million in 2004 from $85.9 million in 2003. Operating margin decreased to 30.7% in 2004 from 31.4% in 2003.
      Equity in Net Income of Affiliate. Equity in net income of affiliate (relating to the Company’s Scarborough joint venture) increased 11.8% to $7.6 million in 2004 from $6.8 million in 2003. The equity in net income of affiliate changes as the net income of Scarborough Research changes. The increase was primarily attributed to the delivery of 17 Scarborough markets which delivered in December 2004.
      Interest Expense. Interest expense decreased to $7.9 million for the year ended December 31, 2004 from $12.3 million for the same period in 2003. The decrease was primarily attributed to a $63.7 million decline in the average debt principal balance outstanding under the Company’s revolving Credit Facility in 2004 compared to 2003.
      Income Tax Expense. Arbitron’s effective tax rate was 33.9% and 38.5% in 2004 and 2003, respectively. Income tax expense was lower in 2004 primarily because reserves for certain tax contingencies were reversed during the third quarter of 2004 due to guidance in an Internal Revenue Service notice. Also, the valuation allowance on the deferred tax assets related to state net operating loss carryforwards was reduced due to higher actual and projected taxable income in the applicable states. The net benefit of these changes was $4.2 million.
      Net Income. Net income increased 21.4% to $60.6 million in 2004 from $49.9 million in 2003. Tax changes amounting to $4.2 million accounted for 8.4% of the increase, and lower interest expense accounted for 8.9% of the 21.4% increase.
      EBIT and EBITDA. Earnings before interest and income tax expense (“EBIT”) increased 6.2% to $98.4 million and earnings before interest, income tax expense, depreciation and amortization (“EBITDA”) increased 6.8% to $104.2 million in 2004 from $92.7 million and $97.5 million, respectively, in 2003. Arbitron has presented EBIT and EBITDA as supplemental information that management of Arbitron believes may be useful to investors to evaluate the Company’s results because they exclude certain items that are not directly related to the Company’s core operating performance. EBIT is calculated by adding back net interest expense and income tax expense to net income. EBITDA is calculated by adding back net interest expense, income tax expense, and depreciation and amortization to net income. EBIT and EBITDA should not be considered substitutes either for net income, as indicators of Arbitron’s operating performance, or for cash flow, as measures of Arbitron’s liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures reported by other companies.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002
      The following table sets forth information with respect to the consolidated statements of income of Arbitron for the years ended December 31, 2003 and 2002.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts

					Percentage of
			Increase (Decrease)		Revenue

	2003	2002	Dollars	Percent	2003	2002

Revenue	$273,550	$249,757	$23,793	9.5%	100.0%	100.0%

Costs and expenses
Cost of revenue	103,109	91,821	11,288	12.3%	37.7%	36.8%
Selling, general and administrative	58,662	53,096	5,566	10.5%	21.4%	21.2%
Research and development	25,842	24,728	1,114	4.5%	9.5%	9.9%

Total costs and expenses	187,613	169,645	17,968	10.6%	68.6%	67.9%

Operating income	85,937	80,112	5,825	7.3%	31.4%	32.1%
Equity in net income of affiliate	6,754	5,627	1,127	20.0%	2.5%	2.2%

Income before interest and income tax expense	92,691	85,739	6,952	8.1%	33.9%	34.3%
Interest income	741	596	145	24.3%	0.3%	0.2%
Interest expense	12,338	16,815	(4,477)	(26.6%)	4.6%	6.7%

Income before income tax expense	81,094	69,520	11,574	16.6%	29.6%	27.8%
Income tax expense	31,221	26,765	4,456	16.6%	11.4%	10.7%

Net income	$49,873	$42,755	$7,118	16.6%	18.2%	17.1%

Net income per weighted average common share
Basic	$1.66	$1.45	$0.21	14.5%

Diluted	$1.63	$1.42	$0.21	14.8%

Other data
EBIT	$92,691	$85,739	$6,952	8.1%
EBITDA	$97,528	$90,108	$7,420	8.2%
EBIT and EBITDA Reconciliation
Net income	$49,873	$42,755	$7,118
Income tax expense	31,221	26,765	4,456
Interest income	741	596	145
Interest expense	12,338	16,815	(4,477)

EBIT	92,691	85,739	6,952
Depreciation and amortization	4,837	4,369	468

EBITDA	$97,528	$90,108	$7,420

      Revenue. Revenue increased 9.5% to $273.6 million in 2003 from $249.8 million in 2002. Approximately $21.4 million of the $23.8 million increase was due to increases in the subscriber base for the ratings and qualitative services, analytical software applications, escalations in multiyear customer contracts and contract renewals.

      Cost of Revenue. Cost of revenue increased 12.3% to $103.1 million in 2003 from $91.8 million in 2002 and increased as a percentage of revenue to 37.7% in 2003 from 36.8% in 2002. The $11.3 million increase was mainly attributed to: increases in data collection costs of $6.8 million; increases in royalties of $2.7 million; and increases in U.S. Media Services computer center costs of $0.9 million. These increases were partially offset by lower Internet broadcast services costs of $0.5 million.
      Selling, General and Administrative. Selling, general and administrative expenses increased 10.5% to $58.7 million in 2003 from $53.1 million in 2002, and increased as a percentage of revenue to 21.4% in 2003 from 21.2% in 2002. The $5.6 million increase was mainly attributed to increases in U.S. Media selling expenses of $2.0 million; increases in U.S. Media facilities costs of $1.0 million; increases in U.S. Media marketing costs of $0.5 million; increases in U.S. Media commissions of $0.5 million; increases in U.S. Media finance and legal expenses of $1.1 million; and an increase in variable compensation of $0.9 million. These increases were partially offset by lower Internet broadcast services expenses of $0.8 million.
      Research and Development. Research and development expenses increased 4.5% to $25.8 million in 2003 from $24.7 million in 2002, but decreased as a percentage of revenue to 9.5% in 2003 from 9.9% in 2002. U.S. Media Services expenses increased by $2.7 million which were offset by decreases in PPM expenses of $0.9 million and decreases in Internet broadcast services expenses of $0.6 million where the Company derived benefits from the acquisition of certain assets from MeasureCast, Inc. during the fourth quarter of 2002.
      Operating Income. Operating income increased 7.3% to $85.9 million in 2003 from $80.1 million in 2002. Operating margin decreased to 31.4% in 2003 from 32.1% in 2002.
      Equity in Net Income of Affiliate. Equity in net income of affiliate (relating to the Company’s Scarborough joint venture) increased 20.0% to $6.8 million in 2003 from $5.6 million in 2002. The increase was attributed to the growth in revenue and net income of Scarborough.
      Interest Expense. Interest expense decreased to $12.3 million for the year ended December 31, 2003 from $16.8 million for the same period in 2002. The decrease was primarily attributed to a $50.1 million lower average debt principal balance outstanding under the Company’s revolving Credit Facility in 2003 compared to 2002. The commitment level and effective interest rates are also lower in 2003 than in 2002.
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
      EBIT and EBITDA. EBIT increased 8.1% to $92.7 million and EBITDA increased 8.2% to $97.5 million in 2003 from $85.7 million and $90.1 million, respectively, in 2002. Arbitron has presented EBIT and EBITDA as supplemental information that management of Arbitron believes may be useful to investors to evaluate Arbitron’s results because they exclude certain items that are not directly related to the Company’s core operating performance. EBIT is calculated by adding back net interest expense and income tax expense to net income. EBITDA is calculated by adding back net interest expense, income tax expense, and depreciation and amortization to net income. EBIT and EBITDA should not be considered substitutes either for net income, as indicators of Arbitron’s operating performance, or for cash flow, as measures of Arbitron’s liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures reported by other companies.
Liquidity and Capital Resources
      Working capital was $24.2 million, $25.0 million and $2.5 million as of December 31, 2004, 2003 and 2002, respectively. Cash and cash equivalents was $86.9 million, $68.4 million and $43.1 million as of December 31, 2004, 2003, and 2002, respectively. Management expects that the cash position as of December 31, 2004, and cash flow generated from operations will be sufficient to support the Company’s operations for the foreseeable future.

      Net cash provided by operating activities was $98.1 million, $65.4 million and $76.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. The 2004 increase of $32.7 million was mainly attributable to a decrease in deferred income taxes of $24.7 million and higher net income in 2004 of $10.7 million. The decrease in deferred income taxes is due primarily to an Internal Revenue Service Procedure related to advance customer payments. Primarily as a result of the procedure, income taxes of approximately $21.8 million paid in 2003 were applied toward the Company’s 2004 tax liability and reduced cash taxes paid in 2004.
      Net cash used in investing activities was $19.1 million, $5.4 million and $22.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. The 2004 increase in the use of cash is primarily attributed to the $8.9 million MRP acquisition in March 2004 and increased spending on property and equipment. The 2003 decrease in the use of cash is primarily attributed to the absence of business acquisitions in 2003 and lower capital expenditures.
      Net cash used in financing activities was $60.7 million, $34.9 million and $32.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. In 2004, the Company received $19.3 million of cash from stock option exercises and other employee stock incentive plans compared to $25.1 million in 2003 and $7.9 million in 2002. Additionally, the Company made debt payments of $55.0 million in 2004 compared to $60.0 million and $40.0 million in 2003 and 2002, respectively. Arbitron made stock repurchases of $25.0 million in 2004. Arbitron did not make any stock repurchases in 2003 or 2002.
      Arbitron’s commitment under its revolving credit facility, which was $225.0 million at inception, had a balance of $0.2 million on December 31, 2004, and was closed by the request of the Company on January 31, 2005. Arbitron’s senior secured notes in the amount of $50.0 million mature on January 31, 2008.
      Arbitron’s senior secured notes contain non-investment-grade financial terms, covenants and operating restrictions that increase the cost of financing and restrict financial flexibility. Under the terms of the senior secured notes, Arbitron is required to maintain certain leverage and coverage ratios and meet other financial conditions. The senior secured notes limit, among other things, Arbitron’s ability to buy and sell assets, incur additional indebtedness, grant or incur liens on its assets, pay cash dividends over a certain amount, make certain investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations. The terms of the senior secured notes may restrict or prohibit Arbitron’s ability to raise additional capital when needed or could prevent Arbitron from making acquisitions or investing in other growth initiatives. Arbitron has met all covenants since the inception of all borrowings, including the terminated Credit Facility.
      On September 9, 2004, the Company announced that its Board of Directors authorized a repurchase program under which the Company could purchase up to $25.0 million of its outstanding common stock through December 31, 2004. As of December 31, 2004, the Company had repurchased an aggregate of 666,100 shares under the program for an aggregate purchase price of $25.0 million. Additional stock repurchases are limited by the terms of the Company’s senior secured notes. The Company is currently negotiating with the holder of these notes possible amendments to the terms that would permit additional stock repurchases in the future.
      Arbitron announced on February 28, 2005 that its Board of Directors approved the payment of the Company’s first cash dividend of $0.10 per common share. The dividend will be paid on April 1, 2005 to stockholders of record as of the close of business on March 15, 2005.
      In 2004, Clear Channel Communications and Infinity Broadcasting represented approximately 21% and 10%, respectively, of Arbitron’s revenue. Arbitron’s agreements with these customers are not exclusive and contain no renewal obligations. In August 2004, Arbitron entered into license agreements with Infinity Broadcasting, effective April 1, 2004, to provide audience estimates, software and other ancillary services to Infinity Broadcasting’s radio stations through the Company’s Winter 2008 survey. Certain of Clear Channel Communication’s existing license agreements with Arbitron were scheduled to expire on December 31, 2004. On December 27, 2004, the Company entered into new license agreements with Clear Channel Communications to provide radio ratings and software services for Clear Channel Communication’s radio stations and networks through the Company’s Fall 2008 survey. Arbitron cannot give any assurances that it will retain current customers or that it will be able to replace the revenue that is lost when a key customer fails to renew its agreement with Arbitron.
      In 2004, Arbitron focused on a demonstration to be conducted in Houston, Texas, in 2005 and 2006 to confirm the results of previous tests and demonstrate enhancements to the Portable People Meter system that have been made since it was tested in Philadelphia. Arbitron continues to work with Nielsen Media Research to resolve outstanding issues and to negotiate business terms for a potential Portable People Meter joint venture.
      Separate from the proposed joint venture with Nielsen Media Research, in 2003 Arbitron began testing additional marketing research applications of the Portable People Meter technology. One application that Arbitron began testing was the use of the Portable People Meter as the media collection tool for a national marketing-oriented panel designed to correlate advertising with shopping behavior and sales. The objective is to provide multimedia exposure data combined with sales data from a single source to produce a measure of advertising effectiveness for advertisers, agencies and broadcasters. On September 29, 2004, Arbitron announced that Arbitron and VNU, Inc. signed an agreement to explore the development of a new national marketing research service. Procter & Gamble is collaborating with the two companies to ensure that the service properly addresses the needs of marketers. This would be a new type of service for which market acceptance is not yet known.
      The continuing development of PPM services will require both significant capital resources and operating costs over the next several years. In the event Arbitron decides to commercialize either a PPM ratings service or a PPM marketing application service there could be significant start-up expenses that could adversely affect Arbitron’s financial position and operating results.
      The following table summarizes Arbitron’s contractual cash obligations as of December 31, 2004:
Contractual Obligations
(In thousands)

	Less Than	1 - 3	3 - 5	More Than
	1 Year	Years	Years	5 Years	Total

Long-term debt(A)	$4,980	$9,960	$50,457	$—	$65,397
Operating leases(B)	8,918	12,715	7,166	8,865	37,664
Purchase obligations(C)	—	—	—	—	—
Pension contributions(D)	1,000	—	—	—	1,000

	$14,898	$22,675	$57,623	$8,865	$104,061

(A)	See note 8 to consolidated financial statements (includes future interest payments of $15.4 million).

(B)	See note 11 to consolidated financial statements.

(C)	Arbitron generally does not make unconditional, noncancelable purchase commitments. The Company enters into purchase orders in the normal course of business, but they do not exceed one-year terms.

(D)	Amount represents an estimate of its cash contribution for 2005 to its defined benefit pension plan. Future cash contributions will be determined based upon the funded status of the plan.
      As of December 31, 2004, the Company had an outstanding letter of credit of $0.1 million. The letter of credit was cancelled effective January 27, 2005.
Off-Balance Sheet Arrangements
      Arbitron did not enter into any off-balance sheet arrangements during 2004 or 2003, nor did Arbitron have any off-balance sheet arrangements outstanding at December 31, 2004 or 2003.

New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123 — revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005.
      Arbitron is required to adopt SFAS 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 2 in the Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for 2004, 2003 and 2002. Although Arbitron has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on the Company’s consolidated statements of income and net income per share.
Seasonality
      Arbitron recognizes revenue for products and services over the terms of license agreements as products and services are delivered, and expenses are recognized as incurred. Arbitron gathers radio-listening data in approximately 293 United States local markets. All markets are measured at least twice per year (April-May-June for the “Spring Survey” and October-November-December for the “Fall Survey”). In addition, all major markets are measured two additional times per year (January-February-March for the “Winter Survey” and July-August-September for the “Summer Survey”). Arbitron’s revenue is generally higher in the first and third quarters as a result of the delivery of the Fall Survey and Spring Survey, respectively, to all markets, compared to revenue in the second and fourth quarters, when delivery of the Winter Survey and Summer Survey, respectively, is only provided to major markets. Arbitron’s expenses are generally higher in the second and fourth quarters as the “Spring Survey” and “Fall Survey” are being conducted.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Risk
      The Company currently has no exposure to market risk with respect to changes in interest rates, because the Company’s only outstanding debt is on senior notes that bear interest at a fixed rate of 9.96%. The Company does not use derivatives for speculative or trading purposes.
      Because the Company currently has no outstanding floating rate debt, a hypothetical market interest rate change of 1% would have no effect on the Company’s results of operations. However, changes in market interest rates would impact the fair value of the Company’s senior notes. The fair value of the senior secured notes as of December 31, 2004 and 2003 was $53.8 million and $55.3 million, respectively, and was estimated using a cash flow valuation model and available market data for securities with similar maturity dates.
Foreign Currency Risk
      Arbitron’s foreign operations are not significant at this time, and, therefore, Arbitron’s exposure to foreign currency risk is minimal.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The report of the independent registered public accounting firm and financial statements are set forth below (see Item 15(a) for list of financial statements and financial statement schedules):

ARBITRON INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
     Arbitron Inc.
      We have audited the accompanying consolidated balance sheets of Arbitron Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed under item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arbitron Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Arbitron Inc. as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
Baltimore, Maryland
March 3, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
     Arbitron Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Arbitron Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Arbitron Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Arbitron Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Arbitron Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arbitron Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 3, 2005 expressed an unqualified opinion on those consolidated financial statements.
Baltimore, Maryland
March 3, 2005

ARBITRON INC.
Consolidated Balance Sheets
December 31, 2004 and 2003
(In thousands, except par value data)

	2004	2003

Assets
Current assets
Cash and cash equivalents	$86,901	$68,433
Trade accounts receivable, net of allowance for doubtful accounts of $1,124 in 2004 and $1,081 in 2003	23,369	21,355
Deferred tax assets	4,362	24,183
Prepaid expenses and other current assets	5,529	2,886

Total current assets	120,161	116,857
Investment in affiliate	12,130	10,953
Property and equipment, net	18,536	13,182
Goodwill, net	37,773	32,937
Other intangibles, net	3,381	1,487
Noncurrent deferred tax assets	3,025	6,646
Other noncurrent assets	1,115	2,132

Total assets	$196,121	$184,194

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$5,444	$5,326
Accrued expenses and other current liabilities	30,955	28,119
Deferred revenue	59,608	58,398

Total current liabilities	96,007	91,843
Noncurrent liabilities
Long-term debt	50,000	105,000
Other noncurrent liabilities	4,734	5,424

Total liabilities	150,741	202,267

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $100.00 par value, 750 shares authorized, no shares issued	—	—
Common stock, $0.50 par value, authorized 500,000 shares, issued 32,336 shares	16,168	16,168
Additional paid-in capital	101,914	100,024
Accumulated earnings (net distributions to Ceridian in excess of accumulated earnings) prior to spin-off	(242,870)	(242,870)
Retained earnings subsequent to spin-off	173,360	112,795
Common stock held in treasury, 1,376 shares in 2004 and 1,626 shares in 2003	(688)	(813)
Accumulated other comprehensive loss	(2,504)	(3,377)

Total stockholders’ equity (deficit)	45,380	(18,073)

Total liabilities and stockholders’ equity (deficit)	$196,121	$184,194

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
Years Ended December 31, 2004, 2003 and 2002
(In thousands, except per share data)

	2004	2003	2002

Revenue	$296,553	$273,550	$249,757

Costs and expenses
Cost of revenue	109,951	103,109	91,821
Selling, general and administrative	62,421	58,662	53,096
Research and development	33,297	25,842	24,728

Total costs and expenses	205,669	187,613	169,645

Operating income	90,884	85,937	80,112
Equity in net income of affiliate	7,552	6,754	5,627

Income before interest and income tax expense	98,436	92,691	85,739
Interest income	1,099	741	596
Interest expense	7,909	12,338	16,815

Income before income tax expense	91,626	81,094	69,520
Income tax expense	31,061	31,221	26,765

Net income	$60,565	$49,873	$42,755

Net income per weighted average common share
Basic	$1.96	$1.66	$1.45
Diluted	$1.92	$1.63	$1.42
Weighted average common shares used in calculations
Basic	30,972	30,010	29,413
Potentially dilutive securities	499	606	636

Diluted	31,471	30,616	30,049

See notes to consolidated financial statements.

ARBITRON, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
Years Ended December 31, 2004, 2003 and 2002
(In thousands)

				Accumulated
				Earnings (Net
				Distributions to
				Ceridian in	Retained		Accumulated
				Excess of	Earnings	Common	Other	Total
	Number of		Additional	Accumulated	Subsequent	Stock	Comprehensive	Stockholders’
	Shares	Common	Paid-In	Earnings)	to	Held in	Income	Equity
	Outstanding	Stock	Capital	Prior to Spin-off	Spin-off	Treasury	(Loss)	(Deficit)

Balance at December 31, 2001	29,202	$16,166	$59,349	$(260,146)	$20,167	$(1,565)	$(3,080)	$(169,109)
Net income	—	—	—	—	42,755	—	—	42,755
Other comprehensive income (loss)
Net change in foreign currency translation	—	—	—	—	—	—	246	246
Change in additional minimum pension liability — qualified plan	—	—	—	—	—	—	(3,026)	(3,026)
Change in additional minimum pension liability — non-qualified plan	—	—	—	—	—	—	84	84
Change in unrealized loss on interest rate swap	—	—	—	—	—	—	15	15
Income tax benefit	—	—	—	—	—	—	1,138	1,138
Adjustments to distributions from Ceridian, net	—	—	—	17,276	—	—	—	17,276
Common stock issued	409	2	7,690	—	—	202	—	7,894
Tax benefit from stock option exercises and other plans	—	—	2,148	—	—	—	—	2,148

Balance at December 31, 2002	29,611	16,168	69,187	(242,870)	62,922	(1,363)	(4,623)	(100,579)
Net income	—	—	—	—	49,873	—	—	49,873
Other comprehensive income (loss)
Net change in foreign currency translation	—	—	—	—	—	—	306	306
Change in additional minimum pension liability — qualified plan	—	—	—	—	—	—	(1,275)	(1,275)
Change in additional minimum pension liability — non-qualified plan	—	—	—	—	—	—	(405)	(405)
Change in unrealized loss on interest rate swap	—	—	—	—	—	—	3,125	3,125
Income tax benefit	—	—	—	—	—	—	(505)	(505)
Common stock issued	1,099	—	24,790	—	—	550	—	25,340
Tax benefit from stock option exercises and other plans	—	—	6,047	—	—	—	—	6,047

Balance at December 31, 2003	30,710	16,168	100,024	(242,870)	112,795	(813)	(3,377)	(18,073)
Net income	—	—	—	—	60,565	—	—	60,565
Other comprehensive income (loss)								—
Net change in foreign currency translation	—	—	—	—	—	—	230	230
Change in additional minimum pension liability — qualified plan	—	—	—	—	—	—	(226)	(226)
Change in additional minimum pension liability — non-qualified plan	—	—	—	—	—	—	394	394
Change in unrealized loss on interest rate swap							1,171	1,171
Income tax benefit	—	—	—	—	—	—	(696)	(696)
Common stock issued	916	—	20,908	—	—	459	—	21,367
Noncash compensation	—	—	188	—	—	—	—	188
Common stock repurchased	(666)	—	(24,692)	—	—	(334)	—	(25,026)
Tax benefit from stock option exercises and other plans	—	—	5,486	—	—	—	—	5,486

Balance at December 31, 2004	30,960	$16,168	$101,914	$(242,870)	$173,360	$(688)	$(2,504)	$45,380

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	2004	2003	2002

Cash flows from operating activities
Net income	$60,565	$49,873	$42,755
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	4,334	3,953	3,177
Amortization of intangible assets	1,388	884	1,192
Loss on asset disposals	541	434	119
Asset impairment charges	328	178	—
Deferred income taxes	22,748	(1,935)	22,905
Equity in net income of affiliate	(7,552)	(6,754)	(5,627)
Distributions from affiliate	6,375	6,050	5,100
Bad debt expense	305	324	294
Tax benefit from stock option exercises	5,486	6,047	2,148
Noncash compensation	188	—	—
Changes in operating assets and liabilities, excluding effects of business acquisitions
Trade accounts receivable	(1,231)	(999)	(1,268)
Prepaid expenses and other assets	490	471	2,475
Accounts payable	42	757	(834)
Accrued expense and other current liabilities	2,721	3,276	3,908
Deferred revenue	705	3,614	1,715
Other noncurrent liabilities	649	(818)	(1,733)

Net cash provided by operating activities	98,082	65,355	76,326

Cash flows from investing activities
Additions to property and equipment	(10,164)	(5,350)	(6,779)
Payments for business acquisitions	(8,928)	—	(15,600)

Net cash used in investing activities	(19,092)	(5,350)	(22,379)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	19,287	25,051	7,894
Stock repurchases	(25,026)	—	—
Payment of long-term debt	(55,000)	(60,000)	(40,000)

Net cash used in financing activities	(60,739)	(34,949)	(32,106)

Effect of exchange rate changes on cash and cash equivalents	217	282	211

Net increase in cash and cash equivalents	18,468	25,338	22,052
Cash and cash equivalents at beginning of year	68,433	43,095	21,043

Cash and cash equivalents at end of year	$86,901	$68,433	$43,095

See notes to consolidated financial statements.

ARBITRON INC.
Notes to Consolidated Financial Statements

1.	Basis of Presentation

Description of Business
      Arbitron Inc. (“Arbitron” or the “Company”) is an international media and marketing research firm primarily serving radio, cable, advertising agencies, advertisers, outdoor and out-of-home media and, through its Scarborough joint venture, broadcast television and print media.
      Arbitron currently has four main services: measuring radio audiences in local markets in the United States and Mexico; measuring national radio audiences and the audience size of network radio programs and commercials; providing application software used for accessing and analyzing media audience and marketing information data; and providing consumer and media usage information services to radio, cable, retailers, advertising agencies, advertisers, outdoor and out-of-home media, online industries and, through its Scarborough joint venture, broadcast television and print media.

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

Revenue Recognition
      Syndicated or recurring products and services are licensed on a contractual basis. Revenues for such products and services are recognized over the term of the license agreement as products or services are delivered. Customer billings in advance of delivery are recorded as deferred revenue in the accompanying consolidated balance sheets. Deferred revenue relates primarily to quantitative radio measurement surveys which were delivered to customers in the quarter following the respective year-end. Software revenue is recognized ratably over the life of the agreement in accordance with Statement of Position 97-2, Software Revenue Recognition.

Expense Recognition
      Direct costs associated with the Company’s data collection and diary processing are recognized when incurred and are included in cost of revenue. Research and development expenses consist primarily of expenses associated with the development of new products and software and are expensed as incurred.

Cash Equivalents
      Cash equivalents consist primarily of highly liquid investments with insignificant interest rate risk and original maturities of three months or less.

Trade Accounts Receivable
      Trade accounts receivable are recorded at invoiced amounts. The allowance of doubtful accounts is estimated based on historical trends of past due accounts and write-offs.

ARBITRON INC.
Notes to Consolidated Financial Statements — (Continued)

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
      Expenditures for major software purchases and software developed for internal use are capitalized. For software developed for internal use, all external direct costs for materials and services and certain payroll and related fringe benefit costs are capitalized in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Computer software maintenance costs are expensed as incurred.

Investment in Affiliate
      Investment in affiliate is accounted for using the equity method where the Company has an ownership interest of 50% or less and the ability to exercise significant influence or has a majority ownership interest but does not have the ability to exercise effective control.

Goodwill and Other Intangibles
      Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS 142”). SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Impairment of Long-Lived Assets
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

ARBITRON INC.
Notes to Consolidated Financial Statements — (Continued)

Income Taxes
      Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

Derivatives
      The Company accounted for derivative financial instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity (as amended by SFAS No. 138). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. These fair value adjustments are to be included either in the determination of net income or as a component of other comprehensive income, depending on the purpose for the derivative transaction.
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

Pro Forma Disclosures of Stock-Based Compensation
      The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price of the options. SFAS No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transitions and Disclosures), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The

ARBITRON INC.
Notes to Consolidated Financial Statements — (Continued)
following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each year (dollars in thousands, except per share data):

	2004	2003	2002

Net income, as reported	$60,565	$49,873	$42,755
Add: Nonemployee stock-based compensation expense, net of tax	116	—	—
Less: Stock-based compensation expense determined under fair value method, net of tax	3,042	3,168	4,213
Pro forma net income	$57,639	$46,705	$38,542
Basic net income per weighted average common share, as reported	$1.96	$1.66	$1.45
Pro forma basic net income per weighted average common share	$1.86	$1.56	$1.31
Diluted net income per weighted average common share, as reported	$1.92	$1.63	$1.42
Pro forma diluted net income per weighted average common share	$1.83	$1.52	$1.26
Options granted to employees and directors	485,393	585,437	546,024
Weighted-average exercise price	$37.96	$34.79	$34.67
Weighted-average fair value	$13.09	$7.57	$8.01
Weighted-average assumptions:
Expected lives in years	6.0	4.0	4.0
Expected volatility	27.3%	23.9%	24.8%
Expected dividend rate	—	—	—
Risk-free interest rate	3.69%	2.77%	2.75%

Net Income per Weighted Average Common Share
      Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period. Options totaling 402,538 in 2004, 14,084 in 2003 and 529,233 in 2002, were not included in the computation of diluted net income per common share because the options’ exercise prices exceeded the average market price of the Company’s common stock.

Translation of Foreign Currencies
      Financial statements of foreign subsidiaries are translated into United States dollars at current rates at the end of the period except that revenue and expenses are translated at average current exchange rates during each reporting period. Net translation exchange gains or losses and the effect of exchange rate changes on intercompany transactions of a long-term nature are accumulated and charged directly to a separate component of other comprehensive income and accumulated other comprehensive loss in stockholders’ equity (deficit). Gains and losses from translation of assets and liabilities denominated in other than the functional currency of the operation are recorded in income as incurred.

ARBITRON INC.
Notes to Consolidated Financial Statements — (Continued)
     Advertising Expense
      The Company recognizes advertising expense the first time advertising takes place. Advertising expense for the years ended December 31, 2004, 2003 and 2002 was $1.5 million, $1.9 million and $1.5 million, respectively.
     Accounting Estimates
      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include: valuation allowances for receivables; deferred income tax assets; and assets and obligations related to employee benefits. Actual results could differ from those estimates.
     New Accounting Pronouncements
      In December 2004, the FASB recently enacted SFAS 123R, “Share-Based Payment” which replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005.
      Arbitron is required to adopt SFAS 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 2 in the Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for 2004, 2003 and 2002. Although Arbitron has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on the Company’s consolidated statements of income and net income per share.
3.     Investment in Affiliate
      Investment in affiliate consists of the Company’s 49.5% interest in Scarborough Research (“Scarborough”), a syndicated, qualitative local market research partnership, which is accounted for using the equity method of accounting.
      Under the Scarborough partnership agreement, the Company has the exclusive right to license Scarborough’s services to radio stations, cable companies, and outdoor media, and a nonexclusive right to license Scarborough’s services to advertising agencies and advertisers. The Company pays a royalty fee to Scarborough based on a percentage of revenues. Royalties of approximately $22.8 million, $19.6 million and $17.1 million for 2004, 2003 and 2002, respectively, are included in cost of revenue in the Company’s consolidated statements of income. Accrued royalties due to Scarborough as of December 31, 2004 and 2003 of $5.5 million and $3.0 million, respectively, are included in accrued expenses and other current liabilities in the consolidated balance sheets.
      Scarborough’s revenue was $54.9 million, $49.7 million and $43.7 million in 2004, 2003 and 2002, respectively. The Company’s equity in net income of Scarborough was $7.6 million, $6.8 million and $5.6 million in 2004, 2003 and 2002, respectively. The Company received distributions from Scarborough in 2004, 2003 and 2002 of $6.4 million, $6.1 million and $5.1 million, respectively.

ARBITRON INC.
Notes to Consolidated Financial Statements — (Continued)
4.     Property and Equipment
      Property and equipment as of December 31, 2004 and 2003 consist of the following (in thousands):

	2004	2003

Computer equipment	$8,519	$7,894
Purchased software and development costs	14,756	11,101
Leasehold improvements	7,133	6,892
Machinery, furniture and fixtures	4,830	4,160
Portable People Meter equipment	2,754	1,963

	37,992	32,010
Accumulated depreciation and amortization	(19,456)	(18,828)

Property and equipment, net	$18,536	$13,182

      Depreciation and amortization expense for 2004, 2003 and 2002 was $4.3 million, $4.0 million and $3.2 million, respectively.
      Capitalized interest costs for 2004 and 2003 were $0.4 million and $0.2 million, respectively.
5.     Goodwill and Other Intangible Assets
      Under SFAS No. 142, Goodwill and Other Intangible Assets, the Company is no longer amortizing goodwill, rather goodwill is measured for impairment annually on January 1 under the guidance set forth in the standard. During 2004, 2003 and 2002, the Company tested its goodwill in accordance with the standard and concluded no impairment charge was required.
      Intangible assets, which consists primarily of acquired software, customer lists and noncompete agreements, with finite lives are being amortized to expense over their estimated useful lives. As of December 31, 2004, the Company’s intangible assets with finite lives acquired in 2004 had a weighted average useful life of three years. As of December 31, 2004, the Company had no intangible assets with indefinite useful lives. Amortization expense for intangible assets for 2004, 2003 and 2002 was $1.4 million, $0.9 million and $1.2 million, respectively. Amortization expense for intangible assets is estimated to be $1.6 million in 2005, $1.2 million in 2006, $0.5 million in 2007, $0.1 million in 2008 and $0 in 2009.
      Changes in goodwill for the years ended December 31, 2004 and 2003 were as follows (in thousands):

	2004	2003

Beginning of year balance	$32,937	$32,937
MRP acquisition	4,836	—

End of year balance	$37,773	$32,937

ARBITRON INC.
Notes to Consolidated Financial Statements — (Continued)
6.     Accrued Expenses and Other Current Liabilities
      Accrued expenses and other current liabilities as of December 31, 2004 and 2003 consist of the following (in thousands):

	2004	2003

Employee compensation and benefits	$17,307	$14,332
Federal and state income taxes	5,078	7,837
Royalties due to Scarborough	5,484	3,046
Interest	830	842
Sales and value added taxes	1,403	1,091
Other	853	971

	$30,955	$28,119

7.     Purchase Acquisition
      On March 11, 2004, Arbitron acquired certain assets of Marketing Resources Plus from Interactive Market Systems, Inc., part of the VNU Media Measurement and Information Group, for $8.9 million in cash. The $8.9 million purchase price was allocated as follows: $0.5 million in tangible net assets, $3.6 million in identifiable intangible assets and $4.8 million in goodwill.
8.     Long-term Debt
      Long-term debt as of December 31, 2004 and 2003 consisted of the following (in thousands):

	2004	2003

Senior fixed rate notes	$50,000	$50,000
Revolving credit facility	—	55,000

	$50,000	$105,000

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
      Arbitron’s commitment under the Credit Facility, which was $225.0 million at inception, had been reduced to $0.2 million as of December 28, 2004. Available borrowings under the Credit Facility were $0.1 million as of December 31, 2004. A letter of credit remained outstanding in the amount of $0.1 million on the Credit Facility as of December 31, 2004. On January 27, 2005, the letter of credit was discontinued. On January 31, 2005, the Credit Facility was terminated at the request of Arbitron.
      Upon consummation of the spin-off, the Company issued $50.0 million of senior secured notes due January 31, 2008, and distributed the proceeds to Ceridian. The notes bear interest at a fixed rate of 9.96%. The senior secured notes agreement contains covenants. The agreement also contains a make-whole provision that applies in the event of early prepayment of principal. The fair value of the senior secured notes as of December 31, 2004 and 2003 was $53.8 million and $55.3 million, respectively, and was estimated using a cash flow valuation model and available market data for securities with similar maturity dates. Under the

ARBITRON INC.
Notes to Consolidated Financial Statements — (Continued)
terms of the senior secured notes, the Company is required to maintain certain other financial ratios, in addition to the leverage ratio, and meet other financial conditions. The senior secured notes limits, among other things, the Company’s ability to buy or sell assets, incur additional indebtedness, grant or incur liens on its assets, make investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations. The Company was in compliance with its covenants as of December 31, 2004.
      If a default occurs under the borrowings, the lenders under Arbitron’s secured senior notes could proceed against the lenders’ collateral, which includes a first priority lien on substantially all of the assets of Arbitron and its domestic subsidiaries and a pledge of the capital stock of all of its domestic subsidiaries and of 65% of the capital stock of its foreign subsidiaries. In addition, a default may result in higher rates of interest and the inability to obtain additional capital.
      Interest paid in 2004 and 2003 was $7.4 million and $11.8 million, respectively.
      Annual maturities of the Company’s long-term debt based on projected commitment reductions is $0 in 2005, $0 in 2006, $0 in 2007, $50.0 million in 2008 and $0 in 2009. As of December 31, 2004, the Company had outstanding letters of credit of $0.1 million. The outstanding letter of credit was terminated on January 27, 2005.

9.	Interest Rate Swap
      The Company entered into an interest rate swap agreement effective March 29, 2001, to hedge its exposure to fluctuations in interest rates relating to its outstanding variable rate debt. The interest rate swap agreement was designated as a cash flow hedge, and was designed to be entirely effective by matching the terms of the swap agreement with the debt. The fair value of the cash flow hedge had been recorded as a noncurrent liability, and the offsetting unrealized loss had been recorded in accumulated other comprehensive loss until September 30, 2004. On September 30, 2004, the Company paid down the debt and retired the swap and recognized a loss of $0.1 million, which was recorded as interest expense in the 2004 consolidated statement of income.
      The Company’s risk-management objective for entering into the interest rate swap was to mitigate its exposure to interest rate risk. The Company’s initial strategy was to lock into a fixed rate of interest with a pay-fixed, receive-variable interest rate swap, thereby hedging exposure to the variability in future cash flows.

10.	Comprehensive Income
      The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, changes in additional minimum pension liabilities and changes in unrealized gains and losses on the interest rate swap agreement.

ARBITRON INC.
Notes to Consolidated Financial Statements — (Continued)
      The components of comprehensive income for the years ended December 31, 2004, 2003 and 2002 were as follows (in thousands):

	2004	2003	2002

Net income	$60,565	$49,873	$42,755
Other comprehensive income (loss)
Change in foreign currency translation adjustment	230	306	246
Change in fair value of interest rate swap	1,171	3,125	15
Change in additional minimum pension liabilities	168	(1,680)	(2,942)
Income tax benefit, net	(696)	(505)	1,138

Comprehensive income	$61,438	$51,119	$41,212

      The components of accumulated other comprehensive loss as of December 31, 2004 and 2003 were as follows (in thousands):

	2004	2003

Foreign currency translation adjustment	$466	$236
Unrealized loss on interest rate swap	—	(1,171)
Additional minimum pension liability	(4,538)	(4,706)
Income tax benefit	1,568	2,264

	$(2,504)	$(3,377)

11.	Commitments and Contingencies

Leases
      Arbitron conducts all of its operations in leased facilities and leases certain equipment which have minimum lease obligations under noncancelable operating leases. Certain of these leases contain rent escalations based on specified percentages. Most of the leases contain renewal options and require payments for taxes, insurance and maintenance. Rent expense is charged to operations as incurred except for escalating rents, which are charged to operations on a straight-line basis over the life of the lease. Rent expense was $9.1 million, $8.5 million and $8.4 million in 2004, 2003 and 2002, respectively.
      Future minimum lease commitments under noncancelable operating leases having an initial term of more than one year, are as follows (in thousands):

2005	$8,918
2006	8,305
2007	4,410
2008	3,686
2009	3,480
Thereafter	8,865

$37,664

ARBITRON INC.
Notes to Consolidated Financial Statements — (Continued)

Legal Matters
      The Company is involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which the Company is a party or to which the property of the Company is subject.

12.	Income Taxes
      The provision for income taxes is based on income recognized for consolidated financial statement purposes and includes the effects of permanent and temporary differences between such income and income recognized for income tax return purposes. As a result of the spin-off, deferred tax assets consisting of net operating loss and credit carryforwards were transferred from Ceridian to Arbitron, along with temporary differences related to the Arbitron business. The net operating loss carryforwards will expire in varying amounts from 2005 to 2022. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.
      The components of income before income tax expense and a reconciliation of the statutory federal income tax rate to the income tax rate on income before income tax expense for the years ended December 31, 2004, 2003 and 2002 are as follows (dollars in thousands):

	2004	2003	2002

Income before income tax expense:
U.S.	$91,469	$80,357	$69,591
International	157	737	(71)

Total	$91,626	$81,094	$69,520

Income tax expense:
Current:
U.S.	$10,553	$28,925	$2,188
State and other	(2,240)	4,231	1,672

	8,313	33,156	3,860

Deferred:
U.S.	18,455	(1,729)	21,304
State and other	6,500	(206)	1,601
Reduction in valuation allowance	(2,207)	—	—

Total	22,748	(1,935)	22,905

	$31,061	$31,221	$26,765

U.S. statutory rate	35%	35%	35%

ARBITRON INC.
Notes to Consolidated Financial Statements — (Continued)

	2004	2003	2002

Income tax expense at U.S. statutory rate	$32,069	$28,383	$24,332
State income taxes, net of federal benefit	2,769	2,616	2,145
Meals and entertainment	295	261	260
Reduction in valuation allowance for State NOLs	(2,207)	—	—
Reversal of reserve for tax contingencies	(1,718)	—	—
Other	(147)	(39)	28

Income tax expense	$31,061	$31,221	$26,765

Effective tax rate	33.9%	38.5%	38.5%

      The effective tax rate of 33.9% was lower in 2004 than the effective tax rate of 38.5% in 2003 because certain reserves for tax contingencies were reversed in the third quarter of 2004 due to guidance in an Internal Revenue Service Revenue Procedure. Also in the third quarter of 2004, the valuation allowance on the deferred tax assets related to state net operating loss carryforwards was reduced due to higher actual and projected taxable income in the applicable states. The net benefit of these changes was $4.2 million in 2004.
      Reserves have been recorded for unasserted contingent claims as the Company is subject to federal and state audits throughout the normal course of operations.
      Pursuant to an Internal Revenue Service Revenue Procedure issued during the second quarter of 2004, the Company changed its tax method of accounting for advanced customer payments. Primarily as a result of the method change, income taxes of approximately $21.8 million paid in 2003 were applied toward the Company’s 2004 tax liability, and the deferred tax assets no longer include a temporary difference for deferred revenue. Temporary differences and the resulting deferred income tax assets as of December 31, 2004 and 2003 were as follows (in thousands):

	2004	2003

Deferred tax assets:
Deferred revenue	$—	$21,942
Income tax benefit of other comprehensive loss	1,568	2,264
Depreciation	752	1,062
Accruals	3,335	2,628
Net operating loss carryforwards	5,079	5,034
Other deferred tax assets	615	342

	11,349	33,272
Deferred tax liabilities:
Goodwill and other intangible amortization	$(3,078)	$(1,178)
Other deferred tax liabilities	(884)	(1,265)

	(3,962)	(2,443)

Net deferred tax assets:	$7,387	$30,829

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which the temporary differences become deductible and before tax credits or net operating loss carryforwards expire. Management considered historical results of Arbitron during the previous three years and projected future taxable income

ARBITRON INC.
Notes to Consolidated Financial Statements — (Continued)
and determined no valuation allowance was required at December 31, 2004 and 2003, except for state operating loss carryforwards, which are presented net of a valuation allowance of $1.2 million and $7.8 million, respectively.
      Income taxes paid in 2004 and 2003 were $5.6 million and $27.0 million, respectively.

13.	Retirement Plans

Pension Benefits
      Arbitron’s United States employees participate in a defined benefit pension plan that closed to new participants effective January 1, 1995. Benefits under the plan for most employees are calculated using the final five year average salary of the employee. Employees participate in this plan by means of salary deduction contributions. Retirement plan funding amounts are based on independent consulting actuaries’ determination of the Employee Retirement Income Security Act of 1974 funding requirements.
      Due primarily to a drop in the discount rate and the effect of the plan’s investment experience as of the September 30, 2004 and 2003 measurement dates on the valuation of plan assets, the accrued benefit obligation of the plan exceeded the fair value of plan assets. Pension expense was $1.2 million, $1.0 million and $0.5 million for 2004, 2003 and 2002, respectively. The Company’s pension obligations exceeded plan assets by $5.1 million and $4.7 million as of September 30, 2004 and 2003, respectively.
      The Company’s overall expected long-term rate of return on assets is 8.0%. Arbitron employs a total return investment approach whereby a mix of equities and fixed income investments is used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth and value stocks. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and periodic investment performance reviews.
      Arbitron’s pension plan weighted-average asset allocations as of September 30, 2004 and 2003, by asset category were as follows:

	Plan Assets as
	of
	September 30,

Asset Category	2004	2003

Equity Securities	59%	58%
Debt Securities	39%	40%
Cash and Cash Equivalents	2%	2%

Total	100%	100%

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

ARBITRON INC.
Notes to Consolidated Financial Statements — (Continued)
      Arbitron’s estimate for contributions to be paid in 2005 is $1.0 million. The expected benefit payments are as follows (in thousands):

2005	$805
2006	744
2007	1,092
2008	1,180
2009	1,315
2010-2014	8,492

$13,628

      The funded status of the plan as of the measurement dates of September 30, 2004 and 2003, and change in funded status for the annual period ended September 30, 2004 and 2003 are shown in the accompanying table, along with the net periodic pension cost and assumptions used in calculations.

Postretirement Benefits
      Arbitron provides health care benefits for eligible retired employees who participate in the pension plan and were hired before January 1, 1992. These postretirement benefits are provided by several health care plans in the United States for both pre-age 65 retirees and certain grandfathered post-age 65 retirees. Employer contributions to these plans differ for various groups of retirees and future retirees. Employees hired before January 1, 1992 and retiring after that date may enroll in plans for which a company subsidy is provided through age 64.
      The Company’s postretirement benefit liability was $0.7 million and $0.6 million, as of December 31, 2004 and 2003, respectively. The Company’s postretirement benefit expense was $0.1 million in the years ended December 31, 2004, 2003 and 2002.
      Arbitron does not expect to make contributions in 2005. The expected benefit payments are as follows (in thousands):

2005	$24
2006	37
2007	47
2008	59
2009	71
2010-2014	472

$710

      The accompanying table presents the balances of and changes in the aggregate benefit obligation as of the measurement dates of September 30, 2004 and 2003, and the components of net periodic postretirement benefit cost. The plan is unfunded.

ARBITRON INC.
Notes to Consolidated Financial Statements — (Continued)

	Defined Benefit
	Pension Plan		Postretirement Plan
	September 30,		September 30,

	2004	2003	2004	2003

	(Dollars in thousands)
Change in benefit obligation during the period
At beginning of period	$22,330	$19,558	$802	$674
Service cost	742	559	31	19
Interest cost	1,415	1,304	63	45
Plan participants’ contributions	343	342	7	3
Actuarial loss	1,222	1,055	451	67
Benefits paid	(394)	(488)	(16)	(6)

At end of period	$25,658	$22,330	$1,338	$802

Change in fair value of plan assets
At beginning of period	$17,630	$14,880	$—	$—
Actual return on plan assets	1,940	417	—	—
Employer contribution	1,078	2,479	9	3
Plan participants’ contributions	343	342	7	3
Benefits paid	(394)	(488)	(16)	(6)

At end of period	$20,597	$17,630	$—	$—

Funded status of plan
Funded status	$(5,061)	$(4,700)	$(1,338)	$(802)
Unrecognized net actuarial loss	8,390	8,091	616	189
Unrecognized prior service cost	116	138	—	—
Fourth quarter participant contributions	—	—	19	2
Intangible asset	(116)	(138)	—	—
Amount included in comprehensive income	(4,527)	(4,301)	—	—

Net liability	$(1,198)	$(910)	$(703)	$(611)

Net periodic cost
Service cost of benefits	$742	$559	$31	$19
Interest cost	1,415	1,304	63	45
Expected return on plan assets	(1,486)	(1,322)	—	—
Amortization of net actuarial loss	469	430	23	6
Amortization of prior service cost	22	22	—	—

Total	$1,162	$993	$117	$70

Weighted-average assumptions
Discount rate
Components of cost	6.25%	6.75%	6.25%	6.75%
Benefit obligations	6.00%	6.25%	6.00%	6.25%
Expected return on plan assets	8.00%	8.00%	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

ARBITRON INC.
Notes to Consolidated Financial Statements — (Continued)
      The accumulated benefit obligation for the defined benefit pension plan was $21.8 million and $18.5 million as of September 30, 2004 and 2003, respectively.
      The assumed health care cost trend rate used in measuring the postretirement benefit obligation was 8.30% for pre-age 65 and post-age 65 in 2004, with pre-age and post-age 65 rates declining to an ultimate rate of 5.75% in 2007. A 1% change in this rate would change the benefit obligation by approximately $0.1 million and the aggregate service and interest cost by less than $0.1 million.
     Supplemental Retirement
      Arbitron also sponsors two nonqualified supplemental retirement plans. The projected benefit obligation at September 30, 2004 and 2003 was $2.0 million and $2.9 million, respectively. The accumulated benefit obligation at September 30, 2004 and 2003 was $1.2 million and $1.1 million, respectively. Net periodic pension costs were $0.5 million for 2004, $0.2 million for 2003 and less than $0.1 million for 2002. As of December 31, 2004 and 2003, prepaid pension costs of $0.4 million and $0.4 million, respectively, held in benefit protection trusts were included in other noncurrent assets in the consolidated balance sheets. The change in additional minimum liability for the years ended December 31, 2004 and 2003, was $(0.4) million and $0.4 million, respectively.
     401(k) Plan
      Arbitron employees may also participate in a defined contribution plan that is sponsored by the Company. The plan generally provides for employee salary deferral contributions of up to 17% of eligible employee compensation. Under the terms of the plan, Arbitron contributes a matching contribution of 50% up to a maximum of 3% to 6% of eligible employee compensation. The employer may also make an additional discretionary matching contribution of up to 30% up to a maximum of 3% to 6% of eligible employee compensation. Arbitron’s costs with respect to its contributions to the defined contribution plan were $1.9 million, $1.5 million and $1.4 million in 2004, 2003 and 2002, respectively.
14.     Stock-Based Compensation
      The Company has two stock incentive plans (“SIP”) from which awards of stock options, restricted stock awards and performance unit awards are granted to eligible participants: the 1999 SIP, which was approved by the Company’s stockholders, and the 2001 SIP, which was not approved by the Company’s stockholders. Eligible participants in the 1999 and 2001 SIPs include all employees of the Company and any nonemployee director, consultant and independent contractor of the Company. Stock options awarded to employees under the 1999 and 2001 SIPs generally vest annually over a three-year period, have five-year and ten-year terms and have an exercise price that may not be less than the fair market value of the underlying stock at the date of grant. Stock awards granted to directors under the 1999 SIP generally are exercisable in six months, have 10-year terms and have an exercise price that may not be less than the fair market value of the underlying stock at the date of grant. As of December 31, 2004, shares available for grant were 1,302,920 and 141,663 under the 1999 and 2001 SIPs, respectively.

ARBITRON INC.
Notes to Consolidated Financial Statements — (Continued)
      Stock option activity and options outstanding for the years ended December 31, 2004, 2003 and 2002 were as follows:

			Weighted
	Exercise price		average exercise
	per share	Outstanding	price of options

Options in Arbitron stock, December 31, 2001	$5.88 – $42.71	3,701,680	$22.89
Granted	30.23 – 37.02	546,024	34.67
Exercised	5.88 – 32.86	(375,415)	18.95
Canceled	14.21 – 34.61	(49,006)	23.62

Options in Arbitron stock, December 31, 2002	$8.62 – $42.71	3,823,283	$24.95

Granted	$31.25 – $41.72	585,437	$34.79
Exercised	8.62 – 34.61	(1,069,818)	22.86
Canceled	20.95 – 35.08	(55,970)	27.33

Options in Arbitron stock, December 31, 2003	$13.92 – $42.71	3,282,932	$27.34

Granted	$36.38 – $43.90	490,393	$38.03
Exercised	13.92 – 35.08	(887,297)	22.97
Canceled	14.21 – 35.08	(37,039)	34.64

Options in Arbitron stock, December 31, 2004	$18.85 – $43.90	2,848,989	$30.45

      Weighted average characteristics of outstanding and exercisable stock options by exercise price range as of December 31, 2004 were as follows:

	Outstanding Options			Exercisable Options

		Average	Weighted		Weighted
		remaining	average		average
Range of	Number of	contractual	exercise	Number of	exercise
exercise price	options	life	price	options	price

$18.85 – $23.91	804,743	2.46	$21.95	788,243	$21.97
23.92 – 34.20	690,055	3.53	29.08	665,390	29.00
34.21 – 35.70	786,596	3.19	34.88	321,264	34.83
35.71 – 43.90	567,595	9.17	38.03	159,038	37.63

$18.85 – $43.90	2,848,989	4.26	$30.45	1,933,935	$27.81

      The Company’s Employee Stock Purchase Plan (“ESPP”) provides for the issuance of up to 600,000 shares of newly issued or treasury common stock of Arbitron. The purchase price of the stock to ESPP participants is 85% of the lesser of the fair market value on either the first day or the last day of the applicable three-month offering period.
15.     Significant Customers and Concentration of Credit Risk
      Arbitron’s quantitative radio audience measurement service and related software sales accounted for approximately 85% of its revenue in 2004, the largest portion of which is provided to radio broadcasters. Arbitron has two customers that individually represent 10% or more of its revenue. For the years 2004, 2003 and 2002, those customers represented 21% and 10%, 21% and 10%, and 21% and 11%, respectively, of the Company’s revenue. Although the industry consolidation has led to a concentration of Arbitron’s customer base, the Company believes that the consolidating enterprises are well financed, publicly held companies with

ARBITRON INC.
Notes to Consolidated Financial Statements — (Continued)
whom it has good relationships. Arbitron routinely assesses the financial strength of its customers and has experienced only nominal losses on its trade accounts receivable.
16.     Financial Instruments
      Fair values of trade accounts receivable and accounts payable approximate carrying values due to their short-term nature. The fair value of the senior secured notes as of December 31, 2004 and 2003 was $53.8 million and $55.3 million, respectively, and was estimated using a cash flow valuation model and available market data for securities with similar maturity dates.
17.     Stock Repurchase
      On September 9, 2004, the Company announced that its Board of Directors authorized a repurchase program under which the Company could purchase up to $25.0 million of its outstanding common stock through December 31, 2004. As of December 31, 2004, the Company had repurchased an aggregate of 666,100 shares under the program for an aggregate purchase price of $25.0 million.
18.     Subsequent Event
      Arbitron announced on February 28, 2005 that its Board of Directors approved the payment of the Company’s first cash dividend of $0.10 per common share. The dividend will be paid on April 1, 2005 to stockholders of record as of the close of business on March 15, 2005.
19.     Quarterly Information (Unaudited) (dollars in thousands, except per share data)

	Three Months Ended
					Year Ended
	March 31	June 30	September 30	December 31	December 31

2004
Revenue	$76,585	$65,084	$81,965	$72,919	$296,553
Operating income	33,234	12,019	34,836	10,795	90,884
Net income	18,104	8,615	24,228	9,618	60,565
Net income per weighted average common share
Basic	$0.59	$0.28	$0.78	$0.31	$1.96
Diluted	$0.57	$0.27	$0.77	$0.31	$1.92

2003
Revenue	$71,354	$61,448	$75,319	$65,429	$273,550
Operating income	31,109	12,669	31,261	10,898	85,937
Net income	16,118	8,006	17,011	8,738	49,873
Net income per weighted average common share
Basic	$0.54	$0.27	$0.56	$0.29	$1.66
Diluted	$0.53	$0.26	$0.55	$0.28	$1.63

Arbitron, Inc.
Consolidated Schedule of Valuation and Qualifying Accounts
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	2004	2003	2002

Allowance for doubtful trade accounts receivable:
Balance at beginning of year	$1,081	$1,043	$995
Additions charged to expenses	305	324	294
Additions through business acquisition	75	—	—
Write-offs net of recoveries	(337)	(286)	(246)

Balance at end of year	$1,124	$1,081	$1,043

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
      The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 of the rules promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the most recent fiscal year. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.
Management’s Report on Internal Control Over Financial Reporting
      Arbitron’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Our management has concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which report is included herein.
Changes in Internal Control Over Financial Reporting
      There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION
      On November 16-17, 2004, the Board of Directors of Arbitron approved certain increases in the compensation payable to the nonemployee directors, effective January 1, 2005. Under the revised compensation arrangements, each director who is not also an employee of Arbitron or its subsidiaries is paid an annual retainer fee of $30,000, which is paid in quarterly installments. The nonemployee chair of the Audit Committee is paid a supplemental annual cash payment of $10,000; nonemployee chairs of the Compensation and Human Resources Committee, the Nominating Committee and the Technology Strategy Committee are paid a supplemental annual cash payment of $7,500. For each Board meeting attended, in person or by telephone, participating nonemployee directors receive $1,500. For each committee meeting attended, in person, participating nonemployee directors receive $1,500; and $750 for each committee meeting held by telephone.
      Each newly elected nonemployee director will receive a one-time grant of an option to purchase 15,000 shares of Arbitron common stock. These options will become exercisable in three equal installments of 5,000 shares over a three-year period and will expire 10 years from their date of grant. Beginning the year after initial election to the Board of Directors, each nonemployee director will also receive an annual grant of an option to purchase 7,000 shares of Arbitron common stock on the date of the annual meeting of stockholders. The exercise price per share of each option granted will be 100% of the fair market value of the underlying Arbitron common stock on the date the option is granted. The options will be fully vested on the date of grant and become exercisable in full six months after their date of grant and will expire 10 years from the date of grant. The Chairman of the Board of Directors will also receive an annual stock option grant to purchase 10,000 shares in addition to the initial and annual option grants discussed above. These options will be fully vested on the date of grant and become exercisable in full six months after their date of grant and will expire 10 years from the date of grant.
      The Company previously has adopted a Nonemployee Director Incentive Program, as a component of its 1999 Stock Incentive Plan, which permits nonemployee directors to receive, at their discretion, either stock options or deferred stock units in lieu of their annual cash retainers and meeting fees. A director who elects to receive options receives a number of options based on a calculation approved by the Board of Directors. The formula for determining the number of option shares is to divide the cash fees earned in the quarter by the closing price of Arbitron stock on the date of the grant, which is the last trading day of the quarter. This amount is then multiplied by four to arrive at the number of option shares granted. A director who elects to receive deferred stock units receives a number of units based on a calculation approved by the Board of Directors. The formula for determining the number of deferred stock units is to multiply the cash fees earned in the quarter by 120 percent and divide the result by the closing price of Arbitron stock on the date of the grant, which is the last trading day of the quarter.
      A schedule outlining the terms of the current director compensation arrangements is filed herewith as Exhibit 10.18 and is incorporated by reference herein.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Arbitron has adopted a Code of Ethics for the Chief Executive Officer and Financial Managers (“Code of Ethics”), which applies to the Chief Executive Officer, the Chief Financial Officer and all managers in the Financial Organization of Arbitron. The Code of Ethics is available on Arbitron’s Web site at www.arbitron.com. The Company intends to disclose any amendment to, or a waiver from, a provision of its Code of Ethics on its Web site within four business days following the date of the amendment or waiver.
      Biographical information of Directors and Executive Officers required by this item is included in the sections entitled “Election of Directors” and “Executive Compensation and Other Information” of the definitive proxy statement for the Annual Stockholders Meeting to be held in 2005 (the “proxy statement”), which is incorporated herein by reference and will be filed with the Securities and Exchange Commission not later than 120 days after the close of Arbitron’s fiscal year ended December 31, 2004.
      Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item is included in the section entitled “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” of the proxy statement, which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
      Information required by this item is included in the sections entitled “Election of Directors — Director Compensation” and “Executive Compensation and Other Information” of the proxy statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      Information required by this item regarding security ownership of certain beneficial owners and management is included in the section entitled “Stock Ownership Information” of the proxy statement, which is incorporated herein by reference.

      The following table summarizes the equity compensation plans under which Arbitron’s common stock may be issued as of December 31, 2004.

Number of
securities
	Number of	Weighted-	remaining available
	securities to be	average exercise	for future issuance
	issued upon	price of	under equity
	exercise of	outstanding	compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected
	and rights	rights	in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,404,618	$30.87	1,302,920
Equity compensation plans not approved by security holders	444,371	$28.15	141,663

Totals	2,848,989	$30.45	1,444,583

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
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
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) Documents filed as part of this report

(1) Financial Statements: The following financial statements, together with the report thereon of independent auditors, are included in this Report:

•	Independent Registered Public Accounting Firm Reports

•	Consolidated Balance Sheets as of December 31, 2004 and 2003

•	Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

•	Notes to Consolidated Financial Statements for the Years Ended December 31, 2004, 2003 and 2002

(2) Consolidated Financial Statement Schedule of Valuation and Qualifying Accounts

(3) Exhibits:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation) (Filed as Exhibit 4.01 to Ceridian’s Registration Statement on Form S-8 (File No. 33-54379) and incorporated herein by reference).

Exhibit No.	Description

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation) (Filed as Exhibit 3 to Ceridian’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation) (Filed as Exhibit 3.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).
3.4	Certificate of Amendment to Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation) (Filed as Exhibit 3.4 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
3.5	First Amended and Restated Bylaws of Arbitron Inc., effective as of August 29, 2002 (Filed as Exhibit 3.1 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).
4.1	Specimen of Common Stock Certificate (Filed as Exhibit 4.1 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.1	Distribution Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.1 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).
10.2	Personnel Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.2 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).
10.3	Tax Matters Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.3 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).
10.4	Transition Services Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.4 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).
10.5	Sublease Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.5 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).
10.6	Credit Agreement, dated as of January 31, 2001, by and among Arbitron Inc. and the Lenders referred to therein and Bank of American, N.A., as administrative agent (Filed as Exhibit 10.6 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.7	Note Purchase Agreement, January 31, 2001, by and among Arbitron Inc. and the Note Holders referred to therein (Filed as Exhibit 10.7 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.8	Secured Subordinated Promissory Notes maturing January 31, 2008 of Arbitron Inc. (Filed as Exhibit 10.8 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.9	Subsidiary Guaranty, dated as of January 31, 2001, of Arbitron Holdings Inc. in favor of the Lenders referred to therein, the Swap Provider referred to therein and the Note Holders referred to therein (Filed as Exhibit 10.9 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.10	Arbitron Executive Investment Plan.*
10.11	Arbitron Inc. 1999 Stock Incentive Plan (Filed as Exhibit 10.10 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).*
10.12	Form of Non-Qualified Stock Option Agreement (Filed as Exhibit 10.1 to Arbitron’s Current Report on Form 8-K, dated February 23, 2005 and incorporated herein by reference).*

Exhibit No.	Description

10.13	Form of Non-Qualified Stock Option Agreement for Annual Non-Employee Director Stock Option Grants (Filed as Exhibit 10.2 to Arbitron’s Current Report on Form 8-K, dated February 23, 2005 and incorporated herein by reference).*
10.14	Form of Non-Qualified Stock Option Agreement for Initial Non-Employee Director Stock Option Grants (Filed as Exhibit 10.3 to Arbitron’s Current Report on Form 8-K, dated February 23, 2005 and incorporated herein by reference).*
10.15	Form of Non-Qualified Stock Option Agreement in Lieu of Fees Grants (Filed as Exhibit 10.4 to Arbitron’s Current Report on Form 8-K, dated February 23, 2005 and incorporated herein by reference).*
10.16	Arbitron Inc. Director Deferred Compensation Procedures.*
10.17	Form of Deferred Stock Unit Agreement for Non-Employee Directors (Filed as Exhibit 10.5 to Arbitron’s Current Report on Form 8-K, dated February 23, 2005 and incorporated herein by reference).*
10.18	Director Compensation Schedule.*
10.19	Schedule of 2004 Bonuses and 2005 Bonus Parameters for Named Executive Officers.*
10.20	Arbitron Inc. Benefit Equalization Plan.*
10.21	Arbitron Inc. 2001 Broad Based Stock Incentive Plan (Filed as Exhibit 10.14 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).
10.22	Executive Employment Agreement, dated April 1, 2001, by and between Arbitron Inc. and Stephen B. Morris (Filed as Exhibit 10.15 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).*
10.23	Amendment No. 1 to the Executive Employment Agreement between Arbitron Inc. and Stephen B. Morris (Filed as Exhibit 10.18 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).*
10.24	Amendment No. 2 to the Executive Employment Agreement between Arbitron Inc. and Stephen B. Morris (Filed as Exhibit 10.19 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).*
10.25	Form of Executive Retention Agreement (Filed as Exhibit 10.20 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).*
10.26	Customer Contract, dated as of December 27, 2004, by and between Arbitron Inc. and Clear Channel Communications, Inc.†
21	Subsidiaries of Arbitron Inc.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan, contract or arrangement required to be filed as an Exhibit.

†	A request for confidential treatment has been submitted with respect to this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.
      (b) Exhibits
           See (a)(3), above.
      (c) Financial Statement Schedules
           See (a)(2), above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

ARBITRON INC.

By:	/s/ Stephen B. Morris

Stephen B. Morris
Chief Executive Officer and President
Date: March 8, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Stephen B. Morris Stephen B. Morris		Chief Executive Officer, President and Director (Principal Executive Officer)	March 8, 2005

/s/ William J. Walsh William J. Walsh		Executive Vice President of Finance and Planning and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 8, 2005

* Alan W. Aldworth		Director

* Erica Farber		Director

* Kenneth F. Gorman		Director

* Philip Guarascio		Director

* Larry E. Kittelberger		Director

* Luis B. Nogales		Director

* Lawrence Perlman		Director

* Richard A. Post		Director

*By:	/s/ Dolores L. Cody Dolores L. Cody Attorney-in-Fact		March 8, 2005