Form 10-Q
period 2005-03-31
ARBITRON INC
filed 2005-05-06
CIK 109758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

     The registrant had 31,417,816 shares of common stock, par value $0.50 per share, outstanding as of April 29, 2005.

ARBITRON INC.

INDEX

Page No.
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets – March 31, 2005 and December 31, 2004	3

Consolidated Statements of Income – Three Months Ended March 31, 2005 and 2004	4

Consolidated Statements of Cash Flows – Three Months Ended March 31, 2005 and 2004	5

Notes to Consolidated Financial Statements – March 31, 2005	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II – OTHER INFORMATION

Item 6. Exhibits	19

Signature	21

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ARBITRON INC.
Consolidated Balance Sheets
(In thousands, except par value data)

	March 31,	December 31,
	2005	2004
	(unaudited)	(audited)
Assets

Current assets
Cash and cash equivalents	$121,566	$86,901
Trade accounts receivable, net of allowance for doubtful accounts of $1,172 in 2005 and $1,124 in 2004	22,259	23,369
Deferred tax assets	4,362	4,362
Prepaid expenses and other current assets	6,770	5,529

Total current assets	154,957	120,161

Investment in affiliate	7,040	12,130
Property and equipment, net of accumulated depreciation of $20,411 in 2005 and $19,456 in 2004	19,811	18,536
Goodwill, net	37,773	37,773
Other intangibles, net	2,988	3,381
Noncurrent deferred tax assets	2,065	3,025
Other noncurrent assets	1,031	1,115

Total assets	$225,665	$196,121

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$5,142	$5,444
Accrued expenses and other current liabilities	36,239	30,955
Deferred revenue	54,324	59,608

Total current liabilities	95,705	96,007

Noncurrent liabilities
Long-term debt	50,000	50,000
Other noncurrent liabilities	5,259	4,734

Total liabilities	150,964	150,741

Stockholders’ equity
Common stock, $0.50 par value, authorized 500,000 shares, issued 32,336 shares in 2005 and 2004	16,168	16,168
Additional paid-in capital	114,348	101,914
Accumulated earnings (net distributions to Ceridian in excess of accumulated earnings) prior to spin-off	(242,870)	(242,870)
Retained earnings subsequent to spin-off	190,073	173,360
Common stock held in treasury, 967 shares in 2005 and 1,376 shares in 2004	(484)	(688)
Accumulated other comprehensive loss	(2,534)	(2,504)

Total stockholders’ equity	74,701	45,380

Total liabilities and stockholders’ equity	$225,665	$196,121

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenue	$79,195	$76,585

Costs and expenses
Cost of revenue	20,218	21,697
Selling, general and administrative	16,153	14,791
Research and development	8,038	6,863

Total costs and expenses	44,409	43,351

Operating income	34,786	33,234

Proportionate share of net loss of affiliate	(2,090)	(1,328)

Income before interest and income tax expense	32,696	31,906
Interest income	609	202
Interest expense	1,051	2,429

Income before income tax expense	32,254	29,679
Income tax expense	12,418	11,575

Net income	$19,836	$18,104

Net income per weighted average common share
Basic	$0.64	$0.59
Diluted	$0.63	$0.57

Dividends declared per share	$0.10	$—

Weighted average common shares used in calculations
Basic	31,140	30,794
Potentially dilutive securities	388	709

Diluted	31,528	31,503

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities
Net income	$19,836	$18,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,017	1,108
Other amortization	393	210
Loss on asset disposals	50	178
Asset impairment charge	—	328
Deferred income taxes	979	4,861
Proportionate share of net loss of affiliate	2,090	1,328
Distributions from affiliate	3,000	2,600
Bad debt expense	123	100
Tax benefit from stock option exercises	2,651	1,331
Noncash compensation	96	49
Changes in operating assets and liabilities, excluding effects of business acquisition
Trade accounts receivable	954	3,905
Prepaid expenses and other assets	(2,539)	(2,387)
Accounts payable	(294)	(1,016)
Accrued expenses and other current liabilities	2,177	2,586
Deferred revenue	(5,280)	(7,890)
Other noncurrent liabilities	525	448

Net cash provided by operating activities	25,778	25,843

Cash flows from investing activities
Additions to property and equipment	(2,342)	(1,307)
Payment for business acquisition	—	(8,928)

Net cash used by investing activities	(2,342)	(10,235)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	11,270	4,676
Payment of long-term debt	—	(20,000)

Net cash provided (used) by financing activities	11,270	(15,324)

Effect of exchange rate changes on cash	(41)	91

Net increase in cash and cash equivalents	34,665	375

Cash and cash equivalents at beginning of period	86,901	68,433

Cash and cash equivalents at end of period	$121,566	$68,808

See notes to consolidated financial statements.

ARBITRON INC.
Notes to Consolidated Financial Statements
March 31, 2005
(unaudited)

1. Basis of Presentation and Consolidation

Presentation

     The accompanying unaudited consolidated financial statements of Arbitron Inc. (the “Company” or “Arbitron”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered for fair presentation have been included. The consolidated balance sheet as of December 31, 2004 was audited at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

ARBITRON INC.
Notes to Consolidated Financial Statements – Continued
March 31, 2005
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Net income, as reported	$19,836	$18,104
Add: Stock-based compensation expense, net of tax	59	30
Less: Stock-based compensation expense determined under fair value method, net of tax	1,032	718

Pro forma net income	$18,863	$17,416

Basic net income per weighted average common share, as reported	$0.64	$0.59
Pro forma basic net income per weighted average common share	$0.61	$0.57
Diluted net income per weighted average common share, as reported	$0.63	$0.57
Pro forma diluted net income per weighted average common share	$0.60	$0.55

Options granted to employees and directors	495,466	4,942
Weighted-average exercise price	$40.89	$42.38
Weighted-average fair value	$13.75	$10.57
Weighted-average assumptions:
Expected lives in years	6.5	4.0
Expected volatility	29.1%	27.3%
Expected dividend rate	1.00%	—
Risk-free interest rate	4.05%	2.74%

3. Long-Term Debt

     Long-term debt consisted of senior secured fixed-rate notes in the amount of $50.0 million as of March 31, 2005, and December 31, 2004. The notes bear interest at a fixed rate of 9.96% and mature January 31, 2008. The senior-secured-notes agreement contains certain financial covenants and also contains a make-whole provision that applies in the event of early prepayment of principal. The fair values of the senior secured notes as of March 31, 2005, and December 31, 2004, were $52.7 million and $53.8 million, respectively, and were estimated using a cash flow valuation model and available market data for securities with similar maturity dates. Under the terms of the senior secured notes, the Company is required to maintain certain financial ratios and meet other financial conditions. The senior secured notes limit, among other things, the Company’s ability to buy and sell assets, incur additional indebtedness, grant or incur liens on its assets, pay cash dividends over a certain amount, make investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations. The Company was in compliance with its covenants as of March 31, 2005.

     If a default occurs under the terms of Arbitron’s secured senior notes, the lenders could proceed against the lenders’ collateral, which includes a first-priority lien on substantially all of the assets of Arbitron and its domestic subsidiaries and a pledge of the capital stock of all of its domestic subsidiaries and of 65% of the capital stock of its foreign subsidiaries. In addition, a default may result in higher rates of interest and the inability to obtain additional capital.

ARBITRON INC.
Notes to Consolidated Financial Statements – Continued
March 31, 2005
(unaudited)

4. Stockholders’ Equity

     Changes in stockholders’ equity for the three months ended March 31, 2005, were as follows (in thousands):

						Tax
						Benefit
	Balance				Non-	from	Other	Balance
	as of			Common	cash	Stock	Compre-	as of
	Dec. 31,	Net	Dividends	Stock	Compen-	Option	hensive	March 31,
	2004	Income	Declared	Issued	sation	Exercises	Loss	2005
Common stock	$16,168	$—	$—	$—	$—	$—	$—	$16,168

Additional paid-in capital	101,914	—	—	9,687	96	2,651	—	114,348

Accumulated earnings (net distributions to Ceridian in excess of earnings)	(242,870)	—	—	—	—	—	—	(242,870)

Retained earnings subsequent to spin-off	173,360	19,836	(3,123)	—	—	—	—	190,073

Common stock held in treasury	(688)	—	—	204	—	—	—	(484)

Accumulated other comprehensive income (loss)	(2,504)	—	—	—	—	—	(30)	(2,534)

Total stockholders’ equity	$45,380	$19,836	$(3,123)	$9,891	$96	$2,651	$(30)	$74,701

Shares outstanding	30,960	—	—	409	—	—	—	31,369

5. Net Income Per Weighted Average Common Share

     The computations of basic and diluted net income per weighted average common share for the three months ended March 31, 2005, and 2004 are based on Arbitron’s weighted average shares of common stock and potentially dilutive securities outstanding, respectively.

     Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period.

6. Comprehensive Income

     The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments and changes in additional minimum pension liability.

ARBITRON INC.
Notes to Consolidated Financial Statements – Continued
March 31, 2005
(unaudited)

     The components of comprehensive income were as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net income	$19,836	$18,104
Items of other comprehensive income
Change in foreign currency translation adjustment	(48)	106
Change in fair value of interest rate swap	—	490
Income tax benefit (expense), net	18	(184)

Comprehensive income	$19,806	$18,516

     The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31,	December 31,
	2005	2004
Foreign currency translation adjustment	$418	$466
Additional minimum pension liability	(4,538)	(4,538)
Income tax benefit	1,586	1,568

Accumulated other comprehensive loss	$(2,534)	$(2,504)

7. Retirement Plans

     Arbitron’s United States employees participate in a defined-benefit pension plan that closed to new participants effective January 1, 1995. Arbitron subsidizes health care benefits for eligible retired employees who participate in the pension plan and were hired before January 1, 1992.

     The components of periodic benefit costs for the defined-benefit pension plan and postretirement plan were as follows (in thousands):

	Defined-Benefit		Postretirement
	Pension Plan		Plan
	Three Months		Three Months
	Ended March 31,		Ended March 31,
	2005	2004	2005	2004
Service cost	$202	$186	$10	$7
Interest cost	387	354	20	13
Expected return on plan assets	(410)	(381)	—	—
Amortization of prior service cost	6	5	—	—
Amortization of net loss	140	117	8	3

Net periodic benefit cost	$325	$281	$38	$23

ARBITRON INC.
Notes to Consolidated Financial Statements – Continued
March 31, 2005
(unaudited)

Arbitron estimates that it will contribute $1.0 million in 2005 to the defined-benefit pension plan.

8. New Accounting Pronouncement

     In December 2004, the FASB enacted Statement of Financial Accounting Standards 123 – revised 2004 (“SFAS 123R”), “Share-Based Payment”, which replaces SFAS No. 123, and supersedes APB Opinion No. 25. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R were to be effective for reporting periods beginning after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123R will be postponed until January 1, 2006, for calendar-year companies.

     Arbitron is required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 2 in the Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts for the three months ended March 31, 2005, and 2004. Although Arbitron has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have an adverse impact on the Company’s consolidated statements of income and net income per share.

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

     Additional important factors known to Arbitron that could cause forward-looking statements to turn out to be incorrect are identified and discussed from time to time in Arbitron’s filings with the Securities and Exchange Commission, including in particular the risk factors discussed under the caption “ITEM 1. BUSINESS – Business Risks” in Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

     Arbitron’s quantitative radio audience measurement business and related software sales accounted for approximately 95% of its revenue for the three months ended March 31, 2005. Consolidation in the radio broadcasting industry has led to Arbitron’s dependence on a limited number of key customers. In 2004, Clear Channel Communications, Inc. (“Clear Channel Communications”) and Infinity Broadcasting Corp. (“Infinity Broadcasting”) represented approximately 21% and 10%, respectively, of Arbitron’s revenue. Arbitron’s agreements with these customers are not exclusive and contain no renewal obligations. In August 2004, Arbitron entered into license agreements with Infinity Broadcasting, effective April 1, 2004, to provide audience estimates, software and other ancillary services to Infinity Broadcasting’s radio stations through the Company’s Winter 2008 survey. On December 27, 2004, the Company entered into new license agreements with Clear Channel Communications to provide radio ratings and software services for Clear Channel Communication’s radio stations and networks through the Company’s Fall 2008 survey.

     Arbitron cannot give any assurances that it could replace the revenue that would be lost should a key customer fail to renew all or part of its agreements with Arbitron. The loss of a key customer would materially impact Arbitron’s business, financial position and operating results.

     Due to the slow economic growth of the radio industry as well as the high penetration of current services in the core radio station business, Arbitron expects that its annual organic rate of revenue growth will be slower than historical trends for the foreseeable future.

     Arbitron entered into an agreement on May 31, 2000, with Nielsen Media Research, Inc. (“Nielsen Media Research”), a provider of U.S. television and cable audience measurement services, under which Arbitron granted Nielsen Media Research an option to join Arbitron in the potential commercial deployment of the Portable People Meter (“Portable People Meter” or “PPMSM”) in the United States for audience measurement services. In the event Nielsen Media Research exercises the option, the parties would form a joint venture to commercially deploy and operate the business of utilizing the Portable People Meter for the collection of listening and viewing audience data. In 2003, Arbitron worked with Nielsen Media Research on response rate issues and a variety of engineering tests. In 2004, Arbitron reported on the outcomes of three collaborative tests of the PPM that were conducted with Nielsen Media Research. Arbitron continues to work with Nielsen Media Research to resolve outstanding issues and to negotiate business terms for a potential Portable People Meter joint venture.

     In third quarter 2004, Arbitron began recruiting consumers to participate in a market demonstration to be conducted in Houston, Texas, in 2005 and 2006 to confirm the results of previous tests and demonstrate enhancements to the Portable People Meter system that have been made since it was tested in Philadelphia.

     A Portable People Meter business impact study that is being led by the Radio Advertising Bureau, and undertaken by Forrester Research, is researching the impact on the radio industry of electronic measurement and a move from diaries to the Portable People Meter for radio audience measurement. The study should be completed in mid-2005.

     As of January 1, 2005, BBM Canada, the Canadian industry cooperative for audience ratings, made the Portable People Meter the official ratings system for buying and selling commercial airtime on French-language television in the markets of Quebec and Montreal.

     In April 2005, TNS, Arbitron’s PPM licensee for certain countries in Europe, Asia-Pacific, the Middle East and Africa, announced an agreement of intent with the Norwegian National Radio’s Steering Committee to launch a Portable People Meter panel for radio. This could make Norway the first country to use the Portable People Meter as currency for radio ratings.

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

     On September 29, 2004, Arbitron announced that Arbitron and VNU, Inc. had agreed to jointly explore the development of a new national marketing research service which collects multi-media and purchase information from a common sample of consumers. On April 29, 2005, Arbitron and VNU, Inc., entered into a cost sharing agreement to share costs and capital expenditures associated with the development and deployment, by year-end 2005, of a pilot panel of more than 6,000 households as a demonstration of the national marketing service. A formal joint venture between Arbitron and VNU, Inc. for the national marketing panel is under discussion. Procter & Gamble is also collaborating with the two companies to help ensure that the service properly addresses the needs of marketers. This is a new type of service for which market acceptance is not yet known.

     The continuing development and anticipated rollout of PPM services will require significant capital resources and will increase Arbitron’s operating costs over the next several years. As a result of the national test marketing pilot panel, the Company expects to incur up to approximately $11.3 million of additional expenditures in 2005, approximately $4.3 million of which would constitute expenses that have a direct impact on the Company’s net income and approximately $7.0 million of which would be capitalizable. Furthermore, in the event Arbitron decides to proceed with commercializing either a PPM ratings service or a PPM marketing application service, significant additional start-up expenses would be incurred prior to revenue being generated from such commercialization which initially would adversely affect Arbitron’s financial position and operating results.

     Arbitron uses listener diaries to gather radio listening data from sample households in the United States local markets for which it currently provides radio ratings. A representative sample of the population in each local market is randomly selected for each survey and is recruited by telephone. It is increasingly difficult and more costly to obtain consent from the phone sample to participate in the surveys and to get a usable diary returned to Arbitron. Arbitron must achieve response rates sufficient to maintain confidence in its ratings, the support of the industry and accreditation by the Media Rating Council. Response rates are a quality measure of survey performance and an important factor impacting costs associated with data collection. Overall response rates have declined over the past several years. If response rates continue to decline further, Arbitron’s radio audience measurement business could be adversely affected. Arbitron commits extensive efforts and resources to address the decline of response rates. Additional initiatives in 20 low-response-rate markets have had a positive impact on response rates, which have increased by approximately 2.7% in those markets from the Fall 2003 to the Fall 2004 survey. In 2005 these additional initiatives are expanding into 10 more low-response-rate markets. In addition, the response rate decline in all markets slowed significantly from the Fall 2003 to the Fall 2004 survey compared to the Fall 2003 to the Fall 2002 survey.

     Arbitron announced on February 28, 2005, that its Board of Directors approved the payment of the Company’s first quarterly cash dividend of $0.10 per common share. The dividend was paid on April 1, 2005, to stockholders of record as of the close of business on March 15, 2005.

Critical Accounting Policies and Estimates

     Critical accounting policies and estimates are those that are both important to the presentation of the Company’s financial position and results of operations, and require management’s most difficult, complex or subjective judgments.

     The Company capitalizes software development costs with respect to major internal-use software initiatives or enhancements in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The costs are capitalized from the time that the preliminary project stage is completed and management considers it probable that the software will be used to perform the function intended until the time the software is placed in service for its intended use. Management performs an assessment quarterly to determine if it is probable that all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value. As of March 31, 2005, and December 31, 2004, the Company’s capitalized software developed for internal use had carrying amounts of $10.2 million and $8.5 million, respectively, including $6.0 million and $5.7 million, respectively, of software related to the Portable People Meter.

     Arbitron uses the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Management must make assumptions, judgments and estimates to determine the current provision for income taxes and also deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in the consolidated financial statements. Assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause actual income tax obligations to differ from estimates, thus impacting Arbitron’s financial position and results of operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2005 to the Three Months Ended March 31, 2004

     The following table sets forth information with respect to the consolidated statements of income of Arbitron:

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended		Increase		Percentage of
	March 31,		(Decrease)		Revenue
	2005	2004	Dollars	Percent	2005	2004

Revenue	$79,195	$76,585	$2,610	3.4%	100.0%	100.0%
Costs and expenses
Cost of revenue	20,218	21,697	(1,479)	(6.8%)	25.5%	28.3%
Selling, general and administrative	16,153	14,791	1,362	9.2%	20.4%	19.3%
Research and development	8,038	6,863	1,175	17.1%	10.2%	9.0%

Total costs and expenses	44,409	43,351	1,058	2.4%	56.1%	56.6%
Operating income	34,786	33,234	1,552	4.7%	43.9%	43.4%
Proportionate share of net loss of affiliate	(2,090)	(1,328)	(762)	(57.4%)	(2.6%)	(1.7%)

Income before interest and income tax expense	32,696	31,906	790	2.5%	41.3%	41.7%
Interest income	609	202	407	201.5%	0.7%	0.3%
Interest expense	1,051	2,429	(1,378)	(56.7%)	1.3%	3.2%

Income before income tax expense	32,254	29,679	2,575	8.7%	40.7%	38.8%
Income tax expense	12,418	11,575	843	7.3%	15.7%	15.1%

Net income	$19,836	$18,104	$1,732	9.6%	25.0%	23.7%

Net income per weighted average common share
Basic	$0.64	$0.59	$0.05	8.5%
Diluted	$0.63	$0.57	$0.06	10.5%

Other data
EBIT	$32,696	$31,906	$790	2.5%
EBITDA	$34,106	$33,224	$882	2.7%

EBIT and EBITDA Reconciliation
Net income	$19,836	$18,104	$1,732
Income tax expense	12,418	11,575	843
Interest income	609	202	407
Interest expense	1,051	2,429	(1,378)

EBIT	32,696	31,906	790
Depreciation and amortization	1,410	1,318	92

EBITDA	$34,106	$33,224	$882

     Revenue. Revenue increased 3.4% to $79.2 million for the three months ended March 31, 2005, from $76.6 million for the same period in 2004. Approximately $1.2 million of the increase was due to increases in the ratings and qualitative subscriber base, analytical software applications and escalations in multiyear customer contracts and contract renewals. The Marketing Resources Plus (“MRP”) acquisition accounted for $1.4 million of the increase. On March 11, 2004, Arbitron acquired certain assets of Marketing Resources Plus from Interactive Market Systems, Inc. for $8.9 million in cash. Revenue for the three months ended March 31, 2005, was impacted by $2.9 million due to the timing of the delivery of 17 Scarborough markets. These markets were delivered in the fourth quarter of 2004; therefore the revenue was recognized in the fourth quarter of 2004. In previous years these 17 markets had been delivered in the first quarter of the following year. Due to the slow economic growth of the radio industry as well as the high penetration of current services in the core radio station business, Arbitron expects that its annual organic rate of revenue growth will be slower than historical trends.

     Cost of Revenue. Cost of revenue decreased 6.8% to $20.2 million for the three months ended March 31, 2005, from $21.7 million for the same period in 2004, and decreased as a percentage of revenue to 25.5% in 2005 from 28.3% in 2004. The $1.5 million decrease was primarily related to a decrease in Scarborough royalties of $2.1 million, which is due to the timing of the delivery of 17 Scarborough markets. These markets delivered in the fourth quarter of 2004, therefore the royalties were recognized in the fourth quarter of 2004. The decrease in royalties was partially offset by increased data collection costs of $0.4 million.

     Selling, General and Administrative. Selling, general and administrative expenses increased 9.2% to $16.2 million for the three months ended March 31, 2005, from $14.8 million for the same period in 2004, and increased as a percentage of revenue to 20.4% in 2005 from 19.3% in 2004. The $1.4 million increase was due to increased U.S. Media Services (Arbitron’s core quantitative, qualitative and software application services) expenses of $0.8 million and increased PPM expenses of $0.4 million. The increase was also due to the MRP acquisition, which accounted for $0.8 million of the increase. These increases were partially offset by a decrease of $0.7 million in expenses for Online Radio Ratings Services, which was primarily due to the write-off of assets associated with the discontinuance of the Measurecast service in 2004. Due to SFAS 123R, Share-Based Payment, Arbitron expects that, with regard to the expensing of stock compensation, its selling, general and administrative expenses will increase substantially beginning January 1, 2006.

     Research and Development. Research and development expenses increased 17.1% to $8.0 million during the three months ended March 31, 2005, from $6.9 million for the same period in 2004, and increased as a percentage of revenue to 10.2% in 2005 from 9.0% in 2004. The MRP acquisition and PPM research and development accounted for $0.5 million and $0.3 million of the increase, respectively. The remainder of the increase was primarily attributed to U.S. Media Services, where there was increased spending related to the maintenance, upgrade and replacement of legacy operating and reporting systems. Research and development expenses are expected to continue to increase in the future due to the deployment of a pilot panel for the new national marketing research service.

     Operating Income. Operating income increased 4.7% to $34.8 million for the three months ended March 31, 2005, from $33.2 million for the same period in 2004. Operating margin increased to 43.9% in 2005 from 43.4% in 2004. Operating margins for the year 2005 will be negatively impacted due to the deployment of a pilot panel for the new national marketing research service.

     Proportionate Share of Net Loss of Affiliate. Proportionate share of net loss of affiliate (relating to the Company’s Scarborough joint venture) increased 57.4% to $2.1 million for the three months ended March 31, 2005, from $1.3 million for the same period in 2004. Scarborough experiences losses during the first and third quarters of each year because most of its services are delivered and revenue is recognized in the second and fourth quarters. The increase in the net loss of affiliate was primarily due to the timing of the delivery of 17 Scarborough markets. These markets were delivered in the fourth quarter of 2004. In previous years these 17 markets had been delivered in the first quarter of the following year.

     Interest Income. Interest income increased 201.5% to $0.6 million for the three months ended March 31, 2005, from $0.2 million for the same period in 2004. The $0.4 million increase is due to both increased cash levels and increased interest rates.

     Interest Expense. Interest expense decreased 56.7% to $1.1 million for the three months ended March 31, 2005 from $2.4 million for the same period in 2004. The decrease is due to no longer having an average balance outstanding under the credit facility for the three months ended March 31, 2005, compared to having a $54.8 million average balance under the credit facility for the three months ended March 31, 2004. The Company’s credit facility was closed by the request of the Company on January 31, 2005.

     Income Tax Expense. Arbitron’s effective tax rate was 38.5% for the three months ended March 31, 2005 and 39% for the three months ended March 31, 2004. The effective tax rate was reduced from 39.0% to 38.5% to reflect a reduction in the expected state tax rate.

     Net Income. Net income increased 9.6% to $19.8 million for the three months ended March 31, 2005, from $18.1 million for the same period in 2004. The Company expects that net income in 2005 will be reduced by approximately $4.3 million due to the deployment of a pilot panel for the new national marketing research service.

     EBIT and EBITDA. Earnings before interest and income taxes (“EBIT”) increased 2.5% to $32.7 million and earnings before interest, income tax expense, depreciation and amortization (“EBITDA”) increased 2.7% to $34.1 million for the three months ended March 31, 2005, from $31.9 million and $33.2 million, respectively, for the same period in 2004. Arbitron has presented EBIT and EBITDA as supplemental information that management of Arbitron believes may be useful to investors to evaluate the Company’s results because they exclude certain items that are not directly related to the Company’s core operating performance. EBIT is calculated by adding back net interest expense and income tax expense to net income. EBITDA is calculated by adding back net interest expense, income tax expense, depreciation and amortization to net income. EBIT and EBITDA should not be considered substitutes either for net income, as indicators of Arbitron’s operating performance, or for cash flow, as measures of Arbitron’s liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures reported by other companies.

Liquidity and Capital Resources

     Working capital was $59.3 million and $24.2 million as of March 31, 2005, and December 31, 2004, respectively. Cash and cash equivalents was $121.6 million as of March 31, 2005. Management expects that the cash position as of March 31, 2005, and cash flow generated from operations will be sufficient to support the Company’s operations for the foreseeable future.

     Net cash provided by operating activities was $25.8 million for the three months ended March 31, 2005, and 2004.

     Net cash used by investing activities was $2.3 million and $10.2 million for the three months ended March 31, 2005 and 2004, respectively. In March of 2004, Arbitron purchased MRP for $8.9 million. Arbitron did not make any business acquisitions during the three months ended March 31, 2005.

     Net cash provided by financing activities was $11.3 million for the three months ended March 31, 2005. Net cash used by financing activities was $15.3 million for the three months ended March 31, 2004. The Company received $11.3 million of cash from stock option exercises and employee stock purchase plans for the three months ended March 31, 2005, compared to $4.7 million for the same period in 2004. Additionally, the Company did not make any debt payments for the three months ended March 31, 2005, compared to debt payments of $20.0 million for the same period in 2004.

     Arbitron’s senior secured notes in the amount of $50.0 million mature on January 31, 2008. Arbitron’s senior secured notes contain non-investment-grade financial terms, covenants and operating restrictions that increase the cost of financing and restrict financial flexibility. Under the terms of the senior secured notes, Arbitron is required to maintain certain leverage and coverage ratios and meet other financial conditions. The senior secured notes limit, among other things, Arbitron’s ability to buy and sell assets, incur additional indebtedness, grant or incur liens on its assets, pay cash dividends over a certain amount, make certain investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations. The terms of the senior secured notes may restrict or prohibit Arbitron’s ability to raise additional capital when needed or could prevent Arbitron from making acquisitions or investing in other growth initiatives. Arbitron has met all covenants since the inception of all borrowings.

     Arbitron announced on February 28, 2005, that its Board of Directors approved the payment of the Company’s first quarterly cash dividend of $0.10 per common share. The dividend was paid on April 1, 2005, to stockholders of record as of the close of business on March 15, 2005.

     In 2004, Clear Channel Communications and Infinity Broadcasting represented approximately 21% and 10%, respectively, of Arbitron’s revenue. Arbitron’s agreements with these customers are not exclusive and contain no renewal obligations. In August 2004, Arbitron entered into license agreements with Infinity Broadcasting, effective April 1, 2004, to provide audience estimates, software and other ancillary services to Infinity Broadcasting’s radio stations through the Company’s Winter 2008 survey. On December 27, 2004, the Company entered into new license agreements with Clear Channel Communications to provide radio ratings and software services for Clear Channel Communication’s radio stations and networks through the Company’s Fall 2008 survey. Arbitron cannot give any assurances that it will retain current customers or that it will be able to replace the revenue that is lost should a key customer fail to renew its agreements with Arbitron.

     Since 2004, Arbitron has been focusing on a demonstration to be conducted in Houston, Texas, in 2005 and 2006 to confirm the results of previous tests and demonstrate enhancements to the Portable People Meter system that have been made since it was tested in Philadelphia. Arbitron continues to work with Nielsen Media Research to resolve outstanding issues and to negotiate business terms for a potential Portable People Meter joint venture.

     In 2003, Arbitron began testing additional marketing research applications of the Portable People Meter technology. One application that Arbitron began testing was the use of the Portable People Meter as the media collection tool for a national marketing-oriented panel designed to correlate advertising with shopping behavior and sales. The objective is to provide multimedia exposure data combined with sales data from a single source to produce a measure of advertising effectiveness for advertisers, agencies and broadcasters. On September 29, 2004, Arbitron announced that Arbitron and VNU, Inc. signed an agreement to explore the development of a new national marketing research service. On April 29, 2005, Arbitron and VNU, Inc., entered into a cost-sharing agreement to share costs and capital expenditures associated with the development and deployment, by year-end 2005, of a pilot panel of more than 6,000 households as a demonstration of the national marketing research service. A formal joint venture between Arbitron and VNU, Inc. for the national marketing panel is under discussion. Procter & Gamble is collaborating with the two companies to ensure that the service properly addresses the needs of marketers. This is a new type of service for which market acceptance is not yet known.

     The continuing development and anticipated rollout of PPM services will require both significant capital resources and operating costs over the next several years. As a result of the national test marketing pilot panel, the Company expects to incur up to approximately $11.3 million of additional expenditures in 2005, approximately $4.3 million of which would constitute expenses that have a direct impact on the Company’s net income and approximately $7.0 million of which would be capitalizable. The Company expects to fund these obligations with existing cash balances. In the event Arbitron decides to proceed with commercializing either a PPM ratings service or a PPM marketing application service, there would be significant start-up expenses that would adversely affect Arbitron’s financial position and operating results.

New Accounting Pronouncement

     In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123 – revised 2004 (“SFAS 123R”), “Share-Based Payment,” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R were to be effective for reporting periods beginning after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123R will be postponed until January 1, 2006, for calendar-year companies.

     Arbitron is required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 2 in the Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts for the three months ended March 31, 2005 and 2004. Although Arbitron has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have an adverse impact on the Company’s consolidated statements of income and net income per share.

Seasonality

     Arbitron recognizes revenue for products and services over the terms of license agreements as products and services are delivered, and expenses are recognized as incurred. Arbitron gathers radio-listening data in approximately 296 United States local markets. All markets are measured at least twice per year (April-May-June for the “Spring Survey” and October-November-December for the “Fall Survey”). In addition, all major markets are measured two additional times per year (January-February-March for the “Winter Survey” and July-August- September for the “Summer Survey”). Arbitron’s revenue is generally higher in the first and third quarters as a result of the delivery of the Fall Survey and Spring Survey, respectively, to all markets, compared to revenue in the second and fourth quarters, when delivery of the Winter Survey and Summer Survey, respectively, is only provided to major markets. Arbitron’s expenses are generally higher in the second and fourth quarters as the “Spring Survey” and “Fall Survey” are being conducted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Risk

     The Company currently has no outstanding floating rate debt. A hypothetical market interest rate change of 1% would have no effect on the Company’s results of operations. However, changes in market interest rates would impact the fair value of the Company’s senior notes. The fair values of the senior secured notes as of March 31, 2005, and December 31, 2004, were $52.7 million and $53.8 million, respectively, and were estimated using a cash flow valuation model and available market data for securities with similar maturity dates.

Foreign Currency Risk

     Arbitron’s foreign operations are not significant at this time, and, therefore, Arbitron’s exposure to foreign currency risk is minimal.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the rules promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the most recent fiscal quarter. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description

Exhibit 10.1	Schedule of 2004 Bonuses and Bonus Parameters for Named Executive Officers *

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Indicates management contract or compensatory plan, contract or arrangement required to be filed as an Exhibit.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBITRON INC.
By:	/s/ WILLIAM J. WALSH
William J. Walsh
Executive Vice President of Finance and Planning and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal accounting officer)

Date: May 6, 2005