Form 10-Q
period 2005-06-30
ARBITRON INC
filed 2005-08-04
CIK 109758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     The registrant had 31,579,799 shares of common stock, par value $0.50 per share, outstanding as of July 29, 2005.

ARBITRON INC.

Arbitron owns or has the rights to various trademarks, trade names, or service marks used in radio audience measurement business and subsidiaries, including the following: the Arbitron name and logo, Retail Direct®, RADAR®, Tapscan®, Tapscan WorldWide®, LocalMotion®, MaximiSer®, MaximiSer® Plus, Arbitron PD Advantage®, SmartPlus®, Arbitron Portable People MeterTM, Marketing Resources PlusTM, MRPTM, Print PlusTM, MapMAKER DirectSM, Media ProfessionalSM, Media Professional PlusSM, QualitapSM, MediaMasterSM, ProspectorSM, and Schedule-IISM.
     The trademark Windows® is the registered trademark of others.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARBITRON INC.
Consolidated Balance Sheets
(In thousands, except par value data)

	June 30,	December 31,
	2005	2004
	(unaudited)	(audited)
Assets

Current assets
Cash and cash equivalents	$136,119	$86,901
Trade accounts receivable, net of allowance for doubtful accounts of $1,213 in 2005 and $1,124 in 2004	22,877	23,369
Deferred tax assets	3,232	4,362
Prepaid expenses and other current assets	3,836	5,529

Total current assets	166,064	120,161

Investment in affiliate	9,924	12,130
Property and equipment, net of accumulated depreciation of $21,281 in 2005 and $19,456 in 2004	21,189	18,536
Goodwill, net	37,773	37,773
Other intangibles, net	2,596	3,381
Noncurrent deferred tax assets	2,951	3,025
Other noncurrent assets	1,240	1,115

Total assets	$241,737	$196,121

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$5,810	$5,444
Accrued expenses and other current liabilities	21,658	30,955
Deferred revenue	62,596	59,608

Total current liabilities	90,064	96,007

Noncurrent liabilities
Long-term debt	50,000	50,000
Other noncurrent liabilities	5,760	4,734

Total liabilities	145,824	150,741

Stockholders’ equity
Common stock, $0.50 par value, authorized 500,000 shares, issued 32,336 shares in 2005 and 2004	16,168	16,168
Additional paid-in capital	123,302	101,914
Accumulated earnings (net distributions to Ceridian in excess of accumulated earnings) prior to spin-off	(242,870)	(242,870)
Retained earnings subsequent to spin-off	202,316	173,360
Common stock held in treasury, 700 shares in 2005 and 1,376 shares in 2004	(350)	(688)
Accumulated other comprehensive loss	(2,653)	(2,504)

Total stockholders’ equity	95,913	45,380

Total liabilities and stockholders’ equity	$241,737	$196,121

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	June 30,
	2005	2004
Revenue	$69,816	$65,084

Costs and expenses
Cost of revenue	29,670	29,561
Selling, general and administrative	17,108	15,500
Research and development	8,658	8,004

Total costs and expenses	55,436	53,065

Operating income	14,380	12,019

Equity in net income of affiliate	4,234	3,857

Income before interest and income tax expense	18,614	15,876
Interest income	819	196
Interest expense	1,016	1,949

Income before income tax expense	18,417	14,123
Income tax expense	3,022	5,508

Net income	$15,395	$8,615

Net income per weighted-average common share
Basic	$0.49	$0.28
Diluted	$0.48	$0.27

Dividends declared per share	$0.10	$—

Weighted-average common shares used in calculations
Basic	31,457	30,977
Potentially dilutive securities	369	520

Diluted	31,826	31,497

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Six Months Ended
	June 30,
	2005	2004
Revenue	$149,011	$141,669

Costs and expenses
Cost of revenue	49,888	51,258
Selling, general and administrative	33,261	30,291
Research and development	16,696	14,867

Total costs and expenses	99,845	96,416

Operating income	49,166	45,253

Equity in net income of affiliate	2,144	2,529

Income before interest and income tax expense	51,310	47,782
Interest income	1,428	398
Interest expense	2,067	4,378

Income before income tax expense	50,671	43,802
Income tax expense	15,440	17,083

Net income	$35,231	$26,719

Net income per weighted-average common share
Basic	$1.13	$0.87
Diluted	$1.11	$0.85

Dividends declared per share	$0.20	$—

Weighted-average common shares used in calculations
Basic	31,300	30,885
Potentially dilutive securities	378	615

Diluted	31,678	31,500

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities
Net income	$35,231	$26,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,013	2,165
Other amortization	785	604
Loss on asset disposals	154	181
Asset impairment charge	—	328
Deferred income taxes	1,276	14,299
Equity in net income of affiliate	(2,144)	(2,529)
Distributions from affiliate	4,350	3,750
Bad debt expense	246	223
Tax benefit from stock option exercises	4,054	2,920
Noncash compensation	196	94
Changes in operating assets and liabilities, excluding effects of business acquisition
Trade accounts receivable	123	3,879
Prepaid expenses and other assets	(573)	(229)
Accounts payable	415	(13)
Accrued expenses and other current liabilities	(12,378)	(4,935)
Deferred revenue	2,993	(6,024)
Other noncurrent liabilities	1,026	768

Net cash provided by operating activities	37,767	42,200

Cash flows from investing activities
Additions to property and equipment	(4,821)	(3,864)
Payment for business acquisition	—	(8,928)

Net cash used by investing activities	(4,821)	(12,792)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	19,585	9,443
Dividends paid to stockholders	(3,123)	—
Payment of long-term debt	—	(30,000)

Net cash provided (used) by financing activities	16,462	(20,557)

Effect of exchange rate changes on cash	(190)	53

Net increase in cash and cash equivalents	49,218	8,904

Cash and cash equivalents at beginning of period	86,901	68,433

Cash and cash equivalents at end of period	$136,119	$77,337

See notes to consolidated financial statements.

ARBITRON INC.
Notes to Consolidated Financial Statements
June 30, 2005
(unaudited)
1. Basis of Presentation and Consolidation
Presentation
     The accompanying unaudited consolidated financial statements of Arbitron Inc. (the “Company” or “Arbitron”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered for fair presentation have been included. The consolidated balance sheet as of December 31, 2004 was audited at that date but all of the information and footnotes as of December 31, 2004 required by U.S. generally accepted accounting principles have not been included in this Form 10-Q. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Consolidation
     The consolidated financial statements of Arbitron reflect the consolidated financial position, results of operations and cash flows of Arbitron Inc. and its subsidiaries: Arbitron Holdings Inc., Audience Research Bureau S.A. de C.V., Ceridian Infotech (India) Private Limited, CSW Research Limited and Euro Fieldwork Limited.
2. Pro Forma Disclosures of Stock-Based Compensation
     The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the options. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation –Transitions and Disclosures), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$15,395	$8,615	$35,231	$26,719
Add: Stock-based compensation expense, net of tax	62	27	121	57
Less: Stock-based compensation expense determined under fair value method, net of tax	1,796	948	2,828	1,666

Pro forma net income	$13,661	$7,694	$32,524	$25,110

Basic net income per weighted-average common share, as reported	$0.49	$0.28	$1.13	$0.87
Pro forma basic net income per weighted-average common share	$0.43	$0.25	$1.04	$0.81
Diluted net income per weighted-average common share, as reported	$0.48	$0.27	$1.11	$0.85
Pro forma diluted net income per weighted average common share	$0.43	$0.24	$1.03	$0.80

Options granted to employees and directors	59,466	101,995	554,932	106,937
Weighted-average exercise price	$41.03	$36.69	$40.90	$37.19
Weighted-average fair value	$13.52	$10.27	$13.72	$10.29
Weighted-average assumptions:
Expected lives in years	6.5	4.0	6.5	4.0
Expected volatility	28.5%	27.1%	28.6%	27.1%
Expected dividend rate	1.0%	—	1.0%	—
Risk-free interest rate	3.78%	3.47%	3.86%	3.43%
3. Long-Term Debt
     Long-term debt consisted of senior secured fixed-rate notes in the amount of $50.0 million as of June 30, 2005, and December 31, 2004. The notes bear interest at a fixed rate of 9.96% and mature on January 31, 2008. The fair values of the senior secured notes as of June 30, 2005, and December 31, 2004, were $52.9 million and $53.8 million, respectively, and were estimated using a cash flow valuation model and available market data for securities with similar maturity dates. The senior secured notes agreement contains certain financial covenants and also contains a make-whole provision that applies in the event of early prepayment of principal. The senior secured notes limit, among other things, the Company’s ability to incur additional indebtedness, grant or incur liens on its assets, pay cash dividends over a certain amount, make investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations. On June 10, 2005, the senior-secured-notes agreement was amended. The amendment deletes certain requirements to make mandatory prepayment offers, amends certain notice requirements, deletes interest rate hedging obligations, and eliminates or loosens the restrictions applicable under various negative covenants, including those relating to, among other things, acquisitions, the creation of joint ventures, the payment of dividends and distributions, and capital expenditures. The Company was in compliance with its covenants as of June 30, 2005.
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

4. Stockholders’ Equity
     Changes in stockholders’ equity for the six months ended June 30, 2005, were as follows (in thousands):

						Tax
						Benefit
	Balance				Non-	from	Other	Balance
	as of			Common	cash	Stock	Compre-	as of
	Dec. 31,	Net	Dividends	Stock	Compen-	Option	hensive	June 30,
	2004	Income	Declared	Issued	sation	Exercises	Loss	2005
Common stock	$16,168	$—	$—	$—	$—	$—	$—	$16,168

Additional paid-in capital	101,914	—	—	17,138	196	4,054	—	123,302

Accumulated earnings (net distributions to Ceridian in excess of earnings)	(242,870)	—	—	—	—	—	—	(242,870)

Retained earnings subsequent to spin-off	173,360	35,231	(6,275)	—	—	—	—	202,316

Common stock held in treasury	(688)	—	—	338	—	—	—	(350)

Accumulated other compre- hensive loss	(2,504)	—	—	—	—	—	(149)	(2,653)

Total stockholders’ equity	$45,380	$35,231	$(6,275)	$17,476	$196	$4,054	$(149)	$95,913

Shares outstanding	30,960	—	—	676	—	—	—	31,636

A quarterly cash dividend of $.10 per common share was paid to stockholders on April 1, and July 1, 2005.
5. Net Income Per Weighted Average Common Share
     The computations of basic and diluted net income per weighted-average common share for the three and six months ended June 30, 2005, and 2004 are based on Arbitron’s weighted-average shares of common stock and potentially dilutive securities outstanding, respectively.
     Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period. On June 15, 2005, the Company announced that its Board of Directors authorized a program to repurchase up to $40.0 million of its outstanding common stock from time to time through November 2005 in either periodic open-market or private transactions. As of June 30, 2005, no shares had been repurchased under the program.

6. Comprehensive Income
     The Company’s comprehensive income comprises net income, foreign currency translation adjustments and changes in additional minimum pension liability. The components of comprehensive income were as follows (in thousands) :

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$15,395	$8,615	$35,231	$26,719
Items of other comprehensive income
Change in foreign currency translation adjustment	(172)	(48)	(220)	58
Change in fair value of interest rate swap	—	389	—	879
Income tax benefit (expense), net	53	(246)	71	(430)

Comprehensive income	$15,276	$8,710	$35,082	$27,226

     The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30,	December 31,
	2005	2004
Foreign currency translation adjustment	$246	$466
Additional minimum pension liability	(4,538)	(4,538)
Income tax benefit	1,639	1,568

Accumulated other comprehensive loss	$(2,653)	$(2,504)

7. Retirement Plans
     Arbitron’s United States employees participate in a defined-benefit pension plan that closed to new participants effective January 1, 1995. Arbitron subsidizes health care benefits for eligible retired employees who participate in the pension plan and were hired before January 1, 1992.
     The components of periodic benefit costs for the defined-benefit pension plan and postretirement plan were as follows (in thousands):

	Defined-Benefit		Postretirement
	Pension Plan		Plan
	Three Months		Three Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Service cost	$202	$185	$10	$7
Interest cost	387	354	20	13
Expected return on plan assets	(410)	(368)	—	—
Amortization of prior service cost	6	6	—	—
Amortization of net loss	140	117	8	3

Net periodic benefit cost	$325	$294	$38	$23

In July 2005, Arbitron made a contribution of $2.5 million to the defined-benefit pension plan.
8. New Accounting Pronouncement
     In December 2004, the FASB enacted SFAS No. 123 – revised 2004 (“SFAS 123R”), Share-Based Payment, which replaces SFAS No. 123, and supersedes APB Opinion No. 25. Effective January 1, 2006 for calendar-year-end companies, SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income.
     The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See Note 2 in the Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts for the three months and six months ended June 30, 2005, and 2004, respectively. Although Arbitron has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have an adverse impact on the Company’s consolidated statements of income and net income per share.
9. Contingencies
     During 2005, the Pennsylvania Department of Revenue concluded a sales tax audit and notified the Company of an assessment of $3.6 million. The Pennsylvania Department of Revenue reversed its prior audit position, which held that the Company provides non-taxable services to customers in the Commonwealth, and as a result, the Commonwealth intends to collect the taxes on Arbitron’s Pennsylvania sales. The assessment includes outstanding sales tax of $3.2 million on revenue, and $0.4 million of accumulated interest since 2000.
     During April 2005, Arbitron filed a petition to the Pennsylvania Commonwealth Board of Appeals requesting a reassessment of the proposed tax liability. The Company contends that it continues to provide non-taxable services to its Pennsylvania customers, and that neither its services nor the state tax code have changed since previous tax audits. Arbitron intends to vigorously defend this position during the appeals process and anticipates a successful outcome. However, Arbitron cannot guarantee that a favorable settlement will occur. Given the nature of this uncertainty, no loss has been recognized as of June 30, 2005.
10. Income taxes
     During the second quarter 2005, Arbitron recognized a reversal of certain liabilities for tax contingencies related to prior periods. The net benefit of the reversal was $3.9 million.

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
Forward-Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations about future events, which Arbitron has derived from information currently available to it. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied in such forward-looking statements. These risks and uncertainties include whether we will be able to:
•	renew all or part of contracts with large customers as they expire;

•	successfully execute our business strategies, including implementation of our Portable People Meter (PPMSM) services;

•	effectively manage the impact of consolidation in the radio and advertising agency industries;

•	keep up with rapidly changing technological needs of our customer base, including creating new proprietary software systems and new customer products and services that meet these needs in a timely manner;

•	successfully manage the impact on our business of any economic downturn generally and in the advertising market in particular; and

•	successfully manage the impact on costs of data collection due to privacy concerns, technology changes and/or government regulations.
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
Growth Prospects for Core Services
     Due to the slow economic growth of the radio industry as well as the high penetration of current services in the core radio station business, Arbitron expects that its annual organic rate of revenue growth will be slower than historical trends for the foreseeable future.
Portable People Meter
     Arbitron entered into an agreement on May 31, 2000, with Nielsen Media Research, Inc. (“Nielsen Media Research”), a provider of U.S. television and cable audience measurement services, under which Arbitron granted Nielsen Media Research an option to join Arbitron in the potential commercial deployment of the Portable People Meter (“Portable People Meter” or “PPMSM”) for audio measurement in the United States. In the event that Nielsen Media Research exercises the option, the parties would form a joint venture to commercially deploy and operate the business of utilizing the Portable People Meter for the collection and measurement of listening and viewing audience data. In 2003, Arbitron worked with Nielsen Media Research on response rate issues and a variety of engineering tests. In 2004, Arbitron reported on the outcomes of three collaborative tests of the PPM that were conducted with Nielsen Media Research. Arbitron continues to work with Nielsen Media Research to resolve outstanding issues and to negotiate business terms for a potential Portable People Meter joint venture.
     In the third quarter of 2004, Arbitron began recruiting consumers to participate in a market demonstration to be conducted in Houston, Texas, in 2005 and 2006 to confirm the results of previous tests and demonstrate enhancements to the Portable People Meter system that have been made since it was tested in Philadelphia. In addition to encoding over 100 media outlets (radio, television, and cable), top retailers, including Best Buy, Gap, Gallery Furniture, and Old Navy, have agreed to participate in the Houston demonstration by encoding in-store audio. During the second quarter of 2005, the Houston panel reached its goal of recruiting 2,100 consumers to participate in the PPM demonstration. Key ethnic and racial groups are well-represented in the installed panel. The data derived from the Houston demonstration will begin to be released in September 2005.
     On July 20, 2005, the results of the Portable People Meter economic impact study were released. This study, which was led by the Radio Advertising Bureau and funded by Arbitron, reported on the potential impact to the radio industry of electronic measurement and a move from diaries to the Portable People Meter for radio audience measurement. The survey, undertaken by Forrester Research, an independent research firm, was given to key decision makers regarding radio spending within local and national ad agencies and advertisers. The results of the study indicated that spending revenues associated with the radio industry would increase with a fully deployed PPM electronic ratings system and decrease with a continuation of the existing diary system of radio audience measurement.
     In the event that Nielsen Media Research chooses not to exercise its option to form a joint venture with Arbitron to use the PPM technology for radio and television audience measurement, Arbitron intends to offer a PPM service for audience measurement to the radio industry.
     Arbitron began testing additional marketing research applications of the Portable People Meter technology in 2003. One application that Arbitron began testing was the use of the Portable People Meter as the media collection tool for a national marketing-oriented panel designed to correlate advertising with shopping behavior and sales. The objective is to provide multimedia exposure data combined with sales data from a single source to produce a measure of advertising effectiveness for advertisers, agencies, and broadcasters.

     On September 29, 2004, Arbitron announced that Arbitron and VNU, Inc. agreed to jointly explore the development of a new national marketing research service which collects multimedia and purchase information from a common sample of consumers. On April 29, 2005, Arbitron and VNU, Inc. entered into a cost-sharing agreement to share costs and capital expenditures associated with the development and deployment, by year-end 2005, of a pilot panel of more than 6,000 households as a demonstration of the national marketing research service. A formal joint venture between Arbitron and VNU, Inc. for the national marketing panel is under discussion. Procter & Gamble is also collaborating with the two companies to help ensure that the service properly addresses the needs of marketers. This is a new type of service for which market acceptance is not yet known.
     As of January 1, 2005, BBM Canada, the Canadian industry cooperative for audience ratings, made the Portable People Meter the official ratings system for buying and selling commercial airtime on French-language television in the markets of Quebec and Montreal.
     In June 2005, TNS, Arbitron’s PPM licensee for certain countries in Europe, Asia-Pacific, the Middle East and Africa, announced the signing of a five-year contract with the Norwegian National Radio’s Steering Committee to install a PPM panel, making Norway the first country to use the Portable People Meter as currency for measuring commercial radio ratings. The panel of participants will be equipped with Arbitron’s PPM system beginning in the first quarter of 2006.
     The continuing development and anticipated rollout of PPM services will require significant capital resources and will increase Arbitron’s operating costs over the next several years. As a result of the national test marketing pilot panel, the Company expects to incur up to approximately $11.3 million of additional expenditures in 2005, approximately $4.3 million of which would constitute expenses that have a direct impact on the Company’s net income and approximately $7.0 million of which would be capitalized. As of June 30, 2005 less than $0.2 million of net expenses and none of the capital expenditures have been incurred. Furthermore, in the event Arbitron decides to proceed with commercializing either a PPM ratings service or a PPM marketing application service, significant additional start-up expenses would be incurred prior to revenue being generated from such commercialization that initially would adversely affect Arbitron’s financial position and operating results. In addition, as PPM audience measurement is introduced in various markets, license agreements will need to be renegotiated for service in those markets. In the event that some of Arbitron’s customers decide not to license the PPM service in those markets, Arbitron’s financial position and operating results would be adversely affected.
Significant Customers
     Arbitron’s quantitative radio audience measurement business and related software sales accounted for approximately 88% of its revenue for the six months ended June 30, 2005. Consolidation in the radio broadcasting industry has led to Arbitron’s dependence on a limited number of key customers. In 2004, Clear Channel Communications, Inc. (“Clear Channel”) and Infinity Broadcasting Corp. (“Infinity Broadcasting”) represented approximately 21% and 10%, respectively, of Arbitron’s revenue. Arbitron’s agreements with these customers are not exclusive and contain no renewal obligations. In August 2004, Arbitron entered into license agreements with Infinity Broadcasting, effective April 1, 2004, to provide audience estimates, software and other ancillary services to Infinity Broadcasting’s radio stations through the Company’s Winter 2008 survey. On December 27, 2004, the Company entered into new license agreements with Clear Channel to provide radio ratings and software services for Clear Channel ’s radio stations and networks through the Company’s Fall 2008 survey. On June 13, 2005, Clear Channel issued a request for proposals to create a “state-of-the-art” radio ratings system. Since early 2005, Arbitron has been discussing with its customers possible scenarios for offering audience measurement using the PPM technology.
     Arbitron cannot give any assurances that it could replace the revenue that would be lost should a key customer fail to renew all or part of its agreements with Arbitron. The loss of a key customer would materially impact Arbitron’s business, financial position and operating results.

Response Rates
     Arbitron uses listener diaries to gather radio listening data from sample households in the United States local markets for which it currently provides radio ratings. A representative sample of the population in each local market is randomly selected for each survey and is recruited by telephone. It is increasingly difficult and more costly to obtain consent from the phone sample to participate in the surveys and to get a usable diary returned to Arbitron. Arbitron must achieve response rates sufficient to maintain confidence in its ratings, the support of the industry and accreditation by the Media Rating Council®. Response rates are a quality measure of survey performance and an important factor impacting costs associated with data collection. Overall response rates have declined over the past several years. If response rates continue to decline further, Arbitron’s radio audience measurement business could be adversely affected. Arbitron commits extensive efforts and resources to address the decline of response rates. As a result of additional initiatives, response rates in 20 low-response-rate markets increased by approximately 2.7% in those markets from the Fall 2003 to the Fall 2004 survey. Based upon preliminary results received on the most recent survey for the Spring of 2005, response rates have resumed their declining trend.
Small Market Initiatives
     In May 2005, Arbitron announced a program designed to increase the stability of radio audience estimates in small markets by applying a quarterly rolling-sample approach to surveys covering 110 condensed markets. The goal of this program is to provide quality enhancements for our service in small markets and increase the reliability of reported data by reducing the fluctuations in audience estimates from measurement period to measurement period. By combining the quarterly measurement of the related surveys, the sample size for analyzing audience demographics for small markets will be increased without any increased cost to our customers. This program will be implemented in two phases beginning with the release of the Fall 2005 radio survey results. The total annual sample will be distributed equally across the 12 month period, and ratings reports will be issued on a quarterly basis beginning with the release of the Spring 2007 report.
Dividends
     Arbitron announced on February 28, 2005, that its Board of Directors approved the payment of the Company’s first quarterly cash dividend of $0.10 per common share. The dividend was paid on April 1, 2005, to stockholders of record as of the close of business on March 15, 2005.
     On May 26, 2005, Arbitron announced that its Board of Directors approved the payment of a second quarterly cash dividend of $0.10 per common share. The dividend was paid on July 1, 2005, to stockholders of record as of the close of business on June 15, 2005.
Stock Repurchase
     On June 15, 2005, Arbitron announced that its Board of Directors authorized a program to repurchase up to $40.0 million of its outstanding common stock. Arbitron expects that the shares may be purchased from time to time through November 2005 in either periodic open market or private transactions at the prevailing market price. As of June 30, 2005, no shares had been repurchased under the program.
Critical Accounting Policies and Estimates
     Critical accounting policies and estimates are those that are both important to the presentation of the Company’s financial position and results of operations, and require management’s most difficult, complex or subjective judgments.

     The Company capitalizes software development costs with respect to major internal-use software initiatives or enhancements in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The costs are capitalized from the time that the preliminary project stage is completed and management considers it probable that the software will be used to perform the function intended until the time the software is placed in service for its intended use. Management performs an assessment quarterly to determine if it is probable that all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value. As of June 30, 2005, and December 31, 2004, the Company’s capitalized software developed for internal use had carrying amounts of $11.8 million and $8.5 million, respectively, including $6.3 million and $5.7 million, respectively, of software related to the Portable People Meter.
     Arbitron uses the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Management must make assumptions, judgments and estimates to determine the current provision for income taxes and also deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in the consolidated financial statements. Assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause actual income tax obligations to differ from estimates, thus impacting Arbitron’s financial position and results of operations. During the second quarter 2005, Arbitron reversed certain liabilities for tax contingencies related to prior periods. The net benefit of the reversal was $3.9 million.

Results of Operations
Comparison of the Three Months Ended June 30, 2005 to the Three Months Ended June 30, 2004
     The following table sets forth information with respect to the consolidated statements of income of Arbitron:
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended		Increase		Percentage of
	June 30,		(Decrease)		Revenue
	2005	2004	Dollars	Percent	2005	2004
Revenue	$69,816	$65,084	$4,732	7.3%	100.0%	100.0%
Costs and expenses
Cost of revenue	29,670	29,561	109	0.4%	42.5%	45.4%
Selling, general and administrative	17,108	15,500	1,608	10.4%	24.5%	23.8%
Research and development	8,658	8,004	654	8.2%	12.4%	12.3%

Total costs and expenses	55,436	53,065	2,371	4.5%	79.4%	81.5%
Operating income	14,380	12,019	2,361	19.6%	20.6%	18.5%
Equity in net income of affiliate	4,234	3,857	377	9.8%	6.1%	5.9%

Income before interest and income tax expense	18,614	15,876	2,738	17.2%	26.7%	24.4%
Interest income	819	196	623	317.9%	1.2%	0.3%
Interest expense	1,016	1,949	(933)	(47.9%)	1.5%	3.0%

Income before income tax expense	18,417	14,123	4,294	30.4%	26.4%	21.7%
Income tax expense	3,022	5,508	(2,486)	(45.1%)	4.3%	8.5%

Net income	$15,395	$8,615	$6,780	78.7%	22.1%	13.2%

Net income per weighted-average
common share
Basic	$0.49	$0.28	$0.21	75.0%
Diluted	$0.48	$0.27	$0.21	77.8%

Dividends declared per share	$0.10	$—	$—

Other data
EBIT	$18,614	$15,876	$2,738	17.2%
EBITDA	$20,002	$17,327	$2,675	15.4%

EBIT and EBITDA Reconciliation
Net income	$15,395	$8,615	$6,780
Income tax expense	3,022	5,508	(2,486)
Interest income	819	196	623
Interest expense	1,016	1,949	(933)

EBIT	18,614	15,876	2,738
Depreciation and amortization	1,388	1,451	(63)

EBITDA	$20,002	$17,327	$2,675

     Revenue. Revenue increased 7.3% to $69.8 million for the three months ended June 30, 2005, from $65.1 million for the same period in 2004. The $4.7 million increase was due to increases in the ratings and qualitative subscriber base, analytical software applications and escalations in multi-year customer contracts and contract renewals. Due to the slow economic growth of the radio industry as well as the high penetration of current services in the core radio station business, Arbitron expects that its annual organic rate of revenue growth will be slower than historical trends.
     Cost of Revenue. Cost of revenue increased slightly by 0.4% to $29.7 million for the three months ended June 30, 2005, from $29.6 million for the same period in 2004, but decreased as a percentage of revenue to 42.5% in 2005 from 45.4% in 2004. The increase in cost of revenue was primarily attributable to an increase in U.S. Media Services (Arbitron’s core quantitative, qualitative and software application services) of $0.9 million, but was partially offset by reductions related to PPM of $0.5 million, and Continental Research of $0.2 million.
     Selling, General and Administrative. Selling, general and administrative expenses increased 10.4% to $17.1 million for the three months ended June 30, 2005, from $15.5 million for the same period in 2004, and increased as a percentage of revenue to 24.5% in 2005 from 23.8% in 2004. The $1.6 million increase was due to increased U.S. Media Services expenses of $1.2 million and increased PPM expenses of $0.4 million. Due to SFAS 123R, Share-Based Payment, Arbitron expects that, with regard to the expensing of stock compensation, its selling, general and administrative expenses will increase substantially beginning January 1, 2006.
     Research and Development. Research and development expenses increased 8.2% to $8.7 million during the three months ended June 30, 2005, from $8.0 million for the same period in 2004, and increased slightly as a percentage of revenue to 12.4% in 2005 from 12.3% in 2004. This increase in research and development expenses was due to $0.5 million in increased PPM ratings service expenses and $0.4 million in increased PPM marketing panel service expenses, partially offset by reductions in the U.S. Media Services business. Research and development expenses are expected to continue to increase in the future due to the deployment of a pilot panel for the new national marketing research service.
     Operating Income. Operating income increased 19.6% to $14.4 million for the three months ended June 30, 2005, from $12.0 million for the same period in 2004. Operating margin percentage increased to 20.6% in 2005 from 18.5% in 2004. Operating margins for the year 2005 will be negatively impacted due to the deployment of a pilot panel for the new national marketing research service.
     Equity in Net Income of Affiliate. Equity in net income of affiliate (relating to the Company’s Scarborough joint venture) increased 9.8% to $4.2 million for the three months ended June 30, 2005, from $3.9 million for the same period in 2004.
     Interest Income. Interest income increased 317.9% to $0.8 million for the three months ended June 30, 2005, from $0.2 million for the same period in 2004. The $0.6 million increase is due to increased amounts of available cash and higher interest rates.
     Interest Expense. Interest expense decreased 47.9% to $1.0 million for the three months ended June 30, 2005 from $1.9 million for the same period in 2004. The decrease is due to no longer having a credit facility for the three months ended June 30, 2005, compared to having a $34.9 million average balance outstanding under the credit facility for the three months ended June 30, 2004. The Company’s credit facility was closed by the request of the Company on January 31, 2005.
     Income Tax Expense. During the second quarter 2005, Arbitron reversed certain tax contingencies related to prior periods. The net benefit of the reversal was $3.9 million. The effective tax rate for the three months ended June 30, 2005, exclusive of this discrete event, was 37.6%, which results in a year to date effective tax rate of 38.2%. Arbitron’s effective tax rate was 39.0% for the three months ended June 30, 2004. The effective tax rate was reduced from 39.0% to 37.6% to reflect a reduction in the expected state tax rate and the impact of increased tax-exempt interest income.

     Net Income. Net income increased 78.7% to $15.4 million for the three months ended June 30, 2005, from $8.6 million for the same period in 2004. Approximately 58.0% of this increase is due to the tax reversal adjustment recognized in June 2005. The Company expects that net income for the year ended December 31, 2005 will be adversely impacted by approximately $4.3 million due to the deployment of a pilot panel for the new national marketing research service.
     EBIT and EBITDA. Earnings before interest and income taxes (“EBIT”) increased 17.2% to $18.6 million and earnings before interest, income tax expense, depreciation and amortization (“EBITDA”) increased 15.4% to $20.0 million for the three months ended June 30, 2005, from $15.9 million and $17.3 million, respectively, for the same period in 2004. Arbitron has presented EBIT and EBITDA as supplemental information that management of Arbitron believes may be useful to investors to evaluate the Company’s results because they exclude certain items that are not directly related to the Company’s core operating performance. EBIT is calculated by adding back net interest expense and income tax expense to net income. EBITDA is calculated by adding back net interest expense, income tax expense, depreciation and amortization to net income. EBIT and EBITDA should not be considered substitutes either for net income, as indicators of Arbitron’s operating performance, or for cash flow, as measures of Arbitron’s liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures reported by other companies.

Comparison of the Six Months Ended June 30, 2005 to the Six Months Ended June 30, 2004
     The following table sets forth information with respect to the consolidated statements of income of Arbitron:
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Six Months Ended		Increase		Percentage of
	June 30,		(Decrease)		Revenue
	2005	2004	Dollar	Percent	2005	2004
Revenue	$149,011	$141,669	$7,342	5.2%	100.0%	100.0%
Costs and expenses
Cost of revenue	49,888	51,258	(1,370)	(2.7%)	33.5%	36.2%
Selling, general and administrative	33,261	30,291	2,970	9.8%	22.3%	21.4%
Research and development	16,696	14,867	1,829	12.3%	11.2%	10.5%

Total costs and expenses	99,845	96,416	3,429	3.6%	67.0%	68.2%
Operating income	49,166	45,253	3,913	8.6%	33.0%	31.8%
Equity in net income of affiliate	2,144	2,529	(385)	(15.2%)	1.4%	1.8%

Income before interest and income tax expense	51,310	47,782	3,528	7.4%	34.4%	33.6%
Interest income	1,428	398	1,030	258.8%	1.0%	0.3%
Interest expense	2,067	4,378	(2,311)	(52.8%)	1.4%	3.1%

Income before income tax expense	50,671	43,802	6,869	15.7%	34.0%	30.9%
Income tax expense	15,440	17,083	(1,643)	(9.6%)	10.4%	12.1%

Net income	$35,231	$26,719	$8,512	31.9%	23.6%	18.8%

Net income per weighted-average common share
Basic	$1.13	$0.87	$0.26	29.9%
Diluted	$1.11	$0.85	$0.26	30.6%

Dividends declared per share	$0.20	$—	$0.20

Other data:

EBIT	$51,310	$47,782	$3,528	7.4%
EBITDA	$54,108	$50,551	$3,557	7.0%

EBIT and EBITDA Reconciliation
Net income	$35,231	$26,719	$8,512
Income tax expense	15,440	17,083	(1,643)
Interest income	1,428	398	1,030
Interest expense	2,067	4,378	(2,311)

EBIT	51,310	47,782	3,528
Depreciation and amortization	2,798	2,769	29

EBITDA	$54,108	$50,551	$3,557

     Revenue. Revenue increased 5.2% to $149.0 million for the six months ended June 30, 2005 from $141.7 million for the same period in 2004. Approximately $7.4 million of the increase was due to increases in the ratings and qualitative subscriber base, analytical software applications and escalations in multi-year customer contracts and contract renewals. The Marketing Resources Plus (“MRP”) acquisition accounted for $1.5 million of the increase. MRP was acquired on March 11, 2004, and therefore, the six month period ended June 30, 2005 had the benefit of the full six months of operations of MRP as compared to approximately four months for the same period of 2004. Revenue for the six months ended June 30, 2005 was also impacted by increases of $0.8 million due to RADAR® services measuring more networks and $0.3 million in PPM international revenue as compared to the six months ended June 30, 2004. These increases were partially offset by a decrease in Scarborough revenue, which was impacted by $2.9 million due to the timing of the delivery of 17 Scarborough markets. These markets were delivered in the fourth quarter of 2004; therefore, the revenue was recognized in the fourth quarter of 2004. In previous years, these 17 markets had been delivered in the first quarter of the following year.
     Cost of Revenue. Cost of revenue decreased 2.7% to $49.9 million for the six months ended June 30, 2005 from $51.3 million for the same period in 2004, and decreased as a percentage of revenue to 33.5% in 2005 from 36.2% in 2004. The $1.4 million decrease was primarily related to a decrease in Scarborough royalties of $1.7 million, which is due mainly to the timing of the delivery of 17 Scarborough markets previously discussed.
     Selling, General and Administrative. Selling, general and administrative expenses increased 9.8% to $33.3 million for the six months ended June 30, 2005 from $30.3 million for the same period in 2004, and increased as a percentage of revenue to 22.3% in 2005 from 21.4% in 2004. The $3.0 million increase was due to increased expenses associated with U.S. Media Services (Arbitron’s core quantitative, qualitative and software application services) of $2.2 million, increased PPM expenses of $0.9 million, and increased expenses associated with the MRP acquisition of $0.8 million. These increases were partially offset by a decrease in internet services ($0.8 million). Due to SFAS 123R, Share-Based Payment, Arbitron expects that, with regard to the expensing of stock compensation, its selling, general and administrative expenses will increase substantially beginning January 1, 2006.
     Research and Development. Research and development increased 12.3% to $16.7 million during the six months ended June 30, 2005 from $14.9 million for the same period in 2004 and increased as a percentage of revenue to 11.2% in 2005 from 10.5% in 2004. PPM research and development costs and the MRP acquisition accounted for $1.2 million and $0.6 million of the increase, respectively.
     Operating Income. Operating income increased 8.6% to $49.2 million for the six months ended June 30, 2005 from $45.3 million for the same period in 2004. Operating margin percentage increased to 33.0% in 2005 from 31.8% in 2004. Operating margins for the year 2005 will be negatively impacted due to the deployment of a pilot panel for the new national marketing research service.
     Equity in net income of affiliate. Equity in net income of affiliate decreased 15.2% to $2.1 million for the six months ended June 30, 2005, from $2.5 million for the same period in 2004. The reduced earnings of Scarborough resulted mainly from the timing of the delivery of the 17 markets discussed previously.
     Interest Income. Interest income increased 258.8% to $1.4 million for the six months ended June 30, 2005 from $0.4 million for the same period of 2004. The increase was primarily attributed to increased amounts of available cash and higher interest rates.
     Interest Expense. Interest expense decreased 52.8% to $2.1 million for the six months ended June 30, 2005 from $4.4 million for the same period in 2004. The decrease is due to the Company’s request to close the credit facility on January 31, 2005. During the six months ended June 30, 2004, the average balance outstanding under the credit facility was $44.8 million.
     Income Tax Expense. During the second quarter 2005, Arbitron reversed certain liabilities for tax contingencies related to prior periods. The net benefit of the reversal was $3.9 million. The effective tax rate for the six months ended June 30, 2005, exclusive of this discrete event, was 38.2%. Arbitron’s effective tax rate was 39.0% for the six months ended June 30, 2004. The effective tax rate was reduced from 39.0% to 38.2% to reflect a reduction in the expected state tax rate and the impact of increased tax-exempt interest income.

     Net Income. Net income increased 31.9% to $35.2 million for the six months ended June 30, 2005 from $26.7 million for the same period in 2004. The Company expects that net income in 2005 will be adversely impacted by approximately $4.3 million due to the deployment of a pilot panel for the new national marketing research service.
     EBIT and EBITDA. EBIT increased 7.4% to $51.3 million and EBITDA increased 7.0% to $54.1 million for the six months ended June 30, 2005 from $47.8 million and $50.6 million, respectively, for the same period in 2004. Arbitron has presented EBIT and EBITDA as supplemental information that management of Arbitron believes may be useful to investors to evaluate the Company’s results because they exclude certain items that are not directly related to the Company’s core operating performance. EBIT is calculated by adding back net interest expense and income tax expense to net income. EBITDA is calculated by adding back net interest expense, income tax expense, depreciation and amortization to net income. EBIT and EBITDA should not be considered substitutes either for net income, as indicators of Arbitron’s operating performance, or for cash flow, as measures of Arbitron’s liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures reported by other companies.
Liquidity and Capital Resources
     Working capital was $76.0 million and $24.2 million as of June 30, 2005, and December 31, 2004, respectively. Cash and cash equivalents was $136.1 million as of June 30, 2005. Management expects that the cash position as of June 30, 2005, and cash flow generated from operations will be sufficient to support the Company’s operations for the foreseeable future.
     Net cash provided by operating activities was $37.8 million and $42.2 million for the six months ended June 30, 2005, and 2004. The decrease was mainly attributable to a decrease in deferred income taxes ($13.0 million), the accrued taxes component of accrued expenses and other current liabilities ($4.1 million), and higher accounts receivable ($3.8 million), partially offset by an increase in deferred revenue of $9.0 million, and an increase in net income of $8.5 million. The decrease in deferred income taxes was primarily associated with an Internal Revenue Service procedure related to advance customer payments in 2004. The decrease in accrued taxes was due primarily to the $3.9 million tax contingency reversal. The increases in deferred revenue and accounts receivable were primarily due to the timing of contract renewals in 2004.
     Net cash used by investing activities was $4.8 million and $12.8 million for the six months ended June 30, 2005 and 2004, respectively. In March of 2004, Arbitron purchased Marketing Resources Plus for $8.9 million. Arbitron did not make any business acquisitions during the six months ended June 30, 2005.
     Net cash provided by financing activities was $16.5 million for the six months ended June 30, 2005. Net cash used by financing activities was $20.6 million for the six months ended June 30, 2004. Arbitron received $19.6 million of cash from stock option exercises and employee stock purchase plans for the six months ended June 30, 2005, compared to $9.4 million for the same period in 2004. Additionally, the Company did not make any debt payments for the six months ended June 30, 2005, compared to debt payments of $30.0 million for the same period in 2004. These increases in net cash provided by financing activities were partially offset by the $3.1 million in dividends paid to Arbitron’s stockholders in April 2005. No dividends were paid during the six months ended June 30, 2004.
     Arbitron’s $50.0 million in senior secured notes mature on January 31, 2008. Arbitron’s senior secured notes contain non-investment-grade financial terms, covenants and operating restrictions that increase the cost of financing and restrict financial flexibility. Under the terms of the senior secured notes, Arbitron is required to maintain certain leverage and coverage ratios and meet other financial conditions. The senior secured notes limit, among other things, Arbitron’s ability to incur additional indebtedness, grant or incur liens on its assets, pay cash dividends over a certain amount, make certain investments or acquisitions, repurchase or redeem capital stock over a certain amount and engage in certain mergers or consolidations. On June 10, 2005, the senior secured notes agreement was amended. The amendment deletes certain requirements to make mandatory offers to prepay, amends certain notice requirements, deletes interest-rate-hedging obligations, and eliminates or loosens the restrictions applicable under various negative covenants, including those relating to, among other things, acquisitions, the creation of joint ventures, the payment of dividends and distributions, and capital expenditures. However, the terms of the senior secured notes may still restrict or prohibit Arbitron’s ability to raise additional capital when needed or could prevent Arbitron from making acquisitions or investing in other growth initiatives. Arbitron has been in compliance with all covenants since the inception of all borrowings.

     Arbitron announced on February 28, 2005, that its Board of Directors approved the payment of the Company’s first quarterly cash dividend of $0.10 per common share. The dividend was paid on April 1, 2005, to stockholders of record as of the close of business on March 15, 2005. On May 26, 2005, Arbitron announced that its Board of Directors approved the payment of a second quarterly cash dividend of $0.10 per common share. The dividend was paid on July 1, 2005, to stockholders of record as of the close of business on June 15, 2005.
     In 2004, Clear Channel Communications and Infinity Broadcasting represented approximately 21% and 10%, respectively, of Arbitron’s revenue. Arbitron’s agreements with these customers are not exclusive and contain no renewal obligations. In August 2004, Arbitron entered into license agreements with Infinity Broadcasting, effective April 1, 2004, to provide audience estimates, software and other ancillary services to Infinity Broadcasting’s radio stations through the Company’s Winter 2008 survey. On December 27, 2004, the Company entered into new license agreements with Clear Channel Communications to provide radio ratings and software services for Clear Channel Communication’s radio stations and networks through the Company’s Fall 2008 survey. Arbitron cannot give any assurances that it will retain current customers or that it will be able to replace the revenue that is lost should a key customer fail to renew its agreements with Arbitron. On June 13, 2005, Clear Channel issued a request for proposals to create a “state-of-the-art” radio ratings system. Since early 2005, Arbitron has been discussing with its customers possible scenarios for offering audience measurement using the PPM technology.
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
     In 2003, Arbitron began testing additional marketing research applications of the Portable People Meter technology. One application that Arbitron began testing was the use of the Portable People Meter as the media collection tool for a national marketing-oriented panel designed to correlate advertising with shopping behavior and sales. The objective is to provide multimedia exposure data combined with sales data from a single source to produce a measure of advertising effectiveness for advertisers, agencies and broadcasters. On September 29, 2004, Arbitron announced that Arbitron and VNU, Inc. signed an agreement to explore the development of a new national marketing research service. On April 29, 2005, Arbitron and VNU, Inc. entered into a cost-sharing agreement to share costs and capital expenditures associated with the development and deployment, by year-end 2005, of a pilot panel of more than 6,000 households as a demonstration of the national marketing research service. A formal joint venture between Arbitron and VNU, Inc. for the national marketing panel is under discussion. Procter & Gamble is collaborating with the two companies to ensure that the service properly addresses the needs of marketers. This is a new type of service for which market acceptance is not yet known.
     The continuing development and anticipated rollout of PPM services will require both significant capital resources and operating costs over the next several years. As a result of the national test marketing pilot panel, the Company expects to incur up to approximately $11.3 million of additional expenditures in 2005, approximately $4.3 million of which would constitute expenses that have a direct impact on the Company’s net income and approximately $7.0 million of which would be capitalized. As of June 30, 2005 less than $0.2 million of net expenses and none of the capital expenditures had been incurred. The Company expects to fund these obligations with existing reserves. In the event Arbitron decides to proceed with commercializing either a PPM ratings service or a PPM marketing application service, there would be significant start-up expenses that would adversely affect Arbitron’s financial position and operating results.
New Accounting Pronouncement
     In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123 – revised 2004 (“SFAS 123R”), Share-Based Payment, which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. SFAS 123R, which will be effective January 1, 2006, requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income.

     Arbitron is required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 2 in the Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts for the three and six months ended June 30, 2005 and 2004. Although Arbitron has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have an adverse impact on the Company’s consolidated statements of income and net income per share.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Risk
     The Company currently has no outstanding floating rate debt. A hypothetical market interest rate change of 1% would have no effect on the Company’s results of operations. However, changes in market interest rates would impact the fair value of the Company’s senior notes. The fair values of the senior secured notes as of June 30, 2005, and December 31, 2004, were $52.9 million and $53.8 million, respectively, and were estimated using a cash flow valuation model and available market data for securities with similar maturity dates.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Arbitron’s annual meeting of stockholders was held on May 24, 2005. There were 31,371,421 shares of Arbitron common stock outstanding and entitled to vote at the annual meeting. Of the 31,371,421 shares of Arbitron common stock entitled to vote at the annual meeting, a total of 29,622,401 shares were present in person or by proxy at the annual meeting.
     The following nominees designated by Arbitron’s Board of Directors were elected as directors at the annual meeting to serve one-year terms until the 2006 annual meeting of stockholders, with the following votes:

Nominee	Votes For	Votes Withheld
Alan Aldworth	29,356,974	265,427

Erica Farber	29,602,724	19,677

Philip Guarascio	29,602,742	19,659

Larry E. Kittelberger	29,356,445	265,956

Stephen B. Morris	29,601,943	20,458

Luis G. Nogales	29,602,925	19,476

Lawrence Perlman	29,598,413	23,988

Richard A. Post	27,480,021	2,142,380

     No additional items were on the agenda of the annual meeting of stockholders, and no other items were brought to a vote during the meeting .
ITEM 6.EXHIBITS

Exhibit No.	Description
Exhibit 10.1	First Amendment to Note Purchase Agreement, dated as of March 29, 2001

Exhibit 10.2	Second Amendment to Note Purchase Agreement, dated as of June 10, 2002

Exhibit 10.3	Third Amendment to Note Purchase Agreement, dated as of June 2, 2005 (Filed as Exhibit 99.1 to Arbitron’s Current Report on Form 8-K, dated June 16, 2005 and incorporated herein by reference).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBITRON INC.

By:	/s/ WILLIAM J. WALSH

William J. Walsh
Executive Vice President of Finance and Planning and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal accounting officer)

Date: August 4, 2005