Form 10-Q
period 2005-09-30
ARBITRON INC
filed 2005-11-03
CIK 109758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to ______
Commission file number: 1-1969
ARBITRON INC.
(Exact name of registrant as specified in its charter)

Delaware	52-0278528
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

142 West 57th Street New York, New York 10019 (Address of principal executive offices) (Zip Code) (212) 887-1300 (Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 30,866,553 shares of common stock, par value $0.50 per share, outstanding as of October 28, 2005.

ARBITRON INC.

Arbitron owns or has the rights to various trademarks, trade names or service marks used in its radio audience measurement business and subsidiaries, including the following: the Arbitron name and logo, RetailDirect®, RADAR®, Tapscan®, Tapscan WorldWide®, Integrated Radio Systems(IRS) SM, LocalMotion®, Maximi$er®, Maximi$er® Plus, Arbitron PD Advantage®, SmartPlus®, Arbitron Portable People MeterTM, Marketing Resources PlusTM, MRPTM, PrintPlusTM, MapMAKER DirectSM, Media ProfessionalSM, Media Professional PlusSM, QualitapSM, MediaMasterSM, ProspectorSM, and Schedule-ItSM.
The trademark Windows® is the registered trademark of Microsoft Corporation.
Media Rating Council® is a registered trademark of the Media Rating Council.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARBITRON INC.
Consolidated Balance Sheets
(In thousands, except par value data)

	September 30,	December 31,
	2005	2004
	(unaudited)	(audited)
Assets

Current assets
Cash and cash equivalents	$106,215	$86,901
Trade accounts receivable, net of allowance for doubtful accounts of $1,160 in 2005 and $1,124 in 2004	25,150	23,369
Deferred tax assets	3,274	4,362
Prepaid expenses and other current assets	5,072	5,529

Total current assets	139,711	120,161

Investment in affiliate	8,717	12,130
Property and equipment, net of accumulated depreciation of $22,172 in 2005 and $19,456 in 2004	23,700	18,536
Goodwill, net	40,558	37,773
Other intangibles, net	4,049	3,381
Noncurrent deferred tax assets	2,774	3,025
Other noncurrent assets	1,515	1,115

Total assets	$221,024	$196,121

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$7,039	$5,444
Accrued expenses and other current liabilities	25,582	30,955
Deferred revenue	54,568	59,608

Total current liabilities	87,189	96,007

Noncurrent liabilities
Long-term debt	50,000	50,000
Other noncurrent liabilities	4,541	4,734

Total liabilities	141,730	150,741

Stockholders’ equity
Common stock, $0.50 par value, authorized 500,000 shares, issued 32,336 shares in 2005 and 2004	16,168	16,168
Additional paid-in capital	89,277	101,914
Accumulated earnings (net distributions to Ceridian in excess of accumulated earnings) prior to spin-off	(242,870)	(242,870)
Retained earnings subsequent to spin-off	220,134	173,360
Common stock held in treasury, 1,478 shares in 2005 and 1,376 shares in 2004	(739)	(688)
Accumulated other comprehensive loss	(2,676)	(2,504)

Total stockholders’ equity	79,294	45,380

Total liabilities and stockholders’ equity	$221,024	$196,121

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30,
	2005	2004
Revenue	$85,615	$81,965

Costs and expenses
Cost of revenue	25,643	23,531
Selling, general and administrative	16,802	14,994
Research and development	10,246	8,604

Total costs and expenses	52,691	47,129

Operating income	32,924	34,836

Equity in net income (loss) of affiliate	193	(1,118)

Income before interest and income tax expense	33,117	33,718
Interest income	797	309
Interest expense	986	1,842

Income before income tax expense	32,928	32,185
Income tax expense	12,027	7,957

Net income	$20,901	$24,228

Net income per weighted-average common share
Basic	$0.67	$0.78
Diluted	$0.66	$0.77

Dividends declared per share	$0.10	$—

Weighted-average common shares used in calculations
Basic	31,198	31,174
Potentially dilutive securities	321	388

Diluted	31,519	31,562

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Revenue	$234,626	$223,634

Costs and expenses
Cost of revenue	75,531	74,789
Selling, general and administrative	50,063	45,285
Research and development	26,942	23,471

Total costs and expenses	152,536	143,545

Operating income	82,090	80,089

Equity in net income of affiliate	2,337	1,411

Income before interest and income tax expense	84,427	81,500
Interest income	2,225	707
Interest expense	3,053	6,220

Income before income tax expense	83,599	75,987
Income tax expense	27,467	25,040

Net income	$56,132	$50,947

Net income per weighted-average common share
Basic	$1.80	$1.64
Diluted	$1.77	$1.62

Dividends declared per share	$0.30	$—

Weighted-average common shares used in calculations
Basic	31,265	30,982
Potentially dilutive securities	359	539

Diluted	31,624	31,521

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities
Net income	$56,132	$50,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,024	3,216
Other amortization	1,186	996
Loss on asset disposals	237	458
Asset impairment charge	—	328
Deferred income taxes	1,424	23,109
Equity in net income of affiliate	(2,337)	(1,411)
Distributions from affiliate	5,750	5,374
Bad debt expense	370	346
Tax benefit from stock option exercises	5,053	4,297
Noncash compensation	296	141
Changes in operating assets and liabilities, excluding effects of business acquisitions
Trade accounts receivable	(2,243)	(7,956)
Prepaid expenses and other assets	(1,858)	(1,935)
Accounts payable	1,663	(739)
Accrued expenses and other current liabilities	(8,437)	(3,782)
Deferred revenue	(5,065)	(7,159)
Other noncurrent liabilities	(643)	219

Net cash provided by operating activities	54,552	66,449

Cash flows from investing activities
Additions to property and equipment	(8,401)	(7,149)
Payment for business acquisition	(4,176)	(8,928)

Net cash used by investing activities	(12,577)	(16,077)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	23,802	14,810
Dividends paid to stockholders	(6,275)	—
Stock repurchases	(39,976)	(9,927)
Payment of long-term debt	—	(55,000)

Net cash used by financing activities	(22,449)	(50,117)

Effect of exchange rate changes on cash	(212)	41

Net increase in cash and cash equivalents	19,314	296

Cash and cash equivalents at beginning of period	86,901	68,433

Cash and cash equivalents at end of period	$106,215	$68,729

See notes to consolidated financial statements.

ARBITRON INC.
Notes to Consolidated Financial Statements
September 30, 2005
(unaudited)
1. Basis of Presentation and Consolidation
Presentation
     The accompanying unaudited consolidated financial statements of Arbitron Inc. (the “Company” or “Arbitron”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The consolidated balance sheet as of December 31, 2004 was audited at that date, but all of the information and footnotes as of December 31, 2004 required by U.S. generally accepted accounting principles have not been included in this Form 10-Q. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Consolidation
     The consolidated financial statements of Arbitron reflect the consolidated financial position, results of operations and cash flows of Arbitron Inc. and its subsidiaries: Arbitron Holdings Inc., Audience Research Bureau S.A. de C.V., Ceridian Infotech (India) Private Limited, CSW Research Limited and Euro Fieldwork Limited.
2. Pro Forma Disclosures of Stock-Based Compensation
     The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of option grant only if the current market price of the underlying stock exceeded the exercise price of the options. In the case of issuances of stock awards, compensation expense is recorded based upon the quoted market value of shares of common stock on the date of grant. Any resulting compensation expense is recognized ratably over the vesting period. Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation –Transitions and Disclosures), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$20,901	$24,228	$56,132	$50,947
Add: Stock-based compensation expense, net of tax	62	—	183	—
Less: Stock-based compensation expense determined under fair value method, net of tax	1,327	501	4,155	2,110

Pro forma net income	$19,636	$23,727	$52,160	$48,837

Basic net income per weighted-average common share, as reported	$0.67	$0.78	$1.80	$1.64
Pro forma basic net income per weighted-average common share	$0.63	$0.76	$1.67	$1.58
Diluted net income per weighted-average common share, as reported	$0.66	$0.77	$1.77	$1.62
Pro forma diluted net income per weighted- average common share	$0.63	$0.74	$1.66	$1.54

Options granted to employees and directors	21,502	366,062	576,434	472,999
Weighted-average exercise price	$40.92	$38.24	$40.90	$38.00
Weighted-average fair value	$13.53	$13.85	$13.71	$13.04
Weighted-average assumptions:
Expected lives in years	6.5	6.5	6.5	6.0
Expected volatility	28.1%	27.3%	28.5%	27.3%
Expected dividend rate	1.0%	—	1.0%	—
Risk-free interest rate	4.11%	3.75%	3.87%	3.68%
During the quarter ended September 30, 2005, Arbitron granted 15,000 shares of stock awards with a fair value of $0.6 million vesting monthly over a sixty month period.
3. Acquisition
     On September 20, 2005, Arbitron acquired the net assets of Integrated Radio Systems, L.L.C. (“IRS”)SM for $4.6 million, including $0.1 million in transaction costs. IRS is a provider of software systems that help radio stations manage their advertising sales process and automate the daily tasks in a sales department. The IRS applications combine a customer relationship management system with scheduling and research applications and with inventory/pricing management tools. The $4.6 million purchase price was allocated to $1.8 million in identifiable intangible assets and tangible net assets and $2.8 million in goodwill. The purchase price includes a deferred cash payment of $0.5 million, which is due in September 2008.
4. Long-Term Debt
     Long-term debt consisted of senior secured fixed-rate notes in the amount of $50.0 million as of September 30, 2005, and December 31, 2004. The notes bear interest at a fixed rate of 9.96% and mature on January 31, 2008. The fair values of the senior secured notes as of September 30, 2005, and December 31, 2004, were $52.2 million and $53.8 million, respectively, and were estimated using a cash flow valuation model and available market data for securities with similar maturity dates. The senior-secured-notes agreement contains certain financial covenants and also contains a make-whole provision that applies in the event of early prepayment of principal. The senior secured notes limit, among other things, the Company’s ability to incur additional indebtedness, grant or incur liens on its assets, pay cash dividends over a certain amount, make investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations. On June 10, 2005, the senior-secured-notes agreement was amended. The amendment deleted certain requirements to make mandatory prepayment offers, amended certain notice requirements, deleted interest rate hedging obligations, and eliminated or loosened the restrictions applicable under various negative covenants, including those relating to, among other things, acquisitions, the creation of joint ventures, the payment of dividends and distributions, and capital expenditures. The Company was in compliance with its covenants as of September 30, 2005.
     If a default occurs under the terms of Arbitron’s senior secured notes, the lenders could proceed against the lenders’ collateral, which includes a first-priority lien on substantially all of the assets of Arbitron and its domestic subsidiaries and a pledge of the capital stock of all of its domestic subsidiaries and of 65% of the capital stock of its foreign subsidiaries. In addition, a default may result in higher rates of interest and the inability to obtain additional financing.
5. Stockholders’ Equity
     Changes in stockholders’ equity for the nine months ended September 30, 2005, were as follows (in thousands):

					Net Distributions
					to Ceridian	Retained		Total
				Additional	in Excess of	Earnings	Accumulated	Stock-
	Shares	Common	Treasury	Paid-In	Accumulated	Subsequent	Other Compre-	Holders
	Outstanding	Stock	Stock	Capital	Earnings	to Spin-off	hensive Loss	Equity

Balance as of December 31, 2004	30,960	$16,168	$(688)	$101,914	$(242,870)	$173,360	$(2,504)	$45,380
Net income	—	—	—	—	—	56,132	—	56,132
Common stock issued	847	—	423	21,516	—	—	—	21,939
Stock repurchased	(949)	—	(474)	(39,502)	—	—	—	(39,976)
Tax benefit from stock option exercises	—	—	—	5,053	—	—	—	5,053
Noncash compensation	—	—	—	296	—	—	—	296
Dividends declared	—	—	—	—	—	(9,358)	—	(9,358)
Other comprehensive loss	—	—	—	—	—	—	(172)	(172)

Balance as of September 30, 2005	30,858	$16,168	$(739)	$89,277	$(242,870)	$220,134	$(2,676)	$79,294

A quarterly cash dividend of $0.10 per common share was paid to stockholders on April 1, July 1, and October 3, 2005.
6. Net Income Per Weighted-Average Common Share
     The computations of basic and diluted net income per weighted-average common share for the three and nine months ended September 30, 2005, and 2004 are based on Arbitron’s weighted-average shares of common stock and potentially dilutive securities outstanding.

     Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period. On June 15, 2005, the Company announced that its Board of Directors authorized a program to repurchase up to $40.0 million of its outstanding common stock through either periodic open-market or private transactions through November 2005. As of August 22, 2005, the repurchase program was completed with 948,594 shares repurchased for an aggregate purchase price of approximately $40.0 million.
7. Comprehensive Income
          The Company’s comprehensive income comprises net income, foreign currency translation adjustments and changes in additional minimum pension liability. The components of comprehensive income were as follows (in thousands) :

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$20,901	$24,228	$56,132	$50,947
Items of other comprehensive income
Change in foreign currency translation adjustment	(37)	(5)	(258)	53
Change in fair value of interest rate swap	—	292	—	1,171
Income tax benefit (expense), net	14	(134)	86	(564)

Comprehensive income	$20,878	$24,381	$55,960	$51,607

     The components of accumulated other comprehensive loss were as follows (in thousands):

	September 30,	December 31,
	2005	2004
Foreign currency translation adjustment	$208	$466
Additional minimum pension liability	(4,538)	(4,538)
Income tax benefit	1,654	1,568

Accumulated other comprehensive loss	$(2,676)	$(2,504)

8. Retirement Plans
          Certain of Arbitron’s United States employees participate in a defined-benefit pension plan that closed to new participants effective January 1, 1995. Arbitron subsidizes health care benefits for eligible retired employees who participate in the pension plan and were hired before January 1, 1992.
     The components of periodic benefit costs for the defined-benefit pension plan and postretirement plan were as follows (in thousands):

	Defined-Benefit		Postretirement		Defined-Benefit		Postretirement
	Pension Plan		Plan Three		Pension Plan		Plan Nine
	Three Months		Months Ended		Nine Months		Months Ended
	Ended September 30,		September 30,		Ended September 30,		September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$202	$186	$10	$9	$606	$557	$30	$23
Interest cost	387	354	20	19	1,161	1,062	60	45
Expected return on plan assets	(427)	(368)	—	—	(1,247)	(1,117)	—	—
Amortization of prior service cost	6	5	—	—	18	16	—	—
Amortization of net loss	140	117	8	8	420	351	24	14

Net periodic benefit cost	$308	$294	$38	$36	$958	$869	$114	$82

In July 2005, Arbitron made a contribution of $2.5 million to the defined-benefit pension plan.
9. New Accounting Pronouncement
     In December 2004, the FASB enacted SFAS No. 123 – revised 2004 (“SFAS 123R”), Share-Based Payment, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Effective January 1, 2006, for calendar-year-end companies, SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income.
     The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. See Note 2 in the “Notes to Consolidated Financial Statements” for the pro forma net income and net income per share amounts for the three months and nine months ended September 30, 2005, and 2004, respectively. Although Arbitron has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have an adverse impact on the Company’s consolidated statements of income and net income per share.
10. Contingencies
     During 2005, the Pennsylvania Department of Revenue concluded a sales tax audit and notified the Company of an assessment of $3.6 million. The Pennsylvania Department of Revenue reversed its prior audit position, which held that the Company provides nontaxable services to customers in the Commonwealth, and, as a result, the Commonwealth intends to collect the taxes on Arbitron’s Pennsylvania sales. The assessment includes outstanding sales tax of $3.2 million on revenue and $0.4 million of accumulated interest since 2001.

     Currently, the Company is in the appeals process with the Pennsylvania Commonwealth, requesting a reassessment of the proposed tax liability. The Company contends that it continues to provide non-taxable services to its Pennsylvania customers and intends to vigorously defend this position during the appeals process. Although the Company anticipates a successful outcome; it cannot guarantee that a favorable settlement will occur. Given the nature of this uncertainty, no loss has been recognized as of September 30, 2005.
11. Income taxes
     During the second quarter 2005, Arbitron recognized a reversal of certain liabilities for tax contingencies related to prior periods. The net benefit of the reversal was $3.9 million. The effective tax rate was reduced from 38.5% to 37.75% for the quarter ended September 30, 2005 to reflect a reduction in the expected state tax rate and the impact of increased tax-exempt interest income. During the third quarter 2004, reserves for certain tax contingencies were reversed and a valuation allowance on the deferred tax assets related to state net operating loss carryforwards was reduced. The net benefit of these changes during the quarter ended September 30, 2004 was $4.2 million.

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
Forward-Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations about future events, which Arbitron has derived from information currently available to it. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied in such forward-looking statements. These risks and uncertainties include whether we will be able to:
•	renew all or part of contracts with large customers as they expire;

•	successfully execute our business strategies, including implementation of our Portable People Meter (PPMSM) services and to execute potential joint venture or third-party agreements;

•	effectively manage the impact of any further consolidation in the radio and advertising agency industries;

•	keep up with rapidly changing technological needs of our customer base, including creating new proprietary software systems and new customer products and services that meet these needs in a timely manner;

•	successfully manage the impact on our business of any economic downturn generally and in the advertising market in particular; and

•	successfully manage the impact on costs of data collection due to privacy concerns, technology changes and/or government regulations.
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
Growth Prospects for Core Services
     Due to the slow economic growth of the radio industry as well as the high penetration of current services in the core radio station business, Arbitron expects that its annual organic rate of revenue growth will be slower than historical trends until additional value can be added to the service through innovations like the Portable People Meter.
Portable People Meter
     For several years, Arbitron has pursued a strategy of evolving its data collection business from diaries, which are completed by hand and mailed in by respondents, to portable electronic measurement devices, which passively provide measurement services without additional manual effort by the respondents. This movement has been pursued to take advantage of new technological capabilities and to address the vast increase in media delivery vehicles, both inside and outside of the home. Market testing on Arbitron’s portable electronic measurement device, which we refer to as the portable people meter, or “PPM”, began in 2000, and various technical and research milestones have been achieved over the last several years. In particular, a few significant events have occurred in the last few months.
     In June 2005, Clear Channel Communications, Inc. (“Clear Channel”), the largest owner of radio stations in the United States (and which represented approximately 21% of Arbitron’s revenue in 2004), announced that it was issuing a request for proposals to create a “state-of-the-art” radio ratings system to replace the current diary measurement system to which it subscribes.
     In July 2005, the results of a PPM economic impact study were released. This study, which was led by the Radio Advertising Bureau and funded by Arbitron, reported on the potential impact to the radio industry of electronic measurement and a move from diaries to the PPM for radio audience measurement. The results of the study indicated that advertising expenditures associated with the radio industry would likely increase with a fully deployed PPM electronic ratings system and decrease with a continuation of the existing diary system of radio audience measurement.
     In late 2004, Arbitron began recruiting consumers to participate in a market demonstration utilizing PPM technology to be conducted in Houston, Texas. Over 100 media outlets were encoded (including radio, broadcast television and cable), as well as top retailers, including Kroger, Best Buy, Gap, Gallery Furniture and Old Navy. In September 2005, Arbitron released the first data from this demonstration. Arbitron believes that it was successful in achieving sample quality performance targets, including recruitment of a representative panel, particularly across ethnic and language usage segments.
     Although additional milestones remain, critical decision points for Arbitron in pursuing commercial deployment of the PPM are likely only a few months away. While the possibility remains that implementation of commercialization of the PPM could be delayed, or that a competitor might preempt PPM commercialization entirely, Arbitron continues to believe that the PPM service represents a viable replacement for its diary-based ratings service and is an essential component of the Company’s future growth.
     As Arbitron has previously disclosed, commercialization of the PPM will require a substantial financial investment. While the Company has preserved its cash in anticipation of such requirements, the expenditures likely to be incurred in connection with such commercialization are significant. The Company currently believes that the aggregate capital investment associated with PPM commercialization for audience ratings measurement could be in the range of $10.0 million to $25.0 million for the first two to three years of commercialization. In addition, over the same period, Arbitron anticipates that its results of operations will be negatively impacted as a result of the rollout of this PPM service, which impact likely will be material. Ultimately, the Company believes that, while commercialization of PPM for the ratings service will have a near-term negative impact on the Company’s results of operations, its operating margins can be restored to pre-rollout levels by the end of the rollout period, although there can be no assurance that this will be the case.
     Two significant factors will greatly affect the amount of capital required for deployment of the PPM and the impact of the rollout on the Company’s results of operations. First, since Arbitron’s primary customers are radio station owners, the speed with which the radio industry demands PPM technology will greatly affect the timing of the rollout. If the radio industry is slow to accept electronic measurement as opposed to the use of diaries, then it will take longer to roll out the commercialization of the PPM, and the costs associated with that deployment will be delayed. On the other hand, if the radio industry demands electronic measurement sooner rather than later, Arbitron’s capital needs will intensify, and the near-term negative impact on the Company’s results of operations will be more significant.
     Second, a significant variable in determining the ultimate costs to Arbitron in commercializing the PPM is whether Nielsen Media Research, Inc. (“Nielsen Media Research”) will join with Arbitron in the commercial deployment of the PPM. In May 2000, Arbitron entered into an agreement with Nielsen Media Research, a provider of U.S. television and cable audience measurement services, under which Arbitron granted Nielsen Media Research an option to join Arbitron in the potential commercial deployment of the PPM for audience measurement in the United States. Now that Arbitron believes that the PPM’s viability has been demonstrated as a result of the Houston test, Arbitron expects that Nielsen Media Research will make a decision in early 2006 as to whether to join in the commercialization of the PPM.
     If Nielsen Media Research elects to join Arbitron in commercializing the PPM, the PPM will be deployed to provide audience measurement for both the television and radio industries, and the costs of such commercialization will be shared with Nielsen Media Research in some form to be agreed upon. If Nielsen Media Research elects not to join Arbitron in commercializing the PPM, Arbitron intends to deploy a PPM service for audience measurement solely to the radio industry, at least initially. This will require Arbitron to bear all of the costs associated with the rollout of the PPM service.
     A further variant is the possible additional applications of the PPM technology that Arbitron has been pursuing. Arbitron began testing additional marketing research applications of the PPM technology in 2003. One application that Arbitron began testing was the use of the PPM as the media collection tool for a national marketing-oriented panel designed to correlate advertising with shopping behavior and sales. The objective is to provide multimedia exposure data combined with sales data from a single source to produce a measure of advertising effectiveness for advertisers, agencies and broadcasters.
     In September 2004, Arbitron announced that Arbitron and VNU, Inc. (“VNU”) agreed to jointly explore the development of a new national marketing research service, which Arbitron calls “Project Apollo”, that collects multimedia and purchase information from a common sample of consumers. In April 2005, Arbitron and VNU entered into a cost-sharing agreement to share costs and capital expenditures associated with the development and deployment, by year-end 2005, of a pilot panel of more than 6,000 households as a demonstration of the national marketing research service, and the parties currently are discussing entering into a formal joint venture for this service. Procter & Gamble, one of the country’s leading consumer products companies, is collaborating with the two companies to help ensure that the service properly addresses the needs of marketers. At this time, Arbitron has entered into agreements with Procter & Gamble and one other company to receive the pilot panel data, and is in final contract discussions with several other companies.
     The national marketing research service is a new product, for which market acceptance is not yet known. Like the audience measurement services for ratings, this service would require substantial additional expenditures if it ultimately proves to be a viable commercial product. Initially, the Company expects to incur up to approximately

$8.5 million of additional expenditures relating to the national marketing pilot panel in 2005, approximately $2.7 million of which would constitute expenses that have a direct impact on the Company’s results of operations and approximately $5.8 million of which would be capitalized. As of September 30, 2005, approximately $1.3 million of these costs had been incurred, approximately $0.7 million of which represented expenses that had a direct impact on the Company’s results of operations and the remainder of which were capital expenditures. Arbitron also currently expects to incur additional expenditures in the range of $5 million to $8 million relating to the pilot panel in 2006, a substantial majority of which are expected to constitute expenses that have a direct impact on the Company’s results of operations.
     Since the pilot program for the PPM national marketing service has not been completed and customer response is very preliminary, it is not yet possible to provide a meaningful assessment of future costs associated with a potential commercialization of this service. However, the same general cost pattern would apply as with the PPM ratings service – substantial costs would have to be incurred in advance of revenues, which would result in a negative impact on results of operations in the first two to three years of commercialization, which impact likely would be material.
Significant Customers
     Arbitron’s quantitative radio audience measurement business and related software sales accounted for approximately 89% of its revenue for the nine months ended September 30, 2005. Consolidation in the radio broadcasting industry has led to Arbitron’s dependence on a limited number of key customers. In 2004, Clear Channel and Infinity Broadcasting Corp. (“Infinity Broadcasting”) represented approximately 21% and 10%, respectively, of Arbitron’s revenue. Arbitron’s agreements with these customers are not exclusive and contain no renewal obligations. In August 2004, Arbitron entered into license agreements with Infinity Broadcasting, effective April 1, 2004, to provide audience estimates, software and other ancillary services to Infinity Broadcasting’s radio stations through the Company’s Winter 2008 survey. On December 27, 2004, the Company entered into new license agreements with Clear Channel to provide radio ratings and software services for Clear Channel’s radio stations and networks through the Company’s Fall 2008 survey.
     Arbitron cannot give any assurances that it could replace the revenue that would be lost should a key customer fail to renew all or part of its agreements with Arbitron. The loss of a key customer would materially impact Arbitron’s business, financial position and operating results.
Response Rates and Sample Proportionality
     Arbitron uses listener diaries to gather radio listening data from sample households in the United States local markets for which it currently provides radio ratings. A representative sample of the population in each local market is randomly selected for each survey and is recruited by telephone. It is increasingly difficult and more costly to obtain consent from the phone sample to participate in the surveys and to get a usable diary returned to Arbitron. Arbitron must achieve response rates sufficient to maintain confidence in its ratings, the support of the industry and accreditation by the Media Rating Council®. Response rates are a quality measure of survey performance and an important factor impacting costs associated with data collection. Overall response rates have declined over the past several years. If response rates continue to decline further, Arbitron’s radio audience measurement business could be adversely affected. Arbitron commits extensive efforts and resources to address the decline in response rates. Despite additional initiatives, response rates continued to decline in the Summer 2005 survey.
     A measure often used by clients to assess quality in Arbitron’s surveys is proportionality, which refers to how well the distribution of the sample for any individual survey matches the distribution of the population in the market. In recent years, Arbitron’s ability to deliver good proportionality in its surveys among younger demographic groups has deteriorated, caused in part by the trend among some households to disconnect their landline phones, effectively removing these households from the Arbitron sample frame.

     Arbitron has conducted a number of research tests over the past two years addressing this issue, including calling cellular phones to place diaries. The company expects to announce by early 2006 a plan designed to improve young adult proportionality.
Small Market Initiatives
     In May 2005, Arbitron announced a program designed to increase the stability of radio audience estimates in certain small markets that receive Arbitron’s Condensed Radio Market Reports. The goal of this program is to provide quality enhancements for our service in small markets and increase the reliability of reported data by reducing the fluctuations in audience estimates from measurement period to measurement period. By combining the two most recent separate quarterly measurement periods, the sample size for analyzing audience demographics for small markets will be increased without any increased cost to our customers. This program will be implemented in two phases beginning with the release of the Fall 2005 radio survey results. Beginning with the release of the Spring 2007 report, we will provide a report every quarter based on surveys from the current quarter and the previous three quarters. Effective in the Fall of 2007, we will provide a report that will have a total annual sample distributed equally across a 12 month period.
Dividends
     Arbitron announced on February 28, 2005, that its Board of Directors approved the payment of the Company’s first quarterly cash dividend of $0.10 per common share. The dividend was paid on April 1, 2005, to stockholders of record as of the close of business on March 15, 2005. For the second and third quarters ended June 30, 2005, and September 30, 2005, respectively, dividends approved in the amount of $0.10 per common share, were also paid on July 1 and October 3, 2005, respectively.
Stock Repurchase
     On June 15, 2005, Arbitron announced that its Board of Directors authorized a program to repurchase up to $40.0 million of its outstanding common stock through either periodic open-market or private transactions at the prevailing market price through November 2005. As of August 22, 2005, the repurchase program was completed with 948,594 shares repurchased for an aggregate purchase price of approximately $40.0 million.
Acquisition
     On September 20, 2005, Arbitron acquired the assets of Integrated Radio Systems, L.L.C. (“IRS”) for $4.6 million. IRS is a provider of software systems that help radio stations manage their advertising sales process and automate the daily tasks in a sales department. The IRS applications combine a customer relationship management system with scheduling and research applications and with inventory/pricing management tools.
Impact of Hurricane Katrina
     As a result of the suspension of services in New Orleans and surrounding areas within the Hurricane Katrina impact zone, Arbitron issued credits to local customers and will discontinue billing to stations and advertising agencies in the affected areas for the cost of local market report services. Arbitron will continue to monitor the situation in these markets, and as market conditions improve, will discuss with customers plans for resuming service. The total loss of revenue due to storm damage and business interruption is currently estimated at

$0.6 million, spread evenly over the years ended December 31, 2005, and 2006. Arbitron is exploring whether some of these losses are covered under its current insurance policies.
Critical Accounting Policies and Estimates
     Critical accounting policies and estimates are those that are both important to the presentation of the Company’s financial position and results of operations, and require management’s most difficult, complex or subjective judgments.
     The Company capitalizes software development costs with respect to major internal-use software initiatives or enhancements in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The costs are capitalized from the time that the preliminary project stage is completed and management considers it probable that the software will be used to perform the function intended until the time the software is placed in service for its intended use. Management performs an assessment quarterly to determine if it is probable that all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value. As of September 30, 2005, and December 31, 2004, the Company’s capitalized software developed for internal use had carrying amounts of $13.8 million and $8.5 million, respectively, including $6.6 million and $5.7 million, respectively, of software related to the Portable People Meter.
     Arbitron uses the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Management must make assumptions, judgments and estimates to determine the current provision for income taxes and also deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Assumptions, judgments, and estimates relative to the current provision for income tax take into account current tax laws, interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in the consolidated financial statements. Assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause actual income tax obligations to differ from estimates, thus impacting Arbitron’s financial position and results of operations. During the second quarter of 2005, Arbitron reversed certain liabilities for tax contingencies related to prior periods. The net benefit of the reversal was $3.9 million for the nine months ended September 30, 2005. During the third quarter 2004, reserves for certain tax contingencies were reversed and a valuation allowance on the deferred tax assets related to state net operating loss carryforwards was reduced. The net benefit of these changes during the quarter ended September 30, 2004 was $4.2 million.

Results of Operations
Comparison of the Three Months Ended September 30, 2005 to the Three Months Ended September 30, 2004
     The following table sets forth information with respect to the consolidated statements of income of Arbitron:
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended		Increase		Percentage of
	September 30,		(Decrease)		Revenue
	2005	2004	Dollars	Percent	2005	2004
Revenue	$85,615	$81,965	$3,650	4.5%	100.0%	100.0%
Costs and expenses
Cost of revenue	25,643	23,531	2,112	9.0%	30.0%	28.7%
Selling, general and administrative	16,802	14,994	1,808	12.1%	19.6%	18.3%
Research and development	10,246	8,604	1,642	19.1%	12.0%	10.5%

Total costs and expenses	52,691	47,129	5,562	11.8%	61.6%	57.5%

Operating income	32,924	34,836	(1,912)	(5.5%)	38.4%	42.5%
Equity in net income (loss) of affiliate	193	(1,118)	1,311	117.3%	0.2%	(1.4%)

Income before interest and income tax expense	33,117	33,718	(601)	(1.8%)	38.6%	41.1%
Interest income	797	309	488	157.9%	0.9%	0.4%
Interest expense	986	1,842	(856)	(46.5%)	1.2%	2.2%

Income before income tax expense	32,928	32,185	743	2.3%	38.5%	39.3%
Income tax expense	12,027	7,957	4,070	51.1%	14.0%	9.7%

Net income	$20,901	$24,228	$(3,327)	(13.7%)	24.5%	29.6%

Net income per weighted-average common share
Basic	$0.67	$0.78	$(0.11)	-14.1%
Diluted	$0.66	$0.77	$(0.11)	-14.3%

Dividends declared per share	$0.10	$—	$—

Other data:

EBIT	$33,117	$33,718	$(601)	-1.8%
EBITDA	$34,529	$35,161	$(632)	-1.8%

EBIT and EBITDA Reconciliation
Net income	$20,901	$24,228	$(3,327)
Income tax expense	12,027	7,957	4,070
Interest income	(797)	(309)	(488)
Interest expense	986	1,842	(856)

EBIT	33,117	33,718	375
Depreciation and amortization	1,412	1,443	(31)

EBITDA	$34,529	$35,161	$344

     Revenue. Revenue increased 4.5% to $85.6 million for the quarter ended September 30, 2005, from $82.0 million for the same period in 2004. Approximately $2.6 million of the increase was due to increases in the ratings and qualitative subscriber base, analytical software applications and escalations in multiyear customer contracts and contract renewals. Scarborough delivered six more markets during the quarter ended September 30, 2005, than in the same period of 2004, resulting in increased revenue of $1.0 million. Due to the slow economic growth of the radio industry as well as the high penetration of current services in the core radio station business, Arbitron expects that its annual organic rate of revenue growth will be slower than historical trends.
     Cost of Revenue. Cost of revenue increased by 9.0% to $25.6 million for the quarter ended September 30, 2005, from $23.5 million for the same period in 2004, and as a percentage of revenue to 30.0% in 2005 from 28.7% in 2004. The increase in cost of revenue was primarily attributable to an increase in U.S. Media Services (Arbitron’s core quantitative, qualitative and software application services) of $2.2 million, which includes a $0.4 million increase in research costs and a $1.1 million increase related to increased Scarborough royalties, of which $0.8 million relates to the timing of Scarborough’s delivery of six more markets in 2005.
     Selling, General and Administrative. Selling, general and administrative expenses increased 12.1% to $16.8 million for the quarter ended September 30, 2005, from $15.0 million for the same period in 2004, and increased as a percentage of revenue to 19.6% in 2005 from 18.3% in 2004. The $1.8 million increase was due to increased U.S. Media Services expenses of $1.1 million, including $0.7 million due to the timing of bonuses and commissions. PPM expenses increased $0.7 million for the quarter ended September 30, 2005, compared to the same period of 2004. Beginning January 1, 2006, Arbitron expects that its selling, general and administrative expenses will increase substantially due to the expensing of stock options required by Statement of Financial Accounting Standards 123 – revised 2004 (“SFAS 123R”), Share-Based Payment .
     Research and Development. Research and development expenses increased 19.1% to $10.2 million during the quarter ended September 30, 2005, from $8.6 million for the same period in 2004, and increased as a percentage of revenue to 12.0% in 2005 from 10.5% in 2004. This increase in research and development expenses was due to $0.7 million in increased PPM expenses and $0.9 million in increased U.S. Media Services expenses. Research and development expenses are expected to continue to increase in the future due to the deployment of a pilot panel for the new national marketing research service and the expenses related to the Houston PPM ratings demonstration market.
     Operating Income. Operating income decreased 5.5% to $32.9 million for the quarter ended September 30, 2005, from $34.8 million for the same period in 2004. Operating margin percentage decreased to 38.4% in 2005 from 42.5% in 2004. Operating margins for the year 2005 will be negatively impacted due to higher research and development costs related to the national marketing service and PPM ratings.
     Equity in Net Income (Loss) of Affiliate. Equity in net income (loss) of affiliate (relating to the Company’s Scarborough joint venture) increased to income of $0.2 million for the quarter ended September 30, 2005, from a loss of $1.1 million for the same period in 2004. This increase is mainly the result of the timing of the delivery of six more markets by Scarborough during the quarter ended September 30, 2005, compared to the same period of 2004.
     Interest Income. Interest income increased 157.9% to $0.8 million for the quarter ended September 30, 2005, from $0.3 million for the same period in 2004. The $0.5 million increase is due to increased amounts of available cash and higher interest rates.
     Interest Expense. Interest expense decreased 46.5% to $1.0 million for the quarter ended September 30, 2005 from $1.8 million for the same period in 2004. The decrease is due to no longer having a credit facility for the quarter ended September 30, 2005, compared to having a $24.7 million average balance outstanding under the credit facility for the quarter ended September 30, 2004. The Company’s credit facility was closed by the request of the Company on January 31, 2005.
     Income Tax Expense. The effective tax rate was reduced from 38.5% to 37.75% for the quarter ended September 30, 2005 to reflect a reduction in the expected state tax rate and the impact of increased tax-exempt interest income. During the third quarter 2004, reserves for certain tax contingencies were reversed and a valuation allowance on the deferred tax assets related to state net operating loss carryforwards was reduced. The net benefit of these changes during the quarter ended September 30, 2004, was $4.2 million. Arbitron’s effective tax rate, exclusive of these events, was 38.5% for the quarter ended September 30, 2004.
     Net Income. Net income decreased 13.7% to $20.9 million for the quarter ended September 30, 2005, from $24.2 million for the same period in 2004 due primarily to a $4.2 million net benefit recorded during the quarter ended September 30, 2004 for certain reductions in the expected state tax rate and the impact of increased tax-exempt interest income. The Company expects that net income for the year ended December 31, 2005, will be adversely impacted by approximately $2.7 million due to the deployment of a pilot panel for the new national marketing research service.
     EBIT and EBITDA. Earnings before interest and income taxes (“EBIT”) decreased by 1.8% to $33.1 million, and earnings before interest, income taxes, depreciation and amortization (“EBITDA”) decreased by 1.8% to $34.5 million for the quarter ended September 30, 2005, from $33.7 million and $35.2 million, respectively, for the same period in 2004. Arbitron has presented EBIT and EBITDA as supplemental information that management of Arbitron believes is useful to investors to evaluate the Company’s results because they exclude certain items that are not directly related to the Company’s core operating performance. EBIT is calculated by adding back net interest expense and income tax expense to net income. EBITDA is calculated by adding back net interest expense, income tax expense, depreciation and amortization to net income. EBIT and EBITDA should not be considered substitutes either for net income, as indicators of Arbitron’s operating performance, or for cash flow, as measures of Arbitron’s liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies.

Comparison of the Nine Months Ended September 30, 2005 to the Nine Months Ended September 30, 2004
     The following table sets forth information with respect to the consolidated statements of income of Arbitron:
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Nine Months Ended		Increase		Percentage of
	September 30,		(Decrease)		Revenue
	2005	2004	Dollars	Percent	2005	2004
Revenue	$234,626	$223,634	$10,992	4.9%	100.0%	100.0%
Costs and expenses
Cost of revenue	75,531	74,789	742	1.0%	32.2%	33.4%
Selling, general and administrative	50,063	45,285	4,778	10.6%	21.3%	20.2%
Research and development	26,942	23,471	3,471	14.8%	11.5%	10.5%

Total costs and expenses	152,536	143,545	8,991	6.3%	65.0%	64.3%

Operating income	82,090	80,089	2,001	2.5%	35.0%	35.7%
Equity in net income of affiliate	2,337	1,411	926	65.6%	1.0%	0.6%

Income before interest and income tax expense	84,427	81,500	2,927	3.6%	36.0%	36.3%
Interest income	2,225	707	1,518	214.7%	0.9%	0.3%
Interest expense	3,053	6,220	(3,167)	(50.9%)	1.3%	2.8%

Income before income tax expense	83,599	75,987	7,612	10.0%	35.6%	34.0%
Income tax expense	27,467	25,040	2,427	9.7%	11.7%	11.2%

Net income	$56,132	$50,947	$5,185	10.2%	23.9%	22.8%

Net income per weighted-average common share
Basic	$1.80	$1.64	$0.16	9.8%
Diluted	$1.77	$1.62	$0.15	9.3%

Dividends declared per share	$0.30	$—	$0.30

Other data:

EBIT	$84,427	$81,500	$2,927	3.6%
EBITDA	$88,637	$85,712	$2,925	3.4%

EBIT and EBITDA Reconciliation
Net income	$56,132	$50,947	$5,185
Income tax expense	27,467	25,040	2,427
Interest income	(2,225)	(707)	(1,518)
Interest expense	3,053	6,220	(3,167)

EBIT	84,427	81,500	5,963
Depreciation and amortization	4,210	4,212	(2)

EBITDA	$88,637	$85,712	$5,961

     Revenue. Revenue increased 4.9% to $234.6 million for the nine months ended September 30, 2005 from $223.6 million for the same period in 2004. Approximately $10.1 million of the increase was due to increases in the ratings and qualitative subscriber base, analytical software applications and escalations in multiyear customer contracts and contract renewals. The Marketing Resources Plus (“MRP”) acquisition accounted for $1.5 million of the increase. MRP was acquired on March 11, 2004, and therefore, the nine-month period ended September 30, 2005, had the benefit of the full nine months of operations of MRP as compared to approximately seven months for the same period of 2004. Revenue for the nine months ended September 30, 2005, was also impacted by increases of $1.0 million due to RADAR® services measuring more networks. Scarborough delivered six more markets in the third quarter of 2005 than those delivered in the same period of 2004. This resulted in a $1.0 million increase in revenue for the nine months ended September 30, 2005, as compared to the same period of 2004. These increases were partially offset by a decrease in Scarborough revenue, which was impacted by $2.9 million due to the timing of the delivery of 17 Scarborough markets. These markets were delivered in the fourth quarter of 2004; therefore, the revenue was recognized in the fourth quarter of 2004. In previous years, these 17 markets had been delivered in the first quarter of the following year.
     Cost of Revenue. Cost of revenue increased by 1.0% to $75.5 million for the nine months ended September 30, 2005, from $74.8 million for the same period in 2004, and decreased as a percentage of revenue to 32.2% in 2005 from 33.4% in 2004. The increase in cost of revenue was primarily attributable to a net increase in U.S. Media Services (Arbitron’s core quantitative, qualitative and software application services) of $1.5 million, which is net of a $0.5 million decrease related to lower Scarborough royalties, which were impacted by the timing of market deliveries. This net increase was partially offset further by a $0.3 million decrease in Internet services and a $0.3 million decrease in PPM expenses.
     Selling, General and Administrative. Selling, general and administrative expenses increased 10.6% to $50.1 million for the nine months ended September 30, 2005, from $45.3 million for the same period in 2004, and increased as a percentage of revenue to 21.3% in 2005 from 20.2% in 2004. The $4.8 million increase was due to increased expenses associated with U.S. Media Services of $3.4 million (excluding MRP), increased PPM expenses of $1.6 million, and increased expenses associated with the MRP acquisition of $0.7 million. These increases were partially offset by a decrease in Internet service expenses of $0.9 million. Beginning January 1, 2006, Arbitron expects that its selling, general and administrative expenses will increase substantially due to the expensing of stock options required by SFAS 123R.
     Research and Development. Research and development increased 14.8% to $26.9 million during the nine months ended September 30, 2005, from $23.5 million for the same period in 2004 and increased as a percentage of revenue to 11.5% in 2005 from 10.5% in 2004. The $3.5 million increase was due to increased PPM expenses of $1.9 million, increased expenses associated with U.S. Media Services of $0.8 million (excluding MRP), and increased expenses associated with the MRP acquisition of $0.8 million.
     Operating Income. Operating income increased 2.5% to $82.1 million for the nine months ended September 30, 2005, from $80.1 million for the same period in 2004. Operating margin percentage decreased slightly to 35.0% in 2005 from 35.7% in 2004. Operating margins for the year 2005 will be negatively impacted due to the deployment of a pilot panel for the new national marketing research service and costs and expenses related to the PPM Houston demonstration market.
     Equity in Net Income of Affiliate. Equity in net income of affiliate increased 65.6% to $2.3 million for the nine months ended September 30, 2005, from $1.4 million for the same period in 2004. The increased earnings of Scarborough resulted mainly from the timing of the delivery of markets discussed previously.
     Interest Income. Interest income increased 214.7% to $2.2 million for the nine months ended September 30, 2005, from $0.7 million for the same period of 2004. The increase was primarily attributed to increased amounts of available cash and higher interest rates.
     Interest Expense. Interest expense decreased 50.9% to $3.1 million for the nine months ended September 30, 2005, from $6.2 million for the same period in 2004. The decrease is due to the Company’s close of the credit facility on January 31, 2005 and no longer having a balance outstanding under the credit facility for the nine months ended September 30, 2005. During the nine months ended September 30, 2004, the average balance outstanding under the credit facility was $38.1 million.

     Income Tax Expense. During the second quarter 2005, Arbitron reversed certain liabilities for tax contingencies related to prior periods. The net benefit of the reversal was $3.9 million for the nine months ended September 30, 2005. The effective tax rate, exclusive of this discrete event, was reduced to 37.75% to reflect a reduction in the expected state tax rate and the impact of increased tax-exempt interest income. During the third quarter 2004, reserves for certain tax contingencies were reversed and a valuation allowance on the deferred tax assets related to state net operating loss carryforwards was reduced. The net benefit of these changes during the nine months ended September 30, 2004 was $4.2 million. Arbitron’s effective tax rate, exclusive of these events, was 38.5% for the nine months ended September 30, 2004.
     Net Income. Net income increased 10.2% to $56.1 million for the nine months ended September 30, 2005, from $50.9 million for the same period in 2004. The Company expects that net income in 2005 will be adversely impacted by approximately $2.7 million due to the deployment of a pilot panel for the new national marketing research service.
     EBIT and EBITDA. EBIT increased 3.6% to $84.4 million and EBITDA increased 3.4% to $88.6 million for the nine months ended September 30, 2005, from $81.5 million and $85.7 million, respectively, for the same period in 2004. Arbitron has presented EBIT and EBITDA as supplemental information that management of Arbitron believes is useful to investors to evaluate the Company’s results because they exclude certain items that are not directly related to the Company’s core operating performance. EBIT is calculated by adding back net interest expense and income tax expense to net income. EBITDA is calculated by adding back net interest expense, income tax expense, depreciation and amortization to net income. EBIT and EBITDA should not be considered substitutes either for net income, as indicators of Arbitron’s operating performance, or for cash flow, as measures of Arbitron’s liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies.
Liquidity and Capital Resources
     Working capital was $52.5 million and $24.2 million as of September 30, 2005, and December 31, 2004, respectively. Cash and cash equivalents was $106.2 million as of September 30, 2005. Management expects that the cash position as of September 30, 2005, and cash flow generated from operations will be sufficient to support the Company’s operations for the foreseeable future.
     Net cash provided by operating activities was $54.6 million and $66.4 million for the nine months ended September 30, 2005, and 2004, respectively. The decrease was mainly attributable to a decrease in deferred income taxes ($21.7 million) and the accrued payroll component of accrued expenses and other current liabilities ($4.4 million), partially offset by lower accounts receivable of $5.7 million, an increase in deferred revenue of $2.1 million, and an increase in net income of $5.2 million. The decrease in deferred income taxes was primarily associated with an Internal Revenue Service procedure related to advance customer payments in 2004. The $4.4 million decrease in accrued payroll was primarily due to timing differences. The changes in deferred revenue and accounts receivable were primarily due to the timing of contract renewals in 2004.
     Net cash used by investing activities was $12.6 million and $16.1 million for the nine months ended September 30, 2005, and 2004, respectively. In September of 2005, Arbitron purchased IRS for $4.2 million. In March of 2004, Arbitron purchased MRP for $8.9 million. This change in acquisition costs was partially offset by increased spending on capitalized software for the nine months ended September 20, 2005, as compared to the same period of 2004.

     Net cash used by financing activities was $22.4 million and $50.1 million for the nine months ended September 30, 2005, and 2004, respectively. Arbitron received $23.8 million of cash from stock option exercises and employee stock purchases for the nine months ended September 30, 2005, compared to $14.8 million for the same period in 2004. The Company did not make any debt payments for the nine months ended September 30, 2005, compared to debt payments of $55.0 million for the same period in 2004. The decrease in net cash used by financing activities was partially offset by Arbitron’s repurchase of $40.0 million of its outstanding common stock during the nine-month period ended September 2005, compared to $9.9 million for the same period in 2004. Additionally, the Company paid $6.3 million in dividends to Arbitron’s stockholders during April and July 2005, compared to no dividends paid during the nine months ended September 30, 2004.
     Arbitron’s $50.0 million in senior secured notes matures on January 31, 2008. Arbitron’s senior secured notes contain non-investment-grade financial terms, covenants and operating restrictions that increase the cost of financing and restrict financial flexibility. Under the terms of the senior secured notes, Arbitron is required to maintain certain leverage and coverage ratios and meet other financial conditions. The senior-secured-notes limit, among other things, Arbitron’s ability to incur additional indebtedness, grant or incur liens on its assets, pay cash dividends over a certain amount, make certain investments or acquisitions, repurchase or redeem capital stock over a certain amount and engage in certain mergers or consolidations. On June 10, 2005, the senior-secured-notes agreement was amended. The amendment deleted certain requirements to make mandatory offers to prepay, amended certain notice requirements, deleted interest-rate-hedging obligations, and eliminated or loosened the restrictions applicable under various negative covenants, including those relating to, among other things, acquisitions, the creation of joint ventures, the payment of dividends and distributions, and capital expenditures. However, the terms of the senior secured notes may still restrict or prohibit Arbitron’s ability to raise additional capital when needed or could prevent Arbitron from making acquisitions or investing in other growth initiatives. Arbitron has been in compliance with all covenants since the inception of all borrowings.
     Arbitron announced on February 28, 2005, that its Board of Directors approved the payment of the Company’s first quarterly cash dividend of $0.10 per common share. The dividend was paid on April 1, 2005, to stockholders of record as of the close of business on March 15, 2005. For the second and third quarters ended June 30, 2005 and September 30, 2005, respectively, dividends approved in the amount of $.10 per common share, were paid on July 1 and October 3, 2005, respectively.
     In 2004, Clear Channel and Infinity Broadcasting represented approximately 21% and 10%, respectively, of Arbitron’s revenue. Arbitron’s agreements with these customers are not exclusive and contain no renewal obligations. In August 2004, Arbitron entered into license agreements with Infinity Broadcasting, effective April 1, 2004, to provide audience estimates, software and other ancillary services to Infinity Broadcasting’s radio stations through the Company’s Winter 2008 survey. On December 27, 2004, the Company entered into new license agreements with Clear Channel to provide radio ratings and software services for Clear Channel’s radio stations and networks through the Company’s Fall 2008 survey. Arbitron cannot give any assurances that it will retain current customers or that it will be able to replace the revenue that is lost should a key customer fail to renew its agreements with Arbitron.
     As discussed above in “—Portable People Meter,” commercialization of PPM for ratings services will require a substantial financial investment by Arbitron. While the Company has preserved its cash in anticipation of such requirements, the expenditures likely to be incurred in connection with such commercialization are significant. While the precise amount of such expenditures are subject to significant variables, the Company currently believes that the aggregate capital investment associated with PPM commercialization for audience ratings measurement could be in the range of $10.0 million to $25.0 million in the first two to three years of commercialization.
     Similarly, as discussed above, the Company is pursuing a possible additional application of the PPM technology that involves use of the PPM as a media collection tool for a national marketing-oriented panel designed to correlate advertising with shopping behavior and sales. The Company is participating with VNU in the development and deployment of a national marketing pilot panel as a demonstration of this service. The Company expects to incur up to approximately $8.5 million of expenditures relating to the national marketing pilot panel in 2005, and additional expenditures in the range of $5.0 million to $8.0 million relating to the pilot panel in 2006. If Arbitron determines that this service is a viable commercial product, substantial additional expenditures would be incurred to commercialize this service in the next few years.

     Arbitron expects to fund the national marketing pilot panel, the expected commercialization of the PPM ratings service and the possible commercialization of the PPM marketing research applications service with existing cash reserves, future excess cash from operations or through the most advantageous source of capital at the time, which may include the incurrence of new debt through borrowings, sales of common and preferred stock and joint venture capital transactions. Arbitron believes that one or more of these sources of capital will be available to fund its PPM-related cash needs, but there can be no assurance that the external sources of capital will be available on favorable terms, if at all.
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
     Arbitron is required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 2 in the “Notes to Consolidated Financial Statements” for the pro forma net income and net income per share amounts for the three and nine months ended September 30, 2005, and 2004. Although Arbitron has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have an adverse impact on the Company’s consolidated statements of income and net income per share.
Seasonality
     Arbitron recognizes revenue for products and services over the terms of license agreements as products and services are delivered, and expenses are recognized as incurred. Arbitron gathers radio-listening data in 297 United States local markets. All markets are measured at least twice per year (April-May-June for the “Spring Survey” and October-November-December for the “Fall Survey”). In addition, all major markets are measured two additional times per year (January-February-March for the “Winter Survey” and July-August-September for the “Summer Survey”). Arbitron’s revenue is generally higher in the first and third quarters as a result of the delivery of the Fall Survey and Spring Survey, respectively, to all markets, compared to revenue in the second and fourth quarters, when delivery of the Winter Survey and Summer Survey, respectively, is only provided to major markets. Arbitron’s expenses are generally higher in the second and fourth quarters as the “Spring Survey” and “Fall Survey” are being conducted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Risk
     The Company currently has no outstanding floating rate debt. A hypothetical market interest rate change of 1% would have no effect on the Company’s results of operations. The fair values of the senior secured notes as of September 30, 2005, and December 31, 2004, were $52.2 million and $53.8 million, respectively, and were estimated using a cash flow valuation model and available market data for securities with similar maturity dates. A hypothetical market interest rate change of 1% would have an impact of approximately $1.0 million on the fair value of the Company’s senior secured notes.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On June 15, 2005, Arbitron announced that its Board of Directors authorized a program to repurchase up to $40.0 million of its outstanding common stock through November 2005. As of August 22, 2005, the repurchase program was completed with 948,594 shares repurchased for an aggregate purchase price of approximately $40.0 million. The following table outlines the stock repurchase activity during the three months ended September 30, 2005.

			Total Number	Maximum Dollar Value
			of Shares Purchased	of Shares that May
	Total Number of	Average Price	as Part of	Yet Be Purchased
	Shares	Paid	Publicly	Under the
Period	Purchased	Per Share	Announced Program	Program
July 1-31	25,000	$42.04	25,000	$38,949,110
August 1-31	923,594	$42.15	923,594	$23,873
September 1-30	—	$—	—	$23,873

Total	948,594	$42.14	948,594	$23,873

ITEM 6. EXHIBITS

Exhibit No.	Description
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBITRON INC.

By:	/s/ WILLIAM J. WALSH

William J. Walsh
Executive Vice President of Finance and Planning and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal accounting officer)

Date: November 3, 2005