Form 10-K
period 2005-12-31
ARBITRON INC
filed 2006-02-27
CIK 109758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934
For the fiscal year ended December 31, 2005
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

None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑         No ☐

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes ☐         No ☑

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of “accelerated filer and large accelerated file” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑         Accelerated Filer ☐         Non-Accelerated Filer ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑

     The aggregate market value of the registrant’s common stock as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter (based upon the closing sale price of Arbitron’s common stock as reported by the New York Stock Exchange on that date), held by nonaffiliates, was approximately $1,355,003,281.

     Common stock, par value $0.50 per share, outstanding as of February 21, 2006: 31,077,453 shares

DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2006 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2005.

      Arbitron owns or has the rights to various trademarks, trade names or service marks used in its radio audience measurement business and subsidiaries, including the following: the Arbitron name and logo, ArbitrendsSM, RetailDirect®, RADAR®, Tapscan®, Tapscan WorldWide®, LocalMotion®, Maximi$er®, Maximi$er® Plus, Arbitron PD Advantage®, SmartPlus®, Arbitron Portable People MeterTM, Marketing Resources PlusTM, MRP®, PrintPlusTM, MapMAKER DirectSM, Media ProfessionalSM, Media Professional PlusSM, QualitapSM, MediaMasterSM, ProspectorSM, and Schedule-ItSM.

      The trademarks Windows®, Media Rating Council® and Homescan® referred to in this Annual Report on Form 10-K are the registered trademarks of others.

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron Inc. and its subsidiaries (“we,” “Arbitron” or the “Company”) in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations about future events, which Arbitron has derived from information currently available to it. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied in such forward-looking statements. These risks and uncertainties include whether we will be able to:

•	renew all or part of contracts with large customers as they expire;

•	successfully execute our business strategies, including implementation of our Portable People Meter (“PPM”) services and to execute potential joint-venture or third-party agreements;

•	effectively manage the impact of any further consolidation in the radio and advertising agency industries;

•	keep up with rapidly changing technological needs of our customer base, including creating new proprietary software systems and new customer products and services that meet these needs in a timely manner;

•	successfully manage the impact on our business of any economic downturn generally and in the advertising market in particular; and

•	successfully manage the impact on costs of data collection due to lower respondent cooperation in surveys, privacy concerns, technology changes and/or government regulations.

      Additional important factors known to Arbitron that could cause forward-looking statements to turn out to be incorrect are identified and discussed from time to time in Arbitron’s filings with the Securities and Exchange Commission, including in particular the risk factors discussed under the caption “ITEM 1A. RISK FACTORS” in this Annual Report on Form 10-K.

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

Overview

      Arbitron is an international media and marketing research firm primarily serving radio, cable television, advertising agencies, advertisers, outdoor and out-of-home media and, through its Scarborough joint venture, broadcast television and print media. Arbitron currently has four main services:

•	measuring radio audiences in local markets in the United States and Mexico;

•	measuring national radio audiences and the audience size and composition of network radio programs and commercials;

•	providing application software used for accessing and analyzing media audience and marketing information data; and

•	providing consumer, shopping and media usage information services to radio, cable television, advertising agencies, advertisers, retailers, outdoor and out-of-home media, online industries and, through its Scarborough joint venture, broadcast television and print media.

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

      Arbitron provides software applications that give its customers access to Arbitron’s estimates resident in its proprietary database and enable them to more effectively analyze and understand that information for sales, management and programming purposes. Some Arbitron software applications also allow customers to access data proprietary to third parties provided the customer has a separate license to use such third party data.

      In addition to its core radio ratings service, which provides primarily quantitative data such as how many people are listening, Arbitron also provides qualitative data on listeners, viewers and readers that contain detailed socioeconomic information and information regarding what the respondents buy, where they shop and what forms of media they use. Arbitron provides these qualitative measurements of consumer demographics, retail behavior and media usage in local markets throughout the United States. Arbitron Cable provides qualitative audience information to the advertising sales organizations of local cable companies and national cable networks. Arbitron Outdoor provides these qualitative measurements to outdoor and out-of-home media sales organizations.

      The comScore Arbitron Online Radio Ratings, a service jointly developed by Arbitron and comScore Networks Inc., measures the national audience of audio on the Internet. In addition, Arbitron offers custom research solutions to the Internet industry.

      Through its CSW Research Limited (“Continental Research”) subsidiary, Arbitron provides media, advertising, financial, public-sector, telecommunications and Internet research services in the United Kingdom and elsewhere in Europe.

      Arbitron is developing a Portable People Meter (“PPM”) system of audience measurement for commercialization in the United States and has entered into commercial agreements with a number of international media information services companies pursuant to which the companies have been granted a license to use Arbitron’s PPM encoding technology in their audience measurement services in specific countries outside the United States.

      Arbitron’s quantitative radio audience measurement services and related software have historically accounted for a substantial majority of its revenue. The radio audience measurement service and related software revenues represented approximately 86 percent of Arbitron’s total 2005 revenue. Arbitron’s revenue from domestic sources and international sources was 96 percent and four percent, respectively, for the year ended December 31, 2005.

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

      As the importance of reaching niche audiences with targeted marketing strategies increases, broadcasters, publishers, advertising agencies and advertisers increasingly require that information regarding exposure to advertising be provided on a more granular basis and that this information be coupled with more detailed information regarding lifestyles and purchasing behavior. The need to integrate purchase data information with advertising exposure information may create opportunities for innovative approaches to satisfy these information needs.

      Arbitron provides cable companies with qualitative audience information concerning consumer demographics and retail behavior of cable audiences and software applications.

      Outdoor and out-of-home media advertising companies have indicated a need for audience information to increase their revenues particularly as this industry segment has expanded to introduce “place-based” media in new locations such as malls, airports and cinemas. According to Outdoor Advertising Association of America, Inc., in 2004, advertisers spent $5.8 billion on outdoor and out-of-home media advertising in the United States. Audience information for these advertisers is minimal. In response to this need, Arbitron provides qualitative audience information and software programs that help show advertisers that outdoor and out-of-home advertising is an effective way to reach the people who purchase advertisers’ products and services. Arbitron has been working with the outdoor and out-of-home media industry to help them utilize consumer information services in selling their advertising.

Radio Audience Measurement Services

      Collection of Listener Data Through Diary Methodology. Arbitron uses listener diaries to gather radio listening data from sample households in 297 U.S. local markets for which it currently provides radio ratings. Participants in Arbitron surveys are selected at random by telephone number. When participants (known as “diarykeepers”) agree to take part in a survey, they are mailed a small pocket-sized diary and asked to record their listening in the diary over the course of a seven-day period. Participants are asked to report in their diary the station(s) to which they are listening, when they are listening and where they are listening, such as home, car, work or other place. Although survey periods are 12 weeks long, no one keeps a diary for more than seven days. Each diarykeeper receives a diary, instructions for filling it out and a small cash incentive. The incentive varies according to markets, and the range is generally $1.00 to $6.00 for each diarykeeper in the household and up to $10.00 in certain incentive programs for returned diaries. Diarykeepers mail the diaries to Arbitron’s operations center in Columbia, Maryland, where Arbitron conducts a series of quality control checks, enters the information into its database and produces periodic audience measurement estimates. Arbitron processes more than 1.4 million diaries every year to produce its audience listening estimates. All markets are measured at least twice each year, and major markets are measured four times per year. Arbitron’s proprietary data regarding radio audience size and demographics are generally then provided to customers through multiyear license agreements.

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

      Arbitron invests in quality improvements for its radio audience measurement service. Arbitron’s current quality improvement initiatives include the following:

•	improve ethnic measurement, including language usage weighting and personal race/ethnicity. Language usage weighting provides that, in addition to weighting based on sex/age, county and race (where applicable), language usage among Hispanics will be an additional weighting factor in certain Arbitron markets. Personal race/ethnicity means that Arbitron classifies the personal race/ethnicity of diarykeepers at the individual level rather than the household level;

•	improve small market ratings services;

•	improve qualitative services for medium and small markets;

•	implement a Total Line reporting for simulcast stations. Stations that are 100 percent simulcasting may request Arbitron to report their estimates in a single combined total line in all applications and reports; and

•	improve the measurement of new audio sources, including Internet and satellite.

      Since the early 1990s, Arbitron has implemented programs designed to:

•	accelerate the delivery of audience measurement services for some markets;

•	address declining survey response rates;

•	increase sample by up to 70 percent in a majority of surveyed markets;

•	improve the sample representation of young men;

•	maintain proportional representation of African-Americans and Hispanics;

•	increase survey frequency so that all markets are measured at least twice each year (Spring and Fall) and major markets are measured four times per year (Spring, Summer, Fall and Winter);

•	add consumer socioeconomic questions to its standard radio diary in all markets;

•	add consumer and retail questions to its standard radio diary in small markets; and

•	allow smaller markets to further increase their sample.

      Portable People Meter. For several years, Arbitron has pursued a strategy of evolving its data collection business from diaries, which are completed by hand and mailed in by respondents, to portable electronic measurement devices, which passively provide measurement services without additional manual effort by the respondents. This strategy has been pursued to improve quality by taking advantage of new technological capabilities and to address the vast increase in media delivery vehicles, both inside and outside of the home.

      Arbitron has developed a PPM system capable of measuring radio, broadcast television, cable television, Internet broadcasts, satellite radio and television audiences, and retail store video and audio broadcasts. The PPM is a small mobile phone-sized device that is worn or carried by a survey participant throughout the day. It automatically detects inaudible codes that radio, broadcast television, cable television, Internet and satellite radio and satellite television providers embed in the audio portion of their programming using encoders provided by Arbitron. These proprietary codes identify the media to which a participant is exposed throughout the day without the person having to engage in manual recording activities. At the end of each day, the PPM is placed into a base station that recharges the device and sends the collected codes to Arbitron for tabulation.

      There are several advantages of the PPM system. It is simple and easy for respondents to use. It requires no button pushing (which disrupts media use), no recall, and no effort to identify and write down channels or radio stations tuned to by respondents. The PPM is able to passively detect exposure to encoded media by identifying each source through unique identification codes. The PPM will help support the media industry’s increased focus on accountability to advertisers for the investments made by advertisers. It will help to shorten the time period between when advertising runs and when audience delivery is reported and will provide multimedia measurement from the same respondent. Since PPM panels have larger weekly and monthly samples, more stable trends are expected. In addition, the PPM is capable of measuring new digital platforms, time-shifted broadcasts and retail, sports and music venues. The PPM may potentially be used to measure outdoor and out-of-home media, print, commercials, and entertainment audio, such as movies and video games.

      After conducting its first market trial of the PPM in Manchester, England, in 1999, Arbitron conducted a market trial in Wilmington, Delaware, in 2000 and 2001. In late 2001 through 2003, Arbitron conducted a market trial for the television and radio markets in Philadelphia.

      In late 2004, Arbitron began recruiting consumers to participate in a market demonstration utilizing PPM technology to be conducted in Houston, Texas. More than 100 media outlets were encoded (including radio, broadcast television and cable television), as well as top retailers, including Kroger, Best BuyTM, Gap, Gallery Furniture and Old Navy. In September 2005, Arbitron released the first data from this demonstration. Arbitron achieved a number of sample quality performance targets, including recruitment of a representative panel, particularly across ethnic and language usage segments. Arbitron continues to work on improving the performance of recruitment and the daily cooperation rates of young adults.

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

      To date, Arbitron has signed a number of national and regional advertising agencies to use radio audience estimates based on the PPM if Arbitron deploys the PPM service. These agencies account for more than 70 percent of the national advertising dollars spent on radio advertising. Arbitron believes this is a significant start in an effort to gain a critical mass of industry support for deploying the PPM as a local market radio ratings system.

      Although additional milestones remain and there is the possibility that commercialization of the PPM could be delayed, or that a competitor might preempt PPM commercialization entirely, Arbitron continues to believe that the PPM service represents a viable replacement for its diary-based ratings service and is an essential component of the Company’s future growth.

      As Arbitron has previously disclosed, commercialization of the PPM will require a substantial financial investment. While the Company has preserved its cash and short-term investments in anticipation of such requirements, the expenditures likely to be incurred in connection with such commercialization are significant. The Company currently believes that the aggregate capital investment associated with PPM commercialization for audience ratings measurement could be in the range of $10.0 million to $25.0 million for the first two to three years of commercialization, with the higher range of investment by Arbitron anticipated in the event Nielsen Media Research does not join Arbitron in the commercialization of the PPM. In addition, over the same period, Arbitron anticipates that its results of operations will be negatively impacted as a result of the rollout of this PPM service, which impact likely will be material. Ultimately, the Company believes that, while commercialization of PPM for the ratings service will have a near-term negative impact on the Company’s results of operations, its operating margins can be restored to historical levels by the end of the rollout period, although there can be no assurance that this will be the case.

      Two significant factors will greatly affect the amount of capital required for deployment of the PPM and the impact of the rollout on the Company’s results of operations. First, since Arbitron’s primary customers are radio station owners, the speed with which the radio industry requests PPM technology will greatly affect the timing of the rollout. If the radio industry is slow to accept electronic measurement as opposed to the use of diaries, then it will take longer to roll out the commercialization of the PPM, and the costs associated with that deployment will be delayed. On the other hand, if the radio industry asks for electronic measurement sooner rather than later, Arbitron’s capital needs will intensify, and the near-term negative impact on the Company’s results of operations will be more significant.

      Second, a significant variable in determining the ultimate costs to Arbitron in commercializing the PPM is whether Nielsen Media Research, Inc. (“Nielsen Media Research”), a provider of U.S. television and cable audience measurement services, will join with Arbitron in the commercial deployment of the PPM. In May 2000, Arbitron entered into an agreement with Nielsen Media Research under which Arbitron granted Nielsen Media Research an option to join Arbitron in the potential commercial deployment of the PPM for audience measurement in the United States. Now that Arbitron believes that the PPM’s viability has been demonstrated as a result of the Houston market test, Arbitron expects that Nielsen Media Research will make a decision in early 2006 as to whether to join in the commercialization of the PPM.

      If Nielsen Media Research elects to join Arbitron in commercializing the PPM, the PPM will be deployed to provide audience measurement for both the television and radio industries, and the costs of such commercialization will be shared with Nielsen Media Research in some form to be agreed upon by the parties. Arbitron and Nielsen Media Research would each be licensed to use the data generated by the jointly deployed PPM in their respective media measurement services, and Arbitron would also receive royalties from Nielsen Media Research.

      If Nielsen Media Research elects not to join Arbitron in commercializing the PPM, Arbitron intends to deploy a PPM service for audience measurement solely to the radio industry, at least initially. This will require Arbitron to bear all of the costs associated with the rollout of the PPM service.

      Arbitron retains the right under the option agreement to, at any time, license, test and/or implement a commercial deployment of the PPM and the technology contained in the PPM outside of the United States. In the event Nielsen Media Research exercises its option to form the joint venture in the United States, Nielsen Media Research also has the option to purchase from Arbitron, at fair value, a portion of Arbitron’s interest, up to 49 percent, in all audience measurement business activities arising out of the commercial deployment of the PPM and the technology contained in the PPM outside of the United States.

      In June 2005, Clear Channel Communications, Inc. (“Clear Channel”), which is the largest owner of radio stations in the United States and represented approximately 19 percent of Arbitron’s revenue in 2005, announced that it was issuing a Request for Proposals to create a “state-of-the-art” radio ratings system to replace the current diary measurement system to which it subscribes. On December 16, 2005, Clear Channel issued a press release in which it announced that Arbitron is one of the seven finalists in its Request for Proposals process. Clear Channel has targeted March 3, 2006, as the date for selection of a final measurement method, with a live test period planned to begin in the spring of 2006.

      Portable People Meter — National Marketing Panel (“Project Apollo”). Arbitron began testing additional marketing research applications of the PPM technology in 2003. One application that Arbitron began testing was the use of the PPM as the media collection tool for a national marketing-oriented panel designed to correlate advertising with shopping behavior and sales. The objective is to provide multimedia exposure data combined with sales data from a single source to produce a measure of advertising effectiveness for advertisers, agencies and broadcasters.

      In September 2004, Arbitron announced that Arbitron and VNU, Inc. (“VNU”) agreed to jointly explore the development of a new national marketing research service, called “Project Apollo,” that collects multimedia and purchase information from a common sample of consumers. In April 2005, Arbitron and VNU entered into a cost-sharing agreement to share costs and capital expenditures associated with the development and deployment, by year-end 2005, of a pilot panel of more than 6,000 households as a demonstration of the national marketing research service, and the parties currently are discussing entering into a formal joint venture for this service. Procter & Gamble, one of the country’s leading consumer products companies, is collaborating with the two companies to help ensure that the service properly addresses the needs of marketers. At this time, six advertisers, including Procter & Gamble, who in the aggregate spend more than $6.2 billion for advertising on measured media, have signed, or are in final review of agreements for the Project Apollo pilot panel data.

      This innovative service would consist of a panel of participants, each of whom would receive incentives to carry Arbitron’s PPM, which would collect the participants’ exposure to multiple media sources. Data on consumer preferences and purchases with respect to a wide range of services and products would also be collected from panelists, electronically and through surveys, with the expectation of using households from VNU’s ACNielsen Homescan consumer panel, which currently tracks packaged-goods purchases. Data would be collected in aggregate form to provide an understanding of participants’ media interactions and their resulting shopping and purchasing behavior. The ultimate objective would be to provide advertisers with an enhanced ability to determine the return on investment for their marketing efforts.

      The national marketing research service is a new service, for which market acceptance is not yet known. Like the audience measurement services for ratings, this service would require substantial additional expenditures if it ultimately proves to be a viable commercial service. In 2005, the Company incurred approximately $9.4 million of incremental expenditures relating to the national marketing pilot, approximately $3.3 million of which constituted expenses that had a direct impact on the Company’s operating income and approximately $6.1 million of which were capitalized. Arbitron also currently expects to incur incremental expenses of $6.8 million relating to Project Apollo in 2006 that will have a direct impact on the Company’s operating income. If a decision is made to commercialize this service, substantial additional expenditures would be incurred in the next few years.

      Since the pilot program for the PPM national marketing service has just begun and customer response is very preliminary, it is not yet possible to provide a meaningful assessment of future costs associated with a potential commercialization of this service. However, the same general cost pattern would apply as with the PPM ratings service — substantial costs would have to be incurred in advance of revenues, which would result in a negative impact on results of operations in the first two to three years of commercialization, which impact likely would be material.

      Portable People Meter — International. Arbitron has entered into commercial agreements with a number of international media information services companies pursuant to which the companies have been granted a license to use Arbitron’s PPM encoding technology in their audience measurement services in specific countries outside the United States.

      BBM Canada (“BBM”), the Canadian industry cooperative for audience ratings, has a license to use Arbitron’s PPM audience measurement technology in its service. As of January 1, 2005, BBM made the PPM the official ratings system for buying and selling commercial airtime on French-language television in the markets of Quebec and Montreal.

      Arbitron has entered into commercial license agreements with Taylor Nelson Sofres, PLC (TNS), a United Kingdom company, to use Arbitron’s PPM technology in Belgium. Efforts are underway to negotiate a renewal of Arbitron’s separate commercial license agreement with TNS allowing TNS to use Arbitron’s PPM technology and its audio encoding technology for radio and television audience measurement in selected countries in Europe, Asia-Pacific, the Middle East and Africa. That license expired on December 31, 2005, except for in those countries in which TNS had already entered into local contracts with various entities. In June 2005, TNS Gallup, a member of TNS, announced the signing of a five-year contract with the Norwegian National Radio’s Steering Committee to install a PPM panel, making Norway the first country to use the PPM as currency for measuring commercial radio ratings. The panel of participants will be equipped with Arbitron’s PPM system beginning in the first quarter of 2006. In addition, Arbitron has entered into evaluation agreements with other audience measurement companies in various countries.

      Radio Joint Audience Research Limited (“RAJAR”), a United Kingdom company that was established to operate a single audience measurement system for the radio industry in the United Kingdom, is currently evaluating proposals for radio audience measurement. The TNS proposal using the PPM technology is one of the proposals being considered by RAJAR. It is expected that RAJAR will make its decision in the first quarter of 2006.

      Radio Market Report and Other Data Services. Arbitron’s listening estimates are provided in a number of different reports that are published and licensed to its customers. The cornerstone of Arbitron’s radio audience measurement services is the Radio Market Report, which is available in all local markets for which Arbitron currently provides radio ratings. The Radio Market Report provides audience estimates for those stations in a market that meet Arbitron’s Minimum Reporting Standards. The estimates cover a wide variety of demographics and dayparts, which are the time periods for which audience estimates are reported. Each Radio Market Report contains estimates to help radio stations, advertising agencies and advertisers understand who is listening to the radio, which stations they are listening to, and the time and location of the listening.

      Arbitron licenses its respondent-level database through Maximi$er and Maximi$er Plus, which are services for radio stations, and Media Professional and Media Professional Plus, which are services for advertising agencies and advertisers. Arbitron’s respondent-level database allows radio stations, advertising agencies and advertisers to customize survey areas, dayparts, demographics and time periods to support targeted marketing strategies. The Maximi$er service includes a Windows-based application to access a market’s entire radio diary database on a client’s personal computer. Radio stations use the Maximi$er service to produce information about their station and programming not available in Arbitron’s published Radio Market Reports. The Maximi$er Plus service allows radio stations to access Arbitron’s National Regional Database (“NRD”) to analyze ratings information for customer-defined groupings of stations in multiple markets and counties. The Media Professional service is designed to help advertising agencies and advertisers plan and buy radio advertising time quickly, accurately and easily. These services integrate radio planning and buying into one comprehensive research and media-buying tool. It allows advertising agencies and advertisers to uncover key areas critical to the buying process, including determining the most effective media target, understanding market trends, and identifying potential new business. The Media Professional Plus service allows advertising agencies and advertisers to access Arbitron’s NRD to create custom geographies and trade areas using radio Metro, television DMA and/or county information. Media Professional Plus also provides the data on a specific trading area’s cost per point needed to help advertising agencies and advertisers place more efficient media buys.

      In May 2005, Arbitron announced a program designed to increase the stability of radio audience estimates in certain small markets by applying a quarterly rolling-sample approach to surveys covering 110 small markets. The goal of this program is to provide quality enhancements for our service in certain small markets and increase the reliability of reported data by reducing the fluctuations in audience estimates from measurement period to measurement period. By combining the quarterly measurement of the related surveys, the sample size for analyzing audience demographics for these small markets will be increased without any increased cost to our customers. This program is being implemented in two phases beginning with the release of the Fall 2005 radio survey results.

      In addition to the Radio Market Report, Arbitron provides a range of ancillary services that includes Radio County Coverage Reports, Hispanic Radio Data and Black Radio Data.

      RADAR. The RADAR service provides a measurement of national radio audiences and the audience size of network radio programs and commercials. The audience measurements are provided for a wide variety of demographics and dayparts for total radio listening and for 52 separate radio networks.

      Network audience estimates are created by merging the radio listening of selected survey respondents with the actual times that network programs and commercials are aired on each affiliated station. RADAR estimates are delivered through Arbitron’s PC 2010 software application, which includes a suite of products for sophisticated analysis of network audiences. This service is provided to radio networks, advertising agencies and network radio advertisers.

      In 2003, Arbitron completed its conversion from a telephone-based RADAR survey to one based exclusively on a 12-month sample of 50,000 Arbitron diaries. Since 2003, the RADAR survey sample has continually increased, with an anticipated survey sample of 100,000 Arbitron diaries by March 2006.

Software Applications

      In addition to its reports, Arbitron licenses software applications that provide access to Arbitron audience estimates resident in its proprietary database. These applications enable customers to more effectively analyze and understand that information for sales, management and programming purposes. These services also help customers to further refine sales strategies and compete more effectively for advertising dollars. Some Arbitron software applications also allow customers to access data proprietary to third parties provided the customer has a separate license to use such third party data.

      Arbitron’s Tapscan family of software solutions is used by many radio stations, advertising agencies and advertisers. The Tapscan software is one of the advertising industry’s leading radio analysis applications. It can help create illustrative charts and graphs that make complex information more useful to potential advertisers. Other features include prebuy research including frequency-based tables, cost-per-point analysis, hour-by-hour and trending, use of respondent-level data, automatic scheduling and goal tracking, instant access to station format and contact information. Another Tapscan service, Qualitap, is also made available to television and cable outlets in the United States under a licensing arrangement with Marketron International, Inc.

      The MapMAKER Direct service analyzes where the radio audience lives and works to provide detailed maps and reports. Program directors can use this service to better understand their listeners and better target their promotional efforts. Arbitron’s PD Advantage service offers radio station program directors the ability to create a variety of reports that help analyze the market, the audience and the competition. Arbitron’s Marketing Resources Plus (“MRP”) service provides media buying software systems to local and regional advertising agencies for broadcast and print media.

      On September 20, 2005, Arbitron acquired the assets of Integrated Radio Systems, L.L.C. for $4.6 million, including $0.1 million in transaction costs. Integrated Radio Systems is a provider of software systems that help radio stations manage their advertising sales process and automate the daily tasks in a sales department. The Integrated Radio Systems applications combine a customer relationship management system with scheduling and research applications and with inventory/pricing management tools.

Local Market Consumer Information Services

      In its core radio ratings service, Arbitron provides primarily quantitative data, such as how many people are listening. Arbitron also provides qualitative data, such as consumer and media usage information, to radio stations, cable companies, television stations, outdoor and out-of-home media, magazine and newspaper publishers, advertising agencies and advertisers. The qualitative data on listeners, viewers and readers provide more detailed socioeconomic information and information on what respondents buy, where they shop and what forms of media they use. Arbitron provides these measurements of consumer demographics, retail behavior and media usage in 275 local markets throughout the United States.

      Arbitron provides four qualitative services tailored to fit a customer’s specific market size and marketing requirements:

•	The Scarborough Report, which is offered in larger markets;

•	The Scarborough Mid-Tier Local Market Consumer Study, which is offered in medium markets;

•	The RetailDirect Service, which is offered in medium markets; and

•	The Qualitative Diary Service/ LocalMotion Service, which is offered in smaller markets.

      Each service profiles a market, the consumers and the media choices in terms of key characteristics. These five services cover the major retail and media usage categories. Arbitron provides training and support services that help its customers understand and use the local market consumer information that Arbitron provides.

      Scarborough Report. The Scarborough service is provided through a joint venture between Arbitron and SRDS, Inc., a subsidiary of VNU, Inc. Although Arbitron’s interest in the Scarborough Research joint venture is 49.5 percent, partnership voting rights and earnings are divided equally between Arbitron and SRDS, Inc. The Scarborough service provides detailed information about media usage, retail and shopping habits, demographics and lifestyles in 80 large United States markets, utilizing a sample of consumers in the relevant markets. Scarborough data feature more than 1,700 media, retail and lifestyle characteristics, which can help radio stations, television stations, cable companies, advertising agencies and advertisers, newspaper and magazine publishers, and outdoor and out-of-home media companies, provide an in-depth profile of their consumers. Examples of Scarborough categories include retail shopping (e.g., major stores shopped or purchases during the past 30 days), auto purchases (e.g., plan to buy new auto or truck), leisure activities (e.g., attended sporting event) and personal activities (e.g., golfing). Media information includes broadcast and cable television viewing, radio listenership, newspaper readership by section, magazine readership and yellow pages usage. This information is provided twice each year to newspapers and magazines, radio and television broadcasters, cable companies, outdoor and out-of-home media, advertising agencies and advertisers in the form of the Scarborough Report. Arbitron is the exclusive marketer of the Scarborough Report to radio broadcasters, cable companies, and outdoor and out-of-home media. Arbitron also markets the Scarborough Report to advertising agencies and advertisers on a shared basis with Scarborough Research. Scarborough Research markets the Scarborough Report to newspapers, magazines and online service providers. Nielsen Media Research, a subsidiary of VNU, Inc., markets the Scarborough Report to television broadcasters.

      Scarborough Mid-Tier Local Market Consumer Study. The Scarborough Mid-Tier Local Market Consumer Study is also provided through the Scarborough joint venture between Arbitron and SRDS, Inc., a subsidiary of VNU, Inc. This service will provide information about media usage, retail and shopping habits, demographics and lifestyles in six mid-sized markets in 2006, utilizing a survey sample of adult consumers age 18 and above in the relevant markets. This survey information will be collected through a single consumer questionnaire. The survey period is a point-in-time measurement that lasts six to eight weeks. Arbitron is the exclusive marketer of the Scarborough Mid-Tier Local Market Consumer Study to radio broadcasters, cable companies, and outdoor and out-of-home media. Arbitron also markets the Scarborough Mid-Tier Local Market Consumer Study to advertising agencies and advertisers on a shared basis with Scarborough Research. Scarborough Research markets the Scarborough Mid-Tier Local Market Consumer Study to newspapers, magazines and online service providers. Nielsen Media Research, a subsidiary of VNU, Inc., markets the Scarborough Mid-Tier Local Market Consumer Study to television broadcasters.

      RetailDirect. Arbitron’s RetailDirect service is a locally oriented, purchase data and media usage research service provided in 19 mid-sized United States markets. This service, which utilizes diaries and telephone surveys, provides a profile of the audience in terms of local media, retail and consumer preferences so that local radio and television broadcasters, outdoor and out-of-home media, and cable companies have information to help them develop targeted sales and programming strategies. Retail categories include automotive, audio-video, furniture and appliances, soft drinks and beer, fast food, department stores, grocery stores, banks and hospitals. Media usage categories include local radio, broadcast television, cable networks, outdoor and out-of-home media, newspapers, yellow pages and advertising circulars.

      Qualitative Diary Service/ LocalMotion Service. Arbitron’s Qualitative Diary Service collects consumer and media usage information from Arbitron radio diarykeepers in 176 smaller United States markets. The same people who report their radio listenership in the market also answer more than 27 demographic, product and service questions. Consumer behavior information is collected for key local market retail categories, such as automotive sales, grocery, fast food, furniture and bedding stores, beer, soft drinks and banking. The Qualitative Diary Service also collects information about other media, such as television news viewership, cable television viewership, outdoor and out-of-home media exposure and newspaper readership. This qualitative service provided for cable television companies is known as LocalMotion.

Arbitron Cable Services

      Arbitron provides its local market consumer information services to media other than radio, including cable television. Feedback from Arbitron’s cable customers suggests that the cable industry is in need of improved local measurement systems because current quantitative measurement methods, such as diaries and television meter-based measurement systems, have not provided adequate depth of demographic information on cable network audiences. Without solid measures of demographic audiences at the local market level, cable may not be achieving its full potential of local and national advertising revenues. In response to this need, Arbitron Cable provides cable companies with qualitative audience information and software programs concerning consumer demographics and retail behavior of cable audiences.

      Arbitron expects that its PPM would provide a reliable local audience measurement service for the cable industry. If a joint venture with Nielsen Media Research is formed, it is anticipated that Nielsen Media Research would be licensed to use the PPM data to provide local audience measurement services to cable companies in the United States. If Nielsen Media Research elects not to join Arbitron in commercializing the PPM, Arbitron could provide nonratings ancillary services to the cable industry, such as information on out-of-home viewership and information to help analyze channel programming.

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

Custom Research Services

      Arbitron is in the process of expanding its custom research efforts to serve emerging advertising media. For example, Arbitron has contracts to produce audience listening estimates of Chinese-language listeners to radio and has produced custom research studies for satellite radio and out-of-home/place-based media.

The comScore Arbitron Online Radio Ratings Service

      The comScore Arbitron Online Radio Ratings, a service jointly developed by Arbitron and comScore Networks Inc., measures the national audience of audio on the Internet. In addition, Arbitron offers custom research solutions to the Internet industry.

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

      Advertising. Continental Research evaluates every stage of the advertising process: from strategy development, creative development, precampaign testing, pre- and post-advertising and tracking, and on-air coincidental studies, to analysis of those responding to the campaign, and consumers who purchased the advertised products.

      Financial. Continental Research’s experience in business-to-business financial research ranges from new product development to market measurement to advertising tracking. When conducting financial research and other business and consumer studies, Continental Research uses The Million Plus Panel, which comprises a pool of approximately 3.7 million United Kingdom residents and contains up to 3,000 demographic, lifestyle and purchasing details for each resident.

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

•	Continue to invest in quality improvements in its radio audience measurement services and to develop new revenue sources. Additionally, Arbitron believes that a growth opportunity exists in the advertiser market and intends to seek to expand its customer base of advertisers by developing and marketing new information services designed to assist corporate advertisers in implementing targeted marketing strategies.

•	Build on Arbitron’s experience in the radio audience measurement industry and its PPM technology to expand into measurement services for other types of media. In some cases, the Company plans to enter into agreements with third parties to assist with the marketing, technical and financial aspects of expanding into measurement services for other types of media.

•	Develop and commercialize the next-generation data collection and processing techniques. Arbitron’s businesses require sophisticated data collection and processing systems, software and other technology. The collection of Arbitron’s survey respondent information is dependent on individuals keeping track of their listening, viewing and reading activities in diaries. The technology underlying the media measurement industry is undergoing rapid change, and Arbitron will need to continue to develop its data collection, processing and software systems to accommodate these changes. The development of Arbitron’s PPM is in response to a growing demand for higher quality and more efficient methods for measuring audiences. Arbitron plans to use the PPM technology to develop an integrated measurement service that will measure multimedia from a single source, enabling media buyers to make multimedia decisions in an integrated fashion.

•	Expand international business. Arbitron continues to explore opportunities that would further expand the licensing of its PPM technology internationally into selected international regions, such as Europe and the Asia/ Pacific regions. Arbitron believes there is a demand for quality audience information internationally from global advertisers and media.

•	Provide multimedia exposure data combined with single-source sales data that will help support the media industry’s pursuit of increased accountability to advertisers for their return on investments made in media. Increased accountability relies on demonstrating that the advertisement ran as ordered, that the commercial audience was delivered as expected and that product sales were linked to such advertisements.

Customers, Sales and Marketing

      Arbitron’s customers are primarily radio stations, radio networks, cable companies, advertising agencies and corporate advertisers. As of December 31, 2005, Arbitron provided its radio audience measurement and related services to approximately 4,600 radio stations and 1,500 advertising agencies and advertisers nationwide under contracts that generally vary in length from one to seven years. As a result of the consolidation of United States radio broadcasters in the 1990s, Clear Channel Communications, Inc. and CBS Radio, formerly known as Infinity Broadcasting Corp., represented approximately 19 percent and nine percent, respectively, of Arbitron’s revenue in 2005. Although the industry consolidation that has led to the increased concentration of Arbitron’s customer base could put pressure on the pricing of Arbitron’s radio ratings service, it has also contributed to an increase in the number of stations subscribing to the ratings service, as stations have become Arbitron customers upon their acquisition by larger broadcasting groups. It has also been Arbitron’s experience that stations that are part of larger broadcasting groups are somewhat more likely to purchase Arbitron’s analytical software applications and other services in addition to the Radio Market Report. Furthermore, Arbitron believes that it is well positioned to provide new products and services to meet the emerging needs of broadcasting groups.

      As of December 31, 2005, Arbitron provided its qualitative measurement and related services to 149 local cable systems and 83 outdoor and out-of-home media plants.

      Arbitron markets its products and services in the United States through a direct sales force that consisted of 77 sales account managers and 36 training service consultants, as of December 31, 2005.

      Arbitron has entered into a number of agreements with third parties to assist in marketing and selling its products and services in the United States. For example, Marketron International, Inc. distributes, on an exclusive basis, Arbitron’s Qualitap software to television and cable outlets in the United States.

      Arbitron supports its sales and marketing efforts through the following:

•	Gathering and publishing studies, which are available for no charge on Arbitron’s Web site, on emerging trends in the radio, Internet broadcasting, outdoor and out-of-home and other media industries, as well as the media habits of radio listeners and television, cable and Internet viewers;

•	Conducting direct-marketing programs directed toward radio stations, cable companies, advertising agencies and corporate advertisers;

•	Promoting Arbitron and the industries Arbitron serves through a public relations program aimed at the trade press of the broadcasting, outdoor and out-of-home media, Internet, advertising and marketing industries, as well as select local and national consumer and business press;

•	Participating in key industry forums and interest groups, such as the Advertising Research Foundation, the American Association of Advertising Agencies, the National Association of Broadcasters, the Association of National Advertisers, the Radio Advertising Bureau, European Society for Opinion Marketing and Research, the Television Bureau of Advertising, the Cable Advertising Bureau, American Women in Radio and Television, Women in Cable Television, the Cable & Telecommunications Association for Marketing and the Outdoor Advertising Association of America, as well as Internet roundtables and numerous state and local advertising and broadcaster associations;

•	Maintaining a significant presence at major industry conventions, such as those sponsored by the National Association of Broadcasters, the Radio Advertising Bureau, the American Association of Advertising Agencies, the Cable Advertising Bureau and the Outdoor Advertising Association of America; and

•	Being a founding member of the Radio Advertising Effectiveness Lab, an industry not-for-profit organization providing information about the effectiveness of radio advertising.

      Internationally, Arbitron markets services through approximately 16 research executives operating through Continental Research’s office in the United Kingdom.

      Arbitron has also continued its international sales and marketing efforts in other areas, such as Mexico, Europe and the Asia/ Pacific regions.

Competition

      Arbitron believes that the principal competitive factors in its markets are the credibility and reliability of its audience research, the ability to provide quality analytical services for use with the audience information and the end-user experience with services and price.

      Arbitron is a leader in the radio audience measurement business. Arbitron competes in the radio audience measurement business in some small markets with Eastlan Resources, a privately held research company. In Mexico, Arbitron competes in the radio audience measurement business with INRA International Research Mexico. Arbitron is also aware of at least five companies, Telecontrol AG (a GfK AG company), Eurisko S.p.a. (a member of the international network NOP World), Navigauge, RSL Ipsos and AgB/ NMR International, that are developing technologies that could compete with Arbitron’s PPM.

      Arbitron competes with a large number of other providers of applications software, qualitative data and proprietary qualitative studies used by broadcasters, cable companies, advertising agencies, advertisers, and outdoor and out-of-home media companies. These competitors include STRATA Marketing Inc., Telmar Information Services Corp., Marketron Inc., Interactive Media Systems, Wicks Broadcast Solutions, LLC

and Donovan in the area of applications software, and The Media Audit (a division of International Demographics, Inc.), Mediamark Research Inc. (a NOP World company, a wholly owned subsidiary of United Business Media plc) and Simmons Market Research Bureau in the area of qualitative data.

      Arbitron also competes with a number of companies in the Internet audience measurement industry, including Nielsen// NetRatings.

      Arbitron’s Continental Research subsidiary operates in a highly competitive custom research market in the United Kingdom.

      On December 16, 2005, Clear Channel announced seven finalists for its Request for Proposals to create a state-of-the-art radio ratings system. The seven proposal finalists to be evaluated are, in alphabetical order, Arbitron, Integrated Media Measurement, MediaAudit/ Ipsos, Mediamark Research, Paladin Adsolutions, RadioStat and Simmons.

Intellectual Property

      Arbitron’s intellectual property is, in the aggregate, of material importance to its business. Arbitron relies on a combination of patents, copyrights, trademarks, service marks and trade secret laws, license agreements and other contractual restrictions to establish and protect its proprietary rights in its products and services. As of December 31, 2005, in the United States, Arbitron had been granted 22 patents and had 36 patent applications pending. Internationally, Arbitron had been granted 101 patents and had 182 patent applications pending as of December 31, 2005. Arbitron’s patents primarily relate to its data collection and processing systems and software and its PPM. Several patents relating to the PPM, which expire at various times beginning in 2012, when viewed together are of material importance to the Company’s business.

      Arbitron’s audience listening estimates are original works of authorship and are copyrightable under the federal copyright laws in the United States. The Radio Market Report is published either quarterly or semiannually, depending on the Arbitron market surveyed, while the Radio County Coverage Report is published annually. Arbitron seeks copyright registration for each Radio Market Report and for each Radio County Coverage Report published in the United States. Arbitron also seeks copyright protection for its proprietary software and for databases comprising the Radio Market Report and other services containing its audience estimates and respondent-level data. Prior to the publication of the Arbitron reports and release of the software containing the respondent-level data, Arbitron registers its databases under the United States federal copyright laws. Arbitron’s proprietary data regarding audience size and demographics are provided to customers generally through multiyear license agreements.

      A number of Arbitron’s services are marketed under United States federally registered trademarks that are helpful in creating recognition in the marketplace. Some of Arbitron’s registered trademarks and service marks include: the Arbitron name and logo, Maximi$er, RetailDirect and RADAR. The Arbitron name and logo is of material importance to the Company’s business. Arbitron has a trademark application pending for Arbitron PPM. Arbitron also has a number of common-law trademarks, including Media Professional, Qualitap, MediaMaster and Prospector. Arbitron has registered its name as a trademark in the United Kingdom, Mexico, the European Community, Australia, Singapore, Chile and Japan and is exploring the registration of its marks in other foreign countries.

      The laws of some countries might not protect Arbitron’s intellectual property rights to the same extent as the laws of the United States. Effective patent, copyright, trademark and trade secret protection may not be available in every country in which Arbitron markets or licenses its products and services.

      Arbitron believes its success depends primarily on the innovative skills, technical competence, customer service and marketing abilities of its personnel. Arbitron enters into confidentiality and assignment-of-inventions agreements with substantially all of its employees and enters into nondisclosure agreements with its suppliers and customers to limit access to and disclosure of its proprietary information.

      Arbitron must guard against the unauthorized use or misappropriation of its audience estimates, databases and technology by third parties. There can be no assurance that the copyright laws and other statutory and contractual arrangements Arbitron currently depends upon will provide it sufficient protection to prevent the use or misappropriation of its audience estimates, databases and technology in the future. The failure to protect Arbitron’s proprietary information, intellectual property rights and, in particular, its audience estimates and databases could severely harm Arbitron’s business.

      In addition, claims by third parties that Arbitron’s current or future products or services infringe upon their intellectual property rights may harm Arbitron’s business. Intellectual property litigation is complex and expensive, and the outcome of this litigation is difficult to predict. In the past, Arbitron has been involved in litigation relating to the enforcement of its copyrights covering its radio listening estimates. Although Arbitron has generally been successful in these cases, there can be no assurance that the copyright laws and other statutory and contractual arrangements Arbitron currently depends upon will provide it sufficient protection to prevent the use or misappropriation of its audience estimates, databases and technology in the future. Any future litigation, regardless of outcome, may result in substantial expense to Arbitron and significant diversion of its management and technical personnel. Any adverse determination in any litigation may subject Arbitron to significant liabilities to third parties, require Arbitron to license disputed rights from other parties, if licenses to these rights could be obtained, or require Arbitron to cease using the technology.

Research and Development

      Arbitron’s research and development activities have related primarily to the development of new product and customer software and other technical expenses including maintenance of legacy operation and reporting systems. Arbitron expects that it will continue research and development activities on an ongoing basis, particularly in light of the rapid technological changes affecting its business. The majority of the investment effort and spending will be dedicated to improving the quality and efficiency of Arbitron’s data collection and processing systems, developing new software applications that will assist Arbitron’s customers in realizing the full potential of Arbitron’s audience measurement services, developing Arbitron’s PPM technology, and developing a single-source service that will be able to measure audience and other information from a number of different forms of media. Research and development expenses during fiscal years 2005, 2004 and 2003 totaled $38.6 million, $33.3 million and $25.8 million, respectively.

Governmental Regulation

      Arbitron’s PPM has been certified to meet Federal Communications Commission requirements relating to emissions standards and standards for modem connectivity. Additionally, all PPM equipment has been certified to meet the safety standards of Underwriters Laboratories Inc. (commonly referred to as UL), as well as Canadian and European safety standards.

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

      Arbitron’s Radio Market Report Service is accredited by and subject to the review of the Media Rating Council (“MRC”). The MRC is an industry organization created to ensure high ethical and operational standards in audience measurement research. Arbitron’s Radio Market Report Service has been accredited by the MRC since 1968. Additional Arbitron services that are accredited by the MRC are RADAR, Maximi$er and Media Professional software, the Custom Survey Area Report (“CSAR”) and the Radio County Coverage services. To merit continued accreditation of its services, Arbitron must: (1) adhere to the MRC’s Minimum Standards for Media Rating Research; (2) supply full information to the MRC regarding details of its operations; (3) conduct its media measurement services substantially in accordance with representations to its subscribers and the MRC; and (4) submit to, and pay the cost of, thorough annual audits of accredited Arbitron services by certified public accounting firms engaged by the MRC.

Employees

      As of December 31, 2005, Arbitron employed approximately 919 people on a full-time basis and 439 people on a part-time basis in the United States and approximately 38 people on a full-time basis and 346 people on a part-time basis internationally. None of Arbitron’s employees are covered by a collective bargaining agreement. Arbitron believes its employee relations are good.

Seasonality

      Arbitron recognizes revenue for products and services over the terms of license agreements as products and services are delivered, and expenses are recognized as incurred. Arbitron gathers radio-listening data in approximately 297 United States local markets. All markets are measured at least twice per year (April-May-June for the “Spring survey” and October-November-December for the “Fall survey”). In addition, all major markets are measured two additional times per year (January-February-March for the “Winter survey” and July-August-September for the “Summer survey”). Arbitron’s revenue is generally higher in the first and third quarters as a result of the delivery of the Fall survey and Spring survey, respectively, to all markets, compared to revenue in the second and fourth quarters, when delivery of the Winter survey and Summer survey, respectively, is only made to major markets. Arbitron’s expenses are generally higher in the second and fourth quarters as the Spring survey and Fall survey are being conducted.

Available Information

      Arbitron’s Web site address is www.arbitron.com, and interested persons may obtain, free of charge, copies of filings (including Arbitron’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports) that Arbitron has made with the Securities and Exchange Commission through a hyperlink at this site to a third-party Securities and Exchange Commission filings Web site (as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission). Also available on Arbitron’s Web site are its Corporate Governance Policies and Guidelines, Code of Ethics for the Chief Executive Officer and Financial Managers, Code of Ethics and Conduct, the Audit Committee Charter, the Nominating Committee Charter, the Corporate Governance Committee Charter and the Compensation and Human Resources Committee Charter. Copies of these documents are also available in print, free of charge, to any stockholder who requests a copy by contacting Arbitron’s treasury manager.

ITEM 1A.	RISK FACTORS

          Risk Factors Relating to Arbitron’s Businesses and the Industry in Which Arbitron Operates

      Arbitron’s business, financial position and operating results are dependent on the performance of its radio audience measurement business.

      Arbitron’s quantitative radio audience measurement service and related software sales represented approximately 86 percent of Arbitron’s total revenue for 2005. Arbitron expects that sales of its radio audience measurement service and related software will continue to represent a substantial portion of Arbitron’s revenue for the foreseeable future. Any factors adversely affecting the pricing of, demand for or market acceptance of Arbitron’s radio audience measurement service and related software, such as competition, technological change or further consolidation in the radio industry, could adversely affect Arbitron’s business, financial position and operating results.

      Technological change may render Arbitron’s products and services obsolete. If Arbitron is unable to successfully adapt to changing technologies and customer demands, either through the development and marketing of new products and services, or through enhancements to its existing products and services, its business, financial position and results of operations would be adversely affected.

      Arbitron expects that the market for its products and services will be characterized by changing technology, evolving industry standards, frequent new product and service announcements and enhancements, and changing customer demands. The introduction of new products and services embodying new technologies and the emergence of new industry standards could render existing products and services obsolete and/or challenge current accepted levels of precision of data measurement. In addition, advertising-supported media may be challenged by new technologies that could have an effect on the advertising industry, Arbitron’s customers and Arbitron’s products and services. Arbitron’s continued success will depend on its ability to adapt to changing technologies and to improve the performance, features and reliability of its products and services in response to changing customer and industry demands. Arbitron may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of its products and services. Arbitron’s new products and services, such as its proposed PPM service, or enhancements to its existing products and services, may not adequately meet the requirements of its current and prospective customers or achieve any degree of significant market acceptance. Arbitron’s inability to successfully adapt to changing technologies and customer demands, either through the development and marketing of new products and services, or through enhancements to its existing products and services, would adversely affect its business, financial position and results of operations.

      Consolidation in the radio broadcasting industry has led to Arbitron’s increasing dependence on key customers. The loss of a key customer would significantly reduce Arbitron’s revenue and operating results.

      The consolidation in the radio broadcasting industry has led to Arbitron’s increasing dependence on a limited number of key customers. The loss of a key customer would significantly reduce Arbitron’s revenue and operating results. In 2005, Clear Channel and CBS Radio represented approximately 19 percent and nine percent, respectively, of Arbitron’s revenue.

      On June 13, 2005, Clear Channel issued a Request for Proposals to create a “state-of-the-art” radio ratings system. On December 16, 2005, Clear Channel issued a press release in which it announced that Arbitron is one of the seven finalists in its Request for Proposals process. Clear Channel has targeted March 3, 2006, as the date for selection of a final measurement method, with a live test period planned to begin in the spring.

      Arbitron cannot give any assurances that it could replace the revenue that would be lost if a key customer failed to renew all or part of its agreements with Arbitron. The loss of a key customer would materially impact Arbitron’s business, financial position and operating results.

      Consolidation in the radio broadcasting industry may put pressure on the pricing of Arbitron’s radio audience measurement service and related software sales, thereby leading to decreased earnings growth.

      Consolidation in the radio broadcasting industry could put pressure on the pricing of Arbitron’s radio audience measurement service and related software sales, from which Arbitron derives a substantial portion of its total revenue. Arbitron prices its radio audience measurement service and related software applications on a per radio station, per service or per product basis, negotiating licenses and pricing with the owner of each radio station or group of radio stations. Consolidation in the radio broadcasting industry could have the effect that the greater the number of radio stations owned and the greater the number of services and applications purchased by a radio station owner, the more likely the owner is to seek price concessions from Arbitron.

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

      Arbitron’s agreements with its customers are not exclusive and contain no renewal obligations. The failure of Arbitron’s customers to renew all or part of their contracts could have an adverse effect on Arbitron’s business, financial position and operating results.

      Arbitron’s customers are not prohibited from entering into agreements with any other competing service provider, and once the term of the agreement (usually one to seven years) expires, there is no automatic renewal feature in the contract. Because the Arbitron Radio Market Report is delivered on a quarterly or semiannual basis, it is common for Arbitron’s customer contracts to expire before renewal negotiations are concluded. Therefore, there may be significant uncertainty as to whether a particular customer will renew all or part of its contract and, if so, the particular terms of such renewal. If a customer(s) owning stations in a significant number of markets does not renew its contracts, this would have an adverse effect on Arbitron’s business, financial position and operating results.

      Arbitron expects to invest in the continued development and commercialization of its PPM services, which may not be successfully developed or commercialized. The commercialization of these services will adversely affect Arbitron’s operating results, at least in the short term.

      Arbitron expects to continue to invest in the development and commercial deployment of its PPM, which is a technology that measures radio, broadcast television, cable television, Internet broadcasts, satellite radio and television audiences, and retail store video and audio broadcasts. Arbitron continues to believe that the PPM service represents a viable replacement for its diary-based ratings service in larger markets, offering customers considerable incremental value, and, therefore, its commercialization is an essential component of Arbitron’s future growth.

      While Arbitron has preserved its cash and short-term investments in anticipation of commercialization requirements for PPM, the continuing development and anticipated commercialization of the PPM services will require significant capital resources and a substantial financial investment over the next several years. Arbitron currently believes that the aggregate capital investment associated with PPM commercialization for audience ratings measurement could be in the range of $10.0 million to $25.0 million for the first two to three years of commercialization, with the higher range of investment by Arbitron anticipated in the event Nielsen Media Research does not join Arbitron in the commercialization of the PPM. In addition, over the same period, Arbitron anticipates that its results of operations will be negatively impacted as a result of the rollout of this PPM service, which impact likely will be material.

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

      Second, a significant variable in determining the ultimate costs to Arbitron in commercializing the PPM is whether Nielsen Media Research will join with Arbitron in the commercial deployment of the PPM. If Nielsen Media Research elects not to join Arbitron in commercializing the PPM, Arbitron intends to deploy a PPM service for audience measurement solely to the radio industry, at least initially. In such case, Arbitron expects that the financial results in the long-term would be similar to those for Arbitron under a PPM joint venture. However, this would require Arbitron to bear higher capital outlay and losses per market while building the PPM service, which would have a greater impact on Arbitron’s financial position and operating results in the early years of commercialization. Also, if the Company does not enter into a joint venture with

Nielsen Media Research, certain internal use PPM software would potentially become impaired which would require an impairment charge to the results of operations.

      There also can be no assurance that clients will support Arbitron’s conversion to a PPM-based audience measurement service, which may result in stations refusing to encode their broadcasts and clients not executing the new PPM service license agreements that will be required. If there is not widespread market acceptance of the PPM, Arbitron’s operating results would be materially adversely affected.

      The success of Arbitron’s commercialization of the PPM is dependent on contract manufacturers who produce the PPM equipment according to Arbitron’s proprietary design as well as those who manufacture parts and develop certain software applications. The failure of Arbitron to obtain, in a timely manner, sufficient quantities of quality equipment and the necessary software applications to meet Arbitron’s needs could adversely affect the commercial deployment of the PPM and therefore could adversely affect Arbitron’s operating results.

      Arbitron will need to purchase equipment used in the PPM service and to obtain certain software reporting applications to use with the PPM data. The equipment must be produced by the manufacturer in a timely manner, in the quantities needed and with the quality necessary to function appropriately in the market. Certain specialized parts used in the PPM equipment may impact the manufacturing and the timing of the delivery of the equipment to Arbitron. In addition, the new European Union regulations, known as the RoHS and WEEE directives, regarding the manufacturing of electronic equipment have required Arbitron to redesign some of its PPM components to remove lead content. The redesign process may impact the manufacturing and timing of the delivery of the equipment to Arbitron. The software applications will also need to be developed in a timely manner. The failure of Arbitron to obtain, in a timely manner, sufficient quantities of quality equipment and the necessary software applications to meet Arbitron’s needs could adversely affect the commercial deployment of the PPM and therefore could adversely affect Arbitron’s operating results.

      Arbitron’s inability to obtain Media Rating Council (“MRC”) accreditation of the PPM service, in a timely manner, could delay the commercialization of the PPM service, which could adversely affect Arbitron’s business.

      Arbitron expects to vigorously pursue the MRC accreditation for its PPM audience measurement service. However, accreditation may not be obtained prior to the anticipated commercialization of the PPM service. If a critical mass of Arbitron’s customers decide not to move forward before accreditation is formally granted, the commercialization of the PPM service could be delayed, which could adversely affect Arbitron’s business.

      The success of Arbitron’s radio audience measurement business depends on diarykeepers who record their listening habits in diaries and return these diaries to Arbitron. The failure of Arbitron to recruit participants and to collect these diaries could adversely affect Arbitron’s business.

      Arbitron uses listener diaries to gather radio listening data from sample households in the United States local markets for which it currently provides radio ratings. A representative sample of the population in each local market is randomly selected for each survey. This sample is recruited by telephone to keep a diary of their radio listening for one week. Participants are asked to designate in their diary the station(s) to which they are listening, when they are listening and where they are listening, such as home, car, work or other place. To encourage their participation in the survey, Arbitron gives diarykeepers a modest cash incentive. Arbitron processes more than 1.4 million diaries every year to produce its audience listening estimates. It is increasingly difficult and more costly to obtain consent from the phone sample to participate in the surveys, especially among younger demographic groups. Arbitron must achieve response rates sufficient to maintain confidence in its ratings, the support of the industry and accreditation by the Media Rating Council. The failure of Arbitron to successfully recruit participants and to convince diarykeepers to record their listening habits and mail in their diaries could adversely affect Arbitron’s radio audience measurement business.

      Arbitron’s ability to recruit participants for its surveys could be adversely affected by governmental regulations.

      There is an increasing concern among the American public regarding privacy issues. Federal and state governmental regulations restrict telemarketing to individuals who request to be included on a do-not-call list. Currently these regulations do not apply to survey research. If the laws are extended to include survey research, Arbitron’s ability to recruit participants for its surveys could be adversely affected. Arbitron is evaluating alternatives to its current methodology, including using panels for its surveys and recontacting previous consenters. In addition, federal regulations ban calls made by auto-dialers to wireless lines where there is no consent from the party. Effective November 24, 2003, consumers were able to take their wireless number to their wireline carrier, and likewise, a wireline number may be taken to a wireless carrier. This makes it more difficult for Arbitron to identify wireless numbers in advance of placing an auto-dialed call and could adversely affect Arbitron’s business. Arbitron is using the services of a third party supplier that tracks wireless numbers to help identify wireless numbers in its telephone sample.

      It may become more difficult for Arbitron to reach and recruit participants for its audience measurement services, which could adversely affect Arbitron’s business, financial position and operating results.

      Arbitron’s success will depend on its ability to reach and recruit participants and to achieve response rates sufficient to maintain its radio audience measurement services. As consumers adopt modes of telecommunication other than telephone landlines, such as mobile phones and cable or Internet calling, it is becoming increasingly more difficult for Arbitron to reach and recruit participants. Recruiting mobile phone-only households to achieve response rates will demand increased costs, which could adversely affect Arbitron’s business, financial position and operating results.

          Arbitron’s success will depend on its ability to protect its intellectual property rights.

      Arbitron believes that the success of its business will depend, in part, on:

•	obtaining patent protection for its technology, products and services, in particular its PPM;

•	defending its patents once obtained;

•	preserving its trade secrets;

•	defending its copyrights for its data services and audience estimates; and

•	operating without infringing upon patents and proprietary rights held by third parties.

      Arbitron relies on a combination of contractual provisions, confidentiality procedures and patent, copyright, trademark, service mark and trade secret laws to protect the proprietary aspects of its technology, data and estimates. These legal measures afford only limited protection, and competitors may gain access to Arbitron’s intellectual property and proprietary information. Litigation may be necessary to enforce Arbitron’s intellectual property rights, to protect its trade secrets and to determine the validity and scope of Arbitron’s proprietary rights. In the past, Arbitron has been involved in litigation relating to the enforcement of its copyrights covering its radio listening estimates. Although Arbitron has generally been successful in these cases, there can be no assurance that the copyright laws and other statutory and contractual arrangements Arbitron currently depends upon will provide it sufficient protection to prevent the use or misappropriation of its audience estimates, databases and technology in the future. Any future litigation, regardless of outcome, could result in substantial expense and diversion of resources with no assurance of success and could adversely impact Arbitron’s business, financial position and operating results.

      One of Arbitron’s strategies is to expand its international business, which involves unique risks and, if unsuccessful, could impede the growth of Arbitron’s business.

      Arbitron continues to explore opportunities that would facilitate licensing its PPM technology into selected international markets in Europe and the Asia/ Pacific regions. Arbitron believes there is a demand for quality audience information internationally from global advertisers.

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

      Audience estimates are used as the basis for advertising transactions when they achieve credibility and trust in the eyes of the media marketplace. In some countries, there is little confidence in the historical measurement services due to the perception of tampering and fraud. In expanding its international scope, Arbitron could be at risk of potential tampering and fraud, or the perception thereof, by broadcasters or other third parties with Arbitron’s methodology.

      In countries where there has not been a historical practice of using audience measurement information in the buying and selling of advertising time, it may be difficult for Arbitron to maintain subscribers as the market transitions to using Arbitron’s audience measurement service as the basis for conducting advertising transactions.

      Arbitron is dependent on its proprietary software systems for data collection, processing and reporting for current and future business requirements. Significant delays in the completion of these systems, cost overages and/or inadequate performance of the systems once completed could adversely affect Arbitron’s business, financial position and operating results.

      Arbitron’s success in collecting, processing and reporting data for its media information services is dependent on the ability of its proprietary software systems to support current and future business requirements. The current systems do not have the capability to accommodate all additional product enhancements requested by Arbitron clients. Arbitron is engaged in a major effort to replace its internal processing software and its client software. Significant delays in the completion of these systems, cost overages and/or inadequate performance of the systems once completed could adversely affect Arbitron’s business, financial position and operating results.

      The expansion of services into new areas could be adversely affected by the customer’s inability to organize sales efforts and utilize ratings in the advertising buy-sell process.

      The expansion of Arbitron’s services into new areas could be adversely affected by the inability of the new advertising media to organize sales efforts and effectuate advertising sales to more fully realize the benefits of the Arbitron services.

      Criticism of the Arbitron audience measurement service by various industry groups and market segments could adversely affect Arbitron’s business.

      Due to the high-profile nature of Arbitron’s services in the media and marketing information service industry, Arbitron could become the target of criticism by various industry groups and market segments. Although Arbitron strives to be fair, reasonable and impartial in the production of its audience measurement service, criticism of Arbitron by special interest groups could adversely affect Arbitron’s business.

      Arbitron’s future growth and success will depend on its ability to successfully compete with companies that may have financial, marketing, distribution, technical and other advantages over Arbitron.

      Arbitron competes in the radio audience measurement business in some small markets with Eastlan Resources. In Mexico, Arbitron competes in the radio audience measurement business with INRA International Research Mexico. Arbitron is also aware of at least five companies, Telecontrol AG (a GfK AG company), Eurisko S.p.a. (a member of the international network NOP World), Navigauge, RSL Ipsos and AgB/ NMR International, that are developing technologies that compete with Arbitron’s PPM. Furthermore, certain companies are developing narrow applications of technology to measure niche audiences of radio and outdoor and out-of-home media.

      Arbitron competes with a large number of other providers of applications software, qualitative data and proprietary qualitative studies used by broadcasters, cable companies, advertising agencies, advertisers, and outdoor and out-of-home media companies. These competitors include STRATA Marketing Inc., Telmar Information Services Corp., Marketron Inc., Interactive Media Systems, Wicks Broadcast Solutions, LLC and Donovan in the area of applications software, and The Media Audit (a division of International Demographics, Inc.), Mediamark Research Inc. (a NOP World company, a wholly owned subsidiary of United Business Media plc) and Simmons Research Bureau in the area of qualitative data.

      Arbitron also competes with a number of companies in the Internet audience measurement industry, including Nielsen// NetRatings.

      On December 16, 2005, Clear Channel announced seven finalists for its Request for Proposals to create a state-of-the-art radio ratings system. The seven proposal finalists to be evaluated are, in alphabetical order, Arbitron, Integrated Media Measurement, MediaAudit/ Ipsos, Mediamark Research, Paladin Adsolutions, RadioStat and Simmons. Should a finalist other than Arbitron be selected to provide this system, Arbitron’s competition with respect to its radio audience measurement business would increase.

      Arbitron believes that its future growth and success will depend on its ability to successfully compete with other companies that provide similar services in the same markets, some of which may have financial, marketing, technical and other advantages, and its ability to design, develop and commercialize new products and services that address the industry needs for more efficient methods of data collection and processing and broader media measurement techniques. Arbitron cannot provide any assurance that it will be able to compete successfully, and the failure to do so could have a material adverse effect on Arbitron’s business, financial position and operating results.

      The media research industry is exploring options to achieve greater influence over the providers of audience measurement.

      The media research industry is exploring options to achieve greater influence over and accountability from the providers of audience measurement. Two of the options could include forming an industry research consortium or a joint industry committee. A research consortium could potentially conduct independent research and development on ratings and audience measurement systems and make recommendations to the provider of audience measurement research. A joint industry committee could potentially result in the establishment of a cooperative media ratings service or an industry committee that would award contracts for media research. If these efforts to establish a research consortium or a joint industry committee are directed at radio, Arbitron’s business, financial position and operating results could be adversely affected.

      An economic downturn generally, and in the advertising and radio industries in particular, could adversely impact Arbitron’s revenue.

      Arbitron’s clients derive most of their revenue from the sale or purchase of advertising. During challenging economic times, advertisers may reduce advertising expenditures, impacting advertising agencies and media. A shift of advertising dollars from traditional media, such as radio, to nontraditional media, such as the Internet, could adversely impact the radio industry. As a result, advertising agencies and media may be less likely to purchase Arbitron’s media information services, which could adversely affect Arbitron’s business, financial position and operating results.

      Advertisers are pursuing increased accountability from the media industry for their return on investments made in media. As a result, advertisers may shift advertising expenditures away from less accountable forms of media, such as radio, which could have an adverse effect on Arbitron’s business, financial position and operating results.

      Advertisers are pursuing increased accountability from the media industry for their return on investments made in media. Advertisers may shift advertising expenditures away from less accountable forms of media, such as radio, to more accountable forms of media, such as the Internet. As a result, advertising agencies and radio stations may be less likely to purchase Arbitron’s media information services, which could have an adverse effect on Arbitron’s business, financial position and operating results.

      Arbitron enters into agreements with third parties to use certain data and services in connection with the provision of its current services. In addition, Arbitron may need to enter into agreements with third parties to assist with the marketing, technical and financial aspects of expanding its services for other types of media. In the event Arbitron is unable to use such third party data and services or if Arbitron is unable to enter into agreements with third parties, when necessary, Arbitron’s business and/or its potential growth could be adversely affected.

      Arbitron relies on third parties to provide certain data and services for use in connection with the provision of its current services. In the event that such data and services are unavailable for Arbitron’s use, Arbitron’s business could be adversely affected.

      Further, in order for Arbitron to build on its experience in the radio audience measurement industry and expand into measurement for other types of media, Arbitron may need to enter into agreements with third parties. These third parties could provide the marketing, technical and financial aspects that Arbitron requires in order to be able to expand into other types of media. Arbitron’s inability to enter into these agreements with third parties, when necessary, could adversely affect Arbitron’s growth and business.

      Long-term disruptions in the mail, telecommunication infrastructure and/or air service could adversely affect Arbitron’s business.

      Arbitron’s business is dependent on the use of the mail, telecommunication infrastructure and air service. Long-term disruptions in one or more of these services, which could be caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, and/or acts of terrorism (particularly involving cities in which Arbitron has offices, including Columbia, Maryland, which is in close proximity to Washington, DC, and government agencies) could adversely affect Arbitron’s business, financial position and operating results.

          Risk Factors Relating to Arbitron’s Indebtedness

      As of December 31, 2005, Arbitron had $50.0 million of indebtedness outstanding in senior secured notes that mature on January 31, 2008. The senior secured notes bear interest at a fixed rate of 9.96 percent per annum.

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

      If a default occurs under the notes, either because Arbitron is unable to generate sufficient cash flow to service the debt or because Arbitron fails to comply with one or more of the restrictive covenants, the note holders could elect to declare that all of the outstanding borrowings, as well as accrued interest and fees, are due and payable and require Arbitron to apply all of its available cash to repay such notes. The lenders under Arbitron’s senior secured notes could also proceed against the pledged collateral, which includes a first-priority lien on substantially all of the assets of Arbitron and its domestic subsidiaries and a pledge of the capital stock of all of its domestic subsidiaries and of 65 percent of the capital stock of its foreign subsidiaries. In addition, a default may result in higher interest rates and the inability to obtain additional capital. The occurrence of any of these events would have a material adverse effect on Arbitron.

          Risk Factors Relating to Owning Arbitron’s Common Stock

          Changes in market conditions could adversely affect the market price of Arbitron’s common stock.

      As with other publicly traded securities, the market price of Arbitron’s common stock depends on various market conditions, which may change from time to time. Among the market conditions that may affect the market price of Arbitron’s common stock are the following:

•	the extent of institutional investor interest in Arbitron;

•	our financial condition and performance;

•	the market’s perception of our growth potential and potential future cash dividends;

•	general economic and financial market conditions generally and as they relate to Arbitron’s industry and its customers;

•	the outbreak of war, the escalation of hostilities, and/or acts of terrorism that could occur in cities in which Arbitron has offices, including Columbia, Maryland, which is in close proximity to Washington, DC, and government agencies; and

•	a change in government regulations regarding privacy.

      Sales of a substantial number of shares of Arbitron’s common stock, or the perception that such sales could occur, also could adversely affect prevailing market prices for Arbitron’s common stock. In addition to the possibility that Arbitron may sell shares of its common stock in a public offering at any time, Arbitron also may issue shares of common stock in connection with grants of restricted stock or upon exercise of stock options that Arbitron grants to its officers and employees. All of these shares will be available for sale in the public markets from time to time.

      It may be difficult for a third party to acquire Arbitron, which could depress the stock price of Arbitron’s common stock.

      Delaware corporate law and Arbitron’s Amended and Restated Certificate of Incorporation and Bylaws contain provisions that could have the effect of delaying, deferring or preventing a change in control of Arbitron or the removal of existing management or directors and, as a result, could prevent our stockholders from being paid a premium for their common stock over the then-prevailing market price. These provisions could also limit the price that investors might be willing to pay in the future for shares of Arbitron’s common stock. These provisions include:

•	a stockholders’ rights plan, which likely will limit, through November 21, 2012, the ability of a third party to acquire a substantial amount of Arbitron’s common stock without prior approval by the Board of Directors;

•	restriction from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder under Section 203 of the Delaware General Corporation Law;

•	authorization to issue one or more classes of preferred stock, which can be created and issued by the Board of Directors without prior stockholder approval, with rights senior to common stockholders;

•	advance notice requirements for the submission by stockholders of nominations for election to the Board of Directors and for proposing matters that can be acted upon by stockholders at a meeting; and

•	requiring a supermajority vote of 80 percent of the stockholders to exercise the stockholders’ right to amend the Bylaws.

      Arbitron’s Amended and Restated Certificate of Incorporation also contains the following provisions, which provisions could prevent transactions that are in the best interest of stockholders:

•	requiring a supermajority vote of two-thirds of the stockholders to approve some mergers and other business combinations; and

•	restriction from engaging in a “business combination” with a “controlling person” unless either a modified supermajority vote is received or the business combination will result in the termination of ownership of all shares of Arbitron’s common stock and the receipt of consideration equal to at least “fair market value.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS

      None.

ITEM 2.	PROPERTIES

      Arbitron’s primary locations are in Columbia, Maryland, and its headquarters are located at 142 West 57th Street, New York, New York. Arbitron’s New York City office serves as its home base for sales and marketing, while its survey research, technology and data collection/production operations are located in its Columbia, Maryland, facility. In addition, Arbitron has five regional sales offices located in the metropolitan areas of Atlanta, Georgia; Washington, D.C. / Baltimore, Maryland; Chicago, Illinois; Dallas, Texas; and Los Angeles, California; and operations offices in Houston, Texas; Cranford, New Jersey; Birmingham, Alabama; and Indianapolis, Indiana. Arbitron’s Continental Research subsidiary is located in London, England. Arbitron conducts all of its operations in leased facilities. Most of these leases contain renewal options and require payments for taxes, insurance and maintenance in addition to base rental payments. Arbitron believes that its facilities are sufficient for their intended purposes and are adequately maintained.

ITEM 3.	LEGAL PROCEEDINGS

      Arbitron and its subsidiaries are involved from time to time in a number of judicial and administrative proceedings considered ordinary with respect to the nature of their current and past operations, including employment-related disputes, contract disputes, government proceedings, customer disputes and tort claims. In some proceedings, the claimant seeks damages as well as other relief, which, if granted, would require substantial expenditures on the part of Arbitron. Some of these matters raise difficult and complex factual and legal issues, and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular action, and the jurisdiction, forum and law under which each action is pending. Because of this complexity, final disposition of some of these proceedings may not occur for several years. As such, Arbitron is not always able to estimate the amount of its possible future liabilities. There can be no certainty that Arbitron will not ultimately incur charges in excess of present or future established accruals or insurance coverage. Although occasional adverse decisions (or settlements) may occur, it is the opinion of management that the final disposition of these proceedings will not, considering the merits of the claims, have a material adverse effect on Arbitron’s financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of Arbitron’s stockholders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Arbitron’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ARB.” As of February 21, 2006, there were 31,077,453 shares outstanding and approximately 7,015 stockholders of record of Arbitron common stock.

      The following table sets forth the high and low sale prices of Arbitron common stock as reported on the NYSE Composite Tape and the dividends declared per share of its common stock for each quarterly period for the past two years ended December 31, 2005 and 2004.

2005	1Q	2Q	3Q	4Q	Full Year

High	$43.29	$44.76	$43.80	$40.78	$44.76

Low	$36.62	$38.88	$39.14	$37.04	$36.62

Dividend	$0.10	$0.10	$0.10	$0.10	$0.40

2004	1Q	2Q	3Q	4Q	Full Year

High	$45.90	$41.26	$39.70	$39.78	$45.90

Low	$39.01	$35.96	$31.29	$35.52	$31.29

Dividend	—	—	—	—	—

      The transfer agent and registrar for the Arbitron common stock is The Bank of New York.

      On June 15, 2005, Arbitron announced that its Board of Directors authorized a program to repurchase up to $40.0 million of its outstanding common stock through November 2005. As of August 22, 2005, the repurchase program was completed with 948,594 shares repurchased for an aggregate purchase price of approximately $40.0 million. As a result, there were no purchases in the fourth quarter of 2005.

ITEM 6.	SELECTED FINANCIAL DATA

      The selected financial data set forth below should be read together with the information under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Arbitron’s consolidated financial statements and related notes included in this Form 10-K. This financial data is not necessarily indicative of the results of operations or financial position that would have occurred if Arbitron had been a separate, independent company during the periods presented in which Arbitron was a division of Ceridian Corporation, nor is it necessarily indicative of its future performance. Arbitron was a division of Ceridian Corporation prior to March 30, 2001.

      The Company’s statements of income for the years ended December 31, 2005, 2004, and 2003 and balance sheet data as of December 31, 2005, and 2004 set forth below are derived from audited consolidated financial statements included elsewhere in this Form 10-K. The statement of income data for the years ended

December 31, 2002 and 2001, and balance sheet data as of December 31, 2003, 2002 and 2001 are derived from audited consolidated financial statements of Arbitron not included in this Form 10-K.

	As of and for the Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)

Statement of Income Data

Revenue	$309,955	$296,553	$273,550	$249,757	$227,534

Costs and expenses	216,347	205,669	187,613	169,645	156,273

Operating income	93,608	90,884	85,937	80,112	71,261

Equity in net income of affiliate	7,829	7,552	6,754	5,627	4,285

Income before interest and income tax expense	101,437	98,436	92,691	85,739	75,546

Interest expense, net	880	6,810	11,597	16,219	15,279

Income before income tax expense	100,557	91,626	81,094	69,520	60,267

Income tax expense	33,249	31,061	31,221	26,765	23,805

Net income	$67,308	$60,565	$49,873	$42,755	$36,462

Net Income and Pro Forma Net Income Per Weighted Average Common Share(1)

Basic	$2.16	$1.96	$1.66	$1.45	$1.25

Diluted	$2.14	$1.92	$1.63	$1.42	$1.24

Cash dividends declared per share	$0.40	$—	$—	$—	$—

Weighted average and pro forma weighted average common shares used in calculations

Basic	31,179	30,972	30,010	29,413	29,164

Diluted(2)	31,500	31,471	30,616	30,049	29,483

Balance Sheet Data

Current assets	$160,926	$120,161	$116,857	$86,422	$67,658

Total assets	250,880	196,121	184,194	156,038	126,841

Long-term debt	50,000	50,000	105,000	165,000	205,000

Stockholders’ equity (deficit)	92,354	45,380	(18,073)	(100,579)	(169,109)

      The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002, with the exception of a provision for acquisitions occurring after June 30, 2001, which was adopted on July 1, 2001. Goodwill amortization expense for 2001 was $2.2 million.

(1)	For the year ended December 31, 2001, the computations of pro forma net income per weighted average common share are based upon Ceridian’s weighted average common shares and potentially dilutive securities outstanding through March 31, 2001, adjusted for the one-for-five reverse stock split, and Arbitron’s weighted average common shares and potentially dilutive securities for the remainder of the year.

(2)	The diluted pro forma weighted average common shares assumes that all of Ceridian’s historical dilutive securities were converted into Arbitron securities for the three months ended March 31, 2001.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

      Arbitron is an international media and marketing research firm primarily serving radio, cable television, advertising agencies, advertisers, outdoor and out-of-home media and, through its Scarborough joint venture, broadcast television and print media. Arbitron currently has four main services:

•	measuring radio audiences in local markets in the United States and Mexico;

•	measuring national radio audiences and the audience size and composition of network radio programs and commercials;

•	providing application software used for accessing and analyzing media audience and marketing information data; and

•	providing consumer, shopping and media usage information services to radio, cable television, advertising agencies, advertisers, retailers, outdoor and out-of-home media, online industries and, through its Scarborough joint venture, broadcast television and print media.

Significant Customers

      Arbitron’s quantitative radio audience measurement business and related software sales accounted for approximately 86 percent and 85 percent of its revenue for 2005 and 2004, respectively. Consolidation in the radio broadcasting industry has led to Arbitron’s dependence on a limited number of key customers. In 2005, Clear Channel and CBS Radio, formerly known as Infinity Broadcasting Corp, represented approximately 19 percent and nine percent, respectively, of Arbitron’s revenue. Arbitron’s agreements with these customers are not exclusive and contain no renewal obligations. Arbitron currently has license agreements with Clear Channel to provide radio ratings and software services for Clear Channel’s radio stations and networks through the Company’s Fall 2008 survey. Arbitron currently has license agreements with CBS Radio to provide audience estimates, software and other ancillary services to CBS Radio’s radio stations through the Company’s Winter 2008 survey.

      Arbitron cannot give any assurances that it could replace the revenue that would be lost if a key customer failed to renew all or part of its agreements with Arbitron. The loss of a key customer would materially impact Arbitron’s business, financial position and operating results.

Portable People Meter

      For several years, Arbitron has pursued a strategy of evolving its data collection business from diaries, which are completed by hand and mailed in by respondents, to portable electronic measurement devices, which passively provide measurement services without additional manual effort by the respondents. This strategy has been pursued to improve quality by taking advantage of new technological capabilities and to address the vast increase in media delivery vehicles, both inside and outside of the home. Arbitron has developed a Portable People Meter (“PPM”) system capable of measuring radio, broadcast television, cable television, Internet broadcasts, satellite radio and television audiences, and retail store video and audio broadcasts. A few significant events occurred during 2005.

      In June 2005, Clear Channel, the largest owner of radio stations in the United States, announced that it was issuing a Request for Proposals to create a “state-of-the-art” radio ratings system to replace the current diary measurement system to which it subscribes. On December 16, 2005, Clear Channel issued a press release in which it announced that Arbitron is one of the seven finalists in their Request for Proposals process. Clear Channel has targeted March 3, 2006 as the date for selection of a final measurement method, with a live test period planned to begin in the spring of 2006.

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

      To date, Arbitron has signed a number of national and regional advertising agencies to PPM contracts. These agencies account for more than 70 percent of the national advertising dollars spent on radio advertising. Arbitron believes this is a significant start in an effort to gain a critical mass of industry support for deploying the PPM as a local market radio ratings system.

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

      As Arbitron has previously disclosed, commercialization of the PPM will require a substantial financial investment. While the Company has preserved its cash and short-term investments in anticipation of such requirements, the expenditures likely to be incurred in connection with such commercialization are significant. The Company currently believes that the aggregate capital investment associated with PPM commercialization for audience ratings measurement could be in the range of $10.0 million to $25.0 million for the first two to three years of commercialization, with higher ranges of investment by Arbitron needed in the event Nielsen Media Research does not join Arbitron in the commercialization of the PPM. In addition, over the same period, Arbitron anticipates that its results of operations will be negatively impacted as a result of the rollout of this PPM service, which impact likely will be material. Ultimately, the Company believes that, while commercialization of PPM for the ratings service will have a near-term negative impact on the Company’s results of operations, its operating margins can be restored to historical levels by the end of the rollout period, although there can be no assurance that this will be the case.

      Two significant factors will greatly affect the amount of capital required for deployment of the PPM and the impact of the rollout on the Company’s results of operations. First, since Arbitron’s primary customers are radio station owners, the speed with which the radio industry requests PPM technology will greatly affect the timing of the rollout. If the radio industry is slow to accept electronic measurement as opposed to the use of diaries, then it will take longer to roll out the commercialization of the PPM, and the costs associated with that deployment will be delayed. On the other hand, if the radio industry asks for electronic measurement sooner rather than later, Arbitron’s capital needs will intensify, and the near-term negative impact on the Company’s results of operations will be more significant.

      Second, a significant variable in determining the ultimate costs to Arbitron in commercializing the PPM is whether Nielsen Media Research, Inc., a provider of U.S. television and cable audience measurement services, will join with Arbitron in the commercial deployment of the PPM. In May 2000, Arbitron entered into an agreement with Nielsen Media Research under which Arbitron granted Nielsen Media Research an option to join Arbitron in the potential commercial deployment of the PPM for audience measurement in the United States. Now that Arbitron believes that the PPM’s viability has been demonstrated as a result of the Houston market test, Arbitron expects that Nielsen Media Research will make a decision in early 2006 as to whether to join in the commercialization of the PPM.

      If Nielsen Media Research elects to join Arbitron in commercializing the PPM, the PPM will be deployed to provide audience measurement for both the television and radio industries, and the costs of such commercialization will be shared with Nielsen Media Research in some form to be agreed upon by the parties. Arbitron and Nielsen Media Research would each be licensed to use the data generated by the jointly deployed PPM in their respective media measurement services and Arbitron would also receive royalties from Nielsen Media Research.

      If Nielsen Media Research elects not to join Arbitron in commercializing the PPM, Arbitron intends to deploy a PPM service for audience measurement solely to the radio industry, at least initially. This will require Arbitron to bear all of the costs associated with the rollout of the PPM service.

      Arbitron retains the right under the option agreement to, at any time, license, test and/or implement a commercial deployment of the PPM and the technology contained in the PPM outside of the United States. In the event Nielsen Media Research exercises its option to form the joint venture in the United States, Nielsen Media Research also has the option to purchase from Arbitron, at fair value, a portion of Arbitron’s interest, up to 49 percent, in all audience measurement business activities arising out of the commercial deployment of the PPM and the technology contained in the PPM outside of the United States.

Portable People Meter — National Marketing Panel (“Project Apollo”)

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

      In September 2004, Arbitron announced that Arbitron and VNU, Inc. (“VNU”) agreed to jointly explore the development of a new national marketing research service, called “Project Apollo,” that collects multimedia and purchase information from a common sample of consumers. In April 2005, Arbitron and VNU entered into a cost-sharing agreement to share costs and capital expenditures associated with the development and deployment, by year-end 2005, of a pilot panel of more than 6,000 households as a demonstration of the national marketing research service, and the parties currently are discussing entering into a formal joint venture for this service. Procter & Gamble, one of the country’s leading consumer products companies, is collaborating with the two companies to help ensure that the service properly addresses the needs of marketers. At this time, six advertisers, including Procter and Gamble, who in the aggregate spend more than $6.2 billion on advertising on measured media, have signed, or are in the process of signing, an agreement for the Project Apollo pilot panel data.

      This innovative service would consist of a panel of participants, each of whom would receive incentives to carry Arbitron’s PPM which would collect the participants’ exposure to multiple media sources. Data on consumer preferences and purchases, with respect to a wide range of services and products, would also be collected from panelists, electronically and through surveys, with the expectation of using households from VNU’s ACNielsen Homescan consumer panel, which currently tracks packaged-goods purchases. Data would be collected in aggregate form to provide an understanding of participants’ media interactions and their resulting shopping and purchasing behavior. The ultimate objective would be to provide advertisers with an enhanced ability to determine the return on investment for their marketing efforts.

      The national marketing research service is a new service, for which market acceptance is not yet known. Like the audience measurement services for ratings, this service would require substantial additional expenditures if it ultimately proves to be a viable commercial service. In 2005, the Company incurred approximately $9.4 million of incremental expenditures relating to the national marketing pilot, approximately $3.3 million of which constituted expenses that had a direct impact on the Company’s operating income and approximately $6.1 million of which were capitalized. Arbitron also currently expects to incur incremental expenses of $6.8 million relating to Project Apollo in 2006 that will have a direct impact on the Company’s operating income. If a decision is made to commercialize this service, substantial additional expenditures would be incurred in the next few years.

      Since the pilot program for the PPM national marketing service has just begun and customer response is very preliminary, it is not yet possible to provide a meaningful assessment of future costs associated with a potential commercialization of this service. However, the same general cost pattern would apply as with the PPM ratings service — substantial costs would have to be incurred in advance of revenues, which would result in a negative impact on results of operations in the first two to three years of commercialization, which impact likely would be material.

Response Rates and Sample Proportionality

      Arbitron uses listener diaries to gather radio listening data from sample households in the United States local markets for which it currently provides radio ratings. A representative sample of the population in each local market is randomly selected for each survey. This sample is recruited by telephone to keep a diary of their radio listening for one week. Participants are asked to designate in their diary the station(s) to which they are listening, when they are listening and where they are listening, such as home, car, work or other place. To encourage their participation in the survey, Arbitron gives diarykeepers a modest cash incentive. Arbitron processes more than 1.4 million diaries every year to produce its audience listening estimates. It is increasingly difficult and more costly to obtain consent from the phone sample to participate in the surveys. Arbitron must achieve response rates sufficient to maintain confidence in its ratings, the support of the industry and accreditation by the Media Rating Council. Response rates are a quality measure of survey performance and an important factor impacting costs associated with data collection. Overall response rates have declined over the past several years. If response rates continue to decline further, Arbitron’s radio audience measurement business could be adversely affected. Arbitron commits extensive efforts and resources to address the decline of response rates. Despite additional initiatives, response rates continued to decline in the Fall 2005 survey.

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

      Arbitron has conducted a number of research tests over the past two years addressing this issue, including calling cellular phones to place diaries. The Company expects to announce a plan designed to improve young adult response rates and proportionality by the end of the first quarter of 2006.

Small Market Initiatives

      In May 2005, Arbitron announced a program designed to increase the stability of radio audience estimates in certain small markets by applying a quarterly rolling-sample approach to surveys covering 110 small markets. The goal of this program is to provide quality enhancements for our service in certain small markets and increase the reliability of reported data by reducing the fluctuations in audience estimates from measurement period to measurement period. By combining the quarterly measurement of the related surveys, the sample size for analyzing audience demographics for these small markets will be increased without any increased cost to our customers. This program is being implemented in two phases beginning with the release of the Fall 2005 radio survey results in the first quarter of 2006.

Stock Repurchase

      On June 15, 2005, Arbitron announced that its Board of Directors authorized a program to repurchase up to $40.0 million of its outstanding common stock through either periodic open-market or private transactions at the prevailing market price through November 2005. As of August 22, 2005, the repurchase program was completed with 948,594 shares repurchased for an aggregate purchase price of approximately $40.0 million. During January 2006, the Company announced a new $70.0 million repurchase program to be conducted through December 31, 2006. As of February 20, 2006, no shares had been repurchased under this new program.

Dividends

      Arbitron announced on February 28, 2005, that its Board of Directors approved the payment of the Company’s first quarterly cash dividend of $0.10 per common share. The dividend was paid on April 1, 2005, to stockholders of record as of the close of business on March 15, 2005. For the second, third, and fourth quarters ended June 30, 2005, September 30, 2005, and December 31, 2005, respectively, dividends approved in the amount of $0.10 per common share, were also paid on July 1, 2005, October 3, 2005, and January 3, 2006, respectively.

Acquisition

      On September 20, 2005, Arbitron acquired the assets of Integrated Radio Systems, L.L.C. (“IRS”) for $4.6 million, including $0.1 million in transaction costs. IRS is a provider of software systems that help radio stations manage their advertising sales process and automate the daily tasks in a sales department. The IRS applications combine a customer relationship management system with scheduling and research applications and with inventory/pricing management tools.

Impact of Hurricane Katrina

      As a result of the suspension of services in New Orleans and surrounding areas within the Hurricane Katrina impact zone, Arbitron issued credits to local customers and will discontinue billing to stations and advertising agencies in the affected areas for the cost of local market report services. Arbitron will continue to monitor the situation in these markets, and as market conditions improve, will discuss with customers plans for resuming service. The total loss of revenue due to storm damage and business interruption is currently estimated at $0.9 million over the years ended December 31, 2005 and 2006, with $0.6 million of the total expected for 2006. Arbitron is exploring whether some of these losses are covered under its current insurance policies.

Critical Accounting Policies and Estimates

      Critical accounting policies and estimates are those that are both important to the presentation of the Company’s financial position and results of operations, and require management’s most difficult, complex or subjective judgments.

      The Company capitalizes software development costs with respect to significant internal use software initiatives or enhancements. The costs are capitalized from the time that the preliminary project stage is completed and management considers it probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are amortized over periods of three to five years. Management performs an assessment quarterly to determine if it is probable that all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value. As of December 31, 2005 and 2004, the Company’s capitalized software developed for internal use had a carrying amount of $15.2 million and $8.5 million respectively, including $6.7 million and $5.7 million, respectively, of PPM software.

      Arbitron uses the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Management must make assumptions, judgments and estimates to determine the current provision for income taxes and also deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Assumptions, judgments, and estimates relative to the current provision for income tax take into account current tax laws, interpretation of current tax laws and possible outcomes of current and future audits conducted by domestic and foreign tax authorities. Changes in tax law or interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in the consolidated financial statements. Assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and nature of future taxable income. Actual operating results and the underlying amount and nature of income in future years could render current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause actual income tax obligations to differ from estimates, thus impacting Arbitron’s financial position and results of operations.

      During 2005, certain liabilities for tax contingencies related to prior periods were reversed due to the settlement and completion of certain income tax audits and returns and the expiration of audit statutes. Also, the valuation allowance on certain deferred tax assets was reduced to reflect the estimated future benefit of utilizing state net operating loss carryforwards in certain states. The net benefit of these changes and other items was $4.7 million in 2005.

Results of Operations

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

      The following table sets forth information with respect to the consolidated statements of income of Arbitron for the years ended December 31, 2005 and 2004.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

					Percentage of
			Increase (Decrease)		Revenue

	2005	2004	Dollars	Percent	2005	2004

Revenue	$309,955	$296,553	$13,402	4.5%	100.0%	100.0%

Costs and expenses

Cost of revenue	109,672	109,951	(279)	(0.3)%	35.4%	37.1%

Selling, general and administrative	68,112	62,421	5,691	9.1%	22.0%	21.0%

Research and development	38,563	33,297	5,266	15.8%	12.4%	11.2%

Total costs and expenses	216,347	205,669	10,678	5.2%	69.8%	69.3%

Operating income	93,608	90,884	2,724	3.0%	30.2%	30.7%

Equity in net income of affiliate	7,829	7,552	277	3.7%	2.5%	2.5%

Income before interest and income tax expense	101,437	98,436	3,001	3.0%	32.7%	33.2%

Interest income	3,121	1,099	2,022	184.0%	1.0%	0.4%

Interest expense	4,001	7,909	(3,908)	(49.4)%	1.3%	2.7%

Income before income tax expense	100,557	91,626	8,931	9.7%	32.4%	30.9%

Income tax expense	33,249	31,061	2,188	7.0%	10.7%	10.5%

Net income	$67,308	$60,565	$6,743	11.1%	21.7%	20.4%

Net income per weighted average common share

Basic	$2.16	$1.96	$0.20	10.1%

Diluted	$2.14	$1.92	$0.22	11.3%

Cash dividends declared per common share	$0.40	$—	$0.40	—

Other data

EBIT	$101,437	$98,436	$3,001	3.0%

EBITDA	$107,256	$104,158	$3,098	3.0%
EBIT and EBITDA Reconciliation

Net income	$67,308	$60,565	$6,743

Income tax expense	33,249	31,061	2,188

Interest income	3,121	1,099	2,022

Interest expense	4,001	7,909	(3,908)

EBIT	101,437	98,436	3,001

Depreciation and amortization	5,819	5,722	97

EBITDA	$107,256	$104,158	$3,098

      Revenue. Revenue increased 4.5% to $310.0 million in 2005 from $296.6 million in 2004. Approximately $13.7 million of the increase was due to increases in the ratings and qualitative subscriber base, analytical software applications and price escalations in multiyear customer contracts and contract renewals. In addition, the Marketing Resources Plus (“MRP”) acquisition and Integrated Radio Systems, L.L.C. (“IRS”) acquisition accounted for $1.5 million and $0.4 million, respectively, of the increase in revenues. MRP was acquired on March 11, 2004 and therefore, the year ended December 31, 2005 had the benefit of the full twelve months of operations as compared to approximately ten months for the same period of 2004. IRS was acquired on September 20, 2005. These increases were partially offset by a $1.5 million net decrease in Scarborough revenue and a $1.0 million decrease in Continental Research revenue. The net decrease in Scarborough revenue for the year ended December 31, 2005 as compared to the same period in 2004 was significantly impacted by the accelerated delivery of 17 markets during the fourth quarter of 2004 rather than the first quarter of 2005. Due to the slow economic growth of the radio industry, as well as the high penetration of current services in the core radio station business, Arbitron expects that its future annual organic rate of revenue growth will be slower than historicaltrends.

      Cost of Revenue. Cost of revenue decreased slightly by 0.3% to $109.7 million in 2005 from $110.0 million in 2004, and decreased as a percentage of revenue to 35.4% in 2005 from 37.1% in 2004. The $0.3 million decrease was primarily attributed to decreases in Scarborough royalty costs of $1.2 million caused by the accelerated delivery of 17 Scarborough markets in 2004 and decreases in Continental Research costs of $0.7 million, partially offset by a $0.6 million increase in PPM ratings costs associated with the national marketing panel service, a $0.5 million increase in security costs, and a $0.8 million increase in custom research costs.

      Selling, General and Administrative. Selling, general and administrative expenses increased 9.1% to $68.1 million in 2005 from $62.4 million in 2004, and increased as a percentage of revenue to 22.0% in 2005 from 21.0% in 2004. The $5.7 million increase was due to increased expenses associated with Arbitron’s core quantitative, qualitative and software application services of $3.2 million, increased PPM ratings expenses of $2.8 million, and increased expenses associated with the MRP and IRS acquisitions of $1.0 million. These increases were partially offset by a decrease in Internet service expenses of $1.1 million. Beginning on January 1, 2006, Arbitron expects that its selling, general and administrative expenses will increase substantially due to the expensing of share-based forms of compensation required by SFAS No. 123R.

      Research and Development. Research and development expenses increased 15.8% to $38.6 million in 2005 from $33.3 million in 2004, and increased as a percentage of revenue to 12.4% in 2005 from 11.2% in 2004. Increased spending associated with Arbitron’s core ratings and qualitative subscriber service of approximately $2.3 million, the Houston PPM market demonstration and other PPM ratings initiatives of approximately $1.6 million, and the deployment of Project Apollo’s pilot panel of approximately $1.4 million comprise the $5.3 million increase. The Company expects that its research and development expenses will increase in the future as a result of continued deployment costs associated with Project Apollo and the strategic development of our ratings business.

      Operating Income. Operating income increased 3.0% to $93.6 million in 2005 from $90.9 million in 2004. Operating margin decreased to 30.2% in 2005 from 30.7% in 2004.

      Equity in Net Income of Affiliate. Equity in net income of affiliate (relating to the Company’s Scarborough joint venture) increased 3.7% to $7.8 million in 2005 from $7.6 million in 2004. The increased earnings of Scarborough resulted mainly from increased revenues that were partially offset by the accelerated delivery of 17 markets during the fourth quarter of 2004 discussed previously.

      Interest Income. Interest income increased to $3.1 million in 2005 from $1.1 million in 2004. The increase was primarily attributed to higher average cash and short-term investment balances and interest rates for the year ended December 31, 2005 as compared to the same period in 2004.

      Interest Expense. Interest expense decreased to $4.0 million in 2005 from $7.9 million in 2004. The decrease is due to the Company’s extinguishment of its credit facility in September 2004. For the year ended December 31, 2004, the average balance outstanding under the credit facility was $28.5 million. The interest expense incurred for the year ended December 31, 2005 is associated with the Company’s 9.96% senior-secured-notes maturing on January 31, 2008.

      Income Tax Expense. Arbitron’s effective tax rate was 33.1% and 33.9% in 2005 and 2004, respectively. During 2005, certain liabilities for tax contingencies related to prior periods were reversed, due to the settlement and completion of certain income tax audits and returns and the expiration of audit statutes. Also, the valuation allowance on certain deferred tax assets was reduced to reflect the estimated future benefit of utilizing state net operating loss carryforwards in certain states. The net benefit of these changes and other items was $4.7 million in 2005. For the year ended December 31, 2005, the effective tax rate, exclusive of these events, decreased to 37.8% primarily due to the benefit of increased tax-exempt interest income. During 2004, liabilities for certain tax contingencies were reversed and a valuation allowance on the deferred tax assets related to certain state net operating loss carryforwards was reduced. The net benefit of these changes and other items was $4.2 million in 2004. The effective tax rate, exclusive of these events, was 38.5% for the year ended December 31, 2004.

      Net Income. Net income increased 11.1% to $67.3 million in 2005 from $60.6 million in 2004. Lower interest expense accounted for $3.9 million of the $6.7 million increase. The Company expects that net income for 2006 will be adversely impacted by approximately $5.0 million, due to the SFAS No. 123R expensing of share-based compensation. The Company also expects that higher costs in 2006 related to the deployment of Project Apollo will adversely impact annual net income by approximately $4.2 million. The Company also expects that significant increases in PPM ratings expenses will be incurred to build its fixed costs structure and support future large-scale PPM commercialization efforts.

      EBIT and EBITDA. Earnings before interest and income taxes (“EBIT”) increased 3.0% to $101.4 million and earnings before interest, income taxes, depreciation and amortization (“EBITDA”) increased 3.0% to $107.3 million in 2005 from $98.4 million and $104.2 million, respectively, in 2004. Arbitron has presented EBIT and EBITDA as supplemental information that management of Arbitron believes is useful to investors to evaluate the Company’s results because they exclude certain items that are not directly related to the Company’s core operating performance. EBIT is calculated by adding back net interest expense and income tax expense to net income. EBITDA is calculated by adding back net interest expense, income tax expense, and depreciation and amortization to net income. EBIT and EBITDA should not be considered substitutes either for net income, as indicators of Arbitron’s operating performance, or for cash flow, as measures of Arbitron’s liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

      The following table sets forth information with respect to the consolidated statements of income of Arbitron for the years ended December 31, 2004 and 2003.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

					Percentage of
			Increase (Decrease)		Revenue

	2004	2003	Dollars	Percent	2004	2003

Revenue	$296,553	$273,550	$23,003	8.4%	100.0%	100.0%

Costs and expenses

Cost of revenue	109,951	103,109	6,842	6.6%	37.1%	37.7%

Selling, general and administrative	62,421	58,662	3,759	6.4%	21.0%	21.4%

Research and development	33,297	25,842	7,455	28.8%	11.2%	9.5%

Total costs and expenses	205,669	187,613	18,056	9.6%	69.3%	68.6%

Operating income	90,884	85,937	4,947	5.8%	30.7%	31.4%

Equity in net income of affiliate	7,552	6,754	798	11.8%	2.5%	2.5%

Income before interest and income tax expense	98,436	92,691	5,745	6.2%	33.2%	33.9%

Interest income	1,099	741	358	48.3%	0.4%	0.3%

Interest expense	7,909	12,338	(4,429)	(35.9)%	2.7%	4.6%

Income before income tax expense	91,626	81,094	10,532	13.0%	30.9%	29.6%

Income tax expense	31,061	31,221	(160)	(0.5)%	10.5%	11.4%

Net income	$60,565	$49,873	$10,692	21.4%	20.4%	18.2%

Net income per weighted average common share

Basic	$1.96	$1.66	$0.30	18.1%

Diluted	$1.92	$1.63	$0.29	17.8%

Other data

EBIT	$98,436	$92,691	$5,745	6.2%

EBITDA	$104,158	$97,528	$6,630	6.8%
EBIT and EBITDA Reconciliation

Net income	$60,565	$49,873	$10,692

Income tax expense	31,061	31,221	(160)

Interest income	1,099	741	358

Interest expense	7,909	12,338	(4,429)

EBIT	98,436	92,691	5,745

Depreciation and amortization	5,722	4,837	885

EBITDA	$104,158	$97,528	$6,630

      Revenue. Revenue increased 8.4% to $296.6 million in 2004 from $273.6 million in 2003. The MRP acquisition accounted for $5.9 million of the increase. Additional revenue of $2.9 million was recognized from the delivery of 17 Scarborough markets which were delivered in December 2004. In previous years, these 17 markets had been delivered in the first quarter of the following year. The remainder of the increase was primarily attributed to increases in the subscriber base for the ratings and qualitative services, analytical software applications, escalations in multiyear customer contracts and contract renewals.

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

      Research and Development. Research and development expenses increased 28.8% to $33.3 million in 2004 from $25.8 million in 2003, and increased as a percentage of revenue to 11.2% in 2004 from 9.5% in 2003. PPM research and development and the MRP acquisition accounted for $3.8 million and $1.8 million of the increase, respectively. The remainder of the increase was attributed to Arbitron’s core quantitative, qualitative and software application services where there was increased spending related to maintaining its legacy operating and reporting systems.

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

      Interest Expense. Interest expense decreased to $7.9 million for the year ended December 31, 2004 from $12.3 million for the same period in 2003. The decrease was primarily attributed to a $63.7 million decline in the average debt principal balance outstanding under the Company’s then existing revolving Credit Facility in 2004 compared to 2003.

      Income Tax Expense. Arbitron’s effective tax rate was 33.9% and 38.5% in 2004 and 2003, respectively. Income tax expense was lower in 2004 primarily because reserves for certain tax contingencies were reversed during the third quarter of 2004, due to guidance in an Internal Revenue Service notice. Also, the valuation allowance on the deferred tax assets related to state net operating loss carryforwards was reduced, due to higher actual and projected taxable income in the applicable states. The net benefit of these changes was $4.2 million.

      Net Income. Net income increased 21.4% to $60.6 million in 2004 from $49.9 million in 2003. Tax changes amounting to $4.2 million accounted for 39% of the increase, and lower interest expense of $2.7 million, net of tax, accounted for 26% of the $10.7 million increase.

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

Liquidity and Capital Resources

      Working capital was $58.8 million, $24.2 million and $25.0 million as of December 31, 2005, 2004 and 2003, respectively. Cash and cash equivalents was $40.8 million, $86.9 million and $68.4 million as of December 31, 2005, 2004, and 2003, respectively. In addition, short-term investments and receivables from brokers on unsettled trades, collectively, were $82.6 million, $0, and $0, as of December 31, 2005, 2004, and 2003, respectively. Management expects that its cash position, along with these readily convertible assets, as of December 31, 2005, and cash flow generated from operations will be sufficient to support the Company’s operations for the foreseeable future.

      Net cash provided by operating activities was $77.4 million, $98.1 million and $65.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. The 2005 decrease of $20.7 million was mainly attributable to a larger decrease in deferred tax assets of $21.4 million for the year ended December 31, 2004, partially offset by a larger increase in payables of $2.0 million for the year ended December 31, 2005 as compared to the same period in 2004. In accordance with an Internal Revenue Service procedure, income taxes of approximately $21.8 million paid in 2003 were applied toward the Company’s 2004 tax liability, and thereby reduced cash taxes paid for the year ended December 31, 2004, as compared to the same period in 2005. The increase in payables for the year ended December 31, 2005, as compared to the same period in 2004, resulted primarily the increased contracting of information technology consulting services.

      Net cash used in investing activities was $102.4 million, $19.1 million and $5.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. The $83.3 million increase in cash used in investing activities was driven primarily by the Company’s fourth quarter 2005 $82.6 million investment in available-for-sale variable rate demand notes issued by municipal government agencies. The increase in investing activities also included increased capital spending of $5.5 million, related primarily to Project Apollo equipment purchases and increased software costs. These increases were partially offset by a $4.8 million reduction in payments for business acquisitions. For the year ended December 31, 2005, the Company’s cash flow used in investing activities included $4.2 million related to the acquisition of IRS. For the year ended December 31, 2004, $8.9 million was spent related to the MRP acquisition.

      Net cash used in financing activities was $20.8 million, $60.7 million and $34.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. The $40.0 million decrease in net cash used in financing activities resulted primarily from the $55.0 million debt extinguishment of the Company’s credit facility in 2004 and the $9.3 million increase in cash provided from stock option and other incentive plan exercises for the year ended December 31, 2005 as compared to the same period in 2004, partially offset by a $15.0 million increase in stock repurchases and $9.4 million of cash dividends paid by the Company in 2005. Arbitron did not make any dividend payments in 2004.

      Arbitron’s commitment under its revolving credit facility, which was $225.0 million at inception, was closed at the request of the Company on January 31, 2005. Outstanding debt as of December 31, 2005 consists solely of Arbitron’s senior-secured-notes in the amount of $50.0 million, which mature on January 31, 2008.

      Arbitron’s senior-secured-notes contain non-investment-grade financial terms, covenants and operating restrictions that increase the cost of financing and restrict financial flexibility. Under the terms of the senior-secured-notes, Arbitron is required to maintain certain leverage and coverage ratios and meet other financial conditions. The senior-secured-notes limit, among other things, Arbitron’s ability to incur additional indebtedness, grant or incur liens on its assets, pay cash dividends over a certain amount, make certain investments or acquisitions, repurchase or redeem capital stock over a certain amount and engage in certain mergers or consolidations. On June 10, 2005, the senior-secured-notes agreement was amended. The amendment deleted certain requirements to make mandatory offers to prepay, amended certain notice requirements, deleted interest-rate-hedging obligations, and eliminated or lessened the restrictions applicable under various negative covenants, including those relating to, among other things, acquisitions, the creation of joint ventures, the payment of dividends and distributions, and capital expenditures. However, the terms of the senior-secured-notes may still restrict or prohibit Arbitron’s ability to raise additional capital when needed or could prevent Arbitron from making acquisitions or investing in other growth initiatives. Arbitron has been in compliance with all covenants since the inception of all borrowings.

      Arbitron announced on February 28, 2005, that its Board of Directors approved the payment of the Company’s first quarterly cash dividend of $0.10 per common share. The dividend was paid on April 1, 2005, to stockholders of record as of the close of business on March 15, 2005. For the second, third, and fourth quarters ended June 30, 2005, September 30, 2005, and December 31, 2005, respectively, dividends approved in the amount of $0.10 per common share, were also paid on July 1, 2005, October 3, 2005, and January 3, 2006, respectively.

      During January 2006, the Company announced that its Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $70.0 million of shares of the Company’s common stock. The Company expects that the shares may be purchased from time to time in either open market or private transactions at then-prevailing market prices through December 31, 2006. As of February 20, 2006, no shares had been repurchased.

      In 2005, Clear Channel and CBS Radio represented approximately 19 percent and nine percent, respectively, of Arbitron’s revenue. Arbitron’s agreements with these customers are not exclusive and contain no renewal obligations. Arbitron currently has license agreements with Clear Channel to provide radio ratings and software services for Clear Channel’s radio stations and networks through the Company’s Fall 2008 survey. Arbitron currently has license agreements with CBS Radio to provide audience estimates, software and other ancillary services to CBS Radio’s radio stations through the Company’s Winter 2008 survey. Arbitron cannot give any assurances that it will retain current customers or that it will be able to replace the revenue that is lost if a key customer fails to renew its agreement with Arbitron.

      As discussed above in “Portable People Meter,” commercialization of the PPM will require a substantial financial investment. While the Company has preserved its cash and short-term investments in anticipation of such requirements, the expenditures likely to be incurred in connection with such commercialization are significant. The Company currently believes that the aggregate capital investment associated with PPM commercialization for audience ratings measurement could be in the range of $10.0 million to $25.0 million for the first two to three years of commercialization, with the higher range of investment by Arbitron anticipated in the event Nielsen Media Research does not join Arbitron in the commercialization of the PPM.

      Similarly, as previously discussed, the Company is pursuing a possible additional application of the PPM technology that involves use of the PPM as a media collection tool for a national marketing-oriented panel designed to correlate advertising with shopping behavior and sales. The Company is participating with VNU in the development and deployment of a national marketing pilot panel as a demonstration of this service. Arbitron also currently expects to incur incremental expenses of approximately $6.8 million relating to Project Apollo in 2006. If a decision is made to commercialize this service, substantial additional expenditures would be incurred in the next few years.

      Arbitron expects to fund the national marketing pilot panel, the expected commercialization of the PPM ratings service and the possible commercialization of the PPM marketing research applications service with its existing cash position and short-term investments, future excess cash from operations or through the most advantageous source of capital at the time, which may include the incurrence of new debt through borrowings, sales of common and preferred stock and joint venture capital transactions. Arbitron believes that one or more of these sources of capital will be available to fund its PPM-related cash needs, but there can be no assurance that the external sources of capital will be available on favorable terms, if at all.

      The following table summarizes Arbitron’s contractual cash obligations as of December 31, 2005:

	Less Than	1 - 3	3 - 5	More Than
	1 Year	Years	Years	5 Years	Total

Long-term debt(A)	$4,980	$55,403	$—	$—	$60,383

Operating leases(B)	8,344	13,091	9,438	6,204	37,077

Purchase obligations(C)	7,033	—	—	—	7,033

Pension contributions(D)	2,000	—	—	—	2,000

	$22,357	$68,494	$9,438	$6,204	$106,493

(A)	See note 9 to consolidated financial statements (includes future interest payments of $10.4 million).

(B)	See note 11 to consolidated financial statements.

(C)	Other than for PPM equipment purchases, Arbitron generally does not make unconditional, noncancelable purchase commitments. The Company enters into purchase orders in the normal course of business, and they do not exceed one-year terms.

(D)	Amount represents an estimate of its cash contribution for 2006 to its defined benefit pension plan. Future cash contributions will be determined based upon the funded status of the plan. See note 13 to consolidated financial statements.

      A letter of credit in the amount of $0.1 million was cancelled effective January 27, 2005. As of December 31, 2005, the Company had no outstanding letters of credit.

Off-Balance Sheet Arrangements

      Arbitron did not enter into any off-balance sheet arrangements during 2005 or 2004, nor did Arbitron have any off-balance sheet arrangements outstanding at December 31, 2005 or 2004.

New Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123 — revised 2004 (“SFAS No. 123R”), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” SFAS No. 123R, which is effective January 1, 2006, requires the measurement of share-based payments, including grants of stock options to employees, using a fair-value-based method and the recording of such costs in our consolidated financial statements.

      The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. See Note 2 in the Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for 2005, 2004 and 2003. The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. In accordance with the modified prospective method, the fair value of all nonvested share-based payments and any new grants, which will be measured using the fair-value-based method, will be recognized in the results of operations. The Company expects that the recognition requirements under SFAS No. 123R will be reasonably similar to the fair value results included in the Company’s pro forma disclosures assuming similar assumptions and stock prices and a consistent number of stock incentive grants during 2006 as compared to 2005.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

      The Company holds its cash and cash equivalents in highly liquid securities. The Company also holds short-term investments, which consist of investment grade, highly liquid securities classified as available-for-sale. A hypothetical interest rate change of 1% would have an impact of approximately $1.2 million on interest income.

      The Company currently has no exposure to interest rate risk with respect to debt securities because the Company’s only outstanding debt is its senior-secured-notes that bear interest at a fixed rate of 9.96%. The Company does not use derivatives for speculative or trading purposes.

      Because the Company currently has no outstanding floating rate debt, a hypothetical market interest rate change of 1% would have no effect on the Company’s results of operations. The fair values of the senior-secured-notes as of December 31, 2005, and 2004, were $51.8 million and $53.8 million, respectively, and were estimated using a cash flow valuation model and available market data for securities with similar maturity dates. A hypothetical market interest rate change of 1% would have an impact of approximately $1.0 million on the fair value of the Company’s senior-secured-notes.

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

      The report of the independent registered public accounting firm and financial statements are set forth below (see Item 15(a) for list of financial statements and financial statement schedules):

ARBITRON INC.

Management’s Report on Internal Control Over Financial Reporting

      Arbitron’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based upon that assessment, our management has concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which report is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

     Arbitron Inc.:

      We have audited the accompanying consolidated balance sheets of Arbitron Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity (deficit), comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed under item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arbitron Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Arbitron Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Baltimore, Maryland

February 24, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

     Arbitron Inc.:

      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Arbitron Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Arbitron Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

      In our opinion, management’s assessment that Arbitron Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Arbitron Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arbitron Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity (deficit), comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 24, 2006, expressed an unqualified opinion on those consolidated financial statements.

Baltimore, Maryland

February 24, 2006

ARBITRON INC.

Consolidated Balance Sheets
December 31, 2005 and 2004
(In thousands, except par value data)

	2005	2004

Assets
Current assets

Cash and cash equivalents	$40,848	$86,901

Receivables from brokers	30,000	—

Short-term investments	52,560	—

Trade accounts receivable, net of allowance for doubtful accounts of $1,165 in 2005 and $1,124 in 2004	27,708	23,369

Deferred tax assets	5,703	4,362

Prepaid expenses and other current assets	4,107	5,529

Total current assets	160,926	120,161

Investment in affiliate	12,959	12,130

Property and equipment, net	30,875	18,536

Goodwill, net	40,558	37,773

Other intangibles, net	3,578	3,381

Noncurrent deferred tax assets	911	3,025

Other noncurrent assets	1,073	1,115

Total assets	$250,880	$196,121

Liabilities and Stockholders’ Equity
Current liabilities

Accounts payable	$8,605	$5,444

Accrued expenses and other current liabilities	31,123	30,955

Deferred revenue	62,434	59,608

Total current liabilities	102,162	96,007
Noncurrent liabilities

Long-term debt	50,000	50,000

Other noncurrent liabilities	6,364	4,734

Total liabilities	158,526	150,741

Commitments and contingencies
Stockholders’ equity

Preferred stock, $100.00 par value, 750 shares authorized, no shares issued	—	—

Common stock, $0.50 par value, authorized 500,000 shares, issued 32,338 shares in 2005 and 32,336 shares in 2004	16,169	16,168

Additional paid-in capital	94,908	101,914

Accumulated earnings (net distributions to Ceridian in excess of accumulated earnings) prior to spin-off	(242,870)	(242,870)

Retained earnings subsequent to spin-off	228,211	173,360

Common stock held in treasury, 1,294 shares in 2005 and 1,376 shares in 2004	(647)	(688)

Accumulated other comprehensive loss	(3,417)	(2,504)

Total stockholders’ equity	92,354	45,380

Total liabilities and stockholders’ equity	$250,880	$196,121

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Income

Years Ended December 31, 2005, 2004 and 2003
(In thousands, except per share data)

	2005	2004	2003

Revenue	$309,955	$296,553	$273,550

Costs and expenses

Cost of revenue	109,672	109,951	103,109

Selling, general and administrative	68,112	62,421	58,662

Research and development	38,563	33,297	25,842

Total costs and expenses	216,347	205,669	187,613

Operating income	93,608	90,884	85,937

Equity in net income of affiliate	7,829	7,552	6,754

Income before interest and income tax expense	101,437	98,436	92,691

Interest income	3,121	1,099	741

Interest expense	4,001	7,909	12,338

Income before income tax expense	100,557	91,626	81,094

Income tax expense	33,249	31,061	31,221

Net income	$67,308	$60,565	$49,873

Net income per weighted average common share

Basic	$2.16	$1.96	$1.66

Diluted	$2.14	$1.92	$1.63
Weighted average common shares used in calculations

Basic	31,179	30,972	30,010

Potentially dilutive securities	321	499	606

Diluted	31,500	31,471	30,616

Dividends per common share outstanding	$0.40	$—	$—

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2005, 2004 and 2003

				Accumulated
				Earnings (Net
				Distributions to
				Ceridian in
				Excess of	Retained	Common
	Number of		Additional	Accumulated	Earnings	Stock
	Shares	Common	Paid-In	Earnings)	Subsequent to	Held in
	Outstanding	Stock	Capital	Prior to Spin-off	Spin-off	Treasury

	(In thousands)

Balance at December 31, 2002	29,611	$16,168	$69,187	$(242,870)	$62,922	$(1,363)

Net income	—	—	—	—	49,873	—

Other comprehensive income (loss) Foreign currency translation	—	—	—	—	—	—

Change in additional minimum pension liability	—	—	—	—	—	—

Change in unrealized loss on interest rate swap	—	—	—	—	—	—

Income tax expense	—	—	—	—	—	—

Common stock issued	1,099	—	24,790	—	—	550

Tax benefit from stock option exercises and other plans	—	—	6,047	—	—	—

Balance at December 31, 2003	30,710	16,168	100,024	(242,870)	112,795	(813)

Net income	—	—	—	—	60,565	—

Other comprehensive income (loss) Foreign currency translation	—	—	—	—	—	—

Change in additional minimum pension liability	—	—	—	—	—	—

Change in unrealized loss on interest rate swap	—	—	—	—	—	—

Income tax expense	—	—	—	—	—	—

Common stock issued	916	—	20,908	—	—	459

Noncash stock compensation	—	—	188	—	—	—

Common stock repurchased	(666)	—	(24,692)	—	—	(334)

Tax benefit from stock option exercises and other plans	—	—	5,486	—	—	—

Balance at December 31, 2004	30,960	16,168	101,914	(242,870)	173,360	(688)

Net income	—	—	—	—	67,308	—

Other comprehensive income (loss) Foreign currency translation	—	—	—	—	—	—

Change in additional minimum pension liability	—	—	—	—	—	—

Income tax benefit	—	—	—	—	—	—

Dividends declared	—	—	—	—	(12,457)	—

Common stock issued	1,033	1	26,091	—	—	515

Noncash stock compensation	—	—	426	—	—	—

Common stock repurchased	(949)	—	(39,502)	—	—	(474)

Tax benefit from stock option exercises and other plans	—	—	5,979	—	—	—

Balance at December 31, 2005	31,044	$16,169	$94,908	$(242,870)	$228,211	$(647)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other	Total
	Comprehensive	Stockholders’
	Income	Equity
	(Loss)	(Deficit)

	(In thousands)

Balance at December 31, 2002	$(4,623)	$(100,579)

Net income	—	49,873

Other comprehensive income (loss) Foreign currency translation	306	306

Change in additional minimum pension liability	(1,680)	(1,680)

Change in unrealized loss on interest rate swap	3,125	3,125

Income tax expense	(505)	(505)

Common stock issued	—	25,340

Tax benefit from stock option exercises and other plans	—	6,047

Balance at December 31, 2003	(3,377)	(18,073)

Net income	—	60,565

Other comprehensive income (loss) Foreign currency translation	230	230

Change in additional minimum pension liability	168	168

Change in unrealized loss on interest rate swap	1,171	1,171

Income tax expense	(696)	(696)

Common stock issued	—	21,367

Noncash stock compensation	—	188

Common stock repurchased	—	(25,026)

Tax benefit from stock option exercises and other plans	—	5,486

Balance at December 31, 2004	(2,504)	45,380

Net income	—	67,308

Other comprehensive income (loss) Foreign currency translation	(341)	(341)

Change in additional minimum pension liability	(1,124)	(1,124)

Income tax benefit	552	552

Dividends declared	—	(12,457)

Common stock issued	—	26,607

Noncash stock compensation	—	426

Common stock repurchased	—	(39,976)

Tax benefit from stock option exercises and other plans	—	5,979

Balance at December 31, 2005	$(3,417)	$92,354

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2005, 2004, and 2003
(In thousands)

	2005	2004	2003

Net income	$67,308	$60,565	$49,873
Other comprehensive (loss) income, net of tax

Foreign currency translation adjustment, net of tax benefit of $131, $183, and $—, respectively	(210)	47	306

Fair value of interest rate swap, net of tax expense of $—, $(449), and $(1,173), respectively	—	722	1,952

Minimum pension liabilities, net of tax benefit (expense) of $421, $(64), and $668, respectively	(703)	104	(1,012)

Other comprehensive (loss) income	(913)	873	1,246

Comprehensive income	$66,395	$61,438	$51,119

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003

Cash flows from operating activities

Net income	$67,308	$60,565	$49,873
Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization of property and equipment	4,162	4,334	3,953

Amortization of intangible assets	1,657	1,388	884

Loss on asset disposals	347	541	434

Asset impairment charges	—	328	178

Deferred income taxes	1,326	22,748	(1,935)

Equity in net income of affiliate	(7,829)	(7,552)	(6,754)

Distributions from affiliate	7,000	6,375	6,050

Bad debt expense	426	305	324

Tax benefit from stock option exercises	5,979	5,486	6,047

Non-cash stock compensation	426	188	—
Changes in operating assets and liabilities, excluding effects of business acquisitions

Trade accounts receivable	(4,982)	(1,231)	(999)

Prepaid expenses and other assets	(522)	490	471

Accounts payable	2,054	42	757

Accrued expense and other current liabilities	(2,853)	2,721	3,276

Deferred revenue	2,827	705	3,614

Other noncurrent liabilities	56	649	(818)

Net cash provided by operating activities	77,382	98,082	65,355

Cash flows from investing activities

Additions to property and equipment	(15,615)	(10,164)	(5,350)

Purchases of short-term investments	(224,070)	—	—

Proceeds from sales of short-term investments	141,510	—	—

Payments for business acquisitions	(4,176)	(8,928)	—

Net cash used in investing activities	(102,351)	(19,092)	(5,350)

Cash flows from financing activities

Proceeds from stock option exercises and stock purchase plan	28,549	19,287	25,051

Stock repurchases	(39,976)	(25,026)	—

Dividends paid to stockholders	(9,358)	—	—

Payment of long-term debt	—	(55,000)	(60,000)

Net cash used in financing activities	(20,785)	(60,739)	(34,949)

Effect of exchange rate changes on cash and cash equivalents	(299)	217	282

Net (decrease) increase in cash and cash equivalents	(46,053)	18,468	25,338

Cash and cash equivalents at beginning of year	86,901	68,433	43,095

Cash and cash equivalents at end of year	$40,848	$86,901	$68,433

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

Basis of Consolidation

      The consolidated financial statements of Arbitron reflect the consolidated financial position, results of operations and cash flows of Arbitron Inc. and its subsidiaries: Arbitron Holdings Inc., Audience Research Bureau S.A. de C.V., Ceridian Infotech (India) Private Limited, CSW Research Limited and Euro Fieldwork Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

Description of Business

      Arbitron Inc. (“Arbitron” or the “Company”) is an international media and marketing research firm primarily serving radio, cable, advertising agencies, advertisers, outdoor and out-of-home media and, through its Scarborough joint venture, broadcast television and print media.

      Arbitron currently has four main services: measuring radio audiences in local markets in the United States and Mexico; measuring national radio audiences and the audience size of network radio programs and commercials in the United States; providing application software used for accessing and analyzing media audience and marketing information data; and providing consumer and media usage information services to radio, cable, retailers, advertising agencies, advertisers, outdoor and out-of-home media, online industries and, through its Scarborough joint venture, broadcast television and print media.

2.	Summary of Significant Accounting Policies

Revenue Recognition

      Syndicated or recurring products and services are licensed on a contractual basis. Revenues for such products and services are recognized over the term of the license agreement as products or services are delivered. Customer billings in advance of delivery are recorded as deferred revenue in the accompanying consolidated balance sheets. Deferred revenue relates primarily to quantitative radio measurement surveys which are delivered to customers in the quarter following the respective year-end. Software revenue is recognized ratably over the life of the agreement in accordance with Statement of Position 97-2, Software Revenue Recognition. Customer agreements with multiple licenses are reviewed for separation under the provisions of EITF No. 00-1 “Accounting for Revenue Arrangements with Multiple Deliverables.”

Expense Recognition

      Direct costs associated with the Company’s data collection and diary processing are recognized when incurred and are included in cost of revenue. Research and development expenses consist primarily of expenses associated with the development of new products and customer software and other technical expenses including maintenance of legacy operations and reporting systems.

Cash Equivalents

      Cash equivalents consist primarily of highly liquid investments with insignificant interest rate risk and original maturities of three months or less.

Short-term Investments and Receivables from Brokers

      Short-term investments as of December 31, 2005 consisted of municipal and other government-issued variable rate demand notes recorded by the Company at fair value. These investments are classified as available-for-sale securities, which in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), are stated at fair value. Under SFAS 115, unrealized gains and temporary losses for available-for-sale

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

securities are to be reported in accumulated other comprehensive income (loss) and realized gains and losses on settled trades are to be recognized in earnings. Because the Company’s short-term investments are traded at par, the amount of realized gains and losses included in earnings is zero. Due to the short-term duration of these investments, there is no change in fair value subsequent to the record date of purchase and therefore, the amount of unrealized gain and loss recorded in accumulated other comprehensive income (loss) is zero.

      Purchases and sales of these short-term investments consisted of the buying and selling of variable rate demand notes and auction rate securities. These investments are investment grade, highly liquid securities. The Company conducts these transactions through various financial institutions which are evaluated for their credit quality.

      Receivables from brokers are recognized for the amount of unsettled sales of these securities pending the receipt of the related proceeds in the subsequent reporting period.

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

Property and Equipment

      Property and equipment are recorded at cost and depreciated or amortized on a straight-line basis over the estimated useful lives of the assets, which are as follows:

Computer equipment	3 years

Purchased software and development costs	3 – 5 years

Leasehold improvements	Shorter of useful life or life of lease

Machinery, furniture and fixtures	3 – 6 years

      Repairs and maintenance are charged to expense as incurred. Gains and losses on dispositions are included in the consolidated results of operations at the date of disposal.

      Expenditures for significant software purchases and software developed for internal use are capitalized. For software developed for internal use, all external direct costs for materials and services and certain payroll and related fringe benefit costs are capitalized in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The costs are capitalized from the time that the preliminary project stage is completed and management considers it probable that the software will be used to perform the function intended until the time the software is placed in service for its intended use. Management performs an assessment quarterly to determine if it is probable that all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value.

Investment in Affiliate

      Investment in affiliate is accounted for using the equity method where the Company has an ownership interest of 50% or less and the ability to exercise significant influence or has a majority ownership interest but does not have the ability to exercise effective control.

Goodwill and Other Intangibles

      Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”). The Company performs its annual impairment test at the reporting unit level as of January 1st for each fiscal year. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

      Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Impairment of Long-Lived Assets

      Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would be no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

Pro Forma Disclosures of Stock-Based Compensation

      The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”) and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price of the options. In the case of issuances of stock awards, compensation expense is recorded based upon the quoted market value of shares of common stock on the date of grant. Any resulting compensation expense is recognized ratably over the vesting period. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transitions and Disclosure (“SFAS No. 123”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income and

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

net income per share if the fair-value-based method had been applied to all outstanding share-based awards in each year (dollars in thousands, except per share data):

	2005	2004	2003

Net income, as reported	$67,308	$60,565	$49,873

Add: Nonemployee stock-based compensation expense, net of tax	263	116	—

Less: Stock-based compensation expense determined under fair value method, net of tax	5,537	3,042	3,168

Pro forma net income	$62,034	$57,639	$46,705

Basic net income per weighted average common share, as reported	$2.16	$1.96	$1.66

Pro forma basic net income per weighted average common share	$1.99	$1.86	$1.56

Diluted net income per weighted average common share, as reported	$2.14	$1.92	$1.63

Pro forma diluted net income per weighted average common share	$1.98	$1.83	$1.52

Options granted to employees and directors	591,961	485,393	585,437

Weighted-average exercise price	$40.80	$37.96	$34.79

Weighted-average fair value	$13.72	$13.09	$7.57

Weighted-average assumptions:

Expected lives in years	6.5	6.0	4.0

Expected volatility	28.5%	27.3%	23.9%

Expected dividend rate	1%	—	—

Risk-free interest rate	3.89%	3.69%	2.77%

Net Income per Weighted Average Common Share

      The computations of basic and diluted net income per weighted-average common share for 2005, 2004, and 2003 are based on Arbitron’s weighted-average shares of common stock and potentially dilutive securities outstanding.

      Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period. Options totaling 621,148 in 2005, 402,538 in 2004 and 14,084 in 2003, were not included in the computation of diluted net income per common share because the options’ exercise prices exceeded the average market price of the Company’s common stock.

Translation of Foreign Currencies

      Financial statements of foreign subsidiaries are translated into United States dollars at current rates at the end of the period except that revenue and expenses are translated at average current exchange rates during each reporting period. Net translation exchange gains or losses and the effect of exchange rate changes on intercompany transactions of a long-term nature are accumulated and charged directly to a separate component of other comprehensive income and accumulated other comprehensive loss in stockholders’ equity. Gains and losses from translation of assets and liabilities denominated in other than the functional currency of the operation are recorded in income as incurred.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

Advertising Expense

      The Company recognizes advertising expense the first time advertising takes place. Advertising expense for the years ended December 31, 2005, 2004 and 2003 was $1.9 million, $1.5 million and $1.9 million, respectively.

Accounting Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include: valuation allowances for receivables and deferred income tax assets; loss contingencies; and assets and obligations related to employee benefits. Actual results could differ from those estimates.

Legal Matters

      The Company is involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. Legal costs for services rendered in the course of these proceedings are charged to expense as they are incurred.

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

New Accounting Pronouncements

      In December 2004, the FASB enacted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R, which is effective January 1, 2006, requires the measurement of share-based payments, including grants of stock options to employees, using a fair-value-based method and the recording of such costs in our consolidated financial statements.

      Arbitron is required to adopt SFAS No. 123R in the first quarter of 2006. The pro forma disclosures noted above, and previously permitted under SFAS No. 123, no longer will be an alternative to financial statement recognition. The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. In accordance with the modified prospective method, the fair value of all nonvested share-based payments and any new grants, which will be measured using the fair-value-based method, will be recognized in the results of operations. The Company expects that the recognition requirements under SFAS No. 123R will be reasonably similar to the fair-value results included in the Company’s pro forma disclosures assuming similar assumptions and stock prices and a consistent number of stock incentive grants during 2006 as compared to 2005.

3.	Short-term Investments

      Short-term investments as of December 31, 2005 consisted of $52.6 million in municipal and other government-issued variable rate demand notes recorded by the Company at fair value. All of the Company’s short-term investment assets are classified as available-for-sale securities in accordance with SFAS 115. There were no short-term investments held as of December 31, 2004.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

      For the year ended December 31, 2005, gross purchases of available-for-sale securities was $224.1 million and gross sales of available-for-sale securities were $171.5 million, which includes $141.5 million in proceeds and a $30.0 million receivable from brokers on unsettled trades as of December 31, 2005. There were no purchases or sales of short-term investments in 2004 and 2003.

4.	Investment in Affiliate

      Investment in affiliate consists of the Company’s 49.5% interest in Scarborough Research (“Scarborough”), a syndicated, qualitative local market research partnership, which is accounted for using the equity method of accounting.

      Under the Scarborough partnership agreement, the Company has the exclusive right to license Scarborough’s services to radio stations, cable companies, and outdoor media, and a nonexclusive right to license Scarborough’s services to advertising agencies and advertisers. The Company pays a royalty fee to Scarborough based on a percentage of revenues. Royalties of approximately $21.7 million, $22.8 million and $19.6 million for 2005, 2004 and 2003, respectively, are included in cost of revenue in the Company’s consolidated statements of income. Accrued royalties due to Scarborough as of December 31, 2005 and 2004 of $5.5 million and are included in accrued expenses and other current liabilities in the consolidated balance sheets.

      Scarborough’s revenue was $55.9 million, $54.9 million and $49.7 million in 2005, 2004 and 2003, respectively. Scarborough’s total assets and liabilities were $32.9 million and $2.3 million and $31.3 million and $2.4 million, as of December 31, 2005 and 2004, respectively. The Company’s equity in net income of Scarborough was $7.8 million, $7.6 million and $6.8 million in 2005, 2004 and 2003, respectively. The Company received distributions from Scarborough in 2005, 2004 and 2003 of $7.0 million, $6.4 million and $6.1 million, respectively.

5.	Property and Equipment

      Property and equipment as of December 31, 2005 and 2004 consist of the following (in thousands):

	2005	2004

Computer equipment	$9,381	$8,519

Purchased software and development costs	22,043	14,756

Leasehold improvements	7,343	7,133

Machinery, furniture and fixtures	5,720	4,830

Portable People Meter equipment	9,204	2,754

	53,691	37,992

Accumulated depreciation and amortization	(22,816)	(19,456)

Property and equipment, net	$30,875	$18,536

      Depreciation and amortization expense for 2005, 2004 and 2003 was $4.2 million, $4.3 million and $4.0 million, respectively. Capitalized interest costs for 2005 and 2004 were $1.2 million and $0.4 million, respectively.

6.	Goodwill and Other Intangible Assets

      Under SFAS No. 142, the Company is no longer required to amortize goodwill. Goodwill is measured for impairment annually on January 1 under the guidance set forth in the standard. During 2005, 2004 and 2003,

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

the Company tested its goodwill in accordance with the standard and concluded no impairment charge was required.

      Intangible assets, which consist primarily of acquired software, customer lists and noncompete agreements, with finite lives are being amortized to expense over their estimated useful lives. As of December 31, 2005, the Company’s intangible assets with finite lives acquired in 2005 had a weighted average useful life of 8.3 years. As of December 31, 2005, the Company had no intangible assets with indefinite useful lives. Amortization expense for intangible assets for 2005, 2004 and 2003 was $1.7 million, $1.4 million and $0.9 million, respectively. Amortization expense for intangible assets is estimated to be $1.6 million in 2006, $0.8 million in 2007, $0.3 million in 2008, $0.1 million in 2009, $0.1 million in 2010, and $0.7 million thereafter.

      Changes in goodwill for the years ended December 31, 2005 and 2004 were as follows (in thousands):

	2005	2004

Beginning of year balance	$37,773	$32,937

MRP acquisition	—	4,836

IRS acquisition	2,785	—

End of year balance	$40,558	$37,773

7.	Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities as of December 31, 2005 and 2004 consist of the following (in thousands):

	2005	2004

Employee compensation and benefits	$18,289	$17,307

Federal and state income taxes	—	5,078

Dividend payable	3,099	—

Royalties due to Scarborough	5,483	5,484

Other	4,252	3,086

	$31,123	$30,955

8.	Purchase Acquisition

      On September 20, 2005, Arbitron acquired the net assets of Integrated Radio Systems, L.L.C. (“IRS”)SM for $4.6 million, including $0.1 million in transaction costs. IRS is a provider of software systems that help radio stations manage their advertising sales process and automate the daily tasks in a sales department. The IRS applications combine a customer relationship management system with scheduling and research applications and with inventory/pricing management tools. The $4.6 million purchase price was allocated to $1.8 million in identifiable intangible assets and tangible net assets and $2.8 million in goodwill. The purchase price includes a deferred cash payment of $0.5 million, which is due in September 2008. Pro forma results as if the IRS acquisition occurred on January 1, 2004, would not be materially different than actual results.

      On March 11, 2004, Arbitron acquired certain assets of Marketing Resources Plus from Interactive Market Systems, Inc., part of the VNU Media Measurement and Information Group, for $8.9 million in cash. The $8.9 million purchase price was allocated as follows: $0.5 million in tangible net assets, $3.6 million in identifiable intangible assets and $4.8 million in goodwill.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

9.	Long-term Debt

      On January 31, 2001, the Company entered into a $225.0 million five-year revolving credit agreement with a consortium of banks (“Credit Facility”). In connection with the Company’s spin-off of Ceridian Corporation (“Ceridian”) in March 2001, $200.0 million was drawn on the Credit Facility and distributed to Ceridian. Upon consummation of the spin-off, the Company issued $50.0 million of senior-secured-notes due January 31, 2008, and distributed the proceeds to Ceridian.

      On September 30, 2004, Arbitron paid the remaining $25.0 million outstanding under the Credit Facility. On January 31, 2005, the Credit Facility was terminated at the request of Arbitron.

      Long-term debt as of December 31, 2005 and 2004 consisted of $50.0 million in senior-secured-notes. The notes bear interest at a fixed rate of 9.96%. The senior-secured-notes agreement contains covenants. The agreement also contains a make-whole provision that applies in the event of early prepayment of principal. The fair value of the senior-secured-notes as of December 31, 2005 and 2004 was $51.8 million and $53.8 million, respectively, and was estimated using a cash flow valuation model and available market data for securities with similar maturity dates. Under the terms of the senior-secured-notes, the Company is required to maintain certain other financial ratios, in addition to the leverage ratio, and meet other financial conditions. The senior-secured-notes limits, among other things, the Company’s ability to buy or sell assets, incur additional indebtedness, grant or incur liens on its assets, make investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations. On June 10, 2005, the senior-secured-notes agreement was amended. The amendment deleted certain requirements to make mandatory prepayment offers, amended certain notice requirements, deleted interest rate hedging obligations, and eliminated or lessened the restrictions applicable under various negative covenants, including those relating to, among other things, acquisitions, the creation of joint ventures, the payment of dividends and distributions, and capital expenditures. The Company was in compliance with its covenants as of December 31, 2005 and December 31, 2004.

      If a default occurs under the terms of Arbitron’s senior-secured-notes, the lenders could proceed against the pledged collateral, which includes a first priority lien on substantially all of the assets of Arbitron and its domestic subsidiaries and a pledge of the capital stock of all of its domestic subsidiaries and of 65% of the capital stock of its foreign subsidiaries. In addition, a default may result in higher rates of interest and the inability to obtain additional financing.

      Interest paid in 2005, 2004 and 2003 was $5.0 million, $7.4 million and $11.8 million, respectively. Non-cash amortization of deferred financing costs classified as interest expense in 2005, 2004 and 2003 was $0.2 million, $0.9 million and $0.6 million, respectively.

      The Company’s long-term debt based on contractual payment is due in 2008. As of December 31, 2005, the Company had no outstanding letters of credit.

10.	Accumulated Other Comprehensive Loss

      The components of accumulated other comprehensive loss as of December 31, 2005 and 2004 were as follows (in thousands):

	2005	2004

Foreign currency translation adjustment	$77	$287

Additional minimum pension liability	(3,494)	(2,791)

Accumulated other comprehensive loss	$(3,417)	$(2,504)

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

11.	Commitments and Contingencies

Leases

      Arbitron conducts all of its operations in leased facilities and leases certain equipment which have minimum lease obligations under noncancelable operating leases. Certain of these leases contain rent escalations based on specified percentages. Most of the leases contain renewal options and require payments for taxes, insurance and maintenance. Rent expense is charged to operations as incurred except for escalating rents, which are charged to operations on a straight-line basis over the life of the lease. Rent expense was $9.6 million, $9.1 million and $8.5 million in 2005, 2004 and 2003, respectively.

      Future minimum lease commitments under noncancelable operating leases having an initial term of more than one year, are as follows (in thousands):

2006	$8,344

2007	6,673

2008	6,418

2009	6,163

2010	3,275

Thereafter	6,204

$37,077

Legal Matters

      The Company is involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. Legal costs for services rendered in the course of these proceedings are charged to expense as they are incurred. During 2005, the Pennsylvania Department of Revenue concluded a sales tax audit and notified the Company of an assessment of $3.6 million. The Pennsylvania Department of Revenue reversed its prior audit position, which held that the Company provides nontaxable services to customers in the Commonwealth, and, as a result, the Commonwealth intends to collect the taxes on Arbitron’s Pennsylvania sales. The assessment includes outstanding sales tax of $3.1 million on revenue and $0.5 million of accumulated interest since 2001.

      Currently, the Company is in the appeals process with the Pennsylvania Commonwealth, requesting a reassessment of the proposed tax liability. The Company contends that it continues to provide non-taxable services to its Pennsylvania customers and intends to vigorously defend this position during the appeals process. Although the Company anticipates a successful outcome; it cannot guarantee that a favorable settlement will occur. Given the nature of this uncertainty, no loss has been recognized as of December 31, 2005.

12.	Income Taxes

      The provision for income taxes is based on income recognized for consolidated financial statement purposes and includes the effects of permanent and temporary differences between such income and income recognized for income tax return purposes. As a result of the spin-off, deferred tax assets consisting of net operating loss and credit carryforwards were transferred from Ceridian to Arbitron, along with temporary differences related to the Arbitron business. The net operating loss carryforwards will expire in varying amounts from 2006 to 2025.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

      The components of income before income tax expense and a reconciliation of the statutory federal income tax rate to the income tax rate on income before income tax expense for the years ended December 31, 2005, 2004 and 2003 are as follows (dollars in thousands):

	2005	2004	2003

Income before income tax expense:

U.S.	$100,575	$91,469	$80,357

International	(18)	157	737

Total	$100,557	$91,626	$81,094

Income tax expense:

Current:

U.S.	$30,841	$10,553	$28,925

State, local and foreign	1,082	(2,240)	4,231

	31,923	8,313	33,156

Deferred:

U.S.	(975)	18,455	(1,729)

State, local and foreign	3,231	6,500	(206)

Reduction in valuation allowance	(930)	(2,207)	—

Total	1,326	22,748	(1,935)

	$33,249	$31,061	$31,221

U.S. statutory rate	35.0%	35.0%	35.0%

Income tax expense at U.S. statutory rate	$35,196	$32,069	$28,383

State income taxes, net of federal benefit	3,208	2,769	2,616

Tax-exempt interest income	(524)	—	—

Meals and entertainment	264	295	261

Reduction in valuation allowance for State NOLs	(930)	(2,207)	—

Adjustments to tax liabilities	(3,854)	(1,718)	—

Other	(111)	(147)	(39)

Income tax expense	$33,249	$31,061	$31,221

Effective tax rate	33.1%	33.9%	38.5%

      The effective tax rate was 33.1% for the year ended December 31, 2005. During 2005, certain liabilities for tax contingencies related to prior periods were reversed due to the settlement and completion of certain income tax audits and returns and the expiration of audit statues. Also, the valuation allowance on certain deferred tax assets was reduced to reflect the estimated future benefit of utilizing state net operating loss carryforwards in certain states. The net benefit of these changes and other items was $4.7 million in 2005. The effective tax rate of 33.9% in 2004 reflected a net benefit of $4.2 million primarily due to changes in liabilities for tax contingencies and a change in the valuation allowance related to state net operating loss carryforwards. The effective tax rate decreased in 2005 primarily due to the Company’s tax benefit for investments in tax-exempt securities made during the year.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

      As the Company is subject to federal and state audits throughout the normal course of operations, losses for tax contingencies are recognized for unasserted contingent claims when such matters are probable and reasonably estimable.

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

      Temporary differences and the resulting deferred income tax assets as of December 31, 2005 and 2004 were as follows (in thousands):

	2005	2004

Deferred tax assets:

Alternative minimum pension liability	$2,113	$1,568

Depreciation	1,126	752

Accruals	6,155	3,335

Net operating loss carryforwards	3,824	6,273

Other	390	615

	13,608	12,543

Less valuation allowance	(264)	(1,194)

Total deferred tax assets	13,344	11,349

Deferred tax liabilities:

Goodwill and other intangible amortization	$(4,200)	$(3,078)

Defined benefit pension liability	(1,308)

Other	(1,222)	(884)

Total deferred tax liabilities	(6,730)	(3,962)

Net deferred tax assets	$6,614	$7,387

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which the temporary differences become deductible and before tax credits or net operating loss carryforwards expire. Management considered historical results of Arbitron during the previous three years and projected future taxable income and determined that a valuation allowance of $0.3 million and $1.2 million was required as of December 31, 2005 and 2004, respectively, for state net operating loss carryforwards.

      Income taxes paid in 2005 and 2004 were $31.4 million and $5.6 million, respectively.

13.	Retirement Plans

Pension Benefits

      Arbitron’s United States employees participate in a defined benefit pension plan that closed to new participants effective January 1, 1995. Benefits under the plan for most eligible employees are calculated using the final five year average salary of the employee. Employees participate in this plan by means of salary reduction contributions. Retirement plan funding amounts are based on independent consulting actuaries’ determination of the Employee Retirement Income Security Act of 1974 funding requirements.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

      The Company’s discount rate on its actuarially determined benefit obligations is 5.5% as of December 31, 2005. The discount rate was determined using Moody’s AA Corporate bond yields, which closely approximated the duration of the Company’s benefit obligation. Due primarily to a drop in the discount rate and the effect of the plan’s investment experience as of the September 30, 2005 and 2004 measurement dates on the valuation of plan assets, the accrued benefit obligation of the plan exceeded the fair value of plan assets. Pension expense was $1.3 million, $1.2 million and $1.0 million for 2005, 2004 and 2003, respectively. The Company’s pension obligations exceeded plan assets by $5.2 million and $5.1 million as of September 30, 2005 and 2004, respectively.

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

      Arbitron’s pension plan weighted-average asset allocations as of September 30, 2005 and 2004, by asset category were as follows:

	Plan Assets as
	of
	September 30,

Asset Category	2005	2004

Equity securities	59%	59%

Debt securities	40%	39%

Cash and cash equivalents	1%	2%

Total	100%	100%

      Arbitron’s investment strategy is to diversify assets so that adverse results from one asset or asset class will not have an unduly detrimental effect on the entire portfolio. Diversification includes by type, by characteristic, and by number of investments, as well as by investment style of management organization. Cash held and intended to pay benefits is considered to be a residual asset in the asset mix, and therefore, compliance with the ranges and targets specified shall be calculated excluding such assets. Assets of the plan do not include securities issued by Arbitron. The target allocation for each asset class is 60% equity securities and 40% debt securities.

      Arbitron’s estimate for contributions to be paid in 2006 is $2.0 million. The expected benefit payments are as follows (in thousands):

2006	$1,279

2007	1,583

2008	1,604

2009	1,769

2010	1,870

2011-2015	10,506

$18,611

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

      The funded status of the plan as of the measurement dates of September 30, 2005 and 2004, and change in funded status for the annual period ended September 30, 2005 and 2004 are shown in the accompanying table, along with the net periodic pension cost and assumptions used in calculations.

Postretirement Benefits

      Arbitron provides health care benefits for eligible retired employees who participate in the pension plan and were hired before January 1, 1992. These postretirement benefits are provided by several health care plans in the United States for both pre-age 65 retirees and certain grandfathered post-age 65 retirees. Employer contributions to these plans differ for various groups of retirees and future retirees. Employees hired before January 1, 1992 and retiring after that date may enroll in plans for which a company subsidy is provided through age 64. Assets of the plans do not include securities issued by Arbitron.

      The Company’s postretirement benefit liability was $0.8 million and $0.7 million, as of December 31, 2005 and 2004, respectively. The Company’s postretirement benefit expense was $0.1 million in each of the years ended December 31, 2005, 2004, and 2003. The plan is unfunded.

      Arbitron does not expect to make contributions in 2006. The expected benefit payments are as follows (in thousands):

2006	$24

2007	40

2008	53

2009	66

2010	77

2011-2015	475

$735

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

      The accompanying table presents the balances of and changes in the aggregate benefit obligation as of the measurement dates of September 30, 2005 and 2004, and the components of net periodic postretirement benefit cost.

	Defined Benefit
	Pension Plan		Postretirement Plan
	September 30,		September 30,

	2005	2004	2005	2004

	(Dollars in thousands)

Change in benefit obligation during the period

At beginning of period	$25,658	$22,330	$1,338	$802

Service cost	809	742	36	31

Interest cost	1,549	1,415	73	63

Plan participants’ contributions	364	343	13	7

Actuarial loss (gain)	2,448	1,222	(253)	451

Benefits paid	(542)	(394)	(48)	(16)

At end of period	$30,286	$25,658	$1,159	$1,338

Change in fair value of plan assets

At beginning of period	$20,597	$17,630	$—	$—

Actual return on plan assets	2,197	1,940	—	—

Employer contribution	2,508	1,078	35	9

Plan participants’ contributions	364	343	13	7

Benefits paid	(542)	(394)	(48)	(16)

At end of period	$25,124	$20,597	$—	$—

Funded status of plan

Funded status	$(5,162)	$(5,061)	$(1,159)	$(1,338)

Unrecognized net actuarial loss	9,756	8,390	331	616

Unrecognized prior service cost	94	116	—	—

Fourth quarter participant contributions	—	—	3	19

Intangible asset	(94)	(116)	—	—

Amount included in comprehensive income	(5,459)	(4,527)	—	—

Net liability	$(865)	$(1,198)	$(825)	$(703)

Net periodic cost

Service cost of benefits	$809	$742	$36	$31

Interest cost	1,549	1,415	73	63

Expected return on plan assets	(1,674)	(1,486)	—	—

Amortization of net actuarial loss	559	469	32	23

Amortization of prior service cost	22	22	—	—

Total	$1,265	$1,162	$141	$117

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

	Defined Benefit
	Pension Plan		Postretirement Plan
	September 30,		September 30,

	2005	2004	2005	2004

	(Dollars in thousands)

Weighted-average assumptions
Discount rate

Components of cost	6.00%	6.25%	6.00%	6.25%

Benefit obligations	5.50%	6.00%	5.50%	6.00%

Expected return on plan assets	8.00%	8.00%	—	—

Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

      The accumulated benefit obligation for the defined benefit pension plan was $26.0 million and $21.8 million as of September 30, 2005 and 2004, respectively.

      The assumed health care cost trend rate used in measuring the postretirement benefit obligation was 10.0% for pre-age 65 and post-age 65 in 2005, with pre-age and post-age 65 rates declining to an ultimate rate of 5.75% in 2010. A 1% change in this rate would change the benefit obligation by approximately $0.1 million and the aggregate service and interest cost by less than $0.1 million.

Supplemental Retirement

      Arbitron also sponsors two nonqualified supplemental retirement plans. The projected benefit obligation at September 30, 2005 and 2004 was $2.7 million and $2.0 million, respectively. The accumulated benefit obligation at September 30, 2005 and 2004 was $1.5 million and $1.2 million, respectively. Net periodic pension costs were $0.2 million for 2005, $0.5 million for 2004 and $0.2 million for 2003. As of December 31, 2005 and 2004, prepaid pension costs of $0.4 million and $0.4 million, respectively, held in benefit protection trusts were included in other noncurrent assets in the consolidated balance sheets. The change in additional minimum liability for the years ended December 31, 2005 and 2004, was $0.1 million and $(0.4) million, respectively.

401(k) Plan

      Arbitron employees may also participate in a defined contribution plan that is sponsored by the Company. The plan generally provides for employee salary deferral contributions of up to 17% of eligible employee compensation. Under the terms of the plan, Arbitron contributes a matching contribution of 50% up to a maximum of 3% to 6% of eligible employee compensation. The employer may also make an additional discretionary matching contribution of up to 30% up to a maximum of 3% to 6% of eligible employee compensation. Arbitron’s costs with respect to its contributions to the defined contribution plan were $2.0 million, $1.9 million and $1.5 million in 2005, 2004 and 2003, respectively.

14.	Stock-Based Compensation

      The Company has two stock incentive plans (“SIP”) from which awards of stock options, stock awards and performance unit awards are authorized to be granted to eligible participants: the 1999 SIP, which was approved by the Company’s stockholders, and the 2001 SIP, which was not approved by the Company’s stockholders. Eligible participants in the 1999 and 2001 SIPs include all employees of the Company and any nonemployee director, consultant and independent contractor of the Company. As of December 31, 2005, shares available for grant were 699,722 and 154,324 under the 1999 and 2001 SIPs, respectively.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

Stock Options

      Stock options awarded to employees under the 1999 and 2001 SIPs generally vest annually over a three-year period, have five-year and ten-year terms and have an exercise price that may not be less than the fair market value of the underlying stock at the date of grant. Stock options granted to directors under the 1999 SIP generally vest immediately upon the date of grant, are exercisable in six months, have 10-year terms and have an exercise price that may not be less than the fair market value of the underlying stock at the date of grant.

      Stock option activity and options outstanding for the years ended December 31, 2005, 2004 and 2003 were as follows:

			Weighted
	Exercise price		average exercise
	per share	Outstanding	price of options

Options in Arbitron stock, December 31, 2002	$8.62 – $42.71	3,823,283	$24.95

Granted	31.25 – 41.72	585,437	34.79

Exercised	8.62 – 34.61	(1,069,818)	22.86

Canceled	20.95 – 35.08	(55,970)	27.33

Options in Arbitron stock, December 31, 2003	$13.92 – $42.71	3,282,932	$27.34

Granted	$36.38 – $43.90	490,393	$38.03

Exercised	13.92 – 35.08	(887,297)	22.97

Canceled	14.21 – 35.08	(37,039)	34.64

Options in Arbitron stock, December 31, 2004	$18.85 – $43.90	2,848,989	$30.45

Granted	$37.13 – $42.90	596,961	$40.81

Exercised	20.88 – 35.08	(995,275)	25.57

Canceled	20.95 – 42.71	(33,942)	33.98

Options in Arbitron stock, December 31, 2005	$18.85 – $43.90	2,416,733	$34.97

      Weighted average characteristics of outstanding and exercisable stock options by exercise price range as of December 31, 2005 were as follows:

		Outstanding Optio		ns Exercisable Options
	Number of
Range of	options		Weighted		Weighted
exercise price		Average	average		average
		remaining	exercise	Number of	exercise
		contractual	price	options	price
		Life

$18.85 – $34.21	672,966	3.08	$27.29	646,800	$27.32

34.22 – 36.70	613,102	2.98	34.99	424,347	34.98

36.71 – 39.85	527,541	8.33	37.90	299,050	37.73

39.86 – 43.90	603,124	9.04	40.95	150,325	41.11

$18.85 – $43.90	2,416,733	5.69	$34.97	1,520,522	$32.87

Non-vested Stock Awards

      Non-vested stock awards granted to employees under the 1999 SIP generally vest monthly over a five-year period. Compensation expense is recognized on a straight-line basis using the market price on the date of grant as the awards vest. During the year ended December 31, 2005, Arbitron granted 15,000 shares of non-

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

vested stock awards with a grant date fair value of $40.90 per share and less than $0.1 million in non-cash compensation expense was recognized. No non-vested stock awards were granted in 2004 and 2003. The annual non-cash compensation expense for the 2005 grants is estimated to be $0.1 million for the years ended December 31, 2006 through 2010.

Employee Stock Purchase Plan

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

15.	Significant Customers and Concentration of Credit Risk

      Arbitron’s quantitative radio audience measurement service and related software sales accounted for approximately 86% of its revenue in 2005, the largest portion of which is provided to radio broadcasters. Arbitron has one customer that individually represents 19% or more of its revenue for 2005. For the years 2004 and 2003, Arbitron had two customers that individually represented 10% or more of its revenue. Those customers represented 21% and 10% of the Company’s revenue for both 2004 and 2003. Although the industry consolidation has led to a concentration of Arbitron’s customer base, the Company believes that the consolidating enterprises are well financed, publicly held companies with whom it has good relationships. Arbitron routinely assesses the financial strength of its customers and has experienced only nominal losses on its trade accounts receivable.

16.	Financial Instruments

      Fair values of short-term investments, accounts receivable and accounts payable approximate carrying values due to their short-term nature. The fair value of the senior-secured-notes as of December 31, 2005 and 2004 was $51.8 million and $53.8 million, respectively, and was estimated using a cash flow valuation model and available market data for securities with similar maturity dates. The carrying amount of the senior-secured-notes as of December 31, 2005 and 2004 was $50.0 million.

17.	Stock Repurchase

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

18.	Subsequent Event

      On January 24, 2006, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company may buy back up to $70.0 million in shares of the Company’s common stock. The Company expects that the shares may be purchased from time to time in either open market or private transactions at then-prevailing market prices through December 31, 2006.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

19.	Quarterly Information (Unaudited) (dollars in thousands, except per share data)

	Three Months Ended
					Year Ended
	March 31	June 30	September 30	December 31	December 31

2005

Revenue	$79,195	$69,816	$85,615	$75,329	$309,955

Operating income	34,786	14,380	32,924	11,518	93,608

Net income	19,836	15,395	20,901	11,176	67,308
Net income per weighted average common share

Basic	$0.64	$0.49	$0.67	$0.36	$2.16

Diluted	$0.63	$0.48	$0.66	$0.36	$2.14

Dividends per common share	$0.10	$0.10	$0.10	$0.10	$0.40

2004

Revenue	$76,585	$65,084	$81,965	$72,919	$296,553

Operating income	33,234	12,019	34,836	10,795	90,884

Net income	18,104	8,615	24,228	9,618	60,565
Net income per weighted average common share

Basic	$0.59	$0.28	$0.78	$0.31	$1.96

Diluted	$0.57	$0.27	$0.77	$0.31	$1.92

Dividends per common share	$—	$—	$—	$—	$—

      Net income per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share will not necessarily equal the total for the year.

Arbitron Inc.

Consolidated Schedule of Valuation and Qualifying Accounts
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003

Allowance for doubtful trade accounts receivable:

Balance at beginning of year	$1,124	$1,081	$1,043

Additions charged to expenses	426	305	324

Write-offs net of recoveries	(385)	(262)	(286)

Balance at end of year	$1,165	$1,124	$1,081

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the rules promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the most recent fiscal year. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

      Management’s report on internal control over financial reporting and the attestation report of KPMG LLP, our independent registered public accounting firm, on management’s assessment of our internal control over financial reporting are set forth on pages 50 and 52, respectively, of this Annual Report on Form 10-K, and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

      There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

      None noted.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

      Biographical information of Directors and Executive Officers required by this item is included in the sections entitled “Election of Directors” and “Executive Compensation and Other Information” of the definitive proxy statement for the Annual Stockholders Meeting to be held in 2006 (the “proxy statement”), which is incorporated herein by reference and will be filed with the Securities and Exchange Commission not later than 120 days after the close of Arbitron’s fiscal year ended December 31, 2005.

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

      The following table summarizes the equity compensation plans under which Arbitron’s common stock may be issued as of December 31, 2005.

Number of
securities
	Number of	Weighted-	remaining available
	securities to be	average exercise	for future issuance
	issued upon	price of	under equity
	exercise of	outstanding	compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected
	and rights	rights	in column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,207,783	$35.52	699,722

Equity compensation plans not approved by security holders	235,285	$30.11	154,324

Totals	2,443,068	$34.99	854,046

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a) Documents filed as part of this report

(1) Financial Statements: The following financial statements, together with the report thereon of independent auditors, are included in this Report:

•	Independent Registered Public Accounting Firm Reports

•	Consolidated Balance Sheets as of December 31, 2005 and 2004

•	Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

•	Notes to Consolidated Financial Statements for the Years Ended December 31, 2005, 2004 and 2003

(2) Consolidated Financial Statement Schedule of Valuation and Qualifying Accounts

(3) Exhibits:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation) (Filed as Exhibit 4.01 to Ceridian’s Registration Statement on Form S-8 (File No. 33-54379) and incorporated herein by reference).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation) (Filed as Exhibit 3 to Ceridian’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation) (Filed as Exhibit 3.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation) (Filed as Exhibit 3.4 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

3.5	First Amended and Restated Bylaws of Arbitron Inc., effective as of August 29, 2002 (Filed as Exhibit 3.1 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

4.1	Specimen of Common Stock Certificate (Filed as Exhibit 4.1 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.1	Distribution Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.1 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).

10.2	Personnel Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.2 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).

10.3	Tax Matters Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.3 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).

10.4	Transition Services Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.4 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).

10.5	Sublease Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.5 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).

10.6	Note Purchase Agreement, January 31, 2001, by and among Arbitron Inc. and the Note Holders referred to therein (Filed as Exhibit 10.7 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.7	First Amendment to Note Purchase Agreement, dated as of March 29, 2001 (Filed as Exhibit 10.1 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference),

Exhibit No.	Description

10.8	Second Amendment to Note Purchase Agreement, dated as of June 10, 2002 (Filed as Exhibit 10.2 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.9	Third Amendment to Note Purchase Agreement, dated as of June 2, 2005 (Filed as Exhibit 99.1 to Arbitron’s Current Report on Form 8-K, dated June 16, 2005 and incorporated herein by reference).

10.10	Secured Subordinated Promissory Notes maturing January 31, 2008 of Arbitron Inc. (Filed as Exhibit 10.8 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.11	Subsidiary Guaranty, dated as of January 31, 2001, of Arbitron Holdings Inc. in favor of the Lenders referred to therein, the Swap Provider referred to therein and the Note Holders referred to therein (Filed as Exhibit 10.9 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.12	Arbitron Executive Investment Plan (Filed as Exhibit 10.10 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).*

10.13	Arbitron Inc. 1999 Stock Incentive Plan (Filed as Exhibit 10.10 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).*

10.14	Form of Non-Qualified Stock Option Agreement (Filed as Exhibit 10.1 to Arbitron’s Current Report on Form 8-K, dated February 23, 2005 and incorporated herein by reference).*

10.15	Form of Non-Qualified Stock Option Agreement for Annual Non-Employee Director Stock Option Grants (Filed as Exhibit 10.2 to Arbitron’s Current Report on Form 8-K, dated February 23, 2005 and incorporated herein by reference).*

10.16	Form of Non-Qualified Stock Option Agreement for Initial Non-Employee Director Stock Option Grants (Filed as Exhibit 10.3 to Arbitron’s Current Report on Form 8-K, dated February 23, 2005 and incorporated herein by reference).*

10.17	Form of Non-Qualified Stock Option Agreement in Lieu of Fees Grants (Filed as Exhibit 10.4 to Arbitron’s Current Report on Form 8-K, dated February 23, 2005 and incorporated herein by reference).*

10.18	Amended and Restated Arbitron Inc. Director Deferred Compensation Procedures.*

10.19	Form of Deferred Stock Unit Agreement for Non-Employee Directors (Non-Employee Director Post-2005 Stock-for-Fees Deferred Stock Unit).*

10.20	Director Compensation Schedule (Filed as Exhibit 10.18 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).*

10.21	Schedule of 2004 Bonuses and 2005 Bonus Parameters for Named Executive Officers (Filed as Exhibit 10.19 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).*

10.22	Arbitron Inc. Benefit Equalization Plan (Filed as Exhibit 10.20 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).*

10.23	Arbitron Inc. 2001 Broad Based Stock Incentive Plan (Filed as Exhibit 10.14 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.24	Executive Employment Agreement, dated April 1, 2001, by and between Arbitron Inc. and Stephen B. Morris (Filed as Exhibit 10.15 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).*

10.25	Amendment No. 1 to the Executive Employment Agreement between Arbitron Inc. and Stephen B. Morris (Filed as Exhibit 10.18 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).*

10.26	Amendment No. 2 to the Executive Employment Agreement between Arbitron Inc. and Stephen B. Morris (Filed as Exhibit 10.19 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).*

Exhibit No.	Description

10.27	Form of Executive Retention Agreement (Filed as Exhibit 10.20 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).*

10.28	Customer Contract, dated as of December 27, 2004, by and between Arbitron Inc. and Clear Channel Communications, Inc. (Filed as Exhibit 10.26 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

21	Subsidiaries of Arbitron Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to 2002.

31.2	Section 302 of the Sarbanes-Oxley Act of Certification of the Chief Financial Officer pursuant to 2002.

32.1	Section 302 of the Sarbanes-Oxley Act of Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan, contract or arrangement required to be filed as an Exhibit.

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

Date: February 27, 2006

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature		Title	Date

/s/ STEPHEN B. MORRIS Stephen B. Morris		Chief Executive Officer, President and Director (Principal Executive Officer)	February 27, 2006

/s/ SEAN R. CREAMER Sean R. Creamer		Executive Vice President of Finance and Planning and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 27, 2006

* Alan W. Aldworth		Director

* Shellye L. Archambeau		Director

* Erica Farber		Director

* Philip Guarascio		Director

* Larry E. Kittelberger		Director

* Luis B. Nogales		Director

* Lawrence Perlman		Director

* Richard A. Post		Director

*By:	/s/ DOLORES L. CODY Dolores L. Cody Attorney-in-Fact		February 27, 2006