Form 10-Q
period 2006-03-31
ARBITRON INC
filed 2006-05-04
CIK 109758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 30,102,225 shares of common stock, par value $0.50 per share, outstanding as of May 1, 2006.

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
          The trademarks Windows®, Media Rating Council® and Homescan® are the registered trademarks of others.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARBITRON INC.
Consolidated Balance Sheets
(In thousands, except par value data)

	March 31,	December 31,
	2006	2005
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$45,152	$40,848
Receivables from brokers	—	30,000
Short-term investments	88,420	52,560
Trade accounts receivable, net of allowance for doubtful accounts of $1,147 in 2006 and $1,165 in 2005	25,214	27,708
Deferred tax assets	5,257	5,703
Inventories	4,831	442
Prepaid expenses and other current assets	5,788	3,665

Total current assets	174,662	160,926

Investment in affiliate	7,533	12,959
Property and equipment, net of accumulated depreciation of $24,409 in 2006 and $22,816 in 2005	31,540	30,875
Goodwill, net	40,558	40,558
Other intangibles, net	3,113	3,578
Noncurrent deferred tax assets	1,065	911
Other noncurrent assets	970	1,073

Total assets	$259,441	$250,880

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,896	$8,605
Accrued expenses and other current liabilities	31,883	31,123
Deferred revenue	56,711	62,434

Total current liabilities	97,490	102,162

Noncurrent liabilities
Long-term debt	50,000	50,000
Other noncurrent liabilities	6,687	6,364

Total liabilities	154,177	158,526

Stockholders’ equity
Common stock, $0.50 par value, authorized 500,000 shares, issued 32,338 shares in 2006 and 2005	16,169	16,169
Additional paid-in capital	92,763	94,908
Accumulated earnings (net distributions to Ceridian in excess of accumulated earnings) prior to spin-off	(242,870)	(242,870)
Retained earnings subsequent to spin-off	243,288	228,211
Common stock held in treasury, 1,381 shares in 2006 and 1,294 shares in 2005	(691)	(647)
Accumulated other comprehensive loss	(3,395)	(3,417)

Total stockholders’ equity	105,264	92,354

Total liabilities and stockholders’ equity	$259,441	$250,880

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenue	$85,088	$79,195

Costs and expenses
Cost of revenue	24,027	20,218
Selling, general and administrative	19,684	16,153
Research and development	9,981	8,038

Total costs and expenses	53,692	44,409

Operating income	31,396	34,786

Proportionate share of net loss of affiliate	(2,375)	(2,090)

Income before interest and income tax expense	29,021	32,696
Interest income	987	609
Interest expense	943	1,051

Income before income tax expense	29,065	32,254
Income tax expense	10,879	12,418

Net income	$18,186	$19,836

Net income per weighted-average common share
Basic	$0.59	$0.64
Diluted	$0.58	$0.63

Dividends declared per common share	$0.10	$0.10

Weighted-average common shares used in calculations
Basic	31,062	31,140
Potentially dilutive securities	265	388

Diluted	31,327	31,528

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities
Net income	$18,186	$19,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,623	1,017
Other amortization	465	393
Asset impairment charges	638	—
Loss on asset disposals	45	50
Deferred income taxes	279	979
Proportionate share of net loss of affiliate	2,375	2,090
Distributions from affiliate	3,051	3,000
Bad debt expense	135	123
Tax benefit from stock option exercises	—	2,651
Non-cash share-based compensation	1,420	96
Changes in operating assets and liabilities, excluding effects of business acquisitions
Trade accounts receivable	2,379	954
Prepaid expenses and other assets	(6,282)	(2,539)
Accounts payable	1,403	(294)
Accrued expenses and other current liabilities	(1,251)	2,177
Deferred revenue	(5,727)	(5,280)
Other noncurrent liabilities	323	525

Net cash provided by operating activities	19,062	25,778

Cash flows from investing activities
Additions to property and equipment	(4,091)	(2,342)
Purchases of short-term investments	(222,445)	—
Sale of short-term investments	216,585	—

Net cash used in investing activities	(9,951)	(2,342)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	2,703	11,270
Tax benefit from stock option exercises	459	—
Dividends paid to stockholders	(3,099)	—
Stock repurchases	(4,904)	—

Net cash (used in) provided by financing activities	(4,841)	11,270

Effect of exchange rate changes on cash	34	(41)

Net increase in cash and cash equivalents	4,304	34,665

Cash and cash equivalents at beginning of period	40,848	86,901

Cash and cash equivalents at end of period	$45,152	$121,566

See notes to consolidated financial statements.

ARBITRON INC.
Notes to Consolidated Financial Statements
March 31, 2006
(unaudited)
1. Basis of Presentation and Consolidation
Presentation
     The accompanying unaudited consolidated financial statements of Arbitron Inc. (the “Company” or “Arbitron”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and are of a normal recurring nature. Certain amounts in the financial statements for prior periods have been reclassified to conform with the current period’s presentation. The consolidated balance sheet as of December 31, 2005 was audited at that date, but all of the information and footnotes as of December 31, 2005, required by U.S. generally accepted accounting principles, have not been included in this Form 10-Q. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Consolidation
     The consolidated financial statements of Arbitron reflect the consolidated financial position, results of operations and cash flows of Arbitron Inc. and its subsidiaries: Arbitron Holdings Inc., Audience Research Bureau S.A. de C.V., Ceridian Infotech (India) Private Limited, CSW Research Limited, Euro Fieldwork Limited, and Arbitron International, LLC. All significant intercompany balances have been eliminated in consolidation.
2. Pro Forma Disclosures of Share-Based Payments
     During the three months ended March 31, 2005, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of option grant only if the current market price of the underlying stock exceeded the exercise price of the options. In the case of issuances of stock awards, compensation expense was recorded based upon the quoted market value of shares of common stock on the date of grant. Any resulting compensation expense was recognized ratably over the vesting period. Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation–Transitions and Disclosures), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company adopted only the disclosure requirements of SFAS No. 123 for fiscal reporting periods through December 31, 2005. Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payments Revised. See Note 13 for the additional disclosures required by SFAS No. 123R for the fair-value-based method of accounting.
     The following table illustrates the effect on net income and net income per share if the fair-value-based method had been applied to all outstanding and unvested awards during the three months ended March 31, 2005 (dollars in thousands, except per share data):

Three Months Ended
March 31,
2005
Net income, as reported	$19,836
Add: Stock-based compensation expense, net of tax	59
Less: Stock-based compensation expense determined under fair value method, net of tax	1,032

Pro forma net income	$18,863

Basic net income per weighted-average common share, as reported	$0.64
Pro forma basic net income per weighted-average common share	$0.61
Diluted net income per weighted-average common share, as reported	$0.63
Pro forma diluted net income per weighted- average common share	$0.60

Options granted to employees and directors	495,466
Weighted-average exercise price	$40.89
Weighted-average fair value	$13.75
Weighted-average assumptions:
Expected lives in years	6.5
Expected volatility	29.1%
Expected dividend rate	1.0%
Risk-free interest rate	4.05%
3. New Accounting Pronouncements
     SFAS No. 123R became effective for the Company on January 1, 2006. SFAS No. 123R requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based valuation method. In accordance with SFAS No. 123R, the Company adopted SFAS No. 123R using the modified prospective method, and thus the results of operations for prior year interim and annual periods will not be restated. The recording of the related compensation expense adversely impacted the consolidated statement of income and such impact was material to the results of operations for the three months ended March 31, 2006. The consolidated statement of income will continue to be adversely impacted by share-based compensation expense to be recognized during future interim and annual periods. See Note 13 for additional disclosures required by SFAS No. 123R.
4. Long-Term Debt
     Long-term debt consisted of senior-secured fixed-rate notes in the amount of $50.0 million as of March 31, 2006, and December 31, 2005. The notes bear interest at a fixed rate of 9.96% and mature on January 31, 2008. The fair values of the senior-secured notes as of March 31, 2006, and December 31, 2005, were $51.3 million and $51.8 million, respectively, and were estimated using a cash flow valuation model and available market data for securities with similar maturity dates. The senior-secured notes agreement contains certain financial covenants and also contains a make-whole provision that applies in the event of early prepayment of principal. The senior-secured notes limit, among other things, the Company’s ability to incur additional indebtedness, grant or incur liens on its assets, pay cash dividends, make investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations. The Company was in compliance with its covenants under the senior-secured notes agreement as of March 31, 2006.
     If a default occurs under the terms of Arbitron’s senior-secured notes, the lenders could proceed against the lenders’ collateral, which includes a first-priority lien on substantially all of the assets of Arbitron and its domestic subsidiaries and a pledge of the capital stock of all of its domestic subsidiaries and of 65% of the capital stock of its foreign subsidiaries. In addition, a default may result in higher rates of interest and the inability to obtain additional financing. Interest paid for each of the three month periods ended March 31, 2006 and 2005 was $1.2 million. Non-cash amortization of deferred financing costs classified as interest expense during the three month periods ended March 31, 2006 and 2005 was $0.1 million and less than $0.1 million, respectively.
5. Stockholders’ Equity
     Changes in stockholders’ equity for the three months ended March 31, 2006, were as follows (in thousands):

					Net Distributions
					to Ceridian	Retained		Total
				Additional	in Excess of	Earnings	Accumulated	Stock-
	Shares	Common	Treasury	Paid-In	Accumulated	Subsequent	Other Compre-	Holders
	Outstanding	Stock	Stock	Capital	Earnings	to Spin-off	hensive Loss	Equity
Balance as of December 31, 2005	31,044	$16,169	$(647)	$94,908	$(242,870)	$228,211	$(3,417)	$92,354

Net income	—	—	—	—	—	18,186	—	18,186

Common stock issued	115	—	57	2,769	—	—	—	2,826

Stock repurchased	(202)	—	(101)	(6,793)	—	—	—	(6,894)

Tax benefit from stock option exercises	—	—	—	459	—	—	—	459

Non-cash compensation	—	—	—	1,420	—	—	—	1,420

Dividends declared	—	—	—	—	—	(3,109)	—	(3,109)

Other comprehensive loss	—	—	—	—	—	—	22	22

Balance as of March 31, 2006	30,957	$16,169	$(691)	$92,763	$(242,870)	$243,288	$(3,395)	$105,264

A quarterly cash dividend of $0.10 per common share was paid to stockholders on April 3, 2006.
6. Short-term Investments
     Short-term investments as of March 31, 2006 and December 31, 2005 consisted of $88.4 million and $52.6 million, respectively, in municipal and other government-issued variable rate demand notes and auction-rate securities recorded by the Company at fair value. In addition, the Company recorded a $30.0 million receivable from brokers on unsettled trades as of December 31, 2005. All of the Company’s short-term investment assets are classified as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.
     For the three months ended March 31, 2006, gross purchases of available-for-sale securities were $222.4 million and gross proceeds from sales of available-for-sale securities were $216.6 million. There were no purchases or sales of short-term investments during the three months ended March 31, 2005.

7. Inventories
     Inventories as of March 31, 2006 and December 31, 2005 consisted of $4.8 million and $0.4 million, respectively, of Portable People Meter (“PPM”) equipment held for resale to international licensees of PPM. The inventory is accounted for on a first-in first-out (FIFO) basis.
8. Net Income Per Weighted-Average Common Share
     The computations of basic and diluted net income per weighted-average common share for the three months ended March 31, 2006, and 2005 are based on Arbitron’s weighted-average shares of common stock and potentially dilutive securities outstanding.
     Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of stock options are used to repurchase the Company’s common stock at the average market price for the period. At March 31, 2006, there were 2,442,732 options to purchase the Company’s common stock outstanding, of which options to purchase 1,137,665 shares of the Company’s common stock were excluded from the computation of diluted net income per weighted-average common share, either because the options’ exercise prices were greater than the average market price of the Company’s common shares or assumed repurchases from proceeds from the options’ exercise were potentially antidilutive.
     On January 24, 2006, the Company announced that its Board of Directors authorized a program to repurchase up to $70.0 million of its outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices through December 31, 2006. As of March 31, 2006, the Company repurchased 202,100 shares under the program for an aggregate purchase price of approximately $6.9 million.
9. Comprehensive Income and Accumulated Other Comprehensive Loss
     The Company’s comprehensive income comprises net income and foreign currency translation adjustments, net of tax (expense) benefits. The components of comprehensive income were as follows
(in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net income	$18,186	$19,836
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax (expense) benefit of ($13) and $18, respectively	22	(30)

Other comprehensive income (loss)	22	(30)

Comprehensive income	$18,208	$19,806

The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31,	December 31,
	2006	2005
Foreign currency translation adjustment	$99	$77
Additional minimum pension liability	(3,494)	(3,494)

Accumulated other comprehensive loss	$(3,395)	$(3,417)

10. Retirement Plans
     Certain of Arbitron’s United States employees participate in a defined-benefit pension plan that closed to new participants effective January 1, 1995. Arbitron subsidizes health care benefits for eligible retired employees who participate in the pension plan and were hired before January 1, 1992.
     The components of periodic benefit costs for the defined-benefit pension plan and postretirement plan were as follows (in thousands):

	Defined-Benefit		Postretirement
	Pension Plan		Plan Three
	Three Months		Months Ended
	Ended March 31,		March 31,
	2006	2005	2006	2005
Service cost	$241	$202	$9	$10
Interest cost	413	387	16	20
Expected return on plan assets	(494)	(410)	—	—
Amortization of prior service cost	6	6	—	—
Amortization of net loss	180	140	5	8

Net periodic benefit cost	$346	$325	$30	$38

Arbitron estimates that it will contribute $2.0 million in 2006 to the defined-benefit pension plan.
11. Contingencies
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
     Currently, the Company is in the appeals process with the Pennsylvania Commonwealth, requesting a reassessment of the proposed tax liability. The Company contends that it continues to provide nontaxable services to its Pennsylvania customers and intends to vigorously defend this position during the appeals process. Although the Company anticipates a successful outcome, it cannot guarantee that a favorable settlement will occur. Given the nature of this uncertainty, no loss has been recognized as of March 31, 2006.
12. Taxes
     During the three months ended March 31, 2006, the effective tax rate was reduced from 37.75% for the year ended December 31, 2005 to 37.43% for the three months ended March 31, 2006 to reflect the impact of increased tax-exempt interest income. Income taxes paid for the three months ended March 31, 2006 and 2005 was $0.1 million and less than $0.1 million, respectively.

13. Share-Based Compensation
     The following table sets forth information with regard to the financial statement impact of adopting SFAS No. 123R, effective January 1, 2006 (dollars in thousands):

Three Months Ended
March 31, 2006
Cost of revenue	$131
Selling, general and administrative	1,108
Research and development	98

Operating income	(1,337)

Income before income tax expense	(1,337)

Net income	$(825)

Basic earnings per weighted-average common share	$(0.03)
Diluted earnings per weighted-average common share	$(0.03)

Net cash provided by operating activities	$(459)
Net cash (used in) provided by financing activities	$459
     The share-based compensation expense charged against operating income for the Company’s share-based compensation plans was approximately $1.4 million for the three months ended March 31, 2006, consisting of $1.2 million, $0.1 million, and $0.1 million, for selling, general and administrative expense, cost of revenue, and research and development, respectively. The share-based compensation expense for the three months ended March 31, 2006 included $0.1 million of expense related to deferred stock units granted to nonemployee directors, which were historically required to be expensed prior to the implementation of SFAS No. 123R. Share-based compensation expense for the three months ended March 31, 2005 was $0.1 million. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.5 million for the three months ended March 31, 2006. There was no capitalized compensation cost incurred as of March 31, 2006.
     The Company has two stock incentive plans (“SIPs”) from which awards of stock options, nonvested share awards and performance unit awards are granted to eligible participants: the 1999 SIP, which was approved by the Company’s stockholders, and the 2001 SIP, which was not approved by the Company’s stockholders. The Company’s 1999 and 2001 SIPs permit the grants of share-based awards, including stock options and nonvested share awards, for up to 5,204,009 shares of common stock. The Company believes that such awards align the interests of its employees with those of its shareholders. Eligible participants in the 1999 and 2001 SIPs include all employees of the Company and any nonemployee director, consultant, and independent contractor of the Company. The Company’s policy for issuing shares upon option exercise or conversion of its nonvested share awards and deferred stock units is to issue new shares of common stock, unless treasury stock is available at the time of exercise or conversion.
     In some cases the vesting of share-based awards is accelerated due to an employee’s retirement. Prior to the adoption of SFAS No. 123R, the amount disclosed for the Company’s pro forma compensation expense did not include an acceleration of expense recognition for retirement eligible employees. For share-based arrangements granted subsequent to the adoption of SFAS No. 123R, the Company accelerates expense recognition if retirement eligibility affects the vesting of the award. If the accelerated pro forma expense recognition had occurred prior to January 1, 2006, the share-based compensation for the three months ended March 31, 2006 would have been lower by $0.4 million.

Stock Options
     Stock options awarded to employees under the 1999 and 2001 SIPs generally vest annually over a three-year period, have five-year or ten-year terms and have an exercise price not less than the fair market value of the underlying stock at the date of grant. Stock options granted to directors under the 1999 SIP generally vest upon the date of grant, are generally exercisable in six months, have 10-year terms and have an exercise price not less than the fair market value of the underlying stock at the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the SIPs).
     The fair value of each option granted during the three months ended March 31, 2006 is estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted average assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and employee termination in order to determine the expected term of the option; identified groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted represents the period of time that such options are expected to be outstanding. The expected term can vary for certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury strip bond yield curve in effect at the time of grant.

Three Months Ended
March 31, 2006
Expected volatility	27.32%
Expected dividends	1.00%
Expected term (in years)	6.0
Risk-free rate	4.36 - 4.85%
     The weighted-average risk-free rate for options granted during the three months ended March 31, 2006 was 4.37%. The weighted-average expected term for options granted during the three months ended March 31, 2006 was six years.
     A summary of option activity under the SIPs as of March 31, 2006, and changes during the three months then ended, is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
Options	Shares	Exercise Price	Term (years)	($000)
Outstanding at January 1, 2006	2,416,733	$34.97
Granted	140,591	38.86
Exercised	(104,929)	24.29
Forfeited or expired	(9,663)	34.38

Outstanding at March 31, 2006	2,442,732	$35.65	5.80	$3,387

Exercisable at March 31, 2006	1,651,789	$34.13	4.80	$3,387

     The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $12.36 and $13.75, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $1.2 million and $6.9 million, respectively. As of March 31, 2006, there was $5.2 million of total unrecognized compensation cost related to options granted under the SIPs. Cash received from option exercises for the three months ended March 31, 2006 and 2005 was $2.4 million and $11.0 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $0.5 million and $2.7 million for the three months ended March 31, 2006 and 2005, respectively.
Nonvested Share Awards
     A summary of the status of the Company’s nonvested share awards as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

		Weighted-Average
		Grant-Date Fair
Nonvested Share Awards	Shares	Value

Outstanding at January 1, 2006	14,250	$40.90
Granted	79,482	38.88
Vested	(750)	40.90
Forfeited	—	—

Nonvested at March 31, 2006	92,982	$39.17

     As of March 31, 2006, there was $3.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the SIPs. Nonvested share awards generally vest over four or five years. The aggregate cost of nonvested share-based awards is expected to be recognized over a weighted-average period of 3.94 years. The total fair value of share awards vested during the three months ended March 31, 2006 was less than $0.1 million.
Deferred Stock Units
     A summary of the status of the Company’s deferred stock units as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

		Weighted-Average
		Grant-Date Fair
Nonvested Deferred Stock Units	Shares	Value

Outstanding at January 1, 2006	—	—
Granted	20,239	38.37
Vested	(2,053)	33.82
Forfeited	—	—

Nonvested Deferred Stock Units at March 31, 2006	18,186	38.88

Vested Deferred Stock Units at March 31, 2006	14,138	$39.01

     As of March 31, 2006, the total unrecognized compensation cost related to deferred stock units granted under the SIPs to employees and non-employee directors was $0.7 million and $0, respectively. Deferred stock units granted to employees vest over a three-year period and are convertible to shares of common stock, subsequent to their termination of employment. Deferred stock units granted to non-employee directors vest immediately upon grant, are convertible to shares of common stock subsequent to their termination of service as a director, and have zero intrinsic value upon the date of grant. The aggregate cost of deferred stock units granted to employees is expected to be recognized over a three-year period beginning January 1, 2007. The total fair value of deferred stock units granted to non-employee directors and vested during the three months ended March 31, 2006 was approximately $0.1 million.

Employee Stock Purchase Plan
     The Company’s compensatory Employee Stock Purchase Plan (“ESPP”) provides for the issuance of up to 600,000 shares of newly issued or treasury common stock of Arbitron. The purchase price of the stock to ESPP participants is 85% of the lesser of the fair market value on either the first day or the last day of the applicable three-month offering period. The total amount of compensation expense recognized for ESPP share-based arrangements was approximately $0.1 million for the three months ended March 31, 2006. The number of ESPP shares granted during the three months ended March 31, 2006 was 9,478 shares.
Stock Repurchase Program
     On January 24, 2006, Arbitron announced that its Board of Directors authorized a program to repurchase up to $70.0 million of its outstanding common stock through either periodic open-market or private transactions at the then-prevailing market price through December 31, 2006. During the three months ended March 31, 2006, the Company incurred $6.9 million of costs for repurchases of 202,100 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with Arbitron’s consolidated financial statements and the notes related to those consolidated financial statements contained elsewhere in this Form 10-Q.
Forward-Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron Inc. and its subsidiaries (“we,” “Arbitron” or the “Company”) in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes,” or “plans,” or comparable terminology, are forward-looking statements based on current expectations about future events, which Arbitron has derived from information currently available to it. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied in such forward-looking statements. These risks and uncertainties include whether we will be able to:
•	renew all or part of contracts with large customers as they expire;

•	successfully execute our business strategies, including implementation of our Portable People Meter (PPMSM) services and to execute potential joint-venture or third-party agreements;

•	effectively manage the impact of any further consolidation in the radio and advertising agency industries;

•	keep up with rapidly changing technological needs of our customer base, including creating new proprietary software systems and new customer products and services that meet these needs in a timely manner;

•	successfully manage the impact on our business of any economic downturn generally and in the advertising market in particular; and

•	successfully manage the impact on costs of data collection due to lower respondent cooperation in surveys, privacy concerns, consumer trends, technology changes and/or government regulations.
     Additional important factors known to Arbitron that could cause forward-looking statements to turn out to be incorrect are identified and discussed from time to time in Arbitron’s filings with the Securities and Exchange Commission, including, in particular, the risk factors discussed under the caption “ITEM 1A. RISK FACTORS” in Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
Portable People Meter
     For several years, Arbitron has pursued a strategy of evolving its data collection business from diaries, which are completed by hand and returned by mail by respondents, to portable electronic measurement devices, which passively provide measurement services without additional manual effort by respondents beyond carrying or wearing the meter. This strategy has been pursued to improve quality by taking advantage of new technological capabilities and to address the vast increase in media delivery vehicles, both inside and outside of the home. Arbitron has developed a Portable People Meter (“PPM”) system capable of measuring radio, broadcast television, cable television, Internet broadcasts, satellite radio and television audiences, and retail store video and audio broadcasts.
     In May 2000, Arbitron entered into an agreement with Nielsen Media Research Inc. (“Nielsen Media Research”), a provider of U.S. television and cable audience measurement services, under which Arbitron granted Nielsen Media Research an option to join Arbitron in the potential commercial deployment of the PPM for audience measurement in the United States, for both the television and radio industries, and the costs of such commercialization would be shared with Nielsen Media Research. On March 1, 2006, Arbitron announced that Nielsen Media Research, Inc. did not exercise its option and the option was terminated.
     Arbitron will now concentrate its efforts on previously announced plans to create a PPM ratings service for radio, as well as develop services for broadcast television and the cable television industry. On March 14, 2006, Arbitron announced that it would begin the rollout of the PPM system as its radio ratings service in the top 50 markets in the United States. Pending accreditation by the Media Rating Council (“MRC”), Houston will become the first radio market to be electronically measured, as early as July 2006. Arbitron is committed to continued accreditation of the PPM service by the MRC, as additional markets are rolled out.
     To date, Arbitron has signed contracts with a number of national and regional advertising agencies to use radio audience estimates based on the PPM, if Arbitron deploys the PPM service. These agencies account for more than 90% of the national advertising dollars spent on radio advertising. Arbitron believes this is a significant start in an effort to gain a critical mass of industry support for deploying the PPM as a local market radio ratings system.
     Although additional milestones remain and there is the possibility that commercialization of the PPM could be delayed, or that a competitor might preempt PPM commercialization entirely, Arbitron continues to believe that the PPM service represents a significant enhancement to and a viable replacement for its diary-based ratings service and is an essential component of the Company’s future growth.

     As Arbitron has previously disclosed, commercialization of the PPM will require a substantial financial investment. While the Company has preserved its cash and short-term investments in anticipation of such requirements, the expenditures likely to be incurred in connection with such commercialization are significant. The Company currently estimates that the aggregate capital expenditure associated with PPM commercialization for audience ratings measurement will be approximately $25.0 million for the first two to three years of commercialization. Arbitron also anticipates that, over the same period, its results of operations will be negatively impacted as a result of the rollout of this PPM service, which impact likely will be material. Ultimately, the Company believes that, while commercialization of PPM for the radio ratings service will have a near-term negative impact on the Company’s results of operations, its operating margins can be restored to historical levels by the end of the rollout period, although there can be no assurance that this will be the case.
     The amount of capital required for deployment of the PPM and the impact of the rollout on the Company’s results of operations will be greatly affected by the speed with which the radio industry requests PPM technology and the timing of the rollout. If the radio industry is slow to accept PPM, as opposed to the use of diaries or some other competing alternative, then it will take longer to roll out the commercialization of the PPM, and the costs associated with that deployment will be delayed. On the other hand, if the radio industry asks for electronic measurement sooner rather than later, Arbitron’s capital needs will intensify, and the near-term negative impact on the Company’s results of operations will be more significant.
     In June 2005, Clear Channel Communications, Inc. (“Clear Channel”), which is the largest owner of radio stations in the United States and represented approximately 19 percent of Arbitron’s revenue in 2005, announced that it was issuing a Request for Proposals to create a “state-of-the-art” radio ratings system to replace the current diary measurement system to which it subscribes. This process is ongoing. Clear Channel has organized a cross-industry evaluation team to review the proposals and this team has identified Arbitron as one of the three companies to move forward to the next level of review.
Portable People Meter – National Marketing Panel (“Project Apollo”)
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
     In September 2004, Arbitron announced that Arbitron and VNU, Inc. (“VNU”) agreed to jointly explore the development of a new national marketing research service, called “Project Apollo,” that collects multimedia and purchase information from a common sample of consumers. In April 2005, Arbitron and VNU entered into a cost-sharing agreement to share costs and capital expenditures associated with the development and deployment of the pilot panel. In January 2006, Arbitron announced that a test panel of more than 5,000 households and 11,000 people had been installed as part of the demonstration of the national marketing research service. Arbitron and VNU currently are discussing entering into a formal joint venture for this service. Procter & Gamble, one of the country’s leading consumer products companies, is collaborating with the two companies to help ensure that the service properly addresses the needs of marketers. At this time, six advertisers, including Procter & Gamble, who in the aggregate spend more than $6.2 billion for advertising on measured media, have signed, or are in final review of agreements for the Project Apollo pilot panel data.
     The national marketing research service is a new service, for which market acceptance is not yet known. This service would require substantial additional expenditures if it ultimately proves to be a viable commercial service. During the first quarter of 2006, the Company incurred approximately $1.3 million of incremental expenditures relating to the national marketing pilot. If a decision is made to commercialize this service, substantial additional expenditures would be incurred in the next few years.

     Since the pilot program for the PPM national marketing service is in progress and customer response is preliminary, it is not yet possible to provide a meaningful assessment of future costs associated with a potential commercialization of this service. However, the same general cost pattern would apply as with the PPM ratings service – substantial costs would have to be incurred in advance of revenues, which would result in a negative impact on results of operations in the first two to three years of commercialization, which impact likely would be material.
Portable People Meter – International
     Arbitron has entered into commercial agreements with a number of international media information services companies pursuant to which the companies have been granted a license to use Arbitron’s PPM encoding technology in their audience measurement services in specific countries outside the United States. Use of the PPM continues to make progress internationally. On March 24, 2006, Arbitron announced that TNS Inc. (“TNS”), a PPM licensee, signed a five-year contract with the Kazakhstan television Joint Industry Committee to provide trading currency television audience measurement using Arbitron’s PPM system. TNS and the Steadman Group also announced plans to provide industry audience measurement for radio, television, and print to Kenya. These international licenses are currently not a material part of Arbitron’s business.
Significant Concentrations
     Arbitron’s quantitative radio audience measurement business and related software sales accounted for approximately 95% of its revenue for the three months ended March 31, 2006. The Company expects that for the year ended December 31, 2006, Arbitron’s quantitative radio audience measurement business and related software sales will account for approximately 85%, which is consistent with historic annual trends. Quarterly fluctuations in this percentage are reflective of the seasonal delivery schedule of our radio audience measurement business. Consolidation in the radio broadcasting industry has led to Arbitron’s dependence on a limited number of key customers.
     In 2005, Clear Channel and CBS Radio, formerly known as Infinity Broadcasting Corp., represented approximately 19 percent and nine percent, respectively, of Arbitron’s revenue. Arbitron’s agreements with these customers are not exclusive and contain no renewal obligations. Arbitron currently has license agreements with Clear Channel to provide radio ratings and software services for Clear Channel’s radio stations and networks through the Company’s Fall 2008 survey. Arbitron currently has license agreements with CBS Radio to provide audience estimates, software and other ancillary services to CBS Radio’s radio stations through the Company’s Winter 2008 survey.
     Arbitron cannot give any assurances that it could replace the revenue that would be lost if a key customer failed to renew all or part of its agreements with Arbitron. The loss of a key customer would materially impact Arbitron’s business, financial position and operating results.
Response Rates and Sample Proportionality
     Arbitron uses listener diaries to gather radio listening data from sample households in the United States local markets for which it currently provides radio ratings. A representative sample of the population in each local market is randomly selected for each survey. This sample is recruited by telephone to keep a diary of their radio listening for one week. Participants are asked to designate in their diary the station(s) to which they are listening, when they are listening and where they are listening, such as home, car, work or other place. To encourage their participation in the survey, Arbitron gives diarykeepers a modest cash incentive. Arbitron processes more than 1.4 million diaries every year to produce its audience listening estimates. It is increasingly difficult and more costly to obtain consent from the phone sample to participate in the surveys. Arbitron must achieve response rates sufficient to maintain confidence in its ratings, the support of the industry and accreditation by the MRC. Response rates are a quality measure of survey performance and an important factor impacting costs associated with data collection. Overall response rates have declined over the past several years. If response rates continue to decline further, Arbitron’s radio audience measurement business could be adversely affected. Arbitron has committed extensive efforts and resources to address the decline of response rates.
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
     In March 2006, Arbitron announced a comprehensive set of initiatives to bolster response rates and improve sample proportionality for young men in the Company’s diary-based markets. These initiatives include providing for substantial increases in cash incentives and other survey treatments. We continue to research and test new measures to address these sample quality challenges.
Small Market Initiatives
     In May 2005, Arbitron announced a program designed to increase the stability of radio audience estimates in certain small markets by applying a quarterly rolling-sample approach to surveys covering 110 small markets. The goal of this program is to provide quality enhancements for our service in certain small markets and increase the reliability of reported data by reducing the fluctuations in audience estimates from measurement period to measurement period. By combining the quarterly measurement of the related surveys, the sample size for analyzing audience demographics for these small markets will be increased without any increased cost to our customers. The first phase of this program was successfully implemented during the Fall 2005 survey, with all affected reports issued during the three months ended March 31, 2006. The result of these enhancements was a 40 — 50% reduction in ratings share variation. The second phase is scheduled to begin with the release of the Spring 2008 radio survey results.
Stock Repurchase
     On January 24, 2006, Arbitron announced that its Board of Directors authorized a program to repurchase up to $70.0 million of its outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices through December 31, 2006. As of May 1, 2006, 1,078,500 shares were repurchased for an aggregate purchase price of approximately $36.5 million.
New Accounting Pronouncement
     In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123 – revised 2004 (“SFAS No. 123R”), Share-Based Payment, which replaced Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation, and superseded APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. SFAS No. 123R, which became effective January 1, 2006, requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income.
     Arbitron adopted SFAS No. 123R effective January 1, 2006. Compensation cost was recognized in the Company’s results of operations for the three months ended March 31, 2006. Selling, general and administrative expense, cost of revenue, and research and development consisted of an aggregate of $1.4 million of share-based compensation for the three months ended March 31, 2006. No compensation cost was capitalized as of March 31, 2006. Pro forma net income and net income per share disclosures required under SFAS No. 123R for periods reported prior to adoption continue to be disclosed in Note 2 in the “Notes to Consolidated Financial Statements” for the three months ended March 31, 2005.

Critical Accounting Policies and Estimates
     Critical accounting policies and estimates are those that are both important to the presentation of the Company’s financial position and results of operations, and require management’s most difficult, complex or subjective judgments.
     The Company capitalizes software development costs with respect to significant internal-use software initiatives or enhancements in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The costs are capitalized from the time that the preliminary project stage is completed and management considers it probable that the software will be used to perform the function intended until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are amortized over periods of three to five years. Management performs an assessment quarterly to determine if it is probable that all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value. During the three months ended March 31, 2006, Arbitron recorded an impairment charge of $0.6 million for internally developed PPM software associated with the Nielsen Media Research election not to join Arbitron in the commercial deployment of PPM. As of March 31, 2006, and December 31, 2005, the Company’s capitalized software developed for internal use had carrying amounts of $15.8 million and $15.2 million, respectively, including $6.5 million and $6.7 million, respectively, of software related to the PPM.
     Arbitron uses the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Management must make assumptions, judgments and estimates to determine the current provision for income taxes and also deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Assumptions, judgments, and estimates relative to the current provision for income taxes take into account current tax laws, interpretation of current tax laws and possible outcomes of current and future audits conducted by domestic and foreign tax authorities. Changes in tax law or interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in the consolidated financial statements. Assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and nature of future taxable income. Actual operating results and the underlying amount and nature of income in future years could render current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause actual income tax obligations to differ from estimates, thus impacting Arbitron’s financial position and results of operations.

Results of Operations
Comparison of the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005
     The following table sets forth information with respect to the consolidated statements of income of Arbitron:
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended		Increase		Percentage of
	March 31,		(Decrease)		Revenue
	2006	2005	Dollars	Percent	2006	2005
Revenue	$85,088	$79,195	$5,893	7.4%	100.0%	100.0%
Costs and expenses
Cost of revenue	24,027	20,218	3,809	18.8%	28.2%	25.5%
Selling, general and administrative	19,684	16,153	3,531	21.9%	23.1%	20.4%
Research and development	9,981	8,038	1,943	24.2%	11.7%	10.1%

Total costs and expenses	53,692	44,409	9,283	20.9%	63.1%	56.1%

Operating income	31,396	34,786	(3,390)	(9.7%)	36.9%	43.9%
Proportionate share of net loss of affiliate	(2,375)	(2,090)	(285)	13.6%	(2.8%)	(2.6%)

Income before interest and income tax expense	29,021	32,696	(3,675)	(11.2%)	34.1%	41.3%
Interest income	987	609	378	62.1%	1.2%	0.8%
Interest expense	943	1,051	(108)	(10.3%)	1.1%	1.3%

Income before income tax expense	29,065	32,254	(3,189)	(9.9%)	34.2%	40.7%
Income tax expense	10,879	12,418	(1,539)	(12.4%)	12.8%	15.7%

Net income	$18,186	$19,836	$(1,650)	(8.3%)	21.4%	25.0%

Net income per weighted-average common share
Basic	$0.59	$0.64	$(0.05)	-7.8%
Diluted	$0.58	$0.63	$(0.05)	-7.9%

Dividends declared per share	$0.10	$0.10	$—

Other data:

EBIT	$29,021	$32,696	$(3,675)	-11.2%
EBITDA	$31,109	$34,106	$(2,997)	-8.8%

EBIT and EBITDA Reconciliation
Net income	$18,186	$19,836	$(1,650)
Income tax expense	10,879	12,418	(1,539)
Interest income	(987)	(609)	(378)
Interest expense	943	1,051	(108)

EBIT	29,021	32,696	(2,919)
Depreciation and amortization	2,088	1,410	678

EBITDA	$31,109	$34,106	$(2,241)

     The following table sets forth information with regard to share-based compensation expense recognized under SFAS No. 123R and APB 25 for the three month periods ended March 31, 2006 and March 31, 2005, respectively:
Supplementary Information: Share-Based Compensation

	Three Months Ended
	March 31,
	2006	2005	Change
Cost of revenue	$131	$—	131
Selling, general and administrative	1,191	95	1,096
Research and development	98	—	98

Total costs and expenses	1,420	95	1,325

Operating income (loss)	(1,420)	(95)	(1,325)

Income tax benefit	544	36	508

Net income (loss)	$(876)	$(59)	$(817)

Net income (loss) per weighted-average common share
Basic	$(0.03)	$(0.00)	$(0.03)
Diluted	$(0.03)	$(0.00)	$(0.03)
     Revenue. Revenue increased 7.4% to $85.1 million for the three months ended March 31, 2006, from $79.2 million for the same period in 2005 due to increases in the ratings and qualitative subscriber base, analytical software applications and price escalations in multiyear customer contracts and contract renewals.
     Cost of Revenue. Cost of revenue increased by 18.8% to $24.0 million for the three months ended March 31, 2006, from $20.2 million for the same period in 2005, and as a percentage of revenue to 28.2% in 2006 from 25.5% in 2005. The increase in cost of revenue was primarily attributable to a $2.5 million increase in Arbitron’s core quantitative and qualitative and software application services, which includes a $1.9 million increase in data collection costs and a $0.7 million increase related to royalties. Increased spending of $1.4 million related to the Project Apollo pilot panel for the national marketing research service also contributed to the overall increase in cost of revenue, and was partially offset by a $0.3 million decrease in Continental Research costs.
     Selling, General and Administrative. Selling, general and administrative expenses increased 21.9% to $19.7 million for the three months ended March 31, 2006, from $16.2 million for the same period in 2005, and increased as a percentage of revenue to 23.1% in 2006 from 20.4% in 2005. Approximately $1.8 million of the increase was due to an increase in Arbitron’s core quantitative, qualitative and software application services, including a $1.0 million increase in marketing costs associated with the strategic development of our ratings business. In addition, the adoption of SFAS No. 123R, effective January 1, 2006, resulted in approximately $1.1 million of additional compensation expense related to the Company’s unvested share-based awards. Asset impairment charges related to internally developed software associated with the Nielsen Media Research election not to join Arbitron in the commercial deployment of PPM accounted for $0.6 million of the increase in selling, general, and administrative expenses.
     Research and Development. Research and development expenses increased 24.2% to approximately $10.0 million during the three months ended March 31, 2006, from $8.0 million for the same period in 2005, and increased as a percentage of revenue to 11.7% in 2006 from 10.1% in 2005. Increased spending of $1.9 million resulted from the Company’s continued development of the next generation of client software, including applications and infrastructure to support PPM. The Company expects that its research and development expenses will increase in the future as a result of the strategic development of our ratings business.

     Operating Income. Operating income decreased 9.7% to $31.4 million for the three months ended March 31, 2006, from $34.8 million for the same period in 2005. Operating margin percentage decreased to 36.9% in 2006 from 43.9% in 2005. Operating margins for the year ended December 31, 2006 will be negatively impacted due to higher research and development costs related to the national marketing service and the PPM ratings service.
     Proportionate Share of Net Loss of Affiliate. Proportionate share of net loss of affiliate (relating to the Company’s Scarborough joint venture) increased 13.6% to $2.4 million for the three months ended March 31, 2006, from $2.1 million for the same period in 2005. This increase in the proportionate share of net loss of affiliate was primarily related to increased labor costs incurred during the three months ended March 31, 2006, as compared to the same period of 2005.
     Interest Income. Interest income increased 62.1% to $1.0 million for the three months ended March 31, 2006, from $0.6 million for the same period in 2005. The $0.4 million increase was due to higher average cash and short-term investment balances and interest rates for the three months ended March 31, 2006, as compared to the same period of 2005.
     Interest Expense. Interest expense decreased by 10.3% to $0.9 million for the three months ended March 31, 2006 from approximately $1.1 million for the same period in 2005, due to increased capitalization of interest incurred in association with higher balances of internally developed software.
     Income Tax Expense. The effective tax rate was reduced from 37.75% for the year ended December 31, 2005 to 37.43% for the three months ended March 31, 2006 to reflect the impact of increased tax-exempt interest income.
     Net Income. Net income decreased 8.3% to $18.2 million for the three months ended March 31, 2006, from $19.8 million for the same period in 2005, due primarily to $0.9 million in share-based compensation expense, net of tax, and increased expenses related to Project Apollo and the strategic development of our ratings business. The Company also expects that higher costs in the remainder of 2006 related to the deployment of Project Apollo will continue to adversely impact annual net income. The Company also expects that significant increases in PPM ratings expenses will be incurred to support future large-scale PPM commercialization efforts.
     EBIT and EBITDA. Earnings before interest and income tax expense (“EBIT”) decreased by 11.2% to $29.0 million, and earnings before interest, income tax expense, depreciation and amortization (“EBITDA”) decreased by 8.8% to $31.1 million for the three months ended March 31, 2006, from $32.7 million and $34.1 million, respectively, for the same period in 2005. Arbitron has presented EBIT and EBITDA as supplemental information that management of Arbitron believes is useful to investors to evaluate the Company’s results because they exclude certain items that are not directly related to the Company’s core operating performance. EBIT is calculated by adding back net interest expense and income tax expense to net income. EBITDA is calculated by adding back net interest expense, income tax expense, depreciation and amortization to net income. EBIT and EBITDA should not be considered substitutes either for net income, as indicators of Arbitron’s operating performance, or for cash flow, as measures of Arbitron’s liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies.

Liquidity and Capital Resources
     Working capital was $77.2 million and $58.8 million as of March 31, 2006 and December 31, 2005, respectively. Cash and cash equivalents were $45.2 million and $40.8 million as of March 31, 2006 and December 31, 2005, respectively. In addition, short-term investments and receivables from brokers, collectively, were $88.4 million and $82.6 million as of March 31, 2006 and December 31, 2005, respectively. Management expects that the Company’s cash position, along with these readily convertible assets, as of March 31, 2006, and cash flow generated from operations will be sufficient to support the Company’s operations for the foreseeable future.
     Net cash provided by operating activities was $19.1 million and $25.8 million for the three months ended March 31, 2006 and 2005, respectively. The $6.7 million decrease in net cash provided by operating activities was mainly attributable to the timing of $4.9 million in expenditures for accrued payroll and benefit costs for the three months ended March 31, 2006, as compared to the same period of 2005; purchases of $4.4 million for PPM international inventory in 2006; and a $2.7 million decrease for tax benefit from stock option exercises, partially offset by a $1.7 million increase in accounts payable due to the timing of vendor payments, a $1.4 million reduction in receivables, and a $1.4 million increase in accrued federal income taxes. In accordance with SFAS No. 123R, effective January 1, 2006, the tax benefit from stock option exercises is required to be presented in the Company’s cash flow statement as an investing activity rather than as an operating activity for periods subsequent to the adoption of SFAS No. 123R. Therefore, there is no tax benefit from stock option exercises included in the net cash provided by operating activities for the three months ended March 31, 2006, and the entire amount of the tax benefit from stock option exercises for the three months ended March 31, 2005, which continues to be presented as an operating activity, adversely impacts the change in net cash provided by operating activities for the three months ended March 31, 2006 as compared to the same period of 2005. The reduction in receivables was the result of higher collections for the three months ended March 31, 2006 as compared to the same period of 2005.
     Net cash used in investing activities was $10.0 million and $2.3 million for the three months ended March 31, 2006 and 2005, respectively. The $7.7 million increase in cash used in investing activities was driven primarily by short-term investments of $5.9 million in available-for-sale variable rate demand notes issued by municipal government agencies and auction-rate securities, as well as by increased capital spending of $1.7 million, which was largely related to the Project Apollo national marketing service pilot panel.
     Net cash used in financing activities was $4.8 million for the three months ended March 31, 2006 and net cash provided by financing activities was $11.3 million for the three months ended March 31, 2005. The $16.1 million fluctuation in financing activities was partially attributable to the $8.6 million reduction in the proceeds from stock option exercises, partially offset by a $0.5 million increase for the required presentation of the tax benefit from stock option exercises for the three months ended March 31, 2006 under SFAS No. 123R. The decrease in stock option exercises for the three months ended March 31, 2006, as compared to the same period of 2005, was the result of significantly less options nearing expiration and lower average stock prices. In addition, net financing activities decreased by $4.9 million for repurchases of Arbitron’s outstanding common stock, and by $3.1 million for dividend payments to the Company’s stockholders during the three months ended March 31, 2006. No dividends were paid, nor were repurchases made, during the same period of 2005.
     Arbitron’s $50.0 million in senior-secured notes matures on January 31, 2008. Arbitron’s senior-secured notes contain non-investment-grade financial terms, covenants and operating restrictions that increase the cost of financing and restrict financial flexibility. Under the terms of the senior-secured notes, Arbitron is required to maintain certain leverage and coverage ratios and meet other financial conditions. The senior-secured notes agreement contains certain financial covenants and also contains a make-whole provision that applies in the event of early prepayment of principal. The senior-secured notes limit, among other things, the Company’s ability to incur additional indebtedness, grant or incur liens on its assets, pay cash dividends, make investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations. The terms of the senior-secured notes may restrict or prohibit Arbitron’s ability to raise additional capital when needed or could prevent Arbitron from making acquisitions or investing in other growth initiatives. Arbitron has been in compliance with all covenants since the inception of all borrowings.
     In 2005, Clear Channel and CBS Radio, formerly known as Infinity Broadcasting Corp., represented approximately 19 percent and nine percent, respectively, of Arbitron’s revenue. Arbitron’s agreements with these customers are not exclusive and contain no renewal obligations. Arbitron currently has license agreements with Clear Channel to provide radio ratings and software services for Clear Channel’s radio stations and networks through the Company’s Fall 2008 survey. Arbitron currently has license agreements with CBS Radio to provide audience estimates, software and other ancillary services to CBS Radio’s radio stations through the Company’s Winter 2008 survey. Arbitron cannot give any assurances that it will retain current customers or that it will be able to replace the revenue that is lost should a key customer fail to renew its agreements with Arbitron.
     As discussed above in “Portable People Meter,” commercialization of the PPM for radio ratings services will require a substantial financial investment by Arbitron. While the Company has preserved its cash and short-term investments in anticipation of such requirements, the expenditures likely to be incurred in connection with such commercialization are significant. The Company currently believes that the aggregate capital expenditure associated with PPM commercialization for audience ratings measurement will be approximately $25.0 million for the first two to three years of commercialization.
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
     Arbitron expects to fund the national marketing pilot panel, the expected commercialization of the PPM radio ratings service and the possible commercialization of the PPM marketing research applications service with its existing cash position and short-term investments, future excess cash from operations or through the most advantageous source of capital at the time, which may include the incurrence of new debt through borrowings, sales of common and preferred stock and joint venture capital transactions. Arbitron believes that one or more of these sources of capital will be available to fund its PPM-related cash needs, but there can be no assurance that the external sources of capital will be available on favorable terms, if at all.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Risk
     The Company holds its cash and cash equivalents in highly liquid securities. The Company also holds short-term investments, which consist of investment grade, highly liquid securities classified as available-for-sale. A hypothetical interest rate change of 1% would have an impact of approximately $0.3 million on interest income over a three month period.
     The Company currently has no exposure to interest rate risk with respect to debt securities because the Company’s only outstanding debt is its senior-secured notes that bear interest at a fixed rate of 9.96%. The Company does not use derivatives for speculative or trading purposes.
     Because the Company currently has no outstanding floating rate debt, a hypothetical market interest rate change of 1% would have no effect on the Company’s results of operations. The fair values of the senior-secured notes as of March 31, 2006, and December 31, 2005, were $51.3 million and $51.8 million, respectively, and were estimated using a cash flow valuation model and available market data for securities with similar maturity dates. A hypotheticial market interest rate change of 1% would have an impact of approximately $0.8 million on the fair value of the Company’s senior-secured notes.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On January 24, 2006, Arbitron announced that its Board of Directors authorized a program to repurchase up to $70.0 million of its outstanding common stock through December 31, 2006. The Company expects that the shares may be purchased from time to time in either open market or private transactions at then prevailing market prices through December 31, 2006. The following table outlines the stock repurchase activity during the three months ended March 31, 2006.

			Total Number	Maximum Dollar Value
			of Shares Purchased	of Shares That May
	Total Number of	Average Price	as Part of	Yet Be Purchased
	Shares	Paid	Publicly	Under the
Period	Purchased	Per Share	Announced Program	Program
January 1-31	—	—	—	$70,000,000
February 1-28	—	—	—	70,000,000
March 1-31	202,100	$34.11	202,100	63,105,584

Total	202,100	$34.11	202,100	$63,105,584

ITEM 6. EXHIBITS

Exhibit No.	Description
Exhibit 10.1	Arbitron Inc. 1999 Stock Incentive Plan Form of Restricted Stock Agreement (Filed as Exhibit 10.1 to Arbitron’s Current Report on Form 8-K, filed February 28, 2006 and incorporated herein by reference).*

Exhibit 10.2	CEO Deferral Election Form for Restricted Stock, dated as of March 31, 2006 (Filed as Exhibit 10.1 to Arbitron’s Current Report on Form 8-K, filed April 3, 2006 and incorporated herein by reference).*

Exhibit 10.3	CEO Deferred Stock Unit Agreement, entered into and effective as of March 31, 2006, by and between Arbitron and Stephen B. Morris (Filed as Exhibit 10.2 to Arbitron’s Current Report on Form 8-K, filed April 3, 2006 and incorporated herein by reference).*

Exhibit 10.4	Amended and Restated Director Compensation Schedule.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBITRON INC.

By:	/s/ SEAN R. CREAMER Sean R. Creamer
Executive Vice President of Finance and Planning and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal financial and principal accounting officer)

Date: May 4, 2006