Form 10-Q
period 2006-06-30
ARBITRON INC
filed 2006-08-03
CIK 109758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 29,255,427 shares of common stock, par value $0.50 per share, outstanding as of July 31, 2006.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARBITRON INC.
Consolidated Balance Sheets
(In thousands, except par value data)

	June 30,	December 31,
	2006	2005
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$21,307	$40,848
Receivables from brokers	—	30,000
Short-term investments	49,950	52,560
Trade accounts receivable, net of allowance for doubtful accounts of $1,324 at June 30, 2006 and $1,165 at December 31, 2005	28,371	27,708
Deferred tax assets	5,093	5,703
Inventories	4,516	442
Prepaid expenses and other current assets	3,665	3,665

Total current assets	112,902	160,926

Investment in affiliate	11,687	12,959
Property and equipment, net of accumulated depreciation of $26,135 at June 30, 2006 and $22,816 at December 31, 2005	36,030	30,875
Goodwill, net	40,558	40,558
Other intangibles, net	2,676	3,578
Noncurrent deferred tax assets	769	911
Other noncurrent assets	897	1,073

Total assets	$205,519	$250,880

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,284	$8,605
Accrued expenses and other current liabilities	25,260	31,123
Deferred revenue	64,343	62,434

Total current liabilities	96,887	102,162

Noncurrent liabilities
Long-term debt	50,000	50,000
Other noncurrent liabilities	7,104	6,364

Total liabilities	153,991	158,526

Stockholders’ equity
Common stock, $0.50 par value, authorized 500,000 shares, issued 32,338 shares at June 30, 2006 and December 31, 2005	16,169	16,169
Additional paid-in capital	35,364	94,908
Accumulated earnings (net distributions to Ceridian in excess of accumulated earnings) prior to spin-off	(242,870)	(242,870)
Retained earnings subsequent to spin-off	247,682	228,211
Common stock held in treasury, 3,090 shares at June 30, 2006 and 1,294 shares at December 31, 2005	(1,545)	(647)
Accumulated other comprehensive loss	(3,272)	(3,417)

Total stockholders’ equity	51,528	92,354

Total liabilities and stockholders’ equity	$205,519	$250,880

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	June 30,
	2006	2005
Revenue	$74,165	$69,816

Costs and expenses
Cost of revenue	36,684	29,869
Selling, general and administrative	20,557	16,909
Research and development	10,031	8,658

Total costs and expenses	67,272	55,436

Operating income	6,893	14,380

Equity in net income of affiliate	5,053	4,234

Income before interest and income tax expense	11,946	18,614
Interest income	829	819
Interest expense	937	1,016

Income before income tax expense	11,838	18,417
Income tax expense	4,478	3,022

Net income	$7,360	$15,395

Net income per weighted-average common share
Basic	$0.25	$0.49
Diluted	$0.24	$0.48

Dividends declared per common share	$0.10	$0.10

Weighted-average common shares used in calculations
Basic	29,945	31,457
Potentially dilutive securities	205	369

Diluted	30,150	31,826

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Six Months Ended
	June 30,
	2006	2005
Revenue	$159,253	$149,011

Costs and expenses
Cost of revenue	60,939	50,286
Selling, general and administrative	40,013	32,863
Research and development	20,012	16,696

Total costs and expenses	120,964	99,845

Operating income	38,289	49,166

Equity in net income of affiliate	2,678	2,144

Income before interest and income tax expense	40,967	51,310
Interest income	1,816	1,428
Interest expense	1,880	2,067

Income before income tax expense	40,903	50,671
Income tax expense	15,357	15,440

Net income	$25,546	$35,231

Net income per weighted-average common share
Basic	$0.84	$1.13
Diluted	$0.83	$1.11

Dividends declared per common share	$0.20	$0.20

Weighted-average common shares used in calculations
Basic	30,500	31,300
Potentially dilutive securities	235	378

Diluted	30,735	31,678

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities
Net income	$25,546	$35,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,455	2,013
Other amortization	902	785
Asset impairment charges	638	—
Loss on asset disposals	177	154
Deferred income taxes	663	1,276
Equity in net income of affiliate	(2,678)	(2,144)
Distributions from affiliate	3,950	4,350
Bad debt expense	470	246
Excess tax benefit from stock option exercises	—	4,054
Non-cash share-based compensation	3,775	196
Changes in operating assets and liabilities, excluding effects of business acquisitions
Trade accounts receivable	(965)	123
Inventories	(4,074)	28
Prepaid expenses and other assets	(131)	(601)
Accounts payable	(966)	415
Accrued expenses and other current liabilities	(7,269)	(12,378)
Deferred revenue	1,884	2,993
Other noncurrent liabilities	740	1,026

Net cash provided by operating activities	26,117	37,767

Cash flows from investing activities
Additions to property and equipment	(9,846)	(4,821)
Purchases of short-term investments	(276,565)	—
Sale of short-term investments	309,175	—

Net cash provided by (used in) investing activities	22,764	(4,821)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	5,396	19,585
Excess tax benefit from stock option exercises	722	—
Dividends paid to stockholders	(6,208)	(3,123)
Stock repurchases	(68,529)	—

Net cash (used in) provided by financing activities	(68,619)	16,462

Effect of exchange rate changes on cash	197	(190)

Net (decrease) increase in cash and cash equivalents	(19,541)	49,218

Cash and cash equivalents at beginning of period	40,848	86,901

Cash and cash equivalents at end of period	$21,307	$136,119

See notes to consolidated financial statements.

ARBITRON INC.
Notes to Consolidated Financial Statements
June 30, 2006
(unaudited)
1. Basis of Presentation and Consolidation
Presentation
     The accompanying unaudited consolidated financial statements of Arbitron Inc. (the “Company” or “Arbitron”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and are of a normal recurring nature. Certain amounts in the financial statements for prior periods have been reclassified to conform to the current period’s presentation. The consolidated balance sheet as of December 31, 2005, was audited at that date, but all of the information and footnotes as of December 31, 2005, required by U.S. generally accepted accounting principles, have not been included in this Form 10-Q. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
2. Pro Forma Disclosures of Share-Based Payments
     During the six months ended June 30, 2005, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of option grant only if the current market price of the underlying stock exceeded the exercise price of the options. In the case of issuances of stock awards, compensation expense was recorded based upon the quoted market value of shares of common stock on the date of grant. Any resulting compensation expense was recognized ratably over the vesting period. Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation–Transitions and Disclosures), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company adopted only the disclosure requirements of SFAS No. 123 for fiscal reporting periods through December 31, 2005. Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payments Revised. See Note 13 for the additional disclosures required by SFAS No. 123R for the fair-value-based method of accounting.
     The following table illustrates the effect on net income and net income per share if the fair-value-based method had been applied to all outstanding and unvested awards during the three and six months ended June 30, 2005, (dollars in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Net income, as reported	$15,395	$35,231
Add: Stock-based compensation expense, net of tax	62	121
Less: Stock-based compensation expense determined under fair value method, net of tax	1,796	2,828

Pro forma net income	$13,661	$32,524

Basic net income per weighted-average common share, as reported	$0.49	$1.13
Pro forma basic net income per weighted-average common share	$0.43	$1.04
Diluted net income per weighted-average common share, as reported	$0.48	$1.11
Pro forma diluted net income per weighted- average common share	$0.43	$1.03

Options granted to employees and directors	59,466	554,932
Weighted-average exercise price	$41.03	$40.90
Weighted-average fair value	$13.52	$13.72
Weighted-average assumptions:
Expected lives in years	6.5	6.5
Expected volatility	28.5%	28.6%
Expected dividend rate	1.0%	1.0%
Risk-free interest rate	3.78%	3.86%
3. New Accounting Pronouncements
     Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payments Revised. See Note 13 for the additional disclosures required by SFAS No. 123R.
     In July 2006, the FASB issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if it is not more-likely-than–not that such position will be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings for that year. The management of the Company is currently evaluating the impact of adopting FIN 48 to the Company’s financial statements.
4. Long-Term Debt
     Long-term debt consisted of senior-secured fixed-rate notes in the amount of $50.0 million as of June 30, 2006, and December 31, 2005. The notes bear interest at a fixed rate of 9.96% and mature on January 31, 2008. The fair values of the senior-secured notes as of June 30, 2006, and December 31, 2005, were $51.0 million and $51.8 million, respectively, and were estimated using a cash flow valuation model and available market data for securities with similar maturity dates. The senior-secured notes agreement contains certain financial covenants and also contains a make-whole provision that applies in the event of early prepayment of principal. The senior-secured notes limit, among other things, the Company’s ability to incur additional indebtedness, grant or incur liens on its assets, pay cash dividends, make investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations. The Company has been in compliance with its covenants under the senior-secured notes agreement since the inception of all borrowings.
     If a default occurs under the terms of Arbitron’s senior-secured notes, the lenders could proceed against the lenders’ collateral, which includes a first-priority lien on substantially all of the assets of Arbitron and its domestic subsidiaries and a pledge of the capital stock of all of its domestic subsidiaries and of 65% of the capital stock of its foreign subsidiaries. In addition, a default may result in higher rates of interest and the inability to obtain additional financing. Under the terms of the senior-secured notes, all of the Company’s subsidiaries guarantee the senior-secured notes. Interest paid for each of the three and six month periods ended June 30, 2006, and 2005 was approximately $1.2 million and $2.5 million, respectively. Non-cash amortization of deferred financing costs classified as interest expense during the three months ended June 30, 2006, and 2005 was $0.1 million and less than $0.1 million, respectively. Non-cash amortization of deferred financing costs classified as interest expense during each of the six month periods ended June 30, 2006, and 2005 was $0.1 million.
5. Stockholders’ Equity
     Changes in stockholders’ equity for the six months ended June 30, 2006, were as follows (in thousands):

					Net Distributions
					to Ceridian	Retained		Total
				Additional	in Excess of	Earnings	Accumulated	Stock-
	Shares	Common	Treasury	Paid-In	Accumulated	Subsequent	Other Compre-	holders
	Outstanding	Stock	Stock	Capital	Earnings	to Spin-off	hensive Loss	Equity

Balance as of December 31, 2005	31,044	$16,169	$(647)	$94,908	$(242,870)	$228,211	$(3,417)	$92,354

Net income	—	—	—	—	—	25,546	—	25,546

Common stock issued	196	—	98	4,963	—	—	—	5,061

Stock repurchased	(1,992)	—	(996)	(69,004)	—	—	—	(70,000)

Tax benefit from stock option exercises	—	—	—	722	—	—	—	722

Non-cash compensation	—	—	—	3,775	—	—	—	3,775

Dividends declared	—	—	—	—	—	(6,075)	—	(6,075)

Other comprehensive loss	—	—	—	—	—	—	145	145

Balance as of June 30, 2006	29,248	$16,169	$(1,545)	$35,364	$(242,870)	$247,682	$(3,272)	$51,528

A quarterly cash dividend of $0.10 per common share was paid to stockholders on July 3, 2006.

6. Short-term Investments
     Short-term investments as of June 30, 2006, and December 31, 2005, consisted of $50.0 million and $52.6 million, respectively, in municipal and other government-issued variable rate demand notes and auction-rate securities recorded by the Company at fair value. In addition, the Company recorded a $30.0 million receivable from brokers on unsettled trades as of December 31, 2005. All of the Company’s short-term investment assets are classified as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.
     For the three and six months ended June 30, 2006, gross purchases of available-for-sale securities were $54.1 million and $276.6 million, respectively, and gross proceeds from sales of available-for-sale securities were $92.6 million and $309.2 million for the three and six months ended June 30, 2006, respectively. There were no purchases or sales of short-term investments during the three and six months ended June 30, 2005.
7. Inventories
     Inventories as of June 30, 2006, and December 31, 2005, consisted of $4.5 million and $0.4 million, respectively, of Portable People Meter (“PPM”) equipment held for resale to international licensees of PPM. The inventory is accounted for on a first-in, first-out (FIFO) basis.
8. Net Income Per Weighted-Average Common Share
     The computations of basic and diluted net income per weighted-average common share for the three and six months ended June 30, 2006 and 2005 are based on Arbitron’s weighted-average shares of common stock and potentially dilutive securities outstanding.
     Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of stock options are used to repurchase the Company’s common stock at the average market price for the period. At June 30, 2006, there were options to purchase 2,514,252 shares of the Company’s common stock outstanding, of which, options to purchase 1,427,187 shares of the Company’s common stock were excluded from the computation of diluted net income per weighted-average common share, either because the options’ exercise prices were greater than the average market price of the Company’s common shares or assumed repurchases from proceeds from the options’ exercise were potentially antidilutive.
     On January 24, 2006, the Company announced that its Board of Directors authorized a program to repurchase up to $70.0 million of its outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices through December 31, 2006. As of June 30, 2006, the Company completed the program by repurchasing 1,991,944 shares for an aggregate purchase price of $70.0 million.
9. Contingencies
     The Company is involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. Legal costs for services rendered in the course of these proceedings are charged to expense as they are incurred.
     During 2005, the Pennsylvania Department of Revenue concluded a sales tax audit and notified the Company of an assessment of $3.6 million, including outstanding sales tax and accumulated interest since 2001. Since 2005, the assessment has increased due to additional interest incurred to $3.8 million as of June 30, 2006.

     Currently, the Company is in the appeals process with the Commonwealth of Pennsylvania, and is continuing to contest the assessment in its entirety. Consistent with the findings of a previous Pennsylvania sales tax audit, the Company contends that it continues to provide nontaxable services to its Pennsylvania customers and intends to vigorously defend this position during the appeals process. Although the Company anticipates a successful outcome, it cannot guarantee that a favorable settlement will occur. Given the nature of this uncertainty, no loss has been recognized as of June 30, 2006.
10. Comprehensive Income and Accumulated Other Comprehensive Loss
     The Company’s comprehensive income comprises net income and foreign currency translation adjustments, net of tax (expense) benefits. The components of comprehensive income were as follows (in thousands) :

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$7,360	$15,395	$25,546	$35,231
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax expense of $76 and $89 for the three and six month periods in 2006 and tax benefit of $53 and $71 for the three and six month periods in 2005, respectively.	123	(119)	145	(149)

Other comprehensive income (loss)	123	(119)	145	(149)

Comprehensive income	$7,483	$15,276	$25,691	$35,082

The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30,	December 31,
	2006	2005
Foreign currency translation adjustment	$222	$77
Additional minimum pension liability	(3,494)	(3,494)

Accumulated other comprehensive loss	$(3,272)	$(3,417)

11. Retirement Plans
     Certain of Arbitron’s United States employees participate in a defined-benefit pension plan that closed to new participants effective January 1, 1995. Arbitron subsidizes health care benefits for eligible retired employees who participate in the pension plan and were hired before January 1, 1992.
     The components of periodic benefit costs for the defined-benefit pension plan and postretirement plan were as follows (in thousands):

	Defined-Benefit		Postretirement
	Pension Plan		Plan
	Three Months		Three Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Service cost	$242	$202	$8	$10
Interest cost	413	387	17	20
Expected return on plan assets	(494)	(410)	—	—
Amortization of prior service cost	5	6	—	—
Amortization of net loss	180	140	5	8

Net periodic benefit cost	$346	$325	$30	$38

	Defined-Benefit		Postretirement
	Pension Plan		Plan
	Six Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Service cost	$483	$405	$17	$20
Interest cost	826	775	33	40
Expected return on plan assets	(988)	(820)	—
Amortization of prior service cost	11	11	—	—
Amortization of net loss	359	279	10	15

Net periodic benefit cost	$691	$650	$60	$75

Arbitron estimates that it will contribute $2.0 million in 2006 to the defined-benefit pension plan.
12. Taxes
     The effective tax rate was reduced from 37.75% for the year ended December 31, 2005 to 37.2% for the six months ended June 30, 2006, to reflect the impact of increased tax-exempt interest income. During the second quarter 2005, Arbitron recognized a reversal of certain liabilities for tax contingencies related to prior periods. The net benefit of the reversal was $3.9 million. Income taxes paid for the six months ended June 30, 2006, and 2005 was $15.0 million and $13.8 million, respectively.

13. Share-Based Compensation
     The following table sets forth information with regard to the financial statement impact of adopting SFAS No. 123R, effective January 1, 2006, (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Cost of revenue	$182	$313
Selling, general and administrative	1,958	3,066
Research and development	126	224

Operating income (loss)	(2,266)	(3,603)

Income (loss) before income tax expense	(2,266)	(3,603)

Net income (loss)	$(1,398)	$(2,223)

Basic earnings per weighted-average common share	$(0.05)	$(0.07)
Diluted earnings per weighted-average common share	$(0.05)	$(0.07)

Net cash used by operating activities	$(263)	$(722)
Net cash provided by financing activities	$263	$722
     The share-based compensation expense charged against operating income for the Company’s share-based compensation plans was approximately $3.8 million for the six months ended June 30, 2006, consisting of $3.3 million, $0.3 million, and $0.2 million, for selling, general and administrative expense, cost of revenue, and research and development, respectively. The Company’s share-based compensation expense was approximately $2.4 million for the three months ended June 30, 2006, consisting of $2.1 million, $0.2 million, and $0.1 million, for selling, general and administrative expense, cost of revenue, and research and development, respectively. The share-based compensation expense for the three and six months ended June 30, 2006, included $0.1 million of expense related to deferred stock units granted to nonemployee directors, which were historically required to be expensed prior to the implementation of SFAS No. 123R. Share-based compensation expense for the three and six months ended June 30, 2005 was $0.1 million and $0.2 million, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.9 million and $1.4 million for the three and six months ended June 30, 2006, respectively. There was no capitalized share-based compensation cost incurred as of June 30, 2006.
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

     In some cases the vesting of share-based awards is accelerated due to an employee’s retirement. Prior to the adoption of SFAS No. 123R, the amount disclosed for the Company’s pro forma compensation expense did not include an acceleration of expense recognition for retirement eligible employees. For share-based arrangements granted subsequent to the adoption of SFAS No. 123R, the Company accelerates expense recognition if retirement eligibility affects the vesting of the award. If the accelerated pro forma expense recognition had occurred prior to January 1, 2006, the share-based compensation expense for the three and six months ended June 30, 2006, would have been lower by $0.3 million and $0.6 million, respectively.
Stock Options
     Stock options awarded to employees under the 1999 and 2001 SIPs generally vest annually over a three-year period, have five-year or 10-year terms and have an exercise price not less than the fair market value of the underlying stock at the date of grant. Stock options granted to directors under the 1999 SIP generally vest upon the date of grant, are generally exercisable in six months, have 10-year terms and have an exercise price not less than the fair market value of the underlying stock at the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the SIPs).
     The Company uses historical data to estimate option exercise and employee termination in order to determine the expected term of the option; identified groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted represents the period of time that such options are expected to be outstanding. The expected term can vary for certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury strip bond yield curve in effect at the time of grant. Expected volatilities are based on the historical volatility of the Company’s common stock. The fair value of each option granted during the three and six months ended June 30, 2006, is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table.

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Expected volatility	27.34%	27.33%
Expected dividends	1.00%	1.00%
Expected term (in years)	5.25 - 6.00	5.25 - 6.00
Risk-free rate	4.96 - 5.07%	4.37 - 5.07%
     The weighted-average risk-free rate for options granted during the three and six months ended June 30, 2006 was 4.99% and 4.70%, respectively. The weighted-average expected term for options granted during the three and six months ended June 30, 2006 was 5.52 years and 5.74 years, respectively.
     A summary of option activity under the SIPs as of June 30, 2006, and changes during the six months then ended, is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
Options	Shares	Exercise Price	Term (Years)	($000)
Outstanding at January 1, 2006	2,416,733	$34.97
Granted	299,113	39.51
Exercised	(174,514)	25.64
Forfeited or expired	(27,080)	29.06

Outstanding at June 30, 2006	2,514,252	$36.22	5.98	$7,259

Vested or expected to vest at June 30, 2006	2,508,502	$36.21	5.97	$7,259

Exercisable at June 30, 2006	1,752,100	$34.73	4.73	$7,210

     The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $12.56 and $13.72, respectively. The weighted-average grant-date fair value of options granted during the three months ended June 30, 2006 and 2005 was $12.73 and $13.52, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $1.9 million and $10.6 million, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2006, and 2005 was $0.7 million and $3.7 million, respectively.
     As of June 30, 2006, there was $5.3 million of total unrecognized compensation cost related to options granted under the SIPs. Cash received from option exercises for the six months ended June 30, 2006, and 2005 was $4.8 million and $19.0 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $0.7 million and $4.1 million for the six months ended June 30, 2006 and 2005, respectively.
Nonvested Share Awards
     A summary of the status of the Company’s nonvested share awards as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

		Weighted-Average
		Grant-Date Fair
Nonvested Share Awards	Shares	Value
Outstanding at January 1, 2006	14,250	$40.90
Granted	79,482	38.88
Vested	(1,500)	40.90
Forfeited	—	—

Nonvested at June 30, 2006	92,232	$39.16

Expected to vest at June 30, 2006	92,232	$39.16

     As of June 30, 2006, there was $3.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the SIPs. Nonvested share awards generally vest over four or five years. The aggregate cost of nonvested share-based awards is expected to be recognized over a weighted-average period of 3.69 years. The total fair value of share awards vested during the three and six month periods ended June 30, 2006, was less than $0.1 million and $0.1 million, respectively.

Deferred Stock Units
     A summary of the status of the Company’s deferred stock units as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

		Weighted-Average
		Grant-Date Fair
Nonvested Deferred Stock Units	Shares	Value

Outstanding at January 1, 2006	—	—
Granted	22,101	38.77
Vested	(3,915)	35.92
Forfeited	—	—

Nonvested at June 30, 2006	18,186	$38.88

Vested at June 30, 2006	16,000	$38.92

Expected to vest at June 30, 2006	18,186	$38.88

     As of June 30, 2006, the total unrecognized compensation cost related to deferred stock units granted under the SIPs to employees and non-employee directors was $0.7 million and $0, respectively. Deferred stock units granted to employees vest over a three-year period and are convertible to shares of common stock, subsequent to their termination of employment. Deferred stock units granted to non-employee directors vest immediately upon grant, are convertible to shares of common stock subsequent to their termination of service as a director, and are issued at the fair market value of the Company’s stock upon the date of grant. The aggregate cost of deferred stock units granted to employees is expected to be recognized over a three-year period beginning January 1, 2007. The total fair value of deferred stock units granted to non-employee directors and vested during the six months ended June 30, 2006 was $0.1 million.
Employee Stock Purchase Plan
     The Company’s compensatory Employee Stock Purchase Plan (“ESPP”) provides for the issuance of up to 600,000 shares of newly issued or treasury common stock of Arbitron. The purchase price of the stock to ESPP participants is 85% of the lesser of the fair market value on either the first day or the last day of the applicable three-month offering period. The total amount of compensation expense recognized for ESPP share-based arrangements was approximately $0.1 million for the three and six months ended June 30, 2006. The number of ESPP shares granted during the three and six months ended June 30, 2006, was 10,268 and 19,746 shares, respectively.

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
Forward-Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron Inc. and its subsidiaries (“we,” “Arbitron” or the “Company”) in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes,” or “plans,” or comparable terminology, are forward-looking statements based on current expectations about future events, which Arbitron has derived from information currently available to it. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied in such forward-looking statements. These risks and uncertainties include whether we will be able to:
•	renew all or part of contracts with large customers as they expire;

•	successfully execute our business strategies, including implementation of our Portable People Meter (PPMSM) services and to execute potential joint-venture or third-party agreements;

•	effectively manage the impact of any further consolidation in the radio and advertising agency industries;

•	keep up with rapidly changing technological needs of our customer base, including creating new proprietary software systems and new customer products and services that meet these needs in a timely manner;

•	successfully manage the impact on our business of any economic downturn generally and in the advertising market in particular;

•	successfully manage the impact on costs of data collection due to lower respondent cooperation in surveys, privacy concerns, consumer trends, technology changes and/or government regulations; and

•	successfully develop and implement technical devices to measure multi-media and advertising in an increasingly competitive environment.
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
Portable People Meter
     For several years, Arbitron has pursued a strategy of evolving its data collection business from diaries, which are completed by hand and returned by mail from respondents, to portable electronic measurement devices, which passively provide measurement services without additional manual effort by respondents beyond carrying or wearing the meter. This strategy has been pursued to improve quality by taking advantage of new technological capabilities and to address the vast increase in media delivery vehicles, both inside and outside of the home. Arbitron has developed a Portable People Meter (“PPM”) system capable of measuring radio, broadcast television, cable television, Internet broadcasts, satellite radio and television audiences, and retail store video and audio broadcasts.
     In May 2000, Arbitron entered into an agreement with Nielsen Media Research, Inc. (“Nielsen Media Research”), a provider of U.S. television and cable audience measurement services, under which Arbitron granted Nielsen Media Research an option to join Arbitron in the potential commercial deployment of the PPM for audience measurement in the United States, for both the television and radio industries, and the costs of such commercialization would be shared with Nielsen Media Research. On March 1, 2006, Arbitron announced that Nielsen Media Research, Inc. did not exercise its option and the option was terminated.
     Arbitron currently is concentrating its efforts on previously announced plans to create a PPM ratings service for radio, as well as develop services for broadcast television and the cable television industry. On March 14, 2006, Arbitron announced that it would begin the rollout of the PPM system as its radio ratings service in the top 50 markets in the United States. Under its current rollout schedule, PPM is expected to be introduced into the top 10 radio markets by the fall of 2008, and into all of the top 50 radio markets two to three years thereafter. Pending accreditation by the Media Rating Council (“MRC”), Houston is expected to become the first radio market to be electronically measured before the end of 2006. Arbitron is committed to pursuing continued MRC accreditation of the PPM service as additional markets are rolled out.
     On May 18, 2006, Arbitron announced that CBS Radio, which is one of the largest major-market operators in the United States and in 2005 represented approximately nine percent of Arbitron’s revenue, had entered into a seven-year agreement for PPM radio ratings when the new audience ratings technology is deployed in the 35 CBS Radio markets encompassed in Arbitron’s previously announced PPM rollout plan. In addition to CBS Radio, 10 other radio broadcasters have recently signed long-term contracts to use PPM, if Arbitron deploys the PPM service.
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
     As Arbitron has previously disclosed, commercialization of the PPM will require a substantial financial investment. While the Company has preserved some of its cash and short-term investments in anticipation of such requirements, the expenditures likely to be incurred in connection with such commercialization are significant. The Company currently estimates that the aggregate capital expenditure associated with PPM commercialization for audience ratings measurement will be approximately $25.0 million for the first two to three years of commercialization. Arbitron also anticipates that, over the same period, its results of operations will be negatively impacted as a result of the rollout of this PPM service, which impact likely will be material. Ultimately, the Company believes that, while commercialization of PPM for the radio ratings service will have a near-term negative impact on the Company’s results of operations, its operating margins can be restored to historical levels by the end of the rollout period, although there can be no assurance that this will be the case.
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
     In June 2005, Clear Channel Communications, Inc. (“Clear Channel”), which is the largest owner of radio stations in the United States and represented approximately 19 percent of Arbitron’s revenue in 2005, announced that it was issuing a Request for Proposals to create a “state-of-the-art” radio ratings system to replace the current diary measurement system to which it subscribes. This process is ongoing. Clear Channel has organized a cross-industry evaluation team to review the proposals and this team has identified Arbitron as one of the few companies to move forward to the next level of review.
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
     In September 2004, Arbitron announced that Arbitron and VNU, Inc. (“VNU”) agreed to jointly explore the development of a new national marketing research service, called “Project Apollo,” that collects multimedia and purchase information from a common sample of consumers. In April 2005, Arbitron and VNU entered into a cost-sharing agreement to share costs and capital expenditures associated with the development and deployment of the pilot panel. Although this contract has expired, Arbitron and VNU have agreed to continue sharing costs and capital expenditures while they negotiate the terms of a formal joint venture for this service. In January 2006, Arbitron announced that a test panel of more than 5,000 households and 11,000 people had been installed as part of the demonstration of the national marketing research service. Six advertisers, including Procter and Gamble, which in the aggregate spend more than $6.2 billion on advertising on measured media, are collaborating with Arbitron and VNU to help ensure that the service properly addresses the needs of marketers. These companies have signed, or are expected to sign, an agreement to receive Project Apollo pilot panel data.

     The national marketing research service is a new service, for which market acceptance is not yet known. This service would require substantial additional expenditures if it ultimately proves to be a viable commercial service. During the six months ended June 30, 2006, the Company incurred approximately $2.8 million of incremental expenditures relating to the national marketing pilot as compared to the same period of 2005. If a decision is made to commercialize this service, substantial additional expenditures would be incurred in the next few years.
     Since the pilot program for the PPM national marketing service is in progress and customer response is preliminary, it is not yet possible to provide a meaningful assessment of future costs associated with a potential commercialization of this service. However, the same general cost pattern would apply as with the PPM ratings service–substantial costs would have to be incurred in advance of revenues, which would result in a negative impact on results of operations in the first two to three years of commercialization, which impact likely would be material.
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
     On May 18, 2006, Arbitron announced that RAJAR (Radio Joint Audience Research Limited), the industry radio ratings consortium for the United Kingdom, in combination with BARB (Broadcaster’s Audience Research Board), the joint industry committee responsible for television audience measurement in the United Kingdom, have selected Arbitron’s PPM system for an electronic radio and television audience measurement demonstration panel in London, a market of more than six million persons. This two-year panel will operate in parallel to the current ratings systems in the United Kingdom and the data will be analyzed separately.
     These international licenses are not currently a material part of Arbitron’s business.
Significant Concentrations
     Arbitron’s quantitative radio audience measurement business and related software sales accounted for approximately 78% and 87% of its revenue for the three and six months ended June 30, 2006, respectively. The Company expects that for the year ended December 31, 2006, Arbitron’s quantitative radio audience measurement business and related software sales will account for approximately 85% of its revenue, which is consistent with historic annual trends. Quarterly fluctuations in this percentage are reflective of the seasonal delivery schedule of our radio audience measurement business. Consolidation in the radio broadcasting industry has led to Arbitron’s dependence on a limited number of key customers.
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
     In May 2006, Arbitron announced that the Company has entered into a license agreement with CBS Radio to provide diary-based services and PPM radio ratings, when the new audience ratings technology is deployed, through the Company’s Winter 2014 survey.

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
     A measure often used by clients to assess quality in Arbitron’s surveys is proportionality, which refers to how well the distribution of the sample for any individual survey matches the distribution of the population in the market. In recent years, Arbitron’s ability to deliver good proportionality in its surveys among younger demographic groups has deteriorated, caused in part by the trend among some households to disconnect their landline phones, effectively removing these households from the Arbitron sample frame. Arbitron has conducted a number of research tests over the past two years addressing this issue, including calling cellular phones to place diaries. The Company expects to phase in cellular-phone-only households into the Arbitron sample frame beginning in 2008.
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

As of June 30, 2006, the program was completed with 1,991,944 shares being repurchased for an aggregate purchase price of $70.0 million.
New Accounting Pronouncement
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R (“SFAS No. 123R”), Share-Based Payments Revised. See Notes 2 and 13 in the Notes to the Consolidated Financial Statements for the additional disclosures required by SFAS No. 123R.
     In July 2006, the FASB issued FASB Interpretation (“FIN”) FIN 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings of that year. The management of the Company is currently evaluating the impact of adopting FIN 48 to the Company’s financial statements.
Critical Accounting Policies and Estimates
     Critical accounting policies and estimates are those that are both important to the presentation of the Company’s financial position and results of operations, and require management’s most difficult, complex or subjective judgments.
     The Company capitalizes software development costs with respect to significant internal-use software initiatives or enhancements in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The costs are capitalized from the time that the preliminary project stage is completed and management considers it probable that the software will be used to perform the function intended until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are amortized over periods of three to five years. Management performs an assessment quarterly to determine if it is probable that all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value. During the six months ended June 30, 2006, Arbitron recorded an impairment charge of $0.6 million for internally developed PPM software associated with the Nielsen Media Research election not to join Arbitron in the commercial deployment of PPM. As of June 30, 2006, and December 31, 2005, the Company’s capitalized software developed for internal use had carrying amounts of $17.7 million and $15.2 million, respectively, including $6.9 million and $6.7 million, respectively, of software related to the PPM.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2006 to the Three Months Ended June 30, 2005
     The following table sets forth information with respect to the consolidated statements of income of Arbitron:
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended		Increase		Percentage of
	June 30,		(Decrease)		Revenue
	2006	2005	Dollars	Percent	2006	2005
Revenue	$74,165	$69,816	$4,349	6.2%	100.0%	100.0%
Costs and expenses
Cost of revenue	36,684	29,869	6,815	22.8%	49.5%	42.8%
Selling, general and administrative	20,557	16,909	3,648	21.6%	27.7%	24.2%
Research and development	10,031	8,658	1,373	15.9%	13.5%	12.4%

Total costs and expenses	67,272	55,436	11,836	21.4%	90.7%	79.4%

Operating income	6,893	14,380	(7,487)	(52.1%)	9.3%	20.6%
Equity in net income of affiliate	5,053	4,234	819	19.3%	6.8%	6.1%

Income before interest and income tax expense	11,946	18,614	(6,668)	(35.8%)	16.1%	26.7%
Interest income	829	819	10	1.2%	1.1%	1.2%
Interest expense	937	1,016	(79)	(7.8%)	1.3%	1.5%

Income before income tax expense	11,838	18,417	(6,579)	(35.7%)	16.0%	26.4%
Income tax expense	4,478	3,022	1,456	48.2%	6.0%	4.3%

Net income	$7,360	$15,395	$(8,035)	(52.2%)	10.0%	22.1%

Net income per weighted-average common share
Basic	$0.25	$0.49	$(0.24)	(49.0%)
Diluted	$0.24	$0.48	$(0.24)	(50.0%)

Dividends declared per share	$0.10	$0.10	$—

Other data:

EBIT (1)	$11,946	$18,614	$(6,668)	(35.8%)
EBITDA (1)	$14,215	$20,002	$(5,787)	(28.9%)

EBIT and EBITDA Reconciliation (1)
Net income	$7,360	$15,395	$(8,035)
Income tax expense	4,478	3,022	1,456
Interest income	(829)	(819)	10
Interest expense	937	1,016	(79)

EBIT (1)	11,946	18,614	(6,668)
Depreciation and amortization	2,269	1,388	881

EBITDA (1)	$14,215	$20,002	$(5,787)

(1)	EBIT (earnings before interest and income taxes) and EBITDA (earnings before interest, income taxes, depreciation and amortization) are non-GAAP financial measures that the management of Arbitron believes are useful to investors in evaluating the Company’s results. For further discussion of these non-GAAP financial measures, see paragraph below entitled “EBIT and EBITDA” of this quarterly report.

     The following table sets forth information with regard to share-based compensation expense recognized under SFAS No. 123R and APB 25 for the three months ended June 30, 2006, and June 30, 2005, respectively:
Supplementary Information: Share-Based Compensation

	Three Months Ended
	June 30,
	2006	2005	Change
Cost of revenue	$182	$—	182
Selling, general and administrative	2,047	100	1,947
Research and development	126	—	126

Total costs and expenses	2,355	100	2,255

Operating income (loss)	(2,355)	(100)	(2,255)

Income tax benefit	902	39	863

Net income (loss)	$(1,453)	$(62)	$(1,392)

Net income (loss) per weighted-average common share
Basic	$(0.05)	$(0.00)	$(0.05)
Diluted	$(0.05)	$(0.00)	$(0.05)
     Revenue. Revenue increased 6.2% to $74.2 million for the three months ended June 30, 2006, from $69.8 million for the same period in 2005, due significantly to a $2.4 million increase in Scarborough revenue, which resulted from a 16 market increase in the number of delivered Scarborough markets for the three months ended June 30, 2006, as compared to the same period of 2005. The remainder of the increase in revenues was primarily due to increased revenue from the licensing of analytical software applications.
     Cost of Revenue. Cost of revenue increased by 22.8% to $36.7 million for the three months ended June 30, 2006, from $29.9 million for the same period in 2005, and as a percentage of revenue to 49.5% in 2006 from 42.8% in 2005. The increase in cost of revenue was primarily attributable to a $4.1 million increase in Arbitron’s core quantitative and qualitative and software application services, which includes a $2.2 million increase in royalties and a $2.0 million increase in data collection costs. The increase in royalties resulted primarily from a 16 market increase in delivered Scarborough markets for the three months ended June 30, 2006 as compared to the same period of 2005. Increased spending of $1.7 million related to the Project Apollo pilot panel for the national marketing research service also contributed to the overall increase in cost of revenue.
     Selling, General and Administrative. Selling, general and administrative expenses increased 21.6% to $20.6 million for the three months ended June 30, 2006, from $16.9 million for the same period in 2005, and increased as a percentage of revenue to 27.7% in 2006 from 24.2% in 2005. The adoption of SFAS No. 123R, effective January 1, 2006, resulted in approximately $1.9 million of additional compensation expense related to the Company’s share-based awards. In addition, approximately $1.6 million of the increase in selling, general and administrative expenses was due to an increase in Arbitron’s core quantitative, qualitative and software application services, including a $0.4 million increase in marketing costs associated with the strategic development of our ratings business.
     Research and Development. Research and development expenses increased 15.9% to approximately $10.0 million during the three months ended June 30, 2006, from $8.7 million for the same period in 2005, and increased as a percentage of revenue to 13.5% in 2006 from 12.4% in 2005. Increased spending resulted from the Company’s continued development of the next generation of client software, and applications and infrastructure to support PPM and the diary-based service. The Company expects that its research and development expenses will increase in the future as a result of the strategic development of our ratings business.

     Operating Income. Operating income decreased 52.1% to $6.9 million for the three months ended June 30, 2006, from $14.4 million for the same period in 2005. Operating margin percentage decreased to 9.3% in 2006 from 20.6% in 2005. Operating margins for the year ended December 31, 2006, will be negatively impacted due to higher costs related to the national marketing service and the PPM ratings service, as well as continued expensing related to the Company’s share-based awards.
     Equity in Net Income of Affiliate. Equity in net income of affiliate (relating to the Company’s Scarborough joint venture) increased 19.3% to $5.1 million for the three months ended June 30, 2006, from $4.2 million for the same period in 2005. The increase in equity in net income of affiliate was primarily related to the timing of 16 delivered markets mentioned previously.
     Interest Income. Interest income was relatively flat for the three months ended June 30, 2006, as compared to the same period of 2005.
     Interest Expense. Interest expense decreased by 7.8% to $0.9 million for the three months ended June 30, 2006 from approximately $1.0 million for the same period in 2005, due to increased capitalization of interest incurred in association with higher balances of internally developed software.
     Income Tax Expense. The effective tax rate was reduced from 37.5%, which excludes the impact of the $3.9 million tax benefit recognized for certain tax contingencies during the three months ended June 30, 2005, to 37.2% for the three months ended June 30, 2006, to reflect the impact of increased tax-exempt interest income.
     Net Income. Net income decreased 52.2% to $7.4 million for the three months ended June 30, 2006, from $15.4 million for the same period in 2005, due primarily to $1.4 million in additional share-based compensation expense, net of tax, and increased expenses related to Project Apollo and the strategic development of our ratings business. The Company also expects that higher costs in the remainder of 2006 related to the deployment of Project Apollo will continue to adversely impact annual net income. The Company also expects that significant increases in PPM ratings expenses will be incurred to support future large-scale PPM commercialization efforts.
     EBIT and EBITDA. Arbitron has presented EBIT and EBITDA, both non-GAAP financial measures, as supplemental information that management of Arbitron believes is useful to investors to evaluate the Company’s results because they exclude certain items that are not directly related to the Company’s core operating performance. EBIT is calculated by adding back net interest expense and income tax expense to net income. EBITDA is calculated by adding back net interest expense, income tax expense, depreciation and amortization to net income. EBIT and EBITDA should not be considered substitutes either for net income, as indicators of Arbitron’s operating performance, or for cash flow, as measures of Arbitron’s liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. EBIT decreased by 35.8% to $11.9 million, and EBITDA decreased by 28.9% to $14.2 million for the three months ended June 30, 2006, from $18.6 million and $20.0 million, respectively, for the same period in 2005.

Comparison of the Six Months Ended June 30, 2006 to the Six Months Ended June 30, 2005
     The following table sets forth information with respect to the consolidated statements of income of Arbitron:
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Six Months Ended		Increase		Percentage of
	June 30,		(Decrease)		Revenue
	2006	2005	Dollars	Percent	2006	2005
Revenue	$159,253	$149,011	$10,242	6.9%	100.0%	100.0%
Costs and expenses
Cost of revenue	60,939	50,286	10,653	21.2%	38.3%	33.7%
Selling, general and administrative	40,013	32,863	7,150	21.8%	25.1%	22.1%
Research and development	20,012	16,696	3,316	19.9%	12.6%	11.2%

Total costs and expenses	120,964	99,845	21,119	21.2%	76.0%	67.0%

Operating income	38,289	49,166	(10,877)	(22.1%)	24.0%	33.0%
Equity in net income of affiliate	2,678	2,144	534	24.9%	1.7%	1.4%

Income before interest and income tax expense	40,967	51,310	(10,343)	(20.2%)	25.7%	34.4%
Interest income	1,816	1,428	388	27.2%	1.1%	1.0%
Interest expense	1,880	2,067	(187)	(9.0%)	1.2%	1.4%

Income before income tax expense	40,903	50,671	(9,768)	(19.3%)	25.7%	34.0%
Income tax expense	15,357	15,440	(83)	(0.5%)	9.6%	10.4%

Net income	$25,546	$35,231	$(9,685)	(27.5%)	16.1%	23.6%

Net income per weighted-average common share
Basic	$0.84	$1.13	$(0.29)	(25.7%)
Diluted	$0.83	$1.11	$(0.28)	(25.2%)

Dividends declared per share	$0.20	$0.20	$—

Other data:

EBIT (1)	$40,967	$51,310	$(10,343)	(20.2%)
EBITDA (1)	$45,324	$54,108	$(8,784)	(16.2%)

EBIT and EBITDA Reconciliation (1)
Net income	$25,546	$35,231	$(9,685)
Income tax expense	15,357	15,440	(83)
Interest income	(1,816)	(1,428)	388
Interest expense	1,880	2,067	(187)

EBIT (1)	40,967	51,310	(10,343)
Depreciation and amortization	4,357	2,798	1,559

EBITDA (1)	$45,324	$54,108	$(8,784)

(1)	EBIT (earnings before interest and income taxes) and EBITDA (earnings before interest, income taxes, depreciation and amortization) are non-GAAP financial measures that the management of Arbitron believes are useful to investors in evaluating the Company’s results. For further discussion of these non-GAAP financial measures, see paragraph below entitled “EBIT and EBITDA” of this quarterly report.

     The following table sets forth information with regard to share-based compensation expense recognized under SFAS No. 123R and APB 25 for the six months ended June 30, 2006, and June 30, 2005, respectively:
Supplementary Information: Share-Based Compensation

	Six Months Ended
	June 30,
	2006	2005	Change
Cost of revenue	$313	$—	313
Selling, general and administrative	3,238	196	3,042
Research and development	224	—	224

Total costs and expenses	3,775	196	3,579

Operating income (loss)	(3,775)	(196)	(3,579)

Income tax benefit	1,446	75	1,371

Net income (loss)	$(2,329)	$(121)	$(2,208)

Net income (loss) per weighted-average common share
Basic	$(0.08)	$(0.00)	$(0.07)
Diluted	$(0.08)	$(0.00)	$(0.07)
     Revenue. Revenue increased 6.9% to $159.3 million for the six months ended June 30, 2006, from $149.0 million for the same period in 2005, due primarily to a $5.2 million increase in quantitative data license revenue caused by an increase in the ratings subscriber base, contract renewals, and price escalations in multiyear customer contracts. A $2.4 million increase in Scarborough revenue, which resulted from a 16 market increase in the number of delivered Scarborough markets, and a $1.8 million increase in revenue from the licensing of analytical software applications also increased revenues for the six months ended June 30, 2006 as compared to the same period of 2005.
     Cost of Revenue. Cost of revenue increased by 21.2% to $60.9 million for the six months ended June 30, 2006, from $50.3 million for the same period in 2005, and as a percentage of revenue to 38.3% in 2006 from 33.7% in 2005. The increase in cost of revenue was primarily attributable to a $6.6 million increase in Arbitron’s core quantitative and qualitative and software application services, which includes a $3.3 million increase in data collection and processing costs and a $2.8 million increase in royalties. The increase in royalties resulted primarily from a 16 market increase in delivered Scarborough markets for the six months ended June 30, 2006, as compared to the same period of 2005. Increased spending of $3.0 million and $1.1 million related to the Project Apollo pilot panel for the national marketing research service and PPM international business, respectively, also contributed to the overall increase in cost of revenue.
     Selling, General and Administrative. Selling, general and administrative expenses increased 21.8% to $40.0 million for the six months ended June 30, 2006, from $32.9 million for the same period in 2005, and increased as a percentage of revenue to 25.1% in 2006 from 22.1% in 2005. The adoption of SFAS No. 123R, effective January 1, 2006, resulted in approximately $3.0 million of additional compensation expense related to the Company’s share-based awards. Approximately $3.5 million of the increase in selling, general and administrative expenses was due to an increase in Arbitron’s core quantitative, qualitative and software application services, including a $1.3 million increase in marketing costs associated with the strategic development of our ratings business. Asset impairment charges related to internally developed software associated with the Nielsen Media Research election not to join Arbitron in the commercial deployment of PPM accounted for $0.6 million of the increase in selling, general, and administrative expenses.
     Research and Development. Research and development expenses increased 19.9% to approximately $20.0 million during the six months ended June 30, 2006, from $16.7 million for the same period in 2005, and increased as a percentage of revenue to 12.6% in 2006 from 11.2% in 2005. Increased spending of $3.4 million resulted from the Company’s continued development of the next generation of client software, and applications and infrastructure to support PPM and the diary-based service. The Company expects that its research and development expenses will increase in the future as a result of the strategic development of our ratings business.
     Operating Income. Operating income decreased 22.1% to $38.3 million for the six months ended June 30, 2006, from $49.2 million for the same period in 2005. Operating margin percentage decreased to 24.0% in 2006 from 33.0% in 2005. Operating margins for the year ended December 31, 2006 will be negatively impacted due to higher research and development costs related to the national marketing service and the PPM ratings service.
     Equity in Net Income of Affiliate. Equity in net income of affiliate (relating to the Company’s Scarborough joint venture) increased 24.9% to $2.7 million for the six months ended June 30, 2006, from $2.1 million for the same period in 2005. The increase in equity in net income of affiliate was primarily related to the timing of 16 delivered markets mentioned previously.
     Interest Income. Interest income increased 27.2% to $1.8 million for the six months ended June 30, 2006, from $1.4 million for the same period in 2005. The $0.4 million increase was due to higher interest rates for the six months ended June 30, 2006, as compared to the same period of 2005.
     Interest Expense. Interest expense decreased by 9.0% to $1.9 million for the six months ended June 30, 2006 from approximately $2.1 million for the same period in 2005, due to increased capitalization of interest incurred in association with higher balances of equipment associated with higher balances of internally developed software.
     Income Tax Expense. The effective tax rate was reduced from 37.5%, which excludes the impact of the $3.9 million tax benefit recognized for certain tax contingencies during the three months ended June 30, 2005, to 37.2% for the six months ended June 30, 2006, to reflect the impact of increased tax-exempt interest income.
     Net Income. Net income decreased 27.5% to $25.5 million for the six months ended June 30, 2006, from $35.2 million for the same period in 2005, due primarily to $2.2 million in additional share-based compensation expense, net of tax, and increased expenses related to Project Apollo and the strategic development of our ratings business. The Company also expects that higher costs in the remainder of 2006 related to the deployment of Project Apollo will continue to adversely impact annual net income. The Company also expects that significant increases in PPM ratings expenses will be incurred to support future large-scale PPM commercialization efforts.
     EBIT and EBITDA. Arbitron has presented EBIT and EBITDA, both non-GAAP financial measures, as supplemental information that management of Arbitron believes is useful to investors to evaluate the Company’s results because they exclude certain items that are not directly related to the Company’s core operating performance. EBIT is calculated by adding back net interest expense and income tax expense to net income. EBITDA is calculated by adding back net interest expense, income tax expense, depreciation and amortization to net income. EBIT and EBITDA should not be considered substitutes either for net income, as indicators of Arbitron’s operating performance, or for cash flow, as measures of Arbitron’s liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. EBIT decreased by 20.2% to $41.0 million, and EBITDA decreased by 16.2% to $45.3 million for the six months ended June 30, 2006, from $51.3 million and $54.1 million, respectively, for the same period in 2005.

Liquidity and Capital Resources
     Working capital was $16.0 million and $58.8 million as of June 30, 2006, and December 31, 2005, respectively. Cash and cash equivalents were $21.3 million and $40.8 million as of June 30, 2006, and December 31, 2005, respectively. In addition, short-term investments and receivables from brokers, collectively, were $50.0 million and $82.6 million as of June 30, 2006 and December 31, 2005, respectively. Management expects that the Company’s cash position, along with these readily convertible assets, as of June 30, 2006, and cash flow generated from operations will be sufficient to support the Company’s operations for the foreseeable future.
     Net cash provided by operating activities was $26.1 million and $37.8 million for the six months ended June 30, 2006, and 2005, respectively. The $11.7 million decrease in net cash provided by operating activities was mainly attributable to a $9.7 million decrease in net income, partially offset by a non-cash compensation increase of $3.6 million in share-based compensation due to the January 1, 2006 adoption of SFAS No. 123R. Increased operating expenses significantly impacted the decrease in net income, including those associated with developing the next generation of client software, and applications and infrastructure to support PPM and the diary-based service; developing the national marketing research service through the Project Apollo pilot panel; and growing the PPM international business.
     In accordance with SFAS No. 123R, effective January 1, 2006, the excess tax benefit from stock option exercises is required to be presented in the Company’s cash flow statement as an investing activity rather than as an operating activity for periods subsequent to the adoption of SFAS No. 123R. Therefore, the $4.1 million excess tax benefit from stock option exercises for the six months ended June 30, 2005, which continues to be presented as an operating activity, adversely impacts the change in net cash provided by operating activities for the six months ended June 30, 2006, as compared to the same period of 2005.
     Additionally, net cash from operating activities was impacted by a $4.1 million decrease related to increased purchases of PPM international inventory in 2006. The increase related to changes in accrued expenses and other current liabilities was primarily due to a $3.9 million tax reserve reversal in 2005.
     Net cash provided by investing activities was $22.8 million for the six months ended June 30, 2006, and net cash used in investing activities was $4.8 million for the six months ended June 30, 2005. The $27.6 million increase in cash provided by investing activities was driven primarily by net sales of short-term investments of $32.6 million in available-for-sale variable rate demand notes issued by municipal government agencies and auction-rate securities, partially offset by increased capital spending of $5.0 million, which was largely related to PPM metering equipment purchases during 2006 for the PPM ratings service and Project Apollo.
     Net cash used in financing activities was $68.6 million for the six months ended June 30, 2006, and net cash provided by financing activities was $16.5 million for the six months ended June 30, 2005. The $85.1 million fluctuation in financing activities was primarily attributable to $68.5 million in repurchases of the Company’s outstanding common stock during the six months ended June 30, 2006. No stock repurchases were made during the same period of 2005. Arbitron’s first quarterly dividend payment to Company stockholders was paid in April 2005. A $3.1 million increase in dividend payments resulted for the six months ended June 30, 2006 as compared to the same period of 2005 because two quarterly dividend payments to Company stockholders were made during the first six months of 2006 as compared to the one payment made for the first six months of 2005. The $14.2 million decrease in stock option exercises for the six months ended June 30, 2006, as compared to the same period of 2005, was the result of significantly less options nearing expiration and lower average stock prices.
     Arbitron’s $50.0 million in senior-secured notes matures on January 31, 2008. Arbitron’s senior-secured notes contain non-investment-grade financial terms, covenants and operating restrictions that increase the cost of financing and restrict financial flexibility. Under the terms of the senior-secured notes, Arbitron is required to maintain certain leverage and coverage ratios and meet other financial conditions. The senior-secured notes agreement contains certain financial covenants and also contains a make-whole provision that applies in the event of early prepayment of principal. The senior-secured notes limit, among other things, the Company’s ability to incur additional indebtedness, grant or incur liens on its assets, pay cash dividends, make investments or acquisitions, repurchase or redeem capital stock and engage in certain mergers or consolidations. Under the terms of the senior-secured notes, all of the Company’s subsidiaries guarantee the senior-secured notes. The terms of the senior-secured notes may restrict or prohibit Arbitron’s ability to raise additional capital when needed or could prevent

Arbitron from making acquisitions or investing in other growth initiatives. Arbitron has been in compliance with all covenants since the inception of all borrowings.
     In 2005, Clear Channel and CBS Radio, formerly known as Infinity Broadcasting Corp., represented approximately 19 percent and nine percent, respectively, of Arbitron’s revenue. Arbitron’s agreements with these customers are not exclusive and contain no renewal obligations. Arbitron currently has license agreements with Clear Channel to provide radio ratings and software services for Clear Channel’s radio stations and networks through the Company’s Fall 2008 survey. In May 2006, Arbitron announced that the Company has entered into a license agreement with CBS Radio to provide diary-based services and PPM radio ratings, when the new audience ratings technology is deployed, through the Company’s Winter 2014 survey. Arbitron cannot give any assurances that it will retain current customers or that it will be able to replace the revenue that is lost should a key customer fail to renew its agreements with Arbitron.
     As discussed above in “Portable People Meter,” commercialization of the PPM for radio ratings services will require a substantial financial investment by Arbitron. While the Company has preserved some of its cash and short-term investments in anticipation of such requirements, the expenditures likely to be incurred in connection with such commercialization are significant. The Company currently believes that the aggregate capital expenditure associated with PPM commercialization for audience ratings measurement will be approximately $25.0 million for the first two to three years of commercialization.
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
     Arbitron expects to fund the national marketing pilot panel, the expected commercialization of the PPM radio ratings service and the possible commercialization of the PPM marketing research applications service with its existing cash position and short-term investments, future excess cash from operations or through the most advantageous source of capital at the time, which may include the incurrence of new debt through borrowings, sales of common and preferred stock and/or joint venture capital transactions. Arbitron believes that one or more of these sources of capital will be available to fund its PPM-related cash needs, but there can be no assurance that the external sources of capital will be available on favorable terms, if at all.
Seasonality
     Arbitron recognizes revenue for services over the terms of license agreements as services are delivered, and expenses are recognized as incurred. Arbitron gathers radio-listening data in 297 United States local markets. All markets are measured at least twice per year (April-May-June for the “Spring Survey” and October-November-December for the “Fall Survey”). In addition, all major markets are measured two additional times per year (January-February-March for the “Winter Survey” and July-August-September for the “Summer Survey”). Arbitron’s revenue is generally higher in the first and third quarters as a result of the delivery of the Fall Survey and Spring Survey, respectively, to all markets, compared to revenue in the second and fourth quarters, when delivery of the Winter Survey and Summer Survey, respectively, is only provided to major markets. Arbitron’s expenses are generally higher in the second and fourth quarters as the “Spring Survey” and “Fall Survey” are being conducted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Risk
     The Company holds its cash and cash equivalents in highly liquid securities. The Company also holds short-term investments, which consist of investment grade, highly liquid securities classified as available-for-sale. A hypothetical interest rate change of 1% would have an impact of approximately $0.4 million on interest income over a six month period.
     The Company currently has no exposure to interest rate risk with respect to debt securities because the Company’s only outstanding debt is its senior-secured notes that bear interest at a fixed rate of 9.96%. The Company does not use derivatives for speculative or trading purposes.
     Because the Company currently has no outstanding floating rate debt, a hypothetical market interest rate change of 1% would have no effect on the Company’s results of operations. The fair values of the senior-secured notes as of June 30, 2006, and December 31, 2005, were $51.0 million and $51.8 million, respectively, and were estimated using a cash flow valuation model and available market data for securities with similar maturity dates. A hypothetical market interest rate change of 1% would have an impact of approximately $0.7 million on the fair value of the Company’s senior-secured notes.
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
Changes in Internal Control Over Financial Reporting
     During the quarter ended June 30, 2006, the Company began using a new accounts receivable system to manage its records of billing and collections activity. Other financial reporting modules of this system will continue to be installed in phases. In conjunction with this implementation, the Company’s management evaluated the effectiveness of the design of internal controls over financial reporting for this system. There have been no other changes in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On January 24, 2006, Arbitron announced that its Board of Directors authorized a program to repurchase up to $70.0 million of its outstanding common stock from time to time in either open market or private transactions at then prevailing market prices through December 31, 2006. The Company completed the repurchase program by June 30, 2006. The following table outlines the stock repurchase activity during the three months ended June 30, 2006.

			Total Number	Maximum Dollar Value
			of Shares Purchased	of Shares That May
	Total Number of	Average Price	as Part of	Yet Be Purchased
	Shares	Paid	Publicly	Under the
Period	Purchased	Per Share	Announced Program	Program
April 1-30	817,000	$33.62	817,000	$35,636,344
May 1-31	516,100	35.99	516,100	17,063,337
June 1-30	456,744	37.36	456,744	29

Total	1,789,844	$35.26	1,789,844	$29

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Arbitron’s annual meeting of stockholders was held on May 24, 2006. There were 30,733,843 shares of Arbitron common stock outstanding and entitled to vote at the annual meeting. Of the 30,733,843 shares of Arbitron common stock entitled to vote at the annual meeting, a total of 29,090,393 shares were present in person or by proxy at the annual meeting.
     The following people designated by Arbitron’s Board of Directors as nominees for director were elected at the annual meeting, with the voting as follows:

Nominee	Votes For	Votes Withheld
Alan W. Aldworth	28,855,353	235,040
Shellye L. Archambeau	29,053,534	36,859
Erica Farber	28,988,647	101,746
Philip Guarascio	29,053,003	37,390
Larry E. Kittelberger	28,855,162	235,231
Stephen B. Morris	28,988,104	102,289
Luis G. Nogales	28,918,788	171,605
Lawrence Perlman	28,988,361	102,032
Richard A. Post	27,524,918	1,565,475
     No additional items were on the agenda of the annual meeting of stockholders and no other items were brought to a vote during the meeting.

ITEM 6. EXHIBITS

Exhibit No.	Description
Exhibit 10.1	Form of Executive Retention Agreement (Filed as Exhibit 10.1 to Arbitron’s Current Report on Form 8-K, dated June 5, 2006, and incorporated herein by reference)*

Exhibit 10.2†	Radio Station License Agreement to Receive and Use Arbitron PPM Data and Estimates, effective May 18, 2006, by and between the Company and CBS Radio Inc.

Exhibit 10.3†	Master Station License Agreement to Receive and Use Arbitron Radio Audience Estimates, effective May 18, 2006, by and between the Company and CBS Radio Inc.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan, contract or arrangement.

†	A request for confidential treatment has been submitted with respect to this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBITRON INC.

By:	/s/ SEAN R. CREAMER

Sean R. Creamer
Executive Vice President of Finance and Planning and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal financial and principal accounting officer)

Date: August 3, 2006