Form 10-Q
period 2006-09-30
ARBITRON INC
filed 2006-11-03
CIK 109758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 29,416,830 shares of common stock, par value $0.50 per share, outstanding as of October 30, 2006.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARBITRON INC.
Consolidated Balance Sheets
(In thousands, except par value data)

	September 30,	December 31,
	2006	2005
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$32,949	$40,848
Receivables from brokers	—	30,000
Short-term investments	56,000	52,560
Trade accounts receivable, net of allowance for doubtful accounts of $1,525 at September 30, 2006 and $1,165 at December 31, 2005	29,992	27,708
Deferred tax assets	3,259	5,703
Inventories	4,168	442
Prepaid expenses and other current assets	3,835	3,665

Total current assets	130,203	160,926

Investment in affiliate	8,559	12,959
Property and equipment, net of accumulated depreciation of $28,158 at September 30, 2006 and $22,816 at December 31, 2005	36,889	30,875
Goodwill, net	40,558	40,558
Other intangibles, net	2,350	3,578
Noncurrent deferred tax assets	889	911
Other noncurrent assets	1,798	1,073

Total assets	$221,246	$250,880

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,384	$8,605
Accrued expenses and other current liabilities	28,315	31,123
Current portion of long-term debt	50,000	—
Deferred revenue	57,196	62,434

Total current liabilities	142,895	102,162

Noncurrent liabilities
Long-term debt	—	50,000
Other noncurrent liabilities	5,683	6,364

Total liabilities	148,578	158,526

Stockholders’ equity
Common stock, $0.50 par value, authorized 500,000 shares, issued 32,338 shares at September 30, 2006 and December 31, 2005	16,169	16,169
Additional paid-in capital	39,174	94,908
Accumulated earnings (net distributions to Ceridian in excess of accumulated earnings) prior to spin-off	(242,870)	(242,870)
Retained earnings subsequent to spin-off	264,943	228,211
Common stock held in treasury, 3,013 shares at September 30, 2006 and 1,294 shares at December 31, 2005	(1,507)	(647)
Accumulated other comprehensive loss	(3,241)	(3,417)

Total stockholders’ equity	72,668	92,354

Total liabilities and stockholders’ equity	$221,246	$250,880

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30,
	2006	2005
Revenue	$90,714	$85,615

Costs and expenses
Cost of revenue	26,775	25,845
Selling, general and administrative	18,665	16,600
Research and development	11,340	10,246

Total costs and expenses	56,780	52,691

Operating income	33,934	32,924

Equity in net (loss) income of affiliate	(1,827)	193

Income before interest and income tax expense	32,107	33,117
Interest income	723	797
Interest expense	1,061	986

Income before income tax expense	31,769	32,928
Income tax expense	11,579	12,027

Net income	$20,190	$20,901

Net income per weighted-average common share
Basic	$0.69	$0.67
Diluted	$0.68	$0.66

Dividends declared per common share	$0.10	$0.10

Weighted-average common shares used in calculations
Basic	29,273	31,198
Potentially dilutive securities	213	321

Diluted	29,486	31,519

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Revenue	$249,967	$234,626

Costs and expenses
Cost of revenue	87,714	76,131
Selling, general and administrative	58,678	49,463
Research and development	31,352	26,942

Total costs and expenses	177,744	152,536

Operating income	72,223	82,090

Equity in net income of affiliate	851	2,337

Income before interest and income tax expense	73,074	84,427
Interest income	2,539	2,225
Interest expense	2,941	3,053

Income before income tax expense	72,672	83,599
Income tax expense	26,936	27,467

Net income	$45,736	$56,132

Net income per weighted-average common share
Basic	$1.52	$1.80
Diluted	$1.51	$1.77

Dividends declared per common share	$0.30	$0.30

Weighted-average common shares used in calculations
Basic	30,087	31,265
Potentially dilutive securities	226	359

Diluted	30,313	31,624

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities
Net income	$45,736	$56,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,631	3,024
Other amortization	1,228	1,186
Asset impairment charges	638	—
Loss on asset disposals	251	237
Deferred income taxes	2,363	1,424
Equity in net income of affiliate	(851)	(2,337)
Distributions from affiliate	5,251	5,750
Bad debt expense	755	370
Excess tax benefit from stock option exercises	—	5,053
Non-cash share-based compensation	5,175	296
Changes in operating assets and liabilities, excluding effects of business acquisitions
Trade accounts receivable	(2,842)	(2,243)
Inventories	(3,726)	24
Prepaid expenses and other assets	(1,089)	(1,882)
Accounts payable	(765)	1,663
Accrued expenses and other current liabilities	(2,710)	(8,437)
Deferred revenue	(5,267)	(5,065)
Other noncurrent liabilities	(681)	(643)

Net cash provided by operating activities	49,097	54,552

Cash flows from investing activities
Additions to property and equipment	(13,068)	(8,401)
Purchases of short-term investments	(383,450)	—
Sales of short-term investments	410,010	—
Payments for business acquisitions	—	(4,176)

Net cash provided by (used in) investing activities	13,492	(12,577)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	7,556	23,802
Excess tax benefit from stock option exercises	900	—
Dividends paid to stockholders	(9,174)	(6,275)
Stock repurchases	(70,000)	(39,976)

Net cash used in financing activities	(70,718)	(22,449)

Effect of exchange rate changes on cash	230	(212)

Net (decrease) increase in cash and cash equivalents	(7,899)	19,314

Cash and cash equivalents at beginning of period	40,848	86,901

Cash and cash equivalents at end of period	$32,949	$106,215

See notes to consolidated financial statements.

ARBITRON INC.
Notes to Consolidated Financial Statements
September 30, 2006
(unaudited)
1. Basis of Presentation and Consolidation
Presentation
     The accompanying unaudited consolidated financial statements of Arbitron Inc. (the “Company” or “Arbitron”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and are of a normal recurring nature. Certain amounts in the financial statements for prior periods have been reclassified to conform to the current period’s presentation. The consolidated balance sheet as of December 31, 2005 was audited at that date, but all of the information and footnotes as of December 31, 2005 required by U.S. generally accepted accounting principles have not been included in this Form 10-Q. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
2. Pro Forma Disclosures of Share-Based Payments
     During the nine months ended September 30, 2005, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of option grant only if the current market price of the underlying stock exceeded the exercise price of the options. In the case of issuances of stock awards, compensation expense was recorded based upon the quoted market value of shares of common stock on the date of grant. Any resulting compensation expense was recognized ratably over the vesting period. Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation–Transitions and Disclosures), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company adopted only the disclosure requirements of SFAS No. 123 for fiscal reporting periods through December 31, 2005. Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payments Revised. See Note 13 in the Notes to Consolidated Financial Statements for the additional disclosures required by SFAS No. 123R for the fair-value-based method of accounting.
     The following table illustrates the effect on net income and net income per share if the fair-value-based method had been applied to all outstanding and unvested awards during the three and nine months ended September 30, 2005, (dollars in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net income, as reported	$20,901	$56,132
Add: Stock-based compensation expense, net of tax	62	183
Less: Stock-based compensation expense determined under fair value method, net of tax	1,327	4,155

Pro forma net income	$19,636	$52,160

Basic net income per weighted-average common share, as reported	$0.67	$1.80
Pro forma basic net income per weighted-average common share	$0.63	$1.67
Diluted net income per weighted-average common share, as reported	$0.66	$1.77
Pro forma diluted net income per weighted- average common share	$0.63	$1.66

Options granted to employees and directors	21,502	576,434
Weighted-average exercise price	$40.92	$40.90
Weighted-average fair value	$13.53	$13.71
Weighted-average assumptions:
Expected lives in years	6.5	6.5
Expected volatility	28.1%	28.5%
Expected dividend rate	1.0%	1.0%
Risk-free interest rate	4.11%	3.87%
3. New Accounting Pronouncements
     Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payments Revised. See Note 13 in the Notes to Consolidated Financial Statements for the additional disclosures required by SFAS No. 123R.
     In July 2006, the FASB issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), an interpretation of FASB statement 109, Accounting for Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 is effective January 1, 2007 and the cumulative effect, if any, of applying FIN No. 48 will be recorded as an adjustment to retained earnings. The management of the Company is currently evaluating the impact of adopting FIN No. 48 to the Company’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”), which requires the recognition of the overfunded or underfunded status of a defined benefit retirement plan as an asset or liability in the statement of financial position and to recognize any changes in that funded status through comprehensive income. The provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The management of the Company is evaluating the impact to the Company’s consolidated financial statements of adopting SFAS No. 158 on December 31, 2006.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The management of the Company is evaluating the impact of SFAS No. 157, effective January 1, 2008, but does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s consolidated financial statements.

4. Long-term Debt
     Long-term debt consisted of senior-secured fixed-rate notes in the amount of $50.0 million as of September 30, 2006, and December 31, 2005.
     On October 18, 2006, the Company prepaid its senior-secured notes obligation using $50.0 million of its available cash and short-term investments. Under the original terms of the note agreement, the notes carried a fixed interest rate of 9.96% and a maturity date of January 31, 2008. As a result of this prepayment in the fourth quarter of 2006, the amount previously classified as long-term debt has been presented as a current obligation as of September 30, 2006. In accordance with the provisions of the note agreement, the Company was obligated to pay an additional make-whole interest amount of $2.6 million. The Company will accelerate the amortization of the outstanding balance of deferred financing costs associated with the debenture in the amount of $0.3 million. Both of these amounts will be expensed as interest in the Company’s financial statements during the fourth quarter of 2006.
     The fair values of the senior-secured notes as of September 30, 2006 prior to the fourth quarter 2006 prepayment, and as of December 31, 2005, were $53.4 million and $51.8 million, respectively. These fair values were estimated using a cash flow valuation model and available market data for securities with similar effective maturity dates. Interest paid during each of the three and nine month periods ended September 30, 2006, and 2005 was approximately $1.2 million and $3.7 million, respectively. Non-cash amortization of deferred financing costs classified as interest expense during each of the three month periods ended September 30, 2006, and 2005 was $0.1 million. Non-cash amortization of deferred financing costs classified as interest expense during the nine months ended September 30, 2006, and 2005 was $0.2 million and $0.1 million, respectively.

5. Stockholders’ Equity
     Changes in stockholders’ equity for the nine months ended September 30, 2006, were as follows (in thousands):

					Net Distributions
					to Ceridian	Retained		Total
				Additional	in Excess of	Earnings	Accumulated	Stock-
	Shares	Common	Treasury	Paid-In	Accumulated	Subsequent	Other Compre-	holders
	Outstanding	Stock	Stock	Capital	Earnings	to Spin-off	hensive Loss	Equity

Balance as of December 31, 2005	31,044	$16,169	$(647)	$94,908	$(242,870)	$228,211	$(3,417)	$92,354

Net income	—	—	—	—	—	45,736	—	45,736

Common stock issued	273	—	136	7,195	—	—	—	7,331

Stock repurchased	(1,992)	—	(996)	(69,004)	—	—	—	(70,000)

Excess tax benefit from stock option exercises	—	—	—	900	—	—	—	900

Non-cash compensation	—	—	—	5,175	—	—	—	5,175

Dividends declared	—	—	—	—	—	(9,004)	—	(9,004)

Other comprehensive income	—	—	—	—	—	—	176	176

Balance as of September 30, 2006	29,325	$16,169	$(1,507)	$39,174	$(242,870)	$264,943	$(3,241)	$72,668

          A quarterly cash dividend of $0.10 per common share was paid to stockholders on October 2, 2006.
6. Short-term Investments
     Short-term investments as of September 30, 2006, and December 31, 2005, consisted of $56.0 million and $52.6 million, respectively, in municipal and other government-issued variable-rate demand notes and auction-rate securities recorded by the Company at fair value. In addition, the Company recorded a $30.0 million receivable from brokers on unsettled trades as of December 31, 2005. All of the Company’s short-term investment assets are classified as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.
     For the three and nine months ended September 30, 2006, gross purchases of available-for-sale securities were $106.9 million and $383.5 million, respectively, and gross proceeds from sales of available-for-sale securities were $100.8 million and $410.0 million for the three and nine months ended September 30, 2006, respectively. There were no purchases or sales of short-term investments during the three and nine months ended September 30, 2005.

7. Inventories
     Inventories as of September 30, 2006, and December 31, 2005, consisted of $4.2 million and $0.4 million, respectively, of Portable People MeterTM equipment held for resale to international licensees of the PPMTM service. The inventory is accounted for on a first-in, first-out (FIFO) basis.
8. Net Income Per Weighted-Average Common Share
     The computations of basic and diluted net income per weighted-average common share for the three and nine months ended September 30, 2006 and 2005 are based on Arbitron’s weighted-average shares of common stock and potentially dilutive securities outstanding.
     Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of stock options are used to repurchase the Company’s common stock at the average market price for the period. As of September 30, 2006 and 2005 there were options to purchase 2,446,685 and 2,587,387 shares of the Company’s common stock outstanding, of which options to purchase 1,350,933 and 12,602 shares of the Company’s common stock, respectively, were excluded from the computation of diluted net income per weighted-average common share, either because the options’ exercise prices were greater than the average market price of the Company’s common shares or assumed repurchases from proceeds from the options’ exercise were potentially antidilutive.
     On January 24, 2006, the Company announced that its Board of Directors authorized a program to repurchase up to $70.0 million of its outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices through December 31, 2006. As of June 29, 2006, the Company completed the program by repurchasing 1,991,944 shares for an aggregate purchase price of $70.0 million.
9. Contingencies
     The Company is involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. Legal costs for services rendered in the course of these proceedings are charged to expense as they are incurred.
     During 2005, the Pennsylvania Department of Revenue concluded a sales tax audit and notified the Company of an assessment of $3.6 million, including outstanding sales tax and accumulated interest since 2001. Since 2005, the assessment has increased due to additional interest to $3.8 million as of September 30, 2006.
     Currently, the Company is in the appeals process with the Commonwealth of Pennsylvania, and continues to contest the assessment in its entirety. Consistent with the findings of a previous Pennsylvania sales tax audit, the Company contends that it continues to provide nontaxable services to its Pennsylvania customers and intends to vigorously defend this position during the appeals process. Although the Company anticipates a successful outcome, it cannot guarantee that a favorable settlement will occur. Given the nature of this uncertainty, no loss has been recognized as of September 30, 2006.

10. Comprehensive Income and Accumulated Other Comprehensive Loss
     The Company’s comprehensive income comprises net income and foreign currency translation adjustments, net of tax (expense) benefits. The components of comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$20,190	$20,901	$45,736	$56,132
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax expense of $20 and $108 for the three and nine month periods in 2006 and tax benefit of $14 and $85 for the three and nine month periods in 2005, respectively.	25	(23)	170	(172)
Additional minimum pension liability, tax benefit of $6 for the three and nine months in 2006.	6	—	6	—

Other comprehensive income (loss)	31	(23)	176	(172)

Comprehensive income	$20,221	$20,878	$45,912	$55,960

The components of accumulated other comprehensive loss were as follows (in thousands):

	September 30,	December 31,
	2006	2005
Foreign currency translation adjustment	$247	$77
Additional minimum pension liability	(3,488)	(3,494)

Accumulated other comprehensive loss	$(3,241)	$(3,417)

11. Retirement Plans
     Certain of Arbitron’s United States employees participate in a defined-benefit pension plan that closed to new participants effective January 1, 1995. Arbitron subsidizes health care benefits for eligible retired employees who participate in the pension plan and were hired before January 1, 1992.
     The components of periodic benefit costs for the defined-benefit pension plan and postretirement plan were as follows (in thousands):

	Defined-Benefit		Postretirement
	Pension Plan		Plan
	Three Months		Three Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Service cost	$242	$202	$8	$10
Interest cost	413	387	17	20
Expected return on plan assets	(491)	(427)	—	—
Amortization of prior service cost	5	6	—	—
Amortization of net loss	180	140	5	8

Net periodic benefit cost	$349	$308	$30	$38

	Defined-Benefit		Postretirement
	Pension Plan		Plan
	Nine Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Service cost	$725	$606	$26	$30
Interest cost	1,238	1,161	50	60
Expected return on plan assets	(1,479)	(1,247)	—
Amortization of prior service cost	17	18	—	—
Amortization of net loss	539	420	15	24

Net periodic benefit cost	$1,040	$958	$91	$114

     In September 2006 Arbitron made a contribution of $2.9 million to the defined-benefit pension plan.
12. Taxes
     The Company’s effective tax rate was reduced from 37.8% for the year ended December 31, 2005 to 37.1% for the nine months ended September 30, 2006, reflecting the impact of increased tax-exempt interest income. The effective tax rate of 37.8% in 2005 excludes the impact of a $4.1 million tax benefit recognized on the reversal of certain tax contingencies for the nine months ended September 30, 2005. Income taxes paid for the nine months ended September 30, 2006, and 2005 was $19.3 million and $20.5 million, respectively.

13. Share-Based Compensation
     The following table sets forth information with regard to the financial statement impact of adopting SFAS No. 123R, effective January 1, 2006, (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Cost of revenue	$130	$443
Selling, general and administrative	1,105	4,171
Research and development	84	307

Operating income (loss)	(1,319)	(4,921)

Income (loss) before income tax expense	(1,319)	(4,921)

Net income (loss)	$(813)	$(3,031)

Basic earnings per weighted-average common share	$(0.03)	$(0.10)
Diluted earnings per weighted-average common share	$(0.03)	$(0.10)

Net cash used by operating activities	$(178)	$(900)
Net cash provided by financing activities	$178	$900
     The share-based compensation expense charged against operating income for the Company’s share-based compensation plans was approximately $5.2 million for the nine months ended September 30, 2006, consisting of $4.4 million, $0.5 million, and $0.3 million, for selling, general and administrative expense, cost of revenue, and research and development, respectively. The Company’s share-based compensation expense was approximately $1.4 million for the three months ended September 30, 2006, consisting of $1.2 million, $0.1 million, and $0.1 million, for selling, general and administrative expense, cost of revenue, and research and development, respectively. The share-based compensation expense for the three and nine months ended September 30, 2006, included $0.1 million and $0.2 million, respectively, of expense related to deferred stock units granted to nonemployee directors, which were historically required to be expensed prior to the implementation of SFAS No. 123R. Share-based compensation expense for the three and nine months ended September 30, 2005 was $0.1 million and $0.3 million, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.5 million and $1.9 million for the three and nine months ended September 30, 2006, respectively. There was no capitalized share-based compensation cost incurred as of September 30, 2006.
     The Company has two stock incentive plans (“SIPs”) from which awards of stock options, nonvested share awards and performance unit awards are granted to eligible participants: the 1999 SIP, a stockholder-approved plan, and the 2001 SIP, a non-stockholder-approved plan. The Company’s 1999 and 2001 SIPs permit the grants of share-based awards, including stock options and nonvested share awards, for up to 5,204,009 shares of common stock. The Company believes that such awards align the interests of its employees with those of its shareholders. Eligible participants in the 1999 and 2001 SIPs include all employees of the Company and any nonemployee director, consultant, and independent contractor of the Company. The Company’s policy for issuing shares upon option exercise or conversion of its nonvested share awards and deferred stock units is to issue new shares of common stock, unless treasury stock is available at the time of exercise or conversion.

     In some cases the vesting of share-based awards is accelerated due to an employee’s retirement. Prior to the adoption of SFAS No. 123R, the amount disclosed for the Company’s pro forma compensation expense did not include an acceleration of expense recognition for retirement eligible employees. For share-based arrangements granted subsequent to the adoption of SFAS No. 123R, the Company accelerates expense recognition if retirement eligibility affects the vesting of the award. If the accelerated pro forma expense recognition had occurred prior to January 1, 2006, the share-based compensation expense for the three and nine months ended September 30, 2006, would have been lower by $0.2 million and $0.9 million, respectively.
Stock Options
     Stock options awarded to employees under the 1999 and 2001 SIPs generally vest annually over a three-year period, have five-year or 10-year terms and have an exercise price not less than the fair market value of the underlying stock at the date of grant. Stock options granted to directors under the 1999 SIP generally vest upon the date of grant, are generally exercisable six months after the date of grant, have 10-year terms and have an exercise price not less than the fair market value of the underlying stock at the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the SIPs).
     The Company uses historical data to estimate option exercise and employee termination in order to determine the expected term of the option; identified groups of optionholders that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted represents the period of time that such options are expected to be outstanding. The expected term can vary for certain groups of optionholders exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury strip bond yield curve in effect at the time of grant. Expected volatilities are based on the historical volatility of the Company’s common stock. The fair value of each option granted during the three and nine months ended September 30, 2006, was estimated on the date of grant using a Black-Scholes option valuation model that used the assumptions noted in the following table.

	Three Months Ended	Nine MonthsEnded
	September 30,	September 30,
	2006	2006
Expected volatility	26.79 - 26.83%	26.83 - 27.34%
Expected dividends	1.00%	1.00%
Expected term (in years)	5.25 - 6.00	5.25 - 6.00
Risk-free rate	4.66 - 4.71%	4.37 - 5.07%
     The weighted-average volatility for options granted during the three and nine months ended September 30, 2006 was 26.80% and 27.33%, respectively. The weighted-average risk-free rate for options granted during the three and nine months ended September 30, 2006 was 4.67% and 4.70%, respectively. The weighted-average expected term for options granted during the three and nine months ended September 30, 2006, was 5.45 years and 5.74 years, respectively.

     A summary of option activity under the SIPs as of September 30, 2006, and changes during the nine months then ended, is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
Options	Shares	Exercise Price	Term (Years)	($000)
Outstanding at January 1, 2006	2,416,733	$34.97
Granted	301,153	39.49
Exercised	(239,827)	26.75
Forfeited or expired	(31,374)	30.45

Outstanding at September 30, 2006	2,446,685	$36.39	5.87	$5,126

Vested or expected to vest at September 30, 2006	2,439,576	$36.38	5.86	$5,126

Exercisable at September 30, 2006	1,783,032	$35.11	4.81	$5,119

     The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006, and 2005 was $12.55 and $13.71, respectively. The weighted-average grant-date fair value of options granted during the three months ended September 30, 2006, and 2005 was $11.14 and $13.53, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006, and 2005 was $2.4 million and $13.2 million, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2006, and 2005 was $0.5 million and $2.6 million, respectively.
     As of September 30, 2006, there was $4.4 million of total unrecognized compensation cost related to options granted under the SIPs. Cash received from option exercises for the nine months ended September 30, 2006, and 2005 was $6.4 million and $21.1 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $0.9 million and $5.1 million for the nine months ended September 30, 2006, and 2005, respectively.
Nonvested Share Awards
     A summary of the status of the Company’s nonvested share awards as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

		Weighted-Average
		Grant-Date Fair
Nonvested Share Awards	Shares	Value

Outstanding at January 1, 2006	14,250	$40.90
Granted	89,482	38.59
Vested	(2,458)	40.51
Forfeited	—	—

Nonvested at September 30, 2006	101,274	$38.87

Expected to vest at September 30, 2006	101,274	$38.87

     As of September 30, 2006, there was $3.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the SIPs. The Company’s nonvested share awards generally vest over four or five years on either a monthly or annual basis. The aggregate cost of nonvested share- based awards is expected to be recognized over a weighted-average period of 3.13 years. The total fair value of share awards vested during the three and nine month periods ended September 30, 2006, was less than $0.1 million and $0.1 million, respectively.
Deferred Stock Units
     A summary of the status of the Company’s deferred stock units as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

		Weighted-Average
		Grant-Date Fair
Nonvested Deferred Stock Units	Shares	Value

Outstanding at January 1, 2006	—	—
Granted	23,872	38.26
Vested	(5,686)	36.27
Forfeited	—	—

Nonvested at September 30, 2006	18,186	$38.88

Vested at September 30, 2006	17,772	$38.73

Expected to vest at September 30, 2006	18,186	$38.88

     As of September 30, 2006, the total unrecognized compensation cost related to deferred stock units granted under the SIPs was $0.7 million. Deferred stock units granted to employees vest annually over a three-year period and are convertible to shares of common stock, subsequent to their termination of employment. Deferred stock units granted to nonemployee directors vest immediately upon grant, are convertible to shares of common stock subsequent to their termination of service as a director, and are issued at the fair market value of the Company’s stock upon the date of grant. The aggregate cost of deferred stock units granted to employees is expected to be recognized over a three-year period beginning January 1, 2007. The total fair value of deferred stock units granted to nonemployee directors and vested during the nine months ended September 30, 2006, was $0.2 million.
Employee Stock Purchase Plan
     The Company’s compensatory Employee Stock Purchase Plan (“ESPP”) provides for the issuance of up to 600,000 shares of newly issued or treasury common stock of Arbitron. The purchase price of the stock to ESPP participants is 85% of the lesser of the fair market value on either the first day or the last day of the applicable three-month offering period. The total amount of compensation expense recognized for ESPP share-based arrangements was $0.1 million and $0.2 million for the three and nine months ended September 30, 2006, respectively. The number of ESPP shares issued during the three and nine months ended September 30, 2006, was 10,304 and 30,050 shares, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with Arbitron’s consolidated financial statements and the notes related to those consolidated financial statements contained elsewhere in this Form 10-Q.
Forward-Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron Inc. and its subsidiaries (“we,” “our,” “Arbitron” or the “Company”) in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes,” or “plans,” or comparable terminology, are forward-looking statements based on current expectations about future events, which Arbitron has derived from information currently available to it. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied in such forward-looking statements. These risks and uncertainties include whether we will be able to:
•	renew contracts with large customers as they expire;

•	successfully execute our business strategies, including implementation of our Portable People MeterTM service and entering into potential joint-venture or other material third-party agreements;

•	effectively manage the impact of any further consolidation in the radio and advertising agency industries;

•	keep up with rapidly changing technological needs of our customer base, including creating new proprietary software systems and new customer products and services that meet these needs in a timely manner;

•	successfully manage the impact on our business of any economic downturn generally and in the advertising market in particular;

•	successfully manage the impact on costs of data collection due to lower respondent cooperation in surveys, privacy concerns, consumer trends, the growing adoption of cell-phone service in place of landline service, technology changes and/or government regulations;

•	successfully develop and implement technology solutions to measure multimedia and advertising in an increasingly competitive environment; and

•	successfully obtain and/or maintain Media Rating Council (“MRC”) accreditation for our audience measurement services.
     Additional important factors known to Arbitron that could cause actual results to differ materially from our forward-looking statements are identified and discussed from time to time in Arbitron’s filings with the Securities and Exchange Commission, including, in particular, the risk factors discussed under the caption “ITEM 1A. RISK FACTORS” in Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2005.
     The forward-looking statements contained in this document speak only as of the date hereof, and Arbitron undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview
     Arbitron is an international media and marketing research firm primarily serving radio, cable television, advertising agencies, advertisers, out-of-home media and, through its Scarborough joint venture, broadcast television and print media. Arbitron currently has four main services:
•	measuring radio audiences in local markets in the United States and Mexico;

•	measuring national radio audiences and the audience size and composition of network radio programs and commercials;

•	providing application software used for accessing and analyzing media audience and marketing information data; and

•	providing consumer, shopping and media usage information services to radio, cable television, advertising agencies, advertisers, retailers, out-of-home media, online industries and, through its Scarborough joint venture, broadcast television and print media.
Portable People MeterTM Service
     For several years, Arbitron has pursued a strategy of evolving its data collection business from diaries, which are completed by hand and returned by mail from respondents, to portable electronic measurement devices, which passively provide measurement services without additional manual effort by respondents beyond carrying or wearing the meter. This strategy has been pursued to improve quality by taking advantage of new technological capabilities and to address the vast increase in media delivery vehicles, both inside and outside of the home. Arbitron has developed a Portable People Meter system capable of measuring radio, broadcast television, cable television, Internet broadcasts, satellite radio and television audiences, and retail store video and audio broadcasts.
     In May 2000, Arbitron entered into an agreement with Nielsen Media Research, Inc. (“Nielsen Media Research”), a provider of U.S. television and cable audience measurement services, under which Arbitron granted Nielsen Media Research an option to join Arbitron in the potential commercial deployment of the PPMTM system for audience measurement in the United States, for both the television and radio industries, and the costs of such commercialization would be shared with Nielsen Media Research. On March 1, 2006, Arbitron announced that Nielsen Media Research did not exercise its option and the option was terminated.
     Arbitron currently is concentrating its efforts on previously announced plans to create a PPM ratings service for radio. Through its custom research services, Arbitron is exploring applications of PPM data, including nonratings programming, marketing, and out-of-home services for broadcast television and cable television. Arbitron is also exploring providing services for retail store media exposure. On March 14, 2006, Arbitron announced that it would begin the rollout of the PPM service as its radio ratings service in the top 50 markets in the United States. Under its current rollout schedule, PPM service is expected to be introduced into the top 10 radio markets by the fall of 2008, and into all of the top 50 radio markets two to three years thereafter. Pending accreditation by the MRC, Houston is expected to become the first radio market to be electronically measured. Arbitron is committed to pursuing MRC accreditation of the PPM service in PPM markets. Arbitron has begun installation of a panel of consumers for its Philadelphia PPM service.
     On May 18, 2006, Arbitron announced that CBS Radio, which is one of the largest major-market operators in the United States and in 2005 represented approximately nine percent of Arbitron’s revenue, had entered into a seven-year agreement for PPM radio ratings when the new audience ratings technology is deployed in the 35 CBS Radio markets encompassed in Arbitron’s previously announced PPM service rollout plan. In addition to CBS Radio, more than 10 other radio broadcasters have recently signed long-term contracts to use the PPM service, if Arbitron deploys the PPM service for commercial use. These broadcasters, and the market(s) for which they signed, accounted for more than 40% of the total radio advertising dollars in the top 12 U.S. markets in 2005.

     To date, Arbitron has also signed contracts with a number of national and regional advertising agencies to use the PPM service, if Arbitron deploys the PPM service for commercial use. These agencies accounted for more than 90% of the national advertising dollars spent on radio advertising in 2005. Arbitron believes this is significant progress toward gaining a critical mass of industry support for deploying the PPM service as a local market radio ratings system.
     Although additional milestones remain and there is the possibility that commercialization of the PPM service could be delayed, or that a competitor might preempt PPM service commercialization entirely, Arbitron continues to believe that the PPM service represents a significant enhancement to and a viable replacement for its diary-based ratings service and is an essential component of the Company’s future growth.
     As Arbitron has previously disclosed, commercialization of the PPM service will require a substantial financial investment. While the Company has preserved some of its cash and short-term investments in anticipation of such requirements, the expenditures likely to be incurred in connection with such commercialization are significant. The Company currently estimates that the aggregate capital expenditure associated with PPM service commercialization for audience ratings measurement will be approximately $25.0 million for the first two to three years of commercialization. Arbitron also anticipates that, over the same period, its results of operations will be negatively impacted as a result of the rollout of this PPM service, which impact will be material. Ultimately, the Company believes that, while commercialization of the PPM service for the radio ratings service will have a near-term negative impact on the Company’s results of operations, its operating margins can be restored to historical levels by the end of the rollout period, although there can be no assurance that this will be the case.
     The amount of capital required for deployment of the PPM service and the impact of the rollout on the Company’s results of operations will be greatly affected by the speed with which the radio industry requests the PPM service and the timing of the rollout. If the radio industry is slow to accept the PPM service, as opposed to the use of diaries or some other competing alternative, then it will take longer to roll out the commercialization of the PPM service, and the costs associated with that deployment will be delayed. On the other hand, if the radio industry asks for electronic measurement sooner rather than later, Arbitron’s capital needs will intensify, and the near-term negative impact on the Company’s results of operations will be more significant.
     In June 2005, Clear Channel Communications, Inc. (“Clear Channel”), which is the largest owner of radio stations in the United States and represented approximately 19 percent of Arbitron’s revenue in 2005, announced that it was issuing a Request for Proposals to create a “state-of-the-art” radio ratings system to replace the current diary measurement system to which it subscribes. This process is ongoing. Clear Channel has organized a cross-industry evaluation committee to review the proposals and this committee has identified Arbitron as one of the few companies to move forward to the next level of review.
Portable People Meter Service– National Marketing Panel (“Project Apollo”)
     Arbitron began testing additional marketing research applications of the PPM technology in 2003. One application that Arbitron began testing was the use of the PPM system as the media collection tool for a national marketing-oriented panel designed to correlate advertising with shopping behavior and sales. The objective of this service is to provide multimedia exposure data combined with sales data from a single source to produce a measure of advertising effectiveness for advertisers, agencies and broadcasters.
     In September 2004, Arbitron announced that the Company and VNU, Inc. (“VNU”) agreed to jointly explore the development of a new national marketing research service, called “Project Apollo,” that collects multimedia and purchase information from a common sample of consumers. In April 2005, Arbitron and VNU entered into a cost-sharing agreement to share costs and capital expenditures associated with the development and deployment of the pilot panel. Although this contract expired on May 31, 2006, Arbitron and VNU have agreed to continue sharing costs and capital expenditures related to the development of this national market research service while they negotiate the terms of a formal joint venture for this service. In January 2006, Arbitron announced that a test panel of more than 5,000 households and 11,000 people had been installed as part of the demonstration of the national marketing research service. In October 2006, Arbitron and VNU extended the test panel to run into 2007 to complete media encoding and permit participation of additional advertisers, such as Wal-Mart Stores Inc. which was recently signed in October 2006. Seven advertisers, which in the aggregate spent more than $6.8 billion on advertising on U.S. measured media in 2005, are collaborating with Arbitron and VNU: Kraft, Pepsi, Pfizer, SC Johnson, Procter & Gamble, Unilever, and Wal-Mart Stores Inc. These companies have signed an agreement to receive Project Apollo pilot panel data.

     The World Federation of Advertisers, a worldwide network of 55 National Advertiser Associations on five continents and over 40 of the world’s top 100 advertisers, has officially endorsed the development of Project Apollo in the United States. The national marketing research service is a new service, however, for which market acceptance is not yet known. This service would require substantial additional expenditures if it ultimately proves to be a viable commercial service. During the nine months ended September 30, 2006, the Company incurred approximately $6.8 million of net expenditures relating to the national marketing pilot. If a decision is made to commercialize this service, substantial additional expenditures would be incurred during the next few years.
     Since the pilot program for the PPM national marketing service is in progress and customer response is preliminary, it is not yet possible to provide a meaningful assessment of future costs associated with a potential commercialization of this service. However, the same general cost pattern would apply as with the PPM ratings service, which is that substantial costs would have to be incurred in advance of revenues. This would result in a negative impact on results of operations in the first two to three years of commercialization, which impact likely would be material.
Portable People Meter Service– International
     Arbitron has entered into commercial agreements with a number of international media information services companies pursuant to which the companies have been granted a license to use Arbitron’s PPM encoding technology in their audience measurement services in specific countries outside the United States. Use of the PPM service continues to make progress internationally. On March 24, 2006, Arbitron announced that TNS Inc. (“TNS”), a PPM service licensee, signed a five-year contract with the Kazakhstan television Joint Industry Committee to provide trading currency television audience measurement using Arbitron’s PPM system. TNS and the Steadman Group also announced plans to provide industry audience measurement for radio, television, and print to Kenya.
     On May 18, 2006, Arbitron announced that RAJAR (Radio Joint Audience Research Limited), the industry radio ratings consortium for the United Kingdom, in combination with BARB (Broadcaster’s Audience Research Board), the joint industry committee responsible for television audience measurement in the United Kingdom, selected Arbitron’s PPM system for an electronic radio and television audience measurement demonstration panel in London, a market of more than six million persons. This two-year panel will operate in parallel to the current ratings systems in the United Kingdom and the data will be analyzed separately.
     These international licenses are not currently a material part of Arbitron’s business.
Significant Concentrations
     Arbitron’s quantitative radio audience measurement business and related software sales accounted for approximately 94% and 89% of its revenue for the three and nine months ended September 30, 2006, respectively. The Company expects that for the year ended December 31, 2006, Arbitron’s quantitative radio audience measurement business and related software sales will account for approximately 85% of its revenue, which is consistent with historic annual trends. Quarterly fluctuations in this percentage are reflective of the seasonal delivery schedule of the Company’s radio audience measurement business.
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
Response Rates and Sample Proportionality
     Arbitron uses listener diaries to gather radio listening data from sample households in the United States local markets for which it currently provides radio ratings. A representative sample of the population in each local market is randomly selected for each survey. This sample is recruited by telephone to keep a diary of their radio listening for one week. Participants are asked to designate in their diary the station(s) to which they are listening, when they are listening and where they are listening, such as home, car, work or other place. To encourage their participation in the survey, Arbitron gives diarykeepers a modest cash incentive, sends follow-up letters, and makes additional phone calls. Arbitron receives and processes more than 1.5 million diaries every year to produce its audience listening estimates. It has become increasingly difficult and more costly to obtain consent from the phone sample to participate in the surveys. Arbitron must achieve response rates sufficient to maintain confidence in its ratings, the support of the industry and accreditation by the MRC. Response rates are a quality measure of survey performance and an important factor impacting costs associated with data collection. Overall response rates have declined over the past several years. If response rates continue to decline further or if recruitment costs significantly increase, Arbitron’s radio audience measurement business could be adversely affected. Arbitron has committed extensive efforts and resources to address the decline of response rates.
     Another measure often used by clients to assess quality in Arbitron’s surveys is proportionality, which refers to how well the distribution of the sample for any individual survey matches the distribution of the population in the market. In recent years, Arbitron’s ability to deliver good proportionality in its surveys among younger demographic groups has deteriorated, caused in part by the trend among some households to disconnect their landline phones, effectively removing these households from the Arbitron sample frame. Arbitron has conducted a number of research tests over the past two years addressing this issue, including calling cellular phones to place diaries. The Company expects to phase in cellular-phone-only households into the Arbitron sample frame beginning in 2008.
     In March 2006, Arbitron announced a comprehensive set of initiatives to bolster response rates and improve sample proportionality among African - American, Hispanic, and young male respondents in the Company’s diary-based markets. These initiatives include providing for substantial increases in cash incentives and other survey treatments. The Company continues to research and test new measures to address these sample quality challenges.
Small Market Initiatives
     In May 2005, Arbitron announced a program designed to increase the stability of radio audience estimates in certain small markets by applying a quarterly rolling-sample approach to surveys covering 110 small markets. The goal of this program is to provide quality enhancements for the Company’s service in certain small markets and increase the reliability of reported data by reducing the fluctuations in audience estimates from measurement period to measurement period. By combining the quarterly measurement of the related surveys, the sample size for analyzing audience demographics for these small markets will be increased without any increased cost to the Company’s customers. The first phase of this program was successfully implemented during the Fall 2005 survey, with all affected reports issued during the three months ended March 31, 2006. The result of these enhancements was a 40 — 50% reduction in ratings share fluctuation. The second phase is scheduled to begin with the release of the Spring 2008 radio survey results. In the second phase, the surveys will be conducted by allocating the placement of diaries evenly over a 12 month period. Audience estimates will then be reported in four reports per year based on the most recent 12 months of sample.

Stock Repurchase
     On January 24, 2006, Arbitron announced that its Board of Directors authorized a program to repurchase up to $70.0 million of its outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices through December 31, 2006. As of June 29, 2006, the program was completed with 1,991,944 shares being repurchased for an aggregate purchase price of $70.0 million.
Debt Prepayment
     On October 18, 2006, the Company prepaid its senior-secured notes obligation using $50.0 million of its available cash and short-term investments. Under the original terms of the note agreement, the notes carried a fixed interest rate of 9.96% and a maturity date of January 31, 2008. As a result of this prepayment in the fourth quarter of 2006, the amount previously classified as long-term debt has been presented as a current obligation as of September 30, 2006. In accordance with the provisions of the note agreement, the Company was obligated to pay an additional make-whole interest amount of $2.6 million. The Company will accelerate the amortization of the outstanding balance of deferred financing costs associated with the debenture in the amount of $0.3 million.
New Accounting Pronouncements
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R (“SFAS No. 123R”), Share-Based Payments Revised. See Notes 2 and 13 in the Notes to Consolidated Financial Statements for the three and nine months ended September 30, 2006, for the additional disclosures required by SFAS No. 123R.
     In July 2006, the FASB issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), an interpretation of FASB statement 109, Accounting for Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 is effective January 1, 2007 and the cumulative effect, if any, of applying FIN No. 48 will be recorded as an adjustment to retained earnings. The management of the Company is currently evaluating the impact of adopting FIN No. 48 to the Company’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”), which requires the recognition of the overfunded or underfunded status of a defined benefit retirement plan as an asset or liability in the statement of financial position and to recognize any changes in that funded status through comprehensive income. The provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The management of the Company is evaluating the impact to the Company’s consolidated financial statements of adopting SFAS No. 158 on December 31, 2006.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The management of the Company is evaluating the impact of SFAS No. 157, effective January 1, 2008, but does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s consolidated financial statements.
Critical Accounting Policies and Estimates
     Critical accounting policies and estimates are those that are both important to the presentation of the Company’s financial position and results of operations, and require management’s most difficult, complex or subjective judgments.

     The Company capitalizes software development costs with respect to significant internal-use software initiatives or enhancements in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The costs are capitalized from the time that the preliminary project stage is completed and management considers it probable that the software will be used to perform the function intended until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are amortized over periods of three to five years. Management performs an assessment quarterly to determine if it is probable that all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value. During the nine months ended September 30, 2006, Arbitron recorded an impairment charge of $0.6 million for internally developed PPM software associated with the Nielsen Media Research election not to join Arbitron in the commercial deployment of the PPM system. As of September 30, 2006, and December 31, 2005, the Company’s capitalized software developed for internal use had carrying amounts of $18.3 million and $15.2 million, respectively, including $8.1 million and $6.7 million, respectively, of software related to the PPM system.
     Arbitron uses the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Management must make assumptions, judgments and estimates to determine the current provision for income taxes and also deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Assumptions, judgments, and estimates relative to the current provision for income taxes take into account current tax laws, interpretation of current tax laws and possible outcomes of current and future audits conducted by domestic and foreign tax authorities. Changes in tax law or interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in the consolidated financial statements. Assumptions, judgments and estimates relative to the value of a deferred tax asset take into account forecasts of the amount and nature of future taxable income. Actual operating results and the underlying amount and nature of income in future years could render current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause actual income tax obligations to differ from estimates, thus impacting Arbitron’s financial position and results of operations.

Results of Operations
Comparison of the Three Months Ended September 30, 2006 to the Three Months Ended September 30, 2005
     The following table sets forth information with respect to the consolidated statements of income of Arbitron:
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended		Increase		Percentage of
	September 30,		(Decrease)		Revenue
	2006	2005	Dollars	Percent	2006	2005
Revenue	$90,714	$85,615	$5,099	6.0%	100.0%	100.0%
Costs and expenses
Cost of revenue	26,775	25,845	930	3.6%	29.5%	30.2%
Selling, general and administrative	18,665	16,600	2,065	12.4%	20.6%	19.4%
Research and development	11,340	10,246	1,094	10.7%	12.5%	12.0%

Total costs and expenses	56,780	52,691	4,089	7.8%	62.6%	61.5%

Operating income	33,934	32,924	1,010	3.1%	37.4%	38.5%
Equity in net (loss) income of affiliate	(1,827)	193	(2,020)		(2.0%)	0.2%

Income before interest and income tax expense	32,107	33,117	(1,010)	(3.0%)	35.4%	38.7%
Interest income	723	797	(74)	(9.3%)	0.8%	0.9%
Interest expense	1,061	986	75	7.6%	1.2%	1.2%

Income before income tax expense	31,769	32,928	(1,159)	(3.5%)	35.0%	38.5%
Income tax expense	11,579	12,027	(448)	(3.7%)	12.8%	14.0%

Net income	$20,190	$20,901	$(711)	(3.4%)	22.2%	24.5%

Net income per weighted-average common share
Basic	$0.69	$0.67	$0.02	3.0%
Diluted	$0.68	$0.66	$0.02	3.0%

Dividends declared per share	$0.10	$0.10	$—

Other data:

EBIT (1)	$32,107	$33,117	$(1,010)	(3.0%)
EBITDA (1)	$34,609	$34,529	$80	0.2%

EBIT and EBITDA Reconciliation (1)
Net income	$20,190	$20,901	$(711)
Income tax expense	11,579	12,027	(448)
Interest income	(723)	(797)	(74)
Interest expense	1,061	986	75

EBIT (1)	32,107	33,117	(1,010)
Depreciation and amortization	2,502	1,412	1,090

EBITDA (1)	$34,609	$34,529	$80

(1)	EBIT (earnings before interest and income taxes) and EBITDA (earnings before interest, income taxes, depreciation and amortization) are non-GAAP financial measures that the management of Arbitron believes are useful to investors in evaluating the Company’s results. For further discussion of these non-GAAP financial measures, see paragraph below entitled “EBIT and EBITDA” of this quarterly report.

     The following table sets forth information with regard to share-based compensation expense recognized under SFAS No. 123R and APB 25 for the three months ended September 30, 2006, and September 30, 2005, respectively:

	Three Months Ended
	September 30,
	2006	2005	Change
Cost of revenue	$130	$—	130
Selling, general and administrative	1,186	100	1,086
Research and development	84	—	84

Total costs and expenses	1,400	100	1,300

Operating income (loss)	(1,400)	(100)	(1,300)

Income tax benefit	538	38	500

Net income (loss)	$(862)	$(62)	$(800)

Net income (loss) per weighted-average common share
Basic	$(0.03)	$(0.00)	$(0.03)
Diluted	$(0.03)	$(0.00)	$(0.03)
     Revenue. Revenue increased 6.0% to $90.7 million for the three months ended September 30, 2006, from $85.6 million for the same period in 2005, due primarily to price escalations in multiyear customer contracts and contract renewals for Arbitron’s ratings and qualitative services, partially offset by a $3.9 million decrease in Scarborough revenue, resulting from a 22 market decrease in the number of delivered Scarborough markets for the three months ended September 30, 2006, as compared to the same period of 2005.
     Cost of Revenue. Cost of revenue increased by 3.6% to $26.8 million for the three months ended September 30, 2006, from $25.8 million for the same period in 2005. As a percentage of revenue, cost of revenue decreased from 30.2% in 2005 to 29.5% in 2006. The increase in cost of revenue was primarily attributable to increased costs of $1.8 million related to the Project Apollo pilot panel for a national marketing research service. Due to the sale of Project Apollo pilot panel data in 2006, these costs were classified as cost of revenue in 2006, and in 2005 were classified as research and development in the amount of $1.0 million for the three months ended September 30, 2005. This increase was partially offset by a $1.0 million decrease in Arbitron’s core quantitative and qualitative and software application services, which includes a $2.3 million decrease in royalties and a $1.5 million increase in data collection costs. The decrease in royalties resulted primarily from a 22 market decrease in delivered Scarborough markets for the three months ended September 30, 2006, as compared to the same period of 2005.
     Selling, General and Administrative. Selling, general and administrative expenses increased 12.4% to $18.7 million for the three months ended September 30, 2006, from $16.6 million for the same period in 2005, and increased as a percentage of revenue to 20.6% in 2006 from 19.4% in 2005. The adoption of SFAS No. 123R, effective January 1, 2006, resulted in approximately $1.1 million of additional compensation expense in selling, general and administrative related to the Company’s share-based awards. In addition, approximately $0.9 million of the increase in selling, general and administrative expenses was due to an increase in Arbitron’s core quantitative, qualitative and software application services, which includes a $0.4 million increase in sales and marketing costs associated with the strategic development of the Company’s ratings business.

     Research and Development. Research and development expenses increased 10.7% to approximately $11.3 million during the three months ended September 30, 2006, from $10.2 million for the same period in 2005, and increased as a percentage of revenue to 12.5% in 2006 from 12.0% in 2005. Increased spending of $2.0 million resulted from the Company’s continued development of the next generation of client software, and applications and infrastructure to support the PPM service and the diary-based service, partially offset by a $1.0 million decrease in research and development expenses associated with the Project Apollo pilot panel for a national marketing research service, which were classified as cost of revenue in 2006 as previously mentioned. The Company expects that its research and development expenses in aggregate will continue to increase in the future as a result of the strategic development of the Company’s ratings business.
     Operating Income. Operating income increased 3.1% to $33.9 million for the three months ended September 30, 2006, from $32.9 million for the same period in 2005. Operating margin percentage decreased to 37.4% in 2006 from 38.5% in 2005. Operating margins for the year ending December 31, 2006, will be negatively impacted due to higher costs related to the national marketing research service and the PPM ratings service, as well as continued expensing related to the Company’s share-based awards.
     Equity in Net (Loss) Income of Affiliate. Equity in net (loss) income of affiliate (relating to the Company’s Scarborough joint venture) decreased to a net loss of $1.8 million for the three months ended September 30, 2006, from net income of $0.2 million for the same period in 2005. The $2.0 million decrease was related primarily to the 22 market decrease in the number of delivered Scarborough markets mentioned previously.
     Interest Income. Interest income decreased 9.3% to $0.7 million for the three months ended September 30, 2006, from $0.8 million for the same period in 2005. The $0.1 million decrease for the three months ended September 30, 2006, as compared to the same period of 2005, was driven by lower cash balances resulting from the size and timing of the Company’s stock repurchase programs during both years, partially offset by higher interest rates for the three months ended September 30, 2006.
     Interest Expense. Interest expense increased by 7.6% to $1.1 million for the three months ended September 30, 2006, from approximately $1.0 million for the same period in 2005, due to decreased capitalization of interest on internally developed software projects.
     Income Tax Expense. The effective tax rate was reduced from 37.8%, which excludes the impact of a $4.1 million tax benefit recognized for the reversal of certain tax contingencies for the nine months ended September 30, 2005, to 37.1%, reflecting the impact of increased tax-exempt interest income for the same period in 2006.
     Net Income. Net income decreased 3.4% to $20.2 million for the three months ended September 30, 2006, from $20.9 million for the same period in 2005, due primarily to a 22 market decrease in the number of delivered Scarborough markets, increased expenses related to the strategic development of the Company’s ratings business, and additional share-based compensation expense, substantially offset by increased revenues from the Company’s quantitative ratings business. The Company expects that higher costs in the remainder of 2006 related to the deployment of Project Apollo will continue to adversely impact net income. The Company also expects that significant increases in PPM ratings expenses will be incurred to support future large-scale PPM service commercialization efforts.
     EBIT and EBITDA. Arbitron has presented EBIT and EBITDA, both non-GAAP financial measures, as supplemental information that management of Arbitron believes is useful to investors to evaluate the Company’s results because they exclude certain items that are not directly related to the Company’s core operating performance. EBIT is calculated by adding back net interest expense and income tax expense to net income. EBITDA is calculated by adding back net interest expense, income tax expense, depreciation and amortization to net income. EBIT and EBITDA should not be considered substitutes either for net income, as indicators of Arbitron’s operating performance, or for cash flow, as measures of Arbitron’s liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. EBIT decreased by 3.0% to $32.1 million, and EBITDA increased by 0.2% to $34.6 million for the three months ended September 30, 2006, from $33.1 million and $34.5 million, respectively, for the same period in 2005.

Comparison of the Nine Months Ended September 30, 2006 to the Nine Months Ended September 30, 2005
     The following table sets forth information with respect to the consolidated statements of income of Arbitron:
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Nine Months Ended		Increase		Percentage of
	September 30,		(Decrease)		Revenue
	2006	2005	Dollars	Percent	2006	2005
Revenue	$249,967	$234,626	$15,341	6.5%	100.0%	100.0%
Costs and expenses
Cost of revenue	87,714	76,131	11,583	15.2%	35.1%	32.4%
Selling, general and administrative	58,678	49,463	9,215	18.6%	23.5%	21.1%
Research and development	31,352	26,942	4,410	16.4%	12.5%	11.5%

Total costs and expenses	177,744	152,536	25,208	16.5%	71.1%	65.0%

Operating income	72,223	82,090	(9,867)	(12.0%)	28.9%	35.0%
Equity in net income of affiliate	851	2,337	(1,486)	(63.6%)	0.3%	1.0%

Income before interest and income tax expense	73,074	84,427	(11,353)	(13.4%)	29.2%	36.0%
Interest income	2,539	2,225	314	14.1%	1.0%	0.9%
Interest expense	2,941	3,053	(112)	(3.7%)	1.2%	1.3%

Income before income tax expense	72,672	83,599	(10,927)	(13.1%)	29.1%	35.6%
Income tax expense	26,936	27,467	(531)	(1.9%)	10.8%	11.7%

Net income	$45,736	$56,132	$(10,396)	(18.5%)	18.3%	23.9%

Net income per weighted-average common share
Basic	$1.52	$1.80	$(0.28)	(15.6%)
Diluted	$1.51	$1.77	$(0.26)	(14.7%)

Dividends declared per share	$0.30	$0.30	$—

Other data:

EBIT (1)	$73,074	$84,427	$(11,353)	(13.4%)
EBITDA (1)	$79,933	$88,637	$(8,704)	(9.8%)

EBIT and EBITDA Reconciliation (1)
Net income	$45,736	$56,132	$(10,396)
Income tax expense	26,936	27,467	(531)
Interest income	(2,539)	(2,225)	314
Interest expense	2,941	3,053	(112)

EBIT (1)	73,074	84,427	(11,353)
Depreciation and amortization	6,859	4,210	2,649

EBITDA (1)	$79,933	$88,637	$(8,704)

(1)	EBIT (earnings before interest and income taxes) and EBITDA (earnings before interest, income taxes, depreciation and amortization) are non-GAAP financial measures that the management of Arbitron believes are useful to investors in evaluating the Company’s results. For further discussion of these non-GAAP financial measures, see paragraph below entitled “EBIT and EBITDA” of this quarterly report.

     The following table sets forth information with regard to share-based compensation expense recognized under SFAS No. 123R and APB 25 for the nine months ended September 30, 2006, and September 30, 2005, respectively:

	Nine Months Ended
	September 30,
	2006	2005	Change
Cost of revenue	$443	$—	443
Selling, general and administrative	4,425	296	4,129
Research and development	307	—	307

Total costs and expenses	5,175	296	4,879

Operating income (loss)	(5,175)	(296)	(4,879)

Income tax benefit	1,987	113	1,874

Net income (loss)	$(3,188)	$(183)	$(3,005)

Net income (loss) per weighted-average common share
Basic	$(0.11)	$(0.01)	$(0.10)
Diluted	$(0.11)	$(0.01)	$(0.10)
     Revenue. Revenue increased 6.5% to $250.0 million for the nine months ended September 30, 2006, from $234.6 million for the same period in 2005, due primarily to increases in the ratings subscriber base, contract renewals, and price escalations in multiyear customer contracts for Arbitron’s quantitative data license revenue, a $1.8 million increase in qualitative subscriber base revenue, and a $1.4 million increase in software application service revenue, partially offset by a $1.4 million decrease in Scarborough revenue resulting from a six market decrease in the number of delivered Scarborough markets for the nine months ended September 30, 2006, as compared to the same period of 2005.
     Cost of Revenue. Cost of revenue increased by 15.2% to $87.7 million for the nine months ended September 30, 2006, from $76.1 million for the same period in 2005, and as a percentage of revenue to 35.1% in 2006 from 32.4% in 2005. The increase in cost of revenue was primarily attributable to a $5.7 million increase in Arbitron’s core quantitative and qualitative and software application services, which primarily includes a $4.8 million increase in data collection and processing costs and a $0.4 million increase for additional compensation expense in selling, general and administrative related to the Company’s share-based awards. Increased spending of $4.8 million related to the Project Apollo pilot panel for the national marketing research service, which in 2005 was classified as research and development in the amount of $1.3 million, and $1.5 million related to increased PPM international business also contributed to the overall increase in cost of revenue. These increases were partially offset by a $0.4 million decrease in Continental Research costs.
     Selling, General and Administrative. Selling, general and administrative expenses increased 18.6% to $58.7 million for the nine months ended September 30, 2006, from $49.5 million for the same period in 2005, and increased as a percentage of revenue to 23.5% in 2006 from 21.1% in 2005. Approximately $4.4 million of the increase in selling, general and administrative expenses was due to an increase in Arbitron’s core quantitative, qualitative and software application services, which includes a $1.7 million increase in sales and marketing costs associated with the strategic development of the Company’s ratings business. The adoption of SFAS No. 123R, effective January 1, 2006, resulted in approximately $4.1 million of additional compensation expense related to the Company’s share-based awards. Asset impairment charges related to internally developed software associated with the Nielsen Media Research election not to join Arbitron in the commercial deployment of the PPM system accounted for $0.6 million of the increase in selling, general, and administrative expenses.

     Research and Development. Research and development expenses increased 16.4% to $31.4 million during the nine months ended September 30, 2006, from $26.9 million for the same period in 2005, and increased as a percentage of revenue to 12.5% in 2006 from 11.5% in 2005. Increased spending of $5.3 million resulted from the Company’s continued development of the next generation of client software, and applications and infrastructure to support the PPM service and the diary-based service, partially offset by a $1.3 million decrease in research and development expenses associated with the Project Apollo pilot panel for a national marketing research service, which were classified as cost of revenue in 2006 as previously mentioned. The Company expects that its research and development expenses will increase in the future as a result of the strategic development of the Company’s ratings business.
     Operating Income. Operating income decreased 12.0% to $72.2 million for the nine months ended September 30, 2006, from $82.1 million for the same period in 2005. Operating margin percentage decreased to 28.9% in 2006 from 35.0% in 2005. Operating margins for the year ended December 31, 2006, will be negatively impacted due to higher research and development costs related to the national marketing research service and the PPM ratings service, as well as continued expensing related to the Company’s share-based awards.
     Equity in Net Income of Affiliate. Equity in net income of affiliate (relating to the Company’s Scarborough joint venture) decreased 63.6% to $0.9 million for the nine months ended September 30, 2006, from $2.3 million for the same period in 2005. The decrease in equity in net income of affiliate was primarily related to the six market decrease in the number of delivered Scarborough markets mentioned previously for the nine months ended September 30, 2006 as compared to the same period of 2005.
     Interest Income. Interest income increased 14.1% to $2.5 million for the nine months ended September 30, 2006, from $2.2 million for the same period in 2005. The $0.3 million increase was due to higher interest rates for the nine months ended September 30, 2006, as compared to the same period of 2005.
     Interest Expense. Interest expense decreased slightly by 3.7% to approximately $2.9 million for the nine months ended September 30, 2006, from approximately $3.1 million for the same period in 2005, due to capitalization of interest related to increased internally developed software projects.
     Income Tax Expense. The effective tax rate was reduced from 37.8%, which excludes the impact of a $4.1 million tax benefit recognized for the reversal of certain tax contingencies during the nine months ended September 30, 2005, to 37.1% for the nine months ended September 30, 2006, reflecting the impact of increased tax-exempt interest income.
     Net Income. Net income decreased 18.5% to $45.7 million for the nine months ended September 30, 2006, from $56.1 million for the same period in 2005, due primarily to increased expenses related to Project Apollo and the strategic development of the Company’s ratings business, additional share-based compensation expense for the adoption of SFAS No. 123R, effective January 1, 2006, and a decrease in affiliate income caused by a reduction of delivered markets for the nine months ended September 30, 2006, as compared to the same period of 2005. The Company expects that higher costs in the remainder of 2006 related to the deployment of Project Apollo will continue to adversely impact net income. The Company also expects that significant increases in PPM ratings expenses will be incurred to support future large-scale PPM service commercialization efforts.
     EBIT and EBITDA. Arbitron has presented EBIT and EBITDA, both non-GAAP financial measures, as supplemental information that management of Arbitron believes is useful to investors to evaluate the Company’s results because they exclude certain items that are not directly related to the Company’s core operating performance. EBIT is calculated by adding back net interest expense and income tax expense to net income. EBITDA is calculated by adding back net interest expense, income tax expense, depreciation and amortization to net income. EBIT and EBITDA should not be considered substitutes either for net income, as indicators of Arbitron’s operating performance, or for cash flow, as measures of Arbitron’s liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. EBIT decreased by 13.4% to $73.1 million, and EBITDA decreased by 9.8% to $79.9 million for the nine months ended September 30, 2006, from $84.4 million and $88.6 million, respectively, for the same period in 2005.

Liquidity and Capital Resources
     Working capital was ($12.7) million and $58.8 million as of September 30, 2006, and December 31, 2005, respectively. The $71.5 million decrease in working capital was primarily due to the reclassification of the Company’s $50.0 million senior-secured notes obligation, which was prepaid on October 18, 2006, to a short-term liability as of September 30, 2006. Excluding the deferred revenue liability, which does not require a significant additional cash outlay by the Company, working capital was $44.5 million and $121.2 million as of September 30, 2006, and December 31, 2005, respectively. Cash and cash equivalents were $32.9 million and $40.8 million as of September 30, 2006, and December 31, 2005, respectively. In addition, short-term investments and receivables from brokers, collectively, were $56.0 million and $82.6 million as of September 30, 2006, and December 31, 2005, respectively. Management expects that the Company’s cash position, along with these readily convertible assets, as of September 30, 2006, and cash flow generated from operations will be sufficient to support the Company’s operations for the foreseeable future.
     Net cash provided by operating activities was $49.1 million and $54.6 million for the nine months ended September 30, 2006, and 2005, respectively. The $5.5 million decrease in net cash provided by operating activities was mainly attributable to a $10.4 million decrease in net income, partially offset by a non-cash compensation increase of $4.9 million in share-based compensation due to the January 1, 2006 adoption of SFAS No. 123R. Increased operating expenses significantly impacted the decrease in net income, including those associated with developing the next generation of client software, and applications and infrastructure to support the PPM service and the diary-based service; developing the national marketing research service through the Project Apollo pilot panel; and growing the PPM international business.
     In accordance with SFAS No. 123R, effective January 1, 2006, the excess tax benefit from stock option exercises is required to be presented in the Company’s cash flow statement as an investing activity rather than as an operating activity for periods subsequent to the adoption of SFAS No. 123R. Therefore, the $5.1 million excess tax benefit from stock option exercises for the nine months ended September 30, 2005, which continues to be presented as an operating activity, adversely impacts the change in net cash provided by operating activities for the nine months ended September 30, 2006, as compared to the same period of 2005. Additionally, net cash from operating activities was impacted by a $3.8 million decrease related to increased purchases of PPM international inventory in 2006.
     These previously mentioned decreases in net cash flow provided by operating activities were partially offset by a $5.7 million increase related to accrued expenses and other current liabilities that was significantly impacted by a $4.1 million reversal of certain tax contingencies in 2005.
     Net cash provided by investing activities was $13.5 million for the nine months ended September 30, 2006, and net cash used in investing activities was $12.6 million for the nine months ended September 30, 2005. The $26.1 million increase in cash provided by investing activities was driven primarily by net sales of short-term investments of $26.6 million in available-for-sale variable rate demand notes issued by municipal government agencies and auction-rate securities. In addition, the Company acquired Integrated Radio Systems, L.L.C. on September 20, 2005 for $4.2 million. No acquisitions were made during the nine months ended September 30, 2006. These increases in cash flow from investing activities for the nine months ended September 30, 2006, as compared to the same period of 2005 were partially offset by increased capital spending of $4.7 million, which was largely related to PPM metering equipment purchases during 2006 for the PPM ratings service and Project Apollo.

     Net cash used in financing activities was $70.7 million and $22.4 million for the nine months ended September 30, 2006, and 2005, respectively. The $48.3 million fluctuation in financing activities was primarily attributable to a $30.0 million increase in repurchases of the Company’s outstanding common stock during the nine months ended September 30, 2006, as compared to the same period in 2005. The $16.2 million decrease in stock option exercises was the result of significantly fewer options nearing expiration and lower average stock prices for the nine months ended September 30, 2006, as compared to the same period of 2005. Arbitron’s first quarterly dividend payment to Company stockholders was paid in April 2005. A $2.9 million increase in dividend payments resulted for the nine months ended September 30, 2006, as compared to the same period of 2005 because three quarterly dividend payments to Company stockholders were made during the first nine months of 2006, as compared to the two payments made during the same period of 2005.
     On October 18, 2006, the Company prepaid its senior-secured notes obligation using $50.0 million of its available cash and short-term investments. Under the original terms of the note agreement, the notes carried a fixed interest rate of 9.96% and a maturity date of January 31, 2008. As a result of this prepayment in the fourth quarter of 2006, the amount previously classified as long-term debt has been presented as a current obligation as of September 30, 2006. In accordance with the provisions of the note agreement, the Company was obligated to pay an additional make-whole interest amount of $2.6 million. The Company will accelerate the amortization of the outstanding balance of deferred financing costs associated with the debenture in the amount of $0.3 million.
     In 2005, Clear Channel and CBS Radio, formerly known as Infinity Broadcasting Corp., represented approximately 19 percent and nine percent, respectively, of Arbitron’s revenue. Arbitron’s agreements with these customers are not exclusive and contain no renewal obligations. Arbitron currently has license agreements with Clear Channel to provide radio ratings and software services for Clear Channel’s radio stations and networks through the Company’s Fall 2008 survey. In May 2006, Arbitron announced that the Company entered into a license agreement with CBS Radio to provide diary-based services and PPM radio ratings, when the new audience ratings technology is deployed, through the Company’s Winter 2014 survey. However, Arbitron cannot give any assurances that it will retain current customers or that it will be able to replace the revenue that is lost should a key customer fail to renew its agreements with Arbitron.
     As discussed above in “Portable People Meter Service,” commercialization of the PPM service for radio ratings services will require a substantial financial investment by Arbitron. While the Company has preserved some of its cash and short-term investments in anticipation of such requirements, the expenditures likely to be incurred in connection with such commercialization are significant. The Company currently believes that the aggregate capital expenditure associated with PPM service commercialization for audience ratings measurement will be approximately $25.0 million for the first two to three years of commercialization.
     Similarly, as previously discussed, the Company is pursuing a possible additional application of the PPM technology that involves use of the PPM system as a media collection tool for a national marketing-oriented panel designed to correlate advertising with shopping behavior and sales. The Company is participating with VNU in the development and deployment of a national marketing pilot panel as a demonstration of this service. If a decision is made to commercialize this service, substantial additional expenditures would be incurred during the next few years.
     Arbitron expects to fund the national marketing pilot panel, the expected commercialization of the PPM radio ratings service and the possible commercialization of the PPM marketing research applications service with its existing cash position and short-term investments, future cash from operations or through the most advantageous source of capital at the time, which may include the incurrence of new debt through borrowings, sales of common and preferred stock and/or joint venture transactions. Arbitron believes that one or more of these sources of capital will be available to fund its PPM-related cash needs, but there can be no assurance that the external sources of capital will be available on favorable terms, if at all.

Seasonality
     Arbitron recognizes revenue for services over the terms of license agreements as services are delivered, and expenses are recognized as incurred. Arbitron gathers radio-listening data in 299 United States local markets. All markets are measured at least twice per year (April-May-June for the “Spring Survey” and October-November- December for the “Fall Survey”). In addition, all major markets are measured two additional times per year (January-February-March for the “Winter Survey” and July-August-September for the “Summer Survey”). Arbitron’s revenue is generally higher in the first and third quarters as a result of the delivery of the Fall Survey and Spring Survey, respectively, to all markets, compared to revenue in the second and fourth quarters, when delivery of the Winter Survey and Summer Survey, respectively, is only provided to major markets. Arbitron’s expenses are generally higher in the second and fourth quarters as the “Spring Survey” and “Fall Survey” are being conducted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Risk
     The Company holds its cash and cash equivalents in highly liquid securities. The Company also holds short-term investments, which consist of investment grade, highly liquid securities classified as available-for-sale. A hypothetical interest rate change of 1% would have an impact of approximately $0.7 million on interest income over a nine month period.
     The Company currently has no exposure to interest rate risk with respect to debt securities due to the prepayment of the Company’s 9.96% senior-secured notes in October 2006. The Company does not use derivatives for speculative or trading purposes.
     Because the Company currently has no outstanding floating rate debt, a hypothetical market interest rate change of 1% would have no effect on the Company’s results of operations. The fair values of the senior-secured notes as of September 30, 2006 prior to the fourth quarter 2006 prepayment, and as of December 31, 2005, were $53.4 million and $51.8 million, respectively. These fair values were estimated using a cash flow valuation model and available market data for securities with similar effective maturity dates. A hypothetical market interest rate change of 1% would have an impact of approximately $0.6 million on the fair value of the Company’s senior-secured notes as of September 30, 2006, prior to the fourth quarter 2006 prepayment.
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
Changes in Internal Control Over Financial Reporting
     During the quarter ended June 30, 2006, the Company began using a new accounts receivable system to manage its records of billing and collections activity. The related revenue recognition application was implemented in September 2006 for certain customer categories. In conjunction with this implementation, the Company’s management evaluated the effectiveness of the design of internal controls over financial reporting for this system. There have been no other changes in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit No.	Description

Exhibit 10.1	Amendment No. 3 to the Employment Agreement between Arbitron and Stephen B. Morris (Filed as Exhibit 10.1 to Arbitron’s Current Report on Form 8-K, dated July 3, 2006, and incorporated herein by reference)*

Exhibit 17.1	Letter of Resignation for Director, Erica Farber (Filed as Exhibit 17.1 to Arbitron’s Current Report on Form 8-K, dated July 18, 2006, and incorporated herein by reference)

Exhibit 17.2	Letter of Resignation for Director, Lawrence Perlman (Filed as Exhibit 17.1 to Arbitron’s Current Report on Form 8-K, dated September 20, 2006, and incorporated herein by reference)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBITRON INC.

By:	/s/ SEAN R. CREAMER

Sean R. Creamer
Executive Vice President of Finance and Planning and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal financial and principal accounting officer)

Date: November 3, 2006