Form 10-K
period 2006-12-31
ARBITRON INC
filed 2007-02-27
CIK 109758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
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

The aggregate market value of the registrant’s common stock as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter (based upon the closing sale price of Arbitron’s common stock as reported by the New York Stock Exchange on that date), held by nonaffiliates, was approximately $1,115,039,156.

Common stock, par value $0.50 per share, outstanding as of February 23, 2007: 29,740,333 shares

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2007 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2006.

Arbitron owns or has the rights to various trademarks, trade names or service marks used in its radio audience measurement business and subsidiaries, including the following: the Arbitron name and logo, Arbitrendssm, RetailDirect®, RADAR®, Tapscan®, Tapscan WorldWide®, LocalMotion®, Maximi$er®, Maximi$er®Plus, Arbitron PD Advantage®, SmartPlus®, Arbitron Portable People Metertm, Marketing Resources Plus®, MRPsm, PrintPlustm, MapMAKER Directsm, Media Professional®, Media Professional Plussm, Qualitapsm, MediaMastersm, Prospectorsm, and Schedule-Itsm.

The trademarks Windows®, Media Rating Council® and Homescan® referred to in this Annual Report on Form 10-K are the registered trademarks of others.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron Inc. and its subsidiaries (“we,” “our,” “Arbitron” or the “Company”) in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology, are forward-looking statements based on current expectations about future events, which Arbitron has derived from information currently available to it. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied in such forward-looking statements. These risks and uncertainties include, in no particular order, whether we will be able to:

•	renew contracts with large customers as they expire;

•	successfully execute our business strategies, including implementation of our Portable People Metertm service and entering into potential joint-venture or other third-party agreements;

•	effectively manage the impact of any further consolidation in the radio and advertising agency industries;

•	respond to rapidly changing technological needs of our customer base, including creating new proprietary software systems and new customer products and services that meet these needs in a timely manner;

•	successfully manage the impact on our business of any economic downturn generally and in the advertising market in particular;

•	successfully manage the impact on costs of data collection due to lower respondent cooperation in surveys, privacy concerns, consumer trends, technology changes and/or government regulations;

•	successfully develop and implement technology solutions to measure multi-media and advertising in an increasingly competitive environment; and

•	successfully obtain and/or maintain Media Rating Council accreditation for our audience measurement services.

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

Arbitron Inc., a Delaware corporation, was formerly known as Ceridian Corporation (“Ceridian”). Ceridian was formed in 1957; however, its predecessors began operating in 1912. Arbitron’s audience research business commenced in 1949. Arbitron’s principal executive offices are located at 142 West 57th Street, New York, New York 10019, and its telephone number is (212) 887-1300.

The terms “Arbitron” or the “Company” as used in this document refer to Arbitron Inc. and its subsidiaries.

Overview

Arbitron is an international media and marketing information services firm primarily serving radio, cable television, advertising agencies, advertisers, out-of-home media, online media and, through its Scarborough Research joint venture with The Nielsen Company, formerly known as VNU, Inc., broadcast television and print media. Arbitron currently provides four main services:

•	measuring radio audiences in local markets in the United States;

•	measuring national radio audiences and the audience size and composition of network radio programs and commercials;

•	providing application software used for accessing and analyzing media audience and marketing information data; and

•	providing consumer, shopping and media usage information services to radio, cable television, advertising agencies, advertisers, retailers, out-of-home media, online industries and, through its Scarborough joint venture, broadcast television and print media.

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

Arbitron’s Radio All Dimension Audience Research (“RADAR”) service measures national radio audiences and the audience size and composition of network radio programs and commercials.

Arbitron provides software applications that give its customers access to Arbitron’s estimates resident in its proprietary database and enable the customers to more effectively analyze and understand that information for sales, management and programming purposes. Some Arbitron software applications also allow customers to access data proprietary to third parties, provided the customer has a separate license to use such third-party data.

In addition to its core radio ratings service, which provides primarily quantitative data such as how many people are listening, Arbitron also provides qualitative data on listeners, viewers and readers that contain detailed socioeconomic information and information regarding what the respondents buy, where they shop and what forms of media they use. Arbitron provides these qualitative measures of consumer demographics, retail behavior and media usage in local markets throughout the United States. Arbitron Cable provides qualitative audience information to the advertising sales organizations of local cable companies and national cable networks. Arbitron Out-of-Home provides these qualitative measurements to out-of-home media sales organizations.

Arbitron provides custom research services to companies that are seeking to demonstrate the value of their advertising.

The comScore Arbitron Online Radio Ratings, a service jointly developed by Arbitron and comScore Networks Inc., is a custom service that measures the national audience of online radio networks.

Through its CSW Research Limited (“Continental Research”) subsidiary, Arbitron provides media, advertising, financial, public-sector, telecommunications and Internet research services in the United Kingdom and elsewhere in Europe.

Arbitron has developed a Portable People Metertm system of audience measurement for commercialization in the United States and has entered into commercial agreements with a number of international media information services companies pursuant to which Arbitron has granted the companies a license to use its PPMtm encoding technology in their audience measurement services in specific countries outside the United States.

Arbitron’s quantitative radio audience measurement services and related software have historically accounted for a substantial majority of its revenue. The radio audience measurement service and related software revenues represented approximately 86 percent of Arbitron’s total revenue in 2006 and 2005, and approximately 85 percent in 2004. Arbitron’s revenue from domestic sources and international sources was 96 percent and four percent, respectively, for the years ended December 31, 2006, 2005 and 2004. Additional information regarding revenues by service and by geographical area is provided in Note 19 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

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

The consolidation of radio station ownership in the United States has led to a greater diversity of programming formats. As audiences have become more fragmented, advertisers have increasingly sought to tailor their advertising strategies to target specific demographic groups through specific media. The audience information needs of radio broadcasters, advertising agencies and advertisers have correspondingly become more complex. Increased competition and more complex information requirements have heightened the need of radio broadcasters for improved information management systems and more sophisticated means to analyze this information. In addition, there is a demand for high-quality radio audience information internationally from the increasing number of commercial, noncommercial and public broadcasters in other countries.

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

Arbitron provides cable television companies with qualitative information concerning consumer demographics and retail behavior of cable audiences and software applications.

Out-of-home media advertising companies have indicated a need for audience information to increase their revenues, particularly as this industry segment has expanded to introduce “place-based” media in new locations, such as malls, airports and cinemas. Audience information for advertisers in the out-of-home sector is minimal. In response to this need, Arbitron provides qualitative audience information, software programs and custom research studies that help show advertisers that out-of-home advertising is an effective way to reach the people who purchase advertisers’ products and services. Arbitron has been working with the out-of-home media industry to help them utilize consumer information services in selling their advertising.

Each of the services provided by Arbitron are discussed below:

Radio Audience Measurement Services

Collection of Listener Data Through Diary Methodology.  Arbitron uses listener diaries to gather radio listening data from sample households in 299 U.S. local markets for which it currently provides radio ratings. Participants in Arbitron surveys are selected at random by telephone number. When participants (known as “diarykeepers”) agree to take part in a survey, they are mailed a small pocket-sized diary and asked to record their listening in the diary over the course of a seven-day period. Participants are asked to report in their diary the station(s) to which they are listening, when they are listening and where they are listening, such as home, car, work or other place. Although survey periods are 12 weeks long, no participant keeps a diary for more than seven days. Each diarykeeper receives a diary, instructions for filling it out and a small cash incentive. The incentive varies according to markets, and the range is generally $1.00 to $6.00 for each diarykeeper in the household and up to $10.00 in certain incentive programs for returned diaries. In addition to the diary incentives, follow-up letters and phone calls are used to maximize response rates. Diarykeepers mail the diaries to Arbitron’s operations center in Columbia, Maryland, where Arbitron conducts a series of quality control checks, enters the information into its database and produces periodic audience measurement estimates. Arbitron receives and processes more than 1.5 million diaries every year to produce its audience listening estimates. All markets are measured at least twice each year, and major markets are measured four times per year. Arbitron’s proprietary data regarding radio audience size and demographics are generally then provided to customers through multiyear license agreements.

Response Rates and Sample Proportionality.  One of the challenges in measuring radio listening is to ensure that the composition of survey respondents is representative of the market being measured. Arbitron strives to achieve representative samples. For example, if eight percent of the population of a given market is comprised of women aged 18 to 34, Arbitron targets that eight percent of the diarykeepers in the sample are women aged 18 to 34. Therefore, each diarykeeper’s listening should effectively represent not only the diarykeeper’s personal listening but also the listening of the demographic segment in the market overall. In striving to achieve representative samples, Arbitron provides enhanced incentives to certain demographic segments to encourage participation. In markets with high concentrations of Hispanic households, Arbitron also uses Spanish-language interviewers and materials to reach Spanish-speaking households.

It has become increasingly difficult and more costly to obtain consent from persons to participate in the surveys. Arbitron must achieve response rates sufficient to maintain confidence in its ratings, the support of the industry and accreditation by the Media Rating Council. Response rates are a quality measure of survey performance and an important factor impacting costs associated with data collection. Overall response rates have declined over the past several years. If response rates continue to decline further or if recruitment costs significantly increase, Arbitron’s radio audience measurement business could be adversely affected. Arbitron has committed extensive efforts and resources to address the decline of response rates.

Another measure often used by clients to assess quality in Arbitron’s surveys is proportionality, which refers to how well the distribution of the sample for any individual survey matches the distribution of the population in the market. In recent years, Arbitron’s ability to deliver good proportionality in its surveys among younger demographic groups has deteriorated, caused in part by the trend among some households to disconnect their landline phones, effectively removing these households from the Arbitron sample frame. Arbitron has conducted a number of research tests over the past two years addressing this issue, including calling cellular phones to place diaries. Arbitron expects to phase in cellular-phone-only households into the Arbitron sample frame beginning in 2008.

In March 2006, Arbitron announced a comprehensive set of initiatives to bolster response rates and improve sample proportionality among African-American, Hispanic, and young male respondents in Arbitron’s diary-based markets. These initiatives include providing for substantial increases in cash incentives and other survey treatments. Arbitron continues to research and test new measures to address these sample quality challenges.

Small Market Initiatives.  In May 2005, Arbitron announced a program designed to increase the stability of radio audience estimates in certain small markets by applying a quarterly rolling-sample approach to surveys covering 110 small markets. The goal of this program is to provide quality enhancements for Arbitron’s service in certain small markets and increase the reliability of reported data by reducing the fluctuations in audience estimates from measurement period to measurement period. By combining the quarterly measurement of the related surveys, the sample size for analyzing audience demographics for these small markets will be increased without any increased cost to our customers. The first phase of this program was successfully implemented during the Fall 2005 survey, with all affected reports issued during the three months ended March 31, 2006. The result of these enhancements was 40-50% reduction in ratings share fluctuation. The second phase is scheduled to begin with the release of the Spring 2008 radio survey results. In the second phase, the surveys will be conducted by allocating the placement of diaries evenly over a 12 month period. Audience estimates will then be reported in four reports per year based on the most recent 12 months of sample.

Quality Improvement Initiatives.  Arbitron invests in quality improvements for its radio audience measurement service. Current quality improvement initiatives include the following:

•	introducing electronic audience measurement through the Portable People Meter system;

•	improving participation and proportional representation of African-American, Hispanic and young male respondents in diary-based markets;

•	phasing in cellular-phone-only households into the Arbitron sample frame beginning in 2008;

•	maintaining a comprehensive program to address declining response rates; and

•	implementing, effective with the Winter 2007 survey, an Internet-based, electronic diary (eDiary) to complement the standard paper and pencil diary, in diary-based markets.

In 2006, quality initiative improvements included the following:

•	improving ethnic measurement, including language usage weighting and personal race/ethnicity classification. Language usage weighting provides that, in addition to weighting based on sex/age, county and race (where applicable), language usage among Hispanics will be an additional weighting factor in certain Arbitron markets. Personal race/ethnicity means that Arbitron classifies the race and ethnicity of diarykeepers at the individual participant level rather than a group classification of everyone in the household;

•	completing the first phase of a program designed to increase the stability of radio audience estimates in certain small markets. In the second phase, beginning in 2008, the surveys will be conducted by allocating the placement of diaries evenly over a 12-month period;

•	launching eBook in 2006, an electronic version of Arbitron’s current printed Radio Market Report book;

•	implementing Total Line reporting for simulcast stations. Stations that are 100 percent simulcasting may request Arbitron to report their estimates in a single combined total line in all applications and reports; and

•	introducing the first phase of a multistage program to improve the measurement of new audio sources, including Internet and satellite.

Portable People Meter Ratings Service.  For several years, Arbitron has pursued a strategy of evolving its data collection business from diaries, which are mostly completed by hand and returned by mail from respondents, to portable electronic measurement devices, which passively provide measurement services without additional manual effort by the respondents beyond carrying or wearing the meter. This strategy has been pursued to improve quality by taking advantage of new technological capabilities and to address the vast increase in media delivery vehicles, both inside and outside of the home.

Arbitron has developed a PPM system capable of measuring radio, broadcast television, cable television, Internet broadcasts, satellite radio and television audiences, and retail store video and audio broadcasts. The PPM device is a small mobile phone-sized device that is worn or carried by a survey participant throughout the day. It automatically detects inaudible codes that radio, broadcast television, cable television, Internet and satellite radio and satellite television providers embed in the audio portion of their programming, using encoders provided by Arbitron. These proprietary codes identify the media to which a participant is exposed throughout the day without the person having to engage in manual recording activities. At the end of each day, the PPM device is placed into a base station that recharges the device and sends the collected codes to Arbitron for tabulation.

In addition to using the encoding and decoding capabilities of the PPM system, Arbitron is also exploring the use of audio matching as a means to measure listening to stations that are not encoded with the PPM system. Audio matching collects audio signatures for any broadcast a PPM respondent is exposed to, which are later matched to signatures collected by an in-market monitoring system.

There are several advantages of the PPM system. It is simple and easy for respondents to use. It requires no button pushing, no recall and no effort to identify and write down channels or radio stations tuned to by respondents. The PPM system is able to passively detect exposure to encoded media by identifying each source through unique identification codes. The PPM system will help support the media industry’s increased focus on accountability to advertisers for the investments made by advertisers. It will help to shorten the time period between when advertising runs and when audience delivery is reported, and will provide multimedia measurement from the same respondent. Since the PPM system panels have larger weekly and monthly samples, more stable trends are expected. In addition, the PPM technology is capable of measuring new digital platforms, time-shifted broadcasts and retail, sports and music venues. The PPM technology may potentially be used to measure out-of-home media, print, commercials and entertainment audio, such as movies and video games.

After conducting its first market trial of the PPM system in Manchester, England, in 1999, Arbitron conducted a market trial in Wilmington, Delaware, in 2000 and 2001. In late 2001 through 2003, Arbitron conducted a market trial for the television and radio markets in Philadelphia, Pennsylvania.

In late 2004, Arbitron began recruiting consumers to participate in a market demonstration utilizing PPM technology to be conducted in Houston, Texas. More than 100 media outlets were encoded (including radio, broadcast television and cable television) as well as top retailers, including Kroger, Best Buytm and Gallery Furniture. In September 2005, Arbitron released the first data from this demonstration. Arbitron achieved a number of sample quality performance targets, including recruitment of a representative panel, particularly across ethnic and language usage segments. Arbitron continues to work on improving the performance of recruitment and the daily cooperation rates of young males, African-Americans and Hispanics.

In July 2005, the results of a PPM economic impact study were released by the Radio Advertising Bureau (“RAB”). This study, led by the RAB and funded by Arbitron, reported on the potential impact to the radio industry of electronic measurement and a move from diaries to the PPM service for radio audience measurement. The results of the study indicated that advertising expenditures associated with the radio industry would likely increase with a fully deployed PPM electronic ratings system and decrease with a continuation of the existing diary system of radio audience measurement.

In May 2000, Arbitron entered into an agreement with Nielsen Media Research, Inc. (“NMR”), a subsidiary of The Nielsen Company and a provider of U.S. television and cable audience measurement services, under which Arbitron granted NMR an option to join Arbitron in the potential commercial deployment of PPM audience measurement in the United States, for both the television and radio industries, and under which the costs of such commercialization would be shared with NMR. On March 1, 2006, Arbitron announced that NMR did not exercise its option and the option was terminated.

Arbitron currently is concentrating its efforts on previously announced plans to create a PPM ratings service for radio. Through its custom research services, Arbitron is exploring applications of PPM data, including nonratings programming, marketing and out-of-home services for broadcast television and cable television. Arbitron is also exploring providing services for companies that sell advertising on in-store (retail) media. On March 14, 2006, Arbitron announced that it would begin the rollout of the PPM ratings service as its radio ratings service in the top 50 markets in the United States. Under the Company’s current rollout schedule, which it updated in November 2006, PPM ratings service is expected to be introduced into the top 10 radio markets by the fall of 2008 and into all of the top 50 radio markets two to three years thereafter.

On May 18, 2006, Arbitron announced that CBS Radio, which is one of the largest major-market operators in the United States and in 2006 represented approximately nine percent of Arbitron’s revenue, had entered into a seven-year agreement for PPM radio ratings when the new audience ratings technology is deployed in the CBS Radio markets encompassing in Arbitron’s previously announced PPM service rollout plan. In addition to CBS Radio, more than 10 other radio broadcasters have recently signed long-term contracts to use the PPM service if

Arbitron deploys the PPM service for commercial use. These broadcasters, and the market(s) for which they signed, accounted for more than 40 percent of the total radio advertising dollars in the top 12 U.S. markets in 2005 (the latest annual figures available).

To date, Arbitron has signed contracts with a number of national and regional advertising agencies to use the PPM service, if Arbitron deploys the PPM service for commercial use. These agencies accounted for more than 90 percent of the national advertising dollars spent on radio advertising in 2005 (the latest annual figures available).

Although additional milestones remain and there is the possibility that the pace of commercialization of the PPM ratings service could be slowed, Arbitron believes that the PPM ratings service represents a significant enhancement to and a viable replacement for its diary-based ratings service in major radio markets, and is an essential component of the Company’s future growth. If the pace of the commercialization of the PPM ratings service is slowed, revenue increases that Arbitron expects related to the service will also be delayed.

Commercialization of the PPM ratings service will require a substantial financial investment. The Company believes it has sufficient cash and short-term investments as well as access to the 2006 Credit Facility to fund such requirements. The Company currently estimates that the aggregate capital expenditure associated with PPM ratings service commercialization for audience ratings measurement will be approximately $25.0 million over the first two to three years of commercialization. Arbitron also anticipates that, over the same period, its results of operations will be materially negatively impacted as a result of the rollout of this PPM ratings service. Ultimately, however, the Company believes that, while commercialization of PPM ratings service will have a near-term negative impact on the Company’s results of operations, its operating margins can be restored through the completion of the PPM transition process in the top 50 radio markets, although there can be no assurance that this will be the case.

The amount of capital required for deployment of the PPM ratings service and the impact of the rollout on the Company’s results of operations will be greatly affected by the speed with which the radio industry requests the PPM ratings service and the timing of the rollout. If the radio industry is slow to accept the PPM ratings service, as opposed to the use of diaries or some other competing alternative, then it will take longer to roll out the commercialization of the PPM ratings service, and the costs associated with that deployment will be delayed. On the other hand, if the radio industry asks for electronic measurement sooner rather than later and if Arbitron is able to accommodate such request, Arbitron’s capital needs will accelerate, and the near-term negative impact on the Company’s results of operations will be more significant.

In June 2005, Clear Channel Communications, Inc. (“Clear Channel”), which is the largest owner of radio stations in the United States and represented approximately 19 percent of Arbitron’s revenue in 2006, announced that it was issuing a Request for Proposals to create a “state-of-the-art” radio ratings system to replace the current diary measurement system to which it subscribes. This process is ongoing. Clear Channel has organized a cross-industry evaluation committee to review the proposals and this committee is expected to report on its findings in early 2007.

On February 9, 2007, The Media Audit/Ipsos announced that they will receive funding from a number of broadcasters to test their competing electronic ratings system in the Houston market. See “Legal Proceedings” in Item 3 of this Form 10-K for a description of Arbitron’s patent infringement lawsuit against The Media Audit/Ipsos.

Portable People Meter Service — 2007 Developments.  Philadelphia became the first radio market to be electronically measured in January 2007. After two months of pre-currency measurement, the March PPM-based ratings will become the currency for radio advertising transactions in Philadelphia. On January 29, 2007, Arbitron announced that the Media Rating Council (“MRC”) had accredited the PPM radio ratings data in Houston. Houston had been Arbitron’s radio and television demonstration market for the Portable People Meter since mid-2005. Arbitron previously committed to achieving accreditation prior to commercialization in that market. Arbitron is committed to pursuing MRC accreditation of the PPM methodology as it is deployed in all PPM markets.

Portable People Meter Service — International.  Arbitron has entered into commercial agreements with a number of international media information services companies pursuant to which Arbitron has granted the companies a license to use its PPM encoding technology in their audience measurement services in specific countries outside the United States. Use of the PPM service continues to increase internationally. It is currently being used in seven countries. On March 24, 2006, Arbitron announced that TNS Inc. (“TNS”), a PPM service licensee, signed a five-year contract with the Kazakhstan television Joint Industry Committee to provide trading currency television audience measurement using Arbitron’s PPM system. TNS and the Steadman Group also announced plans to provide industry audience measurement for radio, television and print to Kenya.

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

In December 2006, TNS Gallup was awarded contracts to measure television audiences in Denmark and Norway using the PPM encoding technology.

These international licenses are not currently a material part of Arbitron’s business.

National Marketing Panel Service (“Project Apollo”).  On February 1, 2007, Arbitron announced the formation of a jointly owned limited liability company with NMR, named Project Apollo LLC (the “LLC”). The LLC was formed to complete the development and testing of the Project Apollo marketing research service and the expansion of the pilot panel to a full national service, if the test results meet expectations and generate marketplace support. Following this development and testing and prior to the expansion of the pilot panel to a full national service, either Arbitron or NMR may exercise an option to terminate the LLC. The objective of this service is to provide multimedia exposure data combined with sales data from a single source to produce a measure of advertising effectiveness for advertisers, agencies and broadcasters in order to correlate advertising with shopping behavior and sales. Since April 2005, Arbitron and The Nielsen Company have shared costs and capital expenditures associated with the development and deployment of a pilot panel to demonstrate the national market research service. In January 2006, Arbitron announced that a pilot panel of more than 5,000 households and 11,000 people had been installed as part of the demonstration process. The following seven advertisers, which in the aggregate spent more than $6.8 billion on advertising on U.S.-measured media in 2005 (the latest annual figures available), are collaborating with the LLC: Kraft, Pepsi, Pfizer, Procter & Gamble, SC Johnson, Unilever and Wal-Mart. These companies have each signed an agreement to receive Project Apollo pilot panel data.

AC Nielsen (US) Inc., an affiliate of NMR, has entered into an agreement with the LLC to permit the LLC to use its Homescan Panel and certain other data and recruit panelists, tabulate data, and provide related services. Arbitron has entered into an agreement with the LLC under which Arbitron will license PPM data and equipment to the LLC and provide other data collection and transmission services.

This innovative service would consist of a panel of participants, each of whom would receive incentives to carry Arbitron’s PPM device, which would collect the participants’ exposure to multiple media sources. Data on consumer preferences and purchases with respect to a wide range of services and products would also be collected from panelists, electronically and through surveys, with the expectation of using households from The Nielsen Company’s ACNielsen Homescan consumer panel, which currently tracks packaged-goods purchases. Data would be collected in aggregate form to provide an understanding of participants’ media interactions and their resulting shopping and purchasing behavior. The ultimate objective would be to provide advertisers with an enhanced ability to determine the return on investment for their marketing efforts.

The World Federation of Advertisers, a worldwide network of 55 National Advertiser Associations located on five continents and including over 40 of the world’s top 100 advertisers, has officially endorsed the development of Project Apollo in the United States. The national marketing research service is a new service, however, for which market acceptance is not yet known. This service would require substantial additional expenditures if it ultimately proves to be a viable commercial service. During the year ended December 31, 2006, the Company incurred approximately $8.9 million of net expenditures relating to the national marketing panel pilot. If a decision is made to commercialize this service, substantial additional expenditures would be incurred during the next few years.

Since the pilot program for the national marketing service is in progress and customer response is preliminary, it is not yet possible to provide a meaningful assessment of future costs associated with a potential commercialization of this service. However, the same general cost pattern would apply as with the PPM ratings service, which is that substantial costs would have to be incurred in advance of revenues. This would result in a materially negative impact on results of operations in the first three to four years of commercialization.

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

Arbitron licenses its respondent-level database through Maximi$er and Maximi$er Plus, which are services for radio stations, and Media Professional and Media Professional Plus, which are services for advertising agencies and advertisers. Arbitron’s respondent-level database allows radio stations, advertising agencies and advertisers to customize survey areas, dayparts, demographics and time periods to support targeted marketing strategies. The Maximi$er service includes a Windows-based application to access a market’s entire radio diary database on a client’s personal computer. Radio stations use the Maximi$er service to produce information about their station and programming not available in Arbitron’s published Radio Market Reports. The Maximi$er Plus service allows radio stations to access Arbitron’s National Regional Database (“NRD”) to analyze ratings information for customer-defined groupings of stations in multiple markets and counties. The Media Professional service is designed to help advertising agencies and advertisers plan and buy radio advertising time quickly, accurately and easily. These services integrate radio planning and buying into one comprehensive research and media-buying tool. It allows advertising agencies and advertisers to uncover key areas critical to the buying process, including determining the most effective media target, understanding market trends and identifying potential new business. The Media Professional Plus service allows advertising agencies and advertisers to access Arbitron’s NRD to create custom geographies and trade areas using radio Metro, television DMA and/or county information. Media Professional Plus also provides the data on a specific trading area’s cost per point needed to help advertising agencies and advertisers place more efficient media buys.

In addition to the licensing above, Arbitron is offering third-party software providers and customers a license to use proprietary software that will enable enhanced access to Arbitron’s respondent level data.

In May 2005, Arbitron announced a program designed to increase the stability of radio audience estimates in certain small markets by applying a quarterly rolling-sample approach to surveys covering 110 small markets. The goal of this program is to provide quality enhancements for our service in certain small markets and increase the reliability of reported data by reducing the fluctuations in audience estimates from measurement period to measurement period. By combining the quarterly measurement of the related surveys, the sample size for analyzing audience demographics for these small markets will be increased without any increased cost to our customers. The first phase of this program was successfully implemented during the Fall 2005 survey, with all affected reports issued during the three months ended March 31, 2006. The result of these enhancements was a 40 to 50 percent reduction in ratings share variation. The second phase is scheduled to begin with the release of the Spring 2008 radio survey results. In the second phase, the surveys will be conducted by allocating the placement of diaries evenly over a 12-month period. Audience estimates will then be reported in four reports per year, up from the current two reports per year, with each report based on the most recent 12 months of sample.

In addition to the Radio Market Report, Arbitron provides a range of ancillary services that includes Radio County Coverage Reports, Hispanic Radio Data and Black Radio Data.

RADAR.  The RADAR service provides a measurement of national radio audiences and the audience size of network radio programs and commercials. The audience measurements are provided for a wide variety of demographics and dayparts for total radio listening and for 56 separate radio networks.

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

Since 2003, the RADAR survey sample has continually increased from 50,000 Arbitron diaries to an anticipated survey sample of 125,000 Arbitron diaries by March 2007.

Software Applications

In addition to its reports, Arbitron licenses software applications that provide access to Arbitron audience estimates resident in its proprietary database. These applications enable customers to more effectively analyze and understand that information for sales, management and programming purposes. These services also help customers to further refine sales strategies and compete more effectively for advertising dollars. Some Arbitron software applications also allow customers to access data proprietary to third parties, provided the customer has a separate license to use such third-party data.

Arbitron’s Tapscan family of software solutions is used by many radio stations, advertising agencies and advertisers. The Tapscan software is one of the advertising industry’s leading radio analysis applications. It can help create illustrative charts and graphs that make complex information more useful to potential advertisers. Other features include prebuy research, including frequency-based tables, cost-per-point analysis, hour-by-hour and trending, use of respondent-level data, automatic scheduling and goal tracking, instant access to station format and contact information. Another Tapscan service, Qualitap, is also made available to television and cable outlets in the United States under a licensing arrangement with Marketron International, Inc.

The MapMAKER Direct service analyzes where the radio audience lives, and works to provide detailed maps and reports. Program directors can use this service to better understand their listeners and better target their promotional efforts. Arbitron’s PD Advantage service offers radio station program directors the ability to create a variety of reports that help analyze the market, the audience and the competition.

Arbitron’s SmartPlus service, formerly known as Marketing Resources Plus, provides media buying software systems, including the SmartPlus software, to local and regional advertising agencies for broadcast and print media.

Arbitron’s Integrated Radio Systems service, also referred to as IRS, provides software systems that help radio stations manage their advertising sales process and automate the daily tasks in a sales department. The Integrated Radio Systems applications combine a customer relationship management system with scheduling and research applications and with inventory/pricing management tools.

Local Market Consumer Information Services

In its radio ratings service, Arbitron provides primarily quantitative data, such as how many people are listening. Arbitron also provides qualitative data, such as consumer and media usage information, to radio stations, cable companies, television stations, out-of-home media, magazine and newspaper publishers, advertising agencies and advertisers. The qualitative data on listeners, viewers and readers provide more detailed socioeconomic information and information on what respondents buy, where they shop and what forms of media they use. Arbitron provides these measurements of consumer demographics, retail behavior and media usage in 276 local markets throughout the United States.

Arbitron provides qualitative services tailored to fit a customer’s specific market size and marketing requirements:

•	The Scarborough Report, which is offered in larger markets;

•	The Scarborough Mid-Tier Local Market Consumer Study, which is offered in medium markets;

•	The RetailDirect Service, which is offered in medium markets; and

•	The Qualitative Diary Service/LocalMotion Service, which is offered in smaller markets.

Each service profiles a market, the consumers and the media choices in terms of key characteristics. These services cover the major retail and media usage categories. Arbitron provides training and support services that help its customers understand and use the local market consumer information that Arbitron provides.

Scarborough Report.  The MRC-accredited Scarborough service is provided through a joint venture between Arbitron and SRDS, Inc., a subsidiary of The Nielsen Company. Although Arbitron’s interest in the Scarborough Research joint venture is 49.5 percent, partnership voting rights and earnings are divided equally between Arbitron and SRDS, Inc. The Scarborough service provides detailed information about media usage, retail and shopping habits, demographics and lifestyles in 80 large United States markets, utilizing a sample of consumers in the relevant markets. Scarborough data feature more than 1,700 media, retail and lifestyle characteristics, which can help radio stations, television stations, cable companies, advertising agencies and advertisers, newspaper and magazine publishers and out-of-home media companies provide an in-depth profile of their consumers. Examples of Scarborough categories include retail shopping (e.g., major stores shopped or purchases during the past 30 days), auto purchases (e.g., plan to buy new auto or truck), leisure activities (e.g., attended sporting event) and personal activities (e.g., golfing). Media information includes broadcast and cable television viewing, radio listenership, newspaper readership by section, magazine readership and yellow pages usage. This information is provided twice each year to newspapers and magazines, radio and television broadcasters, cable companies, out-of-home media, advertising agencies and advertisers in the form of the Scarborough Report. Arbitron is the exclusive marketer of the Scarborough Report to radio broadcasters, cable companies and out-of-home media. Arbitron also markets the Scarborough Report to advertising agencies and advertisers on a shared basis with Scarborough Research. Scarborough Research markets the Scarborough Report to newspapers, magazines and online service providers. NMR markets the Scarborough Report to television broadcasters.

Scarborough Mid-Tier Local Market Consumer Study.  The Scarborough Mid-Tier Local Market Consumer Study is also provided through the Scarborough joint venture between Arbitron and SRDS, Inc. This service provides information about media usage, retail and shopping habits, demographics and lifestyles in three mid-sized markets in 2007, utilizing a survey sample of adult consumers age 18 and above in the relevant markets. This survey information is collected through a single consumer questionnaire. The survey period is a point-in-time measurement that lasts six to eight weeks. Arbitron is the exclusive marketer of the Scarborough Mid-Tier Local Market Consumer Study to radio broadcasters, cable companies, and out-of-home media. Arbitron also markets the Scarborough Mid-Tier Local Market Consumer Study to advertising agencies and advertisers on a shared basis with Scarborough Research. Scarborough Research markets the Scarborough Mid-Tier Local Market Consumer Study to newspapers, magazines and online service providers. NMR markets the Scarborough Mid-Tier Local Market Consumer Study to television broadcasters.

RetailDirect Service.  Arbitron’s RetailDirect service is a locally oriented, purchase data and media usage research service provided in 20 midsized United States markets. This service, which utilizes diaries and telephone surveys, provides a profile of the audience in terms of local media, retail and consumer preferences so that local radio and television broadcasters, out-of-home media and cable companies have information to help them develop targeted sales and programming strategies. Retail categories include automotive, audio-video, furniture and appliances, soft drinks and beer, fast food, department stores, grocery stores, banks and hospitals. Media usage categories include local radio, broadcast television, cable networks, out-of-home media, newspapers, yellow pages and advertising circulars.

Qualitative Diary Service/LocalMotion Service.  Arbitron’s Qualitative Diary Service collects consumer and media usage information from Arbitron radio diarykeepers in 176 smaller United States markets. The same people who report their radio listenership in the market also answer more than 28 demographic, product and service questions. Consumer behavior information is collected for key local market retail categories, such as automotive sales, grocery, fast food, furniture and bedding stores, beer, soft drinks and banking. The Qualitative Diary Service also collects information about other media, such as television news viewership, cable television viewership, out-of-home media exposure and newspaper readership. This qualitative service provided for cable television companies is known as LocalMotion.

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

Arbitron Out-of-Home Services

Arbitron provides its local market consumer information services to out-of-home media companies. This industry has expanded to introduce “place-based” media in new locations, such as malls, airports and cinemas. Arbitron is working with the out-of-home media industry to help them utilize consumer information services in selling its advertising. Arbitron seeks to use the expertise and resources from its many years of audience measurement to assist out-of-home media companies and their advertisers to identify and reach their audiences.

Custom Research Services

Arbitron is in the process of expanding its custom research efforts to serve companies who are seeking to demonstrate the value of their advertising propositions. For example, Arbitron has provided custom research services for subscribers including satellite radio, multicultural broadcasters with Chinese-language programming, sports play-by-play broadcasters, digital out-of-home and place-based media companies and cable multiple system operators.

The comScore Arbitron Online Radio Ratings, a service jointly developed by Arbitron and comScore Networks Inc., is a custom service that measures the national audience of online radio networks.

Through its custom research services, Arbitron is exploring applications of PPM data, including nonratings programming, marketing and out-of-home services for broadcast television and cable television. Arbitron is also exploring providing services for mobile media and companies that sell advertising on in-store (retail) media.

International Operations

CSW Research Limited (“Continental Research”)

Through its Continental Research subsidiary, Arbitron provides media, advertising, business-to-business, public sector, telecommunications and Internet research services in the United Kingdom and elsewhere in Europe.

Media.  Continental Research’s media clients cover the full spectrum of traditional and new media, with particular strength in the digital television and radio markets. Its media services include measuring audiences, evaluating existing services and building forecasting models.

Advertising.  Continental Research evaluates every stage of the advertising process: from strategy development, creative development, precampaign testing, pre- and post-advertising and tracking and on-air coincidental studies, to analysis of those responding to the campaign and consumers who purchased the advertised products.

Business-to-Business.  Continental Research’s experience in business-to-business research ranges from new product development to market measurement to advertising tracking. Continental Research has produced its Business Omnibus study every month since 1993, which covers the whole United Kingdom business market. When conducting financial research and other business and consumer studies, Continental Research uses The Million Plus Panel, which comprises a pool of approximately 3.7 million United Kingdom residents and contains up to 3,000 demographic, lifestyle and purchasing details for each resident.

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

Mexico

During 2006, the Arbitron syndicated radio audience measurement service provided audience estimates covering a wide variety of demographics and dayparts for the three largest radio markets in Mexico: Mexico City, Guadalajara and Monterrey. This service also provided qualitative information concerning consumer and media usage in Mexico. In February 2007, Arbitron announced that it would discontinue its service in Mexico after the delivery of the Fall 2006 survey in February 2007.

Arbitron Corporate Strategy

Arbitron’s objectives are to grow its radio audience measurement business and to expand its information services to a broader range of media types, including broadcast television, cable, out-of-home media, satellite radio and television, Internet broadcasts and mobile media. Key elements of Arbitron’s strategy to pursue these objectives include:

•	Continue to invest in quality improvements in its radio audience measurement services and to develop new revenue sources. Additionally, Arbitron believes that a growth opportunity exists in the advertiser market and intends to seek to expand its customer base of advertisers by developing and marketing new information services designed to assist corporate advertisers in implementing targeted marketing strategies.

•	Build on Arbitron’s experience in the radio audience measurement industry and its PPM technology to expand into information services for other types of media. In some cases, the Company may enter into agreements with third parties to assist with the marketing, technical and financial aspects of expanding into measurement services for other types of media.

•	Develop and commercialize the next-generation data collection and processing techniques. Arbitron’s businesses require sophisticated data collection and processing systems, software and other technology. The collection of Arbitron’s survey respondent information is dependent on individuals keeping track of their listening, viewing and reading activities in diaries. The technology underlying the media measurement industry is undergoing rapid change, and Arbitron will need to continue to develop its data collection, processing and software systems to accommodate these changes. The development of Arbitron’s PPM service is in response to a growing demand for higher quality, and more efficient and timely methods for measuring and reporting audiences.

•	Expand international business. Arbitron continues to explore opportunities that would further expand the licensing of its PPM technology internationally into selected international regions, such as Europe and the Asia/Pacific regions. Arbitron believes there is a demand for quality audience information internationally from global advertisers and media.

•	Provide multimedia exposure data combined with single-source sales data that will help support the media industry’s pursuit of increased accountability to advertisers for their return on investments made in media. Increased accountability relies on demonstrating that the advertisement ran as ordered, that the commercial audience was delivered as expected and that product sales were linked to such advertisements.

Customers, Sales and Marketing

Arbitron’s customers are primarily radio stations, radio networks, cable companies, advertising agencies and corporate advertisers. As of December 31, 2006, Arbitron provided its radio audience measurement and related services to approximately 4,600 radio stations and 2,100 advertising agencies and advertisers nationwide under contracts that generally vary in length from one to seven years. Clear Channel Communications, Inc. and CBS Radio, represented approximately 19 percent and nine percent, respectively, of Arbitron’s revenue in 2006. The consolidation of United States radio broadcasters in the 1990s has led to the increased concentration of Arbitron’s customer base. Although this consolidation could put pressure on the pricing of Arbitron’s radio ratings service, it has also contributed to an increase in the number of stations subscribing to the ratings service, as stations have become Arbitron customers upon their acquisition by larger broadcasting groups. It has also been Arbitron’s experience that stations that are part of larger broadcasting groups are somewhat more likely to purchase Arbitron’s analytical software applications and other services in addition to the Radio Market Report. Furthermore, Arbitron believes that it is well positioned to provide new products and services to meet the emerging needs of broadcasting groups.

As of December 31, 2006, Arbitron provided its qualitative measurement and related services to 79 cable systems and 91 out-of-home media customers.

Arbitron markets its products and services in the United States through a direct sales force that consisted of 72 sales account managers and 43 training service consultants, as of December 31, 2006.

Arbitron has entered into a number of agreements with third parties to assist in marketing and selling its products and services in the United States. For example, Marketron International, Inc. distributes, on an exclusive basis, Arbitron’s Qualitap software to television and cable outlets in the United States.

Arbitron supports its sales and marketing efforts through the following:

•	gathering and publishing studies, which are available for no charge on Arbitron’s Web site, on emerging trends in the radio, Internet broadcasting, out-of-home and other media industries, as well as the media habits of radio listeners and television, cable and Internet viewers;

•	conducting direct-marketing programs directed toward radio stations, cable companies, advertising agencies and corporate advertisers;

•	promoting Arbitron and the industries Arbitron serves through a public relations program aimed at the trade press of the broadcasting, out-of-home media, Internet, advertising and marketing industries, as well as select local and national consumer and business press;

•	participating in key industry forums and interest groups, such as the Advertising Research Foundation, the American Association of Advertising Agencies, the National Association of Broadcasters, the Association of National Advertisers, the Radio Advertising Bureau, European Society for Opinion Marketing and Research, the Television Bureau of Advertising, the Cable Advertising Bureau, American Women in Radio and Television, Women in Cable Television, the Cable & Telecommunications Association for Marketing and the Outdoor Advertising Association of America, as well as numerous state and local advertising and broadcaster associations;

•	maintaining a significant presence at major industry conventions, such as those sponsored by the National Association of Broadcasters, the Radio Advertising Bureau, the American Association of Advertising Agencies, the Cable Advertising Bureau and the Outdoor Advertising Association of America; and

•	being a founding member of the Radio Advertising Effectiveness Lab, an industry not-for-profit organization providing information about the effectiveness of radio advertising.

Internationally, Arbitron markets services through approximately 18 research executives operating through Continental Research’s office in the United Kingdom.

Arbitron has also continued its international sales and marketing efforts in other areas, such as Mexico, Europe and the Asia/Pacific regions.

Competition

Arbitron believes that the principal competitive factors in its markets are the credibility and reliability of the audience research, the ability to provide quality analytical services for use with the audience information and the end-user experience with services and price.

Arbitron is a leader in the radio audience measurement business. Arbitron competes in the radio audience measurement business in some small markets with Eastlan Resources, a privately held research company. In Mexico, Arbitron competes in the radio audience measurement business with INRA International Research Mexico. Arbitron is also aware of at least five companies, Liechti AG / Telecontrol AG, GfK Eurisko, The Media Audit (a division of International Demographics, Inc.), Ipsos SA and AGB Nielsen Media Research, that are developing technologies that could compete with Arbitron’s PPM service.

Arbitron competes with a large number of other providers of applications software, qualitative data and proprietary qualitative studies used by broadcasters, cable companies, advertising agencies, advertisers, and out-of-home media companies. These competitors include STRATA Marketing Inc., Telmar Information Services Corp., Marketron Inc., Interactive Media Systems, Wicks Broadcast Solutions, LLC and Donovan Data Systems in the area of applications software, and The Media Audit (a division of International Demographics, Inc.), Mediamark Research Inc. (a subsidiary of GfK AG) and Simmons Market Research Bureau (a subsidiary of Experian Marketing Solutions) in the area of qualitative data.

Arbitron’s Continental Research subsidiary operates in a highly competitive custom research market in the United Kingdom.

In June 2005, Clear Channel announced that it was issuing a Request for Proposals to create a state-of-the-art radio ratings system to replace the current diary measurement system to which it subscribes. This process is ongoing. Clear Channel has organized a cross-industry evaluation committee to review the proposals and this committee is expected to report on its findings in early 2007.

On February 9, 2007, The Media Audit/Ipsos announced that they will receive funding from a number of broadcasters to test their competing electronic ratings system in the Houston market. See “Legal Proceedings” in Item 3 of this Form 10-K for a description of Arbitron’s patent infringement lawsuit against The Media Audit/Ipsos.

Intellectual Property

Arbitron’s intellectual property is, in the aggregate, of material importance to its business. Arbitron relies on a combination of patents, copyrights, trademarks, service marks and trade secret laws, license agreements and other contractual restrictions to establish and protect its proprietary rights in its products and services. As of December 31, 2006, in the United States, Arbitron had been granted 24 patents and had 39 patent applications pending. Internationally, Arbitron had been granted 106 patents and had 135 patent applications pending as of December 31, 2006. Arbitron’s patents primarily relate to its data collection and processing systems and software and its PPM service. Several patents relating to the PPM service, which expire at various times beginning in 2012, when viewed together are of material importance to the Company’s business.

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

A number of Arbitron’s services are marketed under United States federally registered trademarks that are helpful in creating recognition in the marketplace. Some of Arbitron’s registered trademarks and service marks include: the Arbitron name and logo, Maximi$er, RetailDirect and RADAR. The Arbitron name and logo is of material importance to the Company’s business. Arbitron has a trademark application pending for Arbitron PPM. Arbitron also has a number of common-law trademarks, including Media Professional, Qualitap, MediaMaster and Prospector. Arbitron has registered its name as a trademark in the United Kingdom, Mexico, the European Union, Australia, Singapore, Chile, and Japan and is exploring the registration of its marks in other foreign countries.

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

Arbitron must protect against the unauthorized use or misappropriation of its audience estimates, databases and technology by third parties. There can be no assurance that the copyright laws and other statutory and contractual arrangements Arbitron currently depends upon will provide it sufficient protection to prevent the use or misappropriation of its audience estimates, databases and technology in the future. The failure to protect Arbitron’s proprietary information, intellectual property rights and, in particular, its audience estimates and databases could severely harm Arbitron’s business.

In addition, claims by third parties that Arbitron’s current or future products or services infringe upon their intellectual property rights may harm Arbitron’s business. Intellectual property litigation is complex and expensive, and the outcome of this litigation is difficult to predict. Arbitron has been involved in litigation relating to the enforcement of its copyrights covering its radio listening estimates and patents covering its proprietary technology. Although Arbitron has generally been successful in these cases, there can be no assurance that the copyright laws and other statutory and contractual arrangements Arbitron currently depends upon will provide it sufficient protection to prevent the use or misappropriation of its audience estimates, databases and technology in the future. Litigation, regardless of outcome, may result in substantial expense to Arbitron and significant diversion of its management and technical personnel. Any adverse determination in any litigation may subject Arbitron to significant liabilities to third parties, require Arbitron to license disputed rights from other parties, if licenses to these rights could be obtained, or require Arbitron to cease using the technology.

Research and Development

Arbitron’s research and development activities have related primarily to the development of new products and customer software and other technical expenses, including maintenance of legacy operations and reporting systems. Arbitron expects that it will continue research and development activities on an ongoing basis, particularly in light of the rapid technological changes affecting its business. The majority of the investment effort and spending will be dedicated to improving the quality and efficiency of Arbitron’s data collection and processing systems, developing new software applications that will assist Arbitron’s customers in realizing the full potential of Arbitron’s audience measurement services, developing Arbitron’s PPM technology and developing a single-source service that will be able to measure audience and other information from a number of different forms of media. Research and development expenses during fiscal years 2006, 2005 and 2004 totaled $44.2 million, $38.6 million and $33.3 million, respectively.

Governmental Regulation

Arbitron’s PPM equipment has been certified to meet Federal Communications Commission requirements relating to emissions standards and standards for modem connectivity. Additionally, all PPM equipment has been certified to meet the safety standards of Underwriters Laboratories Inc. (commonly referred to as UL), as well as Canadian and European safety standards.

Arbitron’s media research activities are regulated by the United States Federal Trade Commission in accordance with a Decision and Order issued in 1962 to CEIR, Inc., a predecessor company. This order originally arose in connection with the television ratings business, and Arbitron believes that today it applies to Arbitron’s media measurement services. The order requires full disclosure of the methodologies used by Arbitron and prohibits Arbitron from making representations in selling or offering to sell an audience measurement service without proper qualifications and limitations regarding probability sample, sampling error and accuracy or reliability of data. It prohibits Arbitron from making statements that any steps or precautions are taken to ensure the proper maintenance of diaries unless such steps or precautions are in fact taken. It also prohibits Arbitron from making overly broad statements regarding the media behavior a survey reflects. The order further prohibits Arbitron from representing the data as anything other than estimates and from making a statement that the data are accurate to any precise mathematical value. The order requires that Arbitron make affirmative representations in its reports regarding nonresponse by survey participants and the effect of this nonresponse on the data, the hearsay nature of a survey participant’s response, the fact that projections have been made, and the limitations and deficiencies of the techniques or procedures used. Arbitron believes that it has conducted and continues to conduct its radio audience measurement services in compliance with the order.

Arbitron’s Radio Market Report Service is accredited by and subject to the review of the MRC. The MRC is an industry organization created to ensure high ethical and operational standards in audience measurement research. Arbitron’s Radio Market Report Service has been accredited by the MRC since 1968. On January 29, 2007, Arbitron announced that the MRC had accredited the PPM radio ratings data in Houston. Additional Arbitron services that are accredited by the MRC are RADAR, Maximi$er and Media Professional software, the Custom Survey Area Report (“CSAR”) and the Radio County Coverage services. To merit continued accreditation of its services, Arbitron must: (1) adhere to the MRC’s Minimum Standards for Media Rating Research; (2) supply full information to the MRC regarding details of its operations; (3) conduct its media measurement services substantially in accordance with representations to its subscribers and the MRC; and (4) submit to, and pay the cost of, thorough annual audits of accredited Arbitron services by certified public accounting firms engaged by the MRC.

Federal and state regulations restrict telemarketing to individuals who request to be included on a do-not-call list. Currently, these regulations do not apply to survey research, but there can be no assurance that these regulations will not be made applicable to survey research in the future. In addition, federal regulations prohibit calls made by autodialers to wireless lines without consent from the subscriber. Because consumers are able to transfer a wireless number to a landline carrier or a landline number to a wireless carrier, it can be difficult for Arbitron to efficiently identify wireless numbers in advance of placing an autodialed call.

Employees

As of December 31, 2006, Arbitron employed 1,007 people on a full-time basis and 513 people on a part-time basis in the United States and 38 people on a full-time basis and 350 people on a part-time basis internationally. None of Arbitron’s employees are covered by a collective bargaining agreement. Arbitron believes its employee relations are good.

Seasonality

Arbitron recognizes revenue for services over the terms of license agreements as services are delivered, and expenses are recognized as incurred. Arbitron gathers radio-listening data in approximately 299 United States local markets. All markets are measured at least twice per year (April-May-June for the “Spring survey” and October-November-December for the “Fall survey”). In addition, all major markets are measured two additional times per year (January-February-March for the “Winter survey” and July-August-September for the “Summer survey”). Arbitron’s revenue is generally higher in the first and third quarters as a result of the delivery of the Fall survey and Spring survey, respectively, to all markets, compared to revenue in the second and fourth quarters, when delivery of the Winter survey and Summer survey, respectively, is only made to major markets. Arbitron’s expenses are generally higher in the second and fourth quarters as the Spring survey and Fall survey are being conducted.

Available Information

Arbitron’s Web site address is www.arbitron.com, and interested persons may obtain, free of charge, copies of filings (including Arbitron’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on

Form 8-K, and any amendments to those reports) that Arbitron has made with the Securities and Exchange Commission through a hyperlink at this site to a third-party Securities and Exchange Commission filings Web site (as soon as reasonably practicable after such filings are filed with, or furnished to, the Securities and Exchange Commission). Also available on Arbitron’s Web site are its Corporate Governance Policies and Guidelines, Code of Ethics for the Chief Executive Officer and Financial Managers, Code of Ethics and Conduct, the Audit Committee Charter, the Nominating Committee Charter, the Corporate Governance Committee Charter and the Compensation and Human Resources Committee Charter. Copies of these documents are also available in print, free of charge, to any stockholder who requests a copy by contacting Arbitron’s treasury manager.

On June 16, 2006, the Company submitted the annual certification of its chief executive officer regarding the Company’s compliance with the New York Stock Exchange’s (the “NYSE”) corporate governance listing standards, pursuant to Section 303A.12 of the NYSE Listed Company Manual. The Company delivered an interim written affirmation to the NYSE on February 16, 2007 following a change in the memberships of both the Company’s Audit and Corporate Governance Committees. See the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2007 for a description of the interim written affirmation.

ITEM 1A.	RISK FACTORS

Risk Factors Relating to Arbitron’s Businesses and the Industry in Which Arbitron Operates

Arbitron’s business, financial position and operating results are dependent on the performance of its radio audience measurement business.

Arbitron’s quantitative radio audience measurement service and related software sales represented approximately 86 percent of Arbitron’s total revenue for 2006. Arbitron expects that sales of its radio audience measurement service and related software will continue to represent a substantial portion of Arbitron’s revenue for the foreseeable future. Any factors adversely affecting the pricing of, demand for, or market acceptance of Arbitron’s radio audience measurement service and related software, such as competition, technological change, or further consolidation in the radio industry, could adversely affect Arbitron’s business, financial position and operating results.

Technological change may render Arbitron’s products and services obsolete. If Arbitron is unable to successfully adapt to changing technologies and customer demands, either through the development and marketing of new products and services, or through enhancements to its existing products and services, its business, financial position and results of operations would be adversely affected.

Arbitron expects that the market for its products and services will be characterized by changing technology, evolving industry standards, frequent new product and service announcements and enhancements and changing customer demands. The introduction of new products and services embodying new technologies and the emergence of new industry standards could render existing products and services obsolete and/or challenge current accepted levels of precision of data measurement. In addition, advertising-supported media may be challenged by new technologies that could have an effect on the advertising industry, Arbitron’s customers and Arbitron’s products and services. Arbitron’s continued success will depend on its ability to adapt to changing technologies and to improve the performance, features, and reliability of its products and services in response to changing customer and industry demands. Arbitron may experience difficulties that could delay or prevent the successful design, development, testing, introduction, or marketing of its products and services. Arbitron’s new products and services, such as its PPM service, or enhancements to its existing products and services, may not adequately meet the requirements of its current and prospective customers or achieve any degree of significant market acceptance. Arbitron’s inability to successfully adapt to changing technologies and customer demands, either through the development and marketing of new products and services, or through enhancements to its existing products and services, would adversely affect its business, financial position and results of operations.

Consolidation in the radio broadcasting industry has led to Arbitron’s increasing dependence on key customers. The loss of a key customer would significantly reduce Arbitron’s revenue and operating results.

The consolidation in the radio broadcasting industry has led to Arbitron’s increasing dependence on a limited number of key customers. The loss of a key customer would significantly reduce Arbitron’s revenue and operating results. In 2006, Clear Channel and CBS Radio represented approximately 19 percent and nine percent, respectively, of Arbitron’s revenue.

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

Consolidation in the radio broadcasting industry could put pressure on the pricing of Arbitron’s radio audience measurement service and related software sales, from which Arbitron derives a substantial portion of its total revenue. Arbitron prices its radio audience measurement service and related software applications on a per radio station, per service or per product basis, negotiating licenses and pricing with the owner of each radio station or group of radio stations. Consolidation in the radio broadcasting industry could have the effect that the greater the number of radio stations owned and the greater the number of services and applications purchased by a radio station owner, the more likely the owner is to seek price concessions from Arbitron. If Arbitron makes price concessions, it could adversely affect its business, financial position and operating results.

Arbitron’s agreements with its customers are not exclusive and contain no renewal obligations. The failure of Arbitron’s customers to renew all or part of their contracts could have an adverse effect on Arbitron’s business, financial position and operating results.

Arbitron’s customers are not prohibited from entering into agreements with any other competing service provider, and once the term of the agreement (usually one to seven years) expires, there is no automatic renewal feature in the contract. Because the Arbitron Radio Market Report is delivered on a quarterly or semiannual basis, it is common for Arbitron’s customer contracts to expire before renewal negotiations are concluded. Therefore, there may be significant uncertainty as to whether a particular customer will renew all or part of its contract and, if so, the particular terms of such renewal. If a customer owning stations in a significant number of markets does not renew its contracts, this would have an adverse effect on Arbitron’s business, financial position and operating results.

Long-term agreements with Arbitron’s customers limit its ability to increase the prices Arbitron charges for its services if Arbitron’s costs increase.

Arbitron generally enters into long-term contracts with its customers, including contracts for delivery of its radio audience measurement services. The terms of these customer agreements usually range from one to seven years. Over the term of these agreements the costs of providing services may increase (or increase at faster rates than its historical experience) for reasons outside of Arbitron’s control. Although Arbitron’s customer contracts generally provide for annual price increases, there can be no assurance that these revenue increases will exceed the increased cost of providing the services.

If Arbitron’s PPM ratings service does not generate the revenues that it anticipates, or if Arbitron’s ability to earn such revenues is delayed, its financial results will suffer.

Arbitron believes that the PPM ratings service represents a viable replacement for its diary-based ratings service in larger markets, offering customers considerable incremental value, and, therefore, its commercialization is an essential component of Arbitron’s future growth, which Arbitron expects will result in increased revenues in the coming years. In November 2006, Arbitron updated its previously announced plan to progressively roll out the PPM ratings service to the top 50 radio markets by 2010.

Arbitron’s financial results during 2007 and beyond will depend in part on its success in commercializing its PPM ratings service, and other new initiatives and its ability to generate meaningful revenues from them. If Arbitron is significantly delayed in commercializing these services, expected revenue increases related to the PPM ratings service will be delayed and its financial results will be negatively affected. Factors that may effect the pace of the commercialization of Arbitron’s PPM ratings service, and as a result, its revenues or operating results include the following, some of which are beyond its control:

•	technical difficulties or service interruptions that significantly harm its ability to deliver the PPM ratings service on schedule;

•	the amount and timing of operating costs and capital expenditures related to the commercialization of its PPM ratings service;

•	the amount and timing of costs related to changes in the size and/or composition of its panels, particularly as a result of turnover among panel members;

•	its ability to complete the MRC audit process and accreditation of the PPM methodology in a timely manner;

•	its ability to obtain, in a timely manner, sufficient quantities of quality equipment and software products from third-party suppliers necessary to outfit its panelists; and

•	the acceptance of its PPM ratings service by advertisers and radio broadcasters.

Arbitron expects to invest in the continued development and commercialization of its PPM ratings service and the National Marketing Panel Service, which may not be successfully developed or commercialized. The costs associated with commercialization of these services will adversely affect Arbitron’s operating results, over the commercialization period.

Arbitron expects to continue to invest in the development and commercial deployment of its PPM ratings service and National Marketing Panel Service.

The continuing anticipated commercialization of the PPM ratings service will require significant capital resources and a substantial financial investment over the next several years. Arbitron currently believes that the aggregate capital investment associated with PPM commercialization for audience ratings measurement could be approximately $25.0 million over the first two to three years of commercialization. Arbitron also anticipates that, over the same period, its results of operations will be materially negatively impacted as a result of the rollout of this PPM ratings service.

The amount of capital required for deployment of the PPM ratings service and the impact of the rollout on the Company’s results of operations will be greatly affected by the speed with which the radio industry requests PPM technology and the timing of the rollout. If the radio industry is slow to accept the PPM ratings service, as opposed to the use of diaries or some other competing alternative, then it will take longer to roll out the commercialization of the PPM ratings service, and the negative impact associated with the costs of deployment will be prolonged. On the other hand, if the radio industry asks for electronic measurement sooner rather than later, Arbitron’s capital needs will intensify, and the near term negative impact on the Company’s results of operations will be more significant.

Since the pilot program for the national marketing panel service is in progress and customer response is preliminary, it is not yet possible to provide a meaningful assessment of future costs associated with a potential commercialization of this service. However, the same general cost pattern would apply as with the PPM ratings service, which is that substantial costs would have to be incurred in advance of revenues. Arbitron believes this will result in a materially negative impact on results of operations in the first three to four years of commercialization.

The success of commercialization of the PPM ratings service and the National Marketing Panel Service is dependent on contract manufacturers who produce the PPM equipment according to Arbitron’s proprietary design as well as those who manufacture parts and develop certain software applications. The failure of Arbitron to obtain, in a timely manner, sufficient quantities of quality equipment and the necessary software applications to meet Arbitron’s needs could adversely affect the commercial deployment of the PPM ratings service and the National Marketing Panel Service and, therefore, could adversely affect Arbitron’s operating results.

Arbitron will need to purchase equipment used in the PPM ratings service and the National Marketing Panel Service and to obtain certain software reporting applications to use with the PPM service data. The software applications will need to be developed in a timely manner. The equipment must be produced by the manufacturer in a timely manner, in the quantities needed and with the quality necessary to function appropriately in the market. Certain specialized parts used in the PPM equipment may impact the manufacturing and the timing of the delivery of the equipment to Arbitron. In addition, if countries and states enact regulation limiting hazardous materials, Arbitron may be required to redesign some of its PPM components to meet these regulations. A redesign process may impact the manufacturing and timing of the delivery of the equipment to Arbitron. The failure of Arbitron to obtain, in a timely manner, sufficient quantities of quality equipment and the necessary software applications to meet Arbitron’s needs could adversely affect the commercial deployment of the PPM ratings service or the National Marketing Panel Service and therefore could adversely affect Arbitron’s operating results.

Arbitron’s inability to complete the process of the Media Rating Council (“MRC”) audit of the PPM methodology, in a timely manner, could delay the commercialization of the PPM service, which could adversely affect Arbitron’s business.

Arbitron has committed to completing the MRC audit process and to the MRC sharing its audit findings with its PPM audit committee prior to commercializing its PPM service.

If the process of the MRC audit of the PPM methodology is not completed in a timely manner, commercialization of the PPM service would be delayed. Such a delay could adversely affect Arbitron’s business, financial position and operating results.

The success of Arbitron’s radio audience measurement business depends on diarykeepers who record their listening habits in diaries and return these diaries to Arbitron. The failure of Arbitron to recruit participants and to collect these diaries could adversely affect Arbitron’s business.

Arbitron uses listener diaries to gather radio listening data from sample households in the United States local markets for which it currently provides radio ratings. A representative sample of the population in each local market is randomly selected for each survey. This sample is recruited by telephone to keep a diary of their radio listening for one week. Participants are asked to designate in their diary the station(s) to which they are listening, when they are listening and where they are listening, such as home, car, work or other place. To encourage their participation in the survey, Arbitron gives diarykeepers a modest cash incentive. Arbitron receives and processes more than 1.5 million diaries every year to produce its audience listening estimates. It is increasingly difficult and more costly to obtain consent from the phone sample to participate in the surveys, especially among younger demographic groups. Arbitron must achieve response rates sufficient to maintain confidence in its ratings, the support of the industry and accreditation by the MRC. The failure of Arbitron to successfully recruit participants and to convince diarykeepers to record their listening habits and mail in their diaries could adversely impact Arbitron’s business, financial position and operating results.

It may become more difficult and more expensive for Arbitron to reach and recruit participants for its audience measurement services, which could adversely affect its business, financial position and operating results.

Arbitron’s participants participate in its surveys on a voluntary basis only, and there can be no assurance that they will continue to do so. Arbitron’s success will depend on its ability to reach and recruit participants and to achieve response rates sufficient to maintain its radio audience measurement services. As consumers adopt modes of telecommunication other than telephone landlines, such as mobile phones and cable or Internet calling, it is becoming increasingly more difficult for Arbitron to reach and recruit participants. Recruiting mobile phone-only households will lead to increased costs, which could adversely affect Arbitron’s business, financial position and operating results.

Arbitron’s ability to recruit participants for its surveys could be adversely affected by governmental regulations.

There is an increasing concern among the American public regarding privacy issues. Federal and state governmental regulations restrict telemarketing to individuals who request to be included on a do-not-call list. Currently, these regulations do not apply to survey research. If the laws are extended to include survey research, Arbitron’s ability to recruit participants for its surveys could be adversely affected. Arbitron is evaluating alternatives to its current methodology, including using panels for its surveys and recontacting previous consenters. In addition, federal regulations prohibit calls made by autodialers to wireless lines without consent from the party. Because consumers are able to transfer a wireless number to a landline carrier or a landline number to a wireless carrier, it can be difficult for Arbitron to identify wireless numbers in advance of placing an autodialed call. Arbitron is using the services of a third-party supplier that tracks wireless numbers to help identify wireless numbers in its telephone sample.

Arbitron has limited experience designing, recruiting and maintaining PPM panels.

The commercial viability of many of its new business initiatives is dependent on its ability to recruit and maintain compliant PPM panelists and ensure optimal panel composition to accommodate a broad variety of media research services. Arbitron has limited experience in operating such PPM panels and it may encounter unanticipated difficulties as it attempts to do so. Without historical benchmarks on key sample performance metrics, it will be challenging to maintain the appropriate balance of research quality, panel size and operation costs.

The license of proprietary software that will enable enhanced access to respondent-level data to third-party software providers and customers could adversely affect the market for some of Arbitron’s existing software products.

Arbitron is offering third-party software providers and customers a license to use proprietary software that will enable enhanced access to Arbitron’s respondent-level data. Previously, limited access to respondent level data was only available to customers who licensed certain software services from Arbitron. Once Arbitron begins licensing the software that will provide enhanced access, which Arbitron anticipates will commence in 2008, the sales of Arbitron’s existing software services may be adversely affected.

Arbitron’s success will depend on its ability to protect its intellectual property rights.

Arbitron believes that the success of its business will depend, in part, on:

•	obtaining patent protection for its technology, products and services, in particular its PPM system;

•	defending its patents once obtained;

•	preserving its trade secrets;

•	defending its copyrights for its data services and audience estimates; and

•	operating without infringing upon patents and proprietary rights held by third parties.

Arbitron relies on a combination of contractual provisions, confidentiality procedures and patent, copyright, trademark, service mark and trade secret laws to protect the proprietary aspects of its technology, data and estimates. Several patents related to the PPM service, which expire at various times beginning in 2012, when viewed together, are of material importance to the Company. These legal measures afford only limited protection, and competitors may gain access to Arbitron’s intellectual property and proprietary information. Litigation may be necessary to enforce Arbitron’s intellectual property rights, to protect its trade secrets and to determine the validity and scope of Arbitron’s proprietary rights. Arbitron has been involved in litigation relating to the enforcement of its copyrights covering its radio listening estimates. Although Arbitron has generally been successful in these cases, there can be no assurance that the copyright laws and other statutory and contractual arrangements Arbitron currently depends upon will provide it sufficient protection to prevent the use or misappropriation of its audience estimates, databases and technology in the future. Litigation, regardless of outcome, could result in substantial expense and diversion of resources with no assurance of success and could adversely impact Arbitron’s business, financial position and operating results.

One of Arbitron’s strategies is to expand its international business, which involves unique risks and, if unsuccessful, could impede the growth of Arbitron’s business.

Arbitron continues to explore opportunities that would facilitate licensing its PPM technology into selected international markets in Europe and the Asia/Pacific regions.

We have limited experience in international operations, and may not be able to compete effectively in international markets or effectively manage our operations in various countries. If we do not generate enough revenue from international operations to offset the expense of these operations, our business could suffer. In addition, these operations have specific inherent risks, including, without limitation, the following:

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

Arbitron is dependent on its proprietary software systems for current and future business requirements. Significant delays in the completion of these systems, cost overages and/or inadequate performance of the systems once completed could adversely affect Arbitron’s business, financial position and operating results.

Arbitron’s current systems do not have the capability to accommodate all additional product enhancements requested by Arbitron clients. Arbitron is engaged in a major effort to replace its internal processing software and its client software. Significant delays in the completion of these systems, cost overages and/or inadequate performance of the systems once completed could adversely affect Arbitron’s business, financial position and operating results.

Criticism of the Arbitron audience measurement service by various industry groups and market segments could adversely affect Arbitron’s business.

Due to the high-profile nature of Arbitron’s services in the media and marketing information service industry, Arbitron could become the target of criticism by various industry groups and market segments. Arbitron believes that criticism of its methodology or negative perception of the quality of its research could adversely affect its business.

Arbitron’s future growth and success will depend on its ability to successfully compete with companies that may have financial, marketing, distribution, technical and other advantages over Arbitron.

Arbitron competes with many companies, some of which are larger and have access to greater capital resources. Arbitron believes that its future growth and success will depend on its ability to successfully compete with other companies that provide similar services in the same markets, some of which may have marketing, technical and other advantages, and its ability to design, develop and commercialize new products and services that address the industry needs for more efficient methods of data collection and processing and broader media measurement techniques.

In June 2005, Clear Channel announced that is was issuing a Request for Proposals to create a state-of-the-art radio ratings system to replace the current diary measurement system to which it subscribes. This process is ongoing. Clear Channel has organized a cross-industry evaluation committee to review the proposals, and this committee is expected to report on its findings in early 2007.

On February 9, 2007, The Media Audit/Ipsos announced that they will receive funding from a number of broadcasters to test their competing electronic ratings system in the Houston market. See “Legal Proceedings” in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a description of Arbitron’s patent infringement lawsuit against The Media Audit/Ipsos.

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

Arbitron’s clients derive most of their revenue from transactions involving the sale or purchase of advertising. During challenging economic times, advertisers may reduce advertising expenditures, impacting advertising agencies and media. A shift of advertising dollars from traditional media, such as radio, to nontraditional media, such as the Internet, could adversely impact the radio industry. As a result, advertising agencies and media may be less likely to purchase Arbitron’s media information services, which could adversely affect Arbitron’s business, financial position and operating results.

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

Arbitron enters into agreements with third parties to use certain data and services in connection with the provision of its current services. In addition, Arbitron may need to enter into agreements with third parties to assist with the marketing, technical, and financial aspects of expanding its services for other types of media. In the event Arbitron is unable to use such third-party data and services or if Arbitron is unable to enter into agreements with third parties, when necessary, Arbitron’s business and/or its potential growth could be adversely affected.

Arbitron relies on third parties to provide certain data and services for use in connection with the provision of its current services. In the event that such data and services are unavailable for Arbitron’s use or are not available on favorable terms, its business could be adversely affected.

Further, in order for Arbitron to build on its experience in the radio audience measurement industry and expand into measurement for other types of media, Arbitron may need to enter into agreements with third parties. These third parties could provide the marketing, technical, and financial aspects that Arbitron requires in order to be able to expand into other types of media. Arbitron’s inability to enter into these agreements with third parties at all or upon favorable terms, when necessary, could adversely affect Arbitron’s growth and business.

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

Risk Factors Relating to Arbitron’s Indebtedness

On December 20, 2006, Arbitron entered into a five-year, $150.0 million revolving credit facility that contains financial terms, covenants and operating restrictions that could restrict its financial flexibility and adversely impact its ability to conduct its business. These include:

•	the requirement that Arbitron maintain certain leverage and coverage ratios; and

•	restrictions on its ability to sell assets, incur additional indebtedness and grant or incur liens on its assets.

These restrictions may restrict or prohibit its ability to raise additional debt capital when needed or could prevent Arbitron from investing in other growth initiatives. Arbitron’s ability to comply with these financial requirements and other restrictions may be affected by events beyond its control, and its inability to comply with them could result in a default under the terms of the agreement.

Although Arbitron currently has no borrowings under this credit facility, if a default occurs on future borrowings, either because Arbitron is unable to generate sufficient cash flow to service the debt or because Arbitron fails to comply with one or more of the restrictive covenants, the lenders could elect to declare all of the then outstanding borrowings, as well as accrued interest and fees, to be immediately due and payable. In addition, a default may result in the application of higher rates of interest on the amounts due, resulting in higher interest expense being incurred by Arbitron.

Risk Factors Relating to Owning Arbitron’s Common Stock

Changes in market conditions, or sales of Arbitron common stock, could adversely affect the market price of Arbitron’s common stock.

The market price of Arbitron’s common stock depends on various financial and market conditions, which may change from time to time and which are outside of its control.

Sales of a substantial number of shares of Arbitron’s common stock, or the perception that such sales could occur, also could adversely affect prevailing market prices for Arbitron’s common stock. In addition to the possibility that Arbitron may sell shares of its common stock in a public offering at any time, Arbitron also may issue shares of common stock in connection with grants of restricted stock or upon exercise of stock options that Arbitron grants to its directors, officers and employees. All of these shares will be available for sale in the public markets from time to time.

It may be difficult for a third party to acquire Arbitron, which could depress the stock price of Arbitron’s common stock.

Delaware corporate law and Arbitron’s Amended and Restated Certificate of Incorporation and Bylaws contain provisions that could have the effect of delaying, deferring or preventing a change in control of Arbitron or the removal of existing management or directors and, as a result, could prevent our stockholders from being paid a premium for their common stock over the then-prevailing market price. These provisions could also limit the price that investors might be willing to pay in the future for shares of Arbitron’s common stock. These include:

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

Arbitron’s primary locations are in Columbia, Maryland, and its headquarters are located at 142 West 57th Street, New York, New York. Arbitron’s New York City office serves as its home base for sales and marketing, while its survey research, technology and data collection/production operations are located in its Columbia, Maryland, facility. In addition, Arbitron has five regional sales offices located in the metropolitan areas of Atlanta, Georgia; Washington, DC/Baltimore, Maryland; Chicago, Illinois; Dallas, Texas; and Los Angeles, California; and operations offices in Dallas, Texas; Houston, Texas; Cranford, New Jersey; Birmingham, Alabama; and Indianapolis, Indiana. Arbitron’s Continental Research subsidiary is located in London, England. Arbitron conducts all of its operations in leased facilities. Most of these leases contain renewal options and require payments for taxes, insurance and maintenance in addition to base rental payments. Arbitron believes that its facilities are sufficient for their intended purposes and are adequately maintained.

ITEM 3.	LEGAL PROCEEDINGS

During 2005, the Pennsylvania Department of Revenue concluded a sales tax audit and notified the Company of an assessment of $3.6 million, including outstanding sales tax and accumulated interest since 2001. Since 2005, the assessment has increased due to additional interest to $3.8 million as of December 31, 2006. Currently, the Company is in the appeals process with the Commonwealth of Pennsylvania, and continues to contest the assessment in its entirety. Consistent with the findings of a previous Pennsylvania sales tax audit, the Company contends that it continues to provide nontaxable services to its Pennsylvania customers and intends to vigorously defend this position during the appeals process. Although the Company anticipates a successful outcome, it cannot guarantee that a favorable settlement will occur. Given the nature of this uncertainty, no loss has been recognized as of December 31, 2006.

On October 10, 2006 the Company filed a patent infringement lawsuit against International Demographics, Inc. (D/B/A The Media Audit), Ipsos Group S.A., Ipsos ASI, Inc., Ipsos America, Inc. aka Ipsos North America and Ipsos Media (collectively “the Ipsos entities”) in the United States District Court for the Eastern District of Texas. The complaint alleges that International Demographics and the Ipsos entities are infringing three patents owned by Arbitron, United States Patents No. 5,787,334, No. 5,574,962 and No. 5,483,276, each relating to electronic audience measurement technology. In its suit, Arbitron seeks a permanent injunction against International Demographics and the Ipsos entities, in addition to adequate compensatory damages as determined by the court.

Arbitron and its subsidiaries are involved from time to time in a number of judicial and administrative proceedings considered ordinary with respect to the nature of their current and past operations, including employment-related disputes, contract disputes, government proceedings, customer disputes and tort claims. In some proceedings, the claimant seeks damages as well as other relief, which, if granted, would require substantial expenditures on the part of Arbitron. Some of these matters raise difficult and complex factual and legal issues, and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular action, and the jurisdiction, forum and law under which each action is pending. Because of this complexity, final disposition of some of these proceedings may not occur for several years. As such, Arbitron is not always able to estimate the amount of its possible future liabilities. There can be no certainty that Arbitron will not ultimately incur charges in excess of present or future established accruals or insurance coverage. Although occasional adverse decisions (or settlements) may occur, it is the opinion of management that the final disposition of these proceedings will not, considering the merits of the claim, have a material adverse effect on Arbitron’s financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Arbitron’s stockholders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Arbitron’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ARB.” As of February 23, 2007, there were 29,740,333 shares outstanding and 6.642 stockholders of record of Arbitron common stock.

The following table sets forth the high and low sale prices of Arbitron common stock as reported on the NYSE Composite Tape and the dividends declared per share of its common stock for each quarterly period for the past two years ended December 31, 2006 and 2005.

2006	1Q	2Q	3Q	4Q	Full Year

High	$40.77	$40.60	$38.56	$45.80	$45.80
Low	$33.34	$32.68	$35.04	$36.65	$32.68
Dividend	$0.10	$0.10	$0.10	$0.10	$0.40

2005	1Q	2Q	3Q	4Q	Full Year

High	$43.29	$44.76	$43.80	$40.78	$44.76
Low	$36.62	$38.88	$39.14	$37.04	$36.62
Dividend	$0.10	$0.10	$0.10	$0.10	$0.40

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

On November 16, 2006, Arbitron announced that its Board of Directors authorized a program to repurchase up to $100.0 million of its outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of two years through November 2008. As of February 16, 2007, no shares were repurchased under this program.

There were no stock purchases in the fourth quarter of 2006.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read together with the information under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Arbitron’s consolidated financial statements and related notes included in this Form 10-K.

The Company’s statements of income for the years ended December 31, 2006, 2005, and 2004 and balance sheet data as of December 31, 2006, and 2005 set forth below are derived from audited consolidated financial statements included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 2003 and 2002, and balance sheet data as of December 31, 2004, 2003 and 2002 are derived from audited consolidated financial statements of Arbitron not included in this Form 10-K.

	As of and for the Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Statement of Income Data
Revenue	$329,250	$309,955	$296,553	$273,550	$249,757
Costs and expenses	252,988	216,347	205,669	187,613	169,645

Operating income	76,262	93,608	90,884	85,937	80,112
Equity in net income of affiliate	7,748	7,829	7,552	6,754	5,627

Income before interest and income tax expense	84,010	101,437	98,436	92,691	85,739
Interest expense, net	3,000	880	6,810	11,597	16,219

Income before income tax expense	81,010	100,557	91,626	81,094	69,520
Income tax expense	30,352	33,249	31,061	31,221	26,765

Net income	$50,658	$67,308	$60,565	$49,873	$42,755

Net Income Per Weighted Average Common Share
Basic	$1.69	$2.16	$1.96	$1.66	$1.45
Diluted	$1.68	$2.14	$1.92	$1.63	$1.42
Cash dividends declared per share	$0.40	$0.40	$—	$—	$—
Weighted average common shares used in calculations
Basic	29,937	31,179	30,972	30,010	29,413
Diluted	30,086	31,500	31,471	30,616	30,049
Balance Sheet Data
Current assets	$105,545	$160,926	$120,161	$116,857	$86,422
Total assets	210,320	254,708	199,949	188,022	159,866
Long-term debt	—	50,000	50,000	105,000	165,000
Stockholders’ equity (deficit)	$89,256	$96,182	$49,208	$(14,245)	$(96,751)

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payments (“SFAS No. 123R”) as of January 1, 2006. Share-based compensation expense for 2006 was $6.5 million. Share-based awards were previously accounted for under Accounting Principles Board (“APB”) opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). See notes 2 and 15 to the notes to the consolidated financial statements for further discussion and analysis.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Arbitron’s consolidated financial statements and the notes thereto that follow in this Form 10-K.

Overview

Arbitron is a leading international media and marketing information services firm primarily serving radio, cable television, advertising agencies, advertisers, out-of-home media, online media and, through its Scarborough Research joint venture with The Nielsen Company, broadcast television and print media.

Known Trends that Management Considers Material

Significant Customers.  Historically, the Company’s quantitative radio measurement services and related software have accounted for a substantial majority of its total revenues. Consolidation in the radio broadcasting industry has led to a concentration of ownership of radio stations and, consequently, Arbitron’s dependence on a limited number of key customers for such services and related software has increased. In 2006, Clear Channel and CBS Radio represented approximately 19 percent and nine percent, respectively, of Arbitron’s total revenue. The Company’s agreements with these customers are not exclusive and do not contain automatic renewal obligations. Arbitron currently has license agreements with Clear Channel to provide radio ratings and software services for Clear Channel’s radio stations and networks through Arbitron’s Fall 2008 survey. In May 2006, Arbitron announced that it had entered into a license agreement with CBS Radio to provide diary-based services and PPM radio ratings, when the new ratings technology is deployed, through Arbitron’s Winter 2014 survey.

Slow Growth in Diary Business.  Due to slow economic growth of the radio industry generally, as well as the high penetration of its current services in the radio station business, Arbitron expects that its future annual organic rate of revenue growth from its quantitative diary-based radio measurement services and related software will be slower than historical trends. The Company anticipates that in the near term organic revenue growth will only moderately exceed the level of contractual price escalators in its radio ratings contracts.

Electronic Measurement Initiatives.  Arbitron has announced its plan to progressively roll out its PPM ratings service to the top 50 radio markets by 2010. Philadelphia became the first radio market to be electronically measured in January 2007. Also in January 2007, the Company announced that the Media Rating Council (“MRC”) had accredited the PPM radio ratings data in Houston, which had been the Company’s PPM demonstration market since mid-2005. The Company also is actively exploring opportunities to leverage its PPM technologies for strategic applications in addition to its quantitative radio measurement services. In this regard, the Company has formed Project Apollo LLC, a jointly owned limited liability company with Nielsen Media Research, Inc. (“NMR”) to explore the feasibility of the commercialization of a national marketing service panel.

Commercialization of the PPM radio ratings service and exploration of other strategic applications of the PPM technology, including the national marketing panel service, will require a substantial financial investment. The Company believes that during the PPM roll out period its cost of revenue will increase and substantial capital expenditures will be incurred to build its fixed costs structure and support future large-scale PPM commercialization efforts. In addition, the Company expects that its expenses will increase as a result of continued deployment costs associated with the national marketing panel service and the strategic development of its electronic ratings business.

Ultimately, Arbitron believes that, while commercialization of the PPM ratings service and other strategic applications of the PPM technology will have a near-term negative impact on its results of operations, its operating margins can be restored through the completion of the PPM transition process in the top 50 radio markets, although there can be no assurance that this will be the case.

Response Rates and Sample Proportionality

Arbitron must achieve response rates sufficient to maintain confidence in its ratings, the support of the industry and accreditation by the Media Rating Council. Overall response rates have declined over the past several years and it has become increasingly difficult and more costly for the Company to obtain consent from persons to participate in its surveys. Another measure often used by clients to assess quality in Arbitron’s surveys is proportionality, which refers to how well the distribution of the sample for any individual survey matches the distribution of the population in the market. In recent years, Arbitron’s ability to deliver good proportionality in its surveys among younger demographic groups has deteriorated, caused in part by the trend among some households to disconnect their landline phones, effectively removing these households from the Arbitron sample frame. Arbitron has committed extensive efforts and resources to address the decline of response rates and to maintain sample proportionality. In March 2006, Arbitron announced a comprehensive set of initiatives to bolster response rates and improve sample proportionality among African-American, Hispanic, and young male respondents in Arbitron’s diary-based markets. These initiatives include providing for substantial increases in cash incentives and other survey treatments.

Management believes that significant additional expenditures will be required in the future with respect to response rates and sample proportionality.

Forward Looking Statements

This Annual Report on Form 10-K and, in particular, this management’s discussion and analysis, contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that Arbitron or its management “believes,” “expects,” “anticipates,” “plans,” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included in this report. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those included in this Annual Report on Form 10-K in Item 1A — Risk Factors. We do not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Stock Repurchases

On January 24, 2006, Arbitron announced that its Board of Directors authorized a program to repurchase up to $70.0 million of its outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices through December 31, 2006. As of June 29, 2006, the program was completed with 2.0 million shares repurchased for an aggregate purchase price of $70.0 million.

On November 16, 2006, Arbitron announced that its Board of Directors authorized a program to repurchase up to $100.0 million of its outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of two years through November 2008. As of February 16, 2007, no shares were repurchased under this program.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are both important to the presentation of Arbitron’s financial position and results of operations, and require management’s most difficult, complex or subjective judgments.

Arbitron capitalizes software development costs with respect to significant internal use software initiatives or enhancements in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The costs are capitalized from the time that the preliminary project stage is completed and management considers it probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are amortized over periods of three to five years. Management performs an assessment quarterly to determine if it is probable that all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value. During the year ended December 31, 2006, Arbitron recorded an impairment charge of $0.6 million for internally developed PPM software associated with the NMR election not to join Arbitron in the commercial deployment of the PPM system. As of December 31, 2006, and 2005, Arbitron’s capitalized software developed for internal use had carrying amounts of $19.3 million and $15.2 million, respectively, including $9.0 million and $6.7 million, respectively, of software related to the PPM system.

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

Results of Operations

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

The following table sets forth information with respect to the consolidated statements of income of Arbitron for the years ended December 31, 2006 and 2005.

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

					Percentage of
			Increase (Decrease)		Revenue
	2006	2005	Dollars	Percent	2006	2005

Revenue	$329,250	$309,955	$19,295	6.2%	100.0%	100.0%

Costs and expenses
Cost of revenue	129,702	110,500	19,202	17.4%	39.4%	35.7%
Selling, general and administrative	79,051	67,284	11,767	17.5%	24.0%	21.7%
Research and development	44,235	38,563	5,672	14.7%	13.4%	12.4%

Total costs and expenses	252,988	216,347	36,641	16.9%	76.8%	69.8%

Operating income	76,262	93,608	(17,346)	(18.5)%	23.2%	30.2%
Equity in net income of affiliate	7,748	7,829	(81)	(1.0)%	2.4%	2.5%

Income before interest and income tax expense	84,010	101,437	(17,427)	(17.2)%	25.6%	32.7%
Interest income	3,103	3,121	(18)	(0.6)%	0.9%	1.0%
Interest expense	6,103	4,001	2,102	52.5%	1.9%	1.3%

Income before income tax expense	81,010	100,557	(19,547)	(19.4)%	24.6%	32.4%
Income tax expense	30,352	33,249	(2,897)	(8.7)%	9.2%	10.7%

Net income	$50,658	$67,308	$(16,650)	(24.7)%	15.4%	21.7%

Net income per weighted average common share
Basic	$1.69	$2.16	$(0.47)	(21.8)%

Diluted	$1.68	$2.14	$(0.46)	(21.5)%

Cash dividends declared per common share	$0.40	$0.40	$—	—

Other data:
EBIT (1)	$84,010	$101,437	$(17,427)	(17.2)%
EBITDA (1)	$93,408	$107,256	$(13,848)	(12.9)%
EBIT and EBITDA Reconciliation (1)
Net income	$50,658	$67,308	$(16,650)
Income tax expense	30,352	33,249	(2,897)
Interest income	3,103	3,121	(18)
Interest expense	6,103	4,001	2,102

EBIT (1)	84,010	101,437	(17,427)
Depreciation and amortization	9,398	5,819	3,579

EBITDA (1)	$93,408	$107,256	$(13,848)

(1)	EBIT (earnings before interest and income taxes) and EBITDA (earnings before interest, income taxes, depreciation and amortization) are non-GAAP financial measures that the management of Arbitron believes are useful to investors in evaluating Arbitron’s results. For further discussion of these non-GAAP financial measures, see paragraph below entitled “EBIT and EBITDA.”

The following table sets forth information with regard to share-based compensation expense recognized under SFAS No. 123R and APB No. 25 for the years ended December 31, 2006, and 2005, respectively:

	Years Ended
	December 31,
	2006	2005	Change

Cost of revenue	$567	$—	567
Selling, general and administrative	5,586	426	5,160
Research and development	392	—	392

Total costs and expenses	6,545	426	6,119

Operating income (loss)	(6,545)	(426)	(6,119)
Income tax benefit	2,454	161	2,293

Net income (loss)	$(4,091)	$(265)	$(3,826)

Net income (loss) per weighted-average common share
Basic	$(0.14)	$(0.01)	$(0.13)
Diluted	$(0.14)	$(0.01)	$(0.13)

Revenue.  Revenue increased 6.2% to $329.3 million for the year ended December 31, 2006, from $310.0 million for the same period in 2005, due primarily to increases in the ratings subscriber base, contract renewals, and price escalations in multiyear customer contracts for Arbitron’s quantitative data license revenue, a $2.9 million increase in Scarborough revenue resulting primarily from new business contracts, a $1.6 million increase in PPM International revenues, and a $1.1 million increase associated with the Project Apollo pilot panel for the national marketing research service which was initiated in 2006.

Cost of Revenue.  Cost of revenue increased by 17.4% to $129.7 million for the year ended December 31, 2006, from $110.5 million for the same period in 2005, and as a percentage of revenue to 39.4% in 2006 from 35.7% in 2005. The increase in cost of revenue was largely attributable to a $10.3 million increase in Arbitron’s quantitative, qualitative and software application services, which primarily includes a $3.5 million increase in data collection and processing costs, a $2.9 million increase in costs associated with response rate initiatives and proportionality, a $2.3 million increase in Scarborough royalties resulting from the higher revenues mentioned previously, and a $0.6 million increase for additional compensation expense related to Arbitron’s share-based awards. Cost of revenue increased by $6.7 million related to the Project Apollo pilot panel for the national marketing research service. Similar expenditures were classified as research and development in the amount of $3.1 million for the year ended December 31, 2005. A $1.8 million increase related to increased PPM international business also contributed to the overall increase in cost of revenue for the year ended December 31, 2006 as compared to the same period in 2005. Arbitron expects that its cost of revenue will increase in the future as a result of its efforts to commercialize the PPM ratings service and support the rollout of this service over the next two to three years.

Selling, General and Administrative.  Selling, general and administrative expenses increased 17.5% to $79.1 million for the year ended December 31, 2006, from $67.3 million for the same period in 2005, and increased as a percentage of revenue to 24.0% in 2006 from 21.7% in 2005. Approximately $6.9 million of the increase in selling, general and administrative expenses was due to an increase in Arbitron’s quantitative, qualitative and software application services, which includes a $1.9 million increase in expenses associated with the update of our legacy financial and customer relationship management systems and increased sales and marketing costs of $2.3 million related to Arbitron’s ratings business, including the PPM service. The adoption of SFAS No. 123R, effective January 1, 2006, resulted in $5.2 million of additional compensation expense related to Arbitron’s share-based awards. Asset impairment charges related to internally developed software associated with the NMR election not to join Arbitron in the commercial deployment of the PPM system accounted for $0.6 million of the increase in selling, general, and administrative expenses.

Research and Development.  Research and development expenses increased 14.7% to $44.2 million during the year ended December 31, 2006, from $38.6 million for the same period in 2005, and increased as a percentage of revenue to 13.4% in 2006 from 12.4% in 2005. Increased research and development expenses of $5.7 million resulted from Arbitron’s continued development of the next generation of its client software, and applications and infrastructure to support the PPM service and the diary-based service ($5.5 million), and an increase in precommercialization panel expenses primarily in the Houston and Philadelphia markets ($2.9 million). These increases were partially offset by a $3.1 million decrease in research and development expenses associated with the Project Apollo pilot panel for a national marketing research service, which were classified as cost of revenue in 2006 as previously mentioned.

Operating Income.  Operating income decreased 18.5% to $76.3 million for the year ended December 31, 2006, from $93.6 million for the same period in 2005. Operating margin percentage decreased to 23.2% in 2006 from 30.2% in 2005. Operating margins for the year ended December 31, 2006, were negatively impacted due to higher costs related to planned expenses required to build Arbitron’s PPM panels for markets other than Houston and to operate the Houston panel, and expenses related to Arbitron’s share-based awards.

Equity in Net Income of Affiliate.  Equity in net income of affiliate (relating to Arbitron’s Scarborough joint venture) decreased 1.0% to $7.7 million for the year ended December 31, 2006, from $7.8 million for the same period in 2005. The slight decrease in operating income for the affiliate resulted primarily from quality improvement initiatives initiated in 2006. Arbitron expects the equity in net income of affiliate to decrease in the future as a result of forming the Project Apollo LLC; the purpose of which is to complete the development and testing of the Project Apollo marketing research service and the expansion of the pilot panel to a full national service if the test results meet expectations and generate marketplace support.

Interest Income.  Interest income was relatively flat for the year ended December 31, 2006 as compared to the same period in 2005, as lower average cash and short term investment balances were offset by higher interest rates.

Interest Expense.  Interest expense increased 52.5% to $6.1 million for the year ended December 31, 2006, from approximately $4.0 million for the same period in 2005, due to Arbitron’s prepayment of its senior-secured notes obligation on October 18, 2006. In accordance with the provisions of the note agreement, Arbitron was obligated to pay an additional make-whole interest amount of $2.6 million as a result of the prepayment. Arbitron accelerated the amortization of the $0.3 million outstanding balance of deferred financing costs associated with the debenture. Both of these amounts were expensed as interest in Arbitron’s financial statements during the fourth quarter of 2006.

Income Tax Expense.  The effective tax rate was reduced from 37.8%, which excludes the impact of a $4.7 million tax benefit recognized for the reversal of certain tax contingencies during the year ended December 31, 2005, to 37.5% for the year ended December 31, 2006, reflecting the impact of increased tax-exempt interest income.

Net Income.  Net income decreased 24.7% to $50.7 million for the year ended December 31, 2006, from $67.3 million for the same period in 2005, due primarily to planned expenses required to build Arbitron’s PPM panels for markets other than Houston and to operate the Houston panel, additional share-based compensation expense associated with the adoption of SFAS No. 123R, effective January 1, 2006, and the strategic development of Arbitron’s ratings business and Project Apollo.

EBIT and EBITDA.  Arbitron has presented EBIT and EBITDA, both non-GAAP financial measures, as supplemental information that management of Arbitron believes is useful to investors to evaluate Arbitron’s results because they exclude certain items that are not directly related to Arbitron’s core operating performance. EBIT is calculated by adding back net interest expense and income tax expense to net income. EBITDA is calculated by adding back net interest expense, income tax expense, and depreciation and amortization to net income. EBIT and EBITDA should not be considered substitutes either for net income, as indicators of Arbitron’s operating performance, or for cash flow, as measures of Arbitron’s liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. EBIT decreased 17.2% to $84.0 million and EBITDA decreased 12.9% to $93.4 million for the year ended December 31, 2006 from $101.4 million and $107.3 million, respectively, in the same period in 2005.

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

The following table sets forth information with respect to the consolidated statements of income of Arbitron for the years ended December 31, 2005 and 2004.

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

					Percentage of
			Increase (Decrease)		Revenue
	2005	2004	Dollars	Percent	2005	2004

Revenue	$309,955	$296,553	$13,402	4.5%	100.0%	100.0%

Costs and expenses
Cost of revenue	110,500	110,710	(210)	(0.2)%	35.7%	37.3%
Selling, general and administrative	67,284	61,662	5,622	9.1%	21.7%	20.8%
Research and development	38,563	33,297	5,266	15.8%	12.4%	11.2%

Total costs and expenses	216,347	205,669	10,678	5.2%	69.8%	69.3%

Operating income	93,608	90,884	2,724	3.0%	30.2%	30.7%
Equity in net income of affiliate	7,829	7,552	277	3.7%	2.5%	2.5%

Income before interest and income tax expense	101,437	98,436	3,001	3.0%	32.7%	33.2%
Interest income	3,121	1,099	2,022	184.0%	1.0%	0.4%
Interest expense	4,001	7,909	(3,908)	(49.4)%	1.3%	2.7%

Income before income tax expense	100,557	91,626	8,931	9.7%	32.4%	30.9%
Income tax expense	33,249	31,061	2,188	7.0%	10.7%	10.5%

Net income	$67,308	$60,565	$6,743	11.1%	21.7%	20.4%

Net income per weighted average common share
Basic	$2.16	$1.96	$0.20	10.1%

Diluted	$2.14	$1.92	$0.22	11.3%

Cash dividends declared per common share	$0.40	$—	$0.40	—

Other data:
EBIT (1)	$101,437	$98,436	$3,001	3.0%
EBITDA (1)	$107,256	$104,158	$3,098	3.0%
EBIT and EBITDA Reconciliation (1)
Net income	$67,308	$60,565	$6,743
Income tax expense	33,249	31,061	2,188
Interest income	3,121	1,099	2,022
Interest expense	4,001	7,909	(3,908)

EBIT (1)	101,437	98,436	3,001
Depreciation and amortization	5,819	5,722	97

EBITDA (1)	$107,256	$104,158	$3,098

(1)	EBIT (earnings before interest and income taxes) and EBITDA (earnings before interest, income taxes, depreciation and amortization) are non-GAAP financial measures that the management of Arbitron believes are useful to investors in evaluating Arbitron’s results. For further discussion of these non-GAAP financial measures, see paragraph below entitled “EBIT and EBITDA.”

Revenue.  Revenue increased 4.5% to $310.0 million in 2005 from $296.6 million in 2004. Approximately $13.7 million of the increase was due to increases in the ratings and qualitative subscriber base, analytical software applications and price escalations in multiyear customer contracts and contract renewals. In addition, the Smartplus, formerly known as Marketing Resources Plus, acquisition and Integrated Radio Systems, L.L.C. (“IRS”) acquisition accounted for $1.5 million and $0.4 million, respectively, of the increase in revenues. Smartplus was acquired on March 11, 2004 and therefore, the year ended December 31, 2005 had the benefit of the full twelve months of operations as compared to approximately ten months for the same period of 2004. IRS was acquired on September 20, 2005. These increases were partially offset by a $1.5 million net decrease in Scarborough revenue and a $1.0 million decrease in Continental Research revenue. The net decrease in Scarborough revenue for the year ended December 31, 2005 as compared to the same period in 2004 was significantly impacted by the accelerated delivery of 17 markets during the fourth quarter of 2004 rather than the first quarter of 2005.

Cost of Revenue.  Cost of revenue decreased slightly by 0.2% to $110.5 million in 2005 from $110.7 million in 2004, and decreased as a percentage of revenue to 35.7% in 2005 from 37.3% in 2004. The $0.2 million decrease was primarily attributed to decreases in Scarborough royalty costs of $1.2 million caused by the accelerated delivery of 17 Scarborough markets in 2004 and decreases in Continental Research costs of $0.7 million, partially offset by a $0.6 million increase in PPM ratings costs associated with the national marketing panel service, a $0.5 million increase in security costs, and a $0.8 million increase in custom research costs.

Selling, General and Administrative.  Selling, general and administrative expenses increased 9.1% to $67.3 million in 2005 from $61.7 million in 2004, and increased as a percentage of revenue to 21.7% in 2005 from 20.8% in 2004. The $5.6 million increase was due to increased expenses associated with Arbitron’s quantitative, qualitative and software application services of $3.2 million, increased PPM ratings expenses of $2.8 million, and increased expenses associated with the Smartplus and IRS acquisitions of $1.0 million. These increases were partially offset by a decrease in Internet service expenses of $1.1 million.

Research and Development.  Research and development expenses increased 15.8% to $38.6 million in 2005 from $33.3 million in 2004, and increased as a percentage of revenue to 12.4% in 2005 from 11.2% in 2004. Increased spending associated with Arbitron’s ratings and qualitative subscriber service of approximately $2.3 million, the Houston PPM market demonstration and other PPM ratings initiatives of approximately $1.6 million, and the deployment of Project Apollo’s pilot panel of approximately $1.4 million comprise the $5.3 million increase.

Operating Income.  Operating income increased 3.0% to $93.6 million in 2005 from $90.9 million in 2004. Operating margin decreased to 30.2% in 2005 from 30.7% in 2004.

Equity in Net Income of Affiliate.  Equity in net income of affiliate (relating to Arbitron’s Scarborough joint venture) increased 3.7% to $7.8 million in 2005 from $7.6 million in 2004. The increased earnings of Scarborough resulted mainly from increased revenues that were partially offset by the accelerated delivery of 17 markets during the fourth quarter of 2004 discussed previously.

Interest Income.  Interest income increased to $3.1 million in 2005 from $1.1 million in 2004. The increase was primarily attributable to higher average cash and short-term investment balances and interest rates for the year ended December 31, 2005 as compared to the same period in 2004.

Interest Expense.  Interest expense decreased to $4.0 million in 2005 from $7.9 million in 2004. The decrease is due to Arbitron’s extinguishment of its credit facility in September 2004. For the year ended December 31, 2004, the average balance outstanding under the credit facility was $28.5 million. The interest expense incurred for the year ended December 31, 2005 is associated with Arbitron’s 9.96% senior-secured-notes maturing on January 31, 2008.

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

EBIT and EBITDA.  Arbitron has presented EBIT and EBITDA, both non-GAAP financial measures, as supplemental information that management of Arbitron believes is useful to investors to evaluate Arbitron’s results because they exclude certain items that are not directly related to Arbitron’s core operating performance. EBIT is calculated by adding back net interest expense and income tax expense to net income. EBITDA is calculated by adding back net interest expense, income tax expense, and depreciation and amortization to net income. EBIT and EBITDA should not be considered substitutes either for net income, as indicators of Arbitron’s operating performance, or for cash flow, as measures of Arbitron’s liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. EBIT increased 3.0% to $101.4 million and EBITDA increased 3.0% to $107.3 million in 2005 from $98.4 million and $104.2 million, respectively, in 2004.

Liquidity and Capital Resources

Working capital was ($4.6) million and $58.8 million as of December 31, 2006, and 2005, respectively. The $63.3 million decrease in working capital was primarily due to Arbitron using $50.0 million of available cash and short-term investments to prepay its senior-secured notes obligation on October 18, 2006. Excluding the deferred revenue liability, which does not require a significant additional cash outlay by Arbitron, working capital was $62.3 million and $121.2 million as of December 31, 2006 and 2005, respectively. Cash and cash equivalents were $33.6 million and $40.8 million as of December 31, 2006 and 2005, respectively. In addition, short-term investments and receivables from brokers, collectively, were $27.6 million and $82.6 million as of December 31, 2006 and 2005, respectively. Management expects that Arbitron’s cash position, along with these readily convertible assets, as of December 31, 2006, and cash flow generated from operations and its available revolving credit facility will be sufficient to support Arbitron’s operations for the foreseeable future.

Net cash provided by operating activities was $68.1 million and $77.4 million for the years ended December 31, 2006, and 2005, respectively. The $9.2 million decrease in net cash provided by operating activities was mainly attributable to a $16.7 million decrease in net income, and a $6.0 million decrease related to the excess tax benefit from stock option exercises for the year ended December 31, 2005. The decrease related to excess tax benefit from stock option exercises continue to be presented as an operating activity for 2005 in accordance with the modified prospective adoption of SFAS No. 123R on January 1, 2006. These decreases were partially offset by a $6.1 million increase in non-cash share-based compensation also due to the SFAS No. 123R adoption and a $2.5 million increase in deferred taxes. Increased operating expenses significantly decreased net income. These expenses included planned expenses required to build Arbitron’s PPM panels for markets other than Houston, operate the Houston panel and develop the national marketing research service through the Project Apollo pilot panel.

Net cash provided by operating activities was further impacted by a $5.0 million increase related to accrued expenses and other current liabilities substantially due to a $4.7 million reversal of certain tax contingencies and other items in 2005, partially offset by a $3.3 million decrease in cash flow for increased purchases of PPM international inventory in 2006.

Net cash provided by investing activities was $35.4 million for the year ended December 31, 2006, and net cash used in investing activities was $102.4 million for the year ended December 31, 2005. The $137.7 million increase in cash provided by investing activities was driven primarily by the full year impact of increased net sales of short-term investments of $137.5 million. Arbitron’s investment in available-for-sale variable rate demand notes issued by municipal government agencies and auction-rate securities began in the fourth quarter ended December 31,

2005. In addition, Arbitron acquired Integrated Radio Systems, L.L.C. on September 20, 2005 for $4.2 million. However, no acquisitions were made during the year ended December 31, 2006. These increases in cash flow from investing activities for the year ended December 31, 2006, as compared to the same period of 2005 were partially offset by increased capital spending of $3.9 million, which was largely related to PPM metering equipment purchases during 2006 for the PPM ratings service.

Net cash used in financing activities was $111.1 million and $20.8 million for the year ended December 31, 2006, and 2005, respectively. The $90.3 million fluctuation in financing activities was primarily attributable to the $50.0 million debt prepayment of Arbitron’s senior secured note on October 18, 2006 and a $30.0 million increase in repurchases of Arbitron’s outstanding common stock during the year ended December 31, 2006, as compared to the same period in 2005. The $9.0 million decrease in proceeds from stock option exercises was the result of significantly fewer options nearing expiration and lower average stock prices for the year ended December 31, 2006, as compared to the same period of 2005. Arbitron’s first quarterly dividend payment to Company stockholders was paid in April 2005. A $2.7 million increase in dividend payments resulted for the year ended December 31, 2006, as compared to the same period of 2005 because four quarterly dividend payments to Company stockholders were made during 2006, as compared to the three payments made during the same period of 2005.

These increases in net cash used in financing activities were partially offset by a $1.9 million increase in realized tax benefits related to share-based awards, which in accordance with SFAS No. 123R, is required to be presented prospectively in Arbitron’s cash flow statement as a financing activity rather than as an operating activity for periods subsequent to January 1, 2006, the adoption date for SFAS No. 123R.

On October 18, 2006, Arbitron prepaid its senior-secured notes obligation using $50.0 million of its available cash and short-term investments. Under the original terms of the note agreement, the notes carried a fixed interest rate of 9.96% and a maturity date of January 31, 2008. In accordance with the provisions of the note agreement, Arbitron was obligated to pay an additional make-whole interest amount of $2.6 million.

On December 20, 2006, Arbitron entered into an agreement with a consortium of lenders to provide up to $150.0 million of financing to Arbitron through a five-year, unsecured revolving credit facility (the “2006 Credit Facility”). The agreement permits Arbitron to increase the financing available under the 2006 Credit Facility up to $200.0 million provided that any number of lenders are willing to increase the size of their commitment. Interest on borrowings under the credit facility will be calculated based on a floating rate for a duration of up to six months as selected by Arbitron.

Arbitron’s 2006 Credit Facility contains financial terms, covenants and operating restrictions that potentially restrict financial flexibility. Under the terms of the 2006 Credit Facility, Arbitron is required to maintain certain leverage and coverage ratios and meet other financial conditions. The agreement contains certain financial covenants and limits, among other things, Arbitron’s ability to sell assets, incur additional indebtedness, and grant or incur liens on its assets. Under the terms of the 2006 Credit Facility, all of Arbitron’s material domestic subsidiaries, if any, guarantee the commitment. Currently, Arbitron does not have any material domestic subsidiaries as defined under the terms of the 2006 Credit Facility. Although the management of Arbitron does not believe that the terms of its 2006 Credit Facility limit the operation of its business in any material respect, the terms of the 2006 Credit Facility may restrict or prohibit Arbitron’s ability to raise additional debt capital when needed or could prevent Arbitron from investing in other growth initiatives. Arbitron has been in compliance with the terms of the 2006 Credit Facility since its inception.

Arbitron announced on February 28, 2005, that its Board of Directors (the “Board”) approved the payment of Arbitron’s first quarterly cash dividend. Since that time the Board has continued to approve the payment of quarterly dividends of $.10 per common share to the stockholders of record as of the close of business on the 15th of each quarter end month. For 2006, a quarterly dividend payment was made in the month subsequent to each quarter end.

On January 24, 2006, Arbitron announced that its Board of Directors authorized a program to repurchase up to $70.0 million of its outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices through December 31, 2006. As of June 29, 2006, the program was completed with approximately 2.0 million shares repurchased for an aggregate purchase price of $70.0 million.

On November 16, 2006, Arbitron announced that its Board of Directors authorized a program to repurchase up to $100.0 million of its outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices through November 2008. As of February 23, 2007, no shares were repurchased under this program.

Commercialization of the PPM ratings service will require a substantial financial investment. Arbitron believes it has sufficient cash and short-term investments as well as access to the 2006 Credit Facility to fund such requirements. Arbitron currently estimates that the aggregate capital expenditure associated with PPM ratings service commercialization for audience ratings measurement will be approximately $25.0 million over the first two to three years of commercialization. Arbitron also anticipates that, over the same period, its results of operations will be materially negatively impacted as a result of the rollout of this PPM ratings service. Ultimately, however, Arbitron believes that, while commercialization of PPM ratings service will have a near-term negative impact on Arbitron’s results of operations, its operating margins can be restored through the completion of the PPM transition process in the top 50 radio markets, although there can be no assurance that this will be the case.

The amount of capital required for deployment of the PPM ratings service and the impact of the rollout on Arbitron’s results of operations will be greatly affected by the speed with which the radio industry requests the PPM ratings service and the timing of the rollout. If the radio industry is slow to accept the PPM ratings service, as opposed to the use of diaries or some other competing alternative, then it will take longer to roll out the commercialization of the PPM ratings service, and the costs associated with that deployment will be delayed. On the other hand, if the radio industry asks for electronic measurement sooner rather than later, Arbitron’s capital needs will accelerate, and the near-term negative impact on Arbitron’s results of operations will be more significant.

The national marketing research service is a new service, however, for which market acceptance is not yet known. This service would require substantial additional expenditures if it ultimately proves to be a viable commercial service. During the year ended December 31, 2006, the Company incurred approximately $8.9 million of net expenditures relating to the national marketing pilot. If a decision is made to commercialize this service, substantial additional expenditures would be incurred during the next few years.

Since the pilot program for the national marketing service is in progress and customer response is preliminary, it is not yet possible to provide a meaningful assessment of future costs associated with a potential commercialization of this service. However, the same general cost pattern would apply as with the PPM ratings service, which is that substantial costs would have to be incurred in advance of revenues. This would result in a negative impact on results of operations in the first three to four years of commercialization, which impact likely would be material.

Arbitron expects to fund the pilot program for the national marketing service, and the expected commercialization of the PPM radio ratings service with its existing cash position and short-term investments, future cash from operations or through the most advantageous source of capital at the time, which may include borrowings under its current credit facility, sales of common and preferred stock and/or joint venture transactions. Arbitron believes that one or more of these sources of capital will be available to fund its PPM-related cash needs, but there can be no assurance that the external sources of capital will be available on favorable terms, if at all.

The following table summarizes Arbitron’s contractual cash obligations as of December 31, 2006 (in thousands):

	Less Than	1-3	3-5	More Than
	1 Year	Years	Years	5 Years	Total

Long-term debt (A)	$—	$—	$—	$—	$—
Operating leases (B)	8,889	17,071	9,195	3,727	38,882
Purchase obligations (C)	2,791	—	—	—	2,791
Contributions for retirement plans (D)	2,400	—	—	—	2,400

	$14,080	$17,071	$9,195	$3,727	$44,073

(A)	Arbitron’s $50.0 million senior-secured debt obligation was prepaid during the fourth quarter of 2006. On December 20, 2006, Arbitron entered into a new credit agreement with a consortium of lenders to provide up to $150.0 million of financing. No borrowings under this new agreement were made as of December 31, 2006.

(B)	See note 12 in the notes to consolidated financial statements.

(C)	Other than for PPM equipment purchases, Arbitron generally does not make unconditional, noncancelable purchase commitments. Arbitron enters into purchase orders in the normal course of business, and they do not exceed one-year terms.

(D)	Amount represents an estimate of its cash contribution for 2007 for retirement plans. Future cash contributions will be determined based upon the funded status of the plan. See note 14 in the notes to consolidated financial statements.

Off-Balance Sheet Arrangements

Arbitron did not enter into any off-balance sheet arrangements during 2006 or 2005, nor did Arbitron have any off-balance sheet arrangements outstanding at December 31, 2006 or 2005.

New Accounting Pronouncements

Effective January 1, 2006, Arbitron adopted SFAS No. 123R, Share-Based Payments Revised. See Notes 2 and 15 in the Notes to Consolidated Financial Statements for the disclosures required by SFAS No. 123R.

In July 2006, the FASB issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the cumulative effects, if any, of applying FIN No. 48 should be recorded as an adjustment to retained earnings. The management of Arbitron is currently evaluating the impact of adopting FIN No. 48 to Arbitron’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”), which requires the recognition of the overfunded or underfunded status of a defined benefit plan as an asset or liability in the consolidated balance sheet and to recognize any changes in that funded status through comprehensive income. This Statement requires Arbitron to measure the funded status of a plan as of December 31, 2006 and to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Arbitron currently measures planned assets and benefit obligations as of September 30 each year. In accordance with the provisions of SFAS No. 158, the measurement date will be required to be as of the date of Arbitron’s fiscal year-end consolidated balance sheet effective for fiscal years ending after December 15, 2008. The impact to Arbitron’s consolidated balance sheet of adopting SFAS No. 158 as of December 31, 2006 consisted of a $1.5 million decrease in total assets, a $5.6 million increase in total liabilities, and a $7.1 million decrease in total equity. The net earnings and cash flows of the Company were not impacted by the adoption of SFAS No. 158. See Note 14 in the Notes to Consolidated Financial Statements for the additional disclosures required by SFAS No. 158.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The management of Arbitron is evaluating the impact of SFAS No. 157, effective January 1, 2008, but does not currently expect the adoption of SFAS No. 157 to have a material impact on Arbitron’s consolidated financial condition and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Arbitron holds its cash and cash equivalents in highly liquid securities. Arbitron also holds short-term investments, which consist of investment grade, highly liquid securities classified as available-for-sale. A hypothetical interest rate change of 1% would have an impact of approximately $0.8 million on interest income over a twelve month period.

Arbitron currently has no exposure to interest rate risk with respect to debt securities due to the prepayment of Arbitron’s 9.96% senior-secured notes in October 2006, Arbitron’s only outstanding debt obligation at that time. In December 2006, Arbitron entered into an agreement with a consortium of lenders to provide up to $150.0 million of financing to Arbitron through a five-year, unsecured revolving credit facility. Interest on borrowings under the credit facility will be calculated based on a floating rate for a duration of up to six months. As of December 31, 2006 there were no outstanding borrowings under the new revolving credit facility. Arbitron does not use derivatives for speculative or trading purposes.

Because Arbitron currently has no outstanding floating rate debt, a hypothetical market interest rate change of 1% would have no effect on Arbitron’s results of operations.

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

We have audited the accompanying consolidated balance sheets of Arbitron Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity (deficit), comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed under item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arbitron Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, of the notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, on January 1, 2006 and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans on December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Arbitron Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland
February 27, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
  Arbitron Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Arbitron Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Arbitron Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Arbitron Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Arbitron Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arbitron Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity (deficit), comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 27, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baltimore, Maryland
February 27, 2007

ARBITRON INC.

Consolidated Balance Sheets
December 31, 2006 and 2005
(In thousands, except par value data)

	2006	2005

Assets
Current assets
Cash and cash equivalents	$33,640	$40,848
Receivables from brokers	—	30,000
Short-term investments	27,625	52,560
Trade accounts receivable, net of allowance for doubtful accounts of $1,419 in 2006 and $1,165 in 2005	33,296	27,708
Inventory	3,793	442
Prepaid expenses and other current assets	4,167	3,665
Deferred tax assets	3,024	5,703

Total current assets	105,545	160,926
Investment in affiliate	13,907	12,959
Property and equipment, net	41,470	30,875
Goodwill, net	40,558	40,558
Other intangibles, net	2,029	3,578
Noncurrent deferred tax assets	5,913	4,739
Other noncurrent assets	898	1,073

Total assets	$210,320	$254,708

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,972	$8,605
Accrued expenses and other current liabilities	33,258	31,123
Deferred revenue	66,875	62,434

Total current liabilities	110,105	102,162
Noncurrent liabilities
Long-term debt	—	50,000
Other noncurrent liabilities	10,959	6,364

Total liabilities	121,064	158,526

Commitments and contingencies
Stockholders’ equity
Preferred stock, $100.00 par value, 750 shares authorized, no shares issued	—	—
Common stock, $0.50 par value, authorized 500,000 shares, issued 32,338 shares in 2006 and 2005	16,169	16,169
Additional paid-in capital	53,598	94,908
Accumulated earnings (net distributions to Ceridian in excess of accumulated earnings) prior to spin-off	(239,042)	(239,042)
Retained earnings subsequent to spin-off	266,905	228,211
Common stock held in treasury, 2,646 shares in 2006 and 1,294 shares in 2005	(1,323)	(647)
Accumulated other comprehensive loss	(7,051)	(3,417)

Total stockholders’ equity	89,256	96,182

Total liabilities and stockholders’ equity	$210,320	$254,708

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Income
Years Ended December 31, 2006, 2005 and 2004
(In thousands, except per share data)

	2006	2005	2004

Revenue	$329,250	$309,955	$296,553

Costs and expenses
Cost of revenue	129,702	110,500	110,710
Selling, general and administrative	79,051	67,284	61,662
Research and development	44,235	38,563	33,297

Total costs and expenses	252,988	216,347	205,669

Operating income	76,262	93,608	90,884
Equity in net income of affiliate	7,748	7,829	7,552

Income before interest and income tax expense	84,010	101,437	98,436
Interest income	3,103	3,121	1,099
Interest expense	6,103	4,001	7,909

Income before income tax expense	81,010	100,557	91,626
Income tax expense	30,352	33,249	31,061

Net income	$50,658	$67,308	$60,565

Net income per weighted-average common share
Basic	$1.69	$2.16	$1.96
Diluted	$1.68	$2.14	$1.92
Weighted-average common shares used in calculations
Basic	29,937	31,179	30,972
Potentially dilutive securities	149	321	499

Diluted	30,086	31,500	31,471

Dividends declared per common share outstanding	$0.40	$0.40	$—

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Stockholders’ Equity (Deficit)
Years Ended December 31, 2006, 2005 and 2004
(In thousands)

				Accumulated
				Earnings (Net
				Distributions to
				Ceridian in
				Excess of	Retained	Common	Accumulated	Total
	Number of		Additional	Accumulated	Earnings	Stock	Other	Stockholders’
	Shares	Common	Paid-In	Earnings)	Subsequent to	Held in	Comprehensive	Equity
	Outstanding	Stock	Capital	Prior to Spin-off	Spin-off	Treasury	Loss	(Deficit)

Balance at December 31, 2003	30,710	$16,168	$100,024	$(239,042)	$112,795	$(813)	$(3,377)	$(14,245)
Net income	—	—	—	—	60,565	—	—	60,565
Other comprehensive income (loss) Foreign currency translation	—	—	—	—	—	—	230	230
Change in additional minimum pension liability	—	—	—	—	—	—	168	168
Change in unrealized loss on interest rate swap	—	—	—	—	—	—	1,171	1,171
Income tax expense	—	—	—	—	—	—	(696)	(696)
Common stock issued	916	—	20,908	—	—	459	—	21,367
Noncash share-based compensation	—	—	188	—	—	—	—	188
Common stock repurchased	(666)	—	(24,692)	—	—	(334)	—	(25,026)
Tax benefit from stock option exercises	—	—	5,486	—	—	—	—	5,486

Balance at December 31, 2004	30,960	16,168	101,914	(239,042)	173,360	(688)	(2,504)	49,208
Net income	—	—	—	—	67,308	—	—	67,308
Other comprehensive income (loss) Foreign currency translation	—	—	—	—	—	—	(341)	(341)
Change in additional minimum pension liability	—	—	—	—	—	—	(1,124)	(1,124)
Income tax benefit	—	—	—	—	—	—	552	552
Dividends declared	—	—	—	—	(12,457)	—	—	(12,457)
Common stock issued	1,033	1	26,091	—	—	515	—	26,607
Noncash share-based compensation	—	—	426	—	—	—	—	426
Common stock repurchased	(949)	—	(39,502)	—	—	(474)	—	(39,976)
Tax benefit from stock option exercises	—	—	5,979	—	—	—	—	5,979

Balance at December 31, 2005	31,044	16,169	94,908	(239,042)	228,211	(647)	(3,417)	96,182
Net income	—	—	—	—	50,658	—	—	50,658
Other comprehensive income (loss) Foreign currency translation	—	—	—	—	—	—	431	431
Change in retirement and post-retirement liabilities	—	—	—	—	—	—	(6,375)	(6,375)
Income tax benefit	—	—	—	—	—	—	2,310	2,310
Dividends declared	—	—	—	—	(11,964)	—	—	(11,964)
Common stock issued	640	—	19,096	—	—	313	—	19,409
Noncash share-based compensation	—	—	6,538	—	—	7	—	6,545
Common stock repurchased	(1,992)	—	(69,004)	—	—	(996)	—	(70,000)
Tax benefits from share-based awards	—	—	2,060	—	—	—	—	2,060

Balance at December 31, 2006	29,692	$16,169	$53,598	$(239,042)	$266,905	$(1,323)	$(7,051)	$89,256

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2006, 2005, and 2004
(In thousands)

	2006	2005	2004

Net income	$50,658	$67,308	$60,565
Other comprehensive (loss) income, net of tax
Foreign currency translation, net of tax (expense) benefit of $(168), $131, and $183, respectively	263	(210)	47
Fair value of interest rate swap, net of tax expense of $0, $0, and $(449), respectively	—	—	722
Benefit plans net of tax benefit (expense) of $2,478, $421 and $(64), respectively	(3,897)	(703)	104

Other comprehensive (loss) income	(3,634)	(913)	873

Comprehensive income	$47,024	$66,395	$61,438

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004

Cash flows from operating activities
Net income	$50,658	$67,308	$60,565
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	7,848	4,162	4,334
Amortization of intangible assets	1,550	1,657	1,388
Loss on asset disposals	591	347	541
Asset impairment charges	638	—	328
Deferred income taxes	3,816	1,326	22,748
Equity in net income of affiliate	(7,748)	(7,829)	(7,552)
Distributions from affiliate	6,800	7,000	6,375
Bad debt expense	890	426	305
Tax benefit from stock option exercises	—	5,979	5,486
Non-cash share-based compensation	6,545	426	188
Changes in operating assets and liabilities, excluding effects of business acquisitions
Trade accounts receivable	(6,169)	(4,982)	(1,231)
Prepaid expenses and other assets	(529)	(453)	637
Inventory	(3,351)	(69)	(147)
Accounts payable	1,136	2,054	42
Accrued expense and other current liabilities	2,146	(2,853)	2,721
Deferred revenue	4,395	2,827	705
Other noncurrent liabilities	(1,067)	56	649

Net cash provided by operating activities	68,149	77,382	98,082

Cash flows from investing activities
Additions to property and equipment	(19,563)	(15,615)	(10,164)
Purchases of short-term investments	(456,975)	(224,070)	—
Proceeds from sales of short-term investments	511,910	141,510	—
Payments for business acquisitions	—	(4,176)	(8,928)

Net cash provided by (used in) investing activities	35,372	(102,351)	(19,092)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	19,584	28,549	19,287
Stock repurchases	(70,000)	(39,976)	(25,026)
Tax benefits realized from share-based awards	1,875	—	—
Dividends paid to stockholders	(12,103)	(9,358)	—
Payments for deferred financing costs	(447)	—	—
Payment of long-term debt	(50,000)	—	(55,000)

Net cash used in financing activities	(111,091)	(20,785)	(60,739)

Effect of exchange rate changes on cash and cash equivalents	362	(299)	217

Net (decrease) increase in cash and cash equivalents	(7,208)	(46,053)	18,468
Cash and cash equivalents at beginning of year	40,848	86,901	68,433

Cash and cash equivalents at end of year	$33,640	$40,848	$86,901

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

Basis of Consolidation

The consolidated financial statements of Arbitron Inc. (“Arbitron” or the “Company”) reflect the consolidated financial position, results of operations and cash flows of Arbitron Inc. and its subsidiaries: Arbitron Holdings Inc., Audience Research Bureau S.A. de C.V., Ceridian Infotech (India) Private Limited, CSW Research Limited, Euro Fieldwork Limited, and Arbitron International, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Description of Business

Arbitron is an international media and marketing information services firm primarily serving radio, cable television, retailers, advertising agencies, advertisers, out-of-home media, online media, and through its Scarborough Research (“Scarborough”) joint venture, broadcast television and print media.

Arbitron currently provides four main services: measuring radio audiences in local markets in the United States and Mexico; measuring national radio audiences and the audience size and composition of network radio programs and commercials; providing application software used for accessing and analyzing media audience and marketing information data; and providing consumer, shopping, and media usage information services to radio, cable television, retailers, advertising agencies, advertisers, out-of-home media, online industries and, through its Scarborough joint venture, broadcast television and print media.

2.	Summary of Significant Accounting Policies

Revenue Recognition

Syndicated or recurring products and services are licensed on a contractual basis. Revenues for such products and services are recognized over the term of the license agreement as products or services are delivered. Customer billings in advance of delivery are recorded as a deferred revenue liability. Deferred revenue relates primarily to quantitative radio measurement surveys which are delivered to customers in the subsequent quarterly period. Software revenue is recognized ratably over the life of the agreement in accordance with Statement of Position 97-2, Software Revenue Recognition. Through the standard software license agreement, customers are provided enhancements and upgrades, if any, that occur during their license term at no additional cost. Customer agreements with multiple licenses are reviewed for separation under the provision of EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Sales tax charged to customers is presented on a net basis within the consolidated income statement and excluded from recorded revenues.

Expense Recognition

Direct costs associated with the Company’s data collection and diary processing are recognized when incurred and are included in cost of revenue. Selling, general, and administrative expenses are recognized when incurred. Research and development expenses consist primarily of expenses associated with the development of new products and customer software and other technical expenses including maintenance of legacy operations and reporting systems.

Cash Equivalents

Cash equivalents consist primarily of highly liquid investments with insignificant interest rate risk and original maturities of three months or less.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

Short-term Investments and Receivables from Brokers

Short-term investments consist of municipal and other government-issued variable rate demand notes recorded by the Company at fair value. These investments are classified as available-for-sale securities, which in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), are stated at fair value. Under SFAS 115, unrealized gains and temporary losses for available-for-sale securities are to be reported in accumulated other comprehensive income (loss) and realized gains and losses on settled trades are to be recognized in earnings. Because the Company’s short-term investments are traded at par, the amount of realized gains and losses included in earnings is zero. Due to the short-term duration of these investments, there is no change in fair value subsequent to the record date of purchase and therefore, the amount of unrealized gain and loss recorded in accumulated other comprehensive income (loss) is zero.

Purchases and sales of these short-term investments consisted of the buying and selling of variable rate demand notes and auction rate securities. These investments are investment grade, highly liquid securities. The Company conducts these transactions through various financial institutions which are evaluated for their credit quality.

Receivables from brokers are recognized for the amount of unsettled sales of these securities, if any, pending the receipt of the related proceeds in the subsequent reporting period.

Trade Accounts Receivable

Trade accounts receivable are recorded at invoiced amounts. The allowance of doubtful accounts is estimated based on historical trends of past due accounts and write-offs.

Inventories

Inventories consist of Portable People Metertm equipment held for resale to international licensees of the PPMtm service. The inventory is accounted for on a first-in, first-out (FIFO) basis.

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

Expenditures for significant software purchases and software developed for internal use are capitalized. For software developed for internal use, all external direct costs for materials and services and certain payroll and related fringe benefit costs are capitalized in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The costs are capitalized from the time that the preliminary project stage is completed and management considers it probable that the software will be used to perform the function intended until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are amortized over periods of three to five years. Management performs an assessment quarterly to determine if it is probable that all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

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

Pro Forma Disclosures of Stock-Based Compensation

During the years ended December 31, 2005 and 2004, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”) and related interpretations, including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the options. In the case of issuances of stock awards, compensation expense was

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

recorded based upon the quoted market value of shares of common stock on the date of grant. Any resulting compensation expense was recognized ratably over the vesting period. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transitions and Disclosure (“SFAS No. 123”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS No. 123. Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payments Revised (“SFAS No. 123R”), and began recognizing share-based compensation expense using a fair-value-based method. The following table illustrates the effect on net income and net income per share if the fair-value-based method had been applied to all outstanding share-based awards in the years ended December 31, 2005 and 2004 (dollars in thousands, except per share data):

	2005	2004

Net income, as reported	$67,308	$60,565
Add: Nonemployee stock-based compensation expense, net of tax	263	116
Less: Stock-based compensation expense determined under fair value method, net of tax	5,537	3,042

Pro forma net income	$62,034	$57,639

Basic net income per weighted average common share, as reported	$2.16	$1.96
Pro forma basic net income per weighted average common share	$1.99	$1.86
Diluted net income per weighted average common share, as reported	$2.14	$1.92
Pro forma diluted net income per weighted average common share	$1.98	$1.83
Options granted to employees and directors	591,961	485,393
Weighted-average exercise price	$40.80	$37.96
Weighted-average fair value	$13.72	$13.09
Weighted-average assumptions:
Expected lives in years	6.5	6.0
Expected volatility	28.5%	27.3%
Expected dividend rate	1%	—
Risk-free interest rate	3.89%	3.69%

Net Income per Weighted Average Common Share

The computations of basic and diluted net income per weighted-average common share for 2006, 2005, and 2004 are based on Arbitron’s weighted-average shares of common stock and potentially dilutive securities outstanding.

Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period. As of December 31, 2006, 2005, and 2004 there were options to purchase 2,102,596, 2,416,733, and 2,848,989 shares of the Company’s common stock outstanding, of which options to purchase 767,894, 621,148, and 402,538 shares of the Company’s common stock, respectively, were excluded from the computation of diluted net income per weighted-average common share, either because the options’ exercise prices were greater than the average market price of the Company’s common shares or assumed repurchases from proceeds from the options’ exercise were potentially antidilutive. The Company elected to use the short-cut method of determining its initial hypothetical tax benefit windfall pool and in accordance with provisions under SFAS No. 123R, the assumed proceeds associated with the entire amount of tax benefits for share-based awards granted prior to SFAS No. 123R adoption were used in the diluted shares computation. For share-based awards

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

granted subsequent to the January 1, 2006 SFAS No. 123R adoption date, the assumed proceeds for the related excess tax benefits were used in the diluted shares computation.

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

Advertising Expense

The Company recognizes advertising expense the first time advertising takes place. Advertising expense for the years ended December 31, 2006, 2005 and 2004 was $2.0 million, $1.9 million and $1.5 million, respectively.

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

New Accounting Pronouncements

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payments Revised. See Note 15 in the Notes to Consolidated Financial Statements for the additional disclosures required by SFAS No. 123R.

In July 2006, the FASB issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the cumulative effects, if any, of applying FIN No. 48 should be recorded as an adjustment

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

to retained earnings. The management of the Company is currently evaluating the impact of adopting FIN No. 48 to the Company’s consolidated financial statements.

Effective December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). See Note 14 in the Notes to Consolidated Financial Statements for the additional disclosures required by SFAS No. 158.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The management of the Company is evaluating the impact of SFAS No. 157, but does not currently expect the adoption of SFAS No. 157, effective January 1, 2008, to have a material impact on the Company’s consolidated financial statements.

3.	Inventories

Inventories as of December 31, 2006, and 2005, consisted of $3.8 million and $0.4 million, respectively, of Portable People Meter equipment held for resale to international licensees of the PPM service. The inventory is accounted for on a first-in, first-out (FIFO) basis.

4.	Short-term Investments

All of the Company’s short-term investment assets are classified as available-for-sale securities in accordance with SFAS No. 115. Short-term investments as of December 31, 2006 and 2005, consisted of $27.6 million and $52.6 million, respectively, in municipal and other government-issued variable-rate demand notes and auction-rate securities recorded by the Company at fair value. There was no receivable from brokers on unsettled trades as of December 31, 2006. A $30.0 million receivable from brokers was recorded as of December 31, 2005.

For the years ended December 31, 2006, and 2005, gross purchases of available-for-sale securities were $457.0 million and $224.1 million, respectively, and gross proceeds from sales of available-for-sale securities were $511.9 million and $141.5 million, respectively. For the year ended December 31, 2005, gross sales of available-for-sale securities was $171.5 million, which includes $141.5 million in proceeds and a $30.0 million receivable from brokers on unsettled trades. There were no purchases or sales of short-term investments in 2004.

5.	Investment in Affiliate

Investment in affiliate consists of the Company’s 49.5% interest in Scarborough, a syndicated, qualitative local market research partnership, which is accounted for using the equity method of accounting.

Under the Scarborough partnership agreement, the Company has the exclusive right to license Scarborough’s services to radio stations, cable companies, and out-of-home media, and a nonexclusive right to license Scarborough’s services to advertising agencies and advertisers. The Company pays a royalty fee to Scarborough based on a percentage of revenues. Royalties of $24.0 million, $21.7 million and $22.8 million for 2006, 2005 and 2004, respectively, are included in cost of revenue in the Company’s consolidated statements of income. Accrued royalties due to Scarborough as of December 31, 2006 and 2005 of $6.1 million and $5.5 million, respectively, are included in accrued expenses and other current liabilities in the consolidated balance sheets.

Scarborough’s revenue was $61.1 million, $55.9 million and $54.9 million in 2006, 2005 and 2004, respectively. Scarborough’s total assets and liabilities were $34.6 million and $2.1 million, and $32.9 million and $2.3 million, as of December 31, 2006 and 2005, respectively. The Company’s equity in net income of Scarborough was $7.7 million, $7.8 million and $7.6 million in 2006, 2005 and 2004, respectively. The Company

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

received distributions from Scarborough in 2006, 2005 and 2004 of $6.8 million, $7.0 million and $6.4 million, respectively.

6.	Property and Equipment

Property and equipment as of December 31, 2006 and 2005 consist of the following (in thousands):

	2006	2005

Purchased software and development costs	$28,856	$22,043
Portable People Meter equipment	15,882	9,204
Computer equipment	12,461	9,381
Leasehold improvements	7,494	7,343
Machinery, furniture and fixtures	5,896	5,720

	70,589	53,691
Accumulated depreciation and amortization	(29,119)	(22,816)

Property and equipment, net	$41,470	$30,875

Depreciation and amortization expense for 2006, 2005 and 2004 was $7.8 million, $4.2 million and $4.3 million, respectively. Interest costs capitalized during 2006 and 2005 were $1.0 million and $1.2 million, respectively.

7.	Goodwill and Other Intangible Assets

Goodwill is measured for impairment annually as of January 1 under the guidance set forth in SFAS No. 142. During 2006, 2005 and 2004, the Company tested its goodwill in accordance with the standard and concluded no impairment charge was required.

Intangible assets, which consist primarily of acquired software, customer lists and noncompete agreements, with finite lives are being amortized to expense over their estimated useful lives. As of December 31, 2006, the Company had no intangible assets with indefinite useful lives. Amortization expense for intangible assets for 2006, 2005 and 2004 was $1.5 million, $1.7 million and $1.4 million, respectively. Amortization expense for intangible assets is estimated to be $0.8 million in 2007, $0.3 million in 2008, $0.2 million in 2009, $0.1 million in 2010, $0.1 million in 2011, and $0.5 million thereafter.

Changes in goodwill for the years ended December 31, 2006 and 2005 were as follows (in thousands):

	2006	2005

Beginning of year balance	$40,558	$37,773
Integrated Radio Systems, LLC acquisition	—	2,785

End of year balance	$40,558	$40,558

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2006 and 2005 consist of the following (in thousands):

	2006	2005

Employee compensation and benefits	$20,456	$18,289
Royalties due to Scarborough	6,067	5,483
Dividend payable	2,960	3,099
Other	3,775	4,252

	$33,258	$31,123

9.	Purchase Acquisition

On September 20, 2005, Arbitron acquired the net assets of Integrated Radio Systems, L.L.C. (“IRS”)sm for $4.6 million, including $0.1 million in transaction costs. IRS was a provider of software systems that help radio stations manage their advertising sales process and automate the daily tasks in a sales department. The $4.6 million purchase price was allocated to $1.8 million in identifiable intangible assets and tangible net assets and $2.8 million to goodwill. The purchase price included a deferred cash payment of $0.5 million, which is due in September 2008.

On March 11, 2004, Arbitron acquired certain assets of Marketing Resources Plus from Interactive Market Systems, Inc., part of the VNU Media Measurement and Information Group, for $8.9 million in cash. The $8.9 million purchase price was allocated as follows: $0.5 million in tangible net assets, $3.6 million in identifiable intangible assets and $4.8 million to goodwill.

Disclosure of pro forma results for these acquisitions were not required under SFAS No. 141, Business Combinations, due to immateriality.

10.	Long-term Debt

Long-term debt as of December 31, 2006 and 2005 consisted of $0 and $50.0 million in senior-secured-notes. The fair value of the senior-secured-notes as of December 31, 2005 was $51.8 million, and was estimated using a cash flow valuation model and available market data for securities with similar effective maturity dates.

On October 18, 2006, the Company prepaid its senior-secured notes obligation using $50.0 million of its available cash and short-term investments. Under the original terms of the note agreement, the notes carried a fixed interest rate of 9.96% and a maturity date of January 31, 2008. In accordance with the provisions of the note agreement, the Company was obligated to pay an additional make-whole interest amount of $2.6 million. The Company accelerated the amortization of the outstanding balance of deferred financing costs associated with the debenture in the amount of $0.3 million. Both of these amounts were expensed as interest in the Company’s financial statements during the fourth quarter of 2006.

On December 20, 2006, the Company entered into an agreement with a consortium of lenders to provide up to $150.0 million of financing to the Company through a five-year, unsecured revolving credit facility (the “2006 Credit Facility”). The agreement permits the Company to increase the financing available under the 2006 Credit Facility up to $200.0 million provided that any number of lenders are willing to increase the size of their commitment. The 2006 Credit Facility includes a $15.0 million maximum letter of credit commitment. As of December 31, 2006, no borrowings had been made under the 2006 Credit Facility. As of December 31, 2006 and 2005, the Company was in compliance with the terms of its 2006 Credit Facility and senior-secured notes agreement, respectively.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

The 2006 Credit Facility has two borrowing options, a Eurodollar rate option or an alternate base rate option, as defined in the agreement. Under the Eurodollar option, the Company may elect interest periods of one, two, three or six months at the inception date and each renewal date. Borrowings under the Eurodollar option bear interest at the London Interbank Offered Rate (LIBOR) plus a margin of 0.575% to 1.25%. Borrowings under the base rate option bear interest at the higher of the lead lender’s prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 0.00% to 0.25%. The specific margins, under both options, are determined based on the Company’s ratio of indebtedness to earnings before interest, income taxes, depreciation and amortization (the “leverage ratio”), and is adjusted every ninety days. The agreement contains a facility fee provision whereby the Company is charged a fee, ranging from 0.175% to 0.25%, applied to the total amount of the commitment. Under the terms of the 2006 Credit Facility, the Company is required to maintain certain leverage and coverage ratios and meet other financial conditions. The agreement contains certain financial covenants, and limits, among other things, the Company’s ability to sell assets, incur additional indebtedness, and grant or incur liens on its assets. Under the terms of the 2006 Credit Facility, all of the Company’s material domestic subsidiaries, if any, guarantee the commitment. As of December 31, 2006, the Company had no material domestic subsidiaries as defined by the terms of the 2006 Credit Facility.

Although the Company has no borrowings under the 2006 Credit Facility as of December 31, 2006, if a default occurs on future borrowings, either because Arbitron is unable to generate sufficient cash flow to service the debt or because Arbitron fails to comply with one or more of the restrictive covenants, the lenders could elect to declare all of the then outstanding borrowings, as well as accrued interest and fees, to be immediately due and payable. In addition, a default may result in the application of higher rates of interest on the amounts due.

Interest paid in 2006, 2005 and 2004 was $7.5 million, including the $2.6 million make-whole provision amount mentioned previously, $5.0 million and $7.4 million, respectively. Interest capitalized in 2006, 2005, and 2004 was $1.0 million, $1.2 million, and $0.4 million, respectively. Non-cash amortization of deferred financing costs classified as interest expense in 2006, 2005 and 2004 was $0.4 million, $0.2 million and $0.9 million, respectively.

11.  Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of December 31, 2006 and 2005 were as follows (in thousands):

	2006	2005

Foreign currency translation adjustment, net of tax	$340	$77
Additional minimum pension liability, net of tax	(7,391)	(3,494)

Accumulated other comprehensive loss	$(7,051)	$(3,417)

12.	Commitments and Contingencies

Leases

The Company conducts all of its operations in leased facilities and leases certain equipment which have minimum lease obligations under noncancelable operating leases. Certain of these leases contain rent escalations based on specified percentages. Most of the leases contain renewal options and require payments for taxes, insurance and maintenance. Rent expense is charged to operations as incurred except for escalating rents, which are charged to operations on a straight-line basis over the life of the lease. Rent expense was $9.8 million, $9.6 million and $9.1 million in 2006, 2005 and 2004, respectively.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

Future minimum lease commitments under noncancelable operating leases having an initial term of more than one year, are as follows (in thousands):

2007	$8,889
2008	8,828
2009	8,243
2010	4,968
2011	4,227
Thereafter	3,727

$38,882

Legal Matters

The Company is involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. Legal costs for services rendered in the course of these proceedings are charged to expense as they are incurred.

During 2005, the Pennsylvania Department of Revenue concluded a sales tax audit and notified the Company of an assessment of $3.6 million, including outstanding sales tax and accumulated interest since 2001. Since 2005, the assessment has increased due to additional interest to $3.8 million as of December 31, 2006.

Currently, the Company is in the appeals process with the Commonwealth of Pennsylvania, and continues to contest the assessment in its entirety. Consistent with the findings of a previous Pennsylvania sales tax audit, the Company contends that it continues to provide nontaxable services to its Pennsylvania customers and intends to vigorously defend this position during the appeals process. Although the Company anticipates a successful outcome, it cannot guarantee that a favorable settlement will occur. Given the nature of this uncertainty, no loss has been recognized as of December 31, 2006.

13.	Income Taxes

The provision for income taxes is based on income recognized for consolidated financial statement purposes and includes the effects of permanent and temporary differences between such income and income recognized for income tax return purposes. As a result of the spin-off, deferred tax assets consisting of net operating loss and credit carryforwards were transferred from Ceridian to Arbitron, along with temporary differences related to the Arbitron business. The net operating loss carryforwards will expire in various amounts from 2007 to 2026.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

The components of income before income tax expense and a reconciliation of the statutory federal income tax rate to the income tax rate on income before income tax expense for the years ended December 31, 2006, 2005 and 2004 are as follows (dollars in thousands):

Income before income tax expense:
U.S.	$80,470	$100,575	$91,469
International	540	(18)	157

Total	$81,010	$100,557	$91,626

Income tax expense:
Current:
U.S.	$25,463	$30,841	$10,553
State, local and foreign	1,073	1,082	(2,240)

	26,536	31,923	8,313

Deferred:
U.S.	1,410	(975)	18,455
State, local and foreign	2,658	3,231	6,500
Net reduction in valuation allowance	(252)	(930)	(2,207)

Total	3,816	1,326	22,748

	$30,352	$33,249	$31,061

U.S. statutory rate	35.0%	35.0%	35.0%

Income tax expense at U.S. statutory rate	$28,353	$35,196	$32,069
State income taxes, net of federal benefit	2,183	3,208	2,769
Tax-exempt interest income	(1,052)	(524)	—
Meals and entertainment	278	264	295
Reduction in valuation allowance for state NOLs	(252)	(930)	(2,207)
Adjustments to tax liabilities	673	(3,854)	(1,718)
Other	169	(111)	(147)

Income tax expense	$30,352	$33,249	$31,061

Effective tax rate	37.5%	33.1%	33.9%

The effective tax rate was 37.5% for the year ended December 31, 2006. During 2006, certain liabilities for tax contingencies related to prior periods were provided for due to the settlement and completion of income tax audits and returns and the expiration of audit statutes. In addition, the Federal and state tax liabilities were adjusted to reflect the actual filing positions of the Company. The valuation allowance on certain deferred tax assets was reduced to reflect the estimated future benefit of utilizing state net operating loss carryforwards in certain states. The net tax expense of these changes and other items was $0.4 million in 2006. The effective tax rate of 33.1% in 2005 reflected a net benefit of $4.7 million primarily due to changes in liabilities for tax contingencies and a change in the valuation allowance related to certain state net operating losses. Excluding these items, the effective tax rate decreased from 37.8% in 2005 to 36.9% in 2006 primarily due to increased tax benefits from the Company’s tax-exempt interest income earned during the year ended December 31, 2006 as compared to the same period in 2005.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

As the Company is subject to federal and state audits throughout the normal course of operations, losses for tax contingencies are recognized for unasserted contingent claims when such matters are probable and reasonably estimable.

Temporary differences and the resulting deferred income tax assets as of December 31, 2006 and 2005 were as follows (dollars in thousands):

	2006	2005

Deferred tax assets:
Current deferred tax assets
Accruals	$1,997	3,792
Net operating loss carryforwards	1,027	1,911

	3,024	5,703

Noncurrent deferred tax assets
Benefit plans	5,962	3,930
Depreciation	2,023	1,126
Accruals	644	602
Net operating loss carryforwards	1,135	1,913
FAS 123R share-based compensation	2,142	—
Partnership interest	2,416	2,681
Other	29	334

	14,351	10,586
Less valuation allowance	(12)	(264)

Total deferred tax assets	$17,363	$16,025

Deferred tax liabilities:

Noncurrent deferred tax liabilities
Goodwill and other intangible amortization	$(5,906)	$(4,200)
Benefits plans	(2,385)	(1,308)
Other	(135)	(75)

Total deferred tax liabilities	(8,426)	(5,583)

Net deferred tax assets	$8,937	$10,442

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which the temporary differences become deductible and before tax credits or net operating loss carryforwards expire. Management considered historical results of Arbitron during the previous three years and projected future taxable income and determined that a valuation allowance of less than $0.1 million and $0.3 million was required as of December 31, 2006 and 2005, respectively, for certain state net operating loss carryforwards.

During 2006, an adjustment of $3.8 million related to Arbitron’s partnership interest in Scarborough was made to increase the net deferred tax asset and a corresponding adjustment was made to accumulated earnings prior to spin-off. The effective date for the adjustment was March 30, 2001, the date of the reverse spin-off from Ceridian Corporation.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

Income taxes paid in 2006, 2005 and 2004 were $25.6 million, $31.4 million and $5.6 million, respectively.

65.1

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

14.	Retirement Plans

Adoption of SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“SFAS No. 158”) which requires the recognition of the overfunded or underfunded status of a defined benefit plan as an asset or liability in the balance sheet and to recognize any changes in that funded status through comprehensive income. SFAS No. 158 requires the Company to measure the funded status of a plan as of December 31, 2006 and to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Arbitron currently measures planned assets and benefit obligations as of September 30 each year. In accordance with the provisions of SFAS No. 158, the measurement date will be required to be as of the date of the Company’s fiscal year-end statement of financial position effective for fiscal years ending after December 15, 2008. The incremental impact of adopting the funded status recognition requirements of SFAS No. 158, on the assets and liabilities of the Company’s defined benefit plans and other retirement plans included in the line items of the consolidated balance sheet, is shown in the accompanying table (in thousands):

	Incremental Impact of
	SFAS No. 158 Adoption
	As of December 31, 2006
	Before SFAS		After SFAS
	No. 158		No. 158
	Adoption	Adjustment	Adoption

Noncurrent deferred tax asset	$(1,122)	$4,699	$3,577
Other noncurrent assets	6,172	(6,172)	—
Total assets	5,050	(1,473)	3,577
Accrued expenses and other current liabilities	(1,318)	249	(1,069)
Noncurrent liabilities	3,266	5,357	8,623
Total liabilities	1,948	5,606	7,554
Accumulated other comprehensive loss	(312)	(7,079)	(7,391)
Total stockholders’ equity	$(312)	$(7,079)	$(7,391)

The net earnings and cash flows of the Company were not impacted by the adoption of SFAS No. 158.

Pension Benefits

Certain of Arbitron’s United States employees participate in a defined benefit pension plan that closed to new participants effective January 1, 1995. Benefits under the plan for most eligible employees are calculated using the final five year average salary of the employee. Employees participate in this plan by means of salary reduction contributions. Retirement plan funding amounts are based on independent consulting actuaries’ determination of the Employee Retirement Income Security Act of 1974 funding requirements.

The Company’s discount rate on its actuarially determined benefit obligations is 5.75% as of September 30, 2006, the measurement date for the Company’s latest valuation. The discount rate was determined using Moody’s AA Corporate bond yields, which closely approximated the duration of the Company’s benefit obligation. Due primarily to an increase in the discount rate, the amount of Company contributions, and the effect of the plan’s investment experience as of the September 30, 2006 measurement date on the valuation of plan assets, the fair value of plan assets exceeded the accumulated benefit obligation of the plan. For the September 30, 2005 measurement date, the accumulated benefit obligation of the plan exceeded the fair value of assets due partially to a decrease in the discount rate. Pension expense was $1.4 million, $1.3 million and $1.2 million for 2006, 2005 and 2004, respectively. The Company’s projected benefit obligations exceeded plan assets by $3.5 million and $5.2 million as of September 30, 2006 and 2005, respectively.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

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

Arbitron’s investment strategy is to diversify assets so that adverse results from one asset or asset class will not have an unduly detrimental effect on the entire portfolio. Diversification includes by type, by characteristic, and by number of investments, as well as by investment style of management organization. Cash held and intended to pay benefits is considered to be a residual asset in the asset mix, and therefore, compliance with the ranges and targets specified shall be calculated excluding such assets. Assets of the plan do not include securities issued by Arbitron. The target allocation for each asset class is 60% equity securities and 40% debt securities. Arbitron’s pension plan weighted-average asset allocations as of September 30, 2006 and 2005, by asset category were as follows:

	Plan Assets
	as of
	September 30,
Asset Category	2006	2005

Equity securities	59%	59%
Debt securities	39%	40%
Cash and cash equivalents	2%	1%

Total	100%	100%

The components of net periodic cost for 2006, 2005, and 2004 are as follows (in thousands):

Net Periodic Cost	2006	2005	2004

Service cost of benefits	$966	$809	$742
Interest cost	1,651	1,549	1,415
Expected return on plan assets	(1,970)	(1,674)	(1,486)
Amortization of net actuarial loss	719	559	469
Amortization of prior service cost	22	22	22

Total	$1,388	$1,265	$1,162

Arbitron’s estimate for contributions to be paid in 2007 is $2.0 million. The expected benefit payments are as follows (in thousands):

2007	$1,632
2008	1,759
2009	1,843
2010	1,728
2011	2,033
2012-2016	12,113

$21,108

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

The accumulated benefit obligation for the defined benefit pension plan was $26.1 million and $26.0 million as of September 30, 2006 and 2005, respectively.

The funded status of the plan as of the measurement dates of September 30, 2006 and 2005, and change in funded status for the annual periods ended September 30, 2006 and 2005 are shown in the accompanying table, along with the assumptions used in the calculations.

Supplemental Retirement

Arbitron also sponsors two nonqualified, unfunded supplemental retirement plans; the Arbitron Benefit Equalization Plan (“BEP”) and the Supplemental Executive Retirement Plan (“SERP”). The purpose of the BEP is to ensure that pension plan participants will not be deprived of benefits otherwise payable under the pension plan but for the operation of the provisions of Internal Revenue Service Code sections 415 and 401. The SERP is a supplemental retirement plan for Arbitron’s chief executive officer.

The accumulated benefit obligation for the supplemental plans as of September 30, 2006 and 2005 was $2.4 million and $1.7 million, respectively. As of December 31, 2006 and 2005, prepaid pension costs of $0.5 million held in benefit protection trusts were included in other noncurrent assets in the consolidated balance sheets.

Arbitron’s estimate for contributions to be paid in 2007 is $0.3 million. The expected benefit payments are as follows (in thousands):

2007	$259
2008	265
2009	336
2010	799
2011	264
2012-2016	1,532

$3,455

The components of net periodic cost for 2006, 2005, and 2004 are as follows (in thousands):

Net Periodic Cost	2006	2005	2004

Service cost of benefits	$57	$57	$122
Interest cost	162	136	192
Expected return on plan assets	—	—	—
Amortization of net actuarial loss	123	155	231
Amortization of prior service cost	(22)	(22)	(22)

Total	$320	$326	$523

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

	Defined Benefit		Supplemental
	Pension Plan		Retirement Plans
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)

Change in benefit obligation during the period
At beginning of period	$30,286	$25,658	$2,972	$2,266
Service cost	966	809	57	57
Interest cost	1,651	1,549	162	136
Plan participants’ contributions	348	364	50	56
Actuarial loss	631	2,448	552	516
Benefits paid	(1,948)	(542)	(140)	(59)

At end of period	$31,934	$30,286	$3,653	$2,972

Change in fair value of plan assets
At beginning of period	$25,124	$20,597	$—	$—
Actual return on plan assets	2,078	2,197	—	—
Employer contribution	2,872	2,508	140	59
Plan participants’ contributions	348	364	—	—
Benefits paid	(1,948)	(542)	(140)	(59)

At end of period	$28,474	$25,124	$—	$—

Funded status	$(3,460)	$(5,162)	$(3,653)	$(2,972)
Contributions between measurement date and year end	—	N/A	12	N/A

Net pension liability at fiscal year end	$(3,460)	N/A	$(3,641)	N/A

Amounts recognized in accumulated other comprehensive income
Unrecognized net actuarial loss	$9,560	N/A	1,855	N/A
Unrecognized prior service cost	$72	N/A	(72)	N/A
Unrecognized transition obligation	$—	N/A	—	N/A
Estimated amounts of accumulated other comprehensive to be recognized as net periodic cost during 2007
Net actuarial loss	$662	N/A	$193	N/A
Prior service cost	$22	N/A	$(22)	N/A
Weighted-average assumptions
Discount rate
Components of cost	5.50%	6.00%	5.50%	6.00%
Benefit obligations	5.75%	5.50%	5.75%	5.50%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

Postretirement Benefits

Arbitron provides health care benefits for eligible retired employees who participate in the pension plan and were hired before January 1, 1992. These postretirement benefits are provided by several health care plans in the United States for both pre-age 65 retirees and certain grandfathered post-age 65 retirees. Employer contributions to

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

these plans differ for various groups of retirees and future retirees. Employees hired before January 1, 1992 and retiring after that date may enroll in plans for which a company subsidy is provided through age 64.

The Company’s discount rate on its actuarially determined benefit obligations is 5.75% as of September 30, 2006, the measurement date for the Company’s latest valuation. The discount rate was determined using Moody’s AA Corporate bond yields, which closely approximated the duration of the Company’s benefit obligation.

The Company’s postretirement benefit liability was $1.5 million and $0.8 million, as of December 31, 2006 and 2005, respectively. The Company’s postretirement benefit expense was $0.2 million, $0.1 million, and $0.1 million for the years ended December 31, 2006, 2005, and 2004, respectively. The plan is unfunded.

Arbitron expects to make $0.1 million in contributions in 2007. The expected benefit payments are as follows (in thousands):

2007	$82
2008	97
2009	114
2010	128
2011	141
2012-2016	807

$1,369

The components of net periodic cost for 2006, 2005, and 2004 are as follows (in thousands):

Net Periodic Cost	2006	2005	2004

Service cost of benefits	$36	$36	$31
Interest cost	83	73	63
Expected return on plan assets	—	—	—
Amortization of net actuarial loss	47	32	23
Amortization of prior service cost	—	—	—

Total	$166	$141	$117

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

The accompanying table presents the balances of and changes in the aggregate benefit obligation as of the measurement dates of September 30, 2006 and 2005 (in thousands):

	Postretirement Plan
	September 30,
	2006	2005

Change in benefit obligation during the period
At beginning of period	$1,159	$1,338
Service cost	36	36
Interest cost	83	73
Plan participants’ contributions	28	13
Actuarial loss (gain)	349	(253)
Benefits paid	(120)	(48)

At end of period	$1,535	$1,159

Change in fair value of plan assets
At beginning of period	$—	$—
Actual return on plan assets	—	—
Employer contribution	92	35
Plan participants’ contributions	28	13
Benefits paid	(120)	(48)

At end of period	$—	$—

Funded status	$(1,535)	$(1,159)
Contributions between measurement date and year end	13	N/A

Net postretirement liability at fiscal year end	$(1,522)	N/A

Amounts recognized in accumulated other comprehensive income
Unrecognized net actuarial loss	634	N/A
Unrecognized prior service cost	—	N/A
Unrecognized transition obligation	—	N/A
Estimated amounts of accumulated other comprehensive to be recognized as net periodic cost during 2007
Net actuarial loss	$46	N/A
Prior service cost	$—	N/A
Weighted-average assumptions
Discount rate
Components of cost	5.50%	6.00%
Benefit obligations	5.75%	5.50%
Expected return on plan assets	—	—
Rate of compensation increase	4.00%	4.00%

The assumed health care cost trend rate used in measuring the postretirement benefit obligation was 9.15% for pre-age 65 and post-age 65 in 2006, with pre-age and post-age 65 rates declining to an ultimate rate of 5.75% in 2011. A 1% change in this rate would change the benefit obligation by approximately $0.1 million and the aggregate service and interest cost by less than $0.1 million.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

401(k) Plan

Arbitron employees may also participate in a defined contribution plan that is sponsored by the Company. The plan generally provides for employee salary deferral contributions of up to 17% of eligible employee compensation. Under the terms of the plan, Arbitron contributes a matching contribution of 50% up to a maximum of 3% to 6% of eligible employee compensation. The employer may also make an additional discretionary matching contribution of up to 30% up to a maximum of 3% to 6% of eligible employee compensation. The 3% maximums referred to in the previous sentences relate to employees who are pension participants and the 6% maximums relate to employees who are not pension participants. Arbitron’s costs with respect to its contributions to the defined contribution plan were $2.4 million, $2.0 million and $1.9 million in 2006, 2005 and 2004, respectively.

15.	Share-Based Compensation

The following table sets forth information with regard to the financial statement impact of adopting SFAS No. 123R, effective January 1, 2006 (dollars in thousands, except per share data):

Year Ended
December 31, 2006

Cost of revenue	$567
Selling, general and administrative	5,244
Research and development	392

Operating income (loss)	(6,203)

Income (loss) before income tax expense	(6,203)

Net income (loss)	$(3,885)

Basic earnings per weighted-average common share	$(0.13)
Diluted earnings per weighted-average common share	$(0.13)
Net cash used by operating activities	$(1,875)
Net cash provided by financing activities	$1,875

The share-based compensation expense charged against operating income for the Company’s share-based compensation plans was approximately $6.5 million for the year ended December 31, 2006, consisting of $5.6 million, $0.5 million, and $0.4 million, for selling, general and administrative expense, cost of revenue, and research and development, respectively. The share-based compensation expense for the year ended December 31, 2006, included $0.3 million of expense related to deferred stock units granted to nonemployee directors, which were historically required to be expensed prior to the implementation of SFAS No. 123R. Share-based compensation expense for the years ended December 31, 2005 and 2004 was $0.4 million and $0.2 million, respectively.

The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2.5 million, $0.2 million, and $0.1 million for the years ended December 31, 2006, 2005, and 2004, respectively. There was no capitalized share-based compensation cost incurred during the years ended December 31, 2006, 2005, and 2004.

The Company has two active stock incentive plans (“SIPs”) from which awards of stock options, nonvested share awards and performance unit awards are granted to eligible participants: the 1999 SIP, a stockholder-approved plan, and the 2001 SIP, a non-stockholder-approved plan. The Company’s 1999 and 2001 SIPs permit the grants of share-based awards, including stock options and nonvested share awards, for up to 5,204,009 shares of common stock. The Company believes that such awards align the interests of its employees with those of its shareholders. Eligible participants in the 1999 and 2001 SIPs include all employees of the Company and any nonemployee director, consultant and independent contractor of the Company. The Company’s policy for issuing shares upon

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

option exercise or conversion of its nonvested share awards and deferred stock units is to issue new shares of common stock, unless treasury stock is available at the time of exercise or conversion. As of December 31, 2006, shares available for grant were 389,341 and 76,437 under the 1999 and 2001 SIPs, respectively.

As of December 31, 2006, 175,545 of the outstanding stock options were originally granted under two of the Company’s inactive SIPs, the 1993 and 1996 SIPs, both stockholder-approved plans. No shares are available for grant under these inactive plans.

In some cases, the vesting of share-based awards is accelerated due to an employee’s retirement. Prior to the adoption of SFAS No. 123R, the amount disclosed for the Company’s pro forma compensation expense did not include an acceleration of expense recognition for retirement eligible employees. For share-based arrangements granted subsequent to the adoption of SFAS No. 123R, the Company accelerates expense recognition if retirement eligibility affects the vesting of the award. If the accelerated pro forma expense recognition had occurred prior to January 1, 2006, the share-based compensation expense for the year ended December 31, 2006, would have been lower by $1.1 million.

Stock Options

Stock options awarded to employees under the 1999 and 2001 SIPs generally vest annually over a three-year period, have five-year or 10-year terms and have an exercise price not less than the fair market value of the underlying stock at the date of grant. Stock options granted to directors under the 1999 SIP generally vest upon the date of grant, are generally exercisable in six months after the date of grant, have 10-year terms and have an exercise price not less than the fair market value of the underlying stock at the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the SIPs).

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

The fair value of each option granted during the year ended December 31, 2006 was estimated on the date of grant using a Black-Scholes option valuation model that used the assumptions noted in the following table:

2006

Expected volatility	26.59 - 27.35%
Expected dividends	1.00%
Expected term (in years)	5.25 - 6.25
Risk-free rate	4.35 - 5.01%
Weighted-average volatility	27.32
Weighted-average term (in years)	5.74
Weighted-average risk-free rate	4.70
Weighted-average grant date fair value	$12.55

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

A summary of option activity under the SIPs as of December 31, 2006, and changes during the year then ended, is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
Options	Shares	Exercise Price	Term (Years)	($000)

Outstanding at January 1, 2006	2,416,733	$34.97
Granted	308,613	39.60
Exercised	(583,688)	31.15
Forfeited or expired	(39,062)	31.70

Outstanding at December 31, 2006	2,102,596	$36.75	6.19	$14,034

Vested or expected to vest at December 31, 2006	2,095,990	$36.76	6.19	$14,020

Exercisable at December 31, 2006	1,455,609	$35.38	5.17	$11,735

As of December 31, 2006, there was $3.6 million of total unrecognized compensation cost related to options granted under the SIPs. This aggregate cost is expected to be recognized over a weighted-average period of 2.0 years. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 was $5.4 million, $15.6 million, and $14.4 million, respectively. Cash received from option exercises for the years ended December 31, 2006, 2005, and 2004 was $18.2 million, $25.5 million, and $20.4 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $2.0 million, $6.0 million, and $5.6 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Nonvested Share Awards

A summary of the status of the Company’s nonvested share awards as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

		Weighted-Average
		Grant-Date Fair
Nonvested Share Awards	Shares	Value

Outstanding at January 1, 2006	14,250	$40.90
Granted	89,482	38.59
Vested	(15,958)	39.13
Forfeited	—	—

Nonvested at December 31, 2006	87,774	$38.87

Expected to vest at December 31, 2006	87,774	$38.87

The Company’s nonvested share awards generally vest over four or five years on either a monthly or annual basis. Compensation expense is recognized on a straight-line basis using the market price on the date of grant as the awards vest. As of December 31, 2006, there was $3.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the SIPs. This aggregate cost of nonvested share awards is expected to be recognized over a weighted-average period of 2.9 years. The total fair value of share awards vested during the years ended December 31, 2006, 2005, and 2004 was $0.6 million, less than $0.1 million, and $0, respectively.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

Deferred Stock Units

A summary of the status of the Company’s deferred stock units as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

		Weighted-Average
		Grant-Date Fair
Nonvested Deferred Stock Units	Shares	Value

Outstanding at January 1, 2006	—	—
Granted	25,450	38.58
Vested	(7,264)	37.83
Forfeited	—	—

Nonvested at December 31, 2006	18,186	$38.88

Vested at December 31, 2006	19,349	$39.12

Expected to vest at December 31, 2006	18,186	$38.88

As of December 31, 2006, the total unrecognized compensation cost related to deferred stock units granted under the SIPs was $0.7 million and such cost is expected to be recognized over a weighted-average period of 1.5 years. Deferred stock units granted to employees vest annually over a three-year period and are convertible to shares of common stock, subsequent to their termination of employment. Deferred stock units granted to nonemployee directors vest immediately upon grant, are convertible to shares of common stock subsequent to their termination of service as a director, and are issued at the fair market value of the Company’s stock upon the date of grant. The total fair value of deferred stock units granted to directors and vested during the years ended December 31, 2006, 2005, and 2004 was $0.3 million, $0.3 million, and $0.2 million, respectively.

Employee Stock Purchase Plan

The Company’s compensatory Employee Stock Purchase Plan (“ESPP”) provides for the issuance of up to 600,000 shares of newly issued or treasury common stock of Arbitron. The purchase price of the stock to ESPP participants is 85% of the lesser of the fair market value on either the first day or the last day of the applicable three-month offering period. The total amount of compensation expense recognized for ESPP share-based arrangements was $0.3 million for the year ended December 31, 2006. The number of ESPP shares issued during the years ended December 31, 2006, 2005, and 2004, was 39,597, 34,197, and 29,656 shares, respectively.

16.	Significant Customers and Concentration of Credit Risk

Arbitron’s quantitative radio audience measurement service and related software sales accounted for approximately 86% of its revenue in 2006, the largest portion of which is provided to radio broadcasters. Arbitron has one customer that individually represents 19% of its revenue for 2006 and 2005. For the year 2004, Arbitron had two customers that individually represented 10% or more of its revenue. Those customers represented 21% and 10% of the Company’s revenue for 2004. Although the industry consolidation has led to a concentration of Arbitron’s customer base, the Company believes that the consolidating enterprises are well-financed, publicly held companies with whom it has good relationships. Arbitron routinely assesses the financial strength of its customers and has experienced only nominal losses on its trade accounts receivable.

17.	Financial Instruments

Fair values of short-term investments, accounts receivable and accounts payable approximate carrying values due to their short-term nature. Due to the Company using $50.0 million of its available cash and short-term investments to prepay its senior-secured-notes on October 18, 2006, both the fair value and carrying amount of this

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

obligation was $0 as of December 31, 2006. Under the original terms of the note agreement, the notes carried a fixed interest rate of 9.96% and a maturity date of January 31, 2008. The carrying amount and fair value of the senior-secured-notes as of December 31, 2005 was $50.0 million and $51.8 million, respectively. The fair value was estimated using a cash flow valuation model and available market data for securities with similar maturity dates.

18.	Stock Repurchases

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

On November 16, 2006, Arbitron announced that its Board of Directors authorized a program to repurchase up to $100.0 million of its outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of two years through November 2008. As of December 31, 2006, no shares were repurchased under this program.

19.	Enterprise-Wide Information

The following table sets forth the revenues for each group of services provided to our external customers for the years ended December 31, 2006, 2005, and 2004 (in thousands):

	For the Year Ended December 31,
	2006	2005	2004

Service Revenues
Radio audience measurement services	$253,042	$237,176	$226,363
Local market consumer information services	43,181	40,240	42,549
Software applications	33,027	32,539	27,641

Total revenues	$329,250	$309,955	$296,553

The following table sets forth geographic information for the years ended December 31, 2006, 2005, and 2004 (in thousands):

For the Year Ended December 31,	United States	International(1)	Total

2006
Revenues	$315,208	$14,042	$329,250
2005
Revenues	$297,887	$12,068	$309,955
2004
Revenues	$284,117	$12,436	$296,553

(1)	The revenues of the individual countries comprising these amounts are not significant to require separate disclosure.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

20.  Quarterly Information (Unaudited) (dollars in thousands, except per share data)

	Three Months Ended
	March 31	June 30	September 30	December 31

2006
Revenue	$85,088	$74,165	$90,714	$79,283
Gross profit	60,833	37,481	63,939	37,295
Net income	$18,186	$7,360	$20,190	$4,922
Net income per weighted average common share
Basic	$0.59	$0.25	$0.69	$0.17
Diluted	$0.58	$0.24	$0.69	$0.17
Dividends per common share	$0.10	$0.10	$0.10	$0.10

2005
Revenue	$79,195	$69,816	$85,615	$75,329
Gross profit	58,778	39,947	59,770	40,960
Net income	$19,836	$15,395	$20,901	$11,176
Net income per weighted average common share
Basic	$0.64	$0.49	$0.67	$0.36
Diluted	$0.63	$0.48	$0.66	$0.36
Dividends per common share	$0.10	$0.10	$0.10	$0.10

Net income per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share will not necessarily equal the total for the year.

Arbitron Inc.
Consolidated Schedule of Valuation and Qualifying Accounts
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004

Allowance for doubtful trade accounts receivable:
Balance at beginning of year	$1,165	$1,124	$1,081
Additions charged to expenses	890	426	305
Write-offs net of recoveries	(636)	(385)	(262)

Balance at end of year	$1,419	$1,165	$1,124

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2006, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Arbitron’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based upon that assessment, our management has concluded that, as of December 31, 2006, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which report is included herein.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2006, the Company began using a new accounts receivable system to manage its records of billing and collections activity. The related revenue recognition application was implemented for certain customer categories in September and November 2006. In conjunction with this implementation, the Company’s management evaluated the effectiveness of the design of internal controls over financial reporting for this system. There have been no other changes in the Company’s internal control over financial reporting during the annual period ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None noted.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information related to directors, nominees for directorships, and executive officers required by this Item is included in the sections entitled “Election of Directors” and “Executive Compensation and Other Information” of the definitive proxy statement for the Annual Stockholders Meeting to be held in 2007 (the “proxy statement”), which is incorporated herein by reference and will be filed with the Securities and Exchange Commission not later than 120 days after the close of Arbitron’s fiscal year ended December 31, 2006.

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

Information regarding the Company’s Nominating Committee and Audit Committee required by this Item is included in the section entitled “Election of Directors” of the proxy statement, which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is included in the sections entitled “Election of Directors — Director Compensation”, “Compensation Discussion and Analysis”, and “Executive Compensation and Other Information” of the proxy statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item regarding security ownership of certain beneficial owners, directors, nominees for directorship and executive officers is included in the section entitled “Stock Ownership Information” of the proxy statement, which is incorporated herein by reference.

The following table summarizes the equity compensation plans under which Arbitron’s common stock may be issued as of December 31, 2006.

Number of
securities
	Number of	Weighted-	remaining available
	securities to be	average exercise	for future issuance
	issued upon	price of	under equity
	exercise of	outstanding	compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected
	and rights	rights	in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,035,220	$36.80	389,341
Equity compensation plans not approved by security holders	192,686	$37.82	76,437

Totals	2,227,906	$36.89	465,778

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions required by this Item is included in the section entitled “Certain Relationships and Related Transactions” of the proxy statement, which is incorporated herein by reference.

Under the listing standards of the New York Stock Exchange, and pursuant to our corporate governance policies and guidelines, we are required to have a majority of “independent” directors and a nominating/corporate governance committee, compensation committee and audit committee, each composed solely of independent directors. In determining director independence, the Board broadly considers all relevant facts and circumstances, including the rules of the New York Stock Exchange. The Board considers the issue not merely from the standpoint of a director, but also from that of persons or organizations with which the director has an affiliation. An independent director is free of any relationship with Arbitron or its management that may impair the director’s ability to make independent judgments.

The Board of Directors has evaluated the status of each director and affirmatively determined that Ms. Archambeau and Messrs. Guarascio, Kittelberger, Nogales, Perlman and Post are independent. Mr. Morris is not independent because he is an employee of the Company and Mr. Aldworth is not independent because his son is employed by the Company’s registered public accounting firm. Each current member of the Compensation Committee, the Nominating Committee, and the Audit Committee is independent. Ms. Farber served on Board of Directors and its Compensation and Human Resources Committee and Nominating Committee during 2006 prior to her resignation from the Board of Directors in July. Prior to her resignation, the Board had affirmatively determined that Ms. Farber was independent.

Information regarding the independence of any nominees for directorships is included in the section entitled “Election of Directors” of the proxy statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is included in the section entitled “Independent Auditors and Audit Fees” of the proxy statement, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

(1) Financial Statements: The following financial statements, together with the report thereon of independent auditors, are included in this Report:

•	Independent Registered Public Accounting Firm Reports

•	Consolidated Balance Sheets as of December 31, 2006 and 2005

•	Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

•	Notes to Consolidated Financial Statements for the Years Ended December 31, 2006, 2005 and 2004

(2) Consolidated Financial Statement Schedule of Valuation and Qualifying Accounts

(3) Exhibits:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation) (Filed as Exhibit 4.01 to Ceridian’s Registration Statement on Form S-8 (File No. 33-54379) and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation) (Filed as Exhibit 3 to Ceridian’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation) (Filed as Exhibit 3.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).
3.4	Certificate of Amendment to Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation) (Filed as Exhibit 3.4 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
3.5	First Amended and Restated Bylaws of Arbitron Inc., effective as of August 29, 2002 (Filed as Exhibit 3.1 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).
4.1	Specimen of Common Stock Certificate (Filed as Exhibit 4.1 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

Exhibit No.	Description

4.2	Rights Agreement, dated as of November 21, 2002, between Arbitron and The Bank of New York, as Rights Agent, which includes the form of Certificate of Designation of the Series B Junior Participating Preferred Stock as Exhibit A, the Summary of Rights to Purchase Series B Junior Participating Preferred Shares as Exhibit B and the Form of Rights Certificate as Exhibit C (Filed as Exhibit 99.1 to Arbitron’s Form 8-K, filed November 21, 2002 and incorporated herein by reference).
4.3	Amendment No. 1 to Rights Agreement, dated as of January 31, 2007, between Arbitron and The Bank of New York, as Rights Agent.
10.1	Distribution Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.1 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).
10.2	Personnel Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.2 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).
10.3	Tax Matters Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.3 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).
10.4	Transition Services Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.4 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).
10.5	Sublease Agreement, dated as of February 14, 2001, between Arbitron Inc. (formerly known as Ceridian Corporation) and Ceridian Corporation (formerly known as New Ceridian Corporation) (Filed as Exhibit 10.5 to New Ceridian’s Registration Statement on Form 10 (SEC File No. 001-16149) and incorporated herein by reference).
10.6	Note Purchase Agreement, January 31, 2001, by and among Arbitron Inc. and the Note Holders referred to therein (Filed as Exhibit 10.7 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.7	First Amendment to Note Purchase Agreement, dated as of March 29, 2001 (Filed as Exhibit 10.1 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference),
10.8	Second Amendment to Note Purchase Agreement, dated as of June 10, 2002 (Filed as Exhibit 10.2 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).
10.9	Third Amendment to Note Purchase Agreement, dated as of June 2, 2005 (Filed as Exhibit 99.1 to Arbitron’s Current Report on Form 8-K, dated June 16, 2005 and incorporated herein by reference).
10.10	Secured Subordinated Promissory Notes maturing January 31, 2008 of Arbitron Inc. (Filed as Exhibit 10.8 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.11	Subsidiary Guaranty, dated as of January 31, 2001, of Arbitron Holdings Inc. in favor of the Lenders referred to therein, the Swap Provider referred to therein and the Note Holders referred to therein (Filed as Exhibit 10.9 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)
10.12	Arbitron Executive Investment Plan (Filed as Exhibit 10.10 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).*
10.13	Arbitron Inc. 1999 Stock Incentive Plan (Filed as Exhibit 10.10 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).*
10.14	Form of Non-Qualified Stock Option Agreement (Filed as Exhibit 10.1 to Arbitron’s Current Report on Form 8-K, dated February 23, 2005 and incorporated herein by reference).*

Exhibit No.	Description

10.15	Form of Non-Qualified Stock Option Agreement for Annual Non-Employee Director Stock Option Grants (Filed as Exhibit 10.2 to Arbitron’s Current Report on Form 8-K, dated February 23, 2005 and incorporated herein by reference).*
10.16	Form of Non-Qualified Stock Option Agreement for Initial Non-Employee Director Stock Option Grants (Filed as Exhibit 10.3 to Arbitron’s Current Report on Form 8-K, dated February 23, 2005 and incorporated herein by reference).*
10.17	Form of Non-Qualified Stock Option Agreement in Lieu of Fees Grants (Filed as Exhibit 10.4 to Arbitron’s Current Report on Form 8-K, dated February 23, 2005 and incorporated herein by reference).*
10.18	Amended and Restated Arbitron Inc. Director Deferred Compensation Procedures. (Filed as Exhibit 10.18 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)*
10.19	Form of Deferred Stock Unit Agreement for Non-Employee Directors (Non-Employee Director Post-2005 Stock-for-Fees Deferred Stock Unit). (Filed as Exhibit 10.19 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)*
10.20	Arbitron Inc. Benefit Equalization Plan (Filed as Exhibit 10.20 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).*
10.21	Arbitron Inc. 2001 Broad Based Stock Incentive Plan (Filed as Exhibit 10.14 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).
10.22	Executive Employment Agreement, dated April 1, 2001, by and between Arbitron Inc. and Stephen B. Morris (Filed as Exhibit 10.15 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).*
10.23	Amendment No. 1 to the Executive Employment Agreement between Arbitron Inc. and Stephen B. Morris (Filed as Exhibit 10.18 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).*
10.24	Amendment No. 2 to the Executive Employment Agreement between Arbitron Inc. and Stephen B. Morris (Filed as Exhibit 10.19 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).*
10.25	Form of Executive Retention Agreement (Filed as Exhibit 10.20 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).*
10.26	Customer Contract, dated as of December 27, 2004, by and between Arbitron Inc. and Clear Channel Communications, Inc. (Filed as Exhibit 10.26 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.27	1999 Stock Incentive Plan Form of Restricted Stock Agreement (Filed as Exhibit 10.1 to Arbitron’s Current Report on Form 8-K, dated February 22, 2006 and incorporated herein by reference).*
10.28	CEO Deferral Election Form for Restricted Stock (Filed as Exhibit 10.1 to Arbitron’s Current Report on Form 8-K, dated March 28, 2006 and incorporated herein by reference).*
10.29	CEO Deferred Stock Unit Agreement, entered into and effective as of March 31, 2006, by and between the Company and Stephen B. Morris. (Filed as Exhibit 10.2 to Arbitron’s Current Report on Form 8-K, dated March 28, 2006 and incorporated herein by reference).*
10.30	Form of Executive Retention Agreement (Filed as Exhibit 10.1 to Arbitron’s Current Report on Form 8-K, dated June 5, 2006 and incorporated herein by reference).*
10.31	Amendment No. 3 to the Executive Employment Agreement between Arbitron Inc. and Stephen B. Morris (Filed as Exhibit 10.1 to Arbitron’s Current Report on Form 8-K, dated July 3, 2006 and incorporated herein by reference).*
10.32	Credit Agreement dated as of December 20, 2006 by and among Arbitron Inc., and the Note Holders referred to therein (Filed as Exhibit 10.1 to Arbitron’s Current Report on Form 8-K, dated December 20, 2006 and incorporated herein by reference).
10.33	Amended and Restated Director Compensation Schedule (Filed as Exhibit 10.1 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.)

Exhibit No.	Description

10.34	Radio Station License Agreement to Receive and Use Arbitron PPM Data and Estimates, effective May 18, 2006, by and between the Company and CBS Radio Inc. (Filed as Exhibit 10.2 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.)
10.35	Master Station License Agreement to Receive and Use Arbitron Radio Audience Estimates, effective May 18, 2006, by and between the Company and CBS Radio Inc. (Filed as Exhibit 10.3 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.)
10.36	LLC Agreement for Project Apollo between Nielsen Media Research, Inc., a subsidiary of The Nielsen Company and Arbitron Inc.**
21	Subsidiaries of Arbitron Inc.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan, contract or arrangement required to be filed as an Exhibit.

**	A request for confidential treatment has been submitted with respect to this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.

(b) Exhibits

See (a)(3), above.

(c) Financial Statement Schedules

See (a)(2), above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

ARBITRON INC.

By:	/s/ Stephen B. Morris
Stephen B. Morris
Chief Executive Officer and President

Date: February 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Stephen B. Morris Stephen B. Morris		Chief Executive Officer, President and Director (Principal Executive Officer)	February 27, 2007

/s/ Sean R. Creamer Sean R. Creamer		Executive Vice President of Finance and Planning and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 27, 2007

* Alan W. Aldworth		Director

* Shellye L. Archambeau		Director

* Philip Guarascio		Director

* Larry E. Kittelberger		Director

* Luis B. Nogales		Director

* Lawrence Perlman		Director

* Richard A. Post		Director

*By:	/s/ Timothy T. Smith Timothy T. Smith Attorney-in-Fact		February 27, 2007