Form 10-Q
period 2007-03-31
ARBITRON INC
filed 2007-05-04
CIK 109758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     The registrant had 29,931,126 shares of common stock, par value $0.50 per share, outstanding as of April 30, 2007.

ARBITRON INC.
INDEX

		Page No.
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets – March 31, 2007 and December 31, 2006	4

	Consolidated Statements of Income – Three Months Ended March 31, 2007 and 2006	5

	Consolidated Statements of Cash Flows – Three Months Ended March 31, 2007 and 2006	6

	Notes to Consolidated Financial Statements – March 31, 2007	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II – OTHER INFORMATION

Item 6.	Exhibits	27

Signature		28

          Arbitron owns or has the rights to various trademarks, trade names or service marks used in its radio audience measurement business and subsidiaries, including the following: the Arbitron name and logo, ArbitrendsSM, RetailDirect®, RADAR®, Tapscan®, Tapscan WorldWide®, LocalMotion®, Maximi$er®, Maximi$er® Plus, Arbitron PD Advantage®, SmartPlus®, Arbitron Portable People MeterTM, Marketing Resources Plus®, MRPSM, PrintPlusTM, MapMAKER Direct SM, Media Professional®, Media Professional PlusSM, QualitapSM, MediaM asterSM, ProspectorSM, and Schedule-ItSM.
          The trademarks Windows®, Media Rating Council® and Homescan® are the registered trademarks of others.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARBITRON INC.
Consolidated Balance Sheets
(In thousands, except par value data)

	March 31,	December 31,
	2007	2006
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$29,343	$33,640
Short-term investments	39,345	27,625
Trade accounts receivable, net of allowance for doubtful accounts of $1,490 at March 31, 2007 and $1,419 at December 31, 2006	31,501	33,296
Inventory	3,139	3,793
Prepaid expenses and other current assets	7,198	4,167
Deferred tax assets	2,900	3,024

Total current assets	113,426	105,545

Investment in affiliates	9,015	13,907
Property and equipment, net of accumulated depreciation of $29,292 at March 31, 2007 and $29,120 at December 31, 2006	38,752	41,470
Goodwill, net	40,558	40,558
Other intangibles, net	1,718	2,029
Noncurrent deferred tax assets	5,936	5,913
Other noncurrent assets	807	898

Total assets	$210,212	$210,320

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,747	$9,972
Accrued expenses and other current liabilities	23,517	33,258
Deferred revenue	58,756	66,875

Total current liabilities	91,020	110,105

Noncurrent liabilities	11,334	10,959

Total liabilities	102,354	121,064

Stockholders’ equity
Preferred stock, $100.00 par value, 750 shares authorized, no shares issued	—	—
Common stock, $0.50 par value, authorized 500,000 shares, issued 32,338 shares at March 31, 2007 and December 31, 2006	16,169	16,169
Additional paid-in capital	59,606	53,598
Accumulated earnings (net distributions to Ceridian in excess of accumulated earnings) prior to spin-off	(239,042)	(239,042)
Retained earnings subsequent to spin-off	279,366	266,905
Common stock held in treasury, 2,412 shares at March 31, 2007 and 2,646 shares on December 31, 2006	(1,206)	(1,323)
Accumulated other comprehensive loss	(7,035)	(7,051)

Total stockholders’ equity	107,858	89,256

Total liabilities and stockholders’ equity	$210,212	$210,320

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenue	$91,777	$85,088

Costs and expenses
Cost of revenue	32,250	24,255
Selling, general and administrative	20,357	19,456
Research and development	10,737	9,981

Total costs and expenses	63,344	53,692

Operating income	28,433	31,396

Proportionate share of net loss of affiliates	(3,756)	(2,375)

Income before interest and income tax expense	24,677	29,021
Interest income	581	987
Interest expense	95	943

Income before income tax expense	25,163	29,065
Income tax expense	9,668	10,879

Net income	$15,495	$18,186

Net income per weighted-average common share
Basic	$0.52	$0.59
Diluted	$0.52	$0.58

Dividends declared per common share	$0.10	$0.10

Weighted-average common shares used in calculations
Basic	29,748	31,062
Potentially dilutive securities	234	179

Diluted	29,982	31,241

See notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities

Net income	$15,495	$18,186
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	2,365	1,623
Amortization of intangible assets	311	465
Loss on asset disposals	84	45
Asset impairment charges	—	638
Deferred income taxes	98	279
Proportionate share of net loss of affiliates	3,755	2,375
Distributions from affiliate	3,350	3,051
Bad debt expense	222	135
Non-cash share-based compensation	1,300	1,420
Changes in operating assets and liabilities
Trade accounts receivable	1,424	2,379
Prepaid expenses and other assets	(2,653)	(1,893)
Inventory	654	(4,389)
Accounts payable	(333)	1,403
Accrued expense and other current liabilities	(9,180)	(1,251)
Deferred revenue	(7,191)	(5,727)
Other noncurrent liabilities	375	323

Net cash provided by operating activities	10,076	19,062

Cash flows from investing activities
Additions to property and equipment	(4,216)	(4,091)
Purchases of short-term investments	(93,195)	(222,445)
Proceeds from sales of short-term investments	81,475	216,585

Net cash used in investing activities	(15,936)	(9,951)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	4,039	2,700
Stock repurchases	—	(4,904)
Tax benefits realized from share-based awards	518	462
Dividends paid to stockholders	(3,008)	(3,099)

Net cash provided by (used in) financing activities	1,549	(4,841)

Effect of exchange rate changes on cash and cash equivalents	14	34

Net (decrease) increase in cash and cash equivalents	(4,297)	4,304

Cash and cash equivalents at beginning of year	33,640	40,848

Cash and cash equivalents at end of year	$29,343	$45,152

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Notes to Consolidated Financial Statements
March 31, 2007
(unaudited)
1.	Basis of Presentation and Consolidation
Presentation
          The accompanying unaudited consolidated financial statements of Arbitron Inc. (the “Company” or “Arbitron”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and are of a normal recurring nature. Certain amounts in the financial statements for prior periods have been reclassified to conform to the current period’s presentation. The consolidated balance sheet as of December 31, 2006 was audited at that date, but all of the information and footnotes as of December 31, 2006 required by U.S. generally accepted accounting principles have not been included in this Form 10-Q. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
2.	New Accounting Pronouncements
          In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company adopted FIN 48, effective January 1, 2007. The impact of applying FIN 48 to the Company’s consolidated financial statements was immaterial. For further disclosure, see Note 12-Taxes.
          Effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). Arbitron currently measures planned assets and benefit obligations as of September 30 each year. In accordance with the provisions of SFAS No. 158, the measurement date will be required to be as of the date of the Company’s fiscal year-end statement of financial position effective for fiscal years ending after December 15, 2008.

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
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The management of the Company is evaluating the potential impact of SFAS No. 159 on the consolidated financial statements.
3.	Long-term Debt
          On October 18, 2006, the Company prepaid its outstanding senior-secured notes obligation using $50.0 million of its available cash and short-term investments. Under the original terms of the note agreement, the notes carried a fixed interest rate of 9.96% and a maturity date of January 31, 2008.
          On December 20, 2006, the Company entered into an agreement with a consortium of lenders to provide up to $150.0 million of financing to the Company through a five-year, unsecured revolving credit facility (the “2006 Credit Facility”). The agreement contains an expansion feature for the Company to increase the financing available under the 2006 Credit Facility up to $200.0 million. As of March 31, 2007, no borrowings had been made under the 2006 Credit Facility. As of March 31, 2007, and December 31, 2006, the Company was in compliance with the terms of its 2006 Credit Facility.
          Although the Company had no borrowings under the 2006 Credit Facility as of March 31, 2007, if a default occurs on future borrowings, either because Arbitron is unable to generate sufficient cash flow to service the debt or because Arbitron fails to comply with one or more of the restrictive covenants, the lenders could elect to declare all of the then outstanding borrowings, as well as accrued interest and fees, to be immediately due and payable. In addition, a default may result in the application of higher rates of interest on the amounts due.
          Interest paid during each of the three month periods ended March 31, 2007, and 2006 was approximately $0.1 million and $1.2 million, respectively. Non-cash amortization of deferred financing costs classified as interest expense during the three month periods ended March 31, 2007 and 2006 was less than $0.1 million and $0.1 million, respectively.

4.	Stockholders’ Equity
          Changes in stockholders’ equity for the three months ended March 31, 2007, were as follows (in thousands):

					Net Distributions
					to Ceridian	Retained		Total
				Additional	in Excess of	Earnings	Accumulated	Stock-
	Shares	Common	Treasury	Paid-In	Accumulated	Subsequent	Other Compre-	holders
	Outstanding	Stock	Stock	Capital	Earnings	to Spin-off	hensive Loss	Equity

Balance as of December 31, 2006	29,692	$16,169	$(1,323)	$53,598	$(239,042)	$266,905	$(7,051)	$89,256

Net income	—	—	—	—	—	15,495	—	15,495

Common stock issued	234	—	117	4,190	—	—	—	4,307

Stock repurchased	—	—	—	—	—	—	—	—

Excess tax benefit from stock option exercises	—	—	—	518	—	—	—	518

Non-cash compensation	—	—	—	1,300	—	—	—	1,300

Dividends declared	—	—	—	—	—	(3,034)	—	(3,034)

Other comprehensive income	—	—	—	—	—	—	16	16

Balance as of March 31, 2007	29,926	$16,169	$(1,206)	$59,606	$(239,042)	$279,366	$(7,035)	$107,858

     A quarterly cash dividend of $0.10 per common share was paid to stockholders on April 2, 2007.
5.	Short-term Investments
          Short-term investments as of March 31, 2007, and December 31, 2006, consisted of $39.3 million and $27.6 million, respectively, in municipal and other government-issued variable-rate demand notes and auction-rate securities recorded by the Company at fair value. All of the Company’s short-term investment assets are classified as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.
          For the three months ended March 31, 2007 and 2006, gross purchases of available-for-sale securities were $93.2 million and $222.4 million, respectively, and gross proceeds from sales of available-for-sale securities were $81.5 million and $216.6 million for the three months ended March 31, 2007 and 2006, respectively.

6.	Inventories
          Inventories as of March 31, 2007, and December 31, 2006, consisted of $3.1 million and $3.8 million, respectively, of Portable People MeterTM equipment held for resale to international licensees of the PPMTM service. The inventory is accounted for on a first-in, first-out (FIFO) basis.
7.	Net Income Per Weighted-Average Common Share
          The computations of basic and diluted net income per weighted-average common share for the three months ended March 31, 2007 and 2006 are based on Arbitron’s weighted-average shares of common stock and potentially dilutive securities outstanding.
          Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period. As of March 31, 2007 and 2006, there were options to purchase 1,990,745 and 2,442,732 shares of the Company’s common stock outstanding, of which options to purchase 13,319 and 1,137,665 shares of the Company’s common stock, respectively, were excluded from the computation of diluted net income per weighted-average common share, either because the options’ exercise prices were greater than the average market price of the Company’s common shares or assumed repurchases from proceeds from the options’ exercise were potentially antidilutive. The Company elected to use the short-cut method of determining its initial hypothetical tax benefit windfall pool and, in accordance with provisions under SFAS No. 123R, Share Based Payments, (“SFAS No. 123R”) the assumed proceeds associated with the entire amount of tax benefits for share-based awards granted prior to SFAS No. 123R adoption were used in the diluted shares computation. For share-based awards granted subsequent to the January 1, 2006 SFAS No. 123R adoption date, the assumed proceeds for the related excess tax benefits were used in the diluted shares computation.
          On November 16, 2006, Arbitron announced that its Board of Directors authorized a program to repurchase up to $100.0 million of its outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of two years through December 31, 2008. As of March 31, 2007, no shares were repurchased under this program.
8.	Contingencies
          The Company is involved, from time to time, in litigation and proceedings arising in the ordinary course of business. Legal costs for services rendered in the course of these proceedings are charged to expense as they are incurred.
          During 2005, the Pennsylvania Department of Revenue concluded a sales tax audit of the Company and notified the Company of an assessment of $3.6 million, including outstanding sales tax and accumulated interest since 2001. Since 2005, the assessment has increased due to additional interest to $3.9 million as of March 31, 2007.
          Currently, the Company is in the appeals process with the Commonwealth of Pennsylvania, and continues to contest the assessment in its entirety. Consistent with the findings of a previous Pennsylvania sales tax audit of the Company, the Company contends that it continues to provide nontaxable services to its Pennsylvania customers and intends to vigorously defend this position during the appeals process. Although the Company anticipates a successful outcome, it cannot guarantee that a favorable resolution of this matter will occur. Given the nature of this uncertainty, no loss has been recognized as of March 31, 2007.

9.	Comprehensive Income and Accumulated Other Comprehensive Loss
          The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, and defined benefit plan liabilities, net of tax (expense) benefits. The components of comprehensive income were as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Net income	$15,495	$18,186
Other comprehensive income:
Foreign currency translation adjustment, net of tax expense of $8 and $13 for 2007 and 2006, respectively	12	22
Defined benefit plan liabilities, net of tax benefit of $4 for 2007	4	—

Other comprehensive income	16	22

Comprehensive income	$15,511	$18,208

          The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31,	December 31,
	2007	2006

Foreign currency translation adjustment	$352	$340
Defined benefit plan liabilities	(7,387)	(7,391)

Accumulated other comprehensive loss	$(7,035)	$(7,051)

10.	Investment in Affiliates
          Investment in affiliates consists of the Company’s 49.5% interest in Scarborough, a syndicated, qualitative local market research partnership, and the Company’s 50.0% interest in Project Apollo LLC (the “LLC”), a national marketing panel service pilot. On February 1, 2007, the Company announced the formation of the jointly owned LLC. The LLC’s objective is to test a proposed service that would provide multimedia exposure data combined with sales data from a single source to produce a measure of advertising effectiveness.

11.	Retirement Plans
          Certain of Arbitron’s United States employees participate in a defined-benefit pension plan that closed to new participants effective January 1, 1995. Arbitron subsidizes health care benefits for eligible retired employees who participate in the pension plan and were hired before January 1, 1992.
          In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“SFAS No. 158”) which required the Company to recognize the underfunded status of its defined-benefit plans as a liability in the balance sheet as of December 31, 2006, and to recognize any changes in that funded status through comprehensive income. Arbitron currently measures plan assets and benefit obligations as of September 30 each year. Effective for fiscal years ending after December 15, 2008, the measurement date, in accordance with the provisions of SFAS No. 158, will be required to be as of the date of the Company’s fiscal year-end statement of financial position.
          The components of periodic benefit costs for the defined-benefit pension plan and postretirement plan were as follows (in thousands):

	Defined-Benefit		Postretirement		Supplemental
	Pension Plan		Plan		Retirement Plans
	Three Months		Three Months		Three Months
	Ended March 31,		Ended March 31,		Ended March 31,
	2007	2006	2007	2006	2007	2006
Service cost	$217	$241	$9	$9	$33	$36
Interest cost	445	413	21	16	53	41
Expected return on plan assets	(551)	(494)	—	—	—	—
Amortization of prior service cost	6	6	—	—	(6)	(6)
Amortization of net loss	165	180	12	5	48	34

Net periodic benefit cost	$282	$346	$42	$30	$128	$105

          Arbitron estimates that it will contribute $2.4 million in 2007 to these defined-benefit plans.
12.	Taxes
          On January 1, 2007, Arbitron adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. In applying FIN 48, the Company assessed all material positions taken on income tax returns for years through December 31, 2006, that are still subject to examination by relevant taxing authorities. As of the date of adoption, the Company’s unrecognized tax benefits totaled $0.7 million. If recognized, the $0.7 million would reduce the Company’s effective tax rate in future periods.
          The Company files numerous income tax returns, primarily in the United States, including federal, state, and local obligations, as well as certain foreign jurisdictions. Tax years ended December 31, 2003 through December 31, 2006 remain open for assessment by the Internal Revenue Service. Generally, the Company is not subject to state, local, or foreign examination for years prior to 2002. However, tax years 1989 through 2001 remain open for assessment for certain state taxing jurisdictions where net operating loss (“NOL”) carryforwards were utilized on the income tax returns since 2002.
          The Company accrues potential interest and penalties and recognizes income tax expense where, under relevant tax law, interest and penalties would be assessed if the uncertain tax position ultimately were not sustained.

          Management determined it is reasonably possible that certain unrecognized tax benefits as of the date of adoption will decrease during the subsequent 12 months due to the expiration of statute limitations and due to the settlement of certain state audit examinations. The estimated decrease in these unrecognized federal tax benefits and the estimated decrease in unrecognized tax benefits from various states were both immaterial.
13.	Share-Based Compensation
          The following table sets forth information with regard to the income statement recognition of share-based compensation:

	For The Three	For The Three
	Months Ended	Months Ended
	March 31, 2007	March 31, 2006
Cost of revenue	$134	$131
Selling, general and administrative	1,089	1,191
Research and development	77	98

Share-based compensation	$1,300	$1,420

          There was no capitalized share-based compensation cost incurred during the three months ended March 31, 2007 and 2006.
          In some cases, the vesting of share-based awards is accelerated due to an employee’s retirement. Prior to the adoption of SFAS No. 123R, Share-Based Payments (“SFAS No. 123R”), the amount disclosed for the Company’s pro forma compensation expense did not include an acceleration of expense recognition for retirement eligible employees. For share-based arrangements granted subsequent to the adoption of SFAS No. 123R, the Company accelerates expense recognition if retirement eligibility affects the vesting of the award. If the accelerated pro forma expense recognition had occurred prior to January 1, 2006, the share-based compensation expense for the three months ended March 31, 2007 and 2006, would have been lower by $0.2 million and $0.4 million, respectively.
Stock Options
          Stock options awarded to employees under the 1999 and 2001 Stock Incentive Plans (each individual plan referred to herein as “SIP,” and collectively as the “SIPs”) generally vest annually over a three-year period, have five-year or 10-year terms and have an exercise price not less than the fair market value of the underlying stock at the date of grant. Stock options granted to directors under the 1999 SIP generally vest upon the date of grant, are generally exercisable in six months after the date of grant, have 10-year terms and have an exercise price not less than the fair market value of the underlying stock at the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the SIPs).
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

     The fair value of each option granted during the three months ended March 31, 2007, was estimated on the date of grant using a Black-Scholes option valuation model. Those assumptions along with other data regarding the Company’s stock options for the three months ended March 31, 2007, and 2006, are noted in the following table:

	For The Three	For The Three
	Months Ended	Months Ended
	March 31, 2007	March 31, 2006
Assumptions:
Expected volatility	26.40 - 26.52%	27.32%
Expected dividends	1.00%	1.00%
Expected term (in years)	5.75 - 6.25	6.00
Risk-free rate	4.56 - 4.67%	4.37 - 4.85%

Weighted-average volatility	26.51%	27.32%
Weighted-average term (in years)	5.77	6.00
Weighted-average risk-free rate	4.66%	4.37%
Weighted-average grant date fair value	$14.33	$12.36

Other data:
Options granted	7,319	140,591
Weighted average exercise price for options granted	$45.90	$38.86
          As of March 31, 2007, there was $3.0 million of total unrecognized compensation cost related to options granted under the SIPs. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 2.0 years. The weighted average exercise price and weighted average remaining contractual term for outstanding stock options as of March 31, 2007,was $36.98 and 6.2 years, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2007, and 2006, was $1.5 million and $1.2 million, respectively.
Nonvested Share Awards
          The Company’s nonvested share awards generally vest over four or five years on either a monthly or annual basis. Compensation expense is recognized on a straight-line basis using the market price on the date of grant as the awards vest. For the three months ended March 31, 2007, and 2006, the number of nonvested share awards granted was 102,300 and 79,482 shares, respectively, and the weighted average grant date fair value was $46.12 and $38.88, respectively. The total fair value of share awards vested during the three months ended March 31, 2007, and 2006, was $0.5 million and less than $0.1 million, respectively. As of March 31, 2007, there was $7.2 million of total unrecognized compensation cost related to nonvested share awards granted under the SIPs. This aggregate unrecognized cost for nonvested share awards is expected to be recognized over a weighted-average period of 3.3 years.

Deferred Stock Units
          Deferred stock units granted to employees vest annually over a three-year period and are convertible to shares of common stock, subsequent to their termination of employment. Deferred stock units granted to nonemployee directors vest immediately upon grant and are convertible to shares of common stock subsequent to their termination of service as a director. For the three months ended March 31, 2007, the number of deferred stock units granted to employee and nonemployee directors was 21,667 and 1,263 shares, respectively. The total fair value of deferred stock units that vested during the three months ended March 31, 2007, and 2006, was $0.1 million. As of March 31, 2007, the total unrecognized compensation cost related to deferred stock units granted under the SIPs was $1.6 million. The aggregate unrecognized costs as of March 31, 2007, is expected to be recognized over a weighted-average period of 1.7 years.
Employee Stock Purchase Plan
          The Company’s compensatory Employee Stock Purchase Plan (“ESPP”) provides for the issuance of up to 600,000 shares of newly issued or treasury common stock of Arbitron. The purchase price of the stock to ESPP participants is 85% of the lesser of the fair market value on either the first day or the last day of the applicable three-month offering period. The total amount of compensation expense recognized for ESPP share-based arrangements was $0.1 million for each of the three month periods ended March 31, 2007, and 2006. The number of ESPP shares issued during the three months ended March 31, 2007, and 2006, was 8,282 and 9,478 shares, respectively.
14.	Concentration of Credit Risk
          Arbitron’s quantitative radio audience measurement service and related software sales, which are primarily provided to radio broadcasters, accounted for approximately 94% and 95% of the Company’s revenue for the three months ended March 31, 2007, and 2006, respectively. Arbitron had one customer that individually represented 19% of its revenue for the year ended December 31, 2006. Arbitron routinely assesses the financial strength of its customers and has experienced only nominal losses on its trade accounts receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion should be read in conjunction with Arbitron’s consolidated financial statements and the notes thereto in this Form 10-Q.
Forward-Looking Statements
          This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron Inc. and its subsidiaries (“we,” “our,” “Arbitron” or the “Company”) in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology, are forward-looking statements based on current expectations about future events, which Arbitron has derived from information currently available to it. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied in such forward-looking statements. These risks and uncertainties include, in no particular order, whether we will be able to:
•	renew contracts with large customers as they expire;

•	successfully execute our business strategies, including implementing our Portable People MeterTM service and entering into potential joint-venture or other third-party agreements;

•	effectively manage the impact of any further consolidation in the radio and advertising agency industries;

•	respond to rapidly changing technological needs of our customer base, including creating new proprietary software systems and new customer products and services that meet these needs in a timely manner;

•	successfully manage the impact on our business of any economic downturn generally and in the advertising market in particular;

•	successfully manage the impact on costs of data collection due to lower respondent cooperation in surveys, privacy concerns, consumer trends, technology changes and/or government regulations;

•	successfully develop and implement technology solutions to measure multi-media and advertising in an increasingly competitive environment; and

•	successfully obtain and/or maintain Media Rating Council accreditation for our audience measurement services.
          Additional important factors known to Arbitron that could cause actual results to differ materially from our forward-looking statements are identified and discussed from time to time in Arbitron’s filings with the Securities and Exchange Commission, including in particular the risk factors discussed under the caption “ITEM 1A. RISK FACTORS” in Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
Known Trends That Management Considers Material
          Significant Concentrations. Historically, the Company’s quantitative radio measurement services and related software have accounted for a substantial majority of its total revenues. Consolidation in the radio broadcasting industry has led to a concentration of ownership of radio stations and, consequently, Arbitron’s dependence on a limited number of key customers for such services and related software has increased. For the year ended December 31, 2006, Clear Channel Communications, Inc. (“Clear Channel”) and CBS Radio represented approximately 19 percent and nine percent, respectively, of Arbitron’s total revenue. The Company’s agreements with these customers are not exclusive and do not contain automatic renewal obligations. Arbitron currently has license agreements with Clear Channel to provide radio ratings and software services for Clear Channel’s radio stations and networks through Arbitron’s Fall 2008 survey. In May 2006, Arbitron announced that it had entered into a license agreement with CBS Radio to provide diary-based services and PPM radio ratings to all of its stations, as the new ratings technology is deployed, through Arbitron’s Winter 2014 survey. On February 9, 2007, The Media Audit/Ipsos announced that they will receive funding from a number of broadcasters, including Clear Channel, to test their competing electronic ratings system in the Houston market. In March 2007, Arbitron announced that Clear Channel had signed a multi-year agreement for the PPM radio ratings service in Philadelphia.
          Arbitron’s quantitative radio audience measurement business and related software sales accounted for approximately 94% of its revenue for the three months ended March 31, 2007. The Company expects that for the year ended December 31, 2007, Arbitron’s quantitative radio audience measurement business and related software sales will account for approximately 85% of its revenue, which is consistent with historic annual trends. Quarterly fluctuations in this percentage are reflective of the seasonal delivery schedule of the Company’s radio audience measurement business.
          Electronic Measurement Initiatives. Arbitron has begun execution of its plan to progressively roll out its PPM ratings service to the top 50 radio markets by 2010. Measurement by PPM technology began in pilot mode in Houston in June 2005. In January 2007 the Houston methodology was accredited by the MRC and is on track to replace the diary-based service in July of this year.
          In parallel a PPM panel was installed in Philadelphia beginning in August 2006. The Philadelphia radio measurement data have been audited by the MRC and, on the basis of the successful completion of this audit, the PPM service in Philadelphia has replaced the diary service effective April 27, 2007. The Philadelphia PPM data are not yet accredited — the process of obtaining accreditation continues. Commercialization of the remaining top 50 radio markets by 2010 is currently on schedule with Arbitron’s previously announced rollout plan.
          Arbitron also is actively exploring opportunities to leverage its PPM technologies for strategic applications in addition to its quantitative radio ratings services. In this regard, in February 2007, Arbitron formed Project Apollo LLC (“Project Apollo”), a jointly owned limited liability company with Nielsen Media Research, Inc. to explore the feasibility of the commercialization of a national marketing panel service.
          Currently, approximately 21,000 panelists have been installed worldwide for PPM-supported services, including the national marketing panel service and the PPM rating service.

          Commercialization of the PPM radio ratings service and exploration of other strategic applications of the PPM technology, including the national marketing panel service, will require a substantial financial investment. Arbitron believes that during the PPM rollout period its costs and expenses will increase and substantial capital expenditures will be required. In addition, the management of Arbitron expects that, if the decision to commercialize the national market panel service is made, Arbitron’s expenses will increase as a result of continued deployment costs associated with the national marketing panel service and the strategic development of its electronic ratings business.
          Arbitron believes that, while commercialization of the PPM ratings service and other strategic applications of the PPM technology will have a near-term negative impact on its results of operations, which impact likely would be material, its operating margins can be restored through the completion of the PPM transition process in the top 50 radio markets, although there can be no assurance that this will be the case.
          Arbitron announced in April 2007, that broadcasters in Iceland have selected the PPM system, through a competitive request for proposals for electronic audience measurement, as the audience measurement currency system for both radio and television, making Iceland the first country to use the PPM system’s multimedia measurement capabilities. The six-year contract was awarded to the Reykjavik-based research and consulting firm Capacent, supported by TNS Norway.
Response Rates and Sample Proportionality
          Arbitron must achieve response rates sufficient to maintain confidence in its ratings, the support of the industry and accreditation by the MRC. Overall response rates have declined over the past several years, and it has become increasingly difficult and more costly for the Company to obtain consent from persons to participate in its surveys. Another measure often used by clients to assess quality in Arbitron’s surveys is proportionality, which refers to how well the distribution of the sample for any individual survey matches the distribution of the population in the market. In recent years, Arbitron’s ability to deliver survey samples of young adults that match the percentage of this demographic group in the total population has deteriorated, caused in part by the trend among some households to disconnect their landline phones, effectively removing these households from the Arbitron sample frame. As consumers adopt modes of telecommunication other than telephone landlines, such as mobile phones and cable or Internet calling, it is becoming increasingly difficult for Arbitron to reach and recruit participants. Recruiting mobile phone-only households will lead to increased costs. Arbitron has committed extensive efforts and resources to address the decline of response rates and to maintain sample proportionality, including a comprehensive set of initiatives to bolster response rates and improve sample proportionality among African-American, Hispanic, and young male respondents in Arbitron’s diary-based markets. These initiatives include providing for substantial increases in cash incentives and other survey treatments. The most significant response rate initiatives in 2007 include the completion of the rollout of the 2006 response rate and proportionality action plan and the opening of a third Arbitron owned and operated participant interviewing center during the first quarter of 2007. Arbitron’s experience is that the internal interviewing centers outperform the outsourced calling center vendors that they replace. Management believes that significant additional expenditures will be required in the future with respect to response rates and sample proportionality.
Mexico
          In February 2007, Arbitron announced that it would discontinue its service in Mexico after the delivery of the Fall 2006 survey in February 2007. Arbitron’s syndicated radio audience measurement service provided audience estimates covering a wide variety of demographics and dayparts for the three largest radio markets in Mexico: Mexico City, Guadalajara and Monterrey. This service also provided qualitative information concerning consumer and media usage in Mexico. The impact of discontinuing this service on the Company’s consolidated revenue and operating results will not be material.

New Accounting Pronouncements
          In July 2006, the FASB issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company adopted FIN 48, effective January 1, 2007. The impact of applying FIN 48 to the Company’s consolidated financial statements was immaterial.
          Effective December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). Arbitron currently measures plan assets and benefit obligations as of September 30 each year. In accordance with the provisions of SFAS No. 158, the measurement date will be required to be as of the date of the Company’s fiscal year-end statement of financial position effective for fiscal years ending after December 15, 2008.
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
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The management of the Company is evaluating the potential impact of SFAS No. 159 on the consolidated financial statements.
Critical Accounting Policies and Estimates
          Critical accounting policies and estimates are those that are both important to the presentation of Arbitron’s financial position and results of operations, and require management’s most difficult, complex or subjective judgments.
          Arbitron capitalizes software development costs with respect to significant internal-use software initiatives or enhancements in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The costs are capitalized from the time that the preliminary project stage is completed and management considers it probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are amortized over periods of three to five years. Management performs an assessment quarterly to determine if it is probable that all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value. As of March 31, 2007, and December 31, 2006, Arbitron’s capitalized software developed for internal use had carrying amounts of $19.7 million and $19.3 million, respectively, including $9.3 million and $9.0 million, respectively, of software related to the PPM system.
          Arbitron uses the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Management must make assumptions, judgments and estimates to determine the current provision for income taxes and also deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Assumptions, judgments, and estimates relative to the current provision for income taxes take into account current tax laws, interpretations of current tax laws and possible outcomes of current and future audits conducted by domestic and foreign tax authorities.

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

Results of Operations
Comparison of the Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2006
          The following table sets forth information with respect to the consolidated statements of income of Arbitron:
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Increase		Percentage of
	March 31,		(Decrease)		Revenue
	2007	2006	Dollars	Percent	2007	2006
Revenue	$91,777	$85,088	$6,689	7.9%	100.0%	100.0%
Costs and expenses
Cost of revenue	32,250	24,255	7,995	33.0%	35.1%	28.5%
Selling, general and administrative	20,357	19,456	901	4.6%	22.2%	22.9%
Research and development	10,737	9,981	756	7.6%	11.7%	11.7%

Total costs and expenses	63,344	53,692	9,652	18.0%	69.0%	63.1%

Operating income	28,433	31,396	(2,963)	(9.4%)	31.0%	36.9%
Proportionate share of net loss of affiliates	(3,756)	(2,375)	(1,381)	58.1%	(4.1%)	(2.8%)

Income before interest and income tax expense	24,677	29,021	(4,344)	(15.0%)	26.9%	34.1%
Interest income	581	987	(406)	(41.1%)	0.6%	1.2%
Interest expense	95	943	(848)	(89.9%)	0.1%	1.1%

Income before income tax expense	25,163	29,065	(3,902)	(13.4%)	27.4%	34.2%
Income tax expense	9,668	10,879	(1,211)	(11.1%)	10.5%	12.8%

Net income	$15,495	$18,186	$(2,691)	(14.8%)	16.9%	21.4%

Net income per weighted-average common share
Basic	$0.52	$0.59	$(0.07)	(11.9%)
Diluted	$0.52	$0.58	$(0.06)	(10.3%)

Cash dividends declared per common share	$0.10	$0.10	$—

Other data:

EBIT (1)	$24,677	$29,021	$(4,344)	(15.0%)
EBITDA (1)	$27,353	$31,109	$(3,756)	(12.1%)

EBIT and EBITDA Reconciliation (1)
Net income	$15,495	$18,186	$(2,691)
Income tax expense	9,668	10,879	(1,211)
Interest income	(581)	(987)	(406)
Interest expense	95	943	(848)

EBIT (1)	24,677	29,021	(4,344)
Depreciation and amortization	2,676	2,088	588

EBITDA (1)	$27,353	$31,109	$(3,756)

(1)	EBIT (earnings before interest and income taxes) and EBITDA (earnings before interest, income taxes, depreciation and amortization) are non-GAAP financial measures that the management of Arbitron believes are useful to investors in evaluating Arbitron’s results. For further discussion of these non-GAAP financial measures, see paragraph below entitled “EBIT and EBITDA” of this quarterly report.

          Revenue. Revenue increased 7.9% to $91.8 million for the three months ended March 31, 2007, from $85.1 million for the same period in 2006, due primarily to $5.2 million of increases related to the ratings subscriber base, contract renewals, and price escalations in multiyear customer contracts for Arbitron’s quantitative data license revenue, a $0.7 million increase in PPM International revenues, and a $0.7 million increase associated with Continental Research.
          Cost of Revenue. Cost of revenue increased by 33.0% to $32.3 million for the three months ended March 31, 2007, from $24.3 million for the same period in 2006, and as a percentage of revenue to 35.1% in 2007 from 28.5% in 2006. The increase in cost of revenue was primarily attributable to an $8.1 million increase in Arbitron’s quantitative, qualitative and software application services, which was comprised substantially of a $1.6 million increase in PPM costs largely associated with the management and recruitment of the PPM panels for the Philadelphia and New York rollout markets, a $1.7 million increase in expenses associated with PPM rating costs that were classified as research and development in 2006 and as cost of revenue in 2007, a $1.9 million increase in diary data collection and processing costs, a $1.0 million increase associated with response rate initiatives, and a $0.8 million increase due to operating costs associated with the opening of a third participant interviewing center during the first quarter of 2007. Cost of revenue also increased by $1.0 million due to Continental Research costs increases. These increases in aggregate were partially offset by a $1.1 million decrease in Project Apollo costs, which, due to the formation of Project Apollo in February 2007, are now being expensed directly by the affiliate. Arbitron records its share of the net operating results of the affiliate through the proportionate share of net loss in affiliates line of the Company’s consolidated income statement. The management of Arbitron expects that Arbitron’s cost of revenue will continue to increase in the future as a result of its efforts to commercialize the PPM ratings service and support the rollout of this service over the next two to three years.
          Selling, General and Administrative. Selling, general and administrative expenses increased 4.6% to $20.4 million for the three months ended March 31, 2007, from $19.5 million for the same period in 2006, and decreased as a percentage of revenue to 22.2% in 2007 from 22.9% in 2006. The $0.9 million increase in selling, general and administrative expenses was due primarily to a $0.7 million increase in consulting fees and a $0.6 million increase in expenses associated with the update of our legacy customer reporting systems, partially offset by $0.6 million in internally developed software impairment charges expensed during 2006 related to Nielsen Media Research Inc.’s election not to join Arbitron in the commercial deployment of the PPM system.
          Research and Development. Research and development expenses increased 7.6% to $10.7 million during the three months ended March 31, 2007, from $10.0 million for the same period in 2006, and remained flat as a percentage of revenue at 11.7% in 2007 and 2006. Increased research and development expenses of $0.8 million resulted primarily from a $1.2 million increase in expenses associated with Arbitron’s continued development of the next generation of its client software, and a $1.8 million increase related to applications and infrastructure to support the PPM service, substantially offset by a $1.7 million decrease in expenses associated with PPM ratings costs that were classified as research and development in 2006 and as cost of revenue in 2007, and a $0.5 million decrease in expenses in support of the Company’s diary rating service.
          Operating Income. Operating income decreased 9.4% to $28.4 million for the three months ended March 31, 2007, from $31.4 million for the same period in 2006. Operating margin percentage decreased to 31.0% in 2007 from 36.9% in 2006. Operating margins for the three months ended March 31, 2007, were negatively impacted due to higher costs related to planned expenses required to build Arbitron’s PPM panels for the Philadelphia and New York markets and increased expenses incurred in support of the PPM ratings service.
          Proportionate Share of Net Loss of Affiliates. Proportionate share of net loss of affiliates (relating collectively to Arbitron’s Scarborough joint venture and jointly-owned Project Apollo) increased 58.1% to $3.8 million for the three months ended March 31, 2007, from $2.4 million for the same period in 2006. The formalization of Project Apollo occurred during February 2007. The purpose of Project Apollo is to complete the development and testing of the Project Apollo marketing research service and the expansion of the pilot panel to a full national service if the test results meet expectations and generate marketplace support. Arbitron’s $1.1 million share of the Project Apollo loss for the three months ended March 31, 2007, is the primary cause of the $1.4 million increase in first-quarter losses, as compared to the same period of 2006. Arbitron expects that its proportionate share of net income (loss) of affiliates will continue to be adversely impacted due to the costs incurred, during the testing of the national marketing research service. If the decision is made to commercialize the national marketing panel service, there will be significant costs incurred to increase the size of the panel to a commercial level. These cost increases will be incurred in advance of receiving expected revenue from the service.

          Interest Income. Interest income decreased 41.1% to $0.6 million during the three months ended March 31, 2007, from $1.0 million for the same period in 2006 due to lower average cash and short-term investment balances, which were partially offset by higher interest rates.
          Interest Expense. Interest expense decreased 89.9% to $0.1 million for the three months ended March 31, 2007, from $0.9 million for the same period in 2006, due to Arbitron’s prepayment of its senior-secured notes obligation on October 18, 2006.
          Income Tax Expense. The effective tax rate was increased from 37.4% for the three months ended March 31, 2006, to 38.4% for the three months ended March 31, 2007, to reflect the increase in certain non-deductible expenses.
          Net Income. Net income decreased 14.8% to $15.5 million for the three months ended March 31, 2007, from $18.2 million for the same period in 2006, due primarily to planned expenses required to build Arbitron’s PPM panels for the Philadelphia and New York markets, and to support the strategic development of Arbitron’s PPM ratings business.
          EBIT and EBITDA. Arbitron has presented EBIT and EBITDA, both non-GAAP financial measures, as supplemental information that management of Arbitron believes is useful to investors in evaluating Arbitron’s results because they exclude certain items that are not directly related to Arbitron’s core operating performance. EBIT is calculated by deducting net interest income from net income and adding back income tax expense to net income. EBITDA is calculated by deducting net interest income from net income and adding back income tax expense, and depreciation and amortization to net income. EBIT and EBITDA should not be considered substitutes either for net income, as indicators of Arbitron’s operating performance, or for cash flow, as measures of Arbitron’s liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. EBIT decreased 15.0% to $24.7 million and EBITDA decreased 12.1% to $27.4 million for the three months ended March 31, 2007, from $29.0 million and $31.1 million, respectively, in the same period in 2006.

Liquidity and Capital Resources
          Working capital was $22.4 million and ($4.6) million as of March 31, 2007, and December 31, 2006, respectively. Excluding the deferred revenue liability, which does not require a significant additional cash outlay by Arbitron, working capital was $81.2 million and $62.3 million as of March 31, 2007, and December 31, 2006, respectively. Cash and cash equivalents were $29.3 million and $33.6 million as of March 31, 2007, and December 31, 2006, respectively. In addition, short-term investments were $39.3 million and $27.6 million as of March 31, 2007, and December 31, 2006, respectively. Management expects that Arbitron’s cash position, along with these readily convertible assets, as of March 31, 2007, and cash flow generated from operations and its available revolving credit facility will be sufficient to support Arbitron’s operations for the foreseeable future.
          Net cash provided by operating activities was $10.1 million and $19.1 million for the three months ended March 31, 2007, and 2006, respectively. The $9.0 million decrease in net cash provided by operating activities was mainly attributable to a $7.9 million decrease in the change in accrued expenses and other current liabilities, a $2.7 million decrease in net income resulting primarily from planned costs required to build Arbitron’s PPM panels for the commercialization rollout of the PPM service, a $1.7 million increase in cash outflows due to the timing of vendor payments and a $1.5 million decrease in the change in deferred revenue. These cash outflows were partially offset by a $5.0 million increase in cash inflow due to the prior year increase in purchases of PPM international inventory. The decrease in the change in accrued expenses and other current liabilities resulted primarily from the timing of $4.0 million in expenditures for accrued payroll and benefit costs for the three months ended March 31, 2007, as compared to the same period of 2006, $1.9 million in expenditures associated with the formation of the Project Apollo LLC in the first quarter of 2007, and $1.6 million in lower accrued taxes due to reduced earnings for the three months ended March 31, 2007, as compared to the same period of 2006.
          Net cash used by investing activities was $15.9 million and $10.0 million for the three months ended March 31, 2007, and 2006, respectively. The $6.0 million increase in cash used in investing activities was driven primarily by $5.9 million in increased net purchases of variable-rate demand notes issued by municipal government agencies and auction-rate securities for the three months ended March 31, 2007, as compared to the same period of 2006. The timing of stock repurchases for 2007, which did not begin until the second quarter of 2007, led to additional available cash, which was used for net short-term investment purchases for the three months ended March 31, 2007, in excess of net purchases for the same period of 2006.
          Net cash provided by financing activities was $1.5 million for the three months ended March 31, 2007, and net cash used in financing activities was $4.8 million for the three months ended March 31, 2006. The $6.4 million fluctuation in financing activities was primarily attributable to $4.9 million in prior year repurchases of Arbitron’s outstanding common stock during the three months ended March 31, 2006. As of March 31, 2007, no stock repurchases had been made for 2007 under the announced Board authorization to repurchase up to $100.0 million of its outstanding common stock through December 31, 2008. A $1.3 million increase in proceeds from stock option exercises was the result of higher average stock prices, as well as higher average exercise prices for the quarter ended March 31, 2007, as compared to the same period of 2006.
          On December 20, 2006, Arbitron entered into an agreement with a consortium of lenders to provide up to $150.0 million of financing to Arbitron through a five-year, unsecured revolving credit facility ( “2006 Credit Facility”). The agreement contains an expansion feature for Arbitron to increase the financing available under the 2006 Credit Facility up to $200.0 million. Interest on borrowings under the 2006 Credit Facility will be calculated based on a floating rate for a duration of up to six months as selected by Arbitron.
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

          On November 16, 2006, Arbitron announced that its Board of Directors authorized a program to repurchase up to $100.0 million of its outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices through December 31, 2008. As of April 30, 2007, the number of shares of Arbitron’s outstanding common stock repurchased under this program was 62,000 shares for $3.0 million.
          Commercialization of the PPM radio ratings service and exploration of other strategic applications of the PPM technology, including the national marketing panel service, will require a substantial financial investment. Arbitron believes that during the PPM rollout period its costs and expenses will increase and substantial capital expenditures will be required. In addition, the management of Arbitron expects that, if the decision is made to commercialize the national marketing panel service, Arbitron’s expenses will increase as a result of continued deployment costs associated with the strategic development of its electronic ratings business and the national marketing panel service being developed through Project Apollo, which was jointly formed between Arbitron and Nielsen Media Research Inc. in February 2007.
          Arbitron believes that, while commercialization of the PPM ratings service and other strategic applications of the PPM technology, including the possible commercialization of the Project Apollo national marketing panel service, will have a near-term negative impact on its results of operations during the first three-to-four years of commercialization, which impact likely would be material, its operating margins can be restored through the completion of the PPM transition process in the top 50 radio markets, although there can be no assurance that this will be the case. If a decision is made to commercialize these services, substantial additional expenditures would be incurred during the next few years.
          Arbitron expects to fund the Project Apollo pilot program for the national marketing service, and the expected commercialization of the PPM radio ratings service with its existing cash position and short-term investments, future cash from operations or through the most advantageous source of capital at the time, which may include borrowings under its current credit facility, sales of common and preferred stock and/or joint-venture transactions. Arbitron believes that one or more of these sources of capital will be available to fund its PPM-related cash needs, but there can be no assurance that the external sources of capital will be available on favorable terms, if at all.
Seasonality
          Arbitron recognizes revenue for services over the terms of license agreements as services are delivered, and expenses are recognized as incurred. Arbitron gathers radio-listening data in 299 United States local markets. All markets are measured at least twice per year (April-May-June for the “Spring Survey” and October-November-December for the “Fall Survey”). In addition, all major markets are measured two additional times per year (January-February-March for the “Winter Survey” and July-August-September for the “Summer Survey”). Arbitron’s revenue is generally higher in the first and third quarters as a result of the delivery of the Fall Survey and Spring Survey, respectively, to all markets, compared to revenue in the second and fourth quarters, when delivery of the Winter Survey and Summer Survey, respectively, is only provided to major markets. Arbitron’s expenses are generally higher in the second and fourth quarters as the “Spring Survey” and “Fall Survey” are being conducted. The transition from the diary service to the PPM service in the top 50 markets will have an impact on the seasonality of revenue and costs and expenses. Although revenue in the top 50 markets is recognized ratably over the year in both the diary and PPM services, there will be fluctuations in the depth of the seasonality pattern during the periods of transition between the services in each market. The larger impact on the seasonality pattern is related to the costs and expenses to produce the services. PPM costs and expenses will accelerate six to nine months in advance of the commercialization of each market as the panel is built. These increased costs will be recognized as incurred rather than upon the delivery of a particular quarterly survey, and will vary from the cost pattern associated with the delivery of the diary service.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
          The Company holds its cash and cash equivalents in highly liquid securities. The Company also holds short-term investments, which consist of investment grade, highly liquid securities classified as available-for-sale. A hypothetical interest rate change of 1% would have an impact of approximately $0.2 million on interest income over a three-month period.
Foreign Currency Exchange Rate Risk
          Arbitron’s foreign operations are not significant at this time, and, therefore, Arbitron’s exposure to foreign currency risk is minimal.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the most recently completed fiscal quarter. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
          There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit No.	Description
Exhibit 10.1	Description of Terms of Executive Bonus Plan (Filed on Arbitron’s Current Report on Form 8-K, dated January 24, 2007, and incorporated herein by reference)*

Exhibit 10.2	Form of Executive Restricted Stock Unit Grant Agreement*

Exhibit 10.3	Form of CEO Restricted Stock Unit Grant Agreement*

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan, contract or arrangement.

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

Date: May 4, 2007