Form 10-Q
period 2007-06-30
ARBITRON INC
filed 2007-08-03
CIK 109758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number: 1-1969
ARBITRON INC.
(Exact name of registrant as specified in its charter)

Delaware	52-0278528
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
142 West 57th Street
New York, New York 10019-3000
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     The registrant had 29,835,206 shares of common stock, par value $0.50 per share, outstanding as of July 30, 2007.

ARBITRON INC.

          Arbitron owns or has the rights to various trademarks, trade names or service marks used in its radio audience measurement business and subsidiaries, including the following: the Arbitron name and logo, ArbitrendsSM, RetailDirect®, RADAR®, Tapscan®, Tapscan WorldWi de®, LocalMotion®, Maximi$er®, Maximi$er® Plus, Arbitron PD Advantage®, SmartPlus®, Arbitron Portable People MeterTM, Marketing Resources Plus®, MRPSM, PrintPlusTM, MapMAKER DirectSM, Media Professional®, Media Professional PlusSM, QualitapSM, MediaMasterSM, ProspectorSM, and Schedule-ItSM.
          The trademarks Windows®, Media Rating Council® and Homescan® are the registered trademarks of others.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARBITRON INC.
Consolidated Balance Sheets
(In thousands, except par value data)

	June 30,	December 31,
	2007	2006
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$32,409	$33,640
Short-term investments	38,850	27,625
Trade accounts receivable, net of allowance for doubtful accounts of $1,784 at June 30, 2007 and $1,419 at December 31, 2006	32,267	33,296
Inventory	2,265	3,793
Prepaid expenses and other current assets	5,270	4,167
Deferred tax assets	2,771	3,024

Total current assets	113,832	105,545

Investment in affiliates	13,908	13,907
Property and equipment, net of accumulated depreciation of $31,725 at June 30, 2007 and $29,120 at December 31, 2006	42,291	41,470
Goodwill, net	40,558	40,558
Other intangibles, net	1,570	2,029
Noncurrent deferred tax assets	5,934	5,913
Other noncurrent assets	766	898

Total assets	$218,859	$210,320

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,590	$9,972
Accrued expenses and other current liabilities	17,542	33,258
Deferred revenue	66,495	66,875

Total current liabilities	93,627	110,105

Noncurrent liabilities	11,485	10,959

Total liabilities	105,112	121,064

Stockholders’ equity
Preferred stock, $100.00 par value, 750 shares authorized, no shares issued	—	—
Common stock, $0.50 par value, authorized 500,000 shares, issued 32,338 shares at June 30, 2007 and December 31, 2006	16,169	16,169
Additional paid-in capital	64,333	53,598
Accumulated earnings (net distributions to Ceridian in excess of accumulated earnings) prior to spin-off	(239,042)	(239,042)
Retained earnings subsequent to spin-off	280,153	266,905
Common stock held in treasury, 2,326 shares at June 30, 2007 and 2,646 shares on December 31, 2006	(1,163)	(1,323)
Accumulated other comprehensive loss	(6,703)	(7,051)

Total stockholders’ equity	113,747	89,256

Total liabilities and stockholders’ equity	$218,859	$210,320

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	June 30,
	2007	2006
Revenue	$79,047	$74,165

Costs and expenses
Cost of revenue	46,468	36,684
Selling, general and administrative	20,461	20,557
Research and development	11,830	10,031

Total costs and expenses	78,759	67,272

Operating income	288	6,893

Equity in net income of affiliates	5,089	5,053

Income before interest and income tax expense	5,377	11,946
Interest income	670	829
Interest expense	96	937

Income before income tax expense	5,951	11,838
Income tax expense	2,163	4,478

Net income	$3,788	$7,360

Net income per weighted-average common share
Basic	$0.13	$0.25
Diluted	$0.13	$0.24

Dividends declared per common share	$0.10	$0.10

Weighted-average common shares used in calculations
Basic	29,955	29,945
Potentially dilutive securities	309	125

Diluted	30,264	30,070

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
Revenue	$170,824	$159,253

Costs and expenses
Cost of revenue	78,718	60,939
Selling, general and administrative	40,818	40,013
Research and development	22,567	20,012

Total costs and expenses	142,103	120,964

Operating income	28,721	38,289

Equity in net income of affiliates	1,333	2,678

Income before interest and income tax expense	30,054	40,967
Interest income	1,251	1,816
Interest expense	191	1,880

Income before income tax expense	31,114	40,903
Income tax expense	11,831	15,357

Net income	$19,283	$25,546

Net income per weighted-average common share
Basic	$0.65	$0.84
Diluted	$0.64	$0.83

Dividends declared per common share	$0.20	$0.20

Weighted-average common shares used in calculations
Basic	29,852	30,500
Potentially dilutive securities	271	152

Diluted	30,123	30,652

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	June 30
	2007	2006
Cash flows from operating activities
Net income	$19,283	$25,546
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	4,933	3,455
Amortization of intangible assets	459	902
Loss on asset disposals	191	177
Asset impairment charges	—	638
Deferred income taxes	18	663
Equity in net income of affiliates	(1,333)	(2,678)
Distributions from affiliates	4,500	3,950
Bad debt expense	505	470
Non-cash share-based compensation	3,473	3,775
Changes in operating assets and liabilities
Trade accounts receivable	448	(965)
Prepaid expenses and other assets	(863)	(131)
Inventory	1,528	(4,074)
Accounts payable	372	(966)
Accrued expense and other current liabilities	(15,285)	(7,269)
Deferred revenue	542	1,884
Other noncurrent liabilities	976	740

Net cash provided by operating activities	19,747	26,117

Cash flows from investing activities
Additions to property and equipment	(10,314)	(9,846)
Investment in affiliates	(954)	—
Purchases of short-term investments	(140,195)	(276,565)
Proceeds from sales of short-term investments	128,970	309,175

Net cash (used in) provided by investing activities	(22,493)	22,764

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	11,118	5,396
Stock repurchases	(5,175)	(68,529)
Tax benefits realized from share-based awards	1,483	722
Dividends paid to stockholders	(5,994)	(6,208)

Net cash provided by (used in) financing activities	1,432	(68,619)

Effect of exchange rate changes on cash and cash equivalents	83	197

Net decrease in cash and cash equivalents	(1,231)	(19,541)

Cash and cash equivalents at beginning of year	33,640	40,848

Cash and cash equivalents at end of year	$32,409	$21,307

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Notes to Consolidated Financial Statements
June 30, 2007
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

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The management of the Company is evaluating the potential impact of SFAS No. 159 on the Company’s consolidated financial statements.
3.	Long-term Debt
          On October 18, 2006, the Company prepaid its outstanding senior-secured notes obligation using $50.0 million of its available cash and short-term investments. Under the original terms of the note agreement, the notes carried a fixed interest rate of 9.96% and a maturity date of January 31, 2008.
          On December 20, 2006, the Company entered into an agreement with a consortium of lenders to provide up to $150.0 million of financing to the Company through a five-year, unsecured revolving credit facility (the “2006 Credit Facility”). The agreement contains an expansion feature for the Company to increase the financing available under the 2006 Credit Facility up to $200.0 million. As of June 30, 2007, no borrowings had been made under the 2006 Credit Facility. As of June 30, 2007, and December 31, 2006, the Company was in compliance with the terms of its 2006 Credit Facility.
          Although the Company had no borrowings under the 2006 Credit Facility as of June 30, 2007, if a default occurs on future borrowings, either because Arbitron is unable to generate sufficient cash flow to service the debt or because Arbitron fails to comply with one or more of the restrictive covenants, the lenders could elect to declare all of the then outstanding borrowings, as well as accrued interest and fees, to be immediately due and payable. In addition, a default could result in the application of higher rates of interest on any amounts due.
          Interest paid during each of the six-month periods ended June 30, 2007, and 2006 was approximately $0.1 million and $1.2 million, respectively. Noncash amortization of deferred financing costs classified as interest expense during the three month periods ended June 30, 2007, and 2006, were each less than $0.1 million. Noncash amortization of deferred financing costs classified as interest expense during the six-month periods ended June 30, 2007 and 2006, was less than $0.1 million and $0.1 million, respectively.

4.	Stockholders’ Equity
          Changes in stockholders’ equity for the six months ended June 30, 2007, were as follows (in thousands):

					Net Distributions
					to Ceridian	Retained		Total
				Additional	in Excess of	Earnings	Accumulated	Stock-
	Shares	Common	Treasury	Paid-In	Accumulated	Subsequent	Other Compre-	holders
	Outstanding	Stock	Stock	Capital	Earnings	to Spin-off	hensive Loss	Equity

Balance as of December 31, 2006	29,692	$16,169	$(1,323)	$53,598	$(239,042)	$266,905	$(7,051)	$89,256

Net income	—	—	—	—	—	19,283	—	19,283

Common stock issued	427	—	213	10,901	—	—	—	11,114

Stock repurchased	(107)	—	(53)	(5,122)	—	—	—	(5,175)

Excess tax benefit from stock option exercises	—	—	—	1,483	—	—	—	1,483

Non-cash compensation	—	—	—	3,473	—	—	—	3,473

Dividends declared	—	—	—	—	—	(6,035)	—	(6,035)

Other comprehensive income	—	—	—	—	—	—	348	348

Balance as of June 30, 2007	30,012	$16,169	$(1,163)	$64,333	$(239,042)	$280,153	$(6,703)	$113,747

          A quarterly cash dividend of $0.10 per common share was paid to stockholders on July 2, 2007.
5.	Short-term Investments
          Short-term investments as of June 30, 2007, and December 31, 2006, consisted of $38.9 million and $27.6 million, respectively, in municipal and other government-issued variable-rate demand notes and auction-rate securities recorded by the Company at fair value. All of the Company’s short-term investment assets are classified as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.
          For the three months ended June 30, 2007 and 2006, gross purchases of available-for-sale securities were $47.0 million and $54.1 million, respectively, and gross proceeds from sales of available-for-sale securities were $47.5 million and $92.6 million for the three months ended June 30, 2007 and 2006, respectively.
          For the six months ended June 30, 2007 and 2006, gross purchases of available-for-sale securities were $140.2 million and $276.6 million, respectively, and gross proceeds from sales of available-for-sale securities were $129.0 million and $309.2 million for the six months ended June 30, 2007 and 2006, respectively.

6.	Inventory
          Inventory as of June 30, 2007, and December 31, 2006, consisted of $2.3 million and $3.8 million, respectively, of Portable People MeterTM equipment held for resale to international licensees of the PPMTM service. The inventory is accounted for on a first-in, first-out (FIFO) basis.
7.	Net Income Per Weighted-Average Common Share
          The computations of basic and diluted net income per weighted-average common share for the three and six months ended June 30, 2007 and 2006, are based on Arbitron’s weighted-average shares of common stock and potentially dilutive securities outstanding.
          Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period. As of June 30, 2007, and 2006, there were options to purchase 1,929,584 and 2,514,252 shares of the Company’s common stock outstanding, of which options to purchase 13,291 and 1,427,187 shares of the Company’s common stock, respectively, were excluded from the computation of diluted net income per weighted-average common share, either because the options’ exercise prices were greater than the average market price of the Company’s common shares or assumed repurchases from proceeds from the options’ exercise were potentially antidilutive. The Company elected to use the short-cut method of determining its initial hypothetical tax benefit windfall pool and, in accordance with provisions under SFAS No. 123R, Share Based Payment, (“SFAS No. 123R”) the assumed proceeds associated with the entire amount of tax benefits for share-based awards granted prior to SFAS No. 123R adoption were used in the diluted shares computation. For share-based awards granted subsequent to the January 1, 2006 SFAS No. 123R adoption date, the assumed proceeds for the related excess tax benefits were used in the diluted shares computation.
          On November 16, 2006, Arbitron announced that its Board of Directors had authorized a program to repurchase up to $100.0 million of its outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of two years through December 31, 2008. As of June 30, 2007, 106,600 shares of the Company’s common stock were repurchased under this program for $5.2 million.
8.	Contingencies
          The Company is involved, from time to time, in litigation and proceedings arising in the ordinary course of business. Legal costs for services rendered in the course of these proceedings are charged to expense as they are incurred.
          During 2005, the Pennsylvania Department of Revenue concluded a sales tax audit of the Company and notified the Company of an assessment of $3.6 million, including outstanding sales tax and accumulated interest since 2001. Since 2005, the assessment has increased due to additional interest to $3.9 million as of June 30, 2007.
          Currently, the Company continues to contest the assessment in its entirety. Consistent with the findings of a previous Pennsylvania sales tax audit of the Company, the Company contends that it continues to provide nontaxable services to its Pennsylvania customers and intends to vigorously defend this position during the appeals process. The Commonwealth of Pennsylvania has denied the Company’s administrative appeals, and the dispute was submitted to the Commonwealth Court of Pennsylvania for consideration. Currently, the Company is discussing settlement options with the Office of Attorney General in an effort to avoid protracted litigation and the related costs and has offered to settle the disputed matter. As of June 30, 2007, the Office of Attorney General has not yet responded to the Company’s offer.
          Given the nature of this uncertainty, and the pending settlement offer, $0.5 million was recognized during the quarter ended June 30, 2007, in accordance with FAS No. 5 “Accounting for Contingencies.”

9.	Comprehensive Income and Accumulated Other Comprehensive Loss
          The Company’s comprehensive income is comprised of net income, changes in foreign currency translation adjustments, and changes in defined benefit plan liabilities, net of tax (expense) benefits. The components of comprehensive income were as follows (in thousands) :

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$3,788	$7,360	$19,283	$25,546
Other comprehensive income:

Change in foreign currency translation adjustment, net of tax expense of $35 and $76 for the three months ended June 30, 2007 and 2006, respectively; and $43 and $89 for the six months ended June 30, 2007 and 2006, respectively	56	123	68	145

Change in defined benefit plan liabilities, net of tax expense of $175 and $171 for the three and six months ended June 30, 2007, respectively	276	—	280	—

Other comprehensive income	332	123	348	145

Comprehensive income	$4,120	$7,483	$19,631	$25,691

The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30,	December 31,
	2007	2006
Foreign currency translation adjustment	$408	$340
Defined benefit plan liabilities	(7,111)	(7,391)

Accumulated other comprehensive loss	$(6,703)	$(7,051)

      Effective December 31, 2006, the Company adopted Statement of Financial Acounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R) (“SFAS No. 158”). The provisions of SFAS No. 158 require that the funded status of the Company’s pension plans and the benefit obligations of the Company’s post-retirement benefit plans be recognized in the Company’s balance sheet. Appropriate adjustments were made to various assets and liabilities as of December 31, 2006, with an offsetting after-tax effect of $7.1 million recorded as a component of other comprehensive income rather than as an adjustment to the ending balance of accumulated other comprehensive income.
      Excluding the impact of the adoption of SFAS No. 158, total other comprehensive income for the year ended December 31, 2006 was $54.1 million after-tax, compared with the reported other comprehensive income of $47.0 million after-tax. The presentation of other comprehensive income for the year ended December 31, 2006 will be revised to exclude the impact of the adoption of SFAS No. 158 in the Company’s Annual Report on Form 10-K for the year ending December 31, 2007.

10.	Investment in Affiliates
          Investment in affiliates consists of the Company’s 49.5% interest in Scarborough Research (“Scarborough”), a syndicated, qualitative local market research partnership, and the Company’s 50.0% interest in Project Apollo LLC ( “Project Apollo”), a national marketing panel service pilot jointly owned by the Company and Nielsen Media Research. On February 1, 2007, the Company announced the formation of Project Apollo. Project Apollo’s objective is to test a proposed service that would provide multimedia exposure data combined with sales data from a single source to produce a measure of advertising effectiveness. The following table shows the investment activity for each of the Company’s affiliates and in total for 2007: (Note: Scarborough was the only affiliate owned by the Company during 2006.)
Summary of Investment Activity in Affiliates (in thousands)

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
		Project			Project
	Scarborough	Apollo	Total	Scarborough	Apollo	Total

Beginning Balance	$7,929	$1,086	$9,015	$13,907	$—	$13,907
Proportionate share of income(loss)	5,763	(674)	5,089	3,135	(1,802)	1,333
Distributions from affiliates	(1,150)	—	(1,150)	(4,500)	—	(4,500)
Non-cash investments in affiliates	—	—	—	—	2,214	2,214
Cash investments in affiliates	—	954	954	—	954	954

Ending Balance at June 30, 2007	$12,542	$1,366	$13,908	$12,542	$1,366	$13,908

11.	Retirement Plans
          Certain of Arbitron’s United States employees participate in a defined-benefit pension plan that closed to new participants effective January 1, 1995. Arbitron subsidizes healthcare benefits for eligible retired employees who participate in the pension plan and were hired before January 1, 1992. Arbitron also sponsors two nonqualified, unfunded supplemental retirement plans.
          In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“SFAS No. 158”) which required the Company to recognize the underfunded status of its defined-benefit plans as a liability on the balance sheet as of December 31, 2006, and to recognize any changes in that funded status through comprehensive income. Arbitron currently measures plan assets and benefit obligations as of September 30 each year. Effective for fiscal years ending after December 15, 2008, the measurement date, in accordance with the provisions of SFAS No. 158, will be required to be as of the date of the Company’s fiscal year-end statement of financial position.
          The components of periodic benefit costs for the defined-benefit pension plan and postretirement plan were as follows (in thousands):

	Defined-Benefit		Postretirement		Supplemental
	Pension Plan		Plan		Retirement Plans
	Three Months		Three Months		Three Months
	Ended June 30,		Ended June 30,		Ended June 30,
	2007	2006	2007	2006	2007	2006
Service cost	$218	$242	$9	$8	$32	$7
Interest cost	445	413	21	17	52	40
Expected return on plan assets	(552)	(494)	—	—	—	—
Amortization of prior service cost	5	5	—	—	(5)	(5)
Amortization of net loss	166	180	11	5	48	30

Net periodic benefit cost	$282	$346	$41	$30	$127	$72

	Defined-Benefit		Postretirement		Supplemental
	Pension Plan		Plan		Retirement Plans
	Six Months		Six Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,
	2007	2006	2007	2006	2007	2006
Service cost	$435	$483	$18	$17	$65	$43
Interest cost	890	826	42	33	105	81
Expected return on plan assets	(1,103)	(988)	—	—	—	—
Amortization of prior service cost	11	11	—	—	(11)	(11)
Amortization of net loss	331	359	23	10	96	64

Net periodic benefit cost	$564	$691	$83	$60	$255	$177

          Arbitron estimates that it will contribute $2.4 million in 2007 to these defined-benefit plans.

12. Taxes
          On January 1, 2007, Arbitron adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. In applying FIN 48, the Company assessed all material positions taken on income tax returns for years through December 31, 2006, that are still subject to examination by relevant taxing authorities. As of the date of adoption, the Company’s unrecognized tax benefits totaled $0.7 million. If recognized, the $0.7 million would reduce the Company’s effective tax rate in future periods.
          The Company files numerous income tax returns, primarily in the United States, including federal, state, and local jurisdictions, and certain foreign jurisdictions. Tax years ended December 31, 2003 through December 31, 2006, remain open for assessment by the Internal Revenue Service. Generally, the Company is not subject to state, local, or foreign examination for years prior to 2002. However, tax years 1989 through 2001 remain open for assessment for certain state taxing jurisdictions where net operating loss (“NOL”) carryforwards were utilized on the income tax returns since 2002. The Company accrues potential interest and penalties and recognizes income tax expense where, under relevant tax law, interest and penalties would be assessed if the uncertain tax position ultimately were not sustained.
          Management determined it is reasonably possible that certain unrecognized tax benefits as of the date of adoption will decrease during the subsequent 12 months due to the expiration of statutes limitations and due to the settlement of certain state audit examinations. The estimated decrease in these unrecognized federal tax benefits and the estimated decrease in unrecognized tax benefits from various states are both immaterial.
          Income taxes paid for the six months ended June 30, 2007 and 2006, were $12.7 million and $15.0 million, respectively.

13. Share-Based Compensation
     The following table sets forth information with regard to the income statement recognition of share-based compensation:

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2007	2006	2007	2006
Cost of revenue	$182	$182	$316	$313
Selling, general and administrative	1,852	2,047	2,941	3,238
Research and development	139	126	216	224

Share-based compensation	$2,173	$2,355	$3,473	$3,775

     There was no capitalized share-based compensation cost incurred during the three and six-month periods ended June 30, 2007, and 2006.
     In some cases, the vesting of share-based awards is accelerated due to an employee’s retirement. Prior to the adoption of SFAS No. 123R, the amount disclosed for the Company’s pro forma compensation expense did not include an acceleration of expense recognition for retirement eligible employees. For share-based arrangements granted subsequent to the adoption of SFAS No. 123R, the Company accelerates expense recognition if retirement eligibility affects the vesting of the award. If the accelerated pro forma expense recognition had occurred prior to January 1, 2006, the share-based compensation expense for the three and six-month periods ended June 30, 2007, would have been lower by $0.1 million and $0.3 million, respectively, and for the same periods of 2006, would have been lower by $0.3 million and $0.6 million, respectively.
Stock Options
     Stock options awarded to employees under the 1999 and 2001 Stock Incentive Plans (each individual plan referred to herein as a “SIP,” and collectively as the “SIPs”) generally vest annually over a three-year period, have five-year or 10-year terms and have an exercise price not less than the fair market value of the underlying stock at the date of grant. Stock options granted to directors under the 1999 SIP generally vest upon the date of grant, are generally exercisable in six months after the date of grant, have 10-year terms and have an exercise price not less than the fair market value of the underlying stock at the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the SIPs).
     The Company uses historical data to estimate option exercises and employee terminations in order to determine the expected term of the option; identified groups of optionholders that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted represents the period of time that such options are expected to be outstanding. The expected term can vary for certain groups of optionholders exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury strip bond yield curve in effect at the time of grant. Expected volatilities are based on the historical volatility of the Company’s common stock.

     The fair value of each option granted to employees and nonemployee directors during the six months ended June 30, 2007, was estimated on the date of grant using a Black-Scholes option valuation model. Those assumptions along with other data regarding the Company’s stock options for the three and six months ended June 30, 2007, and 2006, are noted in the following table:

Assumptions for options	Three Months	Three Months	Six Months	Six Months
granted to employees and	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
nonemployee directors	2007	2006	2007	2006
Expected volatility	24.95 - 26.24%	27.22 - 27.35%	24.95 - 26.52%	27.22 - 27.35%
Expected dividends	1.00%	1.00%	1.00%	1.00%
Expected term (in years)	5.75 - 6.25	5.25 - 6.00	5.75 - 6.25	5.25 - 6.00
Risk-free rate	4.62 - 4.91%	4.96 - 5.07%	4.56 - 4.91%	4.37 - 5.07%

Weighted-average volatility	25.39%	27.34%	25.45%	27.33%
Weighted-average term (in years)	5.92	5.52	5.91	5.74
Weighted-average risk-free rate	4.62%	4.99%	4.62%	4.70%
Weighted-average grant date fair value	$14.82	$12.73	$14.79	$12.56

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
Other data	2007	2006	2007	2006

Options granted	151,291	158,522	158,610	299,113

Weighted average exercise price for options granted	$48.26	$40.09	$48.15	$39.51
     As of June 30, 2007, there was $2.5 million of total unrecognized compensation cost related to options granted under the SIPs. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 1.9 years. The weighted-average exercise price and weighted-average remaining contractual term for outstanding stock options as of June 30, 2007, was $38.04 and 6.57 years, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2007, and 2006, was $2.7 million and $0.7 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2007, and 2006, was $4.1 million and $1.9 million, respectively.
Nonvested Share Awards
     The Company’s nonvested share awards generally vest over four or five years on either a monthly or annual basis. Compensation expense is recognized on a straight-line basis using the market price on the date of grant as the awards vest. For the six months ended June 30, 2007, and 2006, the number of nonvested share awards granted was 113,233 and 79,482 shares, respectively, and the weighted-average grant date fair value was $46.33 and $38.88, respectively. The total fair value of share awards vested during the six months ended June 30, 2007, and 2006, was $0.6 million and $0.1 million, respectively. For the three months ended June 30, 2007, the number of nonvested share awards granted was 10,933 shares and the weighted average grant date fair value was $48.25. There were no nonvested share awards granted during the three months ended June 30, 2006. The total fair value of share awards vested during the three months ended June 30, 2007, and 2006, was $0.1 million and less than $0.1 million, respectively. As of June 30, 2007, there was $7.3 million of total unrecognized compensation cost related to nonvested share awards granted under the SIPs. This aggregate unrecognized cost for nonvested share awards is expected to be recognized over a weighted-average period of 3.1 years.

Deferred Stock Units
     Deferred stock units granted to employees vest annually over a three-year period and are convertible to shares of common stock, subsequent to their termination of employment. Deferred stock units granted to nonemployee directors vest immediately upon grant and are convertible into shares of common stock subsequent to the directors’ termination of service. For the six months ended June 30, 2007, the number of deferred stock units granted to employee and nonemployee directors was 21,667 and 2,384 shares, respectively. For the six months ended June 30, 2006, the number of deferred stock units granted to employee and nonemployee directors was 18,186 and 3,915 shares, respectively. The total fair value of deferred stock units that vested during the six months ended June 30, 2007, and 2006, was $0.1 million and $0.1 million, respectively. As of June 30, 2007, the total unrecognized compensation cost related to deferred stock units granted under the SIPs was $1.5 million. The aggregate unrecognized cost as of June 30, 2007, is expected to be recognized over a weighted-average period of 2.5 years.
Employee Stock Purchase Plan
     The Company’s compensatory Employee Stock Purchase Plan (“ESPP”) provides for the issuance of up to 600,000 shares of newly issued or treasury common stock of Arbitron. The purchase price of the stock to ESPP participants is 85% of the lesser of the fair market value on either the first day or the last day of the applicable three-month offering period. The total amount of compensation expense recognized for ESPP share-based arrangements was $0.1 million for each of the three-month periods ended June 30, 2007, and 2006, respectively. The number of ESPP shares issued during the three months ended June 30, 2007, and 2006, was 9,095 and 10,268 shares, respectively. The total amount of compensation expense recognized for ESPP share-based arrangements was $0.2 million and $0.1 million for the six-month periods ended June 30, 2007, and 2006, respectively. The number of ESPP shares issued during the six months ended June 30, 2007, and 2006, was 17,377 and 19,746 shares, respectively.
14. Concentration of Credit Risk
     Arbitron’s quantitative radio audience measurement service and related software sales, which are primarily provided to radio broadcasters, accounted for approximately 76% and 78% of the Company’s revenue for the three months ended June 30, 2007, and 2006, and 86% and 87% for the six months ended June 30, 2007 and 2006, respectively. Arbitron had one customer that individually represented 19% of its revenue for the year ended December 31, 2006. Arbitron routinely assesses the financial strength of its customers and has experienced only nominal losses on its trade accounts receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with Arbitron’s consolidated financial statements and the notes thereto in this Quarterly Report on Form 10-Q.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron Inc. and its subsidiaries (“we,” “our,” “Arbitron” or the “Company”) in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology, are forward-looking statements based on current expectations about future events, which Arbitron has derived from information currently available to it. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied in such forward-looking statements. These risks and uncertainties include, in no particular order, whether we will be able to:
•	successfully implement the rollout of our Portable People MeterTM service;

•	renew contracts with large customers as they expire;

•	successfully execute our business strategies, including entering into potential acquisition, joint-venture or other material third-party agreements;

•	effectively manage the impact of any further ownership shifts in the radio and advertising agency industries;

•	respond to rapidly changing technological needs of our customer base, including creating new proprietary software systems and new customer products and services that meet these needs in a timely manner;

•	successfully manage the impact on our business of any economic downturn generally and in the advertising market in particular;

•	successfully manage the impact on costs of data collection due to lower respondent cooperation in surveys, privacy concerns, consumer trends, technology changes and/or government regulations;

•	successfully develop and implement technology solutions to measure multi-media and advertising in an increasingly competitive environment; and

•	successfully obtain and/or maintain Media Rating Council® accreditation for our audience measurement services.
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

     Arbitron currently provides four main services:
•	measuring radio audiences in local markets in the United States;

•	measuring national radio audiences and the audience size and composition of network radio programs and commercials;

•	providing application software used for accessing and analyzing media audience and marketing information data; and

•	providing consumer, shopping and media usage information services to radio, cable television, advertising agencies, advertisers, retailers, out-of-home media, online industries and, through its Scarborough Research joint venture with The Nielsen Company, broadcast television and print media.
Known Trends That Management Considers Material
     Significant Concentrations. Historically, the Company’s quantitative radio measurement services and related software have accounted for a substantial majority of its total revenues. Consolidation in the radio broadcasting industry has led to a concentration of ownership of radio stations and, consequently, Arbitron’s dependence on a limited number of key customers for such services and related software has increased. For the year ended December 31, 2006, Clear Channel Communications, Inc. (“Clear Channel”) and CBS Radio Inc. (“CBS Radio”) represented approximately 19 percent and nine percent, respectively, of Arbitron’s total revenue. The Company’s agreements with these customers are not exclusive and do not contain automatic renewal obligations.
     On June 26, 2007 Arbitron entered into a new multi-year agreement with Clear Channel to provide PPM radio ratings and other related services to Clear Channel’s 268 radio stations located in the 46 markets in which Clear Channel operates out of the 50 markets identified in the Company’s previously announced PPM roll-out plan (we refer to the 46 markets in which Clear Channel operates that are included in the PPM roll-out plan, collectively, as the “Clear Channel PPM Markets”). Pursuant to the terms of the agreement, Arbitron will provide Clear Channel with PPM ratings services, as and when the new audience ratings technology is deployed in the Clear Channel PPM Markets. Until such time as the PPM ratings technology is deployed in a particular market, the Company will continue to provide Clear Channel with its diary-based ratings services in that market. As the PPM ratings technology is deployed in a particular market, the diary-based ratings agreement will lapse and the new agreement will become applicable to such market. The new agreement also extends the diary-based ratings agreement in the Clear Channel PPM Markets that do not enter into PPM pre-currency prior to December 31, 2008 until such time as the PPM service is commercialized in those markets, but not later than December 31, 2011. The existing agreement between the Company and Clear Channel for diary-based ratings in markets outside of the Clear Channel PPM Markets is not amended by the new agreement and is currently scheduled to expire December 31, 2008.
     On February 9, 2007, The Media Audit/Ipsos announced that they will receive funding from a number of broadcasters, including Clear Channel, to test their competing electronic ratings system in the Houston market.
     In May 2006, Arbitron announced that it had entered into a license agreement with CBS Radio to provide diary-based services and PPM radio ratings to all of its stations, as the new ratings technology is deployed, through the first quarter of 2014.
     Arbitron’s quantitative radio audience measurement business and related software sales accounted for approximately 76% and 86% of its revenue for the three and six months ended June 30, 2007, respectively. The Company expects that for the year ended December 31, 2007, Arbitron’s quantitative radio audience measurement business and related software sales will account for approximately 85% of its revenue, which is consistent with historic annual trends. Quarterly fluctuations in this percentage are reflective of the seasonal delivery schedule of the Company’s radio audience measurement business.
     Electronic Measurement Initiatives. Arbitron has begun execution of its plan to progressively roll out its PPM ratings service to the top 50 radio markets by the end of 2010. Measurement by the PPM service began in pilot mode in Houston in June 2005. In January 2007, the Houston methodology was accredited by the Media Rating Council (“MRC”). In July 2007, the PPM service replaced the diary-based service in Houston.
     A PPM panel was installed in Philadelphia beginning in August 2006. The Philadelphia PPM radio measurement data have been audited by the MRC. On the basis of the completion of this audit, the sharing of the audit results with the MRC’s audit committee, and the completion of a two-month precurrency period for training and electronic measurement transition, the PPM service in Philadelphia replaced the diary service in April 2007. The Philadelphia PPM data are not yet accredited — the process of obtaining accreditation continues. Commercialization of the remaining top 50 radio markets by the end of 2010 is currently on schedule with Arbitron’s previously announced rollout plan.

     Currently, approximately 26,000 panelists have been installed worldwide for PPM-supported services, including the PPM radio ratings service, and through the Project Apollo LLC (“Project Apollo”), a jointly owned limited liability company with Nielsen Media Research, Inc. to explore the feasibility of the commercialization of a national marketing service panel.
     Commercialization of the PPM radio rating service and exploration of other strategic applications of the PPM technology, including the national marketing panel service, will require a substantial financial investment. Arbitron believes that during the PPM rollout period its costs and expenses will increase and substantial capital expenditures will be required. In addition, the management of Arbitron expects that, if the decision to commercialize the national market panel service is made, Arbitron’s expenses will increase as a result of continued deployment costs associated with the national marketing panel service and the strategic development of its electronic ratings business.
     Arbitron believes that, while commercialization of the PPM ratings service and other strategic applications of the PPM technology will have a near-term negative impact on its results of operations, which impact likely will be material, its operating margins can be restored through the completion of the PPM transition process in the top 50 radio markets, although there can be no assurance that this will be the case.
     Arbitron announced in April 2007 that broadcasters in Iceland have selected the PPM system as the audience measurement currency system for both radio and television, making Iceland the first country to use the PPM system’s multimedia measurement capabilities. The six-year contract was awarded to the Reykjavik-based research and consulting firm Capacent, supported by TNS Norway, through a competitive request for proposals for electronic audience measurement. Arbitron announced in June 2007 that the radio industry in Denmark selected the PPM system as its electronic audience measurement system. The five-year contract was awarded to TNS Gallup, an international licensee of the PPM technology. Beginning January 2008, a national panel of 750 Danish consumers will be equipped with the PPM device to collect overnight radio-listening data. Danish broadcasters will use the PPM data for commercial sales and program planning.
     One of Arbitron’s key corporate strategy objectives is to expand its information services to a broader range of media types, including broadcast television, cable, out-of-home media, satellite radio and television, Internet broadcasts and mobile media. On July 23, 2007, the MRC accredited the average-quarter-hour, time-period television ratings data produced by the PPM ratings service in Houston. The PPM service in Houston is the first accredited portable meter service, collecting data on radio, local television and cable use from one sample of consumers, at home and away from home.
Response Rates and Sample Proportionality
     Arbitron must achieve response rates sufficient to maintain confidence in its ratings, the support of the industry and accreditation by the Media Rating Council. Consistent with general industry trends, overall response rates have declined over the past several years, and it has become increasingly difficult and more costly for the Company to obtain consent from persons to participate in its surveys.
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
     As the PPM service is rolled out, Arbitron’s management expects to incur similar challenges in the operation of an electronic measurement service, as are faced in the Company’s diary-based service; including those challenges related to response rate and sample proportionality. Arbitron also expects that additional measures to address these challenges will be implemented and require expenditures incremental to those required for its diary-based service.
Pennsylvania Sales Tax Assessment
     During 2005, the Pennsylvania Department of Revenue concluded a sales tax audit of the Company and notified the Company of an assessment of $3.6 million, including outstanding sales tax and accumulated interest since 2001. Since 2005, the assessment has increased due to additional interest to $3.9 million as of June 30, 2007.
     Currently, the Company continues to contest the assessment in its entirety. Consistent with the findings of a previous Pennsylvania sales tax audit of the Company, the Company contends that it continues to provide nontaxable services to its Pennsylvania customers and intends to vigorously defend this position during the appeals process. The Commonwealth of Pennsylvania has denied the Company’s administrative appeals, and the dispute was submitted to the Commonwealth Court of Pennsylvania for consideration. Currently, the Company is discussing settlement options with the Office of Attorney General in an effort to avoid protracted litigation and the related costs and has offered to settle the disputed matter. The Office of Attorney General has not yet responded to the Company’s offer.
     Given the nature of this uncertainty, and the pending settlement offer, $0.5 million was recognized during the quarter ended June 30, 2007, in accordance with FAS No. 5 “Accounting for Contingencies.”
New Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes (“FIN 48"), an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company adopted FIN 48, effective January 1, 2007. The impact of applying FIN 48 to the Company’s consolidated financial statements was immaterial.
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
     Arbitron capitalizes software development costs with respect to significant internal-use software initiatives or enhancements in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The costs are capitalized from the time that the preliminary project stage is completed and management considers it probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are amortized over periods of three to five years. Management performs an assessment quarterly to determine if it is probable that all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value. As of June 30, 2007, and December 31, 2006, Arbitron’s capitalized software developed for internal use had carrying amounts of $19.9 million and $19.3 million, respectively, including $9.3 million and $9.0 million, respectively, of software related to the PPM system.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2007 to the Three Months Ended June 30, 2006
     The following table sets forth information with respect to the consolidated statements of income of Arbitron:
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Increase		Percentage of
	June 30,		(Decrease)		Revenue
	2007	2006	Dollars	Percent	2007	2006
Revenue	$79,047	$74,165	$4,882	6.6%	100.0%	100.0%
Costs and expenses
Cost of revenue	46,468	36,684	9,784	26.7%	58.8%	49.5%
Selling, general and administrative	20,461	20,557	(96)	(0.5%)	25.9%	27.7%
Research and development	11,830	10,031	1,799	17.9%	15.0%	13.5%

Total costs and expenses	78,759	67,272	11,487	17.1%	99.6%	90.7%

Operating income	288	6,893	(6,605)	(95.8%)	0.4%	9.3%
Equity in net income of affiliates	5,089	5,053	36	0.7%	6.4%	6.8%

Income before interest and income tax expense	5,377	11,946	(6,569)	(55.0%)	6.8%	16.1%
Interest income	670	829	(159)	(19.2%)	0.8%	1.1%
Interest expense	96	937	(841)	(89.8%)	0.1%	1.3%

Income before income tax expense	5,951	11,838	(5,887)	(49.7%)	7.5%	16.0%
Income tax expense	2,163	4,478	(2,315)	(51.7%)	2.7%	6.0%

Net income	$3,788	$7,360	$(3,572)	(48.5%)	4.8%	10.0%

Net income per weighted-average common share
Basic	$0.13	$0.25	$(0.12)	(48.0%)
Diluted	$0.13	$0.24	$(0.11)	(45.8%)

Cash dividends declared per common share	$0.10	$0.10	$—

Other data:

EBIT (1)	$5,377	$11,946	$(6,569)	(55.0%)
EBITDA (1)	$8,094	$14,215	$(6,121)	(43.1%)

EBIT and EBITDA Reconciliation (1)
Net income	$3,788	$7,360	$(3,572)
Income tax expense	2,163	4,478	(2,315)
Interest income	(670)	(829)	(159)
Interest expense	96	937	(841)

EBIT (1)	5,377	11,946	(6,569)
Depreciation and amortization	2,717	2,269	448

EBITDA (1)	$8,094	$14,215	$(6,121)

(1)	EBIT (earnings before interest and income taxes) and EBITDA (earnings before interest, income taxes, depreciation and amortization) are non-GAAP financial measures that the management of Arbitron believes are useful to investors in evaluating Arbitron’s results. For further discussion of these non-GAAP financial measures, see paragraph below entitled “EBIT and EBITDA” of this quarterly report.

     Revenue. Revenue increased 6.6% for the three months ended June 30, 2007, as compared to the same period in 2006, due primarily to $5.2 million of increases related to the ratings subscriber base, contract renewals, and price escalations in multiyear customer contracts for Arbitron’s quantitative data license revenue, partially offset by a $0.4 million decrease in PPM International revenues.
     Cost of Revenue. Cost of revenue increased by 26.7% for the three months ended June 30, 2007, as compared to the same period in 2006. The increase in cost of revenue was primarily attributable to an $11.6 million increase in Arbitron’s quantitative, qualitative and software application services, which was comprised substantially of a $4.1 million increase in PPM rollout costs largely associated with the management and recruitment of the PPM panels for the Philadelphia, New York, Los Angeles, and Chicago markets; a $2.0 million increase in expenses associated with PPM ratings costs that were classified as research and development in 2006 and as cost of revenue in 2007; a $1.8 million increase in diary data collection and processing costs; a $1.2 million increase associated with response rate initiatives; a $1.4 million increase in royalties, substantially associated with our Scarborough affiliate; and a $0.7 million increase due to operating costs associated with the opening of a third participant interviewing center during the first quarter of 2007. These increases were partially offset by a $1.6 million decrease in Project Apollo costs, which, due to the formation of Project Apollo in February 2007, are now being expensed directly by the affiliate. Arbitron records its share of the net operating results of the affiliate through the equity in net income of affiliates line of the Company’s consolidated income statement. The management of Arbitron expects that Arbitron’s cost of revenue will continue to increase in the future as a result of its efforts to commercialize the PPM ratings service and support the rollout of this service over the next two to three years.
     Selling, General and Administrative. Selling, general and administrative expenses decreased slightly by 0.5% for the three months ended June 30, 2007, as compared to the same period in 2006. The decrease in selling, general and administrative expenses was due primarily to a $1.0 million decrease associated with lower incentive plan expenses and a $0.8 million decrease in sales and marketing costs resulting from cost saving initiatives related to the Company’s sales force, which were substantially offset by a $0.6 million increase in expenses for merger and acquisition advisory services incurred during the three months ended June 30, 2007, a $0.5 million increase related to the accrual of estimated settlement costs associated with a Pennsylvania sales tax assessment, and a $0.3 million increase in expenses and amortization related to the Company’s accounts receivable and contract management system that was implemented during June 2006.
     Research and Development. Research and development expenses increased 17.9% during the three months ended June 30, 2007, as compared to the same period in 2006. The increase in research and development expenses resulted primarily from a $1.5 million increase in expenses associated with Arbitron’s continued development of the next generation of its client software, a $1.1 million increase related to applications and infrastructure to support the PPM service, and a $0.7 million increase in expenses in support of the Company’s diary ratings service, substantially offset by a $2.0 million decrease in expenses associated with PPM ratings costs that were classified as research and development in 2006 and as cost of revenue in 2007.
     Equity in net income of affiliates. Equity in net income of affiliates (relating collectively to Arbitron’s Scarborough joint venture and jointly-owned Project Apollo) remained flat for the three months ended June 30, 2007, as compared to the same period in 2006. The formalization of Project Apollo occurred during February 2007. The purpose of Project Apollo is to complete the development and testing of the Project Apollo marketing research service and the expansion of the pilot panel to a full national service if the test results meet expectations and generate marketplace support. Arbitron’s increase in its share of Scarborough’s net income of $0.7 million was offset by a $0.7 million share of the Project Apollo loss for the three months ended June 30, 2007, as compared to the same period of 2006. Arbitron expects that its equity in net income of affiliates will continue to be adversely impacted due to the costs incurred during the testing of the national marketing research service. If the decision is made to commercialize the national marketing panel service, there will be significant costs incurred to increase the size of the panel to a commercial level. These cost increases will be incurred in advance of receiving expected revenue from the service.
     Interest Income. Interest income decreased 19.2% during the three months ended June 30, 2007, as compared to the same period in 2006 due to lower average cash and short-term investment balances.

     Interest Expense. Interest expense decreased 89.8% for the three months ended June 30, 2007, as compared to the same period in 2006, due to Arbitron’s prepayment of its $50.0 million senior-secured notes obligation on October 18, 2006.
     Income Tax Expense. The income tax rate for the three months ended June 30, 2007 was 36.3% as compared to 37.8% for the same period of 2006. The effective tax rate, excluding certain immaterial discrete items, was increased from 37.2% for the six months ended June 30, 2006 to 37.7% for the six months ended June 30, 2007, to reflect the increase in certain nondeductible expenses.
     Net Income. Net income decreased 48.5% for the three months ended June 30, 2007, as compared to the same period in 2006, due primarily to planned expenses required to build Arbitron’s PPM panels for the Philadelphia and New York markets, and to support the strategic development of Arbitron’s PPM ratings business.
     EBIT and EBITDA. Arbitron’s management believes that presenting EBIT and EBITDA, both non-GAAP financial measures, as supplemental information helps investors, analysts, and others, if they so choose, in understanding and evaluating Arbitron’s operating performance in some of the same manners that management does because EBIT and EBITDA exclude certain items that are not directly related to Arbitron’s core operating performance. Arbitron’s management references these non-GAAP financial measures in assessing current performance and making decisions about internal budgets, resource allocation and financial goals. EBIT is calculated by deducting net interest income from net income and adding back income tax expense to net income. EBITDA is calculated by deducting net interest income from net income and adding back income tax expense, and depreciation and amortization to net income. EBIT and EBITDA should not be considered substitutes either for net income, as indicators of Arbitron’s operating performance, or for cash flow, as measures of Arbitron’s liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. EBIT decreased 55.0% and EBITDA decreased 43.1% for the three months ended June 30, 2007, as compared to the same period in 2006, due primarily to planned expenses required to build Arbitron’s PPM panels for the Philadelphia and New York markets, and to support the strategic development of Arbitron’s PPM ratings business.

Comparison of the Six Months Ended June 30, 2007 to the Six Months Ended June 30, 2006
     The following table sets forth information with respect to the consolidated statements of income of Arbitron:
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(unaudited)

	Six Months Ended		Increase		Percentage of
	June 30,		(Decrease)		Revenue
	2007	2006	Dollars	Percent	2007	2006
Revenue	$170,824	$159,253	$11,571	7.3%	100.0%	100.0%
Costs and expenses
Cost of revenue	78,718	60,939	17,779	29.2%	46.1%	38.3%
Selling, general and administrative	40,818	40,013	805	2.0%	23.9%	25.1%
Research and development	22,567	20,012	2,555	12.8%	13.2%	12.6%

Total costs and expenses	142,103	120,964	21,139	17.5%	83.2%	76.0%

Operating income	28,721	38,289	(9,568)	(25.0%)	16.8%	24.0%
Equity in net income of affiliates	1,333	2,678	(1,345)	(50.2%)	0.8%	1.7%

Income before interest and income tax expense	30,054	40,967	(10,913)	(26.6%)	17.6%	25.7%
Interest income	1,251	1,816	(565)	(31.1%)	0.7%	1.1%
Interest expense	191	1,880	(1,689)	(89.8%)	0.1%	1.2%

Income before income tax expense	31,114	40,903	(9,789)	(23.9%)	18.2%	25.7%
Income tax expense	11,831	15,357	(3,526)	(23.0%)	6.9%	9.6%

Net income	$19,283	$25,546	$(6,263)	(24.5%)	11.3%	16.1%

Net income per weighted-average common share
Basic	$0.65	$0.84	$(0.19)	(22.6%)
Diluted	$0.64	$0.83	$(0.19)	(22.9%)

Cash dividends declared per common share	$0.20	$0.20	$—

Other data:

EBIT (1)	$30,054	$40,967	$(10,913)	(26.6%)
EBITDA (1)	$35,447	$45,324	$(9,877)	(21.8%)

EBIT and EBITDA Reconciliation (1)
Net income	$19,283	$25,546	$(6,263)
Income tax expense	11,831	15,357	(3,526)
Interest income	(1,251)	(1,816)	(565)
Interest expense	191	1,880	(1,689)

EBIT (1)	30,054	40,967	(10,913)
Depreciation and amortization	5,393	4,357	1,036

EBITDA (1)	$35,447	$45,324	$(9,877)

(1)	EBIT (earnings before interest and income taxes) and EBITDA (earnings before interest, income taxes, depreciation and amortization) are non-GAAP financial measures that the management of Arbitron believes are useful to investors in evaluating Arbitron’s results. For further discussion of these non-GAAP financial measures, see paragraph below entitled “EBIT and EBITDA” of this quarterly report.

     Revenue. Revenue increased 7.3% for the six months ended June 30, 2007, as compared to the same period in 2006, due primarily to $10.4 million of increases related to the ratings subscriber base, contract renewals, and price escalations in multiyear customer contracts for Arbitron’s quantitative data license revenue, a $0.9 million increase in Continental Research revenue, and a $0.4 million increase in PPM International revenue.
     Cost of Revenue. Cost of revenue increased by 29.2% for the six months ended June 30, 2007, as compared to the same period in 2006. The increase in cost of revenue was primarily attributable to an $19.3 million increase in Arbitron’s quantitative, qualitative and software application services, which was comprised substantially of a $6.8 million increase in PPM rollout costs largely associated with the management and recruitment of the PPM panels for the Philadelphia, New York, Los Angeles, and Chicago markets; a $3.7 million increase in expenses associated with PPM ratings costs that were classified as research and development in 2006 and as cost of revenue in 2007; a $2.4 million increase in diary data collection and processing costs; a $2.2 million increase associated with response rate initiatives; a $1.5 million increase due to operating costs associated with the opening of a third participant interviewing center during the first quarter of 2007; a $0.9 million increase associated with computer center costs and a $1.3 million increase in royalties, substantially associated with our Scarborough affiliate. These increases were partially offset by a $2.6 million decrease in Project Apollo costs, which, due to the formation of Project Apollo in February 2007, are now being expensed directly by the affiliate. Arbitron records its share of the net operating results of the affiliate through the equity in net income of affiliates line of the Company’s consolidated income statement. The management of Arbitron expects that Arbitron’s cost of revenue will continue to increase in the future as a result of its efforts to commercialize the PPM ratings service and support the rollout of this service over the next two to three years.
     Selling, General and Administrative. Selling, general and administrative expenses increased by 2.0% for the six months ended June 30, 2007, as compared to the same period in 2006. The increase in selling, general and administrative expenses was due primarily to a $1.2 million increase in expenses for merger and acquisition advisory services incurred during the six months ended June 30, 2007; a $0.9 million increase in expenses and amortization related to the Company’s accounts receivable and contract management system that was implemented during June 2006, and a $0.5 million increase related to the accrual of estimated settlement costs associated with a Pennsylvania sales tax assessment; substantially offset by a $1.0 million decrease associated with lower incentive plan expenses and a $0.9 million decrease in sales and marketing costs resulting from cost saving initiatives related to the Company’s sales force.
     Research and Development. Research and development expenses increased 12.8% during the six months ended June 30, 2007, as compared to the same period in 2006. The increase in research and development expenses resulted primarily from a $2.6 million increase in expenses associated with Arbitron’s continued development of the next generation of its client software, a $2.1 million increase related to applications and infrastructure to support the PPM service, and a $1.5 million increase associated with various U.S. Media Service development costs. These increases were substantially offset by a $3.7 million decrease in expenses associated with PPM ratings costs that were classified as research and development in 2006 and as cost of revenue in 2007.
     Equity in net income of affiliates. Equity in net income of affiliates (relating collectively to Arbitron’s Scarborough joint venture and jointly-owned Project Apollo) decreased 50.2% for the six months ended June 30, 2007, as compared to the same period in 2006. The formalization of Project Apollo occurred during February 2007. The purpose of Project Apollo is to complete the development and testing of the Project Apollo marketing research service and the expansion of the pilot panel to a full national service if the test results meet expectations and generate marketplace support. Arbitron’s $1.8 million share of the Project Apollo loss for the six months ended June 30, 2007, is the primary cause of the $1.3 million decrease in the equity in net income of affiliates for the six months ended June 30, 2007, as compared to the same period of 2006. Arbitron expects that its equity in net income of affiliates will continue to be adversely impacted due to the costs incurred during the testing of the national marketing research service. If the decision is made to commercialize the national marketing panel service, there will be significant costs incurred to increase the size of the panel to a commercial level. These cost increases will be incurred in advance of receiving expected revenue from the service.

     Interest Income. Interest income decreased 31.1% during the six months ended June 30, 2007, as compared to the same period in 2006 due to lower average cash and short-term investment balances, which were partially offset by higher interest rates.
     Interest Expense. Interest expense decreased 89.8% for the six months ended June 30, 2007, as compared to the same period in 2006, due to Arbitron’s prepayment of its $50.0 million senior-secured notes obligation on October 18, 2006.
     Income Tax Expense. The income tax rate for the six months ended June 30, 2007 was 38.0% as compared to 37.5% for the same period of 2006. The effective tax rate, excluding certain immaterial discrete items, was increased from 37.2% for the six months ended June 30, 2006 to 37.7% for the six months ended June 30, 2007 to reflect the increase in certain nondeductible expenses.
     Net Income. Net income decreased 24.5% for the six months ended June 30, 2007, as compared to the same period in 2006, due primarily to planned expenses required to build Arbitron’s PPM panels for the Philadelphia and New York markets, and to support the strategic development of Arbitron’s PPM ratings business. Incremental expenses incurred in support of Arbitron’s diary ratings service also contributed to the decrease in net income, partially offset by a decrease in interest expense due to Arbitron’s prepayment of its senior-secured notes obligation on October 18, 2006.
     EBIT and EBITDA. Arbitron’s management believes that presenting EBIT and EBITDA, both non-GAAP financial measures, as supplemental information helps investors, analysts, and others, if they so choose, in understanding and evaluating Arbitron’s operating performance in some of the same manners that management does because EBIT and EBITDA exclude certain items that are not directly related to Arbitron’s core operating performance. Arbitron’s management references these non-GAAP financial measures in assessing current performance and making decisions about internal budgets, resource allocation and financial goals. EBIT is calculated by deducting net interest income from net income and adding back income tax expense to net income. EBITDA is calculated by deducting net interest income from net income and adding back income tax expense, and depreciation and amortization to net income. EBIT and EBITDA should not be considered substitutes either for net income, as indicators of Arbitron’s operating performance, or for cash flow, as measures of Arbitron’s liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. EBIT decreased 26.6% and EBITDA decreased 21.8% for the six months ended June 30, 2007, as compared to the same period in 2006 due primarily to planned expenses required to build Arbitron’s PPM panels for the Philadelphia and New York markets, and to support Arbitron’s diary and PPM ratings services.

Liquidity and Capital Resources
     Working capital was $20.2 million and ($4.6) million as of June 30, 2007, and December 31, 2006, respectively. Excluding the deferred revenue liability, which does not require a significant additional cash outlay by Arbitron, working capital was $86.7 million and $62.3 million as of June 30, 2007, and December 31, 2006, respectively. Cash and cash equivalents were $32.4 million and $33.6 million as of June 30, 2007, and December 31, 2006, respectively. In addition, short-term investments were $38.9 million and $27.6 million as of June 30, 2007, and December 31, 2006, respectively. Management expects that Arbitron’s cash position, along with these readily convertible assets, as of June 30, 2007, and cash flow generated from operations and its available revolving credit facility, will be sufficient to support Arbitron’s operations for the foreseeable future.
     Net cash provided by operating activities was $19.7 million and $26.1 million for the six months ended June 30, 2007, and 2006, respectively. The $6.4 million decrease in net cash provided by operating activities was mainly attributable to a $8.0 million decrease in the change in accrued expenses and other current liabilities, and a $6.3 million decrease in net income resulting primarily from planned costs required to build Arbitron’s PPM panels for the commercialization rollout of the PPM service. These decreases in cash were partially offset by a $5.6 million increase due to the prior year increase in purchases of PPM international inventory, a $1.3 million decrease due to the timing of vendor payments and a $1.0 million net increase in depreciation and amortization due to increased capitalization of PPM equipment and related software, as well as software related to the accounts receivable and contract management system implemented during the second quarter of 2006. The decrease in the change in accrued expenses and other current liabilities resulted primarily from the timing of $4.7 million in expenditures for accrued payroll and benefit costs for the six months ended June 30, 2007, as compared to the same period of 2006; a $1.9 million fluctuation associated with the formation of the Project Apollo LLC in the six months ended June 30, 2007; and $1.1 million in lower taxes due to reduced earnings for the six months ended June 30, 2007, as compared to the same period of 2006.
     Net cash used by investing activities was $22.5 million for the six months ended June 30, 2007, and net cash provided by investing activities was $22.8 million for the six months ended June 30, 2006. The $45.3 million fluctuation in investing activities was driven primarily by $43.8 million in increased net purchases of variable-rate demand notes issued by municipal government agencies and auction-rate securities for the six months ended June 30, 2007, as compared to the same period of 2006. More short-term investments were purchased for the six months ended June 30, 2007 due to the excess cash available and on hand. During the same period of 2006, short-term investments were sold on a net basis to support the completion of the stock repurchase program authorized under the Company’s then outstanding $70.0 million stock repurchase program.
     Net cash provided by financing activities was $1.4 million for the six months ended June 30, 2007, and net cash used in financing activities was $68.6 million for the six months ended June 30, 2006. The $70.1 million fluctuation in financing activities was primarily attributable to $63.4 million in decreased repurchases of Arbitron’s outstanding common stock during the six months ended June 30, 2007, as compared to the same period of 2006. A $5.7 million increase in proceeds from stock option exercises was the result of higher average stock prices, as well as higher average exercise prices for the six months ended June 30, 2007, as compared to the same period of 2006.
     On December 20, 2006, Arbitron entered into an agreement with a consortium of lenders to provide up to $150.0 million of financing to Arbitron through a five-year, unsecured revolving credit facility (“2006 Credit Facility”). The agreement contains an expansion feature for Arbitron to increase the financing available under the 2006 Credit Facility up to $200.0 million. Interest on borrowings under the 2006 Credit Facility will be calculated based on a floating rate for a duration of up to six months as selected by Arbitron.
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

     On November 16, 2006, Arbitron announced that its Board of Directors authorized a program to repurchase up to $100.0 million of its outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices through December 31, 2008. As of July 30, 2007, the number of shares of Arbitron’s outstanding common stock repurchased under this program was 293,400 shares for $14.4 million.
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
     Arbitron believes that, while commercialization of the PPM ratings service and other strategic applications of the PPM technology, including the possible commercialization of the Project Apollo national marketing panel service, will have a near-term negative impact on its results of operations during the first three to four years of commercialization, which impact likely will be material, its operating margins can be restored through the completion of the PPM transition process in the top 50 radio markets, although there can be no assurance that this will be the case. If a decision is made to commercialize these services, substantial additional expenditures would be incurred during the next few years.
     Arbitron expects to fund the expected commercialization of the PPM radio ratings service, and the Project Apollo pilot program for the national marketing panel service with its existing cash position and short-term investments, future cash from operations or through the most advantageous source of capital at the time, which may include borrowings under its current credit facility, sales of common and preferred stock and/or joint-venture transactions. Arbitron believes that one or more of these sources of capital will be available to fund its PPM-related cash needs, but there can be no assurance that the external sources of capital will be available on favorable terms, if at all.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     The Company holds its cash and cash equivalents in highly liquid securities. The Company also holds short-term investments, which consist of investment grade, highly liquid securities classified as available-for-sale. A hypothetical interest rate change of 1% would have an impact of approximately $0.3 million on interest income over a six-month period.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On November 16, 2006, Arbitron announced that its Board of Directors authorized a program to repurchase up to $100.0 million of its outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of two years through December 31, 2008. The following table outlines the stock repurchase activity during the three months ended June 30, 2007.

			Total Number	Maximum Dollar Value
			of Shares Purchased	of Shares That May
	Total Number of	Average Price	as Part of	Yet Be Purchased
	Shares	Paid	Publicly	Under the
Period	Purchased	Per Share	Announced Program	Program
April 1-30	62,000	$48.15	62,000	$97,014,395
May 1-31	37,100	48.96	37,100	95,198,046
June 1-30	7,500	49.80	7,500	94,824,516

Total	106,600	$48.55	106,600	$94,824,516

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Arbitron’s annual meeting of stockholders was held on May 15, 2007. There were 29,926,654 shares of Arbitron common stock outstanding and entitled to vote at the annual meeting. Of the 29,926,654 shares of Arbitron common stock entitled to vote at the annual meeting, a total of 26,855,891 shares were present in person or by proxy at the annual meeting. The following people designated by Arbitron’s Board of Directors as nominees for director were elected at the annual meeting, with the voting as follows:

Nominee	Votes For	Votes Withheld
Shellye L. Archambeau	26,328,529	527,362
Philip Guarascio	26,725,710	130,181
William T. Kerr	26,687,498	168,393
Larry E. Kittelberger	26,328,979	526,912
Stephen B. Morris	26,816,750	39,141
Luis G. Nogales	26,684,894	170,999
Richard A. Post	22,900,618	3,955,273
     The Amendment to the Arbitron Inc. 1999 Stock Incentive Plan was approved at the annual meeting, with the voting as follows:

Total Votes For	Total Votes Against	Total Votes Abstain
23,746,704	588,886	21,206
     No additional items were on the agenda of the annual meeting of stockholders and no other items were brought to a vote during the meeting .

ITEM 5. OTHER INFORMATION
     On May 15, 2007, the stockholders of Arbitron approved an amendment to the Company’s 1999 Stock Incentive Plan (the “Plan”), that increased the number of shares of common stock with respect to which awards may be granted under the Plan by 400,000 shares to a total of 4,604,009 shares.
     The foregoing description of the amendment to the Plan is qualified in its entirety by reference to the full text of the amended Plan, which is attached hereto as Exhibit 10.2 and incorporated herein by reference.
ITEM 6. EXHIBITS

Exhibit No.	Description
Exhibit 10.1	Form of Radio Station License Agreement to Receive and Use Arbitron PPM Data and Estimates by and between Arbitron and Clear Channel Broadcasting, Inc. dated June 26, 2007*

Exhibit 10.2	Arbitron Inc. 1999 Stock Incentive Plan (as amended May 15, 2007)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	A request for confidential treatment has been submitted with respect to this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBITRON INC.
By:	/s/ SEAN R. CREAMER
Sean R. Creamer
Executive Vice President of Finance and Planning and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal financial and principal accounting officer)

Date: August 3, 2007