Form 10-Q
period 2007-09-30
ARBITRON INC
filed 2007-11-02
CIK 109758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Large Accelerated Filer Yes ☑                    Accelerated Filer ☐                    Non-Accelerated Filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          The registrant had 28,232,708 shares of common stock, par value $0.50 per share, outstanding as of October 29, 2007.

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
          The trademark Media Rating Council® is the registered trademark of the Media Rating Council, Inc.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARBITRON INC.
Consolidated Balance Sheets
(In thousands, except par value data)

	September 30,	December 31,
	2007	2006
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$18,698	$33,640
Short-term investments	8,150	27,625
Trade accounts receivable, net of allowance for doubtful accounts of $1,839 as of September 30, 2007 and $1,419 as of December 31, 2006	32,112	33,296
Inventory	1,398	3,793
Prepaid expenses and other current assets	6,884	4,167
Deferred tax assets	2,469	3,024

Total current assets	69,711	105,545

Investment in affiliates	10,227	13,907
Property and equipment, net of accumulated depreciation of $34,700 as of September 30, 2007 and $29,120 as of December 31, 2006	44,445	41,470
Goodwill, net	40,558	40,558
Other intangibles, net	1,407	2,029
Noncurrent deferred tax assets	5,808	5,913
Other noncurrent assets	732	898

Total assets	$172,888	$210,320

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,399	$9,972
Accrued expenses and other current liabilities	31,255	33,258
Deferred revenue	58,308	66,875

Total current liabilities	97,962	110,105

Noncurrent liabilities	9,272	10,959

Total liabilities	107,234	121,064

Stockholders’ equity
Preferred stock, $100.00 par value, 750 shares authorized, no shares issued	—	—
Common stock, $0.50 par value, authorized 500,000 shares, issued 32,338 shares as of September 30, 2007 and December 31, 2006	16,169	16,169
Additional paid-in capital	2,426	53,598
Accumulated earnings (net distributions to Ceridian in excess of accumulated earnings) prior to the March 30, 2001 spin-off	(239,042)	(239,042)
Retained earnings subsequent to spin-off	294,454	266,905
Common stock held in treasury, 3,634 shares as of September 30, 2007 and 2,646 shares as of December 31, 2006	(1,817)	(1,323)
Accumulated other comprehensive loss	(6,536)	(7,051)

Total stockholders’ equity	65,654	89,256

Total liabilities and stockholders’ equity	$172,888	$210,320

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30,
	2007	2006
Revenue	$96,515	$90,714

Costs and expenses
Cost of revenue	37,202	26,775
Selling, general and administrative	19,228	18,665
Research and development	9,659	11,340

Total costs and expenses	66,089	56,780

Operating income	30,426	33,934

Equity in net loss of affiliates	(3,263)	(1,827)

Income before interest and income tax expense	27,163	32,107
Interest income	586	723
Interest expense	95	1,061

Income before income tax expense	27,654	31,769
Income tax expense	10,434	11,579

Net income	$17,220	$20,190

Net income per weighted-average common share
Basic	$0.58	$0.69
Diluted	$0.58	$0.69

Dividends declared per common share	$0.10	$0.10

Weighted-average common shares used in calculations
Basic	29,602	29,273
Potentially dilutive securities	301	109

Diluted	29,903	29,382

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Revenue	$267,339	$249,967

Costs and expenses
Cost of revenue	115,920	87,714
Selling, general and administrative	60,046	58,678
Research and development	32,226	31,352

Total costs and expenses	208,192	177,744

Operating income	59,147	72,223

Equity in net (loss) income of affiliates	(1,930)	851

Income before interest and income tax expense	57,217	73,074
Interest income	1,837	2,539
Interest expense	286	2,941

Income before income tax expense	58,768	72,672
Income tax expense	22,265	26,936

Net income	$36,503	$45,736

Net income per weighted-average common share
Basic	$1.23	$1.52
Diluted	$1.21	$1.51

Dividends declared per common share	$0.30	$0.30

Weighted-average common shares used in calculations
Basic	29,768	30,087
Potentially dilutive securities	281	138

Diluted	30,049	30,225

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities
Net income	$36,503	$45,736
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	8,076	5,631
Amortization of intangible assets	621	1,228
Loss on asset disposals	282	251
Asset impairment charges	—	638
Deferred income taxes	344	2,363
Equity in net loss (income) of affiliates	1,930	(851)
Distributions from affiliates	6,100	5,251
Bad debt expense	686	755
Non-cash share-based compensation	5,046	5,175
Changes in operating assets and liabilities
Trade accounts receivable	456	(2,842)
Prepaid expenses and other assets	(2,733)	(1,089)
Inventory	2,395	(3,726)
Accounts payable	(1,243)	(765)
Accrued expenses and other current liabilities	(9,411)	(2,710)
Deferred revenue	(7,647)	(5,267)
Other noncurrent liabilities	(1,011)	(681)

Net cash provided by operating activities	40,394	49,097

Cash flows from investing activities
Additions to property and equipment	(15,288)	(13,068)
Investment in affiliates	(2,136)	—
Purchases of short-term investments	(170,545)	(383,450)
Proceeds from sales of short-term investments	190,020	410,010

Net cash provided by investing activities	2,051	13,492

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	14,476	7,556
Stock repurchases	(64,998)	(70,000)
Tax benefits realized from share-based awards	2,016	900
Dividends paid to stockholders	(8,995)	(9,174)

Net cash used in financing activities	(57,501)	(70,718)

Effect of exchange rate changes on cash and cash equivalents	114	230

Net decrease in cash and cash equivalents	(14,942)	(7,899)

Cash and cash equivalents at beginning of year	33,640	40,848

Cash and cash equivalents at end of the nine month period	$18,698	$32,949

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Notes to Consolidated Financial Statements
September 30, 2007
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
Consolidation
          The consolidated financial statements of Arbitron reflect the consolidated financial position, results of operations and cash flows of Arbitron Inc. and its subsidiaries: Arbitron Holdings Inc., Audience Research Bureau S.A. de C.V., Ceridian Infotech (India) Private Limited, CSW Research Limited, Euro Fieldwork Limited, Arbitron International, LLC, and Arbitron Technology Services India Private Limited. All significant intercompany balances have been eliminated in consolidation.
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
          On December 20, 2006, the Company entered into an agreement with a consortium of lenders to provide up to $150.0 million of financing to the Company through a five-year, unsecured revolving credit facility (the “2006 Credit Facility”). The agreement contains an expansion feature for the Company to increase the financing available under the 2006 Credit Facility up to $200.0 million. As of September 30, 2007, no borrowings had been made under the 2006 Credit Facility. As of September 30, 2007, and December 31, 2006, the Company was in compliance with the terms of the 2006 Credit Facility.
          Although the Company had no borrowings under the 2006 Credit Facility as of September 30, 2007, if a default occurs on future borrowings, either because Arbitron is unable to generate sufficient cash flow to service the debt or because Arbitron fails to comply with one or more of the restrictive covenants, the lenders could elect to declare all of the then outstanding borrowings, as well as accrued interest and fees, to be immediately due and payable. In addition, a default could result in the application of higher rates of interest on any amounts due.
          Interest paid during the nine-month periods ended September 30, 2007, and 2006 was approximately $0.2 million and $3.7 million, respectively. Noncash amortization of deferred financing costs classified as interest expense during the three month periods ended September 30, 2007, and 2006, was less than $0.1 million and $0.1 million, respectively. Noncash amortization of deferred financing costs classified as interest expense during the nine-month periods ended September 30, 2007, and 2006, was $0.1 million and $0.2 million, respectively.

4. Stockholders’ Equity
          Changes in stockholders’ equity for the nine months ended September 30, 2007, were as follows (in thousands):

					Net Distributions
					to Ceridian	Retained		Total
				Additional	in Excess of	Earnings	Accumulated	Stock-
	Shares	Common	Treasury	Paid-In	Accumulated	Subsequent	Other Compre-	holders
	Outstanding	Stock	Stock	Capital	Earnings	to Spin-off	hensive Loss	Equity

Balance as of December 31, 2006	29,692	$16,169	$(1,323)	$53,598	$(239,042)	$266,905	$(7,051)	$89,256

Net income	—	—	—	—	—	36,503	—	36,503

Common stock issued from treasury stock	514	—	257	13,882	—	—	—	14,139

Stock repurchased	(1,502)	—	(751)	(72,116)	—	—	—	(72,867)

Excess tax benefit from share-based awards	—	—	—	2,016	—	—	—	2,016

Non-cash compensation	—	—	—	5,046	—	—	—	5,046

Dividends declared	—	—	—	—	—	(8,954)	—	(8,954)

Other comprehensive income	—	—	—	—	—	—	515	515

Balance as of September 30, 2007	28,704	$16,169	$(1,817)	$2,426	$(239,042)	$294,454	$(6,536)	$65,654

          A quarterly cash dividend of $0.10 per common share was paid to stockholders on October 1, 2007.
5. Short-term Investments
          Short-term investments as of September 30, 2007, and December 31, 2006, consisted of $8.2 million and $27.6 million, respectively, in municipal and other government-issued variable-rate demand notes and auction-rate securities recorded by the Company at fair value. All of the Company’s short-term investment assets are classified as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.
          For the three months ended September 30, 2007 and 2006, gross purchases of available-for-sale securities were $30.3 million and $106.9 million, respectively, and gross proceeds from sales of available-for-sale securities were $61.1 million and $100.8 million for the three months ended September 30, 2007 and 2006, respectively.
          For the nine months ended September 30, 2007 and 2006, gross purchases of available-for-sale securities were $170.5 million and $383.5 million, respectively, and gross proceeds from sales of available-for-sale securities were $190.0 million and $410.0 million for the nine months ended September 30, 2007 and 2006, respectively.

6. Inventory
          Inventory as of September 30, 2007, and December 31, 2006, consisted of $1.4 million and $3.8 million, respectively, of Portable People MeterTM (“PPM”) equipment held for resale to international licensees of the PPM service. The inventory is accounted for on a first-in, first-out (FIFO) basis.
7. Net Income Per Weighted-Average Common Share
          The computations of basic and diluted net income per weighted-average common share for the three and nine months ended September 30, 2007 and 2006, are based on Arbitron’s weighted-average shares of common stock and potentially dilutive securities outstanding.
          Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period. As of September 30, 2007, and 2006, there were options to purchase 1,863,273 and 2,446,685 shares of the Company’s common stock outstanding, of which options to purchase 182,791 and 1,350,933 shares of the Company’s common stock, respectively, were excluded from the computation of diluted net income per weighted-average common share, either because the options’ exercise prices were greater than the average market price of the Company’s common shares or assumed repurchases from proceeds from the options’ exercise were potentially antidilutive. The Company elected to use the elective alternative method (“short-cut method”) prescribed by FASB Staff Position SFAS No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, of determining its initial hypothetical tax benefit windfall pool and, in accordance with provisions under SFAS No. 123R, Share Based Payment, (“SFAS No. 123R”) the assumed proceeds associated with the entire amount of tax benefits for share-based awards granted prior to SFAS No. 123R adoption were used in the diluted shares computation. For share-based awards granted subsequent to the January 1, 2006 SFAS No. 123R adoption date, the assumed proceeds for the related excess tax benefits were used in the diluted shares computation.
          On November 16, 2006, Arbitron announced that its Board of Directors had authorized a program to repurchase up to $100.0 million of its outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of two years through December 31, 2008. As of September 30, 2007, 1,502,200 shares of the Company’s common stock had been repurchased under this program for $72.9 million.
8. Contingencies
          The Company is involved, from time to time, in litigation and proceedings arising in the ordinary course of business. Legal costs for services rendered in the course of these proceedings are charged to expense as they are incurred.
          During 2005, the Pennsylvania Department of Revenue concluded a sales tax audit of the Company and notified the Company of an assessment of $3.6 million, including outstanding sales tax and accumulated interest since 2001. Since 2005, the assessment has increased due to additional interest to $4.0 million as of September 30, 2007.

          Currently, the Company continues to contest the assessment in its entirety. Consistent with the findings of a previous Pennsylvania sales tax audit of the Company, the Company contends that it continues to provide nontaxable services to its Pennsylvania customers and intends to vigorously defend this position during the appeals process. The Commonwealth of Pennsylvania has denied the Company’s administrative appeals, and the dispute was submitted to the Commonwealth Court of Pennsylvania for consideration. Currently, the Company is discussing settlement options with the Office of Attorney General in an effort to avoid protracted litigation and the related costs and has offered to settle the disputed matter. As of November 1, 2007, the Office of Attorney General had only responded to a portion of the Company’s offer. Given the nature of this uncertainty, and the pending settlement offer, $0.5 million was recognized during the second quarter of 2007, in accordance with SFAS No. 5, Accounting for Contingencies.
9. Comprehensive Income and Accumulated Other Comprehensive Loss
          The Company’s comprehensive income is comprised of net income, changes in foreign currency translation adjustments, and changes in retirement plan liabilities, net of tax (expense) benefits. The components of comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$17,220	$20,190	$36,503	$45,736
Other comprehensive income:

Change in foreign currency translation adjustment, net of tax expense of $17 and $20 for the three months ended September 30, 2007, and 2006 respectively and $60 and $108 for the nine months ended September 30, 2007, and 2006, respectively	29	25	97	170

Change in retirement plan liabilities, net of tax expense of ($87) and a tax benefit of $6 for the three months ended September 30, 2007 and 2006 respectively, and a tax expense of ($258) and a tax benefit of $6 for the nine months ended September 30, 2007, and 2006 respectively	138	6	418	6

Other comprehensive income	167	31	515	176

Comprehensive income	$17,387	$20,221	$37,018	$45,912

The components of accumulated other comprehensive loss were as follows (in thousands):

	September 30,	December 31,
	2007	2006
Foreign currency translation adjustment	$437	$340
Retirement plan liabilities	(6,973)	(7,391)

Accumulated other comprehensive loss	$(6,536)	$(7,051)

          Effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R) (“SFAS No. 158”).  The provisions of SFAS No. 158 require that the funded status of the Company’s pension plans and the benefit obligations of the Company’s post-retirement benefit plans be reported on the Company’s balance sheet.  Appropriate adjustments were made to various assets and liabilities as of December 31, 2006, with an offsetting after-tax effect of $7.1 million recorded as a component of other comprehensive income rather than as an adjustment to the ending balance of accumulated other comprehensive income.
          Excluding the impact of the adoption of SFAS No. 158, comprehensive income for the year ended December 31, 2006 was $54.1 million after-tax, compared with the reported comprehensive income of $47.0 million after-tax.  In compliance with the provisions of SFAS No. 158, the presentation of comprehensive income for the year ended December 31, 2006 will be revised to exclude the impact of the adoption of SFAS No. 158 in the Company’s Annual Report on Form 10-K for the year ending December 31, 2007.
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
Summary of Investment Activity in Affiliates (in thousands)

	Three Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2007
		Project			Project
	Scarborough	Apollo	Total	Scarborough	Apollo	Total

Beginning balance	$12,542	$1,366	$13,908	$13,907	$—	$13,907
Equity in net income(loss)	(2,040)	(1,223)	(3,263)	1,095	(3,025)	(1,930)
Distributions from affiliates	(1,600)	—	(1,600)	(6,100)	—	(6,100)
Non-cash investments in affiliates	—	—	—	—	2,214	2,214
Cash investments in affiliates	—	1,182	1,182	—	2,136	2,136

Ending balance at September 30, 2007	$8,902	$1,325	$10,227	$8,902	$1,325	$10,227

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
          In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“SFAS No. 158”) which required the Company to recognize the underfunded status of its retirement plans as a liability on the balance sheet as of December 31, 2006, and to recognize any changes in that funded status through comprehensive income. Arbitron currently measures plan assets and benefit obligations as of September 30 each year. Effective for fiscal years ending after December 15, 2008, the measurement date, in accordance with the provisions of SFAS No. 158, will be required to be as of the date of the Company’s fiscal year-end statement of financial position.

          The components of periodic benefit costs for the defined-benefit pension, postretirement, and supplemental retirement plans were as follows (in thousands):

	Defined-Benefit		Postretirement		Supplementa
	Pension Plan		Plan		Retirement Plans
	Three Months		Three Months		Three Months
	Ended September 30,		Ended September 30,		Ended September 30,
	2007	2006	2007	2006	2007	2006
Service cost	$217	$242	$9	$8	$33	$7
Interest cost	445	412	21	17	52	41
Expected return on plan assets	(552)	(491)	—	—	—	—
Amortization of prior service cost	5	6	—	—	(6)	(6)
Amortization of net loss	165	180	12	5	49	29

Net periodic benefit cost	$280	$349	$42	$30	$128	$71

	Defined-Benefit		Postretirement		Supplemental
	Pension Plan		Plan		Retirement Plans
	Nine Months		Nine Months		Nine Months
	Ended September 30,		Ended September 30,		Ended September 30,
	2007	2006	2007	2006	2007	2006
Service cost	$652	$725	$27	$25	$98	$50
Interest cost	1,335	1,238	63	50	157	122
Expected return on plan assets	(1,655)	(1,479)	—	—	—	—
Amortization of prior service cost	16	17	—	—	(17)	(17)
Amortization of net loss	496	539	35	15	145	93

Net periodic benefit cost	$844	$1,040	$125	$90	$383	$248

          During the third quarter of 2007, Arbitron contributed $2.0 million to the defined-benefit pension plan.

12. Taxes
          On January 1, 2007, Arbitron adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. In applying FIN 48, the Company assessed all material positions taken on income tax returns for years through December 31, 2006, that are still subject to examination by relevant taxing authorities. As of the date of adoption, the Company’s unrecognized tax benefits totaled $0.7 million, and if recognized, would reduce the Company’s effective tax rate in future periods.
          The Company files numerous income tax returns, primarily in the United States, including federal, state, and local jurisdictions, and certain foreign jurisdictions. Tax years ended December 31, 2004 through December 31, 2006, remain open for assessment by the Internal Revenue Service. Generally, the Company is not subject to state, local, or foreign examination for years prior to 2002. However, tax years 1989 through 2001 remain open for assessment for certain state taxing jurisdictions where net operating loss (“NOL”) carryforwards were utilized on income tax returns for such states since 2002.
          The Company accrues potential interest and penalties and recognizes income tax expense where, under relevant tax law, interest and penalties would be assessed if the uncertain tax position ultimately were not sustained.
          Management determined it is reasonably possible that certain unrecognized tax benefits as of the date of adoption will decrease during the subsequent 12 months due to the expiration of statutes of limitations and due to the settlement of certain state audit examinations. The estimated decrease in these unrecognized federal tax benefits and the estimated decrease in unrecognized tax benefits from various states are both immaterial.
          Income taxes paid for the nine months ended September 30, 2007 and 2006, were $15.3 million and $19.3 million, respectively.

13. Share-Based Compensation
          The following table sets forth information with regard to the income statement recognition of share-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of revenue	$207	$130	$523	$443
Selling, general and administrative	1,264	1,186	4,205	4,425
Research and development	102	84	318	307

Share-based compensation	$1,573	$1,400	$5,046	$5,175

          There was no capitalized share-based compensation cost recorded during the three and nine-month periods ended September 30, 2007, and 2006.
          In some cases, the vesting of share-based awards is accelerated due to an employee’s retirement. Prior to the adoption of SFAS No. 123R, the amount disclosed for the Company’s pro forma compensation expense did not include an acceleration of expense recognition for retirement eligible employees. For share-based arrangements granted subsequent to the adoption of SFAS No. 123R, the Company accelerates expense recognition if retirement eligibility affects the vesting of the award. If the accelerated pro forma expense recognition had occurred prior to January 1, 2006, the share-based compensation expense for the three and nine-month periods ended September 30, 2007, would have been lower by $0.1 million and $0.4 million, respectively, and for the same periods of 2006, would have been lower by $0.2 million and $0.9 million, respectively.
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

          The fair value of each option granted to employees and nonemployee directors during the nine months ended September 30, 2007 and 2006, was estimated on the date of grant using a Black-Scholes option valuation model. Those assumptions along with other data regarding the Company’s stock options for the three and nine months ended September 30, 2007, and 2006, are noted in the following table:

	Three Months	Three Months	Nine Months	Nine Months
Assumptions for options	Ended	Ended	Ended	Ended
granted to employees and	September 30,	September	September 30,	September 30,
nonemployee directors	2007	30, 2006	2007	2006

Expected volatility	24.61-25.71%	26.79-26.83%	24.95-26.52%	26.83-27.34%
Expected dividends	1.00%	1.00%	1.00%	1.00%
Expected term (in years)	5.75-6.25	5.25-6.00	5.75-6.25	5.25-6.00
Risk-free rate	4.31-4.61%	4.66-4.71%	4.31-4.91%	4.37-5.07%

Weighted-average volatility	25.51%	26.80%	25.45%	27.33%
Weighted-average term (in years)	6.16	5.45	5.94	5.74
Weighted-average risk-free rate	4.46%	4.67%	4.60%	4.70%
Weighted-average grant date fair value	$15.64	$11.14	$14.89	$12.55

	Three Months		Nine Months	Nine Months
	Ended	Three Months	Ended	Ended
	September 30,	Ended September	September 30,	September 30,
Other data	2007	30, 2006	2007	2006

Options granted	18,831	2,040	177,441	301,153

Weighted average exercise price for options granted	$50.34	$36.49	$48.38	$39.49
          As of September 30, 2007, there was $3.5 million of total unrecognized compensation cost related to options granted under the SIPs. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 2.2 years. The weighted-average exercise price and weighted-average remaining contractual term for outstanding stock options as of September 30, 2007, was $38.35 and 6.51 years, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2007, and 2006, was $1.4 million and $0.5 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2007, and 2006, was $5.5 million and $2.4 million, respectively.
Nonvested Share Awards
          The Company’s nonvested share awards generally vest over four or five years on either a monthly or annual basis. Compensation expense is recognized on a straight-line basis using the market price on the date of grant as the awards vest. For the nine months ended September 30, 2007, and 2006, the number of nonvested share awards granted was 113,233 and 89,482 shares, respectively, and the weighted-average grant date fair value was $46.33 and $38.59, respectively. The total fair value of share awards vested during the nine months ended September 30, 2007, and 2006, was $0.6 million and $0.1 million, respectively. There were no nonvested share awards granted during the three months ended September 30, 2007. For the three months ended September 30, 2006, the number of nonvested share awards granted was 10,000 shares and the weighted average grant date fair value was $36.30. The total fair value of share awards vested during the three months ended September 30, 2007, and 2006, was $0.1 million and less than $0.1 million, respectively. As of September 30, 2007, there was $6.7 million of total unrecognized compensation cost related to nonvested share awards granted under the SIPs. This aggregate unrecognized cost for nonvested share awards is expected to be recognized over a weighted-average period of 2.8 years.
Deferred Stock Units
          Deferred stock units granted to employees vest annually over a three-year period and are convertible to shares of common stock, subsequent to their termination of employment. Deferred stock units granted to nonemployee directors vest immediately upon grant and are convertible into shares of common stock subsequent to the directors’ termination of service. For the nine months ended September 30, 2007, the number of deferred stock units granted to employee and nonemployee directors was 21,667 and 3,532 shares, respectively. For the nine months ended September 30, 2006, the number of deferred stock units granted to employee and nonemployee directors was 18,186 and 5,686 shares, respectively. The total fair value of deferred stock units that vested during each of the nine-month periods ended September 30, 2007, and 2006, was $0.2 million, respectively. As of September 30, 2007, the total unrecognized compensation cost related to deferred stock units granted under the SIPs was $1.3 million. The aggregate unrecognized cost as of September 30, 2007, is expected to be recognized over a weighted-average period of 2.3 years.
Employee Stock Purchase Plan
          The Company’s compensatory Employee Stock Purchase Plan (“ESPP”) provides for the issuance of up to 600,000 shares of newly issued or treasury common stock of Arbitron. The purchase price of the stock to ESPP participants is 85% of the lesser of the fair market value on either the first day or the last day of the applicable three-month offering period. The total amount of compensation expense recognized for ESPP share-based arrangements was $0.1 million for each of the three-month periods ended September 30, 2007, and 2006. The number of ESPP shares issued during the three months ended September 30, 2007, and 2006, was 9,117 and 10,304 shares, respectively. The total amount of compensation expense recognized for ESPP share-based arrangements for each of the nine-month periods ended September 30, 2007, and 2006 was $0.2 million, respectively. The number of ESPP shares issued during the nine months ended September 30, 2007, and 2006, was 26,494 and 30,050 shares, respectively.
14. Concentration of Credit Risk
          Arbitron’s quantitative radio audience measurement service and related software sales, which are primarily provided to radio broadcasters, accounted for approximately 92% and 94% of the Company’s revenue for the three months ended September 30, 2007, and 2006, and 88% and 89% of the Company’s revenue for the nine months ended September 30, 2007 and 2006, respectively. Arbitron had one customer that individually represented 19% of its revenue for the year ended December 31, 2006. Arbitron routinely assesses the financial strength of its customers and has experienced only nominal losses on its trade accounts receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion should be read in conjunction with Arbitron’s consolidated financial statements and the notes thereto in this Quarterly Report on Form 10-Q.
Forward-Looking Statements
          This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron Inc. and its subsidiaries (“we,” “our,” “Arbitron” or the “Company”) in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology, are forward-looking statements based on current expectations about future events, which Arbitron has derived from information currently available to it. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied by such forward-looking statements. These risks and uncertainties include, in no particular order, whether we will be able to:
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

Arbitron currently provides four main services:
•	measuring radio audiences in local markets in the United States;

•	measuring national radio audiences and the audience size and composition of network radio programs and commercials;

•	providing application software used for accessing and analyzing media audience and marketing information data; and

•	providing consumer, shopping and media usage information services to radio, cable television, advertising agencies, advertisers, retailers, out-of-home media, online media and, through its Scarborough Research joint venture with The Nielsen Company, broadcast television and print media industries.
          In addition, Arbitron licenses its PPM technology to a number of international media information services companies for use in the measurement of both radio and television audiences.
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
          On June 26, 2007, Arbitron entered into a new multi-year agreement with Clear Channel to provide PPM radio ratings and other related services to Clear Channel’s 268 radio stations located in the 46 markets in which Clear Channel operates out of the 50 markets identified in the Company’s previously announced PPM roll-out plan (we refer to the 46 markets in which Clear Channel operates that are included in the PPM roll-out plan, collectively, as the “Clear Channel PPM Markets”). Pursuant to the terms of the agreement, Arbitron will provide Clear Channel with PPM ratings services, as and when the new audience ratings technology is deployed in the Clear Channel PPM Markets. Until such time as the PPM ratings technology is deployed in a particular market, the Company will continue to provide Clear Channel with its diary-based ratings services in that market. As the PPM ratings technology is deployed in a particular market, the diary-based ratings agreement will lapse and the new agreement will become applicable to such market. The new agreement also extends the diary-based ratings agreement in the Clear Channel PPM Markets that do not enter into PPM measurement prior to December 31, 2008 until such time as the PPM service is commercialized in those markets, but not later than December 31, 2011. The existing agreement between the Company and Clear Channel for diary-based ratings in markets outside of the Clear Channel PPM Markets was not amended by the new agreement and is currently scheduled to expire December 31, 2008. On February 9, 2007, The Media Audit/Ipsos announced that they would receive funding from a number of broadcasters, including Clear Channel, to test a competing electronic radio ratings system in the Houston market.
          Arbitron’s quantitative radio audience measurement business and related software sales accounted for approximately 92% and 88% of its revenue for the three and nine months ended September 30, 2007, respectively. The Company expects that for the year ended December 31, 2007, Arbitron’s quantitative radio audience measurement business and related software sales will account for approximately 85% of its revenue, which is consistent with historic annual trends. Quarterly fluctuations in this percentage are reflective of the seasonal delivery schedule of the Company’s radio audience measurement business.

          Electronic Measurement Initiatives. Arbitron has begun execution of its plan to progressively roll out its PPM ratings service to the top 50 radio markets by the end of 2010. Measurement by the PPM service began in pilot mode in Houston in June 2005. In January 2007, the Houston PPM ratings data was accredited by the Media Rating Council (“MRC”). In July 2007, the PPM service was commercialized and replaced the diary-based service as the currency for the purchase and sale of radio advertising in Houston.
          The Philadelphia PPM radio measurement service has been audited by the MRC. The PPM service in Philadelphia was commercialized on the basis of the completion of this audit, the sharing of the audit results with the MRC’s audit committee, and the completion of a two-month pre-currency period, the purpose of which is to provide training and support during the market’s transition to electronic measurement. The PPM service in Philadelphia replaced the diary service as the currency for the purchase and sale of radio advertising in April 2007. The Philadelphia PPM service is not yet accredited by the MRC. Arbitron continues to work with the MRC on the process of obtaining accreditation of the Philadelphia PPM service.
          The New York, Middlesex-Somerset-Union, and Nassau-Suffolk PPM markets are currently in the two-month PPM pre-currency period. The MRC has completed an audit for the PPM service in the these markets, however, the audit results have not yet been shared with the MRC audit committee. The PPM service in these markets are not yet accredited by the MRC.
          Significant progress has been made in recruiting panels for the Los Angeles, Riverside-San Bernardino, and Chicago markets and panel recruitment has just begun for the Dallas-Ft Worth, San Francisco, and San Jose markets. Commercialization of the remaining top 50 radio markets by the end of 2010 remains on schedule with Arbitron’s previously announced rollout plan.
          Currently, approximately 32,000 panelists have been installed worldwide for PPM-supported services, including Arbitron’s U.S. PPM radio ratings service, international media ratings services maintained by licensees of our PPM technology, and through Project Apollo LLC (“Project Apollo”), a limited liability company jointly owned with Nielsen Media Research, Inc. to explore the feasibility of the commercialization of a national marketing service panel.
          Commercialization of the PPM radio rating service and exploration of other strategic applications of the PPM technology, including the Project Apollo national marketing pilot panel service, has required and will continue to require a substantial financial investment. Arbitron believes that during the PPM rollout period its costs and expenses will increase and substantial capital expenditures will be required. In addition, the management of Arbitron expects that, if the decision to commercialize the Project Apollo national marketing panel service is made, Arbitron’s expenses will increase as a result of continued deployment costs associated with the Project Apollo national marketing panel service and the strategic development of its electronic ratings business. On October 9, 2007, Arbitron announced that the pilot period for Project Apollo had been extended into the first quarter of 2008.
          Arbitron believes that, while commercialization of the PPM ratings service and other strategic applications of the PPM technology will have a near-term negative impact on its results of operations, which impact likely will be material, its operating margins can be restored following the completion of the PPM transition process in the top 50 radio markets, although there can be no assurance that this will be the case.
          One of Arbitron’s key strategic objectives is to expand its information services to a broader range of media types, including broadcast television, cable, out-of-home/retail media, satellite radio and television, Internet broadcasts and mobile media. On July 23, 2007, the MRC accredited the average-quarter-hour, time-period television ratings data produced by the PPM ratings service in Houston.
          Response Rates. Arbitron must achieve response rates sufficient to maintain confidence in its ratings, the support of the industry and accreditation by the Media Rating Council. Consistent with general industry trends, overall response rates have declined over the past several years, and it has become increasingly difficult and more costly for the Company to obtain consent from persons to participate in its surveys.
          Arbitron has committed extensive efforts and resources to address the decline of response rates and to maintain sample proportionality, including a comprehensive set of initiatives to bolster response rates and improve sample proportionality among African-American, Hispanic, and young male respondents in Arbitron’s diary-based markets. These initiatives include providing for increases in cash incentives and other survey treatments. The most significant response rate initiatives in 2007 include the completion of the rollout of the 2006 response rate and proportionality action plan and the opening of a third Arbitron owned and operated interviewing center during the first quarter of 2007. Arbitron’s experience is that the internal interviewing centers outperform the outsourced calling center vendors that they replace. Management believes that significant additional expenditures will be required in the future with respect to response rates and the sample proportionality initiatives discussed below.
          Sample Proportionality. Another measure often used by clients to assess quality in Arbitron’s surveys is sample proportionality, which refers to how well the distribution of the sample for any individual survey matches the distribution of the population in the market. In recent years, Arbitron’s ability to deliver survey samples of young adults that match the percentage of this demographic group in the total population has deteriorated, caused in part by the trend among some households to disconnect their landline phones, effectively removing these households from the Arbitron sample frame. Management believes that recruiting mobile phone-only households will lead to increased costs.
          PPM Service. As the PPM service is rolled out, Arbitron’s management expects to incur new challenges in the operation of an electronic measurement service, as well as challenges similar to those faced in the Company’s diary-based service; including response rate and sample proportionality. Arbitron also expects that additional measures to address these challenges will be implemented and require expenditures incremental to those required for its diary-based service. On August 31, 2007, Arbitron announced new initiatives to address PPM panel issues experienced in both the Houston and Philadelphia markets. A sample target guarantee initiative is being discussed with representatives of the radio industry to address customer concerns regarding panel management and provide additional accountability for sample size targets under the PPM system.
Stock Repurchase
          On November 16, 2006, Arbitron announced that its Board of Directors authorized a program to repurchase up to $100.0 million of its outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of two years through December 31, 2008. As of October 19, 2007, the program was completed with 2,093,500 shares being repurchased for an aggregate purchase price of approximately $100.0 million.
Pennsylvania Sales Tax Assessment
          During 2005, the Pennsylvania Department of Revenue concluded a sales tax audit of the Company and notified the Company of an assessment of $3.6 million, including outstanding sales tax and accumulated interest since 2001. Since 2005, the assessment has increased due to additional interest to $4.0 million as of September 30, 2007.

          Currently, the Company continues to contest the assessment in its entirety. Consistent with the findings of a previous Pennsylvania sales tax audit of the Company, the Company contends that it continues to provide nontaxable services to its Pennsylvania customers and intends to vigorously defend this position during the appeals process. The Commonwealth of Pennsylvania has denied the Company’s administrative appeals, and the dispute was submitted to the Commonwealth Court of Pennsylvania for consideration. Currently, the Company is discussing settlement options with the Office of Attorney General in an effort to avoid protracted litigation and the related costs and has offered to settle the disputed matter. As of November 1, 2007, the Office of Attorney General had only responded to a portion of the Company’s offer. Given the nature of this uncertainty, and the pending settlement offer, $0.5 million was recognized during the second quarter of 2007, in accordance with SFAS No. 5 “Accounting for Contingencies.”

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
Critical Accounting Policies and Estimates
          Critical accounting policies and estimates are those that are both important to the presentation of Arbitron’s financial position and results of operations, and require management’s most difficult, complex and/or subjective judgments.
          Arbitron capitalizes software development costs with respect to significant internal-use software initiatives or enhancements in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The costs are capitalized from the time that the preliminary project stage is completed and management considers it probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are amortized over periods of three to five years. Management performs an assessment quarterly to determine if it is probable that all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value. As of September 30, 2007, and December 31, 2006, Arbitron’s capitalized software developed for internal use had carrying amounts of $19.9 million and $19.3 million, respectively, including $9.4 million and $9.0 million, respectively, of software related to the PPM service.
          Arbitron uses the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Management must make assumptions, judgments and estimates to determine the current provision for income taxes and also deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Assumptions, judgments, and estimates relative to the current provision for income taxes take into account current tax laws, interpretations of current tax laws and possible outcomes of current and future audits conducted by domestic and foreign tax authorities. Changes in tax laws or interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in the consolidated financial statements. Assumptions, judgments and estimates relative to the value of a deferred tax asset take into account forecasts of the amount and nature of future taxable income. Actual operating results and the underlying amount and nature of income in future years could render current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause actual income tax obligations to differ from estimates, thus impacting Arbitron’s financial position and results of operations.

Results of Operations
Comparison of the Three Months Ended September 30, 2007 to the Three Months Ended September 30, 2006
          The following table sets forth information with respect to the consolidated statements of income of Arbitron:
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Increase		Percentage of
	September 30,		(Decrease)		Revenue
	2007	2006	Dollars	Percent	2007	2006
Revenue	$96,515	$90,714	$5,801	6.4%	100.0%	100.0%
Costs and expenses
Cost of revenue	37,202	26,775	10,427	38.9%	38.5%	29.5%
Selling, general and administrative	19,228	18,665	563	3.0%	19.9%	20.6%
Research and development	9,659	11,340	(1,681)	(14.8%)	10.0%	12.5%

Total costs and expenses	66,089	56,780	9,309	16.4%	68.5%	62.6%

Operating income	30,426	33,934	(3,508)	(10.3%)	31.5%	37.4%
Equity in net loss of affiliates	(3,263)	(1,827)	(1,436)	78.6%	(3.4%)	(2.0%)

Income before interest and income tax expense	27,163	32,107	(4,944)	(15.4%)	28.1%	35.4%
Interest income	586	723	(137)	(18.9%)	0.6%	0.8%
Interest expense	95	1,061	(966)	(91.0%)	0.1%	1.2%

Income before income tax expense	27,654	31,769	(4,115)	(13.0%)	28.7%	35.0%
Income tax expense	10,434	11,579	(1,145)	(9.9%)	10.8%	12.8%

Net income	$17,220	$20,190	$(2,970)	(14.7%)	17.8%	22.3%

Net income per weighted-average common share
Basic	$0.58	$0.69	$(0.11)	(15.9%)
Diluted	$0.58	$0.69	$(0.11)	(15.9%)

Cash dividends declared per common share	$0.10	$0.10	$—

Other data:

EBIT (1)	$27,163	$32,107	$(4,944)	(15.4%)
EBITDA (1)	$30,467	$34,609	$(4,142)	(12.0%)

EBIT and EBITDA Reconciliation (1)
Net income	$17,220	$20,190	$(2,970)
Income tax expense	10,434	11,579	(1,145)
Interest income	(586)	(723)	(137)
Interest expense	95	1,061	(966)

EBIT (1)	27,163	32,107	(4,944)
Depreciation and amortization	3,304	2,502	802

EBITDA (1)	$30,467	$34,609	$(4,142)

(1)	EBIT (earnings before interest and income taxes) and EBITDA (earnings before interest, income taxes, depreciation and amortization) are non-GAAP financial measures that the management of Arbitron believes are useful to investors in evaluating Arbitron’s results. For further discussion of these non-GAAP financial measures, see paragraph below entitled “EBIT and EBITDA” of this quarterly report.

          Revenue. Revenue increased 6.4% for the three months ended September 30, 2007, as compared to the same period in 2006, due primarily to $3.0 million of increases related to the radio ratings subscriber base, contract renewals, and price escalations in multiyear customer contracts for Arbitron’s quantitative data license revenue, a $1.6 million increase in PPM International revenues, and a $1.5 million increase in Continental Research qualitative data revenues for the three months ended September 30, 2007, as compared to the same period of 2006.
          Cost of Revenue. Cost of revenue increased by 38.9% for the three months ended September 30, 2007, as compared to the same period in 2006. The increase in cost of revenue was primarily attributable to an $10.3 million increase in Arbitron’s quantitative, qualitative and software application services, which was comprised substantially of a $6.1 million increase in PPM rollout costs largely associated with the management and recruitment of the PPM panels for the Philadelphia, New York, Los Angeles, and Chicago markets; a $2.5 million increase in expenses associated with PPM ratings costs that were classified as research and development in 2006 and as cost of revenue in 2007; a $1.2 million increase in diary data collection and processing costs; and a $1.0 million increase associated with response rate initiatives. Additionally, Continental Research cost of revenues increased by $1.0 million and PPM International cost of revenues increased by $1.0 million for the three months ended September 30, 2007, as compared to the same period of 2006. These increases were partially offset by a $1.8 million decrease in national marketing pilot panel costs, which due to the formation of Project Apollo in February 2007, are now being expensed directly by the affiliate. Arbitron records its share of the Project Apollo LLC’s net operating results through the equity in net income of affiliates line of the Company’s consolidated income statement. The management of Arbitron expects that Arbitron’s cost of revenue will continue to increase as a result of its efforts to commercialize the PPM ratings service and support the rollout of this service over the next two to three years.
          Selling, General and Administrative. Selling, general and administrative expenses increased by 3.0% for the three months ended September 30, 2007, as compared to the same period in 2006. The increase in selling, general and administrative expenses was due largely to a $0.6 million increase in sales and marketing costs, which resulted primarily from PPM initiatives.
          Research and Development. Research and development expenses decreased 14.8% during the three months ended September 30, 2007, as compared to the same period in 2006. The decrease in research and development expenses resulted primarily from a $2.5 million decrease in expenses associated with PPM ratings costs that were classified as research and development in 2006 and as cost of revenue in 2007, partially offset by a $0.6 million increase in expenses associated with Arbitron’s continued development of the next generation of its client software.
          Equity in Net Loss of Affiliates. Equity in net loss of affiliates (relating collectively to Arbitron’s Scarborough joint venture and jointly-owned Project Apollo) increased by 78.6% for the three months ended September 30, 2007, as compared to the same period in 2006, due primarily to the formalization of Project Apollo in February 2007. The purpose of Project Apollo is to complete the development and testing of the Project Apollo marketing research service and the expansion of the pilot panel to a full national service if the test results meet expectations and generate marketplace support. The pilot period for Project Apollo has been extended into the first quarter of 2008. Arbitron’s share of the Project Apollo affiliate loss was $1.2 million and its share of Scarborough’s loss increased by $0.2 million for the three months ended September 30, 2007, as compared to the same period of 2006. Arbitron’s management expects that Arbitron’s equity share in net income (loss) of affiliates will continue to be adversely impacted due to the costs incurred during the testing of the national marketing research service. If the decision is made to commercialize the national marketing panel service, there will be significant costs incurred to increase the size of the panel to a commercial level. These cost increases will be incurred in advance of receiving expected revenue from the service.
          Interest Income. Interest income decreased 18.9% during the three months ended September 30, 2007, as compared to the same period in 2006 due to lower average cash and short-term investment balances.
          Interest Expense. Interest expense decreased 91.0% for the three months ended September 30, 2007, as compared to the same period in 2006, due to Arbitron’s prepayment of its $50.0 million senior-secured notes obligation on October 18, 2006.

          Income Tax Expense. The income tax rate for the three months ended September 30, 2007 was 37.7% as compared to 36.4% for the same period of 2006.
          Net Income. Net income decreased 14.7% for the three months ended September 30, 2007, as compared to the same period in 2006, due primarily to planned expenses required to build Arbitron’s PPM rollout panels for the Philadelphia, New York, Chicago, and Los Angeles markets, and to support the strategic development of Arbitron’s PPM ratings business.
          EBIT and EBITDA. Arbitron’s management believes that presenting EBIT and EBITDA, both non-GAAP financial measures, as supplemental information helps investors, analysts, and others, if they so choose, in understanding and evaluating Arbitron’s operating performance in some of the same manners that management does because EBIT and EBITDA exclude certain items that are not directly related to Arbitron’s core operating performance. Arbitron’s management references these non-GAAP financial measures in assessing current performance and making decisions about internal budgets, resource allocation and financial goals. EBIT is calculated by deducting net interest income from net income and adding back income tax expense to net income. EBITDA is calculated by deducting net interest income from net income and adding back income tax expense, and depreciation and amortization to net income. EBIT and EBITDA should not be considered substitutes either for net income, as indicators of Arbitron’s operating performance, or for cash flow, as measures of Arbitron’s liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. EBIT decreased 15.4% and EBITDA decreased 12.0% for the three months ended September 30, 2007, as compared to the same period in 2006, due primarily to planned expenses required to build Arbitron’s PPM rollout panels for the Philadelphia, New York, Chicago, and Los Angeles markets, and to support the strategic development of Arbitron’s PPM ratings business.

Comparison of the Nine Months Ended September 30, 2007 to the Nine Months Ended September 30, 2006
          The following table sets forth information with respect to the consolidated statements of income of Arbitron:
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(unaudited)

	Nine Months Ended		Increase		Percentage of
	September 30,		(Decrease)		Revenue
	2007	2006	Dollars	Percent	2007	2006
Revenue	$267,339	$249,967	$17,372	6.9%	100.0%	100.0%
Costs and expenses
Cost of revenue	115,920	87,714	28,206	32.2%	43.4%	35.1%
Selling, general and administrative	60,046	58,678	1,368	2.3%	22.5%	23.5%
Research and development	32,226	31,352	874	2.8%	12.1%	12.5%

Total costs and expenses	208,192	177,744	30,448	17.1%	77.9%	71.1%

Operating income	59,147	72,223	(13,076)	(18.1%)	22.1%	28.9%
Equity in net (loss) income of affiliates	(1,930)	851	(2,781)		(0.7%)	0.3%

Income before interest and income tax expense	57,217	73,074	(15,857)	(21.7%)	21.4%	29.2%
Interest income	1,837	2,539	(702)	(27.6%)	0.7%	1.0%
Interest expense	286	2,941	(2,655)	(90.3%)	0.1%	1.2%

Income before income tax expense	58,768	72,672	(13,904)	(19.1%)	22.0%	29.1%
Income tax expense	22,265	26,936	(4,671)	(17.3%)	8.3%	10.8%

Net income	$36,503	$45,736	$(9,233)	(20.2%)	13.7%	18.3%

Net income per weighted-average common share
Basic	$1.23	$1.52	$(0.29)	(19.1%)
Diluted	$1.21	$1.51	$(0.30)	(19.9%)

Cash dividends declared per common share	$0.30	$0.30	$—

Other data:

EBIT (1)	$57,217	$73,074	$(15,857)	(21.7%)
EBITDA (1)	$65,914	$79,933	$(14,019)	(17.5%)

EBIT and EBITDA Reconciliation (1)
Net income	$36,503	$45,736	$(9,233)
Income tax expense	22,265	26,936	(4,671)
Interest income	(1,837)	(2,539)	(702)
Interest expense	286	2,941	(2,655)

EBIT (1)	57,217	73,074	(15,857)
Depreciation and amortization	8,697	6,859	1,838

EBITDA (1)	$65,914	$79,933	$(14,019)

(1)	EBIT (earnings before interest and income taxes) and EBITDA (earnings before interest, income taxes, depreciation and amortization) are non-GAAP financial measures that the management of Arbitron believes are useful to investors in evaluating Arbitron’s results. For further discussion of these non-GAAP financial measures, see paragraph below entitled “EBIT and EBITDA” of this quarterly report.

          Revenue. Revenue increased 6.9% for the nine months ended September 30, 2007, as compared to the same period in 2006, due primarily to $10.8 million of increases related to the radio ratings subscriber base, contract renewals, and price escalations in multiyear customer contracts for Arbitron’s quantitative data license revenue, a $2.6 million increase in Scarborough revenue resulting from increased volume of business, a $2.3 million increase in Continental Research revenue, and a $2.0 million increase in PPM International revenue.
          Cost of Revenue. Cost of revenue increased by 32.2% for the nine months ended September 30, 2007, as compared to the same period in 2006. The increase in cost of revenue was primarily attributable to a $29.5 million increase in Arbitron’s quantitative, qualitative and software application services, which was comprised substantially of a $14.2 million increase in PPM rollout costs largely associated with the management and recruitment of the PPM panels for the Philadelphia, New York, Los Angeles, and Chicago markets; a $6.1 million increase in expenses associated with PPM ratings costs that were classified as research and development in 2006 and as cost of revenue in 2007; a $2.3 million increase in diary data collection and processing costs; a $3.2 million increase associated with response rate initiatives; a $1.5 million increase due to operating costs associated with the opening of a third participant interviewing center during the first quarter of 2007; a $0.9 million increase associated with computer center costs and a $1.6 million increase in royalties, substantially associated with our Scarborough affiliate. Additionally, Continental Research cost of revenues increased by $2.0 million and PPM International cost of revenues increased by $1.1 million for the nine months ended September 30, 2007, as compared to the same period of 2006. These increases were partially offset by a $4.5 million decrease in national marketing pilot panel costs, which due to the formation of Project Apollo in February 2007, are now being expensed directly by the affiliate. Arbitron records its share of the Project Apollo LLC’s net operating results through the equity in net income of affiliates line of the Company’s consolidated income statement. The management of Arbitron expects that Arbitron’s cost of revenue will continue to increase as a result of its efforts to commercialize the PPM ratings service and support the rollout of this service over the next two to three years.
          Selling, General and Administrative. Selling, general and administrative expenses increased by 2.3% for the nine months ended September 30, 2007, as compared to the same period in 2006. The increase in selling, general and administrative expenses was due primarily to a $1.3 million increase in expenses for merger and acquisition advisory services incurred during the nine months ended September 30, 2007; a $1.1 million increase in expenses and amortization related to the Company’s accounts receivable and contract management system that was implemented during the second quarter of 2006, and a $0.5 million increase related to the accrual of estimated settlement costs associated with a Pennsylvania sales tax assessment; partially offset by a $0.8 million decrease associated with lower incentive plan expenses and $0.6 million in internally developed software impairment charges expensed during 2006 related to Nielsen Media Research Inc.’s election not to join Arbitron in the commercial deployment of the PPM system.
          Research and Development. Research and development expenses increased 2.8% during the nine months ended September 30, 2007, as compared to the same period in 2006. The increase in research and development expenses resulted primarily from a $3.2 million increase in expenses associated with Arbitron’s continued development of the next generation of its client software, a $2.2 million increase related to applications and infrastructure to support the PPM service, and a $1.2 million increase in expenses to support the Company’s diary rating service. These increases were substantially offset by a $6.1 million decrease in expenses associated with PPM ratings costs that were classified as research and development in 2006 and as cost of revenue in 2007.
          Equity in net income (loss) of affiliates. Equity in net income (loss) of affiliates (relating collectively to Arbitron’s Scarborough joint venture and jointly-owned Project Apollo) decreased from $0.9 million in income for the nine months ended September 30, 2006 to a $1.9 million loss for the nine months ended September 30, 2007 due to the formalization of Project Apollo occurred during February 2007. The purpose of Project Apollo is to complete the development and testing of the Project Apollo marketing research service and the expansion of the pilot panel to a full national service if the test results meet expectations and generate marketplace support. The pilot period for Project Apollo has been extended into the first quarter of 2008. Arbitron’s $3.0 million share of the Project Apollo loss for the nine months ended September 30, 2007, is the primary cause of the $2.8 million decrease in the equity in net income (loss) of affiliates for the nine months ended September 30, 2007, as compared to the same period of 2006. Arbitron expects that its equity in net income (loss) of affiliates will continue to be adversely impacted due to the costs incurred during the testing of the national marketing research service. If the decision is made to commercialize the national marketing panel service, there will be significant costs incurred to increase the size of the panel to a commercial level. These cost increases will be incurred in advance of receiving expected revenue from the service.
          Interest Income. Interest income decreased 27.6% during the nine months ended September 30, 2007, as compared to the same period in 2006 due to lower average cash and short-term investment balances, which were partially offset by higher interest rates.
          Interest Expense. Interest expense decreased 90.3% for the nine months ended September 30, 2007, as compared to the same period in 2006, due to Arbitron’s prepayment of its $50.0 million senior-secured notes obligation on October 18, 2006. Due to a $35.0 million borrowing under the Company’s credit facility in October 2007, Arbitron expects interest expense for the fourth quarter of 2007 to increase as compared to the same period of 2006.
          Income Tax Expense. The income tax rate for the nine months ended September 30, 2007 was 37.9% as compared to 37.1% for the same period of 2006. The effective tax rate, excluding certain immaterial discrete items, was increased from 37.1% for the nine months ended September 30, 2006 to 37.8% for the nine months ended September 30, 2007 to reflect the increase in certain nondeductible expenses and a decrease in tax-exempt interest income.
          Net Income. Net income decreased 20.2% for the nine months ended September 30, 2007, as compared to the same period in 2006, due primarily to planned expenses required to build Arbitron’s PPM rollout panels for the Philadelphia, New York, Chicago, and Los Angeles markets, and to support the strategic development of Arbitron’s PPM ratings business. Incremental expenses incurred in support of Arbitron’s diary ratings service also contributed to the decrease in net income, partially offset by a decrease in interest expense due to Arbitron’s prepayment of its senior-secured notes obligation on October 18, 2006.
          EBIT and EBITDA. Arbitron’s management believes that presenting EBIT and EBITDA, both non-GAAP financial measures, as supplemental information helps investors, analysts, and others, if they so choose, in understanding and evaluating Arbitron’s operating performance in some of the same manners that management does because EBIT and EBITDA exclude certain items that are not directly related to Arbitron’s core operating performance. Arbitron’s management references these non-GAAP financial measures in assessing current performance and making decisions about internal budgets, resource allocation and financial goals. EBIT is calculated by deducting net interest income from net income and adding back income tax expense to net income. EBITDA is calculated by deducting net interest income from net income and adding back income tax expense, and depreciation and amortization to net income. EBIT and EBITDA should not be considered substitutes either for net income, as indicators of Arbitron’s operating performance, or for cash flow, as measures of Arbitron’s liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. EBIT decreased 21.7% and EBITDA decreased 17.5% for the nine months ended September 30, 2007, as compared to the same period in 2006 due primarily to planned expenses required to build Arbitron’s PPM rollout panels for the Philadelphia, New York, Chicago, and Los Angeles markets, and to support Arbitron’s diary and PPM ratings services.

Liquidity and Capital Resources
          Working capital was ($28.3) million and ($4.6) million as of September 30, 2007, and December 31, 2006, respectively. Excluding the deferred revenue liability, which does not require a significant additional cash outlay by Arbitron, working capital was $30.1 million and $62.3 million as of September 30, 2007, and December 31, 2006, respectively. Cash and cash equivalents were $18.7 million and $33.6 million as of September 30, 2007, and December 31, 2006, respectively. In addition, short-term investments were $8.2 million and $27.6 million as of September 30, 2007, and December 31, 2006, respectively. Management expects that Arbitron’s cash position, along with these readily convertible assets, as of September 30, 2007, cash flow generated from operations, and its available revolving credit facility will be sufficient to support Arbitron’s operations for the foreseeable future.
          Net cash provided by operating activities was $40.4 million and $49.1 million for the nine months ended September 30, 2007, and 2006, respectively. The $8.7 million decrease in net cash provided by operating activities was mainly attributable to a $9.2 million decrease in net income resulting primarily from planned costs required to build Arbitron’s PPM panels for the commercialization rollout of the PPM service, a $6.7 million change in accrued expenses and other current liabilities, and a $2.4 million decrease in the change in deferred revenue. The $6.7 million decrease in the change in accrued expenses and other current liabilities resulted primarily from the timing of $4.7 million in expenditures for accrued payroll and benefit costs for the nine months ended September 30, 2007, as compared to the same period of 2006 and a $2.2 million fluctuation associated with the formation of Project Apollo during the nine months ended September 30, 2007. The decreases in cash previously mentioned were partially offset by a $6.1 million increase due to prior year net purchases of $3.7 million in PPM international inventory as compared to a $2.4 million reduction in PPM international inventory during 2007. Further offsets to the decreases in cash outflow resulted from a $2.8 million change in the equity in net (income) loss from affiliates, which was driven primarily by a $3.0 million loss associated with Project Apollo implementation, and a $1.8 million net increase in depreciation and amortization, which was due to increased capitalization of PPM equipment and related software, as well as software related to the accounts receivable and contract management system implemented during the second quarter of 2006.
          Net cash provided by investing activities was $2.1 million and $13.5 million for the nine months ended September 30, 2007, and 2006, respectively. The $11.4 million decrease in net cash provided by investing activities was driven primarily by $7.1 million in decreased net sales of variable-rate demand notes issued by municipal government agencies and auction-rate securities for the nine months ended September 30, 2007, as compared to the same period of 2006. A substantial portion of the $7.1 million decrease in proceeds from the net sales of these short-term investments is related to the timing of stock repurchases under the Company’s outstanding stock repurchase programs for both 2007 and 2006. During the nine months ended September 30, 2006, short-term investments were sold in support of the completion of the Company’s then outstanding $70.0 million stock repurchase program. During the nine months ended September 30, 2007, $65.0 million in stock repurchase expenditures were made under the Company’s current stock repurchase program, which authorized an aggregate purchase of $100.0 million of Company shares over a two year period ending December 31, 2008. Increased capital spending of $2.2 million, related primarily to purchases of computer equipment for the nine months ended September 30, 2007, as compared to the same period of 2006, and a $2.1 million investment in the Project Apollo affiliate during the nine months ended September 30, 2007 also contributed to the decrease in the net cash provided by investing activities.
          Net cash used in financing activities was $57.5 million and $70.7 million for the nine months ended September 30, 2007 and 2006, respectively. The $13.2 million fluctuation in financing activities was largely due to a $6.9 million increase in proceeds received from stock option exercises, which was the result of higher average stock prices, as well as higher average exercise prices for the nine months ended September 30, 2007, as compared to the same period of 2006. A $1.1 million increase in tax benefits realized from share-based awards was also the result of the increased stock option exercise activity during 2007. The $5.0 million in decreased stock repurchases mentioned above also contributed to the decrease in net cash used in financing activities for the nine months ended September 30, 2007, as compared to the same period of 2006.
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
          Arbitron’s 2006 Credit Facility contains financial terms, covenants and operating restrictions that potentially restrict financial flexibility. Under the terms of the 2006 Credit Facility, Arbitron is required to maintain certain leverage and coverage ratios and meet other financial conditions. The agreement contains certain financial covenants and limits, among other things, Arbitron’s ability to sell assets, incur additional indebtedness, and grant or incur liens on its assets. Under the terms of the 2006 Credit Facility, all of Arbitron’s material domestic subsidiaries, if any, guarantee the commitment. Currently, Arbitron does not have any material domestic subsidiaries as defined under the terms of the 2006 Credit Facility. Although the management of Arbitron does not believe that the terms of its 2006 Credit Facility limit the operation of its business in any material respect, the terms of the 2006 Credit Facility may restrict or prohibit Arbitron’s ability to raise additional debt capital when needed or could prevent Arbitron from investing in other growth initiatives. On October 2, 2007, Arbitron borrowed $35.0 million under the 2006 Credit Facility. On November 2, 2007, Arbitron repaid $23.0 million of the outstanding obligation. Arbitron has been in compliance with the terms of the 2006 Credit Facility since its inception.
          On November 16, 2006, Arbitron announced that its Board of Directors authorized a program to repurchase up to $100.0 million of its outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices through December 31, 2008. As of October 19, 2007, the program was completed with 2,093,500 shares being repurchased for an aggregate purchase price of approximately $100.0 million.
          Commercialization of the PPM radio ratings service and exploration of other strategic applications of the PPM technology, including the national marketing panel service, has required and will continue to require a substantial financial investment. Arbitron believes that during the PPM rollout period its costs and expenses will increase and substantial capital expenditures will be required. In addition, the management of Arbitron expects that, if the decision is made to commercialize the Project Apollo national marketing panel service, Arbitron’s expenses will increase as a result of continued deployment costs associated with the strategic development of its electronic ratings business and the Project Apollo national marketing panel service, which was jointly formed between Arbitron and Nielsen Media Research Inc. in February 2007. The pilot period for Project Apollo has been extended into the first quarter of 2008.
          Arbitron believes that, while commercialization of the PPM ratings service and other strategic applications of the PPM technology, including the possible commercialization of the Project Apollo national marketing panel service, will have a near-term negative impact on its results of operations during the first three to four years of commercialization, which impact likely will be material, its operating margins can be restored following the completion of the PPM transition process in the top 50 radio markets, although there can be no assurance that this will be the case. If a decision is made to commercialize these services, substantial additional expenditures would be incurred during the next few years.
          Arbitron expects to fund the commercialization of the PPM radio ratings service, and the Project Apollo program for the national marketing panel service with its existing cash position and short-term investments, future cash from operations or through the most advantageous source of capital at the time, which may include borrowings under its current credit facility, sales of common and preferred stock and/or joint-venture transactions. Arbitron believes that one or more of these sources of capital will be available to fund its PPM-related cash needs, but there can be no assurance that the external sources of capital will be available on favorable terms, if at all.
Seasonality
          Arbitron recognizes revenue for services over the terms of license agreements as services are delivered, and expenses are recognized as incurred. Arbitron gathers radio-listening data in 302 United States local markets. All markets are measured at least twice per year (April-May-June for the “Spring Survey” and October-November-December for the “Fall Survey”). In addition, all major markets are measured two additional times per year (January-February-March for the “Winter Survey” and July-August-September for the “Summer Survey”). Arbitron’s revenue is generally higher in the first and third quarters as a result of the delivery of the Fall Survey and Spring Survey, respectively, to all markets, compared to revenue in the second and fourth quarters, when delivery of the Winter Survey and Summer Survey, respectively, is only provided to major markets. Arbitron’s expenses are generally higher in the second and fourth quarters as the “Spring Survey” and “Fall Survey” are being conducted. The transition from the diary service to the PPM service in the top 50 markets will have an impact on the seasonality of revenue and costs and expenses. Although revenue in the top 50 markets is recognized ratably over the year in both the diary and PPM services, there will be fluctuations in the depth of the seasonality pattern during the periods of transition between the services in each market. The larger impact on the seasonality pattern is related to the costs and expenses to produce the services. PPM costs and expenses will accelerate six to nine months in advance of the commercialization of each market as the panel is built. These increased costs will be recognized as incurred rather than upon the delivery of a particular quarterly survey, and will vary from the cost pattern associated with the delivery of the diary service.
          Scarborough experiences losses during the first and third quarters of each year because revenue is predominantly recognized in the second and fourth quarters when the substantial majority of services are delivered. Scarborough royalty costs, which are recognized in costs of revenue, are also higher during the second and fourth quarters.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
          The Company holds its cash and cash equivalents in highly liquid securities. The Company also holds short-term investments, which consist of investment grade, highly liquid securities classified as available-for-sale. A hypothetical interest rate change of 1% would have an impact of approximately $0.3 million on interest income over a nine-month period.
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
Changes in Internal Control Over Financial Reporting
          There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          On November 16, 2006, Arbitron announced that its Board of Directors authorized a program to repurchase up to $100.0 million of its outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of two years through December 31, 2008. The following table outlines the stock repurchase activity during the three months ended September 30, 2007.

			Total Number	Maximum Dollar Value
			of Shares Purchased	of Shares That May
	Total Number of	Average Price	as Part of	Yet Be Purchased
	Shares	Paid	Publicly	Under the
Period	Purchased	Per Share	Announced Program	Program
July 1-31	252,200	$49.66	252,200	$82,300,661
August 1-31	404,900	50.68	404,900	61,779,995
September 1-30	738,500	46.92	738,500	27,132,816

Total	1,395,600	$48.50	1,395,600	$27,132,816

ITEM 6. EXHIBITS

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBITRON INC.
By:	/s/ SEAN R. CREAMER
Sean R. Creamer
Executive Vice President of Finance and Planning and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal financial and principal accounting officer)

Date: November 2, 2007