Form 10-K
period 2007-12-31
ARBITRON INC
filed 2008-02-28
CIK 109758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruler 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)..  Yes ☐  No ☑

The aggregate market value of the registrant’s common stock as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter (based upon the closing sale price of Arbitron’s common stock as reported by the New York Stock Exchange on that date), held by nonaffiliates, was approximately $1,521,809,135.

Common stock, par value $0.50 per share, outstanding as of February 15, 2008: 28,312,760 shares

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2008 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2007.

		Page No.

FORWARD-LOOKING STATEMENTS		5

PART 1
ITEM 1.	BUSINESS	6
	Overview	6
	Industry Background and Markets	7
	Portable People Meter	7
	Radio Audience Measurement Services	10
	Radio Market Report and Other Data Services	12
	Local Market Consumer Information Services	13
	National Marketing Research Service — Project Apollo	15
	International Operations	15
	Corporate Strategy	15
	Customers, Sales and Marketing	16
	Competition	17
	Intellectual Property	18
	Research and Development	19
	Governmental Regulation	19
	Employees	20
	Seasonality	20
	Available Information	20
ITEM 1A.	RISK FACTORS	21
	Risk Factors Relating to Our Businesses and the Industry in Which We Operate	21
	Risk Factors Relating to Our Indebtedness	26
	Risk Factors Relating to Owning Our Common Stock	26
ITEM 1B.	UNRESOLVED STAFF COMMENTS	27
ITEM 2.	PROPERTIES	27
ITEM 3.	LEGAL PROCEEDINGS	27
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	28

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	28
ITEM 6.	SELECTED FINANCIAL DATA	29
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	31
	Overview	31
	Stock Repurchases	31
	Pennsylvania Sales Tax Assessment	32
	Discontinued Operation Held for Sale	32
	Subsequent Event — Project Apollo	32
	Critical Accounting Policies and Estimates	32
	Results of Operations	34
	Liquidity and Capital Resources	39
	Off-Balance Sheet Arrangements	42
	New Accounting Pronouncements	42
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	43
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	43
	Off-Balance Sheet Arrangements	42
	New Accounting Pronouncements	42

		Page No.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	43
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	43
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	81
ITEM 9A.	CONTROLS AND PROCEDURES	81
	Evaluation of Disclosure Controls and Procedures	81
	Management’s Report on Internal Control Over Financial Reporting	81
	Changes in Internal Control Over Financial Reporting	81
ITEM 9B.	OTHER INFORMATION	81

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	81
ITEM 11.	EXECUTIVE COMPENSATION	82
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	82
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	82
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	82

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	83
SIGNATURES		86
EX-21
EX-23
EX-24
EX-31.1
EX-31.2
EX-32.1

Arbitron owns or has the rights to various trademarks, trade names or service marks used in its radio audience measurement business and subsidiaries, including the following: the Arbitron name and logo, Arbitrendssm, RetailDirect®, RADAR®, Tapscan®, Tapscan WorldWide®, LocalMotion®, Maximi$er®, Maximi$er® Plus, Arbitron PD Advantage®, SmartPlus®, Arbitron Portable People Metertm, Marketing Resources Plus®, MRPsm, PrintPlus®, MapMAKER Directsm, Media Professionalsm, Media Professional Plussm, Qualitapsm, MediaMastersm, Prospectorsm, and Schedule-Itsm.

The trademarks Windows®, Media Rating Council® and Homescan® referred to in this Annual Report on Form 10-K are the registered trademarks of others.

FORWARD-LOOKING STATEMENTS

In this report, Arbitron Inc. and its subsidiaries may be referred to as “Arbitron”, or the “Company”, or “we”, or “us”, or “our.”

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes,” “plans” or comparable terminology, are forward-looking statements based on current expectations about future events, which we have derived from information currently available to us. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied in such forward-looking statements. These risks and uncertainties include, in no particular order, whether we will be able to:

•	successfully implement the rollout of our Portable People Metertm service;

•	successfully design, recruit and maintain PPM panels that appropriately balance research quality, panel size and operational cost;

•	complete the Media Rating Council audit of our local market PPM ratings services in a timely manner and successfully obtain and/or maintain MRC accreditation for our audience measurement services;

•	renew contracts with large customers as they expire;

•	successfully execute our business strategies, including entering into potential acquisition, joint-venture or other material third-party agreements;

•	effectively manage the impact, if any, of any further ownership shifts in the radio and advertising agency industries;

•	respond to rapidly changing technological needs of our customer base, including creating new proprietary software systems and new customer products and services that meet these needs in a timely manner;

•	successfully manage the impact on our business of any economic downturn, generally, and in the advertising market, in particular;

•	successfully manage the impact on costs of data collection due to lower respondent cooperation in surveys, privacy concerns, consumer trends, technology changes and/or government regulations; and

•	successfully develop and implement technology solutions to measure multimedia and advertising in an increasingly competitive environment.

There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, the factors set forth in “Item 1A. — Risk Factors” in this report, and other factors noted in Management’s Discussion and Analysis of Financial Condition and Results of Operations, particularly those noted under “Critical Accounting Policies and Estimates.”

In addition, any forward-looking statements represent our estimates only as of the day we first filed this annual report with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

PART I

ITEM 1.	BUSINESS

Arbitron Inc., a Delaware corporation, was formerly known as Ceridian Corporation (“Ceridian”). Ceridian was formed in 1957, though its predecessors began operating in 1912. We commenced our audience research business in 1949. Our principal executive offices are located at 142 West 57th Street, New York, New York 10019, and our telephone number is (212) 887-1300.

Overview

We are a leading media and marketing information services firm primarily serving radio, cable television, advertising agencies, advertisers, out-of-home media, online media and, through our Scarborough Research joint venture with The Nielsen Company (“Nielsen”), broadcast television and print media. We currently provide four main services:

•	measuring radio audiences in local markets in the United States;

•	measuring national radio audiences and the size and composition of audiences of network radio programs and commercials;

•	providing software used for accessing and analyzing our media audience and marketing information data; and

•	providing consumer, shopping, and media usage information services to radio, cable television, advertising agencies, advertisers, retailers, out-of-home media, online industries and, through our Scarborough Research joint venture, broadcast television and print media.

We provide radio audience measurement and related services in the United States to radio stations, advertising agencies and advertisers. We estimate the size and demographics of the audiences of radio stations in local markets in the United States and report these estimates and certain related data to our customers. Our customers use the information we provide for advertising transactions in the radio industry. Radio stations use our data to price and sell advertising time, and advertising agencies and advertisers use our data in purchasing advertising time. Our Radio All Dimension Audience Research (“RADAR”) service measures national radio audiences and the size and composition of audiences of network radio programs and commercials.

We also provide software applications that allow our customers to access the estimates resident in our proprietary databases and enable our customers to more effectively analyze and understand that information for sales, management, and programming purposes. Some of our software applications also allow our customers to access data owned by third parties, provided the customers have a separate license to use such third-party data.

In addition to our core radio ratings service, we also provide qualitative measures of consumer demographics, retail behavior and media consumption in local markets throughout the United States. We also provide custom research services to companies that are seeking to demonstrate the value of their advertising propositions. The comScore Arbitron Online Radio Ratings, a service jointly developed by Arbitron and comScore Networks Inc., is a custom service that measures the national audience of online radio networks. We also seek to market our quantitative and qualitative audience and consumer information to customers outside of our traditional base, such as the advertising sales organizations of local cable television companies, national cable television networks and out-of-home media sales organizations.

We have developed an electronic Portable People Meter (“PPM”) system of audience measurement for commercialization in the United States and have licensed our PPM technology to a number of international media information services companies to use in their media audience measurement services in specific countries outside of the United States. See “Item 1. Business — Portable People Meter” below.

Our quantitative radio audience measurement services and related software have historically accounted for a substantial majority of our revenue. The radio audience measurement service and related software revenues represented 79 percent and nine percent, respectively, of our total revenue in both 2007 and 2006. Our revenue from continuing operations from domestic sources and international sources was approximately 99 percent and one percent, respectively, for the years ended December 31, 2007, 2006 and 2005. Additional information regarding revenues by service and by geographical area is provided in Note 20 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Industry Background and Markets

Since 1965, we have delivered to the radio industry reliable and timely radio audience information collected from a representative sample of radio listeners. The presence of credible audience estimates in the radio industry has helped radio stations to price and sell advertising time, and advertising agencies and advertisers to purchase advertising time. The Arbitron ratings have also become a valuable tool for use in radio programming, distribution and scheduling decisions.

The consolidation of radio station ownership in the United States, among other factors, has led to a greater diversity of programming formats. As audiences have become more fragmented, advertisers have increasingly sought to tailor their advertising strategies to target specific demographic groups through specific media. The audience information needs of radio broadcasters, advertising agencies and advertisers have correspondingly become more complex. Increased competition and more complex informational requirements have heightened the need of radio broadcasters for improved information management systems and more sophisticated means to analyze this information. In addition, there is a demand for high-quality radio audience information internationally from the increasing number of commercial, noncommercial and public broadcasters in other countries.

As the importance of reaching niche audiences with targeted marketing strategies increases, broadcasters, publishers, advertising agencies and advertisers increasingly require that information regarding exposure to advertising be provided on a more granular basis and that this information be coupled with more detailed information regarding lifestyles and purchasing behavior. We believe the need to integrate purchase data information with advertising exposure information may create opportunities for innovative approaches to satisfy these information needs.

Portable People Meter

Since 1992, we have pursued a strategy of evolving our data collection business from diaries, which are mostly completed by hand and returned by mail from survey participants, to portable electronic measurement devices, which passively provide measurement services without additional manual effort by the survey participants beyond carrying the meter. We have pursued this strategy to improve quality by taking advantage of new technological capabilities and to address the vast proliferation of media delivery vehicles, both inside and outside of the home.

We have developed our proprietary PPM technology, which is capable of measuring audiences for programming and advertising purposes across multiple media including, among others, broadcast and satellite radio, broadcast, cable and satellite television, Internet, and retail in-store audio and video broadcasts. The PPM meter is a small mobile phone-sized device that survey participants carry throughout the day. The PPM meter automatically detects proprietary codes that are inaudible to the human ear, which broadcasters embed in the audio portion of their programming using technology and encoders we license to the broadcaster. We refer to the embedding of our proprietary codes into the audio portion of broadcasters’ programming as “encoding” the broadcast. These proprietary codes identify the media to which a survey participant is exposed throughout the day without the survey participant having to engage in any recall-based manual recording activities. At the end of each day, the survey participant places the PPM device into a base station that recharges the device and sends the collected codes to Arbitron for tabulation.

We believe there are many advantages to our PPM service. It is simple and easy for respondents to use. It requires no button pushing, recall or other effort by the survey participant to identify and write down channels or radio stations to which they tune. The PPM service can passively detect exposure to encoded media by identifying each source using our unique identification codes. We believe the PPM service will help support the media industry’s increased focus on providing accountability to advertisers for the investments made by advertisers. It will help to shorten the time period between when advertising runs and when audience delivery is reported, and can provide multimedia measurement from the same survey participant. The PPM service also produces high-quality motion and compliance data, which we believe is an advantage that makes the PPM data more accountable to advertisers than other recall-based data collection methods. Because our PPM service panels have larger weekly and monthly samples than our diary service, the audience data has indicated more stable listening trends between survey reports. Also, our PPM technology is able to measure new digital platforms, time-shifted broadcasts, and broadcasts in retail, sports, music and other venues. The PPM technology could potentially be used to measure out-of-home media, print, commercials and entertainment audio, including movies and video games.

Domestic.  We have begun execution of our previously announced plan to roll out progressively our PPM ratings service to the top 50 U.S. radio markets by the end of 2010. We currently use the PPM ratings service to produce ratings in the Houston-Galveston and Philadelphia local markets. In January 2007, following extensive review, the Media Rating Council (“MRC”) accredited the Houston-Galveston PPM methodology. For more information regarding the MRC accreditation, see “Item I. Business — Governmental Regulation.” In June 2007, the MRC also accredited the average-quarter-hour, time-period television ratings data produced by the PPM ratings service in Houston-Galveston. The PPM service in Houston-Galveston is the first and only MRC-accredited portable meter service in the United States, collecting data on radio, local television and cable use from one sample of consumers, at home and away from home. In July 2007, we replaced our diary-based ratings service with our PPM ratings service in Houston-Galveston as the currency for radio advertising transactions.

We are committed to obtaining and maintaining MRC accreditation in each United States local market where we commercialize our PPM service. As we have previously announced, we are also committed to completing the MRC audit of our PPM service, sharing the results of the audit with the MRC PPM audit subcommittee, and producing two months of “pre-currency” demonstration data in each United States local market prior to commercializing our PPM service in that market. On the basis of an MRC audit of the Philadelphia PPM methodology and execution completed in 2007, the sharing of the results of such audit with the MRC’s PPM audit subcommittee, and the completion of a two-month pre-currency period for training and electronic measurement transition, in March 2007, we replaced our diary-based ratings service with our PPM ratings service in Philadelphia as the currency for radio advertising transactions. Following review of the results of the audits and our replies to the MRC’s follow-up queries, the MRC subsequently denied accreditation of the Philadelphia local market PPM ratings service in January 2008.

In 2007 the MRC also completed an audit of the New York local market PPM methodology and execution, and the results of that audit were shared with the MRC PPM audit subcommittee in late 2007. The MRC subsequently denied accreditation of the New York local market PPM ratings service in January 2008.

As of the date of this Annual Report on Form 10-K, and in accordance with standard MRC guidelines, we have begun the process of re-auditing the Philadelphia and New York PPM methodologies and execution and expect to continue to work with the MRC to obtain accreditation of the Philadelphia and New York local market PPM ratings services.

In November 2007, we announced our decision to delay the commercialization of the PPM ratings service in nine additional local markets in order to address feedback regarding the PPM service we had received from our customers, the MRC, and certain other constituencies. New York, Nassau — Suffolk and Middlesex — Somerset — Union are expected to be delayed by nine months; Los Angeles, Riverside-San Bernardino and Chicago by six months; and San Francisco, San Jose and Dallas-Ft. Worth by three months. We intend to replace the diary service with the PPM service in each of these markets other than Dallas-Ft. Worth in September 2008. We intend to commercialize Dallas-Ft. Worth in December 2008. Commercialization of the remaining top 50 U.S. radio markets by the end of 2010 is currently on schedule with our previously announced rollout plan. During the delay, we have been working with our customers and industry organizations to clearly define what improvements to the PPM service may be appropriate, and have been implementing a series of such improvements designed to enhance the quality of the PPM service and maintain the confidence of the radio industry in the audience estimates that the PPM service produces.

To date, more than 15 radio broadcasting groups, including Clear Channel Communications, Inc. (“Clear Channel”), our largest customer, CBS Radio, Citadel Broadcasting, Cox Broadcasting, Radio One and Cumulus, have signed long-term contracts to use the PPM service as and when we commercialize it in United States local markets. These broadcasters, and the markets for which they signed, accounted for approximately 80 percent of the total radio advertising dollars in the top 50 U.S. local markets in 2006 (the latest annual figures available). We have also signed contracts with a number of national and regional advertising agencies to use the PPM service as and when we commercialize it in local markets. These agencies accounted for more than 90 percent of the national advertising dollars spent on radio advertising in 2006 (the latest annual figures available).

Although additional milestones remain and there is the possibility that the pace of commercialization of the PPM ratings service could be slowed further, we believe that the PPM ratings service is both a viable replacement for and a significant enhancement to our diary-based ratings service in major radio markets, and is an essential component of our anticipated future growth. If the pace of the commercialization of our PPM ratings service is slowed further, revenue increases that we expect to receive related to the service will also be delayed.

Commercialization of our PPM radio ratings service requires and will continue to require a substantial financial investment. We believe we have sufficient cash as well as access to our existing credit facility to fund such requirements. We currently estimate that the annual capital expenditures associated with the PPM ratings service commercialization for audience ratings measurement will be approximately $20.0 million. We also anticipate that, over the first two to three years of commercialization, our results of operations will be materially negatively impacted as a result of the rollout of our PPM ratings service. The amount of capital required for deployment of our PPM ratings service and the impact on our results of operations will be greatly affected by the speed of the rollout schedule. While commercialization of the PPM ratings service will have a near-term negative impact on our results of operations, which impact likely will be material, restoration of our operating margins following the completion of the PPM transition process in the top 50 U.S. radio markets remains our goal, although there can be no assurance that this will be the case.

As previously announced, during 2008 we intend to pursue MRC accreditation of our PPM service in individual local markets and to implement a series of improvements designed to enhance the quality of our PPM service. These initiatives include, among others, measures designed to address the total number of persons participating in our PPM panels, the total number of persons aged 18 to 34 participating in our PPM panels, the average number of panelists from whom usable data is produced on a daily basis, and response rates. On February 1, 2008, we announced a series of benchmarks we intend to pursue with our PPM service. For more information regarding our 2008 PPM initiatives and benchmarks, see “Item 1. Business — Radio Audience Measurement Services — Collection of Listener Data Through PPM Methodology” and “— Response Rates and Sample Proportionality” below. Pursuant to our revised rollout schedule, we intend to launch the PPM service in the local markets of New York, Nassau-Suffolk and Middlesex-Somerset-Union, Los Angeles, Riverside-San Bernardino, Chicago, San Francisco, San Jose, Detroit, Atlanta, and Washington, DC, during the second half of 2008.

International.  We have entered into agreements with a number of international media information services companies pursuant to which we have granted those companies licenses to use our PPM technology in their audience measurement services in specific countries outside of the United States. Taylor Nelson Sofres plc (“TNS”), a global market insight and information group, is the most significant international licensee of our PPM technology. Generally, under these license agreements we sell PPM hardware and equipment to the licensee for use in their media measurement services and collect a royalty once the service is deemed commercial. Our PPM technology is currently being used for media measurement in ten countries, including two active trials.

Our PPM technology was first used in a commercial audience measurement panel in Belgium and has been used to track TV and radio there since 2003. Our PPM technology has been used for TV currency ratings in Montreal and Quebec, Canada, since 2004. In 2006, Norway adopted a service using PPM technology to produce radio currency ratings and Kazakhstan adopted a service using PPM technology to produce TV currency ratings. Also in 2006, RAJAR (the UK radio research consortium) together with the Broadcasters Audience Research Board (the UK TV research consortium, “BARB”) awarded TNS a contract for a PPM-based research and development panel in London. The RAJAR award was the result of a four-year evaluation process that included competitive assessments of the Media Audit/IPSOS “Smart Cell Phone” meter, the GfK Group “wristwatch” meter and the Eurisko Media Monitor system. In 2008, services using PPM technology will produce radio currency ratings in Denmark, and TV and radio currency ratings in Iceland. In addition, the PPM encoding technology has been used as part of a set top television measurement system in Singapore since 2001.

On October 19, 2007, TNS announced a plan for comprehensive field tests in Beijing, China, using the PPM system for radio audience measurement. CSM Media Research, a joint venture between TNS and CTR Market Research, China’s leading market research company, will conduct the field trials in Beijing. On December 18, 2007, TNS announced that BARB had awarded it two contracts to measure television audiences and produce currency ratings in the UK beginning in 2010. These agreements contemplate the potential use of a TNS meter incorporating licensed PPM technology. Our PPM technology is also being used to produce radio audience estimates in a field trial in Italy.

These international licenses are currently not a material part of our business.

Radio Audience Measurement Services

Collection of Listener Data Through Diary Methodology.  We use listener diaries to gather radio listening data from persons aged 12 and over in sample households in the 300 U.S. local markets in which we currently provide diary-based radio ratings. Participants in Arbitron surveys are selected at random by landline telephone number. When participants (whom we refer to as “diarykeepers”) agree to take part in a survey, we mail them a small, pocket-sized diary and ask them to record their listening in the diary over the course of a seven-day period. We ask diarykeepers to report in their diary the station(s) to which they are listening, when they are listening and where they are listening, such as home, car, work or other place. Although survey periods are 12 weeks long, no participant keeps a diary for more than seven days. Each diarykeeper receives a diary, instructions for filling it out and a small cash incentive. The incentive varies according to markets, and the range is generally $1.00 to $6.00 for each diarykeeper in the household and up to $10.00 in certain incentive programs for returned diaries. In addition to the cash incentives included with the diaries, further cash incentives are used at other points in the survey process along with other communications such as follow-up letters and phone calls to maximize response rates. Diarykeepers mail the diaries to our operations center in Columbia, Maryland, where we conduct a series of quality control checks, enter the information into our database and produce periodic audience measurement estimates. We receive and process more than 1.4 million diaries every year to produce our audience listening estimates. We measure each of our local markets at least twice each year, and major markets four times per year.

Collection of Listener Data Through PPM Methodology.  In our PPM service, we gather data about encoded audio material through the use of our PPM meters. We randomly recruit households to participate in the service (all persons six and older in the household). The household members are asked to participate in the panel for a period of up to two years, carrying their meters “from rise to retire” each day. Panelists earn points based on their compliance with the task of carrying the meter. Longer carry time results in greater points which are the basis for monthly cash incentives. Demographic subgroups that are less likely to comply, such as younger adults, are paid higher premiums based on their compliance. We consider the amount of the cash incentive that we pay to the PPM panelists to be proprietary information.

The meter collects the codes and adds a date/time stamp to each listening occasion. At the end of each day, panelists place their meters in a docking station and the information is downloaded to Arbitron’s facilities for editing and tabulation.

We issue a currency report for 13 four-week measurement periods per year. We issue weekly reports to station subscribers for programming information. Users access the currency data through a software system.

Response Rates and Sample Proportionality.  It has become increasingly difficult and more costly for us to obtain consent from persons to participate in our surveys. We must achieve response rates sufficient to maintain confidence in our ratings, the support of the industry and accreditation by the MRC. Response rates are one quality measure of survey performance among many and an important factor impacting costs associated with data collection. Overall response rates have declined over the past several years. If response rates continue to decline further or if recruitment costs significantly increase, our radio audience measurement business could be adversely affected.

One of the challenges in measuring radio listening, whether by using diaries or electronically, is to ensure that the composition of survey respondents is representative of the market being measured. We strive to achieve representative samples. A measure often used by clients to assess quality in our ratings is proportionality, which refers to how well the distribution of the sample for any individual survey matches the distribution of the population in the local market. For example, if eight percent of the population of a given market is comprised of women aged 18 to 34, ideally eight percent of the diarykeepers or panelists (collectively, “survey participants”), as applicable, in our sample are women aged 18 to 34. Therefore, each survey participant’s listening should statistically represent not only the survey participant’s personal listening but also the listening of the demographic segment in the overall market. In striving to achieve representative samples, we provide enhanced incentives to certain demographic segments to encourage participation. Households identified as having at least one member who is Hispanic receive bilingual materials. We also use bilingual (Spanish-English) interviewers for households where Spanish is the preferred language.

In our PPM service, we also use a measure known as Designated Delivery Index (“DDI”). DDI measures sample proportionality based on how many persons in the sample represent a particular demographic compared to the number of persons expected to be in the sample based on the market’s sample target. In recent years, our ability to deliver good proportionality in our surveys, both diary-based and electronically measured, among younger demographic groups has deteriorated, caused in part by the trend among some households to disconnect their landline phones, effectively removing these households from the Arbitron sample frame. As consumers adopt modes of telecommunication other than telephone landlines, such as mobile phones, it is becoming increasingly difficult for us to reach and recruit participants.

We have committed extensive efforts and resources to address the decline of response rates and to maintain sample proportionality. Currently, we manually dial mobile-phone-only households for PPM recruitment only. We have conducted a number of research tests over the past two years to develop more efficient ways of contacting mobile-phone-only households to recruit participants. We have not yet announced a date for including these mobile-phone-only households in the diary service.

In recent years, we have announced a comprehensive set of initiatives to bolster response rates and improve sample proportionality among African-American, Hispanic, and young male respondents in our diary-based markets. These initiatives include providing for increases in cash incentives and other survey treatments. We continue to research and test new measures to address these sample quality challenges. The most significant response rate initiatives in 2007 included the completion of the rollout of the 2006 response rate and proportionality action plan and the opening of a third Arbitron owned and operated participant-interviewing center during the first quarter of 2007. Our experience is that internal interviewing centers outperform the outsourced calling center vendors that they replace. We believe that additional expenditures will be required in the future with respect to response rates and sample proportionality.

As the PPM service is rolled out, we expect to experience similar challenges in the operation of an electronic measurement service as are faced in the diary-based service, including those challenges related to response rate and sample proportionality. We also expect that additional measures to address these challenges will be implemented and require expenditures in addition to those required for our diary-based service. On August 31, 2007, we announced new initiatives and investments to address PPM panel maintenance concerns experienced in both the Houston-Galveston and Philadelphia markets. On February 1, 2008, we announced a series of four sample quality benchmarks that we intend to pursue with our PPM services to enhance confidence in PPM ratings as a currency. Rather than serving as guarantees, these benchmarks establish the starting point for where our PPM samples are currently performing, and identify the levels we intend to work toward in 2008 through a program of continued improvement. Specifically, these benchmarks concern total sample size, sample size for persons aged 18 to 34, average daily percentage of the installed panel that provides useable data (the “average daily in-tab”), and response rates. Currently, we have at least 30 initiatives in the testing or implementation stage for the PPM service that are designed to improve either response, compliance or both.

In December 2007, we announced a “sample size guarantee” that would provide a partial rebate to our customers for PPM radio ratings in any local market for a measurement period in which our delivered average daily in-tab among persons aged 18-54 falls below 80 percent of our published average daily in-tab target for that market. In Houston-Galveston and Philadelphia, the sample size guarantee took effect with the release of the December 2007 PPM survey month (November 13 — December 10, 2007), which we released on December 31, 2007. In future PPM local markets, the sample size guarantee will take effect with the release of the third currency PPM survey period. To date, we have exceeded our published targets in all PPM local markets, and, therefore, no amounts are payable to any PPM customer under the sample size guarantee.

Small Market Initiatives.  We are currently reviewing our services in U.S. local markets ranked 100 and smaller (approximately 200 markets). In concert with a group of broadcasters known as the Owner Operator Caucus, we have begun work in two phases. First, we plan to improve the qualitative information aspect of our current diary service beginning with the Fall 2008 Survey. Next, we are working on new methods of measuring media behavior in small markets along with more extensive qualitative information to better serve the needs of our clients. We expect the testing of the new methods to take place over the next two years.

Quality Improvement Initiatives.  We continually invest in quality improvements for our radio audience measurement services. In addition to the initiatives described above in “Radio Audience Measurement Services — Response Rates and Sample Proportionality,” we expect our 2008 quality improvement initiatives to include the following:

•	introducing electronic audience measurement through our PPM system;

•	improving participation and proportional representation of African-American, Hispanic and young male respondents;

•	maintaining a comprehensive program to address declining response rates;

•	inaugurating “household enumeration,” which is the collecting of age and gender information regarding each member of the household, beginning with the Winter 2008 Survey, which may improve young male proportionality and which we expect will give us the ability to eventually have greater flexibility with diary premiums;

•	implementing a “second chance diary” starting with the Spring 2008 Survey, which we expect will improve both response rates and proportionality. This initiative asks for participation from households that agreed to be in the survey but did not return any diaries; and

•	expanding use of the “promised incentive” system in smaller markets. This treatment involves offering extra cash incentives for returned usable diaries.

Radio Market Report and Other Data Services

We provide our listening estimates in a number of different reports that we publish and license to our customers. The cornerstone of our radio audience measurement services is the Radio Market Report, which is available in all local markets for which we currently provide radio ratings. The Radio Market Report provides audience estimates for those stations in a market that meet our minimum reporting standards. The estimates cover a wide variety of demographics and dayparts, which are the time periods for which we report audience estimates. Each Radio Market Report contains estimates to help radio stations, advertising agencies and advertisers understand who is listening to the radio, which stations they are listening to, and where and when they are listening. Our proprietary data regarding radio audience size and demographics are generally provided to customers through multiyear license agreements.

We also license our respondent-level database through Maximi$er and Maximi$er Plus, which are services for radio stations, and Media Professional and Media Professional Plus, which are services for advertising agencies and advertisers. Our respondent-level database allows radio stations, advertising agencies and advertisers to customize survey areas, dayparts, demographics and time periods to support targeted marketing strategies. The Maximi$er service includes a Windows-based application to access a market’s entire radio diary database on a client’s personal computer. Radio stations use the Maximi$er service to produce information about their station and programming not available in Arbitron’s published Radio Market Reports. The Maximi$er Plus service allows radio stations to access our National Regional Database (“NRD”) to analyze ratings information for customer-defined groupings of stations in multiple markets and counties. The Media Professional service is designed to help advertising agencies and advertisers plan and buy radio advertising time quickly, accurately and easily. These services integrate radio planning and buying into one comprehensive research and media-buying tool. They allow advertising agencies and advertisers to uncover key areas critical to the buying process, including determining the most effective media target, understanding market trends and identifying potential new business. The Media Professional Plus service allows advertising agencies and advertisers to access our NRD to create custom geographies and trade areas using radio Metro, television DMA and/or county information. Media Professional Plus also provides the data on a specific trading area’s cost per point needed to help advertising agencies and advertisers place more efficient media buys. In addition to the licensing above, we offer third-party software providers and customers licenses to use proprietary software that will enable enhanced access to our respondent-level data.

In addition to the Radio Market Report, we provide a range of ancillary services that include Radio County Coverage Reports, Hispanic Radio Data and Black Radio Data.

RADAR.  Our RADAR service provides a measurement of national radio audiences and the audience size of network radio programs and commercials. We provide the audience measurements for a wide variety of demographics and dayparts for total radio listening and for 56 separate radio networks.

We create network audience estimates by merging the radio listening of selected survey respondents with the actual times that network programs and commercials are aired on each affiliated station. We deliver the RADAR estimates through our PC 2010 software application, which includes a suite of products for sophisticated analysis of network audiences. We provide this service to radio networks, advertising agencies and network radio advertisers.

Since 2003, the RADAR survey sample has continually increased from 50,000 Arbitron diaries to a survey sample of approximately 200,000 Arbitron diaries in December 2007. Data from PPM commercial markets is also incorporated into the RADAR survey sample.

Software Applications.  In addition to our reports, we license software applications that provide our customers access to the audience estimates resident in our proprietary databases. These applications enable our customers to more effectively analyze and understand that information for sales, management and programming purposes. These services also help our customers to further refine sales strategies and compete more effectively for advertising dollars. Some of our software applications also allow our customers to access data owned by third parties, provided the customers have a separate license to use such third-party data.

Our Tapscan family of software solutions is used by many radio stations, advertising agencies and advertisers. The Tapscan software is one of the advertising industry’s leading radio analysis applications. It can help create illustrative charts and graphs that make complex information more useful to potential advertisers. Other features include pre-buy research, including frequency-based tables, cost-per-point analysis, hour-by-hour and trending, use of respondent-level data, automatic scheduling and goal tracking, instant access to station format and contact information. Our Tapscan Sales Management service provides software systems that help radio stations manage their advertising sales process and automate the daily tasks in a sales department. The Tapscan Sales Management applications combine a customer relationship management system with scheduling and research applications and with inventory/pricing management tools. Our SmartPlus service provides media buying software systems, including the SmartPlus software, to local and regional advertising agencies for broadcast and print media. Another Tapscan service, Qualitap, is also made available to television and cable outlets in the United States under a licensing arrangement with Marketron International, Inc.

The MapMAKER Direct service analyzes where the radio audience lives, and works to provide detailed maps and reports. Program directors can use this service to better understand their listeners and better target their promotional efforts. Our PD Advantage service offers radio station program directors the ability to create a variety of reports that help analyze the market, the audience and the competition.

Licensing of Respondent-Level Data.  In 2008 we expect to begin licensing our respondent-level database directly to certain of our customers and to third party data processors. This allows third party processors and customers to produce more detailed radio listening data by custom dayparts, demographic groups and geographic areas.

Local Market Consumer Information Services

In our radio ratings service, we provide primarily quantitative data, such as how many people are listening. We also provide qualitative data, such as consumer and media usage information to radio stations, cable companies, television stations, out-of-home media, magazine and newspaper publishers, advertising agencies and advertisers. The qualitative data on listeners, viewers and readers provide more detailed socioeconomic information and information on what survey participants buy, where they shop and what forms of media they use. We provide these measurements of consumer demographics, retail behavior, and media usage in 277 local markets throughout the United States.

We provide qualitative services tailored to fit a customer’s specific market size and marketing requirements, such as:

•	the Scarborough Report, which is offered in larger markets;

•	the RetailDirect Service, which is offered in medium markets; and

•	the Qualitative Diary Service/LocalMotion Service, which is offered in smaller markets.

Each service profiles a market, the consumers and the media choices in terms of key characteristics. These services cover the major retail and media usage categories. We also provide training and support services that help our customers understand and use the local market consumer information that we provide.

Scarborough Report.  The MRC-accredited Scarborough service is provided through a joint venture between Arbitron and a subsidiary of Nielsen. Although our equity interest in the Scarborough Research joint venture is 49.5 percent, partnership voting rights and earnings are divided equally between Arbitron and Nielsen. The Scarborough service provides detailed information about media usage, retail and shopping habits, demographics and lifestyles in 81 large U.S. local markets, utilizing a sample of consumers in the relevant markets.

Scarborough data feature more than 2,000 media, retail and lifestyle characteristics, which can help radio stations, television stations, cable companies, advertising agencies and advertisers, newspaper and magazine publishers and out-of-home media companies develop an in-depth profile of their consumers. Examples of Scarborough categories include retail shopping (e.g., major stores shopped or purchases during the past 30 days), auto purchases (e.g., plan to buy new auto or truck), leisure activities (e.g., attended sporting event) and personal activities (e.g., golfing). Media information includes broadcast and cable television viewing, radio listenership, newspaper readership by section, magazine readership and yellow pages usage. This information is provided twice each year to newspapers and magazines, radio and television broadcasters, cable companies, out-of-home media, advertising agencies and advertisers in the form of the Scarborough Report. Scarborough also provides a Mid-Tier Local Market Consumer Study regarding media usage, retail and shopping habits, demographics, and lifestyles of adult consumers in certain U.S. local markets.

We are the exclusive marketer of the Scarborough Report to radio broadcasters, cable companies and out-of-home media. We also market the Scarborough Report to advertising agencies and advertisers on a shared basis with Scarborough Research. Scarborough Research markets the Scarborough Report to newspapers, magazines and online service providers. Nielsen markets the Scarborough Report to television broadcasters.

RetailDirect Service.  Our RetailDirect service is a locally oriented, purchase data and media usage research service provided in 20 midsized U.S. local markets. This service, which utilizes diaries and telephone surveys, provides a profile of the audience in terms of local media, retail and consumer preferences so that local radio and television broadcasters, out-of-home media and cable companies have information to help them develop targeted sales and programming strategies. Retail categories include automotive, audio-video, furniture and appliances, soft drinks and beer, fast food, department stores, grocery stores, banks and hospitals. Media usage categories include local radio, broadcast television, cable networks, out-of-home media, newspapers, yellow pages and advertising circulars.

Qualitative Diary Service/LocalMotion Service.  Our Qualitative Diary Service collects consumer and media usage information from Arbitron radio diarykeepers in 176 smaller U.S. local markets. The same people who report their radio listenership in the market also answer 27 demographic, product and service questions. We collect consumer behavior information for key local market retail categories, such as automotive sales, grocery, fast food, furniture and bedding stores, beer, soft drinks and banking. The Qualitative Diary Service also collects information about other media, such as television news viewership, cable television viewership, out-of-home media exposure and newspaper readership. This qualitative service provided for cable television companies is known as LocalMotion.

Custom Research Services.  Our custom research efforts serve companies that are seeking to demonstrate the value of their advertising propositions. For example, we have provided custom research services for subscribers including sports play-by-play broadcasters, digital out-of-home and place-based media companies, and cable multiple system operators. The comScore Arbitron Online Radio Ratings is a custom service jointly developed by us and comScore Networks Inc. that measures the national audience of online radio networks. Through our custom research services, we are also exploring applications of PPM data, including nonratings programming, marketing and out-of-home services for broadcast television and cable television. We are also exploring providing services for mobile media and companies that sell advertising on in-store (retail) media.

National Marketing Research Service — Project Apollo

On February 25, 2008 we announced that Arbitron and Nielsen, as sole members, had agreed to the termination of Project Apollo, LLC (“Project Apollo”). The members have agreed that the winding down of the business and liquidation of the net assets of Project Apollo will occur during the next several months. Project Apollo was formed to explore the commercialization of a national marketing research service created by Arbitron and Nielsen with the objective of providing multimedia exposure data combined with sales data from a single source to produce a measure of advertising effectiveness. From April 2005, Arbitron and Nielsen shared costs and capital expenditures associated with Project Apollo.

ACNielsen (US) Inc., an affiliate of Nielsen, had entered into an agreement with Project Apollo to permit Project Apollo to use its Homescan Panel and certain other data and recruit panelists, tabulate data, and provided related services. We had entered into an agreement with Project Apollo under which we licensed to it PPM technology and equipment and provide other data collection and transmission services. Because of the mutual decision to terminate Project Apollo, neither party will incur early termination penalties. Although the plan for the winding down and liquidation of Project Apollo has not been finalized, we currently estimate that those expenses in 2008 will be approximately $2.0 million to $3.0 million. During the year ended December 31, 2007, we incurred approximately $6.9 million of net expenditures relating to the national marketing research service.

International Operations

Portable People Meter.  See “Item I. Business — Portable People Meter — International” for more information.

India.  We have formed an entity organized under the laws of India, which entity’s primary function is to oversee outsourced software development in India. Our India operations are currently not a material part of our business.

CSW Research Limited (“Continental Research”).  Through our Continental Research subsidiary, during 2007 we provided custom research services to media, advertising, business-to-business, public sector, telecommunications and Internet research industries in the United Kingdom and elsewhere in Europe.

On January 31, 2008, the Continental Research business was sold. Additional information regarding the sale is provided in Note 3 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K. We classified the assets, liabilities and results of operations of Continental Research as a discontinued operation held-for-sale for all of the periods presented in the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Corporate Strategy

Our leading strategic objectives include growing our radio audience measurement business and expanding our information services to a broader range of media, including broadcast television, cable, out-of-home media, satellite radio and television, Internet broadcasts and mobile media. Key elements of our strategy to pursue these objectives include:

•	Continuing to invest in quality improvements in our radio audience measurement services and developing new revenue sources. Additionally, we believe that a growth opportunity exists in the advertiser market and intend to seek to expand our customer base of advertisers by developing and marketing new information services designed to assist corporate advertisers in implementing targeted marketing strategies.

•	Building on our experience in the radio audience measurement industry and our PPM technology to expand into information services for other types of media. In some cases, we may enter into agreements with third parties to assist with the marketing, technical and financial aspects of expanding into measurement services for other types of media.

•	Developing and commercializing the next-generation data collection and processing techniques. Our businesses require sophisticated data collection and processing systems, software and other technology. The collection of our survey participant information in our diary-based radio ratings service is dependent on individuals keeping track of their listening, viewing and reading activities in diaries. The technology underlying the media measurement industry is undergoing rapid change, and we will need to continue to develop our data collection, processing and software systems to accommodate these changes. The development of our PPM service is in response to a growing demand for higher quality, and more efficient and timely methods for measuring and reporting audiences.

•	Providing multimedia exposure data combined with single-source sales data that will help support the media industry’s pursuit of increased accountability to advertisers for their return on investments made in media. Increased accountability relies on demonstrating that the advertisement ran as ordered, that the commercial audience was delivered as expected, and that product sales were linked to such advertisements.

•	Expanding our international PPM business. We continue to explore opportunities to further expand the licensing of our PPM technology internationally into selected international regions, such as Europe and the Asia/Pacific regions. We believe there is an international demand for quality audience information from global advertisers and media.

Customers, Sales and Marketing

Our customers are primarily radio stations, radio networks, cable companies, advertising agencies and corporate advertisers. As of December 31, 2007, we provided our radio audience measurement and related services to approximately 4,500 radio stations and 2,200 advertising agencies and advertisers nationwide under contracts that generally vary in length from one to seven years. As of December 31, 2007, we provided our qualitative measurement and related services to 61 cable systems and 86 out-of-home media customers. One customer, Clear Channel, represented approximately 19 percent of our revenue in 2007. The consolidation of U.S. radio broadcasters has increased the concentration of our customer base. Although this consolidation could put pressure on the pricing of our radio ratings service, it has also contributed to an increase in the number of stations subscribing to the ratings service, as stations have become our customers upon their acquisition by larger broadcasting groups. It has also been our experience that stations that are part of larger broadcasting groups are somewhat more likely to purchase our analytical software applications and other services in addition to the Radio Market Report. Furthermore, we believe that we are well positioned to provide new products and services to meet the emerging needs of broadcasting groups.

We market our products and services in the U.S. through a direct sales force that consisted of 63 sales account managers and 43 training service consultants, as of December 31, 2007.

We have entered into a number of agreements with third parties to assist in marketing and selling our products and services in the U.S. For example, Marketron International, Inc., distributes, on an exclusive basis, our Qualitap software to television and cable outlets in the U.S.

We support our sales and marketing efforts through the following:

•	conducting direct-marketing programs directed toward radio stations, cable companies, advertising agencies and corporate advertisers;

•	promoting Arbitron and the industries we serve through a public relations program aimed at the trade press of the broadcasting, out-of-home media, Internet, advertising and marketing industries, as well as select local and national consumer and business press;

•	gathering and publishing studies, which are available for no charge on our Web site, on emerging trends in the radio, Internet broadcasting, out-of-home and other media industries, as well as the media habits of radio listeners and television, cable and Internet viewers;

•	participating in key industry forums and interest groups, such as the Advertising Research Foundation, the American Association of Advertising Agencies, the National Association of Broadcasters, the Association of National Advertisers, the European Society for Opinion and Marketing Research, the Television Bureau of Advertising, the Cabletelevision Advertising Bureau, American Women in Radio and Television, Women in Cable Telecommunications, the Cable & Telecommunications Association for Marketing, the National Association of Black Owned Broadcasters, and the Outdoor Advertising Association of America, as well as numerous state and local advertising and broadcaster associations;

•	participating in activities and strengthening relationships with national and local chapters of grassroots organizations, such as the National Council of La Raza, the National Urban League, the National Association for the Advancement of Colored People, and the Rainbow/PUSH Coalition;

•	maintaining a presence at major industry conventions, such as those sponsored by the National Association of Broadcasters, the Radio Advertising Bureau, the American Association of Advertising Agencies, the Cable Advertising Bureau and the Outdoor Advertising Association of America; and

•	being a founding member of the Radio Advertising Effectiveness Lab, an industry not-for-profit organization providing information about the effectiveness of radio advertising.

Television.  We provide our cable television network, multiple system operator and local cable system customers with detailed consumer information data and services at a national, regional and local level through our partnership with Scarborough. We believe this information is widely used in the cable marketplace as a complement to quantitative currency ratings. We market this consumer data primarily for use by our customers in advertising sales and marketing to provide audience metrics beyond the typical age, gender consumer demographic data, as well as for gaining a clearer picture of the retail behavior of cable television audiences. In addition, we market custom research services and solutions to the broadcast and cable television marketplace. We provide sample studies as well as innovative research solutions utilizing our PPM service to these customers. Both sample studies and passive electronic measurement solutions help customers gain a better understanding of how television audiences interact with and consume different media and particular vehicles within each medium. Many television stations also license our radio data for purposes of in-house media advertising planning and buying.

Out-of-Home Services.  We market our consumer information, sales training programs and custom research solutions to a variety of out-of-home media companies. The diverse out-of-home customer base includes traditional billboard companies as well as new and emerging “place-based” media in locations such as malls, retail stores, airports and cinemas. Traditional out-of-home companies use our Scarborough local market consumer data as primary sales tools. We believe these companies also take advantage of our suite of training services to help increase their sales. For new media, we offer in-depth case studies documenting the awareness, acceptance, engagement and effectiveness of these new media choices. In addition, we utilize our passive electronic measurement technologies to provide new services that demonstrate accountability for these media, including continuously measured audience estimates, proof-of-play and compliance documentation. Together, these services allow us to assist out-of-home media companies and their advertisers to identify and reach their target audiences and secure greater shares of the advertising dollar.

Competition

We believe that the principal competitive factors in our markets are the credibility and reliability of the audience research, the ability to provide quality analytical services for use with the audience information and the end-user experience with services and price.

We are a leader in the radio audience measurement business in the United States. We compete in the radio audience measurement business in some small U.S. markets with Eastlan Resources, a privately held research company. We are also aware of at least seven companies, Nielsen, Liechti AG/Telecontrol AG, GfK AG, The Media Audit (a division of International Demographics, Inc.), Ipsos SA, Thompson Electronics Ltd. and AGB Nielsen (a joint venture between AGB Group (a division of Kantar Media) and Nielsen), that are developing technologies that could compete with our PPM service.

We compete with a large number of other providers of applications software, qualitative data and proprietary qualitative studies used by broadcasters, cable companies, advertising agencies, advertisers, and out-of-home media companies. These competitors include STRATA Marketing Inc., Telmar Information Services Corp., Marketron

Inc., Interactive Media Systems, and Donovan Data Systems in the area of applications software, and The Media Audit (a division of International Demographics, Inc.), Mediamark Research Inc. (a subsidiary of GfK AG) and Simmons Market Research Bureau (a subsidiary of Experian Marketing Solutions) in the area of qualitative data.

Intellectual Property

Our intellectual property is, in the aggregate, of material importance to our business. A combination of patents, copyrights, trademarks, service marks, trade secret laws, license agreements, confidentiality procedures and other contractual restrictions, are relied upon to establish and protect proprietary rights in our products and services. As of December 31, 2007, 28 U.S. patents were issued and 48 U.S. patent applications were pending on behalf of Arbitron. Internationally, 82 foreign patents were issued and 121 foreign patent applications were pending. Our patents relate to our data collection, processing systems, software and hardware applications, the PPM and its methods, and other intellectual property assets. Several patents relating to the PPM and its methods expire at various times beginning in 2012 and collectively are of material importance to our business.

Our audience listening estimates are original works of authorship protectable under U.S. copyright laws. We publish the Radio Market Report either quarterly or semiannually, depending on the Arbitron market surveyed, while we publish the Radio County Coverage Report annually. We seek copyright registration for each Radio Market Report and for each Radio County Coverage Report published in the United States. We also seek copyright protection for our proprietary software and for databases comprising the Radio Market Report and other services containing our audience estimates and respondent-level data. Prior to the publication of our reports and release of the software containing the respondent-level data, we register our databases under the U.S. federal copyright laws. We generally provide our proprietary data regarding audience size and demographics to customers through multiyear license agreements.

We market a number of our services under U.S. federally registered trademarks that are helpful in creating brand recognition in the marketplace. Some of our registered trademarks and service marks include: the Arbitron name and logo, Maximi$er, RetailDirect and RADAR. The Arbitron name and logo is of material importance to our business. We have a trademark application pending for Arbitron PPM. We also have a number of common-law trademarks, including Media Professional, Qualitap, MediaMaster and Prospector. We have registered our name as a trademark in the United Kingdom, Mexico, the European Union, Australia, Singapore, Chile and Japan, and are exploring the registration of our marks in other foreign countries.

The laws of some countries might not protect our intellectual property rights to the same extent as the laws of the United States. Effective patent, copyright, trademark and trade secret protection may not be available in every country in which we market or license our data and services.

We believe our success depends primarily on the innovative skills, technical competence, customer service and marketing abilities of our personnel. We enter into confidentiality and assignment-of-inventions agreements with substantially all of our employees and enter into nondisclosure agreements with our suppliers and customers to limit access to and disclosure of our proprietary information.

We must protect against the unauthorized use or misappropriation of our audience estimates, databases and technology by third parties. There can be no assurance that the copyright laws and other statutory and contractual arrangements we currently depend upon will provide us sufficient protection to prevent the use or misappropriation of our audience estimates, databases and technology in the future. The failure to protect our proprietary information, intellectual property rights and, in particular, our audience estimates and databases could severely harm our business.

Additionally, claims by third parties that our current or future products or services infringe upon their intellectual property rights may harm our business. Intellectual property litigation is complex and expensive, and the outcome of this litigation is difficult to predict. We have been involved in litigation relating to the enforcement of our copyrights covering our radio listening estimates and patents covering our proprietary technology. Although we have generally been successful in these cases, there can be no assurance that the copyright laws and other statutory and contractual arrangements we currently depend upon will provide us sufficient protection to prevent the use or misappropriation of our audience estimates, databases and technology in the future. Litigation, regardless of outcome, may result in substantial expense and a significant diversion of our management and technical personnel. Any adverse determination in any litigation may subject us to significant liabilities to third parties, require us to license disputed rights from other parties, if licenses to these rights could be obtained, or require us to cease using certain technology.

Research and Development

Our research and development activities have related primarily to the development of new products and customer software and other technical expenses, including maintenance of legacy operations and reporting systems. We expect that we will continue research and development activities on an ongoing basis, particularly in light of the rapid technological changes affecting our business. We expect that the majority of the investment effort and spending will be dedicated to improving the overall quality and efficiency of our data collection and processing systems, developing new software applications that will assist our customers in realizing the full potential of our audience measurement services, developing our PPM technology and developing a single-source service that will be able to measure audience and other information from a number of different forms of media. Research and development expenses during fiscal years 2007, 2006 and 2005 totaled $42.5 million, $44.2 million, and $38.4 million, respectively.

Governmental Regulation

Our PPM equipment has been certified to meet Federal Communications Commission requirements relating to emissions standards and standards for modem connectivity. Additionally, all PPM equipment has been certified to meet the safety standards of Underwriters Laboratories Inc. (commonly referred to as UL), as well as Canadian and European safety and environmental standards.

Our media research activities are regulated by the United States Federal Trade Commission in accordance with a Decision and Order issued in 1962 to CEIR, Inc., a predecessor company. This order originally arose in connection with a television ratings business, and we believe that today it applies to our media measurement services. The order requires full disclosure of the methodologies we use and prohibits us from making representations in selling or offering to sell an audience measurement service without proper qualifications and limitations regarding probability sample, sampling error and accuracy or reliability of data. It prohibits us from making statements that any steps or precautions are taken to ensure the proper maintenance of diaries unless such steps or precautions are in fact taken. It also prohibits us from making overly broad statements regarding the media behavior a survey reflects. The order further prohibits us from representing the data as anything other than estimates and from making a statement that the data are accurate to any precise mathematical value. The order requires that we make affirmative representations in our reports regarding nonresponse by survey participants and the effect of this nonresponse on the data, the hearsay nature of a survey participant’s response, the fact that projections have been made, and the limitations and deficiencies of the techniques or procedures used. We believe that we have conducted and continue to conduct our radio audience measurement services in compliance with the order.

Our diary-based Radio Market Report Service is accredited by and subject to the review of the MRC, an industry organization created to ensure high ethical and operational standards in audience measurement research. The MRC has accredited our diary-based Radio Market Report Service since 1968. The MRC accredited our PPM radio and television ratings data in the Houston-Galveston local market on January 29, 2007. Additional Arbitron services that are accredited by the MRC are RADAR, Maximi$er and Media Professional software, the Custom Survey Area Report (“CSAR”) and the Radio County Coverage services. To merit continued accreditation of our services, we must: (1) adhere to the MRC’s minimum standards for Media Rating Research; (2) supply full information to the MRC regarding details of our operations; (3) conduct our media measurement services substantially in accordance with representations to our subscribers and the MRC; (4) submit to, and pay the cost of, thorough annual audits of our accredited services by certified public accounting firms engaged by the MRC; and (5) commit to continuous improvement of our media measurement services.

Federal and state regulations restrict telemarketing to individuals who request to be included on a do-not-call list. Currently, these regulations do not apply to survey research, but there can be no assurance that these regulations will not be made applicable to survey research in the future. In addition, federal regulations prohibit calls made by autodialers to wireless lines without consent from the subscriber. Because consumers are able to transfer a wireless number to a landline carrier or a landline number to a wireless carrier, it can be difficult for us to efficiently identify wireless numbers in advance of placing an autodialed call.

Employees

As of December 31, 2007, we employed 1,092 people on a full-time basis and 528 people on a part-time basis in the United States. None of our employees is covered by a collective bargaining agreement. We believe our employee relations are good.

Seasonality

We recognize revenue for services over the terms of license agreements as services are delivered, and expenses are recognized as incurred. We gather radio-listening data in approximately 300 U.S. local markets. All markets are measured at least twice per year (April-May-June for the “Spring Survey” and October-November-December for the “Fall Survey”). In addition, we measure all major markets two additional times per year (January-February-March for the “Winter Survey” and July-August-September for the “Summer Survey”). Our revenue is generally higher in the first and third quarters as a result of the delivery of the Fall Survey and Spring Survey, respectively, to all markets, compared to revenue in the second and fourth quarters, when delivery of the Winter Survey and Summer Survey, respectively, is made only to major markets. Our expenses are generally higher in the second and fourth quarters as the Spring Survey and Fall Survey are being conducted.

The transition from the diary service to the PPM service in the top 50 U.S. radio markets will have an impact on the seasonality of revenue and costs and expenses. Although revenue in the top 50 U.S. radio markets is recognized ratably over the year in both the diary and PPM services, there will be fluctuations in the depth of the seasonality pattern during the periods of transition between the services in each market. The larger impact on the seasonality pattern is related to the costs and expenses to produce the services. PPM costs and expenses will accelerate six to nine months in advance of the commercialization of each market as the panel is built. These increased costs will be recognized as incurred rather than upon the delivery of a particular quarterly survey, and will vary from the cost pattern associated with the delivery of the diary service.

Scarborough experiences losses during the first and third quarters of each year because revenue is predominantly recognized in the second and fourth quarters when the substantial majority of services are delivered. Scarborough royalty costs, which are recognized in costs of revenue, are also higher during the second and fourth quarters.

Available Information

Our Web site address is www.arbitron.com, and interested persons may obtain, free of charge, copies of filings (including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports) that we have made with the Securities and Exchange Commission through a hyperlink at this site to a third-party Securities and Exchange Commission filings Web site (as soon as reasonably practicable after such filings are filed with, or furnished to, the Securities and Exchange Commission). The Securities and Exchange Commission maintains an Internet site that contains our reports, proxy and information statements, and other information. The Securities and Exchange Commission’s Web site address is www.sec.gov. Also available on our Web site are our Corporate Governance Policies and Guidelines, Code of Ethics for the Chief Executive Officer and Financial Managers, Code of Ethics and Conduct, the Audit Committee Charter, the Nominating and Corporate Governance Committee Charter, the Compensation and Human Resources Committee Charter, and the Charter of the Lead Independent Director. Copies of these documents are also available in print, free of charge, to any stockholder who requests a copy by contacting our treasury manager.

On May 31, 2007, we submitted the annual certification of our chief executive officer to the New York Stock Exchange (the “NYSE”) certifying that he is not aware of any violation by the Company of the NYSE’s corporate governance listing standards, pursuant to Section 303A.12 of the NYSE Listed Company Manual. In addition, on August 29, 2007, our Board of Directors voted to combine the Nominating Committee and Corporate Governance Committee into a single, newly-formed, Nominating and Corporate Governance Committee composed entirely of independent directors. See the Current Report on Form 8-K filed with the SEC on August 29, 2007, for a description of the election of David W. Devonshire to our Board of Directors. We delivered an interim written affirmation to the NYSE on September 4, 2007 following the election of Mr. Devonshire to our Board of Directors, resulting in a change in the membership of our Audit Committee.

ITEM 1A.	RISK FACTORS

Risk Factors Relating to Our Businesses and the Industry in Which We Operate

Our business, financial position and operating results are dependent on the performance of our quantitative radio audience measurement business.

Our quantitative radio audience measurement service and related software sales represented 79 percent and nine percent, respectively, of our total revenue for 2007. We expect that such sales related to our radio audience measurement business will continue to represent a substantial portion of our revenue for the foreseeable future. Any factors adversely affecting the pricing of, demand for, or market acceptance of our quantitative radio audience measurement service and related software, such as competition, technological change, or further ownership shifts in the radio industry, could adversely impact our business, financial position and operating results.

If our PPM ratings service does not generate the revenues that we anticipate, or if our ability to earn such revenues is delayed, our financial results will suffer.

Commercialization of the PPM service is an essential component of our anticipated future growth, which we expect will result in increased revenues in the coming years. On November 26, 2007, we announced our decision to delay commercialization of the PPM ratings service in nine markets and, therefore, updated our previously announced schedule to roll out the PPM ratings service to the top 50 U.S. radio markets by 2010.

Our financial results during 2008 and beyond will depend in substantial part on our success in commercializing the PPM ratings service, and other new initiatives, and our ability to generate meaningful revenues from them. If our commercialization of the PPM service is further delayed, expected revenue increases will also be delayed and our financial results will be materially negatively impacted. Factors that may affect the pace of the commercialization of our PPM ratings service, and as a result, our future revenues or operating results include the following, some of which are beyond our control:

•	the speed with which we can complete the MRC audit process, share the results of the audit with the MRC PPM audit committee, and produce two months of “pre-currency” demonstration data in each local radio market;

•	the acceptance of the PPM ratings service by broadcasters, advertisers and other consultants;

•	technical difficulties or service interruptions that impair our ability to deliver the PPM ratings service on schedule; and

•	our ability to obtain, in a timely manner, sufficient quantities of quality equipment and software products from third-party suppliers necessary to outfit our panelists.

We may be required to expend significant additional resources in order to obtain MRC accreditation for our local market PPM radio ratings services, which could adversely impact our business.

The MRC has accredited the PPM ratings service in the Houston-Galveston local market only. In January 2008, the MRC denied accreditation of the Philadelphia and New York local market PPM ratings services. If the efforts required to obtain MRC accreditation in Philadelphia or New York are substantially in excess of our current expectations, or if we are required to make significant changes with respect to methodology and panel composition and management in order to establish that the service meets or exceeds the MRC accreditation standards in any future local market, we may be required to make expenditures, the amount of which could be material.

Criticism of our audience measurement service by various government entities, industry groups, and market segments could adversely impact our business.

Due to the high-profile nature of our services in the media and marketing information service industry, we could become the target of additional government regulation, legislation, litigation, activism or negative public relations efforts by various industry groups and market segments. We believe that any of the foregoing, criticism of our methodology or negative perception of the quality of our research could further delay the PPM rollout schedule or negatively impact industry confidence in the ratings we produce, which could require us to make expenditures substantially in excess of our current expectations in an attempt to maintain such confidence.

We have limited experience designing, recruiting and maintaining PPM panels. If we are unable to design, recruit and maintain PPM panels that appropriately balance research quality, panel size and operational cost, our financial results will suffer.

The commercial viability of many of our new business initiatives, including our quantitative radio audience measurement service, are dependent on our ability to design, recruit and maintain panels of persons to carry our Portable People Meters, and to ensure appropriate panel composition to accommodate a broad variety of media research services. Our research methodologies require us to maintain panels of reasonably sufficient size and reasonably representative demographic composition. Our research methodologies also require our panelists to comply with certain standards, such as carrying the meter for a minimum number of hours each day and docking the meter daily, in order for us to use the data collected by the meter in estimating ratings.

Participation in a PPM panel requires panelist households to make a longer term commitment than participation in our diary-based ratings service. Designing, recruiting and maintaining PPM panels is substantially different than recruiting participants for our diary-based ratings service. We have limited experience in operating such PPM panels and we may encounter unanticipated difficulties as we attempt to do so. Without historical benchmarks on key sample performance metrics, it will be challenging for us to maintain the appropriate balance of research quality, panel size and operational costs. Designing, recruiting, and maintaining such panels may also cause us to incur expenses substantially in excess of our current expectations.

If we are unable to successfully design, recruit and maintain such PPM panels, or if we are required to incur expenses substantially in excess of our current expectations in order to do so, it could adversely impact our ability to obtain and/or maintain MRC accreditation of our PPM service or otherwise adversely impact our business, financial position and operating results.

We expect to invest in the continued development and commercialization of our PPM ratings service, which may not ultimately be successfully commercialized. The costs associated with commercialization of this service will adversely impact our operating results over the commercialization period.

The continuing commercialization of the PPM ratings service requires and will continue to require significant capital resources and a substantial financial investment over the next several years. We currently estimate that the annual capital expenditures associated with PPM ratings service commercialization for audience ratings measurement will be approximately $20.0 million. We also anticipate that, over the first two to three years of commercialization, our results of operations will be materially negatively impacted as a result of the rollout of our PPM ratings service.

The amount of capital required for deployment of our PPM ratings service and the impact on our results of operations will be greatly affected by the speed of the rollout schedule. While commercialization of our PPM ratings service will have a near-term negative impact on our results of operations, which impact likely will be material, restoration of our operating margins following the completion of the PPM transition process in the top 50 U.S. radio markets remains our goal, although there can be no assurance that this will be the case.

The success of commercialization of the PPM ratings service is dependent on manufacturers who produce the PPM equipment according to our proprietary design as well as those who manufacture parts.

We will need to purchase equipment used in the PPM ratings service and we are currently dependent on one manufacturer to produce our PPM equipment. The equipment must be produced by the manufacturer in a timely manner, in the quantities needed and with the quality necessary to function appropriately in the market. Certain specialized parts used in the PPM equipment may impact the manufacturing and the timing of the delivery of the equipment to us. We may become liable for design or manufacturing defects in the PPM equipment. In addition, if countries and states enact additional regulations limiting certain materials, we may be required to redesign some of our PPM components to meet these regulations. A redesign process, whether as a result of changed environmental regulations or our ability to obtain quality parts, may impact the manufacturing and timing of the delivery of the equipment to us. Our failure to obtain, in a timely manner, sufficient quantities of quality equipment to meet our needs could adversely impact the commercial deployment of the PPM ratings service and therefore could adversely impact our operating results.

Technological change may render our products and services obsolete and it may be difficult for us to develop new products and services or enhance existing ones.

We expect that the market for our products and services will be characterized by changing technology, evolving industry standards, frequent new product and service announcements and enhancements and changing customer demands. The introduction of new products and services incorporating new technologies and the emergence of new industry standards could render existing products and services obsolete and/or challenge current accepted levels of precision of data measurement. Additionally, advertising-supported media may be challenged by new technologies that could have an effect on the advertising industry, our customers, and our products and services. Our continued success will depend on our ability to adapt to changing technologies and to improve the performance, features and reliability of our products and services in response to changing customer and industry demands. We may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of our products and services. Our new products and services, such as our PPM service, or enhancements to our existing products and services, may not adequately meet the requirements of our current and prospective customers or achieve any degree of significant market acceptance. Our inability to successfully adapt to changing technologies and customer demands, either through the development and marketing of new products and services, or through enhancements to our existing products and services, could adversely impact our business, financial position and results of operations.

The loss of a key customer would significantly reduce our revenue and operating results.

In 2007, Clear Channel represented approximately 19 percent of our revenue. Several other large customers represented significant portions of our 2007 revenue.

On June 26, 2007, we entered into a new multiyear agreement with Clear Channel to provide PPM radio ratings and other related services to Clear Channel’s 268 radio stations located in the 46 markets in which Clear Channel operates out of the 50 markets identified in our previously announced PPM roll-out plan (we refer to the 46 markets in which Clear Channel operates that are included in the PPM roll-out plan, collectively, as the “Clear Channel PPM Markets”). Pursuant to the terms of the agreement, we will provide Clear Channel with PPM ratings services, as and when the new audience ratings technology is deployed in the Clear Channel PPM Markets. Until such time as the PPM ratings technology is deployed in a particular market, we will continue to provide Clear Channel with our diary-based ratings services in that market. As the PPM ratings technology is deployed in a particular market, the diary-based ratings agreement will lapse and the new agreement will become applicable to such market. The new agreement also extends the diary-based ratings agreement in the Clear Channel PPM Markets that do not enter into PPM measurement prior to December 31, 2008, until such time as the PPM service is commercialized in those markets, but not later than December 31, 2011. The existing agreement between Clear Channel and us for diary-based ratings in markets outside of the Clear Channel PPM Markets was not amended by the new agreement and is currently scheduled to expire December 31, 2008.

We cannot provide any assurances that we could replace the revenue that would be lost if a key customer failed to renew all or part of its agreements with us. The loss of a key customer would materially impact our business, financial position and operating results.

Ownership shifts in the radio broadcasting industry may put pressure on the pricing of our quantitative radio audience measurement service and related software sales, thereby leading to decreased earnings growth.

Ownership shifts in the radio broadcasting industry could put pressure on the pricing of our quantitative radio audience measurement service and related software sales, from which we derive a substantial portion of our total revenue. We price our quantitative radio audience measurement service and related software applications on a per radio station, per service or per product basis, negotiating licenses and pricing with the owner of each radio station or group of radio stations. If we agree to make substantial price concessions, it could adversely impact our business, financial position and operating results.

Our agreements with our customers are not exclusive and contain no renewal obligations. The failure of our customers to renew all or part of their contracts could have an adverse impact on our business, financial position and operating results.

Our customer agreements do not prohibit our customers from entering into agreements with any other competing service provider, and once the term of the agreement (usually one to seven years) expires, there is generally no automatic renewal feature in our customer contracts. Because our diary-based Radio Market Report is delivered on a quarterly or semiannual basis and our PPM-based ratings are delivered on a monthly basis, it is common for our customer contracts to expire before renewal negotiations are concluded. Therefore, there may be significant uncertainty as to whether a particular customer will renew all or part of its contract and, if so, the particular terms of such renewal. If a customer owning stations in a significant number of markets does not renew its contracts, this would have an adverse impact on our business, financial position and operating results.

Long-term agreements with our customers limit our ability to increase the prices we charge for our services if our costs increase.

We generally enter into long-term contracts with our customers, including contracts for delivery of our radio audience measurement services. The term of these customer agreements usually ranges from one to seven years. Over the term of these agreements our costs of providing services may increase, or increase at rates faster than our historical experience. Although our customer contracts generally provide for annual price increases, there can be no assurance that these contractual revenue increases will exceed any increased cost of providing our services, which could have an adverse impact on our business, financial position and operating results.

The success of our radio audience measurement business depends on diarykeepers who record their listening habits in diaries and return these diaries to us and panelists who carry our PPM meter. Our failure to collect these diaries and to recruit compliant participants could adversely impact our business.

We use listener diaries and electronic data gathered from participants who agree to carry our PPM meters to gather radio listening data from sample households in the U.S. local markets for which we currently provide radio ratings. A representative sample of the population in each local market is randomly selected for each survey. This sample is recruited by telephone to keep a diary of their radio listening for one week or to carry a PPM meter for a period of up to two years. To encourage their participation in our surveys, we give participants a cash incentive. It is becoming increasingly difficult and more costly to obtain consent from the phone sample to participate in the surveys, especially among younger demographic groups. We must achieve response rates sufficient to maintain confidence in our ratings, the support of the industry and accreditation by the MRC. Our failure to successfully recruit compliant survey participants could adversely impact our business, financial position and operating results.

Our survey participants do so on a voluntary basis only, and there can be no assurance that they will continue to do so. Our success will depend on our ability to reach and recruit participants and to achieve response rates sufficient to maintain our radio audience measurement services. As consumers adopt modes of telecommunication other than telephone landlines, such as mobile phones and cable or Internet calling, it is becoming increasingly more difficult for us to reach and recruit participants. Recruiting mobile-phone-only households will lead to significantly increased costs, which could adversely impact our business, financial position and operating results.

Our ability to recruit participants for our surveys could be adversely impacted by governmental regulations.

We believe there is an increasing concern among the American public regarding privacy issues. Federal and state regulations restrict telemarketing to individuals who request to be included on a do-not-call list. Currently, these regulations do not apply to survey research. If these laws and regulations are extended to include survey research, our ability to recruit participants for our surveys could be adversely impacted. We are evaluating alternatives to our current methodology, including using panels for our surveys and recontacting previous consenters. In addition, federal regulations prohibit calls made by autodialers to wireless lines without consent from the subscriber. Because consumers are able to transfer a wireless number to a landline carrier or a landline number to a wireless carrier, it can be difficult for us to identify wireless numbers in advance of placing an autodialed call. We are using the services of a third-party supplier that tracks wireless numbers to help identify wireless numbers in our telephone sample, but there can be no assurance that all transfers of numbers are captured.

The license of enhanced access to our respondent-level data to third-party data processors and customers could adversely impact the sale of some of our existing software products.

We have begun offering third-party data processors and certain customers licenses that allow enhanced access to our proprietary respondent-level database. Previously, limited access to our respondent-level data was available only to those customers who licensed certain software services directly from us. As we begin licensing enhanced access to the respondent-level data, sales of our existing software services may be adversely impacted.

Our success will depend on our ability to protect our intellectual property rights.

We believe that the success of our business will depend, in part, on:

•	obtaining patent protection for our technology, products and services, in particular, our PPM service;

•	defending our patents once obtained;

•	preserving our trade secrets;

•	defending our copyrights for our data services and audience estimates; and

•	operating without infringing upon patents and proprietary rights held by others.

We rely on a combination of contractual provisions, confidentiality procedures and patent, copyright, trademark, service mark and trade secret laws to protect the proprietary aspects of our technology, data and estimates. Several patents related to our PPM service, which expire at various times beginning in 2012, when viewed together, are of material importance to us. These legal measures afford only limited protection, and competitors may gain access to our intellectual property and proprietary information. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. We have been involved in litigation relating to the enforcement of the copyrights covering our radio listening estimates. Although we have generally been successful in these cases, there can be no assurance that the copyright laws and other statutory and contractual arrangements we currently depend upon will provide us sufficient protection to prevent the use or misappropriation of our audience estimates, databases and technology in the future. Litigation, regardless of outcome, could result in substantial expense and a significant diversion of resources with no assurance of success and could adversely impact our business, financial position and operating results.

We are dependent on our proprietary software systems for current and future business requirements. Significant delays in the completion of these systems, cost overages and/or inadequate performance of the systems once completed could adversely impact our business, financial position and operating results.

Our current systems do not have the capability to accommodate all additional product enhancements requested by our clients. We are engaged in a major effort to upgrade, enhance, and, where necessary, replace our internal processing software and our client software. Significant delays in the completion of these systems, cost overages and/or inadequate performance of the systems, once completed, could adversely impact our business, financial position and operating results.

Our future growth and success will depend on our ability to successfully compete with companies that may have financial, marketing, distribution, technical and other advantages over us.

We compete with many companies, some of which are larger and have access to greater capital resources. We believe that our future growth and success will depend on our ability to successfully compete with other companies that provide similar services in the same markets, some of which may have marketing, technical and other advantages. We cannot provide any assurance that we will be able to compete successfully, and the failure to do so could have a material adverse impact on our business, financial position and operating results.

An economic downturn generally, and in the advertising and radio industries in particular, could adversely impact our revenue.

Our clients derive most of their revenue from transactions involving the sale or purchase of advertising. During challenging economic times, advertisers may reduce advertising expenditures, impacting advertising agencies and media. As a result, advertising agencies and media may be less likely to purchase our media information services, which could adversely impact our business, financial position and operating results.

Advertisers are pursuing increased accountability from the media industry for their return on investments made in media.

Advertisers may shift advertising expenditures away from media that they perceive as less accountable, such as radio. As a result, advertising agencies and radio stations may be less likely to purchase our media information services, which could have an adverse impact on our business, financial position and operating results.

We rely on third parties to provide data and services in connection with our current business and we may require additional third-party data and services to expand our business in the future.

In the event that third-party data and services are unavailable for our use or are not available to us on favorable terms, our business could be adversely impacted. Further, in order for us to build on our experience in the radio audience measurement industry and expand into measurement for other types of media, we may need to enter into agreements with third parties. Our inability to enter into these agreements with third parties at all or upon favorable terms, when necessary, could adversely impact our growth and business.

Long-term disruptions in the mail, telecommunication infrastructure and/or air service could adversely impact our business.

Our business is dependent on the use of the mail, telecommunication infrastructure and air service. Long-term disruptions in one or more of these services, which could be caused by events such as natural disasters, the outbreak of war, the escalation of hostilities and/or acts of terrorism could adversely impact our business, financial position and operating results.

Risk Factors Relating to Our Indebtedness

On December 20, 2006, we entered into a five-year, $150.0 million revolving credit facility that contains financial terms, covenants and operating restrictions that could restrict our financial flexibility and could adversely impact our ability to conduct our business. These include:

•	the requirement that we maintain certain leverage and coverage ratios; and

•	restrictions on our ability to sell certain assets, incur additional indebtedness and grant or incur liens on our assets.

These restrictions may limit or prohibit our ability to raise additional debt capital when needed or could prevent us from investing in other growth initiatives. Our ability to comply with these financial requirements and other restrictions may be affected by events beyond our control, and our inability to comply with them could result in a default under the terms of the agreement.

If a default occurs, either because we are unable to generate sufficient cash flow to service the debt or because we fail to comply with one or more of the restrictive covenants, the lenders could elect to declare all of the then-outstanding borrowings, as well as accrued interest and fees, to be immediately due and payable. In addition, a default may result in the application of higher rates of interest on the amounts due, resulting in higher interest expense being incurred by us.

Risk Factors Relating to Owning Our Common Stock

Changes in market conditions, or sales of our common stock, could adversely impact the market price of our common stock.

The market price of our common stock depends on various financial and market conditions, which may change from time to time and which are outside of our control.

Sales of a substantial number of shares of our common stock, or the perception that such sales could occur, also could adversely impact prevailing market prices for our common stock. In addition to the possibility that we may sell shares of our common stock in a public offering at any time, we also may issue shares of common stock in connection with grants of restricted stock or upon exercise of stock options that we grant to our directors, officers and employees. All of these shares will be available for sale in the public markets from time to time.

It may be difficult for a third party to acquire us, which could depress the stock price of our common stock.

Delaware corporate law and our Amended and Restated Certificate of Incorporation and Bylaws contain provisions that could have the effect of delaying, deferring or preventing a change in control of Arbitron or the removal of existing management or directors and, as a result, could prevent our stockholders from being paid a premium for their common stock over the then-prevailing market price. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These include:

•	a stockholders’ rights plan, which likely will limit, through November 21, 2012, the ability of a third party to acquire a substantial amount of our common stock without prior approval by the Board of Directors;

•	restriction from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder under Section 203 of the Delaware General Corporation Law;

•	authorization to issue one or more classes of preferred stock that can be created and issued by the Board of Directors without prior stockholder approval, with rights senior to common stockholders;

•	advance notice requirements for the submission by stockholders of nominations for election to the Board of Directors and for proposing matters that can be acted upon by stockholders at a meeting; and

•	requirement of a supermajority vote of 80 percent of the stockholders to exercise the stockholders’ right to amend the Bylaws.

Our Amended and Restated Certificate of Incorporation also contains the following provisions, which could prevent transactions that are in the best interest of stockholders:

•	requirement of a supermajority vote of two-thirds of the stockholders to approve some mergers and other business combinations; and

•	restriction from engaging in a “business combination” with a “controlling person” unless either a modified supermajority vote is received or the business combination will result in the termination of ownership of all shares of our common stock and the receipt of consideration equal to at least “fair market value.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our primary locations are in Columbia, Maryland, and our headquarters are located at 142 West 57th Street, New York, New York. Our New York City office serves as our home base for sales and marketing, while our survey research, technology and data collection/production operations are located in our Columbia, Maryland, facilities. In addition, we have five regional sales offices located in the metropolitan areas of Atlanta, Georgia; Washington, DC/Baltimore, Maryland; Chicago, Illinois; Dallas, Texas; and Los Angeles, California; and operations offices in Dallas, Texas; Houston, Texas; Cranford, New Jersey; Birmingham, Alabama; and Indianapolis, Indiana. We conduct all of our operations in leased facilities. Most of these leases contain renewal options and require payments for taxes, insurance and maintenance in addition to base rental payments. We believe that our facilities are sufficient for their intended purposes and are adequately maintained.

ITEM 3.	LEGAL PROCEEDINGS

During 2005, the Pennsylvania Department of Revenue concluded a sales tax audit and notified us of an assessment of $3.6 million, including outstanding sales tax and accumulated interest since 2001. Consistent with the findings of a previous Pennsylvania sales tax audit, we contended that we provided nontaxable services to our Pennsylvania customers. In an effort to avoid protracted litigation and the related costs, we offered a settlement in the amount of $0.3 million, which was accepted by the Office of Attorney General in 2007.

On October 10, 2006, we filed a patent infringement lawsuit against International Demographics, Inc. (D/B/A The Media Audit), Ipsos Group S.A., Ipsos ASI, Inc., Ipsos America, Inc. aka Ipsos North America and Ipsos Media (collectively “the Ipsos entities”) in the United States District Court for the Eastern District of Texas. The complaint alleges that International Demographics and the Ipsos entities are infringing three patents that we own, United States Patents No. 5,787,334, No. 5,574,962 and No. 5,483,276, each relating to electronic audience measurement technology. In our suit, we seek a permanent injunction against International Demographics and the Ipsos entities, in addition to adequate compensatory damages as determined by the court.

We are involved from time to time in a number of judicial and administrative proceedings considered ordinary with respect to the nature of our current and past operations, including employment-related disputes, contract disputes, government proceedings, customer disputes and tort claims. In some proceedings, the claimant seeks damages as well as other relief, which, if granted, would require substantial expenditures on our part. Some of these matters raise difficult and complex factual and legal issues, and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular action, and the jurisdiction, forum and law under which each action is pending. Because of this complexity, final disposition of some of these proceedings may not occur for several years. As such, we are not always able to estimate the amount of our possible future liabilities. There can be no certainty that we will not ultimately incur charges in excess of present or future established accruals or insurance coverage. Although occasional adverse decisions (or settlements) may occur, we believe that the likelihood that final disposition of these proceedings will, considering the merits of the claims, have a material adverse impact on our financial position or results of operations is remote.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our stockholders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ARB.” As of February 15, 2008, there were 28,312,760 shares outstanding and 6,179 stockholders of record of our common stock.

The following table sets forth the high and low sale prices of our common stock as reported on the NYSE Composite Tape and the dividends declared per share of its common stock for each quarterly period for the past two years ended December 31, 2007 and 2006.

2007	1Q	2Q	3Q	4Q	Full Year

High	$48.76	$53.42	$55.63	$52.15	$55.63
Low	$42.45	$46.69	$44.90	$34.81	$34.81
Dividend	$0.10	$0.10	$0.10	$0.10	$0.40

2006	1Q	2Q	3Q	4Q	Full Year

High	$40.77	$40.60	$38.56	$45.80	$45.80
Low	$33.34	$32.68	$35.04	$36.65	$32.68
Dividend	$0.10	$0.10	$0.10	$0.10	$0.40

The transfer agent and registrar for our common stock is The Bank of New York.

On November 16, 2006, we announced that our Board of Directors authorized a program to repurchase up to $100.0 million of our outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of up to two years. As of October 19, 2007, the program was completed with 2,093,500 shares being repurchased for an aggregate purchase price of approximately $100.0 million. On November 15, 2007, our Board of Directors authorized a program to repurchase up to $200.0 million of our outstanding common stock in like manner through November 14, 2009. Under this program, no shares of outstanding common stock had been purchased as of February 15, 2008.

Arbitron Purchases of Equity Securities

			Total Number	Maximum Dollar Value
	Total Number of	Average Price	of Shares Purchased	of Shares That May
	Shares	Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Program	Under the Program

October 1-31	591,300	$45.88	591,300	$—
November 1-30	—	—	—	200,000,000
December 1-31	—	—	—	200,000,000

Total	591,300	$45.88	591,300	$200,000,000

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read together with the information under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Arbitron’s

consolidated financial statements and related notes included in this Annual Report on Form 10-K. Our statements of income for the years ended December 31, 2007, 2006, and 2005 and balance sheet data as of December 31, 2007, and 2006 set forth below are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of income data for the years ended December 31, 2004 and 2003, and balance sheet data as of December 31, 2005, 2004 and 2003 are derived from audited consolidated financial statements of Arbitron not included in this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Statement of Income Data
Revenue	$338,469	$319,335	$300,368	$285,963	$263,360
Costs and expenses	279,187	243,386	206,718	195,254	178,064

Operating income	59,282	75,949	93,650	90,709	85,296
Equity in net income of affiliates	4,057	7,748	7,829	7,552	6,754

Income from continuing operations before interest and income tax expense	63,339	83,697	101,479	98,261	92,050
Interest (income) expense, net	(1,453)	3,092	971	6,897	11,654

Income from continuing operations before income tax expense	64,792	80,605	100,508	91,364	80,396
Income tax expense	24,288	30,259	33,218	30,966	30,976

Income from continuing operations	40,504	50,346	67,290	60,398	49,420
Income (loss) from discontinued operations, net of taxes	(324)	312	18	167	453

Net income	$40,180	$50,658	$67,308	$60,565	$49,873

Net Income Per Weighted Average Common Share
Basic
Continuing operations	$1.38	$1.68	$2.16	$1.95	$1.65
Discontinued operations	(0.01)	0.01	0.00	0.01	0.02

Net income per share, basic	$1.37	$1.69	$2.16	$1.96	$1.66

Diluted
Continuing operations	$1.37	$1.67	$2.14	$1.92	$1.61
Discontinued operations	(0.01)	0.01	0.00	0.01	0.01

Net income per share, diluted	$1.35	$1.68	$2.14	$1.92	$1.63

Cash dividends declared per share	$0.40	$0.40	$0.40	$—	$—
Weighted average common shares used in calculations
Basic	29,399	29,937	31,179	30,972	30,010
Diluted	29,665	30,086	31,500	31,471	30,616
Balance Sheet Data
Current assets	$68,618	$105,545	$160,926	$120,161	$116,857
Total assets	180,543	210,320	254,708	199,949	188,022
Long-term debt, including the short-term portion thereof	12,000	—	50,000	50,000	105,000
Stockholders’ equity (deficit)	$48,200	$89,256	$96,182	$49,208	$(14,245)

Certain per share data amounts may not total due to rounding.

We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payments (“SFAS No. 123R”) as of January 1, 2006. Share-based compensation expense for each of the years ended December 31, 2007 and 2006 was $6.5 million. Share-based awards were previously accounted for under Accounting Principles Board (“APB”) opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). See Notes 2 and 16 to the Notes to the Consolidated Financial Statements for further discussion and analysis.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto that follow in this Annual Report on Form 10-K.

Overview

Historically, our quantitative radio audience measurement services and related software have accounted for a substantial majority of our revenue. Our radio audience measurement services and related software revenues represented 79 percent and nine percent, respectively, of our total revenue in both 2007 and 2006. While we expect that our quantitative radio audience measurement services and related software will continue to account for the majority of our revenue for the foreseeable future, we are actively seeking opportunities to diversify our revenue base by, among other things, leveraging the investment we have made in our PPM technology by increasing the international licensing and exploring applications of the technology beyond our radio audience measurement business. We expect to continue our efforts to diversify revenue.

In 2007 and 2006 we entered into multi-year agreements with many of our largest customers, including agreements for PPM-based ratings as and when we commercialize the PPM service in the top 50 U.S. radio markets. These agreements generally provide for a higher license fee for PPM-based ratings than we charge for diary-based ratings. As a result, we expect that the percentage of our revenues derived from our radio audience measurement and related software is likely to increase as we commercialize the PPM service.

Due to slow economic growth of the radio industry generally, as well as the high penetration of our current services in the radio station business, we expect that our future annual organic rate of revenue growth from our quantitative diary-based radio measurement services and related software will be slower than historical trends. We anticipate that in the near term, organic revenue growth will only moderately exceed the level of contractual price escalators in our diary-based radio ratings contracts.

Concentration of ownership of radio stations in recent years has led to our increased dependence on a limited number of key customers for such services and related software. For example, in 2007, Clear Channel represented 19 percent of our total revenue. Because many of our largest customers own and operate radio stations in markets that we expect to transition to PPM measurement, we expect that our dependence on our largest customers will continue for the foreseeable future.

We have begun execution of our previously announced plan to roll out progressively our PPM ratings service to the top 50 U.S. radio markets by the end of 2010. Commercialization of our PPM ratings service requires, and we expect will continue to require a substantial financial investment. While commercialization of the PPM ratings service will have a near-term negative impact on our results of operations, which impact likely will be material, restoration of our operating margins following completion of the PPM transition process in the top 50 U.S. radio markets remains our goal, although there can be no assurance that this will be the case. Because many of our largest customers have committed to PPM-based ratings, we also expect that much of our management focus in 2008 will be on continuously improving and successfully commercializing our PPM ratings service. We anticipate that we will incur additional costs in 2008 related to new initiatives to improve the PPM service.

We continue to operate in a highly challenging business environment in the markets and industries we serve. Our performance will be impacted by our ability to address a variety of challenges and opportunities in these markets and constituencies, including our ability to continue to maintain and improve both our diary service and our PPM service, design and recruit PPM panels that appropriately balance research quality, panel size, and operational cost, and develop and implement technological solutions to measure multi-media and advertising.

Stock Repurchases

On November 16, 2006, we announced that our Board of Directors authorized a program to repurchase up to $100.0 million of its outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of two years through November 2008. As of October 19, 2007, the program was completed with 2,093,500 shares being repurchased for an aggregate purchase price of approximately

$100.0 million. On November 15, 2007, our Board of Directors authorized a program to repurchase up to $200.0 million in shares of our outstanding common stock in like manner through November 14, 2009. As of February 15, 2008, no shares of outstanding common stock had been repurchased under this program.

Pennsylvania Sales Tax Assessment

See “Item 3. Legal Proceedings” for a description of the Pennsylvania sales tax assessment.

Discontinued Operation Held for Sale

On January 31, 2008, we sold the Continental Research business. Additional information regarding the sale is provided in Note 3 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Subsequent Event — Project Apollo

On February 25, 2008 we announced that Arbitron and Nielsen, as sole members, had agreed to the termination of Project Apollo. See “Item 1. Business — National Marketing Research Service — Project Apollo.” Although the plan for the winding down and liquidation of Project Apollo has not been finalized, we currently estimate that those expenses in 2008 will be approximately $2.0 million to $3.0 million.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that both are important to the presentation of our financial position and results of operations, and require our most difficult, complex or subjective judgments.

We capitalize software development costs with respect to significant internal use software initiatives or enhancements in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The costs are capitalized from the time that the preliminary project stage is completed and management considers it probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are amortized over periods of three to five years. We perform an assessment quarterly to determine if it is probable that all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value. During the year ended December 31, 2007, we recorded an impairment charge of $0.8 million associated with our Customer Relationship Management system due to the functionality being replaced by a new system. As of December 31, 2007, and 2006, our capitalized software developed for internal use had carrying amounts of $20.9 million and $19.3 million, respectively, including $10.2 million and $9.0 million, respectively, of software related to the PPM service.

We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make assumptions, judgments and estimates to determine the current provision for income taxes and also deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our assumptions, judgments, and estimates relative to the current provision for income taxes take into account current tax laws, interpretation of current tax laws and possible outcomes of current and future audits conducted by domestic and foreign tax authorities. Changes in tax law or interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in the consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account forecasts of the amount and nature of future taxable income. Actual operating results and the underlying amount and nature of income in future years could render current assumptions, judgments and estimates of recoverable net deferred tax assets. We believe it is more likely than not that we will realize the benefits of these deferred tax assets.

Any of the assumptions, judgments and estimates mentioned above could cause actual income tax obligations to differ from estimates, thus impacting our financial position and results of operations.

In accordance with FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes, we include, in our tax calculation methodology, an assessment of the uncertainty in income taxes by establishing recognition thresholds for our tax positions before being recognized in the financial statements. Inherent in our calculation are critical judgments by management related to the determination of the basis for our tax positions. FIN No. 48 provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. For further information, see Note 14 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Results of Operations

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

The following table sets forth information with respect to our consolidated statements of income for the years ended December 31, 2007 and 2006.

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

					Percentage of
			Increase (Decrease)		Revenue
	2007	2006	Dollars	Percent	2007	2006

Revenue	$338,469	$319,335	$19,134	6.0%	100.0%	100.0%

Costs and expenses
Cost of revenue	157,175	120,698	36,477	30.2%	46.4%	37.8%
Selling, general and administrative	79,516	78,511	1,005	1.3%	23.5%	24.6%
Research and development	42,496	44,177	(1,681)	(3.8)%	12.6%	13.8%

Total costs and expenses	279,187	243,386	35,801	14.7%	82.5%	76.2%

Operating income	59,282	75,949	(16,667)	(21.9)%	17.5%	23.8%
Equity in net income of affiliates	4,057	7,748	(3,691)	(47.6)%	1.2%	2.4%

Income from continuing operations before interest and tax expense	63,339	83,697	(20,358)	(24.3)%	18.7%	26.2%
Interest income	2,118	3,010	(892)	(29.6)%	0.6%	0.9%
Interest expense	665	6,102	(5,437)	(89.1)%	0.2%	1.9%

Income from continuing operations before
income tax expense	64,792	80,605	(15,813)	(19.6)%	19.1%	25.2%
Income tax expense	24,288	30,259	(5,971)	(19.7)%	7.2%	9.5%

Income from continuing operations	40,504	50,346	(9,842)	(19.5)%	12.0%	15.8%
Income (loss) from discontinued operations, net of taxes	(324)	312	(636)		(0.1)%	0.1%

Net income	$40,180	$50,658	$(10,478)	(20.7)%	11.9%	15.9%

Income per weighted average common share
Basic
Continuing operations	$1.38	$1.68	$(0.30)	(17.9)%
Discontinued operations	(0.01)	0.01	(0.02)

Net income per share, basic	$1.37	$1.69	$(0.32)	(18.9)%

Diluted
Continuing operations	$1.37	$1.67	$(0.30)	(18.0)%
Discontinued operations	(0.01)	0.01	(0.02)

Net income per share, diluted	$1.35	$1.68	$(0.33)	(19.6)%

Cash dividends declared per common share	$0.40	$0.40	$—	—

Certain per share data and percentage amounts may not total due to rounding.

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

			Increase (Decrease)
	2007	2006	Dollars	Percent

Other data:
EBIT(1)	$63,339	$83,697	$(20,358)	(24.3)%
EBITDA(1)	$75,889	$93,089	$(17,200)	(18.5)%
EBIT and EBITDA Reconciliation(1)
Income from continuing operations	$40,504	$50,346	$(9,842)	(19.5)%
Income tax expense	24,288	30,259	(5,971)	(19.7)%
Interest income	2,118	3,010	(892)	(29.6)%
Interest expense	665	6,102	(5,437)	(89.1)%

EBIT(1)	63,339	83,697	(20,358)	(24.3)%
Depreciation and amortization	12,550	9,392	3,158	33.6%

EBITDA(1)	$75,889	$93,089	$(17,200)	(18.5)%

(1)	EBIT (earnings before interest and income taxes) and EBITDA (earnings before interest, income taxes, depreciation and amortization) are non-GAAP financial measures that we believe are useful to investors in evaluating our results. For further discussion of these non-GAAP financial measures, see paragraph below entitled “EBIT and EBITDA.”

Revenue.  Revenue increased 6.0% for the year ended December 31, 2007, as compared to the same period in 2006, due primarily to $14.7 million of increases related to the radio ratings subscriber base, contract renewals, and price escalations in multiyear customer contracts for our quantitative data license revenue, a $3.4 million increase in Scarborough revenue resulting primarily from new business contracts, and a $2.1 million increase in PPM International revenues, partially offset by decreased national marketing pilot panel revenues, which due to the formation of Project Apollo LLC in February 2007, are now being recorded directly by the affiliate. Effective with the formation of Project Apollo LLC, we now record our share of Project Apollo’s net operating results through the equity in net income of affiliates line of our consolidated income statement.

Cost of Revenue.  Cost of revenue increased by 30.2% for the year ended December 31, 2007, as compared to the same period in 2006. Cost of revenue increased as a percentage of revenue to 46.4% in 2007 from 37.8% in 2006. The increase in cost of revenue was largely attributable to an increase in our quantitative, qualitative and software application services of $41.8 million, which was comprised substantially of a $21.1 million increase in PPM service rollout costs largely associated with the management and recruitment of the PPM panels for the Philadelphia, New York, Los Angeles, and Chicago markets; a $9.7 million increase in expenses associated with PPM ratings costs that were classified as research and development in 2006 and as cost of revenue in 2007; a $1.7 million increase in diary data collection and processing costs; and a $3.1 million increase associated with response rate initiatives; a $2.2 million increase in royalties, substantially associated with our Scarborough affiliate; a $2.0 million increase due to operating costs associated with the opening of a third participant interviewing center during the first quarter of 2007; and a $1.7 million increase associated with computer center costs. Additionally, PPM International cost of revenues increased by $1.1 million for the year ended December 31, 2007, as compared to the same period in 2006. These increases were partially offset by a $6.5 million decrease in national marketing research service costs, which due to the formation of Project Apollo, are now being expensed directly by the affiliate. We record our share of Project Apollo’s net operating results through the equity in net income of affiliates line of our consolidated income statement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Event — Project Apollo” for a description of the decision to terminate Project Apollo. We expect that our cost of revenue will continue to increase as a result of our efforts to commercialize the PPM ratings service and support the rollout of this service over the next two to three years.

Selling, General and Administrative.  Selling, general and administrative expenses increased by 1.3% for the year ended December 31, 2007, as compared to the same period in 2006. The increase in selling, general and administrative expenses was due primarily to a $1.2 million increase in expenses and amortization related to our accounts receivable and contract management system that was implemented during the second quarter of 2006, a $0.9 million increase in marketing communication costs, and a $0.8 million increase in expenses for merger and acquisition advisory services incurred during the year ended December 31, 2007, as compared to the same period in 2006. These increases were partially offset by a $2.2 million decrease associated with lower employee incentive plan expenses.

Research and Development.  Research and development expenses decreased 3.8% during the year ended December 31, 2007, as compared to the same period in 2006. The decrease in research and development expenses resulted primarily from a $9.7 million decrease in expenses associated with PPM ratings costs that were classified as research and development in 2006 and as cost of revenue in 2007, partially offset by a $3.9 million increase in expenses associated with our continued development of the next generation of our client software, a $2.9 million increase related to applications and infrastructure to support the PPM service, and a $1.2 million increase in expenses to support our diary rating service.

Equity in Net Income of Affiliates.  Equity in net income of affiliates (relating collectively to Scarborough and Project Apollo) decreased by 47.6% for the year ended December 31, 2007, as compared to the same period in 2006, due primarily to the formation of Project Apollo in February 2007. Our share of the Project Apollo affiliate loss was $4.3 million and our share of Scarborough’s income increased by $0.6 million for 2007, as compared to 2006. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Event — Project Apollo” for a description of the decision to terminate Project Apollo.

Interest Income.  Interest income decreased 29.6% during the year ended December 31, 2007, as compared to the same period in 2006 due to lower average cash and short-term investment balances, which were partially offset by higher interest rates.

Interest Expense.  Interest expense decreased 89.1% for the year ended December 31, 2007, as compared to the same period in 2006, due to our prepayment of our senior-secured notes obligation on October 18, 2006. In accordance with the provisions of the note agreement, we were obligated to pay an additional make-whole interest amount of $2.6 million as a result of the prepayment. Borrowings under our new 2006 revolving credit facility did not commence until the fourth quarter of 2007. As a result, outstanding borrowings on average and the related interest expense were significantly lower during the year ended December 31, 2007, as compared to the same period in 2006.

Income from Continuing Operations.  Income from continuing operations decreased 19.5% for the year ended December 31, 2007, from the same period in 2006, due primarily to planned expenses required to build our PPM rollout panels for the Philadelphia, New York, Chicago, and Los Angeles markets, and to support the strategic development of our PPM ratings business. Incremental expenses incurred in support of our diary ratings service and our Project Apollo national marketing research service also contributed to the decrease in income from continuing operations, partially offset by a decrease in interest expense associated with our prepayment of our senior-secured notes obligation in 2006. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Event — Project Apollo” for a description of the decision to terminate Project Apollo.

EBIT and EBITDA.  We have presented EBIT and EBITDA, both non-GAAP financial measures, as supplemental information that we believe is useful to investors to evaluate our results because they exclude certain items that are not directly related to our core operating performance. EBIT is calculated by deducting interest income and adding back interest expense and income tax expense to income from continuing operations. EBITDA is calculated by deducting interest income and adding back interest expense, income tax expense, and depreciation and amortization to income from continuing operations. EBIT and EBITDA should not be considered substitutes either for income from continuing operations as indicators of our operating performance, or for cash flow, as measures of our liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. EBIT decreased 24.3% and EBITDA decreased 18.5% for the year ended December 31, 2007, as compared to the same period in 2006, due primarily to planned expenses required to build our PPM rollout panels for the

Philadelphia, New York, Chicago, and Los Angeles markets, and to support the strategic development of our PPM ratings business. Incremental expenses incurred in support of our diary ratings service and our Project Apollo pilot national marketing research service also adversely impacted EBIT and EBITDA for the year ended December 31, 2007, as compared to the same period in 2006.

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

The following table sets forth information with respect to our consolidated statements of income for the years ended December 31, 2006 and 2005.

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

					Percentage of
			Increase (Decrease)		Revenue
	2006	2005	Dollars	Percent	2006	2005

Revenue	$319,335	$300,368	$18,967	6.3%	100.0%	100.0%

Costs and expenses
Cost of revenue	120,698	101,811	18,887	18.6%	37.8%	33.9%
Selling, general and administrative	78,511	66,508	12,003	18.0%	24.6%	22.1%
Research and development	44,177	38,399	5,778	15.0%	13.8%	12.8%

Total costs and expenses	243,386	206,718	36,668	17.7%	76.2%	68.8%

Operating income	75,949	93,650	(17,701)	(18.9)%	23.8%	31.2%
Equity in net income of affiliate	7,748	7,829	(81)	(1.0)%	2.4%	2.6%

Income from continuing operations before interest and tax expense	83,697	101,479	(17,782)	(17.5)%	26.2%	33.8%
Interest income	3,010	3,029	(19)	(0.6)%	0.9%	1.0%
Interest expense	6,102	4,000	2,102	52.6%	1.9%	1.3%

Income from continuing operations before income tax expense	80,605	100,508	(19,903)	(19.8)%	25.2%	33.5%
Income tax expense	30,259	33,218	(2,959)	(8.9)%	9.5%	11.1%

Income from continuing operations	50,346	67,290	(16,944)	(25.2)%	15.8%	22.4%
Income from discontinued operations, net of taxes	312	18	294	16.33%	0.1%	0.0%

Net income	$50,658	$67,308	$(16,650)	(24.7)%	15.9%	22.4%

Income per weighted average common share
Basic
Continuing operations	$1.68	$2.16	$(0.48)	(22.1)%
Discontinued operations	0.01	—	0.01

Net income	$1.69	$2.16	$(0.47)	(21.6)%

Diluted
Continuing operations	$1.67	$2.14	$(0.46)	(21.7)%
Discontinued operations	0.01	—	0.01

Net income	$1.68	$2.14	$(0.45)	(21.2)%

Cash dividends declared per common share	$0.40	$0.40	$—	—

Certain per share data and percentage amounts may not total due to rounding.

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

			Increase (Decrease)
	2006	2005	Dollars	Percent

Other data:
EBIT(1)	$83,697	$101,479	$(17,782)	(17.5)%
EBITDA(1)	$93,089	$107,273	$(14,184)	(13.2)%
EBIT and EBITDA Reconciliation(1)
Income from continuing operations	$50,346	$67,290	$(16,944)	(25.2)%
Income tax expense	30,259	33,218	(2,959)	(8.9)%
Interest income	3,010	3,029	(19)	(0.6)%
Interest expense	6,102	4,000	2,102	52.6%

EBIT(1)	83,697	101,479	(17,782)	(17.5)%
Depreciation and amortization	9,392	5,794	3,598	62.1%

EBITDA(1)	$93,089	$107,273	$(14,184)	(13.2)%

(1)	EBIT (earnings before interest and income taxes) and EBITDA (earnings before interest, income taxes, depreciation and amortization) are non-GAAP financial measures that we believe are useful to investors in evaluating our results. For further discussion of these non-GAAP financial measures, see paragraph below entitled “EBIT and EBITDA.”

Revenue.  Revenue increased 6.3% for the year ended December 31, 2006, as compared to the same period in 2005, due primarily to increases in the ratings subscriber base, contract renewals, and price escalations in multiyear customer contracts for our quantitative data license revenue, a $2.9 million increase in Scarborough revenue resulting primarily from new business contracts, a $1.6 million increase in PPM International revenues, and a $1.1 million increase associated with the Project Apollo pilot panel for the national marketing research service which was initiated in 2006.

Cost of Revenue.  Cost of revenue increased by 18.6% for the year ended December 31, 2006, as compared to the same period in 2005, and as a percentage of revenue to 37.8% in 2006 from 33.9% in 2005. The increase in cost of revenue was largely attributable to a $10.3 million increase in our quantitative, qualitative and software application services, which primarily includes a $3.5 million increase in data collection and processing costs, a $2.9 million increase in costs associated with response rate initiatives and proportionality, a $2.3 million increase in Scarborough royalties resulting from the higher revenues mentioned previously, and a $0.6 million increase for additional compensation expense related to our share-based awards. Cost of revenue increased by $6.7 million related to the Project Apollo pilot panel for the national marketing research service. Similar expenditures were classified as research and development in the amount of $3.1 million for the year ended December 31, 2005. A $1.8 million increase related to increased PPM International business also contributed to the overall increase in cost of revenue for the year ended December 31, 2006 as compared to the same period in 2005.

Selling, General and Administrative.  Selling, general and administrative expenses increased 18.0% for the year ended December 31, 2006, as compared to the same period in 2005, and increased as a percentage of revenue to 24.6% in 2006 from 22.1% in 2005. Approximately $6.9 million of the increase in selling, general and administrative expenses was due to an increase in our quantitative, qualitative and software application services, which includes a $1.9 million increase in expenses associated with the update of our legacy financial and customer relationship management systems and increased sales and marketing costs of $2.3 million related to our ratings business, including the PPM service. The adoption of SFAS No. 123R, effective January 1, 2006, resulted in $5.2 million of additional compensation expense related to our share-based awards. Asset impairment charges related to internally developed software associated with the Nielsen election not to join us in the commercial deployment of the PPM service accounted for $0.6 million of the increase in selling, general, and administrative expenses.

Research and Development.  Research and development expenses increased 15.0% during the year ended December 31, 2006, as compared to the same period in 2005, and increased as a percentage of revenue to 13.8% in 2006 from 12.8% in 2005. Increased research and development expenses of $5.7 million resulted from continued development of the next generation of our client software, and applications and infrastructure to support the PPM service and the diary-based service ($5.5 million), and an increase in precommercialization panel expenses primarily in the Houston and Philadelphia markets ($2.9 million). These increases were partially offset by a $3.1 million decrease in research and development expenses associated with the Project Apollo pilot panel for a national marketing research service, which were classified as cost of revenue in 2006.

Equity in Net Income of Affiliate.  Equity in net income of affiliate (relating to our Scarborough joint venture) decreased 1.0% for the year ended December 31, 2006, as compared to the same period in 2005. The decrease in operating income for the affiliate resulted primarily from quality improvement initiatives initiated in 2006.

Interest Income.  Interest income was relatively flat for the year ended December 31, 2006 as compared to the same period in 2005, as lower average cash and short term investment balances were offset by higher interest rates.

Interest Expense.  Interest expense increased 52.6% for the year ended December 31, 2006, as compared to the same period in 2005, due to our prepayment of its senior-secured notes obligation on October 18, 2006. In accordance with the provisions of the note agreement, we were obligated to pay an additional make-whole interest amount of $2.6 million as a result of the prepayment. As a result of the prepayment, we also accelerated the amortization of the $0.3 million outstanding balance of deferred financing costs associated with the debenture. Both of these amounts were expensed as interest in our financial statements during the fourth quarter of 2006.

Income from Continuing Operations.  Income from continuing operations decreased 25.2% for the year ended December 31, 2006, as compared to the same period in 2005, due primarily to planned expenses required to build our PPM panels for markets other than Houston and to operate the Houston panel, additional share-based compensation expense associated with the adoption of SFAS No. 123R, effective January 1, 2006, and the strategic development of our ratings business and Project Apollo pilot panel.

EBIT and EBITDA.  We have presented EBIT and EBITDA, both non-GAAP financial measures, as supplemental information that we believe is useful to investors to evaluate our results because they exclude certain items that are not directly related to our core operating performance. EBIT is calculated by adding back net interest expense and income tax expense to income from continuing operations. EBITDA is calculated by adding back net interest expense, income tax expense, and depreciation and amortization to income from continuing operations. EBIT and EBITDA should not be considered substitutes for either income from continuing operations, or for cash flow, as indicators of our operating performance, or for cash flow, as measures of our liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. EBIT decreased 17.5% and EBITDA decreased 13.2% for the year ended December 31, 2006, as compared to the same period in 2005.

Liquidity and Capital Resources

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

Working capital was ($45.8) million and ($4.6) million as of December 31, 2007, and 2006, respectively. Excluding the deferred revenue liability, which does not require a significant additional cash outlay, working capital was $20.9 million and $62.0 million as of December 31, 2007, and 2006, respectively. Cash and cash equivalents were $21.1 million and $31.0 million as of December 31, 2007, and 2006, respectively. There were no short-term investments as of December 31, 2007. Short-term investments was $27.6 million as of December 31, 2006. We expect that our cash position as of December 31, 2007, cash flow generated from operations, and our available revolving credit facility will be sufficient to support our operations for the foreseeable future.

Net cash provided by operating activities was $65.1 million and $68.1 million for the years ended December 31, 2007, and 2006, respectively. The $3.0 million decrease in net cash provided by operating activities was mainly attributable to a $9.8 million decrease in income from continuing operations, which resulted primarily from planned costs required to build panels for the commercialization of the PPM service, and a $3.8 million fluctuation for reduced accruals related to payroll and bonus costs for the year ended December 31, 2007, as compared to the same period in 2006. The decreases in cash previously mentioned were partially offset by a $6.3 million fluctuation associated with prior year net purchases of PPM International inventory as compared to a reduction during 2007 and a $3.2 million net increase in depreciation and amortization caused by increased capitalization of PPM equipment and related software, as well as software related to the accounts receivable and contract management system implemented during the second quarter of 2006 and a $0.9 million cash inflow fluctuation for accrued interest.

Net cash used by investing activities was $0.7 million for the year ended December 31, 2007 and net cash provided by investing activities was $35.4 million for the year ended December 31, 2007. The approximately $36.0 million decrease was attributable to a $27.3 million decrease in net sales of variable-rate demand notes issued by municipal government agencies and auction-rate securities for the year ended December 31, 2007, as compared to the same period in 2006. No auction-rate securities were held at December 31, 2007. The repurchases of shares in 2006 and 2007 of $170.0 million in aggregate, and the repayment of the $50.0 million of senior secured note obligation in 2006 resulted in reduced available cash to invest in short-term investments during the year ended December 31, 2007, as compared to the same period in 2006. Increased capital spending of $5.6 million, related primarily to purchases of computer equipment and leasehold improvements for the year ended December 31, 2007, as compared to the same period in 2006, and a $2.9 million investment in the Project Apollo affiliate paid during the year ended December 31, 2007, also contributed to the decrease in net cash flow attributable to investing activities.

Net cash used in financing activities was $76.0 million and $111.1 million for the year ended December 31, 2007 and 2006, respectively. The $35.1 million fluctuation was driven primarily by our $50.0 million debt repayment made during the quarter ended December 31, 2006, of our then-outstanding senior secured note obligation as compared with $12.0 million of net borrowings in the year ended December 31, 2007, under our revolving credit facility. Additionally, a $1.8 million increase in proceeds was received from stock option exercises for the year ended December 31, 2007, as compared to the same period in 2006, which was the result of higher average stock prices during the first six months of the year ended December 31, 2007. These increases in cash flow were partially offset by the $30.0 million increase in stock repurchases.

On December 20, 2006, we entered into an agreement with a consortium of lenders to provide us up to $150.0 million of financing through a five-year, unsecured revolving credit facility (the “Credit Facility”). The agreement contains an expansion feature that allows us to increase the financing available under the Credit Facility up to $200.0 million. Interest on borrowings under the Credit Facility will be calculated based on a floating rate, which we can select for a duration of up to six months.

Our Credit Facility contains financial terms, covenants and operating restrictions that potentially restrict our financial flexibility. Under the terms of the Credit Facility, we are required to maintain certain leverage and coverage ratios and meet other financial conditions. The agreement contains certain financial covenants and limits, among other things, our ability to sell certain assets, incur additional indebtedness, and grant or incur liens on our assets. Under the terms of the Credit Facility, all of our material domestic subsidiaries, if any, guarantee the commitment. Currently, we do not have any material domestic subsidiaries as defined under the terms of the Credit Facility agreement. Although we do not believe that the terms of the Credit Facility currently limit the operation of our business in any material respect, the terms may restrict or prohibit our ability to raise additional debt capital when needed or could prevent us from investing in other growth initiatives. As of February 15, 2008, we do not have any outstanding debt under the Credit Facility. We have been in compliance with the terms of the Credit Facility since its inception.

On November 16, 2006, our Board of Directors (the “Board”) authorized a program to repurchase up to $100.0 million of our outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices for up to two years. As of October 19, 2007, the program was completed with 2,093,500 shares being repurchased for an aggregate purchase price of approximately $100.0 million.

On November 15, 2007, our Board authorized a program to repurchase up to $200.0 million of our outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices through November 14, 2009. As of February 15, 2008, no shares have been repurchased under this program.

The Board has continued to approve the payment of quarterly dividends of $.10 per common share to the stockholders of record as of the close of business on the 15th of each quarter-end month. For 2007 and 2006, a quarterly dividend payment was made in the month following each quarter-end.

Commercialization of our PPM radio ratings service requires and will continue to require a substantial financial investment. We believe we currently have sufficient cash as well as access to our existing credit facility to fund such requirements. We currently estimate that the annual capital expenditures associated with the PPM ratings service commercialization for audience ratings measurement will be approximately $20.0 million. We also anticipate that, over the first two to three years of commercialization, our results of operations will be materially negatively impacted as a result of the rollout of our PPM ratings service. The amount of capital required for deployment of our PPM ratings service and the impact on our results of operations will be greatly affected by the speed of the rollout schedule. While commercialization of the PPM ratings service will have a near-term negative impact on the Company’s results of operations, which impact likely will be material, restoration of our operating margins following the completion of the PPM transition process in the top 50 U.S. radio markets remains our goal, although there can be no assurance that this will be the case.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Event — Project Apollo” for a description of the decision to terminate Project Apollo.

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

Net cash provided by operating activities was $68.1 million and $77.4 million for the years ended December 31, 2006, and 2005, respectively. The $9.2 million decrease in net cash provided by operating activities was mainly attributable to a $16.9 million decrease in income from continuing operations, which resulted primarily from planned costs required to build PPM panels for markets other than Houston, operate the Houston panel and develop the national marketing research service, and a $6.0 million decrease related to the excess tax benefit from stock option exercises for the year ended December 31, 2005. The decrease related to excess tax benefit from stock option exercises continue to be presented as an operating activity for 2005 in accordance with the modified prospective adoption of SFAS No. 123R on January 1, 2006. These decreases were partially offset by a $6.1 million increase in non-cash share-based compensation also due to the SFAS No. 123R adoption and a $2.6 million increase in deferred taxes.

Net cash provided by operating activities was further impacted by a $5.0 million increase related to accrued expenses and other current liabilities substantially due to a $4.7 million reversal of certain tax contingencies and other items in 2005, partially offset by a $3.3 million decrease in cash flow for increased purchases of PPM International inventory in 2006.

Net cash provided by investing activities was $35.4 million for the year ended December 31, 2006, and net cash used in investing activities was $102.4 million for the year ended December 31, 2005. The $137.7 million increase in cash provided by investing activities was driven primarily by the full year impact of increased net sales of short-term investments of $137.5 million. Our investment in available-for-sale variable rate demand notes issued by municipal government agencies and auction-rate securities began in the fourth quarter ended December 31, 2005. In addition, we acquired Integrated Radio Systems, L.L.C. on September 20, 2005 for $4.2 million. However, no acquisitions were made during the year ended December 31, 2006. These increases in cash flow from investing activities for the year ended December 31, 2006, as compared to the same period of 2005 were partially offset by increased capital spending of $4.1 million, which was largely related to PPM metering equipment purchases during 2006 for the PPM ratings service.

Net cash used in financing activities was $111.1 million and $20.8 million for the year ended December 31, 2006, and 2005, respectively. The $90.3 million fluctuation in financing activities was primarily attributable to the $50.0 million debt prepayment of our senior secured note on October 18, 2006 and a $30.0 million increase in repurchases of our outstanding common stock during the year ended December 31, 2006, as compared to the same period in 2005. The $9.0 million decrease in proceeds from stock option exercises was the result of significantly fewer options nearing expiration and lower average stock prices for the year ended December 31, 2006, as compared to the same period of 2005. Our first quarterly dividend payment to stockholders was paid in April 2005. A $2.7 million increase in dividend payments resulted for the year ended December 31, 2006, as compared to the same period of 2005 because four quarterly dividend payments to stockholders were made during 2006, as compared to the three payments made during the same period of 2005.

The following table summarizes our contractual cash obligations as of December 31, 2007 (in thousands):

	Contractual Obligations
	Less Than	1 - 3	3 - 5	More Than
	1 Year	Years	Years	5 Years	Total
	(In thousands)

Long-term debt (A)	$5,422	$724	$7,362	$—	$13,508
Operating leases (B)	8,778	16,374	12,278	24,540	61,970
Purchase obligations (C)	4,493	—	—	—	4,493
Contributions for retirement plans (D)	2,313	—	—	—	2,313
Unrecognized tax benefits (E)	189	554	238	—	981

	$21,195	$17,652	$19,878	$24,540	$83,265

(A)	On December 20, 2006, we entered into a new credit agreement with a consortium of lenders to provide up to $150.0 million of financing. See Note 11 in the Notes to Consolidated Financial Statements for additional information regarding our revolving credit facility (amounts in table consist of future payments of $5.0 million for short-term debt borrowings, $7.0 million for long-term borrowings, and $1.5 million for interest).

(B)	See Note 13 in the Notes to Consolidated Financial Statements.

(C)	Other than for PPM equipment purchases, we generally do not make unconditional, noncancelable purchase commitments. We enter into purchase orders in the normal course of business, and they generally do not exceed one-year terms.

(D)	Amount represents an estimate of our cash contribution for 2008 for retirement plans. Future cash contributions will be determined based upon the funded status of the plan. See Note 15 in the Notes to Consolidated Financial Statements.

(E)	Amount in table includes $0.3 million of interest and penalties. See Note 14 in the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We did not enter into any off-balance sheet arrangements during 2007 or 2006, nor did we have any off-balance sheet arrangements outstanding at December 31, 2007, or 2006.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold that a tax position is required to meet before being recognized in the financial statements. We adopted FIN No. 48, effective January 1, 2007. The impact of applying FIN No. 48 to our consolidated financial statements was immaterial.

Effective December 31, 2006, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). We currently measure plan assets and benefit obligations as of September 30 of each year. In accordance with the provisions of SFAS No. 158, the measurement date will be required to be as of the date of our fiscal year-end statement of financial position effective for fiscal years ending after December 15, 2008. Our management is evaluating the potential impact of adopting the measurement date provisions of SFAS No. 158 on our consolidated financial statements and expects that such impact will not be material to the financial position results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Our management is evaluating the impact of SFAS No. 157, but does not currently expect the adoption of SFAS No. 157, effective January 1, 2008, to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Our management is evaluating the potential impact of SFAS No. 159 on the consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We hold our cash and cash equivalents in highly liquid securities.

In December 2006, we entered into an agreement with a consortium of lenders to provide us up to $150.0 million of financing through a five-year, unsecured revolving credit facility. Interest on borrowings under the Credit Facility will be calculated based on a floating rate for a duration of up to six months. We do not use derivatives for speculative or trading purposes. As of December 31, 2007, we reported outstanding borrowings under the Credit Facility of $12.0 million, including a $5.0 million short-term portion. A hypothetical market interest rate change of 1% would have an impact of $0.1 million on our results of operations over a twelve-month period.

As of December 31, 2007, both the carrying amount and fair value of the outstanding Credit Facility, which is a floating rate debt obligation, was $12.0 million, including the $5.0 million short-term portion. A hypothetical market interest rate change of 1% would have no impact on the fair value of the Credit Facility.

Foreign Currency Risk

Our foreign operations are not significant at this time, and, therefore, our exposure to foreign currency risk is minimal.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of the independent registered public accounting firm and financial statements are set forth below (see Item 15(a) for a list of financial statements and financial statement schedules):

ARBITRON INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
  Arbitron Inc.:

We have audited the accompanying consolidated balance sheets of Arbitron Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed under item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arbitron Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, of the notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) Share Based Payment, on January 1, 2006, Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans on December 31, 2006 and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Arbitron Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Baltimore, Maryland
February 27, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
  Arbitron Inc.:

We have audited Arbitron Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Arbitron Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Arbitron Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arbitron Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 27, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Baltimore, Maryland
February 27, 2008

ARBITRON INC.

Consolidated Balance Sheets
December 31, 2007 and 2006
(In thousands, except par value data)

	2007	2006

Assets
Current assets
Cash and cash equivalents	$21,141	$31,012
Short-term investments	—	27,625
Trade accounts receivable, net of allowance for doubtful accounts of $1,688 in 2007 and $1,397 in 2006	34,171	30,697
Inventory	829	3,793
Prepaid expenses and other current assets	3,676	3,755
Current assets of discontinued operation held for sale	5,677	5,709
Deferred tax assets	3,124	2,954

Total current assets	68,618	105,545
Investment in affiliates	15,262	13,907
Property and equipment, net	50,183	41,462
Goodwill, net	38,500	38,500
Other intangibles, net	1,252	2,029
Noncurrent assets of discontinued operation held for sale	1,869	1,845
Noncurrent deferred tax assets	4,089	6,134
Other noncurrent assets	770	898

Total assets	$180,543	$210,320

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,338	$9,020
Accrued expenses and other current liabilities	27,702	32,000
Current liabilities of discontinued operation held for sale	4,651	2,563
Current portion of long term debt	5,000	—
Deferred revenue	66,768	66,522

Total current liabilities	114,459	110,105
Long-term debt	7,000	—
Other noncurrent liabilities	10,884	10,959

Total liabilities	132,343	121,064

Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $100.00 par value, 750 shares authorized, no shares issued	—	—
Common stock, $0.50 par value, authorized 500,000 shares, issued 32,338 shares as of December 31, 2007 and 2006	16,169	16,169
Additional paid-in capital	—	53,598
Accumulated earnings (net distributions to Ceridian in excess of accumulated earnings) prior to the March 30, 2001 spin-off	(239,042)	(239,042)
Retained earnings subsequent to spin-off	279,996	266,905
Common stock held in treasury, 4,028 shares in 2007 and 2,646 shares in 2006	(2,014)	(1,323)
Accumulated other comprehensive loss	(6,909)	(7,051)

Total stockholders’ equity	48,200	89,256

Total liabilities and stockholders’ equity	$180,543	$210,320

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Income
Years Ended December 31, 2007, 2006 and 2005
(In thousands, except per share data)

	2007	2006	2005

Revenue	$338,469	$319,335	$300,368

Costs and expenses
Cost of revenue	157,175	120,698	101,811
Selling, general and administrative	79,516	78,511	66,508
Research and development	42,496	44,177	38,399

Total costs and expenses	279,187	243,386	206,718

Operating income	59,282	75,949	93,650
Equity in net income of affiliates	4,057	7,748	7,829

Income from continuing operations before interest and income tax expense	63,339	83,697	101,479
Interest income	2,118	3,010	3,029
Interest expense	665	6,102	4,000

Income from continuing operations before income tax expense	64,792	80,605	100,508
Income tax expense	24,288	30,259	33,218

Income from continuing operations	40,504	50,346	67,290
Income (loss) from discontinued operations, net of taxes	(324)	312	18

Net income	$40,180	$50,658	$67,308

Income per weighted-average common share
Basic
Continuing operations	$1.38	$1.68	$2.16
Discontinued operations	(0.01)	0.01	0.00

Net income	$1.37	$1.69	$2.16

Diluted
Continuing operations	$1.37	$1.67	$2.14
Discontinued operations	(0.01)	0.01	0.00

Net income	$1.35	$1.68	$2.14

Weighted-average common shares used in calculations
Basic	29,399	29,937	31,179
Potentially dilutive securities	266	149	321

Diluted	29,665	30,086	31,500

Dividends declared per common share outstanding	$0.40	$0.40	$0.40

Note: Certain per share data amounts may not total due to rounding.

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2007, 2006 and 2005
(In thousands)

				Accumulated
				Earnings (Net
				Distributions to
				Ceridian in
				Excess of	Retained	Common	Accumulated
	Number of		Additional	Accumulated	Earnings	Stock	Other	Total
	Shares	Common	Paid-in	Earnings)	Subsequent to	Held in	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Prior to Spin-off	Spin-off	Treasury	Loss	Equity

Balance at December 31, 2004	30,960	16,168	101,914	(239,042)	173,360	(688)	(2,504)	49,208
Net income	—	—	—	—	67,308	—	—	67,308
Other comprehensive income (loss) Foreign currency translation	—	—	—	—	—	—	(341)	(341)
Additional minimum pension liability	—	—	—	—	—	—	(1,124)	(1,124)
Income tax benefit	—	—	—	—	—	—	552	552
Dividends declared	—	—	—	—	(12,457)	—	—	(12,457)
Common stock issued	1,033	1	26,091	—	—	515	—	26,607
Noncash share-based compensation	—	—	426	—	—	—	—	426
Common stock repurchased	(949)	—	(39,502)	—	—	(474)	—	(39,976)
Tax benefit from stock option exercises	—	—	5,979	—	—	—	—	5,979

Balance at December 31, 2005	31,044	16,169	94,908	(239,042)	228,211	(647)	(3,417)	96,182
Net income	—	—	—	—	50,658	—	—	50,658
Other comprehensive income (loss) Foreign currency translation	—	—	—	—	—	—	431	431
Retirement and post-retirement liabilities	—	—	—	—	—	—	5,154	5,154
Income tax loss	—	—	—	—	—	—	(2,140)	(2,140)
Dividends declared	—	—	—	—	(11,964)	—	—	(11,964)
Common stock issued	640	—	19,096	—	—	313	—	19,409
Noncash share-based compensation	—	—	6,538	—	—	7	—	6,545
Common stock repurchased	(1,992)	—	(69,004)	—	—	(996)	—	(70,000)
Tax benefits from share-based awards	—	—	2,060	—	—	—	—	2,060
Impact of SFAS No. 158 adoption	—	—	—	—	—	—	(7,079)	(7,079)

Balance at December 31, 2006	29,692	16,169	53,598	(239,042)	266,905	(1,323)	(7,051)	89,256

Net income	—	—	—	—	40,180	—	—	40,180
Other comprehensive income (loss) Foreign currency translation	—	—	—	—	—	—	53	53
Retirement and post-retirement liabilities	—	—	—	—	—	—	198	198
Income tax benefit	—	—	—	—	—	—	(109)	(109)
Dividends declared	—	—	—	—	(11,783)	—	—	(11,783)
Common stock issued	712	—	20,908	—	—	356	—	21,264
Noncash share-based compensation	—	—	6,532	—	—	—	—	6,532
Common stock repurchased	(2,094)	—	(98,953)	—	—	(1,047)	—	(100,000)
Tax benefits from share-based awards	—	—	2,609	—	—	—	—	2,609
Reclass of negative APIC to retained earnings	—	—	15,306	—	(15,306)	—	—	—

Balance at December 31, 2007	28,310	$16,169	$—	$(239,042)	$279,996	$(2,014)	$(6,909)	$48,200

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2007, 2006, and 2005
(In thousands)

	2007	2006	2005

Net income	$40,180	$50,658	$67,308
Other comprehensive (loss) income, net of tax
Foreign currency translation, net of tax (expense) benefit of $(19), $(168), and $131, respectively	34	263	(210)
Retirement plans, net of tax (expense) benefit of $(90), $(1,972) and $421, respectively	108	3,182	(703)

Other comprehensive (loss) income	142	3,445	(913)

Comprehensive income	$40,322	$54,103	$66,395

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005

Cash flows from operating activities
Net income	$40,180	$50,658	$67,308
Less: income (loss) from discontinued operations, net of taxes	(324)	312	18

Income from continuing operations	40,504	50,346	67,290
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation and amortization of property and equipment	11,773	7,842	4,137
Amortization of intangible assets	777	1,550	1,657
Loss on asset disposals	1,263	591	347
Asset impairment charges	831	638	—
Deferred income taxes	1,768	3,902	1,310
Equity in net income of affiliates	(4,057)	(7,748)	(7,829)
Distributions from affiliate	7,800	6,800	7,000
Bad debt expense	1,175	890	426
Tax benefit from stock option exercises	—	—	5,979
Non-cash share-based compensation	6,532	6,545	426
Changes in operating assets and liabilities, excluding effects of business acquisitions
Trade accounts receivable	(4,813)	(6,089)	(4,968)
Prepaid expenses and other assets	124	(690)	(567)
Inventory	2,964	(3,351)	(69)
Accounts payable	485	1,178	2,223
Accrued expense and other current liabilities	(3,558)	1,794	(2,786)
Deferred revenue	1,175	4,638	2,777
Other noncurrent liabilities	121	(1,067)	56
Net operating activities from discontinued operations	198	380	(27)

Net cash provided by operating activities	65,062	68,149	77,382

Cash flows from investing activities
Additions to property and equipment	(25,333)	(19,691)	(15,617)
Purchases of short-term investments	(170,545)	(456,975)	(224,070)
Proceeds from sales of short-term investments	198,170	511,910	141,510
Investments in affiliate	(2,885)	—	—
Payments for business acquisition	—	—	(4,176)
Net investing activities from discontinued operations	(60)	128	2

Net cash provided by (used in) investing activities	(653)	35,372	(102,351)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	21,347	19,584	28,549
Stock repurchases	(100,000)	(70,000)	(39,976)
Tax benefits realized from share-based awards	2,609	1,875	—
Dividends paid to stockholders	(11,914)	(12,103)	(9,358)
Payments for deferred financing costs	—	(447)	—
Borrowings issued on long-term debt	35,000	—
Payments of long-term debt	(23,000)	(50,000)	—

Net cash used in financing activities	(75,958)	(111,091)	(20,785)

Effect of exchange rate changes on cash and cash equivalents	37	362	(299)

Net decrease in cash and cash equivalents	(11,512)	(7,208)	(46,053)
Cash and cash equivalents at beginning of year	33,640	40,848	86,901

Cash and cash equivalents at end of year	$22,128	$33,640	$40,848

Cash and cash equivalents from continuing operations at end of year	21,141	31,012	38,252
Cash and cash equivalents from discontinued operations at end of year	987	2,628	2,596

Cash and cash equivalents at end of year	$22,128	$33,640	$40,848

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

Basis of Consolidation

The consolidated financial statements of Arbitron Inc. (“Arbitron” or the “Company”) for the year ended December 31, 2007, reflect the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries: Arbitron Holdings Inc., Audience Research Bureau S.A. de C.V., Ceridian Infotech (India) Private Limited, CSW Research Limited, Euro Fieldwork Limited, Arbitron International, LLC, and Arbitron Technology Services India Private Limited. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period’s presentation.

The financial information of CSW Research Limited has been separately reclassified within the consolidated financial statements as a discontinued operation. The Company consummated the sale of CSW Research Limited and Euro Fieldwork Limited, a legal subsidiary of CSW Research Limited, on January 31, 2008. See Note 3 for further information.

Description of Business

Arbitron is a leading media and marketing information services firm. Arbitron currently provides four main services: measuring radio audiences in local markets in the United States; measuring national radio audiences and the size and composition of audiences of network radio programs and commercials; providing software used for accessing and analyzing our media audience and marketing information data; and providing consumer, shopping, and media usage information services to radio, cable television, advertising agencies, advertisers, retailers, out-of-home media, online media and, through the Company’s Scarborough Research (“Scarborough”) joint venture with The Nielsen Company, broadcast television and print media.

2.	Summary of Significant Accounting Policies

Revenue Recognition

Syndicated or recurring products and services are licensed on a contractual basis. Revenues for such products and services are recognized over the term of the license agreement as products or services are delivered. Customer billings in advance of delivery are recorded as a deferred revenue liability. Deferred revenue relates primarily to quantitative radio measurement surveys which are delivered to customers in the subsequent quarterly or monthly period. Software revenue is recognized ratably over the life of the agreement in accordance with Statement of Position 97-2, Software Revenue Recognition. Through the standard software license agreement, customers are provided enhancements and upgrades, if any, that occur during their license term at no additional cost. Customer agreements with multiple licenses are reviewed for separation under the provision of Emerging Issues Task Force (“EITF”) EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Sales tax charged to customers is presented on a net basis within the consolidated income statement and excluded from revenues.

Expense Recognition

Direct costs associated with the Company’s data collection, diary processing and development of the Company’s Portable People Meter ratings business are recognized when incurred and are included in cost of revenue. Selling, general, and administrative expenses are recognized when incurred. Research and development expenses consist primarily of expenses associated with the development of new products and customer software and other technical expenses including maintenance of legacy operations and reporting systems.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

Cash Equivalents

Cash equivalents consist primarily of highly liquid investments with insignificant interest rate risk and original maturities of three months or less.

Short-term Investments

Short-term investments consist of municipal and other government-issued variable rate demand notes and auction rate securities recorded by the Company at fair value. These investments are classified as available-for-sale securities, which in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), are stated at fair value. Under SFAS No. 115, unrealized gains and temporary losses for available-for-sale securities are to be reported in accumulated other comprehensive income (loss) and realized gains and losses are to be recognized in earnings. Because the Company’s short-term investments are traded at par, the amount of realized gains and losses included in earnings is zero. Due to the short-term duration of these investments, there is no change in fair value subsequent to the record date of purchase and therefore, the amount of unrealized gain and loss recorded in accumulated other comprehensive income (loss) is zero.

Purchases and sales of these short-term investments consist of the buying and selling of variable rate demand notes and auction rate securities. These investments are investment grade, highly liquid securities. The Company conducts these transactions through various financial institutions which are evaluated for their credit quality.

Trade Accounts Receivable

Trade accounts receivable are recorded at invoiced amounts. The allowance for doubtful accounts is estimated based on historical trends of past due accounts and write-offs, as well as a review of specific accounts.

Inventories

Inventories consist of PPM equipment held for resale to international licensees of the PPM service. The inventory is accounted for on a first-in, first-out (FIFO) basis.

Property and Equipment

Property and equipment are recorded at cost and depreciated or amortized on a straight-line basis over the estimated useful lives of the assets, which are as follows:

Computer equipment	3 years
Purchased and internally developed software	3 – 5 years
Leasehold improvements	Shorter of useful life or life of lease
Machinery, furniture and fixtures	3 – 6 years

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

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

assessment quarterly to determine if it is probable that all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value.

Investment in Affiliates

Investment in affiliates is accounted for using the equity method where the Company has an ownership interest of 50% or less and the ability to exercise significant influence or has a majority ownership interest but does not have the ability to exercise effective control.

Goodwill and Other Intangibles

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The Company performs its annual impairment test at the reporting unit level as of January 1st for each fiscal year. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of have been reported at the lower of the carrying amount or fair value less costs to sell, and effective with the date classified as held for sale, would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale, as well as the results of operations and cash flows of the disposal group, if any, are presented separately in the appropriate sections of the consolidated financial statements for all periods presented.

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

Pro Forma Disclosures of Stock-Based Compensation

During the year ended December 31, 2005, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”) and related interpretations, including Financial Accounting Standards Board

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

(“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the options. In the case of issuances of stock awards, compensation expense was recorded based upon the quoted market value of shares of common stock on the date of grant. Any resulting compensation expense was recognized ratably over the vesting period. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transitions and Disclosure (“SFAS No. 123”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS No. 123. Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payments Revised (“SFAS No. 123R”), and began recognizing share-based compensation expense using a fair-value-based method. The following table illustrates the effect on net income and net income per share if the fair-value-based method had been applied to all outstanding share-based awards in the year ended December 31, 2005:

2005

(dollars in thousands, except per share data):
Net income, as reported	$67,308
Add: Nonemployee stock-based compensation expense, net of tax	263
Less: Stock-based compensation expense determined under fair value method, net of tax	5,537

Pro forma net income	$62,034

Basic net income per weighted average common share, as reported	$2.16
Pro forma net income per weighted average common share	$1.99
Diluted net income per weighted average common share, as reported	$2.14
Pro forma net income per weighted average common share	$1.98
Options granted to employees and directors	591,961
Weighted-average exercise price	$40.80
Weighted-average fair value	$13.72
Weighted-average assumptions:
Expected lives in years	6.5
Expected volatility	28.5%
Expected dividend rate	1%
Risk-free interest rate	3.89%

Net Income per Weighted Average Common Share

The computations of basic and diluted net income per weighted-average common share for 2007, 2006, and 2005 are based on Arbitron’s weighted-average shares of common stock and potentially dilutive securities outstanding.

Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period. As of December 31, 2007, 2006, and 2005, there were options to purchase 1,685,251, 2,102,596, and 2,416,733 shares of the Company’s common stock outstanding, respectively, of which options to purchase 183,110, 767,894, and 621,148 shares of the Company’s common stock, respectively, were excluded from the computation of the diluted net income per weighted-average common share, either because the options’ exercise prices were greater than the average market price of the Company’s common shares or assumed

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

repurchases from proceeds from the options’ exercise were antidilutive. The Company elected to use the short-cut method of determining its initial hypothetical tax benefit windfall pool and, in accordance with provisions under SFAS No. 123R, the assumed proceeds associated with the entire amount of tax benefits for share-based awards granted prior to SFAS No. 123R adoption were used in the diluted shares computation. For share-based awards granted subsequent to the January 1, 2006 SFAS No. 123R adoption date, the assumed proceeds for the related excess tax benefits were considered in the diluted shares computation.

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

Advertising Expense

The Company recognizes advertising expense the first time advertising takes place. Advertising expense for the years ended December 31, 2007, 2006 and 2005, was $1.7 million, $1.8 million and $1.6 million, respectively.

Accounting Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include: valuation allowances for receivables and deferred income tax assets, loss contingencies, and assets and obligations related to employee benefits. Actual results could differ from those estimates.

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

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company adopted FIN No. 48 effective January 1,

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

2007. The impact of applying FIN No. 48 to the Company’s consolidated financial statements was immaterial. For further information, see Note 14 in the Notes to Consolidated Financial Statements.

Effective December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). Arbitron currently measures plan assets and benefit obligations as of September 30 of each year. In accordance with the provisions of SFAS No. 158, the measurement date will be required to be as of the date of the Company’s fiscal year-end statement of financial position effective for fiscal years ending after December 15, 2008. The management of the Company is evaluating the potential impact of adopting the measurement date provisions of SFAS No. 158 on the Company’s consolidated financial statements and expects that such impact will not be material to the financial position, results of operations, or cash flows of the Company. For further disclosure, see Note 15 in the notes to consolidated financial statements.

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

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

3.	Discontinued Operation Held for Sale

During the fourth quarter of 2007, the Company approved a plan to sell CSW Research Limited (“Continental Research”), which represents a component of the Company’s international operations. Through the Company’s Continental Research business, it has historically provided custom research services to the media, advertising, business-to-business, public sector, telecommunications and Internet industries in the United Kingdom and elsewhere in Europe. As of December 31, 2007, the net assets of the Continental Research disposal group were available for immediate sale at a reasonable price, with respect to its fair value, and management expected to locate a buyer within one year. The Company will not have any significant continuing involvement in Continental Research’s ongoing operations once the sale is completed. In accordance with SFAS No. 144, the net assets, results of operations, and cash flow activity of Continental Research have been reclassified separately as a discontinued operation held for sale within the consolidated financial statements for all periods presented. On January 31, 2008, the Continental Research business was sold at a gain on sale of less than $1.0 million. The following tables present key information associated with the net assets and operating results of the discontinued operations for the reporting periods included in the Company’s 2007 consolidated financial statements ( in thousands):

	December 31,	December 31,
Assets and Liabilities of Discontinued Operations	2007	2006

Cash	$987	$2,628
Receivables	4,112	2,599
Deferred taxes-current	49	70
Prepaids and other current assets	529	412

Current assets	5,677	5,709

Property, plant and equipment	46	8
Goodwill	2,058	2,058
Deferred taxes-noncurrent	(235)	(221)

Noncurrent assets	1,869	1,845

Total assets	$7,546	$7,554

Accounts payable	$1,499	$952
Accrued expenses and other current liabilities	2,526	1,258
Deferred revenue	626	353

Total liabilities	$4,651	$2,563

Accumulated other comprehensive income	$376	$352

	Years Ended December 31,
Results of Operations of Discontinued Operations	2007	2006	2005

Revenue	$13,578	$9,915	$9,587
Operating income	119	313	(42)
Net interest income	126	92	91
Income before income tax expense	245	405	49
Income tax expense	569	93	31
Income (loss) from discontinued operations	$(324)	$312	$18

During December 2007, a $1.4 million distribution of accumulated earnings was received by the Company from Continental Research in anticipation of the sale. This distribution was recognized as taxable dividend income

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

in the United States. The related tax accrual was recognized as additional income tax expense and included in the results of discontinued operations for the year ended December 31, 2007.

4.	Inventories

Inventories as of December 31, 2007, and 2006, consisted of $0.8 million and $3.8 million, respectively, of PPM equipment held for resale to international licensees of the PPM service. The inventory is accounted for on a first-in, first-out (FIFO) basis.

5.	Short-term Investments

All of the Company’s short-term investment assets are classified as available-for-sale securities in accordance with SFAS No. 115. There were no short-term investments as of December 31, 2007. Short-term investments as of December 31, 2006, consisted of $27.6 million in municipal and other government-issued variable-rate demand notes and auction-rate securities recorded by the Company at fair value.

For the years ended December 31, 2007, 2006, and 2005, gross purchases of available-for-sale securities were $170.5 million, $457.0 million and $224.1 million, respectively, and gross proceeds from sales of available-for-sale securities were $198.2 million, $511.9 million and $141.5 million, respectively. For the year ended December 31, 2005, gross sales of available-for-sale securities was $171.5 million, which includes $141.5 million in proceeds and a $30.0 million receivable from brokers on unsettled trades.

6.	Investment in Affiliates

Investment in affiliates consists of the Company’s 49.5% interest in Scarborough, a syndicated, qualitative local market research partnership, and the Company’s 50.0% interest in Project Apollo LLC, a pilot national marketing research service. Both investments are accounted for using the equity method of accounting. The following table shows the investment activity for each of the Company’s affiliates and in total for 2007 (in thousands): Scarborough was the only affiliate owned by the Company during 2006 and 2005.

Summary of Investment Activity in Affiliates (in thousands)

	Scarborough	Project Apollo	Total

Beginning balance at January 1, 2007	$13,907	$—	$13,907
Equity in net income (loss)	8,313	(4,256)	4,057
Distributions from affiliates	(7,800)	—	(7,800)
Non-cash investments in affiliates	—	2,213	2,213
Cash investments in affiliates	—	2,885	2,885

Ending balance at December 31, 2007	$14,420	$842	$15,262

Equity in net income from affiliates was $4.1 million, $7.7 million and $7.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. Distributions from affiliates was $7.8 million, $6.8 million and $7.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Under the Scarborough partnership agreement, the Company has the exclusive right to license Scarborough’s services to radio stations, cable companies, and out-of-home media, and a nonexclusive right to license Scarborough’s services to advertising agencies and advertisers. The Company pays a royalty fee to Scarborough based on a percentage of revenues. Royalties of $26.4 million, $24.0 million and $21.7 million for 2007, 2006 and 2005, respectively, are included in cost of revenue in the Company’s consolidated statements of income. Accrued royalties due to Scarborough as of December 31, 2007 and 2006 of $6.0 million and $6.1 million, respectively, are included in accrued expenses and other current liabilities in the consolidated balance sheets.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

Scarborough’s revenue was $67.4 million, $61.1 million and $55.9 million in 2007, 2006 and 2005, respectively. Scarborough’s net income was $16.6 million, $15.5 million and $15.7 million, respectively. Scarborough’s total assets and liabilities were $36.5 million and $3.0 million, and $34.6 million and $2.1 million, as of December 31, 2007 and 2006, respectively.

On February 25, 2008, the Company announced its agreement with Nielsen to terminate Project Apollo LLC. Project Apollo LLC’s revenue was $3.3 million for the year ended December 31, 2007. Although the plan for the winding down and liquidation of Project Apollo has not been finalized, the Company currently estimates that those expenses in 2008 will be approximately $2.0 million to $3.0 million. Project Apollo LLC’s total assets and liabilities were $3.1 million and $1.4 million as of December 31, 2007, respectively. Project Apollo LLC’s net loss was $8.5 million for the year ended December 31, 2007.

7.	Property and Equipment

Property and equipment as of December 31, 2007 and 2006 consist of the following (in thousands):

	2007	2006

Purchased and internally developed software	$35,089	$28,856
Portable People Meter equipment	17,883	15,882
Computer equipment	14,388	12,461
Leasehold improvements	11,910	7,226
Machinery, furniture and fixtures	7,164	5,522

	86,434	69,947
Accumulated depreciation and amortization	(36,251)	(28,485)

Property and equipment, net	$50,183	$41,462

Depreciation and amortization expense for 2007, 2006 and 2005 was $11.8 million, $7.8 million and $4.1 million, respectively. Impairment charges recorded for 2007, and 2006 were $0.8 million and $0.6 million, respectively. No impairment charge was recorded during 2005. Interest costs capitalized during 2007 and 2006 were less than $0.1 million and $1.0 million, respectively.

8.	Goodwill and Other Intangible Assets

Goodwill is measured for impairment annually as of January 1 under the guidance set forth in SFAS No. 142. During 2007, 2006 and 2005, the Company tested its goodwill in accordance with SFAS No. 142 and concluded that no impairment charge was required. Intangible assets, which consist primarily of acquired software, customer lists and noncompete agreements, with finite lives are being amortized to expense over their estimated useful lives. As of December 31, 2007 and 2006, the Company had no intangible assets with indefinite useful lives. Amortization expense for intangible assets for 2007, 2006 and 2005 was $0.8 million, $1.6 million and $1.7 million, respectively. Amortization expense for intangible assets is estimated to be $0.3 million in 2008, $0.1 million in 2009, $0.1 million in 2010, $0.1 million in 2011, $0.1 million in 2012, and $0.6 million thereafter.

In accordance with SFAS No. 144, the net assets, results of operations, and cash flow activity of Continental Research, including any related goodwill, have been reclassified as a discontinued operation held for sale and will be presented separately from the continued operations within the reported consolidated financial statements for all periods presented. See Note 3 for further information.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2007 and 2006 consist of the following (in thousands):

	2007	2006

Employee compensation and benefits	$17,832	$20,097
Royalties due to Scarborough	5,965	6,067
Dividend payable	2,829	2,960
Other	1,076	2,876

	$27,702	$32,000

10.	Purchase Acquisition

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

Disclosure of pro forma results for this acquisition was not required under SFAS No. 141, Business Combinations, due to immateriality.

11.	Long-term Debt

Long-term debt as of December 31, 2007 was $12.0 million, including $5.0 million of short-term outstanding borrowings. There was no long-term debt as of December 31, 2006.

On October 18, 2006, the Company prepaid its then-outstanding senior-secured notes obligation using $50.0 million of its available cash and short-term investments. Under the original terms of the note agreement, the notes carried a fixed interest rate of 9.96% and a maturity date of January 31, 2008. In accordance with the provisions of the note agreement, the Company was obligated to pay an additional make-whole interest amount of $2.6 million. The Company accelerated the amortization of the outstanding balance of deferred financing costs associated with the debenture in the amount of $0.3 million. Both of these amounts were expensed as interest in the Company’s financial statements during the fourth quarter of 2006.

On December 20, 2006, the Company entered into an agreement with a consortium of lenders to provide up to $150.0 million of financing to the Company through a five-year, unsecured revolving credit facility (the “Credit Facility”) expiring on December 20, 2011. The agreement permits the Company to increase the financing available under the Credit Facility up to $200.0 million provided that any number of lenders is willing to increase the size of their commitment. The Credit Facility includes a $15.0 million maximum letter of credit commitment. As of December 31, 2007, outstanding borrowings under the Credit Facility were $12.0 million. The current portion of debt recorded by the Company at December 31, 2007 was $5.0 million, which represents the portion of the Company’s Credit Facility subject to an outstanding irrevocable notice of prepayment, payable in the short-term and communicated to the lender prior to December 31, 2007. As of December 31, 2007 and 2006, the Company was in compliance with the terms of its Credit Facility agreement.

The Credit Facility has two borrowing options, a Eurodollar rate option or an alternate base rate option, as defined in the agreement. Under the Eurodollar option, the Company may elect interest periods of one, two, three or six months at the inception date and each renewal date. Borrowings under the Eurodollar option bear interest at the London Interbank Offered Rate (LIBOR) plus a margin of 0.575% to 1.25%. Borrowings under the base rate option bear interest at the higher of the lead lender’s prime rate or the Federal Funds rate plus 50 basis points, plus a margin

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

of 0.00% to 0.25%. The specific margins, under both options, are determined based on the Company’s ratio of indebtedness to earnings before interest, income taxes, depreciation, amortization and non-cash share-based compensation (the “leverage ratio”), and is adjusted every ninety days. The agreement contains a facility fee provision whereby the Company is charged a fee, ranging from 0.175% to 0.25%, applied to the total amount of the commitment. Under the terms of the Credit Facility, the Company is required to maintain certain leverage and coverage ratios and meet other financial conditions. The agreement contains certain financial covenants, and limits, among other things, the Company’s ability to sell certain assets, incur additional indebtedness, and grant or incur liens on its assets. Under the terms of the Credit Facility, all of the Company’s material domestic subsidiaries, if any, guarantee the commitment. As of December 31, 2007 and 2006, the Company had no material domestic subsidiaries as defined by the terms of the Credit Facility.

If a default occurs on outstanding borrowings, either because the Company is unable to generate sufficient cash flow to service the debt or because the Company fails to comply with one or more of the restrictive covenants, the lenders could elect to declare all of the then outstanding borrowings, as well as accrued interest and fees, to be immediately due and payable. In addition, a default may result in the application of higher rates of interest on the amounts due.

The fair value of the outstanding borrowing under the Credit Facility, including the short-term portion, as of December 31, 2007 was $12.0 million, which due to the floating rate nature of the debt, approximates its carrying amount. Interest paid in 2007, 2006 and 2005 was $0.5 million, $7.5 million, including the $2.6 million make-whole provision amount mentioned previously, and $5.0 million, respectively. Interest capitalized in 2007, 2006, and 2005 was less than $0.1 million, $1.0 million, and $1.2 million, respectively. Non-cash amortization of deferred financing costs classified as interest expense in 2007, 2006 and 2005 was $0.1 million, $0.4 million, and $0.2 million, respectively.

12.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006

Retirement plan liabilities, net of tax	$(7,283)	$(312)
Foreign currency translation adjustment, net of tax	374	340

	(6,909)	28
Impact of SFAS No. 158 adoption, net of tax	—	(7,079)

Accumulated other comprehensive loss	$(6,909)	$(7,051)

Effective December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106, and 132 (R) (“SFAS No. 158”). The provisions of SFAS No. 158 require that the funded status of the Company’s pension plans and the benefit obligations of the Company’s post-retirement benefit plans be reported on the Company’s balance sheet. Appropriate adjustments were made to various assets and liabilities as of December 31, 2006. An offsetting after-tax effect of $7.1 million was recorded as a component of other comprehensive loss as of December 31, 2006 rather than as an adjustment to the ending balance of accumulated other comprehensive loss. In compliance with the provisions of SFAS No. 158, the presentation of comprehensive income for the year ended December 31, 2006 was revised herein to exclude the impact of the adoption of SFAS No. 158 in this Annual Report on Form 10-K for the year ended December 31, 2007. This adjusted the 2006 comprehensive income from $47.0 million to $54.1 million.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

13.	Commitments and Contingencies

Leases

The Company conducts all of its operations in leased facilities and leases certain equipment which have minimum lease obligations under noncancelable operating leases. Certain of these leases contain rent escalations based on specified percentages. Most of the leases contain renewal options and require payments for taxes, insurance and maintenance. Rent expense is charged to operations as incurred except for escalating rents, which are charged to operations on a straight-line basis over the life of the lease. Rent expense was $8.9 million, $9.3 million and $9.0 million in 2007, 2006 and 2005, respectively.

Future minimum lease commitments under noncancelable operating leases having an initial term of more than one year, are as follows (in thousands):

2008	$8,778
2009	8,630
2010	7,744
2011	6,964
2012	5,314
Thereafter	24,540

$61,970

Legal Matters

The Company is involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. Legal costs for services rendered in the course of these proceedings are charged to expense as they are incurred.

During 2005, the Pennsylvania Department of Revenue concluded a sales tax audit and notified us of an assessment of $3.6 million, including outstanding sales tax and accumulated interest since 2001. Consistent with the findings of a previous Pennsylvania sales tax audit, the Company contended that it provided nontaxable services to its Pennsylvania customers. In an effort to avoid protracted litigation and the related costs, the Company offered a settlement in the amount of $0.3 million, which was accepted by the Office of Attorney General in 2007.

14.	Income Taxes

The provision for income taxes on continuing operations is based on income recognized for consolidated financial statement purposes and includes the effects of permanent and temporary differences between such income and income recognized for income tax return purposes. As a result of the reverse spin-off from Ceridian, deferred tax assets consisting of net operating loss and credit carryforwards were transferred from Ceridian to the Company, along with temporary differences related to the Company’s business. The net operating loss carryforwards will expire in various amounts from 2008 to 2027.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

The components of income from continuing operations before income tax expense and a reconciliation of the statutory federal income tax rate to the income tax rate on income from continuing operations before income tax expense for the years ended December 31, 2007, 2006 and 2005 are as follows (dollars in thousands):

	2007	2006	2005

Income from continuing operations before income tax expense:
U.S.	$64,562	$80,470	$100,575
International	230	135	(67)

Total	$64,792	$80,605	$100,508

Income tax expense:
Current:
U.S.	$20,817	$25,463	$30,841
State, local and foreign	1,703	894	1,067

	22,520	26,357	31,908

Deferred:
U.S.	478	1,410	(975)
State, local and foreign	1,290	2,492	2,285

Total	1,768	3,902	1,310

	$24,288	$30,259	$33,218

U.S. statutory rate	35.0%	35.0%	35.0%

Income tax expense at U.S. statutory rate	$22,677	$28,211	$35,179
State income taxes, net of federal benefit	1,902	2,183	3,208
Tax-exempt interest income	(613)	(1,052)	(524)
Meals and entertainment	358	278	264
Foreign tax credit	(452)	—	—
Increase in valuation allowance for foreign tax credit	452	—	—
Reduction in valuation allowance for state NOLs	(12)	(252)	(930)
Adjustments to tax liabilities	294	722	(3,868)
Other	(318)	169	(111)

Income tax expense	$24,288	$30,259	$33,218

Effective tax rate	37.5%	37.5%	33.1%

The effective tax rate on continuing operations was 37.5% for the year ended December 31, 2007. During 2007, certain liabilities for tax contingencies related to prior periods were recognized in accordance with Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes. Certain other liabilities were reversed due to the settlement and completion of income tax audits and returns and the expiration of audit statutes during the year. The impact of these changes to the Company’s consolidated financial statements was immaterial.

The effective tax rate on continuing operations of 37.5% in 2006 reflected a net tax expense of $0.4 million, primarily due to changes in the tax contingency liability. The effective tax rate on continuing operations of 33.1% in 2005 reflected a net benefit of $4.7 million, primarily due to changes in liabilities for tax contingencies and a change in the valuation allowance related to certain state net operating losses.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

On January 1, 2007, Arbitron adopted the provisions of FIN No. 48, and assessed all material positions taken on income tax returns for years through December 31, 2006, that are still subject to examination by relevant taxing authorities. The impact of applying the provisions of FIN No. 48 was immaterial to the Company’s consolidated financial statements.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Total
(In thousands)

Balance at January 1, 2007	$743
Increases related to current year tax positions	154
Increases related to prior year’s tax positions	284
Expiration of the statute of limitations for the assessment of taxes	(200)

Balance at December 31, 2007	$981

During 2007, the Company’s net unrecognized tax benefits for certain tax contingencies increased by $0.2 million to $1.0 million as of December 31, 2007. If recognized, the $1.0 million of unrecognized tax benefits would reduce the Company’s effective tax rate in future periods.

The Company accrues potential interest and penalties and recognizes income tax expense where, under relevant tax law, interest and penalties would be assessed if the uncertain tax position ultimately were not sustained. The Company has recorded a liability for potential interest and penalties of $0.3 million as of December 31, 2007.

Management determined it is reasonably possible that certain unrecognized tax benefits as of December 31, 2007 will decrease during the subsequent 12 months due to the expiration of statutes of limitations and due to the settlement of certain state audit examinations. The estimated decrease in these unrecognized federal tax benefits and the estimated decrease in unrecognized tax benefits from various states are both immaterial.

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

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

Temporary differences and the resulting deferred income tax assets of continuing operations as of December 31, 2007 and 2006 were as follows (dollars in thousands):

	2007	2006

Deferred tax assets:
Current deferred tax assets
Accruals	$1,900	1,927
Net operating loss carryforwards	1,224	1,027

	3,124	2,954

Noncurrent deferred tax assets
Benefit plans	$5,966	$5,962
Depreciation	2,101	2,023
Accruals	805	644
Net operating loss carryforwards	202	1,135
FAS 123R share-based compensation	3,588	2,142
Partnership interest	2,265	2,416
Other	685	250

	15,612	14,572
Less valuation allowance	(452)	(12)

Total deferred tax assets	$18,284	$17,514

Deferred tax liabilities:
Noncurrent deferred tax liabilities
Goodwill and other intangible amortization	$(8,229)	$(5,906)
Benefit plans	(2,707)	(2,385)
Other	(135)	(135)

Total deferred tax liabilities	(11,071)	(8,426)

Net deferred tax assets	$7,213	$9,088

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which the temporary differences become deductible and before tax credits or net operating loss carryforwards expire. Management considered historical results of Arbitron during the previous three years and projected future U.S. and foreign taxable income and determined that a valuation allowance of $0.5 million and less than $0.1 million was required as of December 31, 2007 and 2006, respectively, for certain state net operating loss and foreign tax credit carryforwards.

During 2006, an adjustment of $3.8 million related to the Company’s partnership interest in Scarborough was made to increase the net deferred tax asset and a corresponding adjustment was made to accumulated earnings prior to the reverse spin-off from Ceridian Corporation. The effective date for the adjustment was March 30, 2001, the date of the spin-off.

Income taxes paid on continuing operations in 2007, 2006 and 2005 were $19.3 million, $25.6 million and $31.4 million, respectively.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

15.	Retirement Plans

Adoption of SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, which requires the recognition of the overfunded or underfunded status of a defined benefit plan as an asset or liability in the balance sheet and to recognize any changes in that funded status through comprehensive income. SFAS No. 158 required the Company to measure the funded status of a plan as of December 31, 2006 and to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company currently measures planned assets and benefit obligations as of September 30 each year. In accordance with the provisions of SFAS No. 158, the measurement date will be required to be as of the date of the Company’s fiscal year-end statement of financial position effective for fiscal years ending after December 15, 2008. The incremental impact of adopting the funded status recognition requirements of SFAS No. 158, on the assets and liabilities of the Company’s defined benefit plans and other retirement plans included in the line items of the consolidated balance sheet as of December 31, 2006, is shown in the accompanying table (in thousands):

	Incremental Impact of FAS 158 Adoption
	Incremental Impact of SFAS No. 158 Adoption
	As of December 31, 2006
	Before		After
	SFAS No. 158		SFAS No. 158
	Adoption	Adjustment	Adoption

Noncurrent deferred tax asset	$(1,122)	$4,699	$3,577
Other noncurrent assets	6,172	(6,172)	—
Total assets	5,050	(1,473)	3,577
Accrued expenses and other current liabilities	(1,318)	249	(1,069)
Noncurrent liabilities	3,266	5,357	8,623
Total liabilities	1,948	5,606	7,554
Accumulated other comprehensive loss	(312)	(7,079)	(7,391)
Total stockholders’ equity	$(312)	$(7,079)	$(7,391)

The net earnings and cash flows of the Company for the year ended December 31, 2006, were not impacted by the adoption of SFAS No. 158.

Pension Benefits

Certain of Arbitron’s U.S. employees participate in a defined benefit pension plan that closed to new participants effective January 1, 1995. Benefits under the plan for most eligible employees are calculated using the final five-year average salary of the employee. Employees participate in this plan by means of salary reduction contributions. Retirement plan funding amounts are based on independent consulting actuaries’ determination of the Employee Retirement Income Security Act of 1974 funding requirements.

The Company’s discount rate on its actuarially determined benefit obligations was 6.0%, 5.75%, and 5.50% as of September 30, 2007, 2006, and 2005, respectively, the measurement date for the Company’s valuation as of those dates. The discount rate was determined using Moody’s AA Corporate bond yields, which closely approximated the duration of the Company’s benefit obligation. Due primarily to an increase in the discount rate, the amount of Company contributions, and the effect of the plan’s investment experience as of the September 30, 2007 and 2006 measurement dates on the valuation of plan assets, the fair value of plan assets exceeded the accumulated benefit obligation of the plan for both years. Pension expense was $1.1 million, $1.4 million and $1.3 million for 2007, 2006 and 2005, respectively. The Company’s projected benefit obligations exceeded plan assets by $2.6 million and $3.5 million as of September 30, 2007 and 2006, respectively.

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

Arbitron’s investment strategy is to diversify assets so that adverse results from one asset or asset class will not have an unduly detrimental effect on the entire portfolio. Diversification includes by type, by characteristic, and by number of investments, as well as by investment style of management organization. Cash held and intended to pay benefits is considered to be a residual asset in the asset mix, and therefore, compliance with the ranges and targets specified shall be calculated excluding such assets. Assets of the plan do not include securities issued by Arbitron. The target allocation for each asset class is 60% equity securities and 40% debt securities. Arbitron’s pension plan weighted-average asset allocations as of September 30, 2007 and 2006, by asset category were as follows:

	Plan Assets
	as of September 30,
Asset Category	2007	2006

Equity securities	59%	59%
Debt securities	40%	39%
Cash and cash equivalents	1%	2%

Total	100%	100%

The components of net periodic cost for 2007, 2006, and 2005 are as follows (in thousands):

Net Periodic Cost	2007	2006	2005

Service cost of benefits	$869	$966	$809
Interest cost	1,781	1,651	1,549
Expected return on plan assets	(2,208)	(1,970)	(1,674)
Amortization of net actuarial loss	661	719	559
Amortization of prior service cost	22	22	22

Total	$1,125	$1,388	$1,265

Other changes in plan assets and projected benefit obligation recognized in other comprehensive income
Net actuarial loss	696	N/A	N/A
Amortization of net actuarial gain	(661)	N/A	N/A
Amortization of prior service cost	(22)	N/A	N/A

Recognized in other comprehensive income	13	N/A	N/A

Recognized in net periodic pension cost and other comprehensive income	$1,138	N/A	N/A

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

Arbitron’s estimate for contributions to be paid in 2008 is $2.0 million. The expected benefit payments are as follows (in thousands):

2008	$2,289
2009	2,036
2010	1,899
2011	2,037
2012	2,217
2013-2017	12,825

$23,303

The accumulated benefit obligation for the defined benefit pension plan was $30.4 million and $26.1 million as of September 30, 2007 and 2006, respectively.

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

The accumulated benefit obligation for the supplemental plans as of September 30, 2007 and 2006 was $2.8 million and $2.4 million, respectively. As of December 31, 2007 and 2006, prepaid pension costs of $0.3 million and $0.5 million, respectively, were held in benefit protection trusts and included in other noncurrent assets in the consolidated balance sheets. Arbitron’s estimate for contributions to be paid in 2008 is $0.2 million. The expected benefit payments are as follows (in thousands):

2008	$229
2009	872
2010	277
2011	236
2012	255
2013-2017	1,281

$3,150

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

The components of net periodic cost for the supplemental retirement plans for the years 2007, 2006, and 2005 are as follows (in thousands):

Net Periodic Cost	2007	2006	2005

Service cost of benefits	$130	$57	$57
Interest cost	209	162	136
Expected return on plan assets	—	—	—
Amortization of net actuarial loss	193	123	155
Amortization of prior service cost	(22)	(22)	(22)

Total	$510	$320	$326

Other changes in plan assets and projected benefit obligation recognized in other comprehensive income
Net actuarial loss	$71	N/A	N/A
Amortization of net actuarial gain	(193)	N/A	N/A
Amortization of prior service cost	22	N/A	N/A

Recognized in other comprehensive income	$(100)	N/A	N/A

Recognized in net periodic cost and other comprehensive income	$410	N/A	N/A

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

The funded status of the plan as of the measurement dates of September 30, 2007 and 2006, and change in funded status for the annual periods ended September 30, 2007 and 2006 are shown in the accompanying table for the Company’s pension and supplemental retirement plans, along with the assumptions used in the calculations.

	Defined Benefit		Supplemental
	Pension Plan		Retirement Plans
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Change in projected benefit obligation
At beginning of period	$31,934	$30,286	$3,653	$2,972
Service cost	869	966	130	57
Interest cost	1,781	1,651	209	162
Plan participants’ contributions	347	348	64	50
Actuarial loss	2,053	631	75	552
Benefits paid	(2,095)	(1,948)	(130)	(140)

At end of period	$34,889	$31,934	$4,001	$3,653

Change in fair value of plan assets
At beginning of period	$28,474	$25,124	$—	$—
Actual return on plan assets	3,565	2,078	—	—
Employer contribution	1,982	2,872	130	140
Plan participants’ contributions	347	348	—	—
Benefits paid	(2,095)	(1,948)	(130)	(140)

At end of period	$32,273	$28,474	$—	$—

Funded status	$(2,616)	$(3,460)	$(4,001)	$(3,653)
Contributions between measurement date and year end	—	—	16	12

Net pension liability at fiscal year end	$(2,616)	$(3,460)	$(3,985)	$(3,641)

Amounts recognized in accumulated other comprehensive income
Net actuarial loss	$9,595	$9,560	$1,722	$1,843
Prior service cost	$50	$72	$(50)	$(72)
Estimated amounts of accumulated other comprehensive to be recognized as net periodic cost during 2008
Net actuarial loss	$728	$661	$184	$193
Prior service cost	$22	$22	$(22)	$(22)
Weighted-average assumptions
Discount rate — components of cost	5.75%	5.50%	5.75%	5.50%
Discount rate — benefit obligations	6.00%	5.75%	6.00%	5.75%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

Postretirement Benefits

Arbitron provides health care benefits for eligible retired employees who participate in the pension plan and were hired before January 1, 1992. These postretirement benefits are provided by several health care plans in the

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

United States for both pre-age 65 retirees and certain grandfathered post-age 65 retirees. Employer contributions to these plans differ for various groups of retirees and future retirees. Employees hired before January 1, 1992 and retiring after that date may enroll in plans for which a Company subsidy is provided through age 64.

The Company’s discount rate on its actuarially determined benefit obligations is 6.0%, 5.75%, and 5.50% as of September 30, 2007, 2006, and 2005, respectively, the measurement date for the Company’s valuation as of those dates. The discount rate was determined using Moody’s AA Corporate bond yields, which closely approximated the duration of the Company’s benefit obligation.

The Company’s postretirement benefit liability was $1.5 million as of both December 31, 2007, and 2006. The Company’s postretirement benefit expense was $0.2 million, $0.2 million, and $0.1 million for the years ended December 31, 2007, 2006, and 2005, respectively. The plan is unfunded.

Arbitron expects to make $0.1 million in contributions in 2008. The expected benefit payments are as follows (in thousands):

2008	$84
2009	97
2010	107
2011	112
2012	122
2013-2017	759

$1,281

The components of net periodic cost for 2007, 2006, and 2005 are as follows (in thousands):

Net Periodic Cost	2007	2006	2005

Service cost of benefits	$39	$36	$36
Interest cost	87	83	73
Amortization of net actuarial loss	44	47	32

Total	$170	$166	$141

Other changes in plan assets and projected benefit obligation recognized in other comprehensive income
Net actuarial gain	$(67)	N/A	N/A
Amortization of net actuarial gain	(44)	N/A	N/A

Recognized in other comprehensive income	$(111)	N/A	N/A

Recognized in net periodic cost and other comprehensive income	$59	N/A	N/A

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

The accompanying table presents the balances of and changes in the aggregate benefit obligation as of the measurement dates of September 30, 2007 and 2006 (in thousands):

	Postretirement Plan
	September 30,
	2007	2006

Change in benefit obligation during the period
At beginning of period	$1,535	$1,159
Service cost	39	36
Interest cost	87	83
Plan participants’ contributions	28	28
Actuarial loss (gain)	(67)	349
Benefits paid	(74)	(120)

At end of period	$1,548	$1,535

Change in fair value of plan assets
At beginning of period	$—	$—
Employer contribution	46	92
Plan participants’ contributions	28	28
Benefits paid	(74)	(120)

At end of period	$—	$—

Funded status	$(1,548)	$(1,535)
Contributions between measurement date and year end	16	13

Net postretirement liability at fiscal year end	$(1,532)	$(1,522)

Amounts recognized in accumulated other comprehensive income
Net actuarial loss	$523	$634
Estimated amounts of accumulated other comprehensive to be recognized as net periodic cost during 2007
Net actuarial loss	$34	$46
Weighted-average assumptions
Discount rate
Components of cost	5.75%	5.50%
Benefit obligations	6.00%	5.75%
Expected return on plan assets	N/A	N/A
Rate of compensation increase	4.00%	4.00%

The assumed health care cost trend rate used in measuring the postretirement benefit obligation was 9.8% for pre-age 65 and post-age 65 in 2007, with pre-age and post-age 65 rates declining to an ultimate rate of 5.00% in 2016. A 1.0% change in this rate would change the benefit obligation by approximately $0.1 million and the aggregate service and interest cost by less than $0.1 million.

401(k) Plan

Arbitron employees may also participate in a defined contribution plan that is sponsored by the Company. The plan generally provides for employee salary deferral contributions of up to 17% of eligible employee compensation. Under the terms of the plan, Arbitron contributes a matching contribution of 50% up to a maximum of 3% to 6% of

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

eligible employee compensation. The employer may also make an additional discretionary matching contribution of up to 30% up to a maximum of 3% to 6% of eligible employee compensation. The 3% maximums referred to in the previous sentences relate to employees who are pension participants and the 6% maximums relate to employees who are not pension participants. Arbitron’s costs with respect to its contributions to the defined contribution plan were $2.2 million, $2.4 million and $2.0 million in 2007, 2006 and 2005, respectively.

16.	Share-Based Compensation

The share-based compensation expense charged against operating income for the Company’s share-based compensation plans was approximately $6.5 million for the year ended December 31, 2007, consisting of $5.4 million, $0.7 million, and $0.4 million, for selling, general and administrative expense, cost of revenue, and research and development, respectively. The share-based compensation expense for the year ended December 31, 2007, included $0.2 million of expense related to deferred stock units granted to nonemployee directors, which were required to be expensed prior to the adoption of SFAS No. 123R.

The share-based compensation expense for the year ended December 31, 2005 consisted of $0.4 million for selling, general and administrative expenses.

The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2.4 million, $2.5 million, and $0.2 million for the years ended December 31, 2007, 2006, and 2005, respectively. No capitalized share-based compensation cost was incurred during the years ended December 31, 2007, 2006, and 2005.

The Company has two active stock incentive plans (“SIPs”) from which awards of stock options, nonvested share awards and performance unit awards are available for grant to eligible participants: the 1999 SIP, a stockholder-approved plan, and the 2001 SIP, a non-stockholder-approved plan. The Company’s 1999 and 2001 SIPs permit the grants of share-based awards, including stock options and nonvested share awards, for up to 5,604,009 shares of common stock. The Company believes that such awards align the interests of its employees with those of its shareholders. Eligible participants in the 1999 and 2001 SIPs include all employees of the Company and any nonemployee director, consultant and independent contractor of the Company. The Company’s policy for issuing shares upon option exercise or conversion of its nonvested share awards and deferred stock units is to issue new shares of common stock, unless treasury stock is available at the time of exercise or conversion. As of December 31, 2007, shares available for grant were 571,354 and 10,703 under the 1999 and 2001 SIPs, respectively.

As of December 31, 2007, 58,043 of the outstanding stock options were originally granted under two of the Company’s inactive SIPs, the 1993 and 1996 SIPs, both stockholder-approved plans. No shares are available for grant under these inactive plans.

In some cases, the vesting of share-based awards is accelerated due to an employee’s retirement. Prior to the adoption of SFAS No. 123R, the amount disclosed for the Company’s pro forma compensation expense did not include an acceleration of expense recognition for retirement eligible employees. For share-based arrangements granted subsequent to the adoption of SFAS No. 123R, the Company accelerates expense recognition if retirement eligibility affects the vesting of the award. If the accelerated pro forma expense recognition had occurred prior to January 1, 2006, the share-based compensation expense for the years ended December 31, 2007 and 2006, would have been lower by $0.5 million and $1.1 million, respectively.

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

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

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

The fair value of each option granted during the years ended December 31, 2007 and 2006, was estimated on the date of grant using a Black-Scholes option valuation model that used the assumptions noted in the following table:

Assumptions for Options Granted to
Employees and Nonemployee Directors	2007	2006

Expected volatility	24.61 - 26.52%	26.59 - 27.35%
Expected dividends	1.00%	1.00%
Expected term (in years)	5.75 - 6.25	5.25 - 6.25
Risk-free rate	3.43 - 4.91%	4.35 - 5.01%
Weighted-average volatility	25.45%	27.32%
Weighted-average term (in years)	5.94	5.74
Weighted-average risk-free rate	4.59%	4.70%
Weighted-average grant date fair value	$14.86	$12.55

A summary of option activity under the SIPs as of December 31, 2007, and changes during the year then ended, is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
Options	Shares	Exercise Price	Term (Years)	(in thousands)

Outstanding at January 1, 2007	2,102,596	$36.75
Granted	178,802	48.32
Exercised	(560,562)	35.56
Forfeited or expired	(35,585)	33.77

Outstanding at December 31, 2007	1,685,251	$38.46	6.31	$6,491

Vested or expected to vest at December 31, 2007	1,680,650	$38.44	6.30	$6,489

Exercisable at December 31, 2007	1,230,407	$36.89	5.58	$6,019

As of December 31, 2007, there was $2.9 million of total unrecognized compensation cost related to options granted under the SIPs. This aggregate cost is expected to be recognized over a weighted-average period of 2.1 years. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was $7.8 million, $5.4 million, and $15.6 million, respectively. Cash received from option exercises for the years ended December 31, 2007, 2006, and 2005 was $19.9 million, $18.2 million, and $25.5 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $2.6 million, $1.9 million, and $6.0 million for the years ended December 31, 2007, 2006, and 2005, respectively.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

Nonvested Share Awards

A summary of the status of the Company’s nonvested share awards as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below:

		Weighted-Average
Nonvested Share Awards	Shares	Grant-Date Fair Value

Outstanding at January 1, 2007	87,774	$38.87
Granted	113,234	46.33
Vested	(31,078)	40.57

Nonvested at December 31, 2007	169,930	$43.53

Expected to vest at December 31, 2007	169,930	$43.53

The Company’s nonvested share awards generally vest over four or five years on either a monthly or annual basis. Compensation expense is recognized on a straight-line basis using the market price on the date of grant. As of December 31, 2007, there was $6.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the SIPs. This aggregate cost of nonvested share awards is expected to be recognized over a weighted-average period of 2.6 years. The total grant date fair value of share awards vested during the years ended December 31, 2007, 2006, and 2005 was $1.3 million, $0.6 million, and less than $0.1 million, respectively.

Deferred Stock Units

A summary of the status of the Company’s deferred stock units as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below:

		Weighted-Average
Nonvested Deferred Stock Units	Shares	Grant-Date Fair Value

Outstanding at January 1, 2007	18,186	$38.88
Granted	26,451	46.20
Vested	(18,069)	43.75

Nonvested at December 31, 2007	26,568	$42.86

Vested at December 31, 2007	33,438	$41.51

Expected to vest at December 31, 2007	26,568	$42.86

As of December 31, 2007, the total unrecognized compensation cost related to deferred stock units granted under the SIPs was $1.1 million and such cost is expected to be recognized over a weighted-average period of 2.0 years. Deferred stock units granted to employees vest annually on a calendar year-end basis over the remaining post-grant period ended December 31, 2009, and are convertible to shares of common stock, subsequent to their termination of employment. Deferred stock units granted to nonemployee directors vest immediately upon grant, are convertible to shares of common stock subsequent to their termination of service as a director, and are issued at the fair market value of the Company’s stock upon the date of grant. The total grant date fair value of deferred stock units vested during the years ended December 31, 2007, 2006, and 2005 was $0.8 million, $0.3 million, and $0.3 million, respectively.

Employee Stock Purchase Plan

The Company’s compensatory Employee Stock Purchase Plan (“ESPP”) provides for the issuance of up to 600,000 shares of newly issued or treasury common stock of Arbitron. The purchase price of the stock to ESPP

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

participants is 85.0% of the lesser of the fair market value on either the first day or the last day of the applicable three-month offering period. The total amount of compensation expense recognized for ESPP share-based arrangements was $0.3 million for each of the years ended December 31, 2007 and 2006. The number of ESPP shares issued during the years ended December 31, 2007, 2006, and 2005, was 35,078, 39,597, and 34,197, respectively. The amount of proceeds received from employees under the ESPP was $1.3 million, $1.2 million, and $1.2 million, for the years ended December 31, 2007, 2006, and 2005, respectively.

17.	Significant Customers and Concentration of Credit Risk

The Company’s quantitative radio audience measurement service and related software sales accounted for approximately 79.0% and 9.0% of its revenue in 2007, the largest portion of which is provided to radio broadcasters. The Company has one customer that individually represented 19.0%, 20.0%, and 21.0% of its revenue for 2007, 2006, and 2005, respectively. Although the industry consolidation has led to a concentration of the Company’s customer base, the Company believes that the consolidating enterprises are well-financed, publicly held companies with whom it has good relationships. The Company routinely assesses the financial strength of its customers and has experienced only nominal losses on its trade accounts receivable.

18.	Financial Instruments

Fair values of short-term investments, accounts receivable and accounts payable approximate carrying values due to their short-term nature. Due to the floating rate nature of the Company’s revolving credit facility, the fair value of the $12.0 million in outstanding borrowings of its revolving credit facility, including the $5.0 million short-term portion, also approximates its carrying amount as of December 31, 2007.

19.	Stock Repurchases

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

On November 16, 2006, the Company announced that its Board of Directors authorized a program to repurchase up to $100.0 million of its outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of two years through November 2008. As of October 19, 2007, the program was completed with 2,093,500 shares being repurchased for an aggregate purchase price of approximately $100.0 million.

On November 14, 2007, the Company’s Board of Directors authorized a program to repurchase up to $200.0 million of the Company’s outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of two years through November 14, 2009. As of December 31, 2007, no shares of outstanding common stock had been purchased under this program.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

20.	Enterprise-Wide Information

The following table sets forth the revenues for each group of services provided to our external customers for the years ended December 31, 2007, 2006, and 2005 (in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Service Revenues
Radio audience measurement services	$267,804	$253,042	$237,176
Local market consumer information services	36,393	33,266	30,653
Software applications	34,272	33,027	32,539

Total revenues	$338,469	$319,335	$300,368

The following table sets forth geographic information for the years ended December 31, 2007, 2006, and 2005 (in thousands):

For the Years Ended December 31,	United States	International(1)	Total

2007
Revenues	$333,164	$5,305	$338,469
2006
Revenues	$315,208	$4,127	$319,335
2005
Revenues	$297,887	$2,481	$300,368

(1)	The revenues of the individual countries comprising these amounts are not significant to require separate disclosure.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

21.	Quarterly Information (Unaudited) (dollars in thousands, except per share data)

	Three Months Ended
	March 31	June 30	September 30	December 31

2007
Revenue	$89,148	$75,867	$93,322	$80,132
Gross profit	59,324	32,224	58,871	30,875
Income from continuing operations	15,526	3,722	17,121	4,135
Income (loss) from discontinued operations, net of taxes	(31)	66	99	(458)
Net income	$15,495	$3,788	$17,220	$3,677
Income per weighted average common share
Basic
Continuing operations	$0.52	$0.12	$0.58	$0.15
Discontinued operations	(0.00)	0.00	0.00	(0.02)

Net income	$0.52	$0.13	$0.58	$0.13

Diluted
Continuing operations	$0.52	$0.12	$0.57	$0.14
Discontinued operations	(0.00)	0.00	0.00	(0.02)

Net income	$0.52	$0.13	$0.58	$0.13

Dividends per common share	$0.10	$0.10	$0.10	$0.10
2006
Revenue	$83,154	$71,160	$88,993	$76,028
Gross profit	60,670	36,939	63,972	37,056
Income from continuing operations	18,192	7,150	20,320	4,684
Income (loss) from discontinued operations, net of taxes	(6)	210	(130)	238
Net income	$18,186	$7,360	$20,190	$4,922
Net income per weighted average common share
Basic
Continuing operations	$0.59	$0.24	$0.69	$0.16
Discontinued operations	(0.00)	0.01	(0.00)	0.01

Net income	$0.59	$0.25	$0.69	$0.17

Diluted
Continuing operations	$0.58	$0.24	$0.69	$0.16
Discontinued operations	(0.00)	0.01	(0.00)	0.01

Net income	$0.58	$0.24	$0.69	$0.17

Dividends per common share	$0.10	$0.10	$0.10	$0.10

Per share data are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share will not necessarily equal the total for the year. Per share data may not total due to rounding.

Arbitron Inc.
Consolidated Schedule of Valuation and Qualifying Accounts
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005

Allowance for doubtful trade accounts receivable:
Balance at beginning of year	$1,397	$1,146	$1,123
Additions charged to expenses	1,162	890	407
Write-offs net of recoveries	(871)	(639)	(384)

Balance at end of year	$1,688	$1,397	$1,146

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2007, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Arbitron’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based upon that assessment, our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria.

The attestation report of KPMG LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is set forth on page 46 of this Annual Report on Form 10-K, and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None noted.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information related to directors, nominees for directorships, and executive officers required by this Item is included in the sections entitled “Election of Directors” and “Executive Compensation and Other Information” of the definitive proxy statement for the Annual Stockholders Meeting to be held in 2008 (the “proxy statement”), which is incorporated herein by reference and will be filed with the Securities and Exchange Commission not later than 120 days after the close of Arbitron’s fiscal year ended December 31, 2007.

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

The following table summarizes the equity compensation plans under which Arbitron’s common stock may be issued as of December 31, 2007.

			Number of Securities
			Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,704,601	$38.66	571,354
Equity compensation plans not approved by security holders	210,586	$41.98	10,703

Totals	1,915,187	$39.02	582,057

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

(1) Financial Statements: The following financial statements, together with the report thereon of independent auditors, are included in this Report:

•	Independent Registered Public Accounting Firm Reports

•	Consolidated Balance Sheets as of December 31, 2007 and 2006

•	Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

•	Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005

(2) Consolidated Financial Statement Schedule of Valuation and Qualifying Accounts

(3) Exhibits:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation) (Filed as Exhibit 4.01 to Ceridian’s Registration Statement on Form S-8 (File No. 33-54379) and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation) (Filed as Exhibit 3 to Ceridian’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation) (Filed as Exhibit 3.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).
3.4	Certificate of Amendment to Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation) (Filed as Exhibit 3.4 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
3.5	First Amended and Restated Bylaws of Arbitron Inc., effective as of August 29, 2002 (Filed as Exhibit 3.1 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).
4.1	Specimen of Common Stock Certificate (Filed as Exhibit 4.1 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
4.2	Rights Agreement, dated as of November 21, 2002, between Arbitron and The Bank of New York, as Rights Agent, which includes the form of Certificate of Designation of the Series B Junior Participating Preferred Stock as Exhibit A, the Summary of Rights to Purchase Series B Junior Participating Preferred Shares as Exhibit B and the Form of Rights Certificate as Exhibit C (Filed as Exhibit 99.1 to Arbitron’s Form 8-K, filed November 21, 2002 and incorporated herein by reference).
4.3	Amendment No. 1 to Rights Agreement, dated as of January 31, 2007, between Arbitron and The Bank of New York, as Rights Agent (Filed as Exhibit 4.3 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).
10.1	Arbitron Executive Investment Plan (Filed as Exhibit 10.10 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).*
10.2	Arbitron Inc. Amendment to the 1999 Stock Incentive Plan (Filed as Exhibit 10.2 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).*
10.3	Form of Non-Qualified Stock Option Agreement (Filed as Exhibit 10.1 to Arbitron’s Current Report on Form 8-K, dated February 23, 2005 and incorporated herein by reference).*

Exhibit No.	Description

10.4	Form of Non-Qualified Stock Option Agreement for Annual Non-Employee Director Stock Option Grants (Filed as Exhibit 10.2 to Arbitron’s Current Report on Form 8-K, dated February 23, 2005 and incorporated herein by reference).*
10.5	Form of Non-Qualified Stock Option Agreement for Initial Non-Employee Director Stock Option Grants (Filed as Exhibit 10.3 to Arbitron’s Current Report on Form 8-K, dated February 23, 2005 and incorporated herein by reference).*
10.6	Form of Non-Qualified Stock Option Agreement in Lieu of Fees Grants (Filed as Exhibit 10.4 to Arbitron’s Current Report on Form 8-K, dated February 23, 2005 and incorporated herein by reference).*
10.7	Amended and Restated Arbitron Inc. Director Deferred Compensation Procedures. (Filed as Exhibit 10.18 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)*
10.8	Form of Deferred Stock Unit Agreement for Non-Employee Directors (Non-Employee Director Post-2005 Stock-for-Fees Deferred Stock Unit). (Filed as Exhibit 10.19 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)*
10.9	Arbitron Inc. Benefit Equalization Plan (Filed as Exhibit 10.20 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).*
10.10	Arbitron Inc. 2001 Broad Based Stock Incentive Plan (Filed as Exhibit 10.14 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference)
10.11	Executive Employment Agreement, dated April 1, 2001, by and between Arbitron Inc. and Stephen B. Morris (Filed as Exhibit 10.15 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).*
10.12	Amendment No. 1 to the Executive Employment Agreement between Arbitron Inc. and Stephen B. Morris (Filed as Exhibit 10.18 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).*
10.13	Amendment No. 2 to the Executive Employment Agreement between Arbitron Inc. and Stephen B. Morris (Filed as Exhibit 10.19 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).*
10.14	Amendment No. 3 to the Executive Employment Agreement between Arbitron Inc. and Stephen B. Morris (Filed as Exhibit 10.1 to Arbitron’s Current Report on Form 8-K, dated July 3, 2006 and incorporated herein by reference).*
10.15	Customer Contract, dated as of December 27, 2004, by and between Arbitron Inc. and Clear Channel Communications, Inc. (Filed as Exhibit 10.26 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.16	1999 Stock Incentive Plan Form of Restricted Stock Agreement (Filed as Exhibit 10.1 to Arbitron’s Current Report on Form 8-K, dated February 22, 2006 and incorporated herein by reference).*
10.17	CEO Deferral Election Form for Restricted Stock (Filed as Exhibit 10.1 to Arbitron’s Current Report on Form 8-K, dated March 28, 2006 and incorporated herein by reference).*
10.18	CEO Deferred Stock Unit Agreement, entered into and effective as of March 31, 2006, by and between the Company and Stephen B. Morris. (Filed as Exhibit 10.2 to Arbitron’s Current Report on Form 8-K, dated March 28, 2006 and incorporated herein by reference).*
10.19	Form of Executive Retention Agreement (Filed as Exhibit 10.1 to Arbitron’s Current Report on Form 8-K, dated June 5, 2006 and incorporated herein by reference).*
10.20	Credit Agreement dated as of December 20, 2006 among Arbitron Inc. the Lenders Party thereto, Citizens Bank of Pennsylvania as Documentation Agent, Citibank, N.A. and Wachovia Bank, National Association as Co-Syndication Agents and JPMorgan Chase Bank, NA as Administrative Agent J.P. Morgan Securities Inc. as Sole Bookrunner and Sole Lead Arranger (Filed as Exhibit 10.1 to Arbitron’s Current Report on Form 8-K, dated December 20, 2006 and incorporated herein by reference).
10.21	Amended and Restated Director Compensation Schedule (Filed as Exhibit 10.1 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.)

Exhibit No.	Description

10.22	Form of Restricted Stock Unit Agreement Granted Under the 1999 Stock Incentive Plan (Filed as Exhibit 10.2 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference).*
10.23	CEO Restricted Stock Unit Grant Agreement Granted Under the 1999 Stock Incentive Plan (Filed as Exhibit 10.3 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference).*
10.24	Radio Station License Agreement to Receive and Use Arbitron PPM Data and Estimates, effective May 18, 2006, by and between the Company and CBS Radio Inc. (Filed as Exhibit 10.2 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.)
10.25	Master Station License Agreement to Receive and Use Arbitron Radio Audience Estimates, effective May 18, 2006, by and between the Company and CBS Radio Inc. (Filed as Exhibit 10.3 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.)
10.26	LLC Agreement for Project Apollo between Nielsen Media Research, Inc., a subsidiary of The Nielsen Company and Arbitron Inc. (Filed as Exhibit 10.36 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.)
10.27	Radio Station License Agreement to Receive and Use Arbitron PPM Data and Estimates by and between Arbitron and Clear Channel Broadcasting, Inc. dated June 26, 2007 (Filed as Exhibit 10.1 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.)
21	Subsidiaries of Arbitron Inc.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan, contract or arrangement required to be filed as an Exhibit.

(b) Exhibits

(c) Financial Statement Schedules

See(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

ARBITRON INC.

By:	/s/ Stephen B. Morris
Stephen B. Morris
Chairman, Chief Executive Officer and President

Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Stephen B. Morris Stephen B. Morris		Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2008

/s/ Sean R. Creamer Sean R. Creamer		Executive Vice President of Finance and Planning and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 28, 2008

* Shellye L. Archambeau		Director

* David W. Devonshire		Director

* Philip Guarascio		Director

* William T. Kerr		Director

* Larry E. Kittelberger		Director

* Luis B. Nogales		Director

* Richard A. Post		Director

*By:	/s/ Timothy T. Smith Timothy T. Smith Attorney-in-Fact		February 28, 2008