Form 10-Q
period 2008-03-31
ARBITRON INC
filed 2008-05-06
CIK 109758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ☑          Accelerated filer ☐                    Non-accelerated filer ☐             Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 27,275,426 shares of common stock, par value $0.50 per share, outstanding as of April 30, 2008.

ARBITRON INC.

           Arbitron owns or has the rights to various trademarks, trade names or service marks used in its radio audience measurement business and subsidiaries, including the following: the Arbitron name and logo, ArbitrendsSM , RetailDirect®, RADAR ®, Tapscan TM, T apscan W orldWide TM, LocalMotion ®, Maximi$er ® , Maximi$er ® Plus, Arbitron PD Advantage®, SmartPlus ® , Arbitron Portable People MeterTM, Marketing Resources Plus ®, MRP SM, PrintPlus ®, MapMAKER DirectSM, Media Professional SM, Media Professional Plus SM, Qualitap SM, Media Master SM, Prospector SM, and Schedule-It SM.
          The trademarks Windows®, Media Rating Council® and Homescan® are the registered trademarks of others.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARBITRON INC.
Consolidated Balance Sheets
(In thousands, except par value data)

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$25,305	$21,141
Trade accounts receivable, net of allowance for doubtful accounts of $1,790 in 2008 and $1,688 in 2007	32,205	34,171
Prepaid expenses and other current assets	8,946	4,505
Current assets of discontinued operation held for sale	—	5,677
Deferred tax assets	2,620	3,124

Total current assets	69,076	68,618

Investment in affiliates	8,205	15,262
Property and equipment, net	51,217	50,183
Goodwill, net	38,500	38,500
Other intangibles, net	1,112	1,252
Noncurrent assets of discontinued operation held for sale	—	1,869
Noncurrent deferred tax assets	4,031	4,089
Other noncurrent assets	1,218	770

Total assets	$173,359	$180,543

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,167	$10,338
Accrued expenses and other current liabilities	34,305	27,702
Current liabilities of discontinued operation held for sale	—	4,651
Current portion of long-term debt	—	5,000
Deferred revenue	58,183	66,768

Total current liabilities	99,655	114,459
Long-term debt	45,000	7,000
Other noncurrent liabilities	10,699	10,884

Total liabilities	155,354	132,343

Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $100.00 par value, 750 shares authorized, no shares issued	—	—
Common stock, $0.50 par value, authorized 500,000 shares, issued 32,338 shares as of March 31, 2008, and December 31, 2007	16,169	16,169
Net distributions to parent prior to the March 30, 2001, spin-off	(239,042)	(239,042)
Retained earnings subsequent to spin-off	250,450	279,996
Common stock held in treasury, 5,050 shares in 2008 and 4,028 shares in 2007	(2,525)	(2,014)
Accumulated other comprehensive loss	(7,047)	(6,909)

Total stockholders’ equity	18,005	48,200

Total liabilities and stockholders’ equity	$173,359	$180,543

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenue	$94,065	$89,148

Costs and expenses
Cost of revenue	35,110	29,824
Selling, general and administrative	18,552	20,145
Research and development	9,664	10,674

Total costs and expenses	63,326	60,643

Operating income	30,739	28,505
Equity in net loss of affiliates	(3,945)	(3,756)

Income from continuing operations before interest and income tax expense	26,794	24,749
Interest income	184	552
Interest expense	198	95

Income from continuing operations before income tax expense	26,780	25,206
Income tax expense	10,468	9,680

Income from continuing operations	16,312	15,526

Discontinued operations:
Loss from discontinued operations, net of taxes	(495)	(31)
Gain on sale of discontinued operations, net of taxes	450	—

Total loss from discontinued operations, net of taxes	(45)	(31)

Net income	$16,267	$15,495

Income per weighted-average common share
Basic
Continuing operations	$0.58	$0.52
Discontinued operations	—	—

Net income	$0.58	$0.52

Diluted
Continuing operations	$0.58	$0.52
Discontinued operations	—	—

Net income	$0.57	$0.52

Weighted-average common shares used in calculations
Basic	28,191	29,748
Potentially dilutive securities	121	234

Diluted	28,312	29,982

Dividends declared per common share outstanding	$0.10	$0.10

Note: Certain per share data amounts may not total due to rounding.
See accompanying notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Cash Flows
(In thousands and unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$16,267	$15,495
Loss from discontinued operations, net of taxes	45	31

Income from continuing operations	16,312	15,526
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	3,782	2,364
Amortization of intangible assets	140	311
Loss on asset disposals	362	84
Deferred income taxes	799	89
Equity in net loss of affiliates	3,945	3,756
Distributions from affiliates	3,500	3,350
Bad debt expense	280	222
Non-cash share-based compensation	1,618	1,300
Changes in operating assets and liabilities
Trade accounts receivable	1,686	849
Prepaid expenses and other assets	(3,635)	(1,843)
Accounts payable	(1,517)	(182)
Accrued expenses and other current liabilities	(2,652)	(8,894)
Deferred revenue	(8,585)	(7,542)
Other noncurrent liabilities	52	374
Net cash (used) provided by operating activities of discontinued operations	(871)	312

Net cash provided by operating activities	15,216	10,076

Cash flows from investing activities
Additions to property and equipment	(7,023)	(4,214)
Investment in affiliate	(388)	—
Purchases of short-term investments	—	(93,195)
Proceeds from sales of short-term investments	—	81,475
Net cash provided (used) by investing activities from discontinued operations	1,027	(2)

Net cash used in investing activities	(6,384)	(15,936)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	1,054	4,039
Stock repurchases	(36,911)	—
Tax benefits realized from share-based awards	27	518
Dividends paid to stockholders	(2,830)	(3,008)
Borrowings of long-term debt	45,000	—
Payments of long-term debt	(12,000)	—

Net cash (used) provided by financing activities	(5,660)	1,549

Effect of exchange rate changes on cash and cash equivalents	5	14

Net change in cash and cash equivalents	3,177	(4,297)
Cash and cash equivalents at beginning of period	22,128	33,640

Cash and cash equivalents at end of period	$25,305	$29,343

Cash and cash equivalents from continuing operations at end of period	$25,305	$26,509
Cash and cash equivalents from discontinued operations at end of period	—	2,834

Cash and cash equivalents at end of period	$25,305	$29,343

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Notes to Consolidated Financial Statements
March 31, 2008
(unaudited)
1. Basis of Presentation and Consolidation
Presentation
          The accompanying unaudited consolidated financial statements of Arbitron Inc. (the “Company” or “Arbitron”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and are of a normal recurring nature. Certain amounts in the financial statements for prior periods have been reclassified to conform to the current period’s presentation. The consolidated balance sheet as of December 31, 2007, was audited at that date, but all of the information and footnotes as of December 31, 2007, required by U.S. generally accepted accounting principles have not been included in this Form 10-Q. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Consolidation
          The consolidated financial statements of the Company for the three months ended March 31, 2008, reflect the consolidated financial position, results of operations and cash flows of Arbitron Inc. and its subsidiaries: Arbitron Holdings Inc., Audience Research Bureau S.A. de C.V., Ceridian Infotech (India) Private Limited, CSW Research Limited, Euro Fieldwork Limited, Arbitron International, LLC, and Arbitron Technology Services India Private Limited. All significant intercompany balances have been eliminated in consolidation. The Company consummated the sale of CSW Research Limited and Euro Fieldwork Limited, a legal subsidiary of CSW Research Limited, on January 31, 2008. The financial information of CSW Research Limited and Euro Fieldwork Limited have been separately reclassified within the consolidated financial statements as a discontinued operation. See Note 3 for further information.
2. New Accounting Pronouncements
          Effective December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). The Company currently measures plan assets and benefit obligations as of September 30 of each year. In accordance with the provisions of SFAS No. 158, the measurement date will be required to be as of the date of the Company’s fiscal year-end statement of financial position effective for fiscal years ending after December 15, 2008. The management of the Company is evaluating the potential impact of adopting the measurement date provisions of SFAS No. 158 on the Company’s consolidated financial statements and expects that such impact will not be material to the financial position, results of operations, or cash flows of the Company.
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The Company adopted SFAS No. 157 for all financial assets and liabilities and the impact to the consolidated financial statements was immaterial. In accordance with FASB Staff Position 157-2, the provisions of SFAS No. 157 is effective for fiscal years beginning after November 15, 2008, for all nonfinancial assets and nonfinancial liabilities. The management of the Company is evaluating the impact of adopting the nonfinancial asset and nonfinancial liability provisions of SFAS No. 157, but does not currently expect such adoption, effective January 1, 2009, to have a material impact on the Company’s consolidated financial statements.

3. Discontinued Operation Held for Sale
          During the fourth quarter of 2007, the Company approved a plan to sell CSW Research Limited (“Continental Research”), which represented a component of the Company’s international operations. As a result, the assets and liabilities, results of operations, and cash flow activity of Continental Research were reclassified separately as a discontinued operation held for sale within the consolidated financial statements for all periods presented. On January 31, 2008, Continental Research was sold at a gain of $0.5 million. The following tables present key information associated with the net assets and operating results of the discontinued operations for the reporting periods included in the consolidated financial statements filed in this quarterly report on Form 10-Q for the period ended March 31, 2008 (in thousands):

Assets and Liabilities of Discontinued Operations	March 31, 2008	December 31, 2007
Cash	$—	$987
Receivables	—	4,112
Deferred taxes-current	—	49
Prepaids and other current assets	—	529

Current assets	—	5,677

Property, plant and equipment	—	46
Goodwill	—	2,058
Deferred taxes-noncurrent	—	(235)

Noncurrent assets	—	1,869

Total assets	$—	$7,546

Accounts payable	$—	$1,499
Accrued expenses and other current liabilities	—	2,526
Deferred revenue	—	626

Total liabilities	$—	$4,651

Accumulated other comprehensive income	$—	$376

	Three Months ended
	March 31,
Results of Discontinued Operations	2008	2007

Revenue	$1,011	$2,629
Operating expenses	1,802	2,701

Operating income	(791)	(72)
Net interest income	7	29

Loss before income tax benefit	(784)	(43)
Income tax benefit	289	(12)

Loss from discontinued operations, net of taxes	(495)	(31)
Gain on sale of discontinued operations, net of taxes	450	—

Total loss from discontinued operations, net of taxes	$(45)	$(31)

4. Long-term Debt
          On December 20, 2006, the Company entered into an agreement with a consortium of lenders to provide up to $150.0 million of financing to the Company through a five-year, unsecured revolving credit facility (the “Credit Facility”). The agreement contains an expansion feature for the Company to increase the financing available under the Credit Facility up to $200.0 million. As of March 31, 2008, and December 31, 2007, the outstanding net borrowings under the Credit Facility were $45.0 million and $12.0 million, respectively. There was no short-term portion of long-term debt recorded as of March 31, 2008. The $12.0 million of debt recorded as of December 31, 2007, included $5.0 million in short-term obligations under the provisions of the Credit Facility.
          Under the terms of the Credit Facility, the Company is required to maintain certain leverage and coverage ratios and meet other financial conditions. The agreement contains certain financial covenants, and limits, among other things, the Company’s ability to sell certain assets, incur additional indebtedness, and grant or incur liens on its assets. Under the terms of the Credit Facility, all of the Company’s material domestic subsidiaries, if any, guarantee the commitment. As of March 31, 2008, and December 31, 2007, the Company had no material domestic subsidiaries as defined by the terms of the Credit Facility. As of March 31, 2008, and December 31, 2007, the Company was in compliance with the terms of the Credit Facility.
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
          The Credit Facility has two borrowing options, a Eurodollar rate option or an alternate base rate option, as defined in the agreement. Under the Eurodollar option, the Company may elect interest periods of one, two, three or six months at the inception date and each renewal date. Borrowings under the Eurodollar option bear interest at the London Interbank Offered Rate (LIBOR) plus a margin of 0.575% to 1.25%. Borrowings under the base rate option bear interest at the higher of the lead lender’s prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 0.00% to 0.25%. The specific margins, under both options, are determined based on the Company’s ratio of indebtedness to earnings before interest, income taxes, depreciation, amortization and non-cash share-based compensation (the “leverage ratio”), and is adjusted every 90 days. The agreement contains a facility fee provision whereby the Company is charged a fee, ranging from 0.175% to 0.25%, applied to the total amount of the commitment.
          Interest paid during the three-month periods ended March 31, 2008, and 2007, was $0.2 million and $0.1 million, respectively. Interest capitalized during the three-month period ended March 31, 2008, was less than $0.1 million. No interest was capitalized for the three-month period ended March 31, 2007, due to the prepayment of all outstanding debt during the fourth quarter of 2006 and no new borrowings as of March 31, 2007. Non-cash amortization of deferred financing costs classified as interest expense during each of the three-month periods ended March 31, 2008, and 2007, was less than $0.1 million, respectively.

5. Stockholders’ Equity
          Changes in stockholders’ equity for the three months ended March 31, 2008, were as follows (in thousands):

				Net Distributions
				to Parent	Retained
				Prior to	Earnings	Accumulated	Total
	Shares	Common	Treasury	March 30, 2001	Subsequent	Other Compre-	Stockholders
	Outstanding	Stock	Stock	Spin-off	to Spin-off	hensive Loss	Equity

Balance as of December 31, 2007	28,310	$16,169	$(2,014)	$(239,042)	$279,996	$(6,909)	$48,200

Net income	—	—	—	—	16,267	—	16,267

Common stock issued from treasury stock	54	—	26	—	999	—	1,025

Stock repurchased	(1,076)	—	(537)	—	(45,637)	—	(46,174)

Excess tax benefit from share-based awards	—	—	—	—	27	—	27

Non-cash compensation	—	—	—	—	1,618	—	1,618

Dividends declared	—	—	—	—	(2,820)	—	(2,820)

Other comprehensive loss	—	—	—	—	—	(138)	(138)

Balance as of March 31, 2008	27,288	$16,169	$(2,525)	$(239,042)	$250,450	$(7,047)	$18,005

          A quarterly cash dividend of $0.10 per common share was paid to stockholders on April 1, 2008. Of the $46.2 million of the Company’s outstanding stock repurchased for the quarter ended March 31, 2008, $9.3 million was paid for in cash during the month of April 2008.
6. Short-term Investments
          The Company periodically makes short-term investments in municipal and other government-issued variable-rate demand notes. Such investments, if any, are recorded by the Company at fair value and any outstanding investment assets are classified as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of March 31, 2008, and December 31, 2007, there were no outstanding short-term investment assets recorded on the Company’s balance sheets.

          There were no purchases or sales of available-for-sale securities for the three month period ended March 31, 2008. For the three-month period ended March 31, 2007, gross purchases of available-for-sale securities was $93.2 million, and gross proceeds from sales of available-for-sale securities was $81.5 million.
7. Net Income Per Weighted-Average Common Share
          The computations of basic and diluted net income per weighted-average common share for the three-month periods ended March 31, 2008, and 2007, are based on the Company’s weighted-average shares of common stock and potentially dilutive securities outstanding.
          Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period. As of March 31, 2008, and 2007, there were options to purchase 1,915,916 and 1,990,745 shares of the Company’s common stock outstanding, of which options to purchase 453,930 and 13,319 shares of the Company’s common stock, respectively, were excluded from the computation of diluted net income per weighted-average common share, either because the options’ exercise prices were greater than the average market price of the Company’s common shares or assumed repurchases from proceeds from the options’ exercise were potentially antidilutive. The Company elected to use the alternative method prescribed by FASB Staff Position SFAS No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, for determining its initial hypothetical tax benefit windfall pool. In addition, in accordance with provisions under SFAS No. 123R, Share-Based Payment, (“SFAS No. 123R”) the assumed proceeds associated with the entire amount of tax benefits for share-based awards granted prior to SFAS No. 123R adoption were used in the diluted shares computation. For share-based awards granted subsequent to the January 1, 2006, SFAS No. 123R adoption date, the assumed proceeds for the related excess tax benefits were used in the diluted shares computation.

8. Comprehensive Income and Accumulated Other Comprehensive Loss
          The Company’s comprehensive income is comprised of net income, changes in foreign currency translation adjustments, and changes in retirement plan liabilities, net of tax (expense) benefits. The components of comprehensive income were as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net income	$16,267	$15,495

Other comprehensive (loss) income:
Change in foreign currency translation adjustment, net of tax benefit (expense) of $236, and $(8) for the three months ended March 31, 2008, and 2007, respectively.	(376)	12

Change in retirement liabilities, net of tax benefit of $1, and $4 for the three months ended March 31, 2008, and 2007, respectively.	238	4

Other comprehensive (loss) income	(138)	16

Comprehensive income	$16,129	$15,511

The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31,	December 31,
	2008	2007
Foreign currency translation adjustment, net of taxes	$(2)	$374
Retirement plan liabilities, net of taxes	(7,045)	(7,283)

Accumulated other comprehensive loss	$(7,047)	$(6,909)

9. Investment in Affiliates
          Investment in affiliates consists of the Company’s 49.5% interest in Scarborough, a syndicated, qualitative local market research partnership, and the Company’s 50.0% interest in Project Apollo LLC, a pilot national marketing research service. Both investments are accounted for using the equity method of accounting. On February 25, 2008, the Company announced its agreement with The Nielsen Company (“Nielsen”) to terminate Project Apollo LLC. Expenses incurred for the winding down and liquidation of Project Apollo LLC amounted to $0.4 million for the three-month period ended March 31, 2008. The management of the Company expects to incur additional costs during 2008 associated with the shutdown of Project Apollo LLC, in addition to investing in developing opportunities that leverage our existing PPM technologies and that allow us to continue to pursue the idea of single-source, multimedia measurement. The wind-down and liquidation costs will continue to be recorded through the Project Apollo LLC affiliate until the final liquidation. The following table shows the investment activity for each of the Company’s affiliates and in total for the three-month periods ended March 31, 2008, and 2007:

	Summary of Investment Activity in Affiliates (in thousands)
	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
		Project			Project
		Apollo			Apollo
	Scarborough	LLC	Total	Scarborough	LLC	Total

Beginning balance	$14,420	$842	$15,262	$13,907	$—	$13,907
Equity in net loss of affiliates	(2,914)	(1,031)	(3,945)	(2,628)	(1,128)	(3,756)
Distributions from affiliates	(3,500)	—	(3,500)	(3,350)	—	(3,350)
Non-cash investments in affiliates	—	—	—	—	2,214	2,214
Cash investments in affiliates	—	388	388	—	—	—

Ending balance at March 31	$8,006	$199	$8,205	$7,929	$1,086	$9,015

10. Retirement Plans
          Certain of the Company’s United States employees participate in a defined-benefit pension plan that closed to new participants effective January 1, 1995. The Company subsidizes health-care benefits for eligible retired employees who participate in the pension plan and were hired before January 1, 1992. The Company also sponsors two nonqualified, unfunded supplemental retirement plans.
          In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“SFAS No. 158”). During 2007, the Company measured plan assets and benefit obligations as of September 30. In accordance with the provisions of SFAS No. 158, effective for fiscal years ending after December 15, 2008, the measurement date is required to be as of the date of the Company’s fiscal year-end statement of financial position, December 31, 2008. The management of the Company is evaluating the potential impact of adopting the measurement date provisions of SFAS No. 158 on the Company’s consolidated financial statements and expects that such impact will not be material to the financial position, results of operations or cash flows of the Company.
          The components of periodic benefit costs for the defined-benefit pension, postretirement, and supplemental retirement plans were as follows (in thousands):

	Defined-Benefit		Postretirement		Supplemental
	Pension Plan		Plan		Retirement Plans
	Three Months		Three Months		Three Months
	Ended March 31,		Ended March 31,		Ended March 31,
	2008	2007	2008	2007	2008	2007
Service cost	$196	$217	$10	$9	$30	$33
Interest cost	506	445	24	21	59	53
Expected return on plan assets	(614)	(551)	—	—	—	—
Amortization of prior service cost	6	6	—	—	(6)	(6)
Amortization of net loss	182	165	8	12	46	48

Net periodic benefit cost	$276	$282	$42	$42	$129	$128

          The Company estimates that it will contribute $2.3 million in 2008 to these defined-benefit plans.

11. Taxes
          The effective tax rate from continuing operations was increased from 38.4% for the three months ended March 31, 2007, to 39.1% for the three months ended March 31, 2008, to reflect the increase in certain non-deductible expenses and the increase in certain state income tax rates.
          During 2008, the Company’s net unrecognized tax benefits for certain tax contingencies decreased from $1.0 million as of December 31, 2007, to $0.8 million as of March 31, 2008. If recognized, the $0.8 million of unrecognized tax benefits would reduce the Company’s effective tax rate in future periods.
          The Company accrues potential interest and penalties and recognizes income tax expense where, under relevant tax law, interest and penalties would be assessed if the uncertain tax position ultimately was not sustained. The Company has recorded a liability for potential interest and penalties of $0.1 million as of March 31, 2008.
          Management determined it is reasonably possible that certain unrecognized tax benefits as of March 31, 2008, will decrease during the subsequent twelve months due to the expiration of statutes of limitations and due to the settlement of certain state audit examinations. The estimated decrease in these unrecognized federal tax benefits and the estimated decrease in unrecognized tax benefits from various states are both immaterial.
          The Company files numerous income tax returns, primarily in the United States, including federal, state, and local jurisdictions, and certain foreign jurisdictions. Tax years ended December 31, 2004, through December 31, 2007, remain open for assessment by the Internal Revenue Service. Generally, the Company is not subject to state, local, or foreign examination for years prior to 2003. However, tax years 1989 through 2002 remain open for assessment for certain state taxing jurisdictions where net operating loss (“NOL”) carryforwards were utilized on income tax returns for such states since 2002.
          As the Company is subject to federal and state audits throughout the normal course of operations, losses for tax contingencies are recognized for unasserted contingent claims when such matters are probable and reasonably estimable.
          Income taxes paid on continuing operations for the three months ended March 31, 2008, and 2007, were $0.2 million and $0.1 million, respectively.

12. Share-Based Compensation
          The following table sets forth information with regard to the income statement recognition of share-based compensation:

	Three Months Ended March 31,
	2008	2007
Cost of revenue	$160	$134
Selling, general and administrative	1,356	1,089
Research and development	102	77

Share-based compensation	$1,618	$1,300

          There was no capitalized share-based compensation cost recorded during the three-month periods ended March 31, 2008, and 2007.
          The Company’s policy for issuing shares upon option exercise or conversion of its nonvested share awards and deferred stock units is to issue new shares of common stock, unless treasury stock is available at the time of exercise or conversion.
Stock Options
          Stock options awarded to employees under the 1999 and 2001 Stock Incentive Plans (each individual plan referred to herein as a “SIP,” and collectively as the “SIPs”) generally vest annually over a three-year period, have five-year or 10-year terms and have an exercise price of not less than the fair market value of the underlying stock at the date of grant. Stock options granted to directors under the SIPs generally vest upon the date of grant, are generally exercisable in six months after the date of grant, have 10-year terms and have an exercise price not less than the fair market value of the underlying stock at the date of grant. Certain options provide for accelerated vesting if there is a change in control of the Company.
          The Company uses historical data to estimate option exercises and employee terminations in order to determine the expected term of the option; identified groups of optionholders that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted represents the period of time that such options are expected to be outstanding. The expected term can vary for certain groups of optionholders exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury strip bond yield curve in effect at the time of grant. Expected volatilities are based primarily on the historical volatility of the Company’s common stock.

          The fair value of each option granted to employees and nonemployee directors during the three-month periods ended March 31, 2008, and 2007, was estimated on the date of grant using a Black-Scholes option valuation model. Those assumptions along with other data regarding the Company’s stock options are noted in the following table:

Assumptions for Options
Granted to Employees and	Three Months Ended	Three Months Ended
Nonemployee Directors	March 31, 2008	March 31, 2007

Expected volatility	24.61 - 25.27%	26.40 - 26.52%
Expected dividends	1.00%	1.00%
Expected term (in years)	5.50 - 6.00	5.75 - 6.25
Risk-free rate	2.60 - 2.99%	4.56 - 4.67%

Weighted-average volatility	25.22%	26.51%
Weighted-average term (in years)	5.93	5.77
Weighted-average risk-free rate	2.81%	4.66%
Weighted-average grant date fair value	$11.13	$14.33

	Three Months Ended	Three Months Ended
Other Data	March 31, 2008	March 31, 2007

Options granted	253,954	7,319

Weighted average exercise price for options granted	$41.81	$45.90
          As of March 31, 2008, there was $5.1 million of total unrecognized compensation cost related to options granted under the SIPs. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 2.6 years. The weighted-average exercise price and weighted-average remaining contractual term for outstanding stock options as of March 31, 2008, was $38.92 and 6.6 years, respectively, and for the same period in 2007, was $36.98 and 6.2 years, respectively. The total intrinsic value of options exercised during the three-month periods ended March 31, 2008, and 2007, was $0.1 million and $1.5 million, respectively.
Nonvested Share Awards
          The Company’s nonvested share awards generally vest over four or five years on either a monthly or annual basis. Certain share awards provide for accelerated vesting if there is a change in control of the Company. Compensation expense is recognized on a straight-line basis using the market price on the date of grant as the awards vest. For the three-month periods ended March 31, 2008, and 2007, the number of nonvested share awards granted was 77,815 and 102,300 shares, respectively, and the weighted-average grant date fair value was $41.96 and $46.10, respectively. The total fair value of share awards vested during the three-month periods ended March 31, 2008, and 2007, was $1.6 million and $0.5 million, respectively. As of March 31, 2008, there was $8.7 million of total unrecognized compensation cost related to nonvested share awards granted under the SIPs. This aggregate unrecognized cost for nonvested share awards is expected to be recognized over a weighted-average period of 2.3 years.

Deferred Stock Units
          Deferred stock units granted to one of the Company’s employees vest annually on a calendar year basis through December 31, 2009, and are convertible to shares of common stock, subsequent to employment termination. Deferred stock units granted to nonemployee directors vest immediately upon grant and are convertible into shares of common stock subsequent to the directors’ termination of service. For the three-month period ended March 31, 2008, the number of deferred stock units granted to employee and nonemployee directors was 21,698 and 1,479 shares, respectively. For the three-month period ended March 31, 2007, the number of deferred stock units granted to employee and nonemployee directors was 21,667 and 1,263 shares, respectively. The total fair value of deferred stock units that vested during each of the three-month periods ended March 31, 2008, and 2007, was $0.1 million. As of March 31, 2008, the total unrecognized compensation cost related to deferred stock units granted under the SIPs was $1.9 million. The aggregate unrecognized cost as of March 31, 2008, is expected to be recognized over a weighted-average period of 1.8 years.
Employee Stock Purchase Plan
          The Company’s compensatory Employee Stock Purchase Plan (“ESPP”) currently provides for the issuance of up to 600,000 shares of newly issued or treasury common stock of the Company. The purchase price of the stock to ESPP participants is 85% of the lesser of the fair market value on either the first day or the last day of the applicable three-month offering period. The total amount of compensation expense recognized for ESPP share-based arrangements was $0.1 million for each of the three-month periods ended March 31, 2008, and 2007. The number of ESPP shares issued during the three-month periods ended March 31, 2008 and 2007, was 9,829 and 8,282 shares, respectively. The amount of proceeds received from employees under the ESPP was $0.3 million for each of the three-month periods ended March 31, 2008, and 2007, respectively.
13. Concentration of Credit Risk
          The Company’s quantitative radio audience measurement business accounted for approximately 89 percent and related software sales accounted for approximately nine percent of its revenue for both three-month periods ended March 31, 2008, and 2007. The Company had one customer that individually represented 19% of its revenue for the year ended December 31, 2007. Although the industry consolidation has led to a concentration of the Company’s customer base, the Company believes that the consolidating enterprises are well-financed, publicly held companies with whom it has good relationships. The Company routinely assesses the financial strength of its customers and has experienced only nominal losses on its trade accounts receivable.
14. Financial Instruments
          Fair values of short-term investments, accounts receivable and accounts payable approximate carrying values due to their short-term nature. Due to the floating rate nature of the Company’s Credit Facility, the fair values of the $45.0 million and $12.0 million in related outstanding net borrowings as of March 31, 2008, and December 31, 2007, respectively, also approximate their carrying amounts. There was no short-term portion of the long-term debt recorded as of March 31, 2008. The $12.0 million of debt recorded as of December 31, 2007, included $5.0 million in short-term obligations under the provisions of the Credit Facility.

15. Stock Repurchases
          On November 14, 2007, the Company’s Board of Directors authorized a program to repurchase up to $200.0 million of the Company’s outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of two years through November 14, 2009. For the three months ended March 31, 2008, 1,076,500 shares of outstanding common stock had been purchased under this program for $46.2 million.
     On November 16, 2006, the Company’s Board of Directors authorized a program to repurchase up to $100.0 million of its outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of two years through November 2008. For the three months ended March 31, 2007, no shares were repurchased under this program. As of October 19, 2007, the program was completed with 2,093,500 shares being repurchased for an aggregate purchase price of approximately $100.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto in this Quarterly Report on Form 10-Q.
Forward-Looking Statements
          This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron Inc. and its subsidiaries (“we,” “our,” “Arbitron” or the “Company”) in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology, are forward-looking statements based on current expectations about future events, which we have derived from information currently available to us. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied by such forward-looking statements. These risks and uncertainties include, in no particular order, whether we will be able to:
•	successfully implement the roll-out of our Portable People MeterTM service;

•	successfully design, recruit and maintain PPM panels that appropriately balance research quality, panel size and operational cost;

•	complete the Media Rating Council (“MRC”) audit of our local market PPM ratings services in a timely manner and successfully obtain and/or maintain MRC accreditation for our audience measurement services;

•	renew contracts with large customers as they expire;

•	successfully execute our business strategies, including entering into potential acquisition, joint-venture or other material third-party agreements;

•	effectively manage the impact, if any, of any further ownership shifts in the radio and advertising agency industries;

•	respond to rapidly changing technological needs of our customer base, including creating new proprietary software systems and new customer products and services that meet these needs in a timely manner;

•	successfully manage the impact on our business of any economic downturn, generally, and in the advertising market, in particular;

•	successfully manage the impact on costs of data collection due to lower respondent cooperation in surveys, privacy concerns, consumer trends, technology changes and/or government regulations;

•	successfully develop and implement technology solutions to measure new forms of audio content and delivery, multimedia and advertising in an increasingly competitive environment; and

•	successfully maintain industry confidence in our products and services in light of governmental regulation, legislation, litigation, activism or adverse public relations efforts prompted by various industry groups and market segments.
          There are a number of additional important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, the risk factors set forth in the caption “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2007, and elsewhere, and any subsequent periodic or current reports filed by us with the Securities and Exchange Commission.
          In addition, any forward-looking statements represent our estimates only as of the date hereof, and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update any forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Overview
          We are a leading media and marketing information services firm primarily serving radio, cable television, advertising agencies, advertisers, retailers, out-of-home media, online media and, through our Scarborough Research joint venture with The Nielsen Company (“Nielsen”), broadcast television and print media. We currently provide four main services to our customers:
•	measuring radio audiences in local markets in the United States;

•	measuring national radio audiences and the size and composition of audiences of network radio programs and commercials;

•	providing software used for accessing and analyzing our media audience and marketing information data; and

•	providing consumer, shopping, and media-usage information services.
          In addition, we license our PPM technology to a number of international media information services companies for use in the measurement of both radio and television audiences.
          Historically, our quantitative radio audience measurement services and related software have accounted for a substantial majority of our revenue. Our quantitative radio audience measurement business accounted for approximately 89 percent and related software sales accounted for approximately nine percent of our revenue for both three-month periods ended March 31, 2008, and 2007. We expect that for the year ended December 31, 2008, our quantitative radio audience measurement business and related software sales will account for approximately 80 percent and 10 percent, respectively, of our revenue, which is consistent with historic annual trends. Quarterly fluctuations in these percentages are reflective of the seasonal delivery schedule of our radio audience measurement business. While we expect that our quantitative radio audience measurement services and related software will continue to account for the majority of our revenue for the foreseeable future, we are actively seeking opportunities to diversify our revenue base by, among other things, leveraging the investment we have made in our PPM technology by increasing its international licensing and exploring applications of the technology beyond our radio audience measurement business. We expect to continue these efforts to diversify revenue.
          In 2007 and 2006, we entered into multiyear agreements with many of our largest customers, including agreements for PPM-based ratings as and when we commercialize our PPM service in the top 50 U.S. radio markets. These broadcasters account for approximately 80% of the radio advertising revenue in the top 50 markets. The agreements for these customers generally provide for a higher license fee for PPM-based ratings than what we charge for diary-based ratings. As a result, we expect that the percentage of our revenues derived from our radio audience measurement and related software is likely to increase as we commercialize our PPM service.
          Due to slow economic growth of the radio industry generally, as well as the high penetration of our current services in the radio station business, we expect that our future annual organic rate of revenue growth from our quantitative radio measurement services and related software will likely be slower than historical trends. We anticipate that in the near term, organic revenue growth will only moderately exceed the level of contractual price escalators in our diary-based radio ratings contracts until we begin recognizing revenue related to the commercialization of additional PPM markets.
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

          Response rate is an important measure of our effectiveness in obtaining consent from persons to participate in our surveys. We seek to achieve response rates that are sufficient to maintain confidence in our ratings. Another measure often used by clients to assess quality in our ratings is proportionality, which refers to how well the distribution of the sample for any individual survey matches the distribution of the population in the local market. Initiatives designed to address response rates and proportionality can impact the costs associated with our data collection. Beginning with the Spring 2008 diary survey, we will expand promised incentives to smaller markets where the Male 18-34 proportionality index is less than certain thresholds, and we will begin offering a second chance to households in which respondents initially agree to participate, but fail to return any diaries for the week selected. We recently upgraded our diary processing with a new state-of-the-art facility that combines several business processes under one roof. We designed the new building, layout and equipment to increase productivity, efficiency and accuracy for diary processing, which will allow us to implement more quickly future planned diary sample improvement initiatives.
          Recently, some small market radio broadcasters have expressed a desire for alternatives to the current diary-based ratings services. In an effort to improve quantitative and qualitative audience measurement in markets beyond the top 100 ranked markets, over the last few months, we have announced an enhanced set of qualitative questions in our diaries in smaller markets, increased sample sizes in 42 small and medium markets by an average of 30 percent, and appointed a vice president of diary market development to focus on aligning our research and market development priorities in diary-measured markets with those of broadcast stations and local market advertisers. Also, Scarborough, our joint venture with Nielsen, has announced that it will evaluate extending its service beyond its current 75 markets with a service customized to the needs of mid and small market broadcasters. We intend to continue to offer an array of options to individual small markets and customers that can provide them with what they need to best position their stations to maximize all of their revenue opportunities.
          On April 28, 2008, RAJAR, the UK radio research consortium, announced that it will conclude its testing of personal meter audience measurement and will instead pursue online digital surveys.
          We have begun execution of our previously announced plan to roll out progressively our PPM ratings service to the top 50 U.S. radio markets by the end of 2010. In November 2007, we announced our decision to delay the commercialization of the PPM ratings service in nine additional local markets in order to address feedback regarding the PPM service we had received from our customers, the Media Rating Council (“MRC”), and certain other constituencies. Commercialization of our PPM ratings service requires, and we expect will continue to require a substantial financial investment. While commercialization of the PPM ratings service will have a near-term negative impact on our results of operations, which impact likely will be material, restoration of our operating margins following completion of the PPM transition process in the top 50 U.S. radio markets remains our goal, although there can be no assurance that this will be the case. Because many of our largest customers have committed to PPM-based ratings, we also expect that much of our management focus during the remainder of 2008 will be on continuously improving and successfully commercializing our PPM ratings service. We anticipate that we will continue to incur additional costs related to initiatives designed to improve our PPM service. We expect our results of operations for the second quarter, which are traditionally weaker due to normal seasonal patterns inherent in our business, to be even more adversely impacted by the incremental costs incurred in building our PPM ratings service panels while also operating the diary-based ratings service in the local markets scheduled for commercialization in 2008.
          As previously announced, it is our intention to comply with the MRC’s draft voluntary code of conduct (“VOC”) audit provisions before commercializing our PPM service in each local market and ultimately, achieving MRC accreditation of the PPM service in each local market. The MRC’s VOC requires, at a minimum, that ratings companies seeking to replace an accredited currency measurement service with a new currency measurement service, complete an independent audit of the service, share the findings of the audit with MRC members, and provide a period of pre-currency so that customers can assess the data from the new service prior to commercialization.
          During the first quarter of 2008, the MRC decided not to grant accreditation to the Philadelphia and New York PPM services based on audits completed in both markets in 2007, the review of the audit findings and additional information provided to the MRC PPM audit subcommittee. Our goal is to gain MRC accreditation in all our PPM markets, including Philadelphia and New York. To that end, we have initiated new audits and new accreditation processes for both markets.

          On April 28, 2008, BBM Canada (“BBM”), a Canadian industry organization, which supplies radio and television audience ratings services to the Canadian advertising industry, announced that it had selected our joint bid with TNS Media Research to launch combined television and radio PPM service panels for electronic audience measurement in the five largest local markets and a national panel across Canada. We currently expect the new PPM service to begin installation in early 2009 with a commercial launch in Fall 2009.
          We continue to operate in a highly challenging business environment in the markets and industries we serve. Our future performance will be impacted by our ability to address a variety of challenges and opportunities in these markets and constituencies, including our ability to continue to maintain and improve both our diary service and our PPM service, gain MRC accreditation in all of our PPM markets, and develop and implement effective and efficient technological solutions to measure multimedia and advertising.
Stock Repurchases
          On November 14, 2007, our Board of Directors (the “Board”) authorized a program to repurchase up to $200.0 million in shares of our outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of two years through November 14, 2009. As of April 30, 2008, 1,162,800 shares of outstanding common stock had been repurchased under this program for $50.0 million.
Discontinued Operation Held for Sale
          On January 31, 2008, we sold CSW Research Limited (“Continental Research”). Additional information regarding the sale of Continental Research is provided in Note 3 in the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
Project Apollo LLC
          On February 25, 2008, we announced that Arbitron and Nielsen, as sole members, had agreed to the termination of Project Apollo LLC. Expenses incurred for the winding down and liquidation of Project Apollo LLC amounted to $0.4 million for the three months ended March 31, 2008. For the twelve months ended December 31, 2008, we expect to incur costs associated with the shutdown of Project Apollo LLC, but also to spend on developing opportunities to leverage our existing PPM technologies and allow us to continue to pursue the idea of single-source, multimedia measurement.
Critical Accounting Policies and Estimates
          Critical accounting policies and estimates are those that both are important to the presentation of our financial position and results of operations, and require our most difficult, complex or subjective judgments.
          We capitalize software development costs with respect to significant internal use software initiatives or enhancements in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The costs are capitalized from the time that the preliminary project stage is completed and management considers it probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are amortized over periods of three to five years. We perform an assessment quarterly to determine if it is probable that all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value. As of March 31, 2008, and December 31, 2007, our capitalized software developed for internal use had carrying amounts of $20.4 million and $20.1 million, respectively, including $10.7 million and $10.2 million, respectively, of software related to the PPM service.

          We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. Deferred tax liabilities and assets are established for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make assumptions, judgments and estimates to determine the current provision for income taxes and also deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our assumptions, judgments, and estimates relative to the current provision for income taxes take into account current tax laws, interpretation of current tax laws and possible outcomes of current and future audits conducted by domestic and foreign tax authorities. Changes in tax law or interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in the consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account forecasts of the amount and nature of future taxable income. Actual operating results and the underlying amount and nature of income in future years could differ from current assumptions, judgments and estimates of recoverable net deferred tax assets. We believe it is more likely than not that we will realize the benefits of these deferred tax assets. Any of the assumptions, judgments and estimates mentioned above could cause actual income tax obligations to differ from estimates, thus, impacting our financial position and results of operations.
          In accordance with FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes, we conduct an assessment of the uncertainty in income taxes by establishing recognition thresholds for our tax positions before being recognized in the financial statements. Inherent in our calculation are critical judgments by management related to the determination of the basis for our tax positions. FIN No. 48 provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. For further information, see Note 11 in the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for the three months ended March 31, 2008.

Results of Operations
Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007
          The following table sets forth information with respect to our consolidated statements of income:
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended		Increase		Percentage of
	March 31,		(Decrease)		Revenue
	2008	2007	Dollars	Percent	2008	2007
Revenue	$94,065	$89,148	$4,917	5.5%	100.0%	100.0%

Costs and expenses
Cost of revenue	35,110	29,824	5,286	17.7%	37.3%	33.5%
Selling, general and administrative	18,552	20,145	(1,593)	(7.9%)	19.7%	22.6%
Research and development	9,664	10,674	(1,010)	(9.5%)	10.3%	12.0%

Total costs and expenses	63,326	60,643	2,683	4.4%	67.3%	68.0%

Operating income	30,739	28,505	2,234	7.8%	32.7%	32.0%
Equity in net loss of affiliates	(3,945)	(3,756)	(189)	5.0%	(4.2%)	(4.2%)

Income from continuing operations before interest and tax expense	26,794	24,749	2,045	8.3%	28.5%	27.8%
Interest income	184	552	(368)	(66.7%)	0.2%	0.6%
Interest expense	198	95	103	108.4%	0.2%	0.1%

Income from continuing operations before income tax expense	26,780	25,206	1,574	6.2%	28.5%	28.3%
Income tax expense	10,468	9,680	788	8.1%	11.1%	10.9%

Income from continuing operations	16,312	15,526	786	5.1%	17.3%	17.4%
Discontinued operations
Loss from discontinued operations, net of taxes	(495)	(31)	(464)	NM	(0.5%)	NM
Gain on sale, net of taxes	450	—	450	NM	0.5%	NM

Loss from discontinued operations, net of taxes	(45)	(31)	(14)	45.2%	(0.0%)	(0.0%)

Net income	$16,267	$15,495	$772	5.0%	17.3%	17.4%

Income per weighted average common share
Basic
Continuing operations	$0.58	$0.52	$0.06	11.5%
Discontinued operations	—	—	—	—

Net income per share, basic	$0.58	$0.52	$0.06	11.5%

Diluted
Continuing operations	$0.58	$0.52	$0.06	11.5%
Discontinued operations	—	—	—	—

Net income per share, diluted	$0.57	$0.52	$0.05	9.6%

Cash dividends declared per common share	$0.10	$0.10	$—	—

Certain per share data and percentage amounts may not total due to rounding.

NM — not meaningful

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

			Increase
			(Decrease)
	2008	2007	Dollars	Percent
Other data:
EBIT (1)	$26,794	$24,749	$2,045	8.3%
EBITDA (1)	$30,716	$27,424	$3,292	12.0%

EBIT and EBITDA Reconciliation (1)
Income from continuing operations	$16,312	$15,526	$786	5.1%
Income tax expense	10,468	9,680	788	8.1%
Interest income	184	552	(368)	(66.7%)
Interest expense	198	95	103	108.4%

EBIT (1)	26,794	24,749	2,045	8.3%
Depreciation and amortization	3,922	2,675	1,247	46.6%

EBITDA (1)	$30,716	$27,424	$3,292	12.0%

(1)	EBIT (earnings before interest and income taxes) and EBITDA (earnings before interest, income taxes, depreciation and amortization) are non-GAAP financial measures that we believe are useful to investors in evaluating our results. For further discussion of these non-GAAP financial measures, see paragraph below entitled “EBIT and EBITDA” of this quarterly report.
          Revenue. Revenue increased 5.5% for the three months ended March 31, 2008, as compared to the same period in 2007, due primarily to a $5.2 million increase related to the radio ratings subscriber base, contract renewals, and price escalations in multiyear customer contracts for our quantitative data license revenue, partially offset by a $0.5 million decrease in PPM International revenue.
          Cost of Revenue. Cost of revenue increased by 17.7% for the three months ended March 31, 2008, as compared to the same period in 2007. The increase in cost of revenue was largely attributable to $6.9 million of increased costs related to the PPM service, which were substantially driven by roll-out costs associated with the management and recruitment of the PPM panels for markets scheduled to launch in September 2008; New York, Nassau-Suffolk, Middlesex-Somerset-Union, Los Angeles, Riverside-San Bernardino, Chicago, San Francisco, San Jose, Atlanta, Dallas-Ft. Worth, and Detroit. We expect that our cost of revenue will continue to increase as a result of our efforts to commercialize the PPM ratings service and support the roll-out of this service over the next two to three years. This increase for the three months ended March 31, 2008, as compared to the same period of 2007, was partially offset by a $0.6 million decrease in PPM International costs, a $0.6 million decrease in our diary rating service costs, and a $0.5 million decrease in national marketing panel costs. Because Project Apollo LLC was formed in February 2007, the related costs of revenue were expensed directly by the affiliate for the entire three months ended March 31, 2008, as compared with only two months during the first quarter of 2007. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Project Apollo LLC” for a description of the decision to terminate Project Apollo LLC.
          Selling, General and Administrative. Selling, general and administrative expenses decreased by 7.9% for the three months ended March 31, 2008, as compared to the same period in 2007. The decrease in selling, general and administrative expenses was due largely to a $0.8 million decrease in sales and marketing personnel-related costs and a $0.7 million decrease in consulting fees associated with mergers and acquisition advisory services incurred during 2007.
          Research and Development. Research and development expenses decreased 9.5% during the three months ended March 31, 2008, as compared to the same period in 2007. The decrease in research and development expenses resulted primarily from a $1.0 million decrease in expenses associated with our continued development of the next generation of our client software, a $0.6 million decrease in expenses related to the development of our accounts receivable and contract management system, and a $0.3 million decrease in expenses related to our diary rating service, partially offset by a $0.9 million increase related to applications and infrastructure to support the PPM service.

          Income Tax Expense. The effective tax rate from continuing operations increased from 38.4% for the three months ended March 31, 2007, to 39.1% for the three months ended March 31, 2008, reflecting the increase in certain non-deductible expenses and the increase in certain state income tax rates.
          Net Income. Net income increased 5.0% for the three months ended March 31, 2008, as compared to the same period in 2007, due primarily to cost-saving initiatives implemented in 2008, substantially offset by our continuing efforts to support the strategic development of our PPM ratings business and further build our PPM roll-out panels for markets scheduled to launch in September 2008; New York, Nassau-Suffolk, Middlesex-Somerset-Union, Los Angeles, Riverside-San Bernardino, Chicago, San Francisco, San Jose, Atlanta, Dallas-Ft. Worth, and Detroit.
          EBIT and EBITDA. We believe that presenting EBIT and EBITDA, both non-GAAP financial measures, as supplemental information helps investors, analysts, and others, if they so choose, in understanding and evaluating our operating performance in some of the same manners that we do because EBIT and EBITDA exclude certain items that are not directly related to our core operating performance. We reference these non-GAAP financial measures in assessing current performance and making decisions about internal budgets, resource allocation and financial goals. EBIT is calculated by deducting net interest income from income from continuing operations and adding back income tax expense to income from continuing operations. EBITDA is calculated by deducting net interest income from income from continuing operations and adding back income tax expense, and depreciation and amortization to income from continuing operations. EBIT and EBITDA should not be considered substitutes either for income from continuing operations, as indicators of our operating performance, or for cash flow, as measures of our liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. EBIT increased 8.3% and EBITDA increased 12.0% for the three months ended March 31, 2008, as compared to the same period in 2007, due primarily to cost-saving initiatives implemented during 2008, substantially offset by our continuing efforts to support the strategic development of our PPM ratings business and further build our PPM roll-out panels for markets scheduled to launch in September 2008; New York, Nassau-Suffolk, Middlesex-Somerset-Union, Los Angeles, Riverside-San Bernardino, Chicago, San Francisco, San Jose, Atlanta, Dallas-Ft. Worth, and Detroit. EBITDA increased at a faster rate than EBIT for the three months ended March 31, 2008, as compared to the same period in 2007, due to increased depreciation and amortization related to increased PPM capital expenditures.

Liquidity and Capital Resources
     Working capital was ($30.6) million and ($45.8) million as of March 31, 2008, and December 31, 2007, respectively. Excluding the deferred revenue liability, which does not require a significant additional cash outlay, working capital was $27.6 million and $20.9 million as of March 31, 2008, and December 31, 2007, respectively. Cash and cash equivalents were $25.3 million and $21.1 million as of March 31, 2008, and December 31, 2007, respectively. We expect that our cash position as of March 31, 2008, cash flow generated from operations, and our available revolving credit facility (“Credit Facility”) will be sufficient to support our operations for the foreseeable future.
     Net cash provided by operating activities was $15.2 million and $10.1 million for the three-month periods ended March 31, 2008, and 2007, respectively. This $5.1 million increase in net cash provided by operating activities was mainly attributable to a $6.2 million change in accrued expenses and other current liabilities, resulting primarily from a $3.1 million fluctuation in expenditures for payroll and benefit costs for the three months ended March 31, 2008, as compared to the same period of 2007, a $1.8 million change associated with the formation of Project Apollo during the three months ended March 31, 2007, and a $1.6 million fluctuation related to income taxes. In addition, a $0.8 million increase in cash from operations resulted from increased accounts receivable collections. These increases in cash inflow were partially offset by a $1.8 million decrease in cash flows for increased prepaids and other current assets related primarily to increased survey participant incentives during the quarter ended March 31, 2008, as compared to the same period of 2007, as well as reduced inventory levels during the three months ended March 31, 2007.
     Net cash used in investing activities was $6.4 million and $15.9 million for the three-month periods ended March 31, 2008, and 2007, respectively. This $9.6 million decrease in net cash used in investing activities was driven primarily by $11.7 million of net short-term investment purchases during the three months ended March 31, 2007. No such short-term investment activity occurred during the three months ended March 31, 2008. This change for the three months ended March 31, 2008, as compared to the same period in 2007, is related to the timing of stock repurchases under our outstanding stock repurchase programs. During the three months ended March 31, 2007, no stock repurchases were conducted and the available outstanding short-term investment balance increased. However, during the year ended December 31, 2007, our short-term investments were sold prior to the first quarter 2008 to supplement our cash flow from operations in the completion of our then outstanding $100.0 million stock repurchase program. For further analysis regarding the impact to our consolidated financial statements of our stock repurchase programs, see the discussion of the net financing activities below.
     The decrease in net cash used in investing activities was also impacted by a $1.0 million net cash inflow during 2008 related to the sale of our CSW Research business. See Note 3 - Discontinued Operations to the Notes to Consolidated Financial Statements in this Form 10-Q for further information. These reductions in cash used in investing activities were partially offset by a $2.8 million increase in capital spending, primarily related to increased PPM equipment and PPM-related software purchases paid during the three months ended March 31, 2008, as compared to the same period in 2007.
     Net cash used in financing activities was $5.7 million for the three months ended March 31, 2008. Net cash provided by financing activities was $1.5 million for the three months ended March 31, 2007. This $7.2 million fluctuation in financing activities was largely due to $36.9 million of stock repurchases paid in conjunction with our currently outstanding $200.0 million authorized stock repurchase program, and to $3.0 million in reduced proceeds received from stock option exercises, which resulted from lower average stock prices relative to the average exercise price on options outstanding during the three months ended March 31, 2008, as compared to the same period in 2007. These net uses of cash in total were largely offset by $33.0 million in net borrowings made under our Credit Facility, the proceeds of which were used in conjunction with cash from operations to fund the stock repurchases made during the three months ended March 31, 2008. No net borrowings or net payments of long-term debt were made during the same period in 2007.
     On December 20, 2006, we entered into an agreement with a consortium of lenders to provide up to $150.0 million of financing to us through a five-year, unsecured revolving credit facility. The agreement contains an expansion feature for us to increase the financing available under the Credit Facility up to $200.0 million. Interest on borrowings under the Credit Facility will be calculated based on a floating rate for a duration of up to six months as selected by us.

     Our Credit Facility contains financial terms, covenants and operating restrictions that potentially restrict our financial flexibility. Under the terms of the Credit Facility, we are required to maintain certain leverage and coverage ratios and meet other financial conditions. The agreement potentially limits, among other things, our ability to sell assets, incur additional indebtedness, and grant or incur liens on its assets. Under the terms of the Credit Facility, all of our material domestic subsidiaries, if any, guarantee the commitment. Currently, we do not have any material domestic subsidiaries as defined under the terms of the Credit Facility. Although we do not believe that the terms of our Credit Facility limit the operation of our business in any material respect, the terms of the Credit Facility may restrict or prohibit our ability to raise additional debt capital when needed or could prevent us from investing in other growth initiatives. Our outstanding borrowings increased from $12.0 million at December 31, 2007, to $45.0 million at March 31, 2008. On April 14, 2008, we borrowed an additional $50.0 million under the Credit Facility. We have been in compliance with the terms of the Credit Facility since the agreement’s inception.
     On November 14, 2007, our Board of Directors (the “Board”) authorized a program to repurchase up to $200.0 million in shares of our outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of two years through November 14, 2009. As of April 30, 2008, 1,162,800 shares of outstanding common stock had been repurchased under this program for $50.0 million.
     Commercialization of our PPM radio ratings service requires and will continue to require a substantial financial investment. We believe our cash generated from operations, as well as access to our existing credit facility, is sufficient to fund such requirements. We currently estimate that the annual capital expenditures associated with the PPM ratings service commercialization for audience ratings measurement will be approximately $20.0 million. We also anticipate that, over the next two to three years of commercialization, our results of operations will be materially negatively impacted as a result of the roll-out of our PPM ratings service. The amount of capital required for deployment of our PPM ratings service and the impact on our results of operations will be greatly affected by the speed of the roll-out schedule. While commercialization of the PPM ratings service will have a near-term negative impact on the our results of operations, which impact likely will be material, restoration of our operating margins following the completion of the PPM transition process in the top 50 U.S. radio markets remains our goal, although there can be no assurance that this will be the case.
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

     The transition from the diary service to the PPM service in the top 50 U.S. radio markets will have an impact on the seasonality of revenue and costs and expenses. Although revenue in the top 50 U.S. radio markets is recognized ratably over the year in both the diary and PPM services, there will be fluctuations in the depth of the seasonality pattern during the periods of transition between the services in each market. The larger impact on the seasonality pattern is related to the costs and expenses to produce the services. PPM costs and expenses will accelerate six to nine months in advance of the commercialization of each market as the panel is built. These preliminary costs are incremental to the costs associated with our diary-based ratings service and will adversely impact the cost pattern associated with our historical consolidated financial statements.
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
Foreign Currency Exchange Rate Risk
     The Company’s foreign operations are not significant at this time, and, therefore, its exposure to foreign currency risk is minimal.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
      On April 30, 2008, Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund filed a securities class action lawsuit in the United States District Court for the Southern District of New York on behalf of a purported Class of all purchasers of Arbitron common stock between July 19, 2007 and November 26, 2007. The plaintiff asserts that Arbitron, Stephen B. Morris (our Chairman, President and Chief Executive Officer), and Sean R. Creamer (our Executive Vice President, Finance and Planning & Chief Financial Officer) violated federal securities laws. The plaintiff alleges misrepresentations and omissions relating, among other things, to the delay in commercialization of our Portable People Meter radio ratings service in November 2007, as well as stock sales during the period by company insiders who were not named as defendants and Messrs. Morris and Creamer. The plaintiff seeks class certification, compensatory damages plus interest and attorneys’ fees, among other remedies. The Company will defend itself vigorously.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On November 14, 2007, our Board of Directors authorized a program to repurchase up to $200.0 million in shares of our outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of two years through November 14, 2009. The following table outlines the stock repurchase activity during the three months ended March 31, 2008.

			Total Number	Maximum Dollar Value
			of Shares Purchased	of Shares That May
	Total Number of	Average Price	as Part of	Yet Be Purchased
	Shares	Paid	Publicly	Under the
Period	Purchased	Per Share	Announced Program	Program
January 1-31	—	$—	—	$200,000,000
February 1-29	—	—	—	200,000,000
March 1-31	1,076,500	42.89	1,076,500	153,826,104

Total	1,076,500	$42.89	1,076,500	$153,826,104

ITEM 6. EXHIBITS

Exhibit No.	Description
Exhibit 10.1	Description of Terms of Executive Non-Equity Incentive Plan (Filed on the Company’s Current Report on Form 8-K, dated January 23, 2008, and incorporated herein by reference)*

Exhibit 10.2	Form of CEO Restricted Stock Unit Grant Agreement*

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan, contract or arrangement.

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

Date: May 6, 2008