Form 10-Q
period 2008-06-30
ARBITRON INC
filed 2008-08-06
CIK 109758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     The registrant had 26,530,980 shares of common stock, par value $0.50 per share, outstanding as of August 1, 2008.

ARBITRON INC.

     Arbitron owns or has the rights to various trademarks, trade names or service marks used in its radio audience measurement business and subsidiaries, including the following: the Arbitron name and logo, ArbitrendsSM, RetailDirect®, RADAR®, TapscanTM, Tapscan WorldWideTM, LocalMotion®, Maximi$er®, Maximi$er® Plus, Arbitron PD Advantage®, SmartPlus®, Arbitron Portable People MeterTM, Marketing Resources Plus®, MRPSM, PrintPlus®, MapMAKER DirectSM, Media ProfessionalSM, Media Professional PlusSM, QualitapSM, MediaMasterSM, ProspectorSM, and Schedule-ItSM.
     The trademarks Windows® and Media Rating Council® are the registered trademarks of others.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARBITRON INC.
Consolidated Balance Sheets
(In thousands, except par value data)

	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$21,711	$21,141
Trade accounts receivable, net of allowance for doubtful accounts of $1,856 in 2008 and $1,688 in 2007	31,690	34,171
Prepaid expenses and other current assets	4,697	4,505
Current assets of discontinued operation held for sale	—	5,677
Deferred tax assets	2,737	3,124

Total current assets	60,835	68,618

Investment in affiliate(s)	12,794	15,262
Property and equipment, net	53,715	50,183
Goodwill, net	38,500	38,500
Other intangibles, net	1,047	1,252
Noncurrent assets of discontinued operation held for sale	—	1,869
Noncurrent deferred tax assets	3,527	4,089
Other noncurrent assets	1,074	770

Total assets	$171,492	$180,543

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,209	$10,338
Accrued expenses and other current liabilities	21,193	27,702
Current liabilities of discontinued operation held for sale	—	4,651
Current portion of long-term debt	—	5,000
Deferred revenue	70,323	66,768

Total current liabilities	98,725	114,459
Long-term debt	50,000	7,000
Other noncurrent liabilities	11,023	10,884

Total liabilities	159,748	132,343

Commitments and contingencies
Stockholders’ equity
Preferred stock, $100.00 par value, 750 shares authorized, no shares issued	—	—
Common stock, $0.50 par value, authorized 500,000 shares, issued 32,338 shares as of June 30, 2008, and December 31, 2007	16,169	16,169
Net distributions to parent prior to the March 30, 2001, spin-off	(239,042)	(239,042)
Retained earnings subsequent to spin-off	244,200	279,996
Common stock held in treasury, 5,174 shares in 2008 and 4,028 shares in 2007	(2,587)	(2,014)
Accumulated other comprehensive loss	(6,996)	(6,909)

Total stockholders’ equity	11,744	48,200

Total liabilities and stockholders’ equity	$171,492	$180,543

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	June 30,
	2008	2007
Revenue	$78,655	$75,867

Costs and expenses
Cost of revenue	52,585	43,643
Selling, general and administrative	19,977	20,233
Research and development	9,864	11,762

Total costs and expenses	82,426	75,638

Operating (loss) income	(3,771)	229
Equity in net income of affiliates	5,166	5,089

Income from continuing operations before interest and income tax expense	1,395	5,318
Interest income	271	637
Interest expense	682	96

Income from continuing operations before income tax expense	984	5,859
Income tax expense	359	2,137

Income from continuing operations	625	3,722

Discontinued operations:
Income from discontinued operations, net of taxes	—	66
Loss on sale of discontinued operations, net of taxes	(25)	—

Total (loss) income from discontinued operations, net of taxes	(25)	66

Net income	$600	$3,788

Income per weighted-average common share
Basic
Continuing operations	$0.02	$0.12
Discontinued operations	—	—

Net income	$0.02	$0.13

Diluted
Continuing operations	$0.02	$0.12
Discontinued operations	—	—

Net income	$0.02	$0.13

Weighted-average common shares used in calculations
Basic	27,183	29,955
Potentially dilutive securities	251	309

Diluted	27,434	30,264

Dividends declared per common share outstanding	$0.10	$0.10

Note: Certain per share data amounts may not total due to rounding.
See accompanying notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
Revenue	$172,720	$165,015

Costs and expenses
Cost of revenue	87,695	73,467
Selling, general and administrative	38,529	40,378
Research and development	19,528	22,436

Total costs and expenses	145,752	136,281

Operating income	26,968	28,734
Equity in net income of affiliates	1,221	1,333

Income from continuing operations before interest and income tax expense	28,189	30,067
Interest income	455	1,189
Interest expense	880	191

Income from continuing operations before income tax expense	27,764	31,065
Income tax expense	10,827	11,817

Income from continuing operations	16,937	19,248

Discontinued operations:
(Loss) income from discontinued operations, net of taxes	(495)	35
Gain on sale of discontinued operations, net of taxes	425	—

Total (loss) income from discontinued operations, net of taxes	(70)	35

Net income	$16,867	$19,283

Income per weighted-average common share
Basic
Continuing operations	$0.61	$0.64
Discontinued operations	—	—

Net income	$0.61	$0.65

Diluted
Continuing operations	$0.61	$0.64
Discontinued operations	—	—

Net income	$0.61	$0.64

Weighted-average common shares used in calculations
Basic	27,687	29,852
Potentially dilutive securities	186	271

Diluted	27,873	30,123

Dividends declared per common share outstanding	$0.20	$0.20

Note: Certain per share data amounts may not total due to rounding.
See accompanying notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Cash Flows
(In thousands and unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$16,867	$19,283
(Loss) income from discontinued operations, net of taxes	(70)	35

Income from continuing operations	16,937	19,248
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	7,896	4,928
Amortization of intangible assets	205	459
Loss on asset disposals	692	191
Deferred income taxes	1,003	20
Equity in net income of affiliates	(1,221)	(1,333)
Distributions from affiliate	4,750	4,500
Bad debt expense	460	505
Non-cash share-based compensation	4,347	3,473
Changes in operating assets and liabilities
Trade accounts receivable	2,021	(204)
Prepaid expenses and other assets	(411)	769
Accounts payable	(1,845)	258
Accrued expenses and other current liabilities	(6,390)	(14,783)
Deferred revenue	3,555	480
Other noncurrent liabilities	612	976
Net cash (used) provided by operating activities of discontinued operations	(1,225)	260

Net cash provided by operating activities	31,386	19,747

Cash flows from investing activities
Additions to property and equipment	(13,403)	(10,297)
Investment in affiliate	(1,061)	(954)
Purchases of short-term investments	—	(140,195)
Proceeds from sales of short-term investments	—	128,970
Net cash provided (used) by investing activities from discontinued operations	2,123	(17)

Net cash used in investing activities	(12,341)	(22,493)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	7,138	11,118
Stock repurchases	(59,731)	(5,175)
Tax benefits realized from share-based awards	787	1,483
Dividends paid to stockholders	(5,650)	(5,994)
Borrowings of long-term debt	95,000	—
Payments of long-term debt	(57,000)	—

Net cash (used) provided by financing activities	(19,456)	1,432

Effect of exchange rate changes on cash and cash equivalents	(6)	83

Net change in cash and cash equivalents	(417)	(1,231)
Cash and cash equivalents at beginning of period	22,128	33,640

Cash and cash equivalents at end of period	$21,711	$32,409

Cash and cash equivalents from continuing operations at end of period	$21,711	$29,673
Cash and cash equivalents from discontinued operations at end of period	—	2,736

Cash and cash equivalents at end of period	$21,711	$32,409

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Notes to Consolidated Financial Statements
June 30, 2008
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
Consolidation
     The consolidated financial statements of the Company for the six months ended June 30, 2008, reflect the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries: Arbitron Holdings Inc., Audience Research Bureau S.A. de C.V., Ceridian Infotech (India) Private Limited, CSW Research Limited, Euro Fieldwork Limited, Arbitron International, LLC, and Arbitron Technology Services India Private Limited. All significant intercompany balances have been eliminated in consolidation. The Company consummated the sale of CSW Research Limited and Euro Fieldwork Limited, a subsidiary of CSW Research Limited, on January 31, 2008. The financial information of CSW Research Limited and Euro Fieldwork Limited has been separately reclassified within the consolidated financial statements as a discontinued operation. See Note 3 for further information.

2. New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The Company adopted SFAS No. 157 for all financial assets and liabilities and the impact to the consolidated financial statements was immaterial. In accordance with FASB Staff Position 157-2, the provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2008, for all nonfinancial assets and nonfinancial liabilities. The management of the Company is evaluating the impact of adopting the nonfinancial asset and nonfinancial liability provisions of SFAS No. 157, but does not currently expect such adoption, effective January 1, 2009, to have a material impact on the Company’s consolidated financial statements.
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

3. Discontinued Operation
     During the fourth quarter of 2007, the Company approved a plan to sell CSW Research Limited (“Continental”), which represented a component of the Company’s international operations. As a result, the assets and liabilities, results of operations, and cash flow activity of Continental were reclassified separately as a discontinued operation held for sale within the consolidated financial statements for all periods presented. On January 31, 2008, the sale of Continental was completed at a gain of $0.4 million. The following tables present key information associated with the net assets and operating results of the discontinued operations for the reporting periods included in the consolidated financial statements filed in this quarterly report on Form 10-Q for the period ended June 30, 2008 (in thousands):

	June 30,	December 31,
	2008	2007

Assets and Liabilities of Discontinued Operations
Cash	$—	$987
Receivables	—	4,112
Deferred taxes-current	—	49
Prepaids and other current assets	—	529

Current assets	—	5,677

Property, plant and equipment	—	46
Goodwill	—	2,058
Deferred taxes-noncurrent	—	(235)

Noncurrent assets	—	1,869

Total assets	$—	$7,546

Accounts payable	$—	$1,499
Accrued expenses and other current liabilities	—	2,526
Deferred revenue	—	626

Total liabilities	$—	$4,651

Accumulated other comprehensive income	$—	$376

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Results of Discontinued Operations
Revenue	$—	$3,180	$1,011	$5,809
Operating expenses	—	3,121	1,802	5,822

Operating income (loss)	—	59	(791)	(13)
Net interest income	—	33	7	62

Income (loss) before income tax (expense) benefit	—	92	(784)	49
Income tax (expense) benefit	—	(26)	289	14

Income (loss) from discontinued operations, net of taxes	—	66	(495)	35
(Loss) gain on sale, net of taxes	(25)	—	425	—

Total (loss) income from discontinued operations, net of taxes	$(25)	$66	$(70)	$35

4. Long-term Debt
     On December 20, 2006, the Company entered into an agreement with a consortium of lenders to provide up to $150.0 million of financing to the Company through a five-year, unsecured revolving credit facility (the “Credit Facility”). The agreement contains an expansion feature for the Company to increase the total financing available under the Credit Facility up to $200.0 million. As of June 30, 2008, and December 31, 2007, the outstanding net borrowings under the Credit Facility were $50.0 million and $12.0 million, respectively. There was no short-term portion of long-term debt recorded as of June 30, 2008. The $12.0 million of debt recorded as of December 31, 2007, included $5.0 million in short-term obligations under the provisions of the Credit Facility.
     Under the terms of the Credit Facility, the Company is required to maintain certain leverage and coverage ratios and meet other financial conditions. The agreement contains certain financial covenants, and limits among other things, the Company’s ability to sell certain assets, incur additional indebtedness, and grant or incur liens on its assets. Under the terms of the Credit Facility, all of the Company’s material domestic subsidiaries, if any, guarantee the commitment. As of June 30, 2008, and December 31, 2007, the Company had no material domestic subsidiaries as defined by the terms of the Credit Facility. As of June 30, 2008, and December 31, 2007, the Company was in compliance with the terms of the Credit Facility.
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
     The Credit Facility has two borrowing options, a Eurodollar rate option or an alternate base rate option, as defined in the agreement. Under the Eurodollar option, the Company may elect interest periods of one, two, three or six months at the inception date and each renewal date. Borrowings under the Eurodollar option bear interest at the London Interbank Offered Rate (LIBOR) plus a margin of 0.575% to 1.25%. Borrowings under the base rate option bear interest at the higher of the lead lender’s prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 0.00% to 0.25%. The specific margins, under both options, are determined based on the Company’s ratio of indebtedness to earnings before interest, income taxes, depreciation, amortization and non-cash share-based compensation (the “leverage ratio”), and is adjusted every 90 days. The agreement contains a facility fee provision whereby the Company is charged a fee, ranging from 0.175% to 0.25%, applied to the total amount of the commitment. The interest rate on outstanding borrowings as of June 30, 2008, and December 31, 2007, was 3.0% and 5.8%, respectively.
     Interest paid during the six-month periods ended June 30, 2008, and 2007, was $0.9 million and $0.1 million, respectively. Interest capitalized during the six-month period ended June 30, 2008, was less than $0.1 million. No interest was capitalized during the six-month period ended June 30, 2007, due to the prepayment of all outstanding debt during the fourth quarter of 2006 and no new borrowings as of June 30, 2007. Non-cash amortization of deferred financing costs classified as interest expense during each of the three-month and six-month periods ended June 30, 2008, and 2007, was less than $0.1 million, respectively.

5. Stockholders’ Equity
     Changes in stockholders’ equity for the six months ended June 30, 2008, were as follows (in thousands):

				Net Distributions
				to Parent	Retained	Accumulated
				Prior to	Earnings	Other	Total
	Shares	Common	Treasury	March 30, 2001	Subsequent	Comprehensive	Stockholders’
	Outstanding	Stock	Stock	Spin-off	to Spin-off	Loss	Equity

Balance as of December 31, 2007	28,310	$16,169	$(2,014)	$(239,042)	$279,996	$(6,909)	$48,200

Net income	—	—	—	—	16,867	—	16,867

Common stock issued from treasury stock	226	—	113	—	6,785	—	6,898

Stock repurchased	(1,372)	—	(686)	—	(59,045)	—	(59,731)

Excess tax benefit from share-based awards	—	—	—	—	787	—	787

Non-cash compensation	—	—	—	—	4,347	—	4,347

Dividends declared	—	—	—	—	(5,537)	—	(5,537)

Other comprehensive loss	—	—	—	—	—	(87)	(87)

Balance as of June 30, 2008	27,164	$16,169	$(2,587)	$(239,042)	$244,200	$(6,996)	$11,744

     A quarterly cash dividend of $0.10 per common share was paid to stockholders on July 1, 2008.

6. Short-term Investments
     The Company periodically makes short-term investments in municipal and other government-issued variable-rate demand notes. Such investments, if any, are recorded by the Company at fair value and any outstanding investment assets are classified as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of June 30, 2008, and December 31, 2007, there were no outstanding short-term investment assets recorded on the Company’s balance sheets.
     There were no purchases or sales of available-for-sale securities during the six months ended June 30, 2008. For the three-month and six-month periods ended June 30, 2007, purchases of available-for-sale securities were $47.0 million and $140.2 million, respectively. For the three-month and six-month periods ended June 30, 2007, proceeds from the sales of available-for-sale securities were $47.5 million and $129.0 million, respectively.
7. Net Income Per Weighted-Average Common Share
     The computations of basic and diluted net income per weighted-average common share for the three-month and six-month periods ended June 30, 2008, and 2007, are based on the Company’s weighted-average shares of common stock and potentially dilutive securities outstanding.
     Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period. As of June 30, 2008, and 2007, there were options to purchase 1,804,844 and 1,929,584 shares of the Company’s common stock outstanding, of which options to purchase 432,397 and 13,291 shares of the Company’s common stock, respectively, were excluded from the computation of diluted net income per weighted-average common share for the quarter ended June 30, 2008, and 2007, respectively, either because the options’ exercise prices were greater than the average market price of the Company’s common shares or assumed repurchases from proceeds from the options’ exercise were potentially antidilutive. The Company elected to use the alternative method prescribed by FASB Staff Position SFAS No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, for determining its initial hypothetical tax benefit windfall pool. In addition, in accordance with provisions under SFAS No. 123R, Share-Based Payment, (“SFAS No. 123R”) the assumed proceeds associated with the entire amount of tax benefits for share-based awards granted prior to SFAS No. 123R adoption were used in the diluted shares computation. For share-based awards granted subsequent to the January 1, 2006, SFAS No. 123R adoption date, the assumed proceeds for the related excess tax benefits were used in the diluted shares computation.

8. Comprehensive Income and Accumulated Other Comprehensive Loss
     The Company’s comprehensive income is comprised of net income, changes in foreign currency translation adjustments, and changes in retirement liabilities, net of tax (expense) benefits. The components of comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$600	$3,788	$16,867	$19,283

Other comprehensive (loss) income:

Change in foreign currency translation adjustment, net of tax benefit (expense) of $(4) and $(35) for the three months ended June 30, 2008, and 2007, respectively; and a tax benefit (expense) of $240 and $(43) for the six months ended June 30, 2008, and 2007, respectively.	3	56	(373)	68

Change in retirement liabilities, net of tax benefit (expense) of $(188) and $(175) for the three months ended June 30, 2008, and 2007, respectively; and a tax benefit (expense) of $(187) and $(171) for the six months ended June 30, 2008, and 2007, respectively.	48	276	286	280

Other comprehensive income (loss)	51	332	(87)	348

Comprehensive income	$651	$4,120	$16,780	$19,631

The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30,	December 31,
	2008	2007
Foreign currency translation adjustment, net of taxes	$1	$374
Retirement liabilities, net of taxes	(6,997)	(7,283)

Accumulated other comprehensive loss	$(6,996)	$(6,909)

9. Investment in Affiliates
     Investment in affiliates consists of the Company’s 49.5% interest in Scarborough, a syndicated, qualitative local market research partnership, and until its termination on June 30, 2008, the Company’s 50.0% interest in Project Apollo LLC, a pilot national marketing research service. Both investments are accounted for using the equity method of accounting. The following table shows the investment activity for each of the Company’s affiliates and in total for the periods ended June 30, 2008, and 2007:

	Summary of Investment Activity in Affiliates (in thousands)

	Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007
		Project			Project
		Apollo			Apollo
	Scarborough	LLC	Total	Scarborough	LLC	Total

Beginning balance	$14,420	$842	$15,262	$13,907	$—	$13,907
Equity in net income (loss) of affiliates	3,124	(1,903)	1,221	3,135	(1,802)	1,333
Distributions from affiliate	(4,750)	—	(4,750)	(4,500)	—	(4,500)
Non-cash investments in affiliate	—	—	—	—	2,214	2,214
Cash investments in affiliate	—	1,061	1,061	—	954	954

Ending balance at June 30	$12,794	$—	$12,794	$12,542	$1,366	$13,908

	Three Months Ended			Three Months Ended
	June 30, 2008			June 30, 2007
		Project			Project
		Apollo			Apollo
	Scarborough	LLC	Total	Scarborough	LLC	Total

Beginning balance	$8,006	$199	$8,205	$7,929	$1,086	$9,015
Equity in net income (loss) of affiliates	6,038	(872)	5,166	5,763	(674)	5,089
Distributions from affiliate	(1,250)	—	(1,250)	(1,150)	—	(1,150)
Cash investments in affiliate	—	673	673	—	954	954

Ending balance at June 30	$12,794	$—	$12,794	$12,542	$1,366	$13,908

10. Retirement Plans
     Certain of the Company’s United States employees participate in a defined-benefit pension plan that closed to new participants effective January 1, 1995. The Company subsidizes healthcare benefits for eligible retired employees who participate in the pension plan and were hired before January 1, 1992. The Company also sponsors two nonqualified, unfunded supplemental retirement plans.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“SFAS No. 158”). During 2007, the Company measured plan assets and benefit obligations as of September 30. In accordance with the provisions of SFAS No. 158, effective for fiscal years ending after December 15, 2008, the measurement date is required to be as of the date of the Company’s fiscal year-end statement of financial position, December 31. The management of the Company is evaluating the potential impact of adopting the measurement date provisions of SFAS No. 158 on the Company’s consolidated financial statements and expects that such impact will not be material to the financial position, results of operations or cash flows of the Company.
     The components of periodic benefit costs for the defined-benefit pension, postretirement, and supplemental retirement plans were as follows (in thousands):

	Defined-Benefit		Postretirement		Supplemental
	Pension Plan		Plan		Retirement Plans
	Three Months		Three Months		Three Months
	Ended June 30,		Ended June 30,		Ended June 30,
	2008	2007	2008	2007	2008	2007
Service cost	$196	$218	$11	$9	$29	$32
Interest cost	507	445	23	21	58	52
Expected return on plan assets	(615)	(552)	—	—	—	—
Amortization of prior service cost	5	5	—	—	(5)	(5)
Amortization of net loss	182	166	9	11	46	48

Net periodic benefit cost	$275	$282	$43	$41	$128	$127

	Defined-Benefit		Postretirement		Supplemental
	Pension Plan		Plan		Retirement Plans
	Six Months		Six Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,
	2008	2007	2008	2007	2008	2007
Service cost	$392	$435	$21	$18	$59	$65
Interest cost	1,013	890	47	42	117	105
Expected return on plan assets	(1,229)	(1,103)	—	—	—	—
Amortization of prior service cost	11	11	—	—	(11)	(11)
Amortization of net loss	364	331	17	23	92	96

Net periodic benefit cost	$551	$564	$85	$83	$257	$255

     The Company estimates that it will contribute $2.3 million in 2008 to these defined benefit plans.

11. Taxes
     The effective tax rate from continuing operations was increased from 38.0% for the six months ended June 30, 2007, to 39.0% for the six months ended June 30, 2008, to reflect the increase in certain non-deductible expenses and the increase in certain state income tax rates.
     During 2008, the Company’s net unrecognized tax benefits for certain tax contingencies decreased from $1.0 million as of December 31, 2007, to $0.8 million as of June 30, 2008. If recognized, the $0.8 million of unrecognized tax benefits would reduce the Company’s effective tax rate in future periods.
     The Company accrues potential interest and penalties and recognizes income tax expense where, under relevant tax law, interest and penalties would be assessed if the uncertain tax position ultimately was not sustained. The Company has recorded a liability for potential interest and penalties of $0.1 million as of June 30, 2008.
     Management determined it is reasonably possible that certain unrecognized tax benefits as of June 30, 2008, will decrease during the subsequent twelve months due to either the expiration of statutes of limitation or due to the settlement of certain state audit examinations. The estimated decrease in these unrecognized federal tax benefits and the estimated decrease in unrecognized tax benefits from various states are both immaterial.
     The Company files numerous income tax returns, primarily in the United States, including federal, state, and local jurisdictions, and certain foreign jurisdictions. Tax years ended December 31, 2004, through December 31, 2007, remain open for assessment by the Internal Revenue Service. Generally, the Company is not subject to state, local or foreign examination for years prior to 2003. However, tax years 1989 through 2002 remain open for assessment for certain state taxing jurisdictions where net operating loss (“NOL”) carryforwards were utilized on income tax returns for such states since 2002.
     As the Company is subject to federal and state audits throughout the normal course of operations, losses for tax contingencies are recognized for unasserted contingent claims when such matters are probable and reasonably estimable.
  Income taxes paid on continuing operations for the six months ended June 30, 2008, and 2007, were $11.5 million and $12.7 million, respectively.

12. Share-Based Compensation
     The following table sets forth information with regard to the income statement recognition of share-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenue	$252	$182	$412	$316
Selling, general and administrative	2,344	1,852	3,700	2,941
Research and development	133	139	235	216

Share-based compensation	$2,729	$2,173	$4,347	$3,473

     There was no capitalized share-based compensation cost recorded during the six-month periods ended June 30, 2008, and 2007.
     On May 13, 2008, the Company’s shareholders approved the 2008 Equity Compensation Plan that provides for the grant of share-based awards, including stock options, stock appreciation rights, restricted stock, and restricted stock units. The maximum amount of authorized share awards to be issued under this plan is 2,500,000 shares of the Company’s common stock and of this amount, a maximum of 625,000 shares of the Company’s common stock are authorized to be issued for awards other than stock options and stock appreciation rights. The expiration date of the 2008 Equity Compensation Plan is May 13, 2018. The Company’s policy for issuing shares upon option exercise or conversion of its nonvested share awards and deferred stock units under all of the Company’s stock incentive plans is to issue new shares of common stock, unless treasury stock is available at the time of exercise or conversion.
Stock Options
     Stock options awarded to employees under the 1999 and 2001 Stock Incentive Plans and the 2008 Equity Compensation Plan (referred to herein collectively as the “SIPs”) generally vest annually over a three-year period, have five-year or 10-year terms and have an exercise price of not less than the fair market value of the underlying stock at the date of grant. Stock options granted to directors under the SIPs generally vest upon the date of grant, are generally exercisable in six months after the date of grant, have 10-year terms and have an exercise price not less than the fair market value of the underlying stock at the date of grant. The Company’s options provide for accelerated vesting if there is a change in control of the Company.
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

     The fair value of each option granted to employees and nonemployee directors during the periods ended June 30, 2008, and 2007, was estimated on the date of grant using a Black-Scholes option valuation model. Those assumptions along with other data regarding the Company’s stock options are noted in the following table:

Assumptions forOptions			Six Months	Six Months
Granted to Employees and	Three Months Ended	Three Months Ended	Ended June 30,	Ended June 30,
Nonemployee Directors	June 30, 2008	June 30, 2007	2008	2007

Expected volatility	24.30 - 25.22%	24.95 - 26.24%	24.30 - 25.27%	24.95 - 26.52%
Expected dividends	1.00%	1.00%	1.00%	1.00%
Expected term (in years)	5.50 - 6.00	5.75 - 6.25	5.50 - 6.00	5.75 - 6.25
Risk-free rate	3.30 - 3.44%	4.62 - 4.91%	2.60 - 3.44%	4.56 - 4.91%

Weighted-average volatility	25.14%	25.39%	25.20%	25.45%
Weighted-average term (in years)	5.96	5.92	5.94	5.91
Weighted-average risk-free rate	3.34%	4.62%	2.91%	4.62%
Weighted-average grant date fair value	$12.96	$14.82	$11.47	$14.79

			Six Months	Six Months
	Three Months Ended	Three Months Ended	Ended June 30,	Ended June 30,
Other Data	June 30, 2008	June 30, 2007	2008	2007

Options granted	58,551	151,291	312,505	158,610

Weighted average exercise price for options granted	$46.64	$48.26	$42.71	$48.15
     As of June 30, 2008, there was $4.5 million of total unrecognized compensation cost related to options granted under the SIPs. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 2.4 years. The weighted-average exercise price and weighted-average remaining contractual term for outstanding stock options as of June 30, 2008, was $39.57 and 6.84 years, respectively, and for the same period in 2007, was $38.04 and 6.57 years, respectively. The total intrinsic value of options exercised during the three-month periods ended June 30, 2008, and 2007, was $2.2 million and $2.7 million, respectively. The total intrinsic value of options exercised during the six-month periods ended June 30, 2008, and 2007, was $2.4 million and $4.1 million, respectively.
Nonvested Share Awards
     The Company’s nonvested share awards generally vest over four or five years on either a monthly or annual basis. The Company’s awards provide for accelerated vesting if there is a change in control of the Company. Compensation expense is recognized on a straight-line basis using the market price on the date of grant as the awards vest. As of June 30, 2008, there was $8.9 million of total unrecognized compensation cost related to nonvested share awards granted under the SIPs. This aggregate unrecognized cost for nonvested share awards is expected to be recognized over a weighted-average period of 2.3 years. For the three-month periods ended June 30, 2008, and 2007, the number of nonvested share awards granted was 24,933 and 10,933 shares, respectively, and the weighted-average grant date fair value was $49.98 and $48.25, respectively. For the six-month periods ended June 30, 2008, and 2007, the number of nonvested share awards granted was 102,748 and 113,233 shares, respectively, and the weighted-average grant date fair value was $43.91 and $46.33, respectively. The total fair value of share awards vested during the three-month periods ended June 30, 2008, and 2007, was $0.1 million and $0.1 million, respectively. The total fair value of share awards vested during the six-month periods ended June 30, 2008, and 2007, was $1.6 million and $0.6 million, respectively.

Deferred Stock Units
     Deferred stock units granted to one of the Company’s employees vest annually on a calendar year basis through December 31, 2009, and are convertible to shares of common stock, subsequent to employment termination. Deferred stock units granted to nonemployee directors vest immediately upon grant and are convertible into shares of common stock subsequent to the directors’ termination of service. As of June 30, 2008, the total unrecognized compensation cost related to deferred stock units granted under the SIPs was $1.6 million. The aggregate unrecognized cost as of June 30, 2008, is expected to be recognized over a weighted-average period of 1.5 years. For the three-month period ended June 30, 2008, the number of deferred stock units granted to employee and nonemployee directors was 26 and 1,287 shares, respectively. For the three-month period ended June 30, 2007, the number of deferred stock units granted to nonemployee directors was 1,122 shares and no shares were granted to employees. For the six-month period ended June 30, 2008, the number of deferred stock units granted to employee and nonemployee directors was 21,724 and 2,766 shares, respectively. For the six-month period ended June 30, 2007, the number of deferred stock units granted to employee and nonemployee directors was 21,667 and 2,384 shares, respectively. The total fair value of deferred stock units that vested during the three-month periods ended June 30, 2008, and 2007, was $0.1 million and $0.1 million, respectively. The total fair value of deferred stock units that vested during the six-month periods ended June 30, 2008, and 2007, was $0.1 million and $0.1 million, respectively.
Employee Stock Purchase Plan
     On May 13, 2008, the Company’s shareholders approved an amendment to its compensatory Employee Stock Purchase Plan (“ESPP”) increasing the maximum number of shares of Company common stock reserved for sale under the ESPP from 600,000 to 850,000. The purchase price of the stock to ESPP participants is 85% of the lesser of the fair market value on either the first day or the last day of the applicable three-month offering period. The total amount of compensation expense recognized for ESPP share-based arrangements was $0.1 million for each of the three-month periods ended June 30, 2008, and 2007. The total amount of compensation expense recognized for ESPP share-based arrangements was $0.2 million for each of the six-month periods ended June 30, 2008, and 2007. The number of ESPP shares issued during the three-month periods ended June 30, 2008 and 2007, was 8,628 shares and 9,095 shares, respectively. The number of ESPP shares issued during the six-month periods ended June 30, 2008 and 2007, was 18,457 shares and 17,377 shares, respectively. The amount of proceeds received from employees under the ESPP was $0.3 million and $0.4 million for the three-month periods ended June 30, 2008, and 2007, respectively. The amount of proceeds received from employees under the ESPP was $0.7 million for each of the six-month periods ended June 30, 2008, and 2007, respectively.

13. Concentration of Credit Risk
     The Company’s quantitative radio audience measurement business and related software licensing accounted for the following percentages of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Quantitative Radio
Business	69%	70%	80%	80%
Related Software
Licensing	10%	11%	9%	10%
     The Company had one customer that individually represented 19% of its revenue for the year ended December 31, 2007. Although the industry consolidation has led to a concentration of the Company’s customer base, the Company has historically experienced a high level of contract renewals. The Company routinely assesses the financial strength of its customers and has experienced only nominal losses on its trade accounts receivable.
14. Financial Instruments
     Fair values of short-term investments, accounts receivable and accounts payable approximate carrying values due to their short-term nature. Due to the floating rate nature of the Company’s Credit Facility, the fair values of the $50.0 million and $12.0 million in related outstanding net borrowings as of June 30, 2008, and December 31, 2007, respectively, also approximate their carrying amounts. There was no short-term portion of the long-term debt recorded as of June 30, 2008. The $12.0 million of debt recorded as of December 31, 2007, included $5.0 million in short-term obligations under the provisions of the Credit Facility.
15. Stock Repurchases
     On November 14, 2007, the Company’s Board of Directors authorized a program to repurchase up to $200.0 million of the Company’s outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of up to two years through November 14, 2009. For the six months ended June 30, 2008, 1,371,900 shares of outstanding common stock had been purchased under this program for $59.7 million.
     On November 16, 2006, the Company’s Board of Directors authorized a program to repurchase up to $100.0 million of its outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of up to two years through November 2008. For the six months ended June 30, 2007, 106,600 shares were repurchased under this program for $5.2 million. As of October 19, 2007, the program was completed with 2,093,500 shares being repurchased for an aggregate purchase price of approximately $100.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto in this Quarterly Report on Form 10-Q.
Forward-Looking Statements
          This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron Inc. and its subsidiaries (“we,” “our,” “Arbitron” or the “Company”) in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “intends,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology, are forward-looking statements based on current expectations about future events, which we have derived from information currently available to us. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied by such forward-looking statements. These risks and uncertainties include, in no particular order, whether we will be able to:
•	successfully implement the commercialization of our Portable People MeterTM service;

•	successfully design, recruit and maintain PPM panels that appropriately balance research quality, panel size and operational cost;

•	complete the Media Rating Council (“MRC”) audits of our local market PPM ratings services in a timely manner and successfully obtain and/or maintain MRC accreditation for our audience measurement business;

•	renew contracts with large customers as they expire;

•	successfully execute our business strategies, including entering into potential acquisition, joint-venture or other material third-party agreements;

•	effectively manage the impact, if any, of any further ownership shifts in the radio and advertising agency industries;

•	respond to rapidly changing technological needs of our customer base, including creating new proprietary software systems and new customer products and services that meet these needs in a timely manner;

•	successfully manage the impact on our business of any economic downturn, generally, and in the advertising market, in particular;

•	successfully manage the impact on costs of data collection due to lower respondent cooperation in surveys, privacy concerns, consumer trends, technology changes and/or government regulations;

•	successfully develop and implement technology solutions to measure new forms of audio content and delivery, multimedia and advertising in an increasingly competitive environment; and

•	successfully maintain industry usage of our services in light of governmental regulation, legislation, litigation, activism or adverse public relations efforts prompted by various industry groups and market segments.
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
     Historically, our quantitative radio audience measurement business and related software have accounted for a substantial majority of our revenue. Our quantitative radio audience measurement business accounted for approximately 80 percent of our revenue for both six-month periods ended June 30, 2008, and 2007. Our related software licensing accounted for approximately nine and 10 percent of our revenue for the six-month periods ended June 30, 2008, and 2007, respectively. We expect that for the year ended December 31, 2008, our quantitative radio audience measurement business and related software licensing will account for approximately 80 percent and 10 percent, respectively, of our revenue, which is consistent with historic annual trends. Quarterly fluctuations in these percentages are reflective of the seasonal delivery schedule of our radio audience measurement business. While we expect that our quantitative radio audience measurement business and related software licensing will continue to account for the majority of our revenue for the foreseeable future, we are actively seeking opportunities to diversify our revenue base by, among other things, leveraging the investment we have made in our PPM technology by increasing its international licensing and exploring applications of the technology beyond our radio audience measurement business. We expect to continue these efforts to diversify revenue.
     In 2007 and 2006, we entered into multiyear agreements with many of our largest customers, including agreements for PPM-based ratings as and when we commercialize our PPM service in the top 50 U.S. radio markets. These broadcasters account for approximately 84 percent of the radio advertising revenue in the top 50 markets. The agreements for these customers generally provide for a higher license fee for PPM-based ratings than what we charge for diary-based ratings. As a result, we expect that the percentage of our revenues derived from our radio audience measurement business and related software licensing is likely to increase as we commercialize our PPM service.
     Concentration of ownership of radio stations has led to our increased dependence on a limited number of key customers for such services and related software. In 2007, Clear Channel Communications Inc. (“Clear Channel”) represented 19 percent of our total revenue. Because many of our largest customers own and operate radio stations in markets that we expect to transition to PPM measurement, we expect that our dependence on our largest customers will continue for the foreseeable future.

     Response rates are an important measure of our effectiveness in obtaining consent from persons to participate in our surveys. We seek to achieve response rates that are sufficient to maintain usage of our ratings. Another measure often used by clients to assess quality in our ratings is proportionality, which refers to how well the distribution of the sample for any individual survey matches the distribution of the population in the local market. Initiatives designed to address response rates and proportionality can increase the costs associated with our data collection. Beginning with the Spring 2008 diary survey, we expanded promised incentives to smaller markets where the Male 18-34 proportionality index is less than certain thresholds, and we began offering a second chance to households in which respondents initially agreed to participate, but failed to return any diaries for the week selected. In the first quarter of 2008, we upgraded our diary processing with a new state-of-the-art facility that combines several business processes under one roof. We designed the new building, layout and equipment to increase productivity, efficiency and accuracy for diary processing, which will allow us to implement future planned diary sample improvement initiatives more quickly.
     In December 2007, we announced a “sample size guarantee” that would provide a partial rebate to our customers for PPM radio ratings in any local market for a measurement period in which our delivered average daily in-tab among persons aged 18-54 falls below 80 percent of our published average daily in-tab target for that market. In July 2008, we announced that the sample size guarantee will now be applicable beginning with the first month of PPM currency in each local market and that, beginning on the first anniversary of PPM currency in each local market, the threshold for application of the sample size guarantee will increase to 90 percent of our published 18-54 average daily in-tab target for that local market, based on a 13-report rolling average.
     In July 2008, we also announced a new sample program designed to deliver a larger sample target for Persons aged 12 and over. We plan to implement the increase in the Persons aged 12 and over sample target in phases, beginning in 2009, with completion currently expected by the end of 2010.
     Recently, some small market radio broadcasters have expressed a desire for alternatives to the current diary-based ratings services. On April 14, 2008, Cumulus Media Inc. announced a request for proposals (“RFP”) for the development of a new audience measurement service designed to measure both quantitative and qualitative audience characteristics. We have submitted a proposal for its consideration as part of the RFP process. We intend to continue to offer an array of options to individual small markets and customers that can provide them with what they need to best position their stations to maximize all of their revenue opportunities.
     We have begun execution of our previously announced plan to commercialize progressively our PPM ratings service in the top 50 U.S. radio markets by the end of 2010. In November 2007, we announced our decision to delay the commercialization of the PPM ratings service in certain local markets in order to address feedback regarding the PPM service we had received from our customers, the Media Rating Council (“MRC”), and certain other constituencies. We believe that during the course of the delay, we improved our PPM samples in key areas. In June 2008, we announced our plan to resume the commercialization of the PPM radio ratings service in eight markets.
     Due to a challenging radio industry environment, as well as the high penetration of our current services in the radio station business, our annual organic rate of revenue growth from our quantitative radio measurement business and related software licensing has been slower than historical trends. However, with the expected commercialization of our PPM service in September 2008 in eight local markets, including New York, Nassau-Suffolk, Middlesex-Somerset-Union, Los Angeles, Riverside-San Bernardino, Chicago, San Francisco, and San Jose, we anticipate that our third quarter 2008 revenue growth will exceed the level of contractual price escalators in our diary-based radio ratings contracts. Despite this expected growth in revenue and because commercialization of our PPM ratings service has required a substantial financial investment, we expect that the commercialization of the PPM ratings service will continue to have a near-term negative impact on our results of operations, which impact likely will be material. Restoration of our operating margins following completion of the PPM transition process in the top 50 U.S. radio markets remains our goal, although there can be no assurance that such restoration will take place.

     Because many of our largest customers have committed to PPM-based ratings, we also expect that much of our management focus during the remainder of 2008 will be on continuously improving and successfully commercializing our PPM ratings service. We anticipate that we will continue to incur additional costs related to initiatives designed to improve our PPM service. We expect that our results of operations for the third quarter will be adversely impacted by the incremental costs incurred in building our PPM ratings service panels while also operating the diary-based ratings service in the local markets scheduled for commercialization in 2008 and the first quarter of 2009.
     As previously announced, we intend to comply with the MRC’s draft voluntary code of conduct (“VCOC”) before commercializing our PPM service in each local market and we also intend, ultimately, to achieve MRC accreditation of the PPM service in each local market. The VCOC requires that, at a minimum, ratings companies seeking to replace an accredited currency measurement service with a new currency measurement service, complete an independent audit of the service, share the findings of the audit with MRC members, and provide a period of pre-currency so that customers can assess the data from the new service prior to commercialization.
     During the first quarter of 2008, the MRC decided not to grant accreditation to the Philadelphia and New York local market PPM services based on audits completed in both markets in 2007, the review of the audit findings and additional information provided to the MRC PPM audit subcommittee. As part of the accreditation process, Arbitron agreed to a new audit of the Philadelphia local market PPM service. This audit was completed in the first half of 2008 and the audit report was presented to the MRC audit committee. The MRC accreditation status in Philadelphia is unchanged at this time; the accreditation process continues based on the 2008 audit. We also expect that a new audit of the New York PPM service will be completed prior to its accreditation.
     We continue to operate in a highly challenging business environment in the markets and industries we serve. Our future performance will be impacted by our ability to address a variety of challenges and opportunities in these markets and constituencies, including our ability to continue to maintain and improve both our diary service and our PPM service, and manage increased costs for data collection, arising among other ways, from increased numbers of cell phone only households, which historically have been more expensive to recruit than households with landline phones. We will also seek to gain MRC accreditation in all of our PPM markets, and develop and implement effective and efficient technological solutions to measure multimedia and advertising.
Scarborough Research Agreement
     Arbitron and a subsidiary of Nielsen entered into a partnership agreement dated December 31, 2004 governing Scarborough Research, a Delaware general partnership (the “Partnership”). Pursuant to the terms of the partnership agreement, the Partnership will continue in effect until December 31, 2009, unless earlier terminated in accordance with the terms of the partnership agreement (the “Initial Term”). Upon the expiration of the Initial Term, and upon the expiration of each successive renewal term, the term of the Partnership will automatically renew for additional three year periods (unless earlier terminated in accordance with the partnership agreement), unless either partner, in its sole discretion, provides the other partner with written notice, not less than 15 months prior to the end of the then current term, of its desire to terminate the Partnership at the end of the then current term. To date, neither partner has provided notice of its desire to terminate the Partnership at the end of the Initial Term.
International Developments
     On April 28, 2008, BBM Canada, a Canadian industry organization, that supplies radio and television audience ratings services to the Canadian advertising industry, announced that it had selected our joint bid with TNS Media Research to launch combined television and radio service panels using PPM technology for electronic audience measurement in the five largest local markets and a national panel across Canada. We currently expect the new BBM service to begin installation in early 2009 with a commercial launch in Fall 2009.
     On April 28, 2008, RAJAR, the UK radio research consortium, announced that it will conclude its testing of personal meter audience measurement and will instead pursue online digital surveys.

Discontinued Operation
     On January 31, 2008, we sold CSW Research Limited (“Continental”). Additional information regarding the sale of Continental is provided in Note 3 in the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
Project Apollo LLC
     On February 25, 2008, we announced that Arbitron and Nielsen, as sole members, had agreed to the termination of Project Apollo LLC. Of the $1.9 million recognized by Arbitron for our share of the net costs incurred by Project Apollo LLC for the six months ended June 30, 2008, $1.3 million relates to its wind-down and liquidation, which was completed by June 30, 2008. For the year ended December 31, 2008, we expect also to spend on developing opportunities that leverage our existing PPM technologies and allow us to continue to pursue the idea of single-source, multimedia measurement.
Stock Repurchases
     On November 14, 2007, our Board of Directors authorized a program to repurchase up to $200.0 million in shares of our outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of up to two years through November 14, 2009. As of August 4, 2008, 2,065,700 shares of our outstanding common stock had been repurchased under this program for $91.6 million.
Critical Accounting Policies and Estimates
     Critical accounting policies and estimates are those that are both important to the presentation of our financial position and results of operations, and require our most difficult, complex or subjective judgments.
     We capitalize software development costs with respect to significant internal use software initiatives or enhancements in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The costs are capitalized from the time that the preliminary project stage is completed and management considers it probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are amortized over periods of three to five years. We perform an assessment quarterly to determine if it is probable that all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value. As of June 30, 2008, and December 31, 2007, our capitalized software developed for internal use had carrying amounts of $21.6 million and $20.1 million, respectively, including $12.1 million and $10.2 million, respectively, for software related to the PPM service.
     We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. Deferred tax liabilities and assets are established for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make assumptions, judgments and estimates to determine the current provision for income taxes and also deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our assumptions, judgments, and estimates relative to the current provision for income taxes take into account current tax laws, interpretation of current tax laws and possible outcomes of current and future audits conducted by domestic and foreign tax authorities. Changes in tax law or interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in the consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account forecasts of the amount and nature of future taxable income. Actual operating results and the underlying amount and nature of income in future years could differ from current assumptions, judgments and estimates of recoverable net deferred tax assets. We believe it is more likely than not that we will realize the benefits of these deferred tax assets. Any changes in the assumptions, judgments and estimates mentioned above could cause actual income tax obligations to differ from estimates, thus, impacting our financial position and results of operations.

     In accordance with FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes, we conduct an assessment of the uncertainty in income taxes by establishing recognition thresholds for our tax positions before being recognized in the financial statements. Inherent in our calculation are critical judgments by management related to the determination of the basis for our tax positions. FIN No. 48 provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. For further information, see Note 11 in the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for the six months ended June 30, 2008.

Results of Operations
Comparison of the Three Months Ended June 30, 2008 to the Three Months Ended June 30, 2007
     The following table sets forth information with respect to our consolidated statements of income:
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Increase		Percentage of
	June 30,		(Decrease)		Revenue
	2008	2007	Dollars	Percent	2008	2007
Revenue	$78,655	$75,867	$2,788	3.7%	100.0%	100.0%

Costs and expenses
Cost of revenue	52,585	43,643	8,942	20.5%	66.9%	57.5%
Selling, general and administrative	19,977	20,233	(256)	(1.3%)	25.4%	26.7%
Research and development	9,864	11,762	(1,898)	(16.1%)	12.5%	15.5%

Total costs and expenses	82,426	75,638	6,788	9.0%	104.8%	99.7%

Operating (loss) income	(3,771)	229	(4,000)	NM	(4.8%)	0.3%
Equity in net income of affiliates	5,166	5,089	77	1.5%	6.6%	6.7%

Income from continuing operations before interest and tax expense	1,395	5,318	(3,923)	(73.8%)	1.8%	7.0%
Interest income	271	637	(366)	(57.5%)	0.3%	0.8%
Interest expense	682	96	586	610.4%	0.9%	0.1%

Income from continuing operations before income tax expense	984	5,859	(4,875)	(83.2%)	1.3%	7.7%
Income tax expense	359	2,137	(1,778)	(83.2%)	0.5%	2.8%

Income from continuing operations	625	3,722	(3,097)	(83.2%)	0.8%	4.9%
Discontinued operations
Income from discontinued operations, net of taxes	—	66	(66)	NM	0.0%	NM
Loss on sale, net of taxes	(25)	—	(25)	NM	(0.0%)	NM

Total (loss) income from discontinued operations, net of taxes	(25)	66	(91)	NM	(0.0%)	0.1%

Net income	$600	$3,788	$(3,188)	(84.2%)	0.8%	5.0%

Income per weighted average common share
Basic
Continuing operations	$0.02	$0.12	$(0.10)	(83.3%)
Discontinued operations	—	—	—	—

Net income per share, basic	$0.02	$0.13	$(0.11)	(84.6%)

Diluted
Continuing operations	$0.02	$0.12	$(0.10)	(83.3%)
Discontinued operations	—	—	—	—

Net income per share, diluted	$0.02	$0.13	$(0.11)	(84.6%)

Cash dividends declared per common share	$0.10	$0.10	$—	—

Certain per share data and percentage amounts may not total due to rounding.
NM — not meaningful

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Increase
	June 30,		(Decrease)
	2008	2007	Dollars	Percent
Other data:
EBIT (1)	$1,395	$5,318	$(3,923)	(73.8%)
EBITDA (1)	$5,574	$8,030	$(2,456)	(30.6%)

EBIT and EBITDA Reconciliation (1)
Income from continuing operations	$625	$3,722	$(3,097)	(83.2%)
Income tax expense	359	2,137	(1,778)	(83.2%)
Interest income	271	637	(366)	(57.5%)
Interest expense	682	96	586	610.4%

EBIT (1)	1,395	5,318	(3,923)	(73.8%)
Depreciation and amortization	4,179	2,712	1,467	54.1%

EBITDA (1)	$5,574	$8,030	$(2,456)	(30.6%)

(1) EBIT (earnings before interest and income taxes) and EBITDA (earnings before interest, income taxes, depreciation and amortization) are non-GAAP financial measures that we believe are useful to investors in evaluating our results. For further discussion of these non-GAAP financial measures, see paragraph below entitled “EBIT and EBITDA” of this quarterly report.
     Revenue. Revenue increased 3.7% for the three months ended June 30, 2008, as compared to the same period in 2007, due primarily to a $1.7 million increase in Scarborough revenue, which resulted primarily from a seven market shift in the number of contract markets delivered in the second quarter of 2008 as compared to 2007 when such markets were delivered in the third quarter of 2007. An increase of $1.4 million related to the radio ratings subscriber base, contract renewals, and price escalations in multiyear customer contracts for our quantitative data license business also increased revenue.
     Cost of Revenue. Cost of revenue increased by 20.5% for the three months ended June 30, 2008, as compared to the same period in 2007. The increase in cost of revenue was largely attributable to $6.3 million of increased costs related to the PPM service, which were substantially driven by commercialization costs associated with the management and recruitment of the PPM panels for markets scheduled to launch in September 2008, December 2008 and March 2009; New York, Nassau-Suffolk, Middlesex-Somerset-Union, Los Angeles, Riverside-San Bernardino, Chicago, San Francisco, San Jose, Atlanta, Dallas-Ft. Worth, Detroit, and Boston. We expect that our cost of revenue will continue to increase as a result of our efforts to commercialize the PPM ratings service and support the commercialization of this service over the next two to three years. The increase in cost of revenue was also due to a $1.3 million increase in costs spent in support of our diary rating business and a $1.3 million increase in royalties, substantially related to our higher Scarborough revenue.
     Research and Development. Research and development expenses decreased 16.1% during the three months ended June 30, 2008, as compared to the same period in 2007. The decrease in research and development expenses resulted primarily from cost reductions of $1.3 million associated with our continued development of the next generation of our client software, and a $0.6 million decrease in expenses related to the development of our accounts receivable and contract management system.

     Net Income. Net income decreased 84.2% for the three months ended June 30, 2008, as compared to the same period in 2007, due primarily to our continuing efforts and expenditures to further build our PPM service panels for markets scheduled to commercialize in September 2008, December 2008 and March 2009; New York, Nassau-Suffolk, Middlesex-Somerset-Union, Los Angeles, Riverside-San Bernardino, Chicago, San Francisco, San Jose, Atlanta, Dallas-Ft. Worth, Detroit, and Boston. This increase in costs was partially offset by research and development cost reductions during the three months ended June 30, 2008, as compared to the same period in 2007.
     EBIT and EBITDA. We believe that presenting EBIT and EBITDA, both non-GAAP financial measures, as supplemental information helps investors, analysts, and others, if they so choose, in understanding and evaluating our operating performance in some of the same manners that we do because EBIT and EBITDA exclude certain items that are not directly related to our core operating performance. We reference these non-GAAP financial measures in assessing current performance and making decisions about internal budgets, resource allocation and financial goals. EBIT is calculated by deducting net interest income from income from continuing operations and adding back income tax expense to income from continuing operations. EBITDA is calculated by deducting net interest income from income from continuing operations and adding back income tax expense, and depreciation and amortization to income from continuing operations. EBIT and EBITDA should not be considered substitutes either for income from continuing operations, as indicators of our operating performance, or for cash flow, as measures of our liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. EBIT decreased 73.8% and EBITDA decreased 30.6% for the three months ended June 30, 2008, as compared to the same period in 2007, due primarily to our continuing efforts and expenditures to further build our PPM service panels for markets scheduled to commercialize in September 2008, December 2008 and March 2009, partially offset by research and development cost reductions in the three months ended June 30, 2008, as compared to the same period in 2007. EBIT decreased at a faster rate than EBITDA for the three months ended June 30, 2008, as compared to the same period in 2007, due to increased depreciation and amortization related to increased PPM capital expenditures.

Results of Operations
Comparison of the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007
     The following table sets forth information with respect to our consolidated statements of income:
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Six Months Ended		Increase		Percentage of
	June 30,		(Decrease)		Revenue
	2008	2007	Dollars	Percent	2008	2007
Revenue	$172,720	$165,015	$7,705	4.7%	100.0%	100.0%

Costs and expenses
Cost of revenue	87,695	73,467	14,228	19.4%	50.8%	44.5%
Selling, general and administrative	38,529	40,378	(1,849)	(4.6%)	22.3%	24.5%
Research and development	19,528	22,436	(2,908)	(13.0%)	11.3%	13.6%

Total costs and expenses	145,752	136,281	9,471	6.9%	84.4%	82.6%

Operating income	26,968	28,734	(1,766)	(6.1%)	15.6%	17.4%
Equity in net income of affiliates	1,221	1,333	(112)	(8.4%)	0.7%	0.8%

Income from continuing operations before interest and tax expense	28,189	30,067	(1,878)	(6.2%)	16.3%	18.2%
Interest income	455	1,189	(734)	(61.7%)	0.3%	0.7%
Interest expense	880	191	689	360.7%	0.5%	0.1%

Income from continuing operations before income tax expense	27,764	31,065	(3,301)	(10.6%)	16.1%	18.8%
Income tax expense	10,827	11,817	(990)	(8.4%)	6.3%	7.2%

Income from continuing operations	16,937	19,248	(2,311)	(12.0%)	9.8%	11.7%
Discontinued operations
(Loss) income from discontinued operations, net of taxes	(495)	35	(530)	NM	(0.3%)	NM
Gain on sale, net of taxes	425	—	425	NM	0.2%	NM

Total (loss) income from discontinued operations, net of taxes	(70)	35	(105)	NM	(0.0%)	0.0%

Net income	$16,867	$19,283	$(2,416)	(12.5%)	9.8%	11.7%

Income per weighted average common share
Basic
Continuing operations	$0.61	$0.64	$(0.03)	(4.7%)
Discontinued operations	—	—	—	—

Net income per share, basic	$0.61	$0.65	$(0.04)	(6.2%)

Diluted
Continuing operations	$0.61	$0.64	$(0.03)	(4.7%)
Discontinued operations	—	—	—	—

Net income per share, diluted	$0.61	$0.64	$(0.03)	(4.7%)

Cash dividends declared per common share	$0.20	$0.20	$—	—

Certain per share data and percentage amounts may not total due to rounding.
NM — not meaningful

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Six Months Ended		Increase
	June 30,		(Decrease)
	2008	2007	Dollars	Percent
Other data:
EBIT (1)	$28,189	$30,067	$(1,878)	(6.2%)
EBITDA (1)	$36,290	$35,454	$836	2.4%

EBIT and EBITDA Reconciliation (1)
Income from continuing operations	$16,937	$19,248	$(2,311)	(12.0%)
Income tax expense	10,827	11,817	(990)	(8.4%)
Interest income	455	1,189	(734)	(61.7%)
Interest expense	880	191	689	360.7%

EBIT (1)	28,189	30,067	(1,878)	(6.2%)
Depreciation and amortization	8,101	5,387	2,714	50.4%

EBITDA (1)	$36,290	$35,454	$836	2.4%

(1) EBIT (earnings before interest and income taxes) and EBITDA (earnings before interest, income taxes, depreciation and amortization) are non-GAAP financial measures that we believe are useful to investors in evaluating our results. For further discussion of these non-GAAP financial measures, see paragraph below entitled “EBIT and EBITDA” of this quarterly report.
     Revenue. Revenue increased 4.7% for the six months ended June 30, 2008, as compared to the same period in 2007, due primarily to a $6.0 million increase in revenue related to the radio ratings subscriber base, contract renewals, and price escalations in multiyear customer contracts for our quantitative data license business and a $1.5 million increase in Scarborough revenue, which resulted primarily from a seven market shift in the number of contract markets delivered in the second quarter of 2008 as compared to 2007 when such markets were delivered in the third quarter of 2007.
     Cost of Revenue. Cost of revenue increased by 19.4% for the six months ended June 30, 2008, as compared to the same period in 2007. The increase in cost of revenue was largely attributable to $13.1 million of increased costs related to the PPM service, which were substantially driven by commercialization costs associated with the management and recruitment of the PPM panels for markets scheduled to launch in September 2008, December 2008 and March 2009; New York, Nassau-Suffolk, Middlesex-Somerset-Union, Los Angeles, Riverside-San Bernardino, Chicago, San Francisco, San Jose, Atlanta, Dallas-Ft. Worth, Detroit, and Boston. We expect that our cost of revenue will continue to increase as a result of our efforts to commercialize the PPM ratings service and support the commercialization of this service over the next two to three years. This increase for the six months ended June 30, 2008, as compared to the same period of 2007, also includes a $1.1 million increase in costs spent in support of our diary rating business and a $1.2 million increase in royalties, substantially related to our increased Scarborough revenue. These increases were partially offset by a $0.9 million decrease in PPM International costs.
     Selling, General and Administrative. Selling, general and administrative expenses decreased by 4.6% for the six months ended June 30, 2008, as compared to the same period in 2007. The decrease in selling, general and administrative expenses was due largely to a $1.9 million decrease from cost-saving initiatives in our sales and marketing divisions, a $1.0 million decrease in consulting fees associated with mergers and acquisition advisory services incurred during 2007, a $0.7 million decrease in legal fees, and a $0.6 million decrease related to the estimated settlement of the Pennsylvania sales tax assessment, partially offset by a $2.6 million increase in bonus and share-based compensation for the six months ended June 30, 2008, as compared to the same period of 2007.

     Research and Development. Research and development expenses decreased 13.0% during the six months ended June 30, 2008, as compared to the same period in 2007. The decrease in research and development expenses resulted primarily from a cost reduction of $2.3 million associated with our continued development of the next generation of our client software, a $1.2 million decrease in expenses related to the development of our accounts receivable and contract management system, and a $0.5 million decrease in expenses related to our diary rating service, partially offset by a $1.0 million increase related to applications and infrastructure to support the PPM service.
     Income Tax Expense. The effective tax rate from continuing operations was increased from 37.8% for the six months ended June 30, 2007, to 39.2% for the six months ended June 30, 2008, to reflect the increase in certain non-deductible expenses and the increase in certain state income tax rates.
     Net Income. Net income decreased 12.5% for the six months ended June 30, 2008, as compared to the same period in 2007, due primarily to our continuing efforts and expenditures to further build our PPM service panels for markets scheduled to commercialize in September 2008, December 2008 and March 2009; New York, Nassau-Suffolk, Middlesex-Somerset-Union, Los Angeles, Riverside-San Bernardino, Chicago, San Francisco, San Jose, Atlanta, Dallas-Ft. Worth, Detroit, and Boston. This increase in PPM related costs was partially offset by cost-savings resulting from initiatives implemented in our sales and marketing divisions in 2008, as well as cost reductions associated with research and development.
     EBIT and EBITDA. We believe that presenting EBIT and EBITDA, both non-GAAP financial measures, as supplemental information helps investors, analysts, and others, if they so choose, in understanding and evaluating our operating performance in some of the same manners that we do because EBIT and EBITDA exclude certain items that are not directly related to our core operating performance. We reference these non-GAAP financial measures in assessing current performance and making decisions about internal budgets, resource allocation and financial goals. EBIT is calculated by deducting net interest income from income from continuing operations and adding back income tax expense to income from continuing operations. EBITDA is calculated by deducting net interest income from income from continuing operations and adding back income tax expense, and depreciation and amortization to income from continuing operations. EBIT and EBITDA should not be considered substitutes either for income from continuing operations, as indicators of our operating performance, or for cash flow, as measures of our liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. EBIT decreased 6.2% for the six months ended June 30, 2008, as compared to the same period in 2007, due primarily to our continuing efforts and expenditures to further build our PPM service panels, partially offset by cost-saving initiatives associated with sales and marketing, as well as cost reductions related to research and development. In contrast to the decline in EBIT, which resulted from an overall increase in costs associated with continued commercialization efforts, EBITDA increased 2.4% due to the trend of increasing depreciation and amortization resulting from higher PPM capital expenditures.

Liquidity and Capital Resources
     Working capital was ($37.9) million and ($45.8) million as of June 30, 2008, and December 31, 2007, respectively. Excluding the deferred revenue liability, which does not require a significant additional cash outlay, working capital was $32.4 million and $20.9 million as of June 30, 2008, and December 31, 2007, respectively. Cash and cash equivalents were $21.7 million and $21.1 million as of June 30, 2008, and December 31, 2007, respectively. We expect that our cash position as of June 30, 2008, cash flow generated from operations, and our available revolving credit facility (“Credit Facility”) will be sufficient to support our operations for the foreseeable future.
     Net cash provided by operating activities was $31.4 million and $19.7 million for the six-month periods ended June 30, 2008, and 2007, respectively. This $11.6 million increase in net cash provided by operating activities was mainly attributable to a $8.4 million decrease in the change in accrued expenses and other current liabilities, resulting primarily from a $4.7 million fluctuation in accruals for payroll and benefit costs for the six months ended June 30, 2008, as compared to the same period of 2007, a $1.8 million change associated with the formation of Project Apollo in 2007, and a $1.3 million change related to Scarborough royalties. In addition, a $3.1 million increase associated with changes in deferred revenues served to increase the net cash provided by operating activities for the period ended June 30, 2008, as compared to the same period of 2007.
     Net cash used in investing activities was $12.3 million and $22.5 million for the six-month periods ended June 30, 2008, and 2007, respectively. This $10.2 million decrease in net cash used in investing activities was driven primarily by $11.2 million of net short-term investment purchases during the six months ended June 30, 2007. Prior to the end of 2007, all of our short-term investments were sold to supplement our cash flow from operations in the completion of our then authorized $100.0 million stock repurchase program. There was no comparable activity during the six months ended June 30, 2008. For further analysis regarding the impact to our consolidated financial statements of our stock repurchase programs, see the discussion of the net financing activities below.
     The decrease in net cash used in investing activities was also impacted by a $2.1 million net cash inflow during 2008 related to our discontinued operation (i.e. Continental). See Note 3 - Discontinued Operations to the Notes to Consolidated Financial Statements in this
Form 10-Q for further information. These reductions in cash used in investing activities were partially offset by a $3.1 million increase in capital spending, primarily related to increased PPM equipment and PPM-related software purchases.
     Net cash used in financing activities was $19.5 million for the six months ended June 30, 2008. Net cash provided by financing activities was $1.4 million for the six months ended June 30, 2007. This $20.9 million fluctuation in financing activities was due largely to a $54.6 million increase in stock repurchases, and a $4.0 million reduction in proceeds received from stock option exercises, which resulted from lower average stock prices relative to the average exercise price on options outstanding during the six months ended June 30, 2008, as compared to the same period in 2007. These net uses of cash in total were largely offset by $38.0 million in net borrowings made under our Credit Facility, the proceeds of which were used, in combination with cash from operations, to fund the stock repurchases made during the six months ended June 30, 2008. No net borrowings or net payments of long-term debt were made during the same period in 2007.
     On December 20, 2006, we entered into an agreement with a consortium of lenders to provide up to $150.0 million of financing to us through a five-year, unsecured revolving credit facility. The agreement contains an expansion feature for us to increase the total financing available under the Credit Facility up to $200.0 million. Interest on borrowings under the Credit Facility will be calculated based on a floating rate for a duration of up to six months as selected by us.
     Our Credit Facility contains financial terms, covenants and operating restrictions that potentially restrict our financial flexibility. Under the terms of the Credit Facility, we are required to maintain certain leverage and coverage ratios and meet other financial conditions. The agreement potentially limits, among other things, our ability to sell assets, incur additional indebtedness, and grant or incur liens on its assets. Under the terms of the Credit Facility, all of our material domestic subsidiaries, if any, guarantee the commitment. Currently, we do not have any material domestic subsidiaries as defined under the terms of the Credit Facility. Although we do not believe that the terms of our Credit Facility limit the operation of our business in any material respect, the terms of the Credit Facility may restrict or prohibit our ability to raise additional debt capital when needed or could prevent us from investing in other growth initiatives. Our outstanding borrowings increased from $12.0 million at December 31, 2007, to $50.0 million at June 30, 2008. On July 16, 2008, we borrowed an additional $30.0 million under the Credit Facility. We have been in compliance with the terms of the Credit Facility since the agreement’s inception.

     On November 14, 2007, our Board of Directors authorized a program to repurchase up to $200.0 million in shares of our outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of up to two years through November 14, 2009. As of August 4, 2008, 2,065,700 shares of our outstanding common stock had been repurchased under this program for $91.6 million.
     Commercialization of our PPM radio ratings service requires and will continue to require a substantial financial investment. We believe our cash generated from operations, as well as access to our existing credit facility, is sufficient to fund such requirements. We currently estimate that the annual capital expenditures associated with the PPM ratings service commercialization for audience ratings measurement will be approximately $20.0 million. We also anticipate that, over the next two to three years of commercialization, our results of operations will be materially negatively impacted as a result of the commercialization of our PPM ratings service. The amount of capital required for deployment of our PPM ratings service and the impact on our results of operations will be greatly affected by the speed of the commercialization schedule. While commercialization of the PPM ratings service will have a near-term negative impact on the our results of operations, which impact likely will be material, restoration of our operating margins following the completion of the PPM transition process in the top 50 U.S. radio markets remains our goal, although there can be no assurance that such restoration will take place.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
      The Company is involved, from time to time, in litigation and proceedings, including with governmental taxing authorities, arising out of the ordinary course of business. Legal costs for services rendered in the course of these proceedings are charged to expense as they are incurred.
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
     In addition, on or about June 13, 2008, a purported shareholder derivative lawsuit was filed against Arbitron, as a nominal defendant, each of our directors, and certain of our executive officers in the Supreme Court of the State of New York for New York County. The derivative lawsuit is based on essentially the same substantive allegations as the securities class action lawsuit. The derivative lawsuit asserts claims against the defendants for misappropriation of information, breach of fiduciary duty, abuse of control, and unjust enrichment. The derivative plaintiff seeks equitable and/or injunctive relief, restitution and disgorgement of profits, plus attorneys’ fees and costs, among other remedies.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On November 14, 2007, our Board of Directors authorized a program to repurchase up to $200.0 million in shares of our outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of up to two years through November 14, 2009. The following table outlines the stock repurchase activity during the three months ended June 30, 2008.

			Total Number	Maximum Dollar Value
			of Shares Purchased	of Shares That May
	Total Number of	Average Price	as Part of	Yet Be Purchased
	Shares	Paid	Publicly	Under the
Period	Purchased	Per Share	Announced Program	Program
April 1-30	86,300	$44.44	86,300	$149,990,781
May 1- 31	209,100	46.49	209,100	140,269,450
June 1-30	—	—	—	140,269,450

Total	295,400	$45.89	295,400	$140,269,450

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Arbitron’s annual meeting of stockholders was held on May 13, 2008. There were 27,685,654 shares of Arbitron common stock outstanding and entitled to vote at the annual meeting. Of the 27,685,654 shares of Arbitron common stock entitled to vote at the annual meeting, a total of 25,263,134 shares were present in person or by proxy at the annual meeting. The following persons designated by Arbitron’s Board of Directors as nominees for director were elected at the annual meeting, with the voting as follows:

Nominee	Votes For	Votes Withheld
Shellye L. Archambeau	25,110,212	152,922

David W. Devonshire	25,109,948	153,186

Philip Guarascio	25,095,550	167,584

William T. Kerr	25,093,633	169,501

Larry E. Kittelberger	25,096,202	166,932

Stephen B. Morris	25,188,764	74,370

Luis G. Nogales	25,096,330	166,804

Richard A. Post	21,736,485	3,527,649
     Arbitron’s 2008 Equity Compensation Plan was approved at the annual meeting, with the voting as follows:

Total Votes For	Total Votes Against	Total Votes Abstain
22,628,886	1,272,357	12,881
     The Amendment to Arbitron Inc.’s Employee Stock Purchase Plan was approved at the annual meeting, with the voting as follows:

Total Votes For	Total Votes Against	Total Votes Abstain
23,662,451	245,682	5,091
     No additional items were on the agenda of the annual meeting of stockholders and no other items were brought to a vote during the meeting.

ITEM 6. EXHIBITS

Exhibit No.	Description
Exhibit 10.1	Amended and Restated Schedule of Non-Employee Director Compensation*

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBITRON INC.

By:	/s/ SEAN R. CREAMER

Sean R. Creamer
Executive Vice President of Finance and Planning and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal financial and principal accounting officer)

Date: August 6, 2008