Form 10-Q
period 2008-09-30
ARBITRON INC
filed 2008-11-04
CIK 109758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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

Large Accelerated Filer ☑	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 26,384,835 shares of common stock, par value $0.50 per share, outstanding as of October 31, 2008.

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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARBITRON INC.
Consolidated Balance Sheets
(In thousands, except par value data)

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$8,491	$21,141
Trade accounts receivable, net of allowance for doubtful accounts of $1,987 in 2008 and $1,688 in 2007	34,658	34,171
Prepaid expenses and other current assets	7,262	4,505
Current assets of discontinued operations held for sale	—	5,677
Deferred tax assets	2,256	3,124

Total current assets	52,667	68,618

Investment in affiliate(s)	8,500	15,262
Property and equipment, net	57,981	50,183
Goodwill, net	38,500	38,500
Other intangibles, net	985	1,252
Noncurrent assets of discontinued operations held for sale	—	1,869
Noncurrent deferred tax assets	2,755	4,089
Other noncurrent assets	1,025	770

Total assets	$162,413	$180,543

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$8,950	$10,338
Accrued expenses and other current liabilities	27,069	27,702
Current liabilities of discontinued operations held for sale	—	4,651
Current portion of long-term debt	—	5,000
Deferred revenue	55,878	66,768

Total current liabilities	91,897	114,459
Long-term debt	70,000	7,000
Other noncurrent liabilities	9,848	10,884

Total liabilities	171,745	132,343

Commitments and contingencies
Stockholders’ (deficit) equity
Preferred stock, $100.00 par value, 750 shares authorized, no shares issued	—	—
Common stock, $0.50 par value, authorized 500,000 shares, issued 32,338 shares as of September 30, 2008, and December 31, 2007	16,169	16,169
Net distributions to parent prior to the March 30, 2001, spin-off	(239,042)	(239,042)
Retained earnings subsequent to spin-off	223,591	279,996
Common stock held in treasury , 5,968 shares in 2008 and 4,028 shares in 2007	(2,984)	(2,014)
Accumulated other comprehensive loss	(7,066)	(6,909)

Total stockholders’ (deficit) equity	(9,332)	48,200

Total liabilities and stockholders’ (deficit) equity	$162,413	$180,543

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30,
	2008	2007
Revenue	$102,526	$93,322

Costs and expenses
Cost of revenue	41,795	34,451
Selling, general and administrative	20,058	18,965
Research and development	10,274	9,587

Total costs and expenses	72,127	63,003

Operating income	30,399	30,319
Equity in net loss of affiliate(s)	(2,194)	(3,263)

Income from continuing operations before interest and income tax expense	28,205	27,056
Interest income	127	554
Interest expense	644	95

Income from continuing operations before income tax expense	27,688	27,515
Income tax expense	10,788	10,394

Income from continuing operations	16,900	17,121

Discontinued operations
Income from discontinued operations, net of taxes	57	99
Loss on sale of discontinued operations, net of taxes	(2)	—

Total income from discontinued operations, net of taxes	55	99

Net income	$16,955	$17,220

Income per weighted-average common share
Basic
Continuing operations	$0.63	$0.58
Discontinued operations	—	—

Net income	$0.64	$0.58

Diluted
Continuing operations	$0.63	$0.57
Discontinued operations	—	—

Net income	$0.63	$0.58

Weighted-average common shares used in calculations
Basic	26,652	29,602
Potentially dilutive securities	248	301

Diluted	26,900	29,903

Dividends declared per common share outstanding	$0.10	$0.10

Note: Certain per share data amounts may not total due to rounding.
See accompanying notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Revenue	$275,246	$258,337

Costs and expenses
Cost of revenue	129,490	107,918
Selling, general and administrative	58,587	59,343
Research and development	29,802	32,023

Total costs and expenses	217,879	199,284

Operating income	57,367	59,053
Equity in net loss of affiliates	(973)	(1,930)

Income from continuing operations before interest and income tax expense	56,394	57,123
Interest income	582	1,743
Interest expense	1,524	286

Income from continuing operations before income tax expense	55,452	58,580
Income tax expense	21,615	22,211

Income from continuing operations	33,837	36,369

Discontinued operations
(Loss) income from discontinued operations, net of taxes	(438)	134
Gain on sale of discontinued operations, net of taxes	423	—

Total (loss) income from discontinued operations, net of taxes	(15)	134

Net income	$33,822	$36,503

Income per weighted-average common share
Basic
Continuing operations	$1.24	$1.22
Discontinued operations	—	—

Net income	$1.24	$1.23

Diluted
Continuing operations	$1.23	$1.21
Discontinued operations	—	—

Net income	$1.23	$1.21

Weighted-average common shares used in calculations
Basic	27,339	29,768
Potentially dilutive securities	207	301

Diluted	27,546	30,049

Dividends declared per common share outstanding	$0.30	$0.30

Note: Certain per share data amounts may not total due to rounding.

ARBITRON INC.
Consolidated Statements of Cash Flows
(In thousands and unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$33,822	$36,503
(Loss) income from discontinued operations, net of taxes	(15)	134

Income from continuing operations	33,837	36,369
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	12,392	8,063
Amortization of intangible assets	267	621
Loss on asset disposals	1,052	282
Deferred income taxes	2,303	346
Equity in net loss of affiliates	973	1,930
Distributions from affiliate	6,850	6,100
Bad debt expense	840	686
Non-cash share-based compensation	6,399	5,046
Changes in operating assets and liabilities
Trade accounts receivable	(1,327)	361
Prepaid expenses and other assets	(2,233)	(353)
Accounts payable	(525)	(1,246)
Accrued expenses and other current liabilities	(4,004)	(9,257)
Deferred revenue	(10,890)	(7,866)
Other noncurrent liabilities	(326)	(1,011)
Net cash (used in) provided by operating activities of discontinued operations	(1,170)	323

Net cash provided by operating activities	44,438	40,394

Cash flows from investing activities
Additions to property and equipment	(22,734)	(15,261)
Payments related to business acquisitions	(522)	—
Investment in affiliate	(1,061)	(2,136)
Purchases of short-term investments	—	(170,545)
Proceeds from sales of short-term investments	—	190,020
Net cash provided by (used in) investing activities from discontinued operations	2,123	(27)

Net cash (used in) provided by investing activities	(22,194)	2,051

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	9,815	14,476
Stock repurchases	(96,266)	(64,998)
Tax benefits realized from share-based awards	955	2,016
Dividends paid to stockholders	(8,367)	(8,995)
Borrowings of long-term debt	125,000	—
Payments of long-term debt	(67,000)	—

Net cash used in financing activities	(35,863)	(57,501)

Effect of exchange rate changes on cash and cash equivalents	(18)	114

Net change in cash and cash equivalents	(13,637)	(14,942)
Cash and cash equivalents at beginning of period	22,128	33,640

Cash and cash equivalents at end of period	$8,491	$18,698

Cash and cash equivalents from continuing operations at end of period	$8,491	$16,044
Cash and cash equivalents from discontinued operations at end of period	—	2,654

Cash and cash equivalents at end of period	$8,491	$18,698

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Notes to Consolidated Financial Statements
September 30, 2008
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
Consolidation
     The consolidated financial statements of the Company for the nine months ended September 30, 2008, reflect the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries: Arbitron Holdings Inc., Audience Research Bureau S.A. de C.V., Ceridian Infotech (India) Private Limited, CSW Research Limited, Euro Fieldwork Limited, Arbitron International, LLC, and Arbitron Technology Services India Private Limited. All significant intercompany balances have been eliminated in consolidation. The Company consummated the sale of CSW Research Limited and Euro Fieldwork Limited, a subsidiary of CSW Research Limited, on January 31, 2008. The financial information of CSW Research Limited and Euro Fieldwork Limited has been separately reclassified within the consolidated financial statements as a discontinued operation. See Note 3 for further information.

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
     Effective December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). The Company currently measures plan assets and benefit obligations as of September 30 of each year. In accordance with the provisions of SFAS No. 158, the measurement date will be required to be as of the date of the Company’s fiscal year-end statement of financial position effective for fiscal years ending after December 15, 2008. The management of the Company has evaluated the potential impact of adopting the measurement date provisions of SFAS No. 158 on the Company’s consolidated financial statements and expects that such impact will not be material to the financial position, results of operations, or cash flows of the Company.

3. Discontinued Operation
     During the fourth quarter of 2007, the Company approved a plan to sell CSW Research Limited (“Continental”), which represented a component of the Company’s international operations. As a result, the assets and liabilities, results of operations, and cash flow activity of Continental were reclassified separately as a discontinued operation held for sale within the consolidated financial statements for all periods presented. On January 31, 2008, the sale of Continental was completed at a gain of $0.4 million. The following tables present key information associated with the net assets and operating results of the discontinued operations for the reporting periods included in the consolidated financial statements filed in this quarterly report on Form 10-Q for the period ended September 30, 2008 (in thousands):

	September 30,	December 31,
Assets and Liabilities of Discontinued Operations	2008	2007
Cash	$—	$987
Receivables	—	4,112
Deferred taxes-current	—	49
Prepaids and other current assets	—	529

Current assets	—	5,677

Property, plant and equipment	—	46
Goodwill	—	2,058
Deferred taxes-noncurrent	—	(235)

Noncurrent assets	—	1,869

Total assets	$—	$7,546

Accounts payable	$—	$1,499
Accrued expenses and other current liabilities	—	2,526
Deferred revenue	—	626

Total liabilities	$—	$4,651

Accumulated other comprehensive income	$—	$376

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Results of Discontinued Operations	2008	2007	2008	2007
Revenue	$—	$3,193	$1,011	$9,002
Operating expenses	—	3,086	1,802	8,908

Operating income (loss)	—	107	(791)	94
Net interest income	—	32	7	94

Income (loss) before income tax (expense) benefit	—	139	(784)	188
Income tax (expense) benefit	57	(40)	346	(54)

Income (loss) from discontinued operations, net of taxes	57	99	(438)	134
(Loss) gain on sale, net of taxes	(2)	—	423	—

Total (loss) income from discontinued operations, net of taxes	$55	$99	$(15)	$134

4.	Long-Term Debt
     On December 20, 2006, the Company entered into an agreement with a consortium of lenders to provide up to $150.0 million of financing to the Company through a five-year, unsecured revolving credit facility (the “Credit Facility”). The agreement contains an expansion feature for us to increase the total financing available under the Credit Facility up to $200.0 million with such increased financing to be provided by one or more existing Credit Facility lending institutions, subject to the approval of the lending banks, and/or in combination with one or more new lending institutions, subject to the approval of the Credit Facility’s administrative agent. As of September 30, 2008, and December 31, 2007, the outstanding borrowings under the Credit Facility were $70.0 million and $12.0 million, respectively. There was no short-term portion of long-term debt recorded as of September 30, 2008. The $12.0 million of debt recorded as of December 31, 2007, included $5.0 million in short-term obligations under the provisions of the Credit Facility.
     Under the terms of the Credit Facility, the Company is required to maintain certain leverage and coverage ratios and meet other financial conditions. The agreement contains certain financial covenants, and limits among other things, the Company’s ability to sell certain assets, incur additional indebtedness, and grant or incur liens on its assets. Under the terms of the Credit Facility, all of the Company’s material domestic subsidiaries, if any, guarantee the commitment. As of September 30, 2008, and December 31, 2007, the Company had no material domestic subsidiaries as defined by the terms of the Credit Facility. As of September 30, 2008, and December 31, 2007, the Company was in compliance with the terms of the Credit Facility.
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
     The Credit Facility has two borrowing options, a Eurodollar rate option or an alternate base rate option, as defined in the agreement. Under the Eurodollar option, the Company may elect interest periods of one, two, three or six months at the inception date and each renewal date. Borrowings under the Eurodollar option bear interest at the London Interbank Offered Rate (LIBOR) plus a margin of 0.575% to 1.25%. Borrowings under the base rate option bear interest at the higher of the lead lender’s prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 0.00% to 0.25%. The specific margins, under both options, are determined based on the Company’s ratio of indebtedness to earnings before interest, income taxes, depreciation, amortization and non-cash share-based compensation (the “leverage ratio”), and is adjusted every 90 days. The agreement contains a facility fee provision whereby the Company is charged a fee, ranging from 0.175% to 0.25%, applied to the total amount of the commitment. The interest rate on outstanding borrowings as of September 30, 2008, and December 31, 2007, was 3.3% and 5.8%, respectively.
     Interest paid during the nine-month periods ended September 30, 2008, and 2007, was $1.6 million and $0.2 million, respectively. Interest capitalized during the nine-month period ended September 30, 2008, was $0.1 million. No interest was capitalized during the nine-month period ended September 30, 2007, due to no outstanding borrowings being incurred during that period in 2007. Non-cash amortization of deferred financing costs classified as interest expense during each of the nine-month periods ended September 30, 2008, and 2007, was $0.1 million, respectively. Non-cash amortization of deferred financing costs classified as interest expense during each of the three-month periods ended September 30, 2008, and 2007, was less than $0.1 million, respectively.

5. Stockholders’ (Deficit) Equity
     Changes in stockholders’ (deficit) equity for the nine months ended September 30, 2008, were as follows (in thousands):

				Net Distributions
				to Parent	Retained	Accumulated
				Prior to	Earnings	Other	Total
	Shares	Common	Treasury	March 30, 2001	Subsequent	Comprehensive	Stockholders'
	Outstanding	Stock	Stock	Spin-off	to Spin-off	Loss	(Deficit) Equity
Balance as of December 31, 2007	28,310	$16,169	$(2,014)	$(239,042)	$279,996	$(6,909)	$48,200

Net income	—	—	—	—	33,822	—	33,822

Common stock issued from	307	—	153	—	9,487	—	9,640
treasury stock

Stock repurchased	(2,247)	—	(1,123)	—	(98,876)	—	(99,999)

Excess tax benefit from	—	—	—	—	955	—	955
share-based awards

Non-cash compensation	—	—	—	—	6,399	—	6,399

Dividends declared	—	—	—	—	(8,192)	—	(8,192)
Other comprehensive loss	—	—	—	—	—	(157)	(157)
Balance as of September 30, 2008	26,370	$16,169	$(2,984)	$(239,042)	$223,591	$(7,066)	$(9,332)

     A quarterly cash dividend of $0.10 per common share was paid to stockholders on October 1, 2008. Of the $100.0 million of the Company’s outstanding stock repurchased for the nine months ended September 30, 2008, $3.7 million was paid for in cash during the month of October 2008.

6. Short-Term Investments
     The Company has historically made short-term investments in municipal and other government-issued variable-rate demand notes. Such investments, if any, are recorded by the Company at fair value and any outstanding investment assets are classified as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of September 30, 2008, and December 31, 2007, there were no outstanding short-term investment assets recorded on the Company’s balance sheet.
     There were no purchases or sales of available-for-sale securities during the nine months ended September 30, 2008. For the three-month and nine-month periods ended September 30, 2007, purchases of available-for-sale securities were $30.3 million and $170.5 million, respectively. For the three-month and nine-month periods ended September 30, 2007, proceeds from the sales of available-for-sale securities were $61.1 million and $190.0 million, respectively.
7. Net Income Per Weighted-Average Common Share
     The computations of basic and diluted net income per weighted-average common share for the three-month and nine-month periods ended September 30, 2008, and 2007, are based on the Company’s weighted-average shares of common stock and potentially dilutive securities outstanding.
     Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period. As of September 30, 2008, and 2007, there were options to purchase 1,730,683 and 1,863,273 shares of the Company’s common stock outstanding, of which options to purchase 430,713 and 182,791 shares of the Company’s common stock, respectively, were excluded from the computation of diluted net income per weighted-average common share for the quarter ended September 30, 2008, and 2007, respectively, either because the options’ exercise prices were greater than the average market price of the Company’s common shares or assumed repurchases from proceeds from the options’ exercise were potentially antidilutive. The Company elected to use the alternative method prescribed by FASB Staff Position SFAS No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, for determining its initial hypothetical tax benefit pool. In addition, in accordance with provisions under SFAS No. 123R, Share-Based Payment, (“SFAS No. 123R”) the assumed proceeds associated with the entire amount of tax benefits for share-based awards granted prior to SFAS No. 123R adoption were used in the diluted shares computation. For share-based awards granted subsequent to the January 1, 2006, SFAS No. 123R adoption date, the assumed proceeds for the related excess tax benefits were used in the diluted shares computation.

8. Comprehensive Income and Accumulated Other Comprehensive Loss
     The Company’s comprehensive income is comprised of net income, changes in foreign currency translation adjustments, and changes in retirement liabilities, net of tax (expense) benefits. The components of comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$16,955	$17,220	$33,822	$36,503

Other comprehensive (loss) income:

Change in foreign currency translation adjustment, net of tax benefit (expense) of $139 and $(17) for the three months ended September 30, 2008, and 2007, respectively; and a tax benefit (expense) of $381 and $(60) for the nine months ended September 30, 2008, and 2007, respectively.	(215)	29	(588)	97

Change in retirement liabilities, net of tax benefit (expense) of $(93) and $(87) for the three months ended September 30, 2008, and 2007, respectively; and a tax benefit (expense) of $(280) and $(258) for the nine months ended September 30, 2008, and 2007, respectively.	145	138	431	418

Other comprehensive (loss) income	(70)	167	(157)	515

Comprehensive income	$16,885	$17,387	$33,665	$37,018

The components of accumulated other comprehensive loss were as follows (in thousands):

	September 30,	December 31,
	2008	2007
Foreign currency translation adjustment, net of taxes	$(214)	$374
Retirement liabilities, net of taxes	(6,852)	(7,283)

Accumulated other comprehensive loss	$(7,066)	$(6,909)

9. Investment in Affiliates
     Investment in affiliates consists of the Company’s 49.5% interest in Scarborough, a syndicated, qualitative local market research partnership, and until its termination on June 30, 2008, the Company’s 50.0% interest in Project Apollo LLC, a pilot national marketing research service. Both investments are accounted for using the equity method of accounting. The following table shows the investment activity for each of the Company’s affiliates and in total for the periods ended September 30, 2008, and 2007:

	Summary of Investment Activity in Affiliates (in thousands)
	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007
		Project			Project
		Apollo			Apollo
	Scarborough	LLC	Total	Scarborough	LLC	Total
Beginning balance	$12,794	$—	$12,794	$12,542	$1,366	$13,908
Equity in net loss of affiliates	(2,194)	—	(2,194)	(2,040)	(1,223)	(3,263)
Distributions from affiliate	(2,100)	—	(2,100)	(1,600)	—	(1,600)
Cash investments in affiliate	—	—	—	—	1,182	1,182

Ending balance at September 30	$8,500	$—	$8,500	$8,902	$1,325	$10,227

	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
		Project			Project
		Apollo			Apollo
	Scarborough	LLC	Total	Scarborough	LLC	Total
Beginning balance	$14,420	$842	$15,262	$13,907	$—	$13,907
Equity in net income (loss) of affiliates	930	(1,903)	(973)	1,095	(3,025)	(1,930)
Distributions from affiliate	(6,850)	—	(6,850)	(6,100)	—	(6,100)
Non-cash investments in affiliate	—	—	—	—	2,214	2,214
Cash investments in affiliate	—	1,061	1,061	—	2,136	2,136

Ending balance at September 30	$8,500	$—	$8,500	$8,902	$1,325	$10,227

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
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“SFAS No. 158”). During 2007 and prior years, the Company measured plan assets and benefit obligations as of September 30. In accordance with the provisions of SFAS No. 158, effective for fiscal years ending after December 15, 2008, the measurement date is required to be as of the date of the Company’s fiscal year-end statement of financial position, December 31. The management of the Company has evaluated the potential impact of adopting the measurement date provisions of SFAS No. 158 on the Company’s consolidated financial statements and expects that such impact will not be material to the financial position, results of operations, or cash flows of the Company.
     The components of periodic benefit costs for the defined-benefit pension, postretirement, and supplemental retirement plans were as follows (in thousands):

	Defined-Benefit		Postretirement		Supplemental
	Pension Plan		Plan		Retirement Plans
	Three Months		Three Months		Three Months
	Ended September 30,		Ended September 30,		Ended September 30,
	2008	2007	2008	2007	2008	2007
Service cost	$196	$217	$10	$9	$30	$33
Interest cost	507	445	24	21	58	52
Expected return on plan assets	(597)	(552)	—	—	—	—
Amortization of prior service cost	5	5	—	—	(5)	(6)
Amortization of net loss	182	165	8	12	46	49

Net periodic benefit cost	$293	$280	$42	$42	$129	$128

	Defined-Benefit		Postretirement		Supplemental
	Pension Plan		Plan		Retirement Plans
	Nine Months		Nine Months		Nine Months
	Ended September 30,		Ended September 30,		Ended September 30,
	2008	2007	2008	2007	2008	2007
Service cost	$587	$652	$31	$27	$89	$98
Interest cost	1,520	1,335	71	63	176	157
Expected return on plan assets	(1,826)	(1,655)	—	—	—	—
Amortization of prior service cost	17	16	—	—	(17)	(17)
Amortization of net loss	546	496	25	35	138	145

Net periodic benefit cost	$844	$844	$127	$125	$386	$383

     During the nine months ended September 30, 2008, the Company contributed $1.4 million to the defined benefit pension plan. The Company estimates that $0.2 million will be contributed to the other benefit plans during 2008.

11. Taxes
     The effective tax rate from continuing operations increased to 39.0% for the nine months ended September 30, 2008, from 37.9% for the nine months ended September 30, 2007, to reflect the increase in certain non-deductible expenses and the increase in certain state income tax rates.
     The Company’s net unrecognized tax benefit for certain tax contingencies was $1.0 million as of both September 30, 2008 and December 31, 2007. If recognized, the $1.0 million of unrecognized tax benefits would reduce the Company’s effective tax rate in future periods.
     The Company accrues potential interest and penalties and recognizes income tax expense where, under relevant tax law, interest and penalties would be assessed if the uncertain tax position ultimately was not sustained. The Company has recorded a liability for potential interest and penalties of $0.1 million as of September 30, 2008.
     Management determined it is reasonably possible that certain unrecognized tax benefits as of September 30, 2008, will decrease during the subsequent twelve months due to either the expiration of statutes of limitation or due to the settlement of certain state audit examinations. The estimated decrease in these unrecognized federal tax benefits and the estimated decrease in unrecognized tax benefits from various states are both immaterial.
     The Company files numerous income tax returns, primarily in the United States, including federal, state, and local jurisdictions, and certain foreign jurisdictions. Tax years ended December 31, 2005, through December 31, 2007, remain open for assessment by the Internal Revenue Service. Generally, the Company is not subject to state, local or foreign examination for years prior to 2004. However, tax years 1989 through 2003 remain open for assessment for certain state taxing jurisdictions where net operating loss (“NOL”) carryforwards were utilized on income tax returns for such states since 2003.
     As the Company is subject to federal and state audits throughout the normal course of operations, losses for tax contingencies are recognized for unasserted contingent claims when such matters are probable and reasonably estimable.
     Income taxes paid on continuing operations for the nine months ended September 30, 2008, and 2007, were $15.8 million and $15.3 million, respectively.

12. Share-Based Compensation
     The following table sets forth information with regard to the income statement recognition of share-based compensation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenue	$155	$207	$567	$523
Selling, general and administrative	1,751	1,264	5,451	4,205
Research and development	146	102	381	318

Share-based compensation	$2,052	$1,573	$6,399	$5,046

     There was no capitalized share-based compensation cost recorded during the nine-month periods ended September 30, 2008, and 2007.
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

     The fair value of each option granted to employees and nonemployee directors during the periods ended September 30, 2008, and 2007, was estimated on the date of grant using a Black-Scholes option valuation model. Those assumptions along with other data regarding the Company’s stock options are noted in the following table (dollars in thousands, except per share data):

Assumptions for Options
Granted to Employees and	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Nonemployee Directors	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Expected volatility	23.99 - 24.70%	24.61 - 25.71.%	23.99 - 25.27%	24.95 - 26.52%

Expected dividends	1.00%	1.00%	1.00%	1.00%

Expected term (in years)	5.50 - 6.00	5.75 - 6.25	5.50 - 6.00	5.75 - 6.25

Risk-free rate	3.08 - 3.32%	4.31 - 4.61%	2.60 - 3.44%	4.31 - 4.91%

Weighted-average volatility	24.53%	25.51%	25.19%	25.45%

Weighted-average term (in years)	5.89	6.16	5.94	5.94

Weighted-average risk-free rate	3.18%	4.46%	2.92%	4.60%

Weighted-average grant date fair value per share	$12.65	$15.64	$11.50	$14.89

Other Data

Options granted	6,836	18,831	319,341	177,441

Weighted average exercise price for options granted per share	$47.25	$50.34	$42.81	$48.38

Intrinsic value of options exercised	$1,123	$1,386	$3,506	$5,508
     As of September 30, 2008, there was $4.0 million of total unrecognized compensation cost related to options granted under the SIPs. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 2.3 years. The weighted-average exercise price and weighted-average remaining contractual term for outstanding stock options as of September 30, 2008, were $39.88 and 6.80 years, respectively, and as of September 30, 2007, $38.35 and 6.51 years, respectively.

Nonvested Share Awards
     The Company’s nonvested share awards generally vest over four or five years on either a monthly or annual basis. The Company’s awards provide for accelerated vesting if there is a change in control of the Company. Compensation expense is recognized on a straight-line basis using the market price on the date of grant as the awards vest. As of September 30, 2008, there was $8.1 million of total unrecognized compensation cost related to nonvested share awards granted under the SIPs. This aggregate unrecognized cost for nonvested share awards is expected to be recognized over a weighted-average period of 2.1 years. Other nonvested share award information for the periods ended September 30, 2008, and 2007, is noted in the following table (dollars in thousands, except per share data):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Number of shares granted	2,608	—	105,356	113,233

Weighted average grant-date fair value per share	$47.05	—	$43.99	$46.33

Fair value of shares vested	$53	$53	$1,693	$638
Deferred Stock Units
     Deferred stock units granted to one of the Company’s employees vest annually on a calendar year basis through December 31, 2009, and are convertible into shares of common stock, subsequent to employment termination. Deferred stock units granted to nonemployee directors vest immediately upon grant and are convertible into shares of common stock subsequent to the directors’ termination of service. As of September 30, 2008, the total unrecognized compensation cost related to deferred stock units granted under the SIPs was $1.3 million and is expected to be recognized over a weighted-average period of 1.3 years. Other deferred stock unit information for the periods ended September 30, 2008, and 2007, is noted in the following table (dollars in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Shares granted to employee directors	29	—	21,753	21,667

Shares granted to nonemployee directors	1,171	1,147	3,937	3,532

Fair value of shares vested	$54	$52	$182	$169

Employee Stock Purchase Plan
     On May 13, 2008, the Company’s shareholders approved an amendment to its compensatory Employee Stock Purchase Plan (“ESPP”) increasing the maximum number of shares of Company common stock reserved for sale under the ESPP from 600,000 to 850,000. The purchase price of the stock to ESPP participants is 85% of the lesser of the fair market value on either the first day or the last day of the applicable three-month offering period. Other deferred stock unit information for the periods ended September 30, 2008, and 2007, is noted in the following table (dollars in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Share-based compensation expense	$75	$77	$242	$230

Number of ESPP shares issued	8,276	9,117	26,733	26,494

Amount of proceeds received from employees	$328	$358	$992	$1,024

13. Concentration of Credit Risk
     The Company’s quantitative radio audience measurement business and related software licensing accounted for the following percentages of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Quantitative Radio Business	83%	81%	77%	76%
Related Software Licensing	8%	9%	9%	9%
     The Company had one customer that individually represented 19% of its annual revenue for the year ended December 31, 2007. Although the industry consolidation has led to a concentration of the Company’s customer base, the Company has historically experienced a high level of contract renewals.
14. Financial Instruments
     Fair values of short-term investments, accounts receivable and accounts payable approximate carrying values due to their short-term nature. Due to the floating rate nature of the Company’s Credit Facility, the fair values of the $70.0 million and $12.0 million in related outstanding borrowings as of September 30, 2008, and December 31, 2007, respectively, also approximate their carrying amounts. There was no short-term portion of the long-term debt recorded as of September 30, 2008. The $12.0 million of debt recorded as of December 31, 2007, included $5.0 million in short-term obligations under the Credit Facility.
15. Stock Repurchases
     On November 14, 2007, the Company’s Board of Directors authorized a program to repurchase up to $200.0 million of the Company’s outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of up to two years through November 14, 2009. For the nine months ended September 30, 2008, the Company repurchased 2,247,400 shares of outstanding common stock under this program for $100.0 million.
     On November 16, 2006, the Company’s Board of Directors authorized a program to repurchase up to $100.0 million of its outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of up to two years through November 2008. For the nine months ended September 30, 2007, the Company repurchased 1,502,200 shares under this program for $72.9 million. As of October 19, 2007, the program was completed with 2,093,500 shares being repurchased for an aggregate purchase price of approximately $100.0 million.

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
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron Inc. and its subsidiaries (“we,” “our,” “Arbitron” or the “Company”) in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “intends,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology, are forward-looking statements based on current expectations about future events, which we have derived from information currently available to us. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied by such forward-looking statements. These risks and uncertainties include, in no particular order, whether we will be able to:
•	absorb costs related to legal proceedings and governmental entity interactions and avoid related fines, limitations, or conditions on our business activities;

•	successfully implement the commercialization of our Portable People MeterTM (“PPM”) service;

•	successfully maintain industry usage of our services, a critical mass of broadcaster encoding, and the proper understanding of our audience measurement services and methodology in light of governmental regulation, legislation, litigation, activism or adverse public relations efforts;

•	successfully design, recruit and maintain PPM panels that appropriately balance research quality, panel size and operational cost;

•	complete the Media Rating Council (“MRC”) audits of our local market PPM ratings services in a timely manner and successfully obtain and/or maintain MRC accreditation for our audience measurement business;

•	renew contracts with key customers as they expire;

•	successfully execute our business strategies, including entering into potential acquisition, joint-venture or other material third-party agreements;

•	effectively manage the impact, if any, of any further ownership shifts in the radio and advertising agency industries;
•	effectively respond to rapidly changing technological needs of our customer base, including creating new proprietary software systems and new customer services that meet these needs in a timely manner;

•	successfully manage the impact on our business of any economic downturn, generally, and in the advertising and radio industries, in particular;

•	successfully manage the trend of increasing data collection costs stemming from lower respondent cooperation in surveys, privacy concerns, consumer trends, including the increasing incidence of cell-phone-only households, evolving technology and/or government regulation; and

•	successfully develop and implement technology solutions to measure new forms of audio-based content and delivery, multimedia and advertising in an increasingly competitive environment.
     There are a number of additional important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, the risk factors set forth in the caption “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2007, the caption “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, and elsewhere, and any subsequent periodic or current reports filed by us with the Securities and Exchange Commission.

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
     Historically, our quantitative radio audience measurement business and related software have accounted for a substantial majority of our revenue. Our quantitative radio audience measurement business accounted for 77 and 76 percent of our revenue for the nine-month periods ended September 30, 2008, and 2007, respectively. Our related software licensing accounted for nine percent of our revenue for the same periods in both 2008, and 2007. We expect that for the year ended December 31, 2008, our quantitative radio audience measurement business and related software licensing will account for approximately 78 percent and nine percent, respectively, of our revenue, which is consistent with historic annual trends. Quarterly fluctuations in these percentages are reflective of the seasonal delivery schedule of our quantitative radio audience measurement business and our Scarborough revenues. For further information regarding seasonality trends, see “Seasonality”. While we expect that our quantitative radio audience measurement business and related software licensing will continue to account for the majority of our revenue for the foreseeable future, we are actively seeking opportunities to diversify our revenue base by, among other things, leveraging the investment we have made in our PPM technology and by exploring applications of the technology beyond our domestic radio audience measurement business.
     In 2007 and 2006, we entered into multiyear agreements with many of our largest customers, including agreements for PPM-based ratings as and when we commercialize our PPM service in the PPM Markets, as defined in — PPM Rating Service Trends and Initiatives below. These broadcasters account for approximately 89 percent of the radio advertising revenue in these markets. The agreements for these customers generally provide for a higher license fee for PPM-based ratings than what we charge for diary-based ratings. As a result, we expect that the percentage of our revenues derived from our quantitative radio audience measurement business and related software licensing is likely to increase as we commercialize our PPM service.
     Concentration of ownership of radio stations has led to our increased dependence on a limited number of key customers. In 2007, Clear Channel Communications Inc. represented 19 percent of our total annual revenue. Because many of our largest customers own and operate radio stations in markets that we expect to transition to PPM measurement, we expect that our dependence on our largest customers will continue for the foreseeable future.

     Response rates are an important measure of our effectiveness in obtaining consent from persons to participate in our surveys. We seek to achieve response rates that are sufficient to maintain usage of our ratings. Another measure often used by clients to assess quality in our ratings is sample proportionality, which refers to how well the distribution of the sample for any individual survey matches the distribution of the population in the local market. Initiatives designed to address response rates and sample proportionality can increase the costs associated with our data collection.
Diary Trends and Initiatives
     Beginning with the Spring 2008 diary survey, we expanded promised incentives to smaller markets where the Male 18-34 proportionality is less than certain thresholds, and we began offering a second chance to participate in our surveys to households in which respondents initially agreed to participate, but failed to return any diaries for the week selected. In the first quarter of 2008, we upgraded our diary processing capabilities with a new state-of-the-art facility that combines several business processes under one roof. We designed the new building, layout and equipment to increase productivity, efficiency and accuracy for diary processing, which will allow us to implement future planned diary sample improvement initiatives more quickly.
     In September 2008, we announced an expansion of our sample quality improvement programs for diary markets. The new efforts to further enhance the participation of 18-34 year olds in our samples include increasing cash and other incentives for persons age 18-34 while reducing incentives for age 55+ only households in all diary markets starting with the Spring 2009 survey, and accelerating our work to design web-based data collection and to test whether they could replace the paper and pencil diary as the primary means to collect data in diary markets.
     In October 2008, we announced plans to accelerate the introduction of cell-phone-only sampling in diary markets by six months. Beginning with the Spring 2009 survey, we intend to add cell-phone-only households to the sample in 50 diary markets and beginning with the Fall 2009 survey, to the sample of 125 diary markets. In addition, we announced that the same metric used to gauge our PPM sample quality performance—Designated Delivery Index—will be used to measure diary sample performance. Designated Delivery Index (“DDI”) is defined as the actual sample size achieved for a given demographic indexed against the target sample size for that demographic. Starting with the Fall 2008 survey, we plan to establish a sample benchmark for persons aged 18-54 in all diary markets equal to a DDI of 80. Should the actual sample performance fall below this threshold in a given market’s survey, we will attempt to bring the sample performance above that threshold in subsequent surveys.
     Some radio broadcasters in markets ranked 100+ have expressed a desire for alternatives to our current diary-based ratings services. We intend to continue to offer an array of options to customers in individual markets ranked 100+ that can provide them with the data they need to appropriately position their stations to maximize their revenue opportunities. On April 14, 2008, Cumulus Media Inc. (“Cumulus”) announced a request for proposals (“RFP”) for the development of a new radio audience measurement service designed to measure both quantitative and qualitative audience characteristics in markets ranked 100+. We have submitted a proposal for consideration as part of the RFP process. There can be no guarantee that Cumulus will select our proposal.
PPM Rating Service Trends and Initiatives
     We have begun execution of our previously announced plan to commercialize progressively our PPM ratings service in the largest U.S. radio markets, which we currently anticipate will result in commercialization of the service in 49 markets by December 2010 (the “PPM Markets”). We anticipate that we may continue to update the timing of commercialization and the composition of the PPM Markets from time to time. In November 2007, we announced our decision to delay the commercialization of the PPM ratings service in certain local markets in order to address feedback regarding the PPM service we had received from our customers, the Media Rating Council (“MRC”), and certain other constituencies. We believe that during the course of the delay, we enhanced our PPM samples in several areas. On October 6, 2008, we commercialized the PPM radio ratings service with the release of the September 2008 PPM report (August 21 to September 17) in eight markets, including New York, Nassau-Suffolk, Middlesex- Somerset-Union, Los Angeles, Riverside-San Bernardino, Chicago, San Francisco, and San Jose. The Spring 2008 survey was the last diary report for these markets.

     On November 4, 2008, we announced an adjustment to our PPM commercialization schedule. Four markets — Kansas City, San Antonio, Salt Lake City and Las Vegas — are now scheduled to commercialize with the December 2009 PPM survey report (November 12 to December 9), currently slated for release on December 31, 2009. Previously, these four markets were slated to commercialize with the release of the March 2010 PPM survey report. The final diary-based audience survey in these four markets will be the Summer 2009 survey (June 25 — September 16). Five markets — Milwaukee, Charlotte, Columbus, Providence and Orlando — are now scheduled to commercialize with the release of the Septemer 2010 PPM survey report in October. Previously, these five markets were scheduled to commercialize with the release of the June 2010 PPM survey report. The final diary-based audience report in these four markets will now be for the Spring 2010 survey (April 1 — June 23). We are rebalancing our PPM commercialization schedule in order to create financial and operational efficiencies.
     Recently, costs and expenses related to litigation and other interactions with governmental entities, primarily regarding our PPM radio ratings service, have been substantial. We currently estimate that based on the current expense rates, the related 2008 legal and governmental expenses could be in the range of $4.0 million to $6.0 million during the fourth quarter of 2008, which is significantly greater than historical trends. Our actual legal and governmental costs and expenses could be above or below that estimated range. See Part II—Other Information Item 1. Legal Proceedings contained in this Quarterly Report on Form 10-Q for further information.
     As previously announced, we intend to comply with the MRC’s draft voluntary code of conduct (“VCOC”) before commercializing our PPM service in each local market and we also intend to pursue MRC accreditation of the PPM service in each local market. The VCOC requires that, at a minimum, ratings companies seeking to replace an accredited currency measurement service with a new currency measurement service, complete an independent audit of the service, share the findings of the audit with MRC members, and provide a period of pre-currency data so that customers can assess the data from the new service prior to commercialization.
     During the first quarter of 2008, the MRC decided to deny accreditation of the Philadelphia and New York local market PPM services based on audits completed in both markets in 2007, the review of the audit findings and additional information provided to the MRC PPM audit subcommittee. As part of the accreditation process, we agreed to new audits of the Philadelphia and New York local market PPM services. These audits were completed in the first half of 2008, and the audit report was presented to the MRC audit committee. The audit of the PPM services for the Los Angeles, Chicago, Riverside-San Bernardino, Chicago, San Francisco, and San Jose markets has also been completed. The MRC accreditation status in both Philadelphia and New York is unchanged at this time; the denial status remains in effect as the accreditation process continues.
     Due to a challenging radio industry environment, as well as the high penetration of our current services into the radio industry, our annual organic rate of revenue growth from our quantitative radio measurement business and related software licensing has been slower than historical trends. However, with the commercialization of our PPM service in the third quarter of 2008 in eight local markets, including New York, Nassau-Suffolk, Middlesex-Somerset-Union, Los Angeles, Riverside-San Bernardino, Chicago, San Francisco, and San Jose, our third quarter 2008 revenue growth exceeded the level of contractual price escalators in our diary-based radio ratings contracts. Despite this growth in revenue, we anticipate that we will continue to incur additional costs related to initiatives designed to improve our PPM service. We expect that our results of operations for the fourth quarter will be adversely impacted by the incremental costs incurred in building and continuously improving our PPM ratings service panels while also operating the diary-based ratings service in the local markets scheduled for commercialization in the fourth quarter of 2008 and the first quarter of 2009.
     As we have anticipated, our efforts to support the commercialization of our PPM ratings service have had a material negative impact on our results of operations. Restoration of our operating margins following completion of the PPM transition process in the PPM Markets remains our goal, although there can be no assurance that such restoration will take place.
     We continue to operate in a highly challenging business environment in the markets and industries we serve. Our future performance will be impacted by our ability to address a variety of challenges and opportunities in these markets and industries, including our ability to continue to maintain and improve both our diary service and our PPM service, and manage increased costs for data collection, arising among other ways, from increased numbers of cell-phone-only households, which historically have been more expensive to recruit than households with landline phones. We will also seek to pursue MRC accreditation in all of our PPM markets, and develop and implement effective and efficient technological solutions to measure multimedia and advertising.

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
     In July 2008, we also announced a new PPM sample size program designed to deliver a larger sample target for persons aged 12 and over. We plan to implement the increase in the persons aged 12 and over sample target in phases, beginning in 2009.
Impact of Hurricane Ike
     We are in the process of assessing the losses incurred from storm damage and business interruption in Houston and the surrounding areas within the Hurricane Ike impact zone. So far, as a result of the dislocation of sample respondents during the hurricane, Houston-Galveston PPM data will only be issued for three of the four weeks in the September 2008 survey and two of the four weeks in the October 2008 survey. We estimate a related revenue loss of approximately $0.5 million. Due to the closing of our Houston call center, which suffered heavy storm damage, additional labor costs are being incurred as more shifts are being run at our other call centers in order to replace the lost capacity. We estimate that the business interruption costs associated with the storm will be approximately $1.0 million. We expect that a portion of these costs will be recovered through insurance.
Scarborough Research Agreement
     Arbitron and a subsidiary of Nielsen entered into a partnership agreement dated December 31, 2004 governing Scarborough Research, a Delaware general partnership (the “Partnership”). Pursuant to the terms of the partnership agreement, the Partnership will continue in effect until December 31, 2009, with automatic three-year renewal periods, unless earlier terminated in accordance with the terms of the partnership agreement. Neither partner provided a notice of termination prior to the deadline of September 30, 2008. The Partnership has therefore been automatically renewed for another three years until December 31, 2012.
Discontinued Operation
     On January 31, 2008, we sold CSW Research Limited (“Continental”). Additional information regarding the sale of Continental is provided in Note 3 in the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
Project Apollo LLC
     On February 25, 2008, we announced that Arbitron and Nielsen, as sole members, had agreed to the termination of Project Apollo LLC. Of the $1.9 million recognized by us for our share of the net costs incurred by Project Apollo LLC for the nine months ended September 30, 2008, $1.3 million relates to its wind-down and liquidation, which was completed by June 30, 2008. For the year ended December 31, 2008, we expect to continue investing in developing opportunities that leverage our existing PPM technologies and allow us to continue to pursue the idea of single-source, multimedia measurement.

Stock Repurchases
     On November 14, 2007, our Board of Directors authorized a program to repurchase up to $200.0 million in shares of our outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of up to two years            through November 14, 2009. As of September 30, 2008, 2,247,400 shares of outstanding common stock had been repurchased under this program for $100.0 million.
Critical Accounting Policies and Estimates
     Critical accounting policies and estimates are those that are both important to the presentation of our financial position and results of operations, and require our most difficult, complex or subjective judgments.
     We capitalize software development costs with respect to significant internal use software initiatives or enhancements in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The costs are capitalized from the time that the preliminary project stage is completed and management considers it probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are amortized over periods of three to five years. We perform an assessment quarterly to determine if it is probable that all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value. As of September 30, 2008, and December 31, 2007, our capitalized software developed for internal use had carrying amounts of $22.0 million and $20.1 million, respectively, including $13.0 million and $10.2 million, respectively, for software related to the PPM service.
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
     In accordance with FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes, we conduct an assessment of the uncertainty in income taxes by establishing recognition thresholds for our tax positions before being recognized in the financial statements. Inherent in our calculation are critical judgments by management related to the determination of the basis for our tax positions. FIN No. 48 provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. For further information, see Note 11 in the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2008.

Results of Operations
     Comparison of the Three Months Ended September 30, 2008 to the Three Months Ended September 30, 2007
The following table sets forth information with respect to our consolidated statements of income:
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Increase		Percentage of
	September 30,		(Decrease)		Revenue
	2008	2007	Dollars	Percent	2008	2007
Revenue	$102,526	$93,322	$9,204	9.9%	100.0%	100.0%

Costs and expenses
Cost of revenue	41,795	34,451	7,344	21.3%	40.8%	36.9%
Selling, general and administrative	20,058	18,965	1,093	5.8%	19.6%	20.3%
Research and development	10,274	9,587	687	7.2%	10.0%	10.3%

Total costs and expenses	72,127	63,003	9,124	14.5%	70.3%	67.5%

Operating income	30,399	30,319	80	0.3%	29.7%	32.5%
Equity in net loss of affiliate(s)	(2,194)	(3,263)	1,069	(32.8%)	(2.1%)	(3.5%)

Income from continuing operations before interest and tax expense	28,205	27,056	1,149	4.2%	27.5%	29.0%
Interest income	127	554	(427)	(77.1%)	0.1%	0.6%
Interest expense	644	95	549	577.9%	0.6%	0.1%

Income from continuing operations before income tax expense	27,688	27,515	173	0.6%	27.0%	29.5%
Income tax expense	10,788	10,394	394	3.8%	10.5%	11.1%

Income from continuing operations	16,900	17,121	(221)	(1.3%)	16.5%	18.3%
Discontinued operations
Income from discontinued operations, net of taxes	57	99	(42)	(42.4%)	0.1%	0.1%
Loss on sale, net of taxes	(2)	—	(2)	NM	(0.0%)	NM

Total income from discontinued operations, net of taxes	55	99	(44)	(44.4%)	0.1%	0.1%

Net income	$16,955	$17,220	$(265)	(1.5%)	16.5%	18.5%

Income per weighted average common share
Basic
Continuing operations	$0.63	$0.58	$0.05	8.6%
Discontinued operations	—	—	—	—

Net income per share, basic	$0.64	$0.58	$0.06	10.3%

Diluted
Continuing operations	$0.63	$0.57	$0.06	10.5%
Discontinued operations	—	—	—	—

Net income per share, diluted	$0.63	$0.58	$0.05	8.6%

Cash dividends declared per common share	$0.10	$0.10	$—	—

Certain per share data and percentage amounts may not total due to rounding.
NM — not meaningful

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Increase
	September 30,		(Decrease)
	2008	2007	Dollars	Percent

Other data:
EBIT (1)	$28,205	$27,056	$1,149	4.2%
EBITDA (1)	$32,763	$30,353	$2,410	7.9%

EBIT and EBITDA Reconciliation (1)
Income from continuing operations	$16,900	$17,121	$(221)	(1.3%)
Income tax expense	10,788	10,394	394	3.8%
Interest (income)	(127)	(554)	427	(77.1%)
Interest expense	644	95	549	577.9%

EBIT (1)	28,205	27,056	1,149	4.2%
Depreciation and amortization	4,558	3,297	1,261	38.2%

EBITDA (1)	$32,763	$30,353	$2,410	7.9%

(1)	EBIT (earnings before interest and income taxes) and EBITDA (earnings before interest, income taxes, depreciation and amortization) are non-GAAP financial measures that we believe are useful to investors in evaluating our results. For further discussion of these non-GAAP financial measures, see paragraph below entitled “EBIT and EBITDA” of this quarterly report.
     Revenue. Revenue increased 9.9% for the three months ended September 30, 2008, as compared to the same period in 2007, due primarily to the commercialization of eight additional PPM markets in the third quarter of 2008 and increases related to the radio ratings subscriber base, contract renewals, and price escalations in multiyear customer contracts for our PPM service and diary-based quantitative data license business, partially offset by a $1.5 million decrease related to certain Scarborough markets delivering in June of this year compared to July of last year.
     Cost of Revenue. Cost of revenue increased by 21.3% for the three months ended September 30, 2008, as compared to the same period in 2007. The increase in cost of revenue was largely attributable to $6.0 million of increased costs related to the PPM service, which were substantially driven by commercialization costs associated with the management and recruitment of the PPM panels for the New York, Nassau-Suffolk, Middlesex-Somerset-Union, Los Angeles, Riverside-San Bernardino, Chicago, San Francisco, and San Jose markets, which were launched in the third quarter of 2008. Increased costs were also incurred during the three months ended September 30, 2008 for those markets scheduled to launch in the fourth quarter of 2008 and the first quarter of 2009, including Atlanta, Dallas-Ft. Worth, Washington, DC., Detroit, and Boston. We expect that our cost of revenue will continue to increase as a result of our efforts to support the continued commercialization of this service over the next two to three years. The increase in cost of revenue was also due to a $2.3 million increase in costs spent in support of our diary rating business, partially offset by a $0.8 million decrease in royalties, substantially related to the timing of delivery in certain Scarborough markets.
     Selling, General, and Administrative. Selling, general, and administrative expenses increased by 5.8% during the three months ended September 30, 2008, as compared to the same period in 2007, due largely to an increase in expenses related to litigation and other interactions with governmental entities, primarily regarding our PPM radio ratings services.

     Equity in Net Loss of Affiliate(s). Equity in net loss of affiliate(s) decreased by 32.8%. For the three months ended September 30, 2007, our share of the Project Apollo LLC’s loss was $1.2 million. However, due to the termination of the Project Apollo LLC in June 2008, there was no comparable activity during the three months ended September 30, 2008. See Note 9 in the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further information.
     Interest Income. Interest income decreased by 77.1% due to a $36.8 million decrease in the average aggregate cash and short-term investment balance for the three months ended September 30, 2008, as compared to the same period in 2007. See “Liquidity and Capital Resources” for further information.
     Interest Expense. Interest expense increased by 577.9% due to the interest incurred on average long-term debt of $70.0 million for the three months ended September 30, 2008, as compared to no borrowings outstanding for the same period in 2007. The interest expense incurred during the three months ended September 30, 2007 was primarily related to ongoing credit facility fees and the scheduled amortization of deferred financing costs.
     Net Income. Net income decreased by 1.5% for the three months ended September 30, 2008, as compared to the same period in 2007, due primarily to our continuing efforts to further build and operate our PPM service panels for markets launched in the third quarter of 2008, including New York, Nassau-Suffolk, Middlesex-Somerset-Union, Los Angeles, Riverside-San Bernardino, Chicago, San Francisco, and San Jose; and those markets scheduled to commercialize in the fourth quarter of 2008 and the first quarter of 2009, including Atlanta, Dallas-Ft. Worth, Washington D.C., Detroit, and Boston. These efforts, including the related revenues generated, resulted in flat operating income for the third quarter of 2008, as compared to the same period in 2007. Reductions in affiliate losses were substantially offset by adverse interest income and expense fluctuations.
     EBIT and EBITDA. We believe that presenting EBIT and EBITDA, both non-GAAP financial measures, as supplemental information helps investors, analysts, and others, if they so choose, in understanding and evaluating our operating performance in some of the same manners that we do because EBIT and EBITDA exclude certain items that are not directly related to our core operating performance. We reference these non-GAAP financial measures in assessing current performance and making decisions about internal budgets, resource allocation and financial goals. EBIT is calculated by deducting interest income from continuing operations and adding back interest expense and income tax expense to income from continuing operations. EBITDA is calculated by deducting interest income from income from continuing operations and adding back interest expense, income tax expense, and depreciation and amortization to income from continuing operations. EBIT and EBITDA should not be considered substitutes either for income from continuing operations, as indicators of our operating performance, or for cash flow, as measures of our liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. EBIT increased 4.2% and EBITDA increased 7.9% for the three months ended September 30, 2008, as compared to the same period in 2007, due primarily to our increased revenues associated with the eight PPM markets launched in the third quarter of 2008, substantially offset by our continuing efforts and expenditures to build our PPM service panels for those eight markets, as well as for other markets scheduled to commercialize in the fourth quarter of 2008, and the first quarter of 2009. EBIT increased at a slower rate than EBITDA for the three months ended September 30, 2008, as compared to the same period in 2007, due to increased depreciation and amortization related to increased PPM capital expenditures.

Results of Operations
     Comparison of the Nine Months Ended September 30, 2008 to the Nine Months Ended September 30, 2007
The following table sets forth information with respect to our consolidated statements of income:

	Nine Months Ended		Increase		Percentage of
	September 30,		(Decrease)		Revenue
	2008	2007	Dollars	Percent	2008	2007
Revenue	$275,246	$258,337	$16,909	6.5%	100.0%	100.0%

Costs and expenses
Cost of revenue	129,490	107,918	21,572	20.0%	47.0%	41.8%
Selling, general and administrative	58,587	59,343	(756)	(1.3%)	21.3%	23.0%
Research and development	29,802	32,023	(2,221)	(6.9%)	10.8%	12.4%

Total costs and expenses	217,879	199,284	18,595	9.3%	79.2%	77.1%

Operating income	57,367	59,053	(1,686)	(2.9%)	20.8%	22.9%
Equity in net loss of affiliates	(973)	(1,930)	957	(49.6%)	(0.4%)	(0.7%)

Income from continuing operations before interest and tax expense	56,394	57,123	(729)	(1.3%)	20.5%	22.1%
Interest income	582	1,743	(1,161)	(66.6%)	0.2%	0.7%
Interest expense	1,524	286	1,238	432.9%	0.6%	0.1%

Income from continuing operations before income tax expense	55,452	58,580	(3,128)	(5.3%)	20.1%	22.7%
Income tax expense	21,615	22,211	(596)	(2.7%)	7.9%	8.6%

Income from continuing operations	33,837	36,369	(2,532)	(7.0%)	12.3%	14.1%
Discontinued operations
(Loss) income from discontinued operations, net of taxes	(438)	134	(572)	NM	(0.2%)	0.1%
Gain on sale, net of taxes	423	—	423	NM	0.2%	0.0%

Total (loss) income from discontinued operations, net of taxes	(15)	134	(149)	NM	(0.0%)	0.1%

Net income	$33,822	$36,503	$(2,681)	(7.3%)	12.3%	14.1%

Income per weighted average common share
Basic
Continuing operations	$1.24	$1.22	$0.02	1.6%
Discontinued operations	—	—	—	—

Net income per share, basic	$1.24	$1.23	$0.01	0.8%

Diluted
Continuing operations	$1.23	$1.21	$0.02	1.7%
Discontinued operations	—	—	—	—

Net income per share, diluted	$1.23	$1.21	$0.02	1.7%

Cash dividends declared per common share	$0.30	$0.30	$—	—

Certain per share data and percentage amounts may not total due to rounding.
NM — not meaningful

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended		Increase
	September 30,		(Decrease)
	2008	2007	Dollars	Percent

Other data:
EBIT (1)	$56,394	$57,123	$(729)	(1.3%)
EBITDA (1)	$69,053	$65,807	$3,246	4.9%

EBIT and EBITDA Reconciliation (1)
Income from continuing operations	$33,837	$36,369	$(2,532)	(7.0%)
Income tax expense	21,615	22,211	(596)	(2.7%)
Interest (income)	(582)	(1,743)	1,161	(66.6%)
Interest expense	1,524	286	1,238	432.9%

EBIT (1)	56,394	57,123	(729)	(1.3%)
Depreciation and amortization	12,659	8,684	3,975	45.8%

EBITDA (1)	$69,053	$65,807	$3,246	4.9%

(1)	EBIT (earnings before interest and income taxes) and EBITDA (earnings before interest, income taxes, depreciation and amortization) are non-GAAP financial measures that we believe are useful to investors in evaluating our results. For further discussion of these non-GAAP financial measures, see paragraph below entitled “EBIT and EBITDA” of this quarterly report.
     Revenue. Revenue increased 6.5% for the nine months ended September 30, 2008, as compared to the same period in 2007, due primarily to the commercialization of eight additional PPM markets the third quarter of 2008, a full nine months of currency revenue associated with the Houston-Galveston and Philadelphia markets commercialized in the first half of 2007, and increases related to the radio ratings subscriber base, contract renewals, and price escalations in multiyear customer contracts for our PPM service and diary-based quantitative data license business.
     Cost of Revenue. Cost of revenue increased by 20.0% for the nine months ended September 30, 2008, as compared to the same period in 2007. The increase in cost of revenue was largely attributable to $19.1 million of increased costs related to the PPM service, which were substantially driven by commercialization costs associated with the management and recruitment of the PPM panels for the New York, Nassau-Suffolk, Middlesex-Somerset-Union, Los Angeles, Riverside-San Bernardino, Chicago, San Francisco, and San Jose markets, which were launched in the third quarter of 2008. Increased costs were also incurred during the three months ended September 30, 2008 for those markets scheduled to launch in the fourth quarter of 2008 and the first quarter of 2009, including Atlanta, Dallas-Ft. Worth, Washington, DC., Detroit, and Boston. We expect that our cost of revenue will continue to increase as a result of our efforts to support the continued commercialization of this service over the next two to three years. This increase for the nine months ended September 30, 2008, as compared to the same period of 2007, also includes a $3.4 million increase in costs spent in support of our diary rating business, partially offset by a $1.3 million decrease in PPM International costs.
     Research and Development. Research and development expenses decreased 6.9% during the nine months ended September 30, 2008, as compared to the same period in 2007. The decrease in research and development expenses resulted primarily from a $3.6 million reduction associated with development of the next generation of our client software, a $1.3 million decrease in expenses related to the development of our accounts receivable and contract management system, partially offset by a $1.6 million increase related to applications and infrastructure to support our PPM service and a $0.8 million increase in information technology overhead and labor costs incurred for the nine months ended September 30, 2008, as compared to the same period in 2007.

     Interest Income. Interest income decreased by 66.6% due to a $34.2 million decrease in the average aggregate cash and short-term investment balance for the nine months ended September 30, 2008, as compared to the same period in 2007. See “Liquidity and Capital Resources” for further information regarding our use of cash.
     Interest Expense. Interest expense increased by 432.9% due to the interest incurred on average long-term debt of $51.9 million for the nine months ended September 30, 2008, as compared to no borrowings outstanding for the same period in 2007. The interest expense incurred during the nine months ended September 30, 2007 was primarily related to ongoing credit facility fees and the scheduled amortization of deferred financing costs.
     Income Tax Expense. The effective tax rate from continuing operations increased to 39.0% for the nine months ended September 30, 2008, from 37.9% for the nine months ended September 30, 2007, to reflect the increase in certain non-deductible expenses and the increase in certain state income tax rates.
     Net Income. Net income decreased 7.3% for the nine months ended September 30, 2008, as compared to the same period in 2007, due primarily to our continuing efforts to further build and operate our PPM service panels for markets launched in the third quarter of 2008, including New York, Nassau-Suffolk, Middlesex-Somerset-Union, Los Angeles, Riverside-San Bernardino, Chicago, San Francisco, and San Jose; and those markets scheduled to commercialize in the fourth quarter of 2008 and the first quarter of 2009, including Atlanta, Dallas-Ft. Worth, Washington D.C., Detroit, and Boston. Also, increased interest expense associated with new borrowings and lower interest income from lower cash balances adversely impacted our results of operations for the nine months ended September 30, 2008, as compared to the same period in 2007. These decreases to net income were partially offset by cost reductions associated with research and development. We expect that the year-over-year net income reduction trend that was noted for 2008, as well as the previous two years, will reverse in 2009 as a result of the continued commercialization of our PPM service.
     EBIT and EBITDA. We believe that presenting EBIT and EBITDA, both non-GAAP financial measures, as supplemental information helps investors, analysts, and others, if they so choose, in understanding and evaluating our operating performance in some of the same manners that we do because EBIT and EBITDA exclude certain items that are not directly related to our core operating performance. We reference these non-GAAP financial measures in assessing current performance and making decisions about internal budgets, resource allocation and financial goals. EBIT is calculated by deducting interest income from income from continuing operations and adding back interest expense and income tax expense to income from continuing operations. EBITDA is calculated by deducting interest income from income from continuing operations and adding back interest expense, income tax expense, and depreciation and amortization to income from continuing operations. EBIT and EBITDA should not be considered substitutes either for income from continuing operations, as indicators of our operating performance, or for cash flow, as measures of our liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. EBIT decreased slightly by 1.3% for the nine months ended September 30, 2008, as compared to the same period in 2007, due primarily to our continuing efforts and expenditures to further build our PPM service panels, partially offset by cost reductions related to research and development and lower affiliate share losses incurred due to our termination of the Project Apollo LLC in June 2008. In contrast to the decline in EBIT, EBITDA increased 4.9% because this non-GAAP financial measure excludes depreciation and amortization, which for the nine months ended September 30, 2008, experienced an increasing trend resulting from higher PPM capital expenditures in 2008, as compared to 2007.

Liquidity and Capital Resources
     Working capital was ($39.2) million and ($45.8) million as of September 30, 2008, and December 31, 2007, respectively. Excluding the deferred revenue liability, which does not require a significant additional cash outlay, working capital was $16.6 million and $20.9 million as of September 30, 2008, and December 31, 2007, respectively. Cash and cash equivalents were $8.5 million and $21.1 million as of September 30, 2008, and December 31, 2007, respectively. We expect that our cash position as of September 30, 2008, cash flow generated from operations, and our available revolving credit facility (“Credit Facility”) will be sufficient to support our operations for the foreseeable future.
     Net cash provided by operating activities was $44.4 million and $40.4 million for the nine-month periods ended September 30, 2008, and 2007, respectively. The $4.0 million increase in net cash provided by operating activities was largely attributable to a $5.3 million increase in the change in accrued expenses and other current liabilities, resulting primarily from a $5.4 million fluctuation in accruals for payroll and benefit costs, and also a $4.0 million net increase in depreciation and amortization associated with increased PPM equipment capital expenditures for the nine months ended September 30, 2008, as compared to the same period in 2007. These increases were partially offset by a $3.0 million decrease associated with changes in deferred revenues and a $2.5 million decrease in income from continuing operations caused primarily by the scheduled commercialization of our PPM service in eight markets during the third quarter of 2008. Because PPM-derived surveys deliver more frequently than diary surveys, revenue was recognized sooner for these eight markets than historical diary trends and consequently, the reduction of deferred revenue was greater in 2008 than 2007. The commercialization of the eight markets also required increased costs to further build and operate our PPM service panels and thus adversely impacted our income from continuing operations for the nine months ended September 30, 2008, as compared to the same period in 2007.
     Net cash used in investing activities was $22.2 million for the nine-month period ended September 30, 2008. Net cash provided by investing activities was $2.1 million for the nine-month period ended September 30, 2007. This $24.2 million cash flow fluctuation related to investing activities was driven primarily by $19.5 million of net short-term investment sales made during the nine months ended September 30, 2007. No investment purchases or sales activity occurred during the nine months ended September 30, 2008. Prior to the end of 2007, all of our short-term investments were sold to supplement our cash flow from operations in the completion of our then authorized $100.0 million stock repurchase program. For further information regarding the impact to our consolidated financial statements of our stock repurchase programs, see the discussion of the net financing activities below.
     The change in cash flow associated with investing activities was also impacted by a $7.5 million decrease in cash related to increased capital spending in 2008, primarily related to PPM equipment and PPM-related software purchases paid during the nine months ended September 2008, as compared to the same period in 2007, partially offset by a $2.2 million net cash inflow related to our discontinued operation (i.e., Continental). See Note 3 — Discontinued Operations to the Notes to Consolidated Financial Statements in this Form 10-Q for further information.
     Net cash used in financing activities was $35.9 million and $57.5 million for the nine months ended September 30, 2008, and 2007, respectively. This $21.6 million decrease in net cash used in financing activities was due largely to $58.0 million in net borrowings made under our Credit Facility in 2008, partially offset by a $31.3 million increase in stock repurchases, and a $4.7 million reduction in proceeds received from stock option exercises. No net borrowings or net payments of long-term debt were made during the same period in 2007.
     On December 20, 2006, we entered into an agreement with a consortium of lenders to provide up to $150.0 million of financing to us through a five-year, unsecured revolving credit facility. The agreement contains an expansion feature for us to increase the total financing available under the Credit Facility up to $200.0 million with such increased financing to be provided by one or more existing Credit Facility lending institutions, subject to the approval of the lending banks, and/or in combination with one or more new lending institutions, subject to the approval of the Credit Facility’s administrative agent. Interest on borrowings under the Credit Facility is calculated based on a floating rate for a duration of up to six months as selected by us.

     Our Credit Facility contains financial terms, covenants and operating restrictions that potentially restrict our financial flexibility. Under the terms of the Credit Facility, we are required to maintain certain leverage and coverage ratios and meet other financial conditions. The agreement potentially limits, among other things, our ability to sell assets, incur additional indebtedness, and grant or incur liens on its assets. Under the terms of the Credit Facility, all of our material domestic subsidiaries, if any, guarantee the commitment. Currently, we do not have any material domestic subsidiaries as defined under the terms of the Credit Facility. Although we do not believe that the terms of our Credit Facility limit the operation of our business in any material respect, the terms of the Credit Facility may restrict or prohibit our ability to raise additional debt capital when needed or could prevent us from investing in other growth initiatives. Our outstanding borrowings increased from $12.0 million at December 31, 2007, to $70.0 million at September 30, 2008 to supplement our cash flow from operations in the funding of our outstanding stock repurchase program. We have been in compliance with the terms of the Credit Facility since the agreement’s inception.
     On November 14, 2007, our Board of Directors authorized a program to repurchase up to $200.0 million in shares of our outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of up to two years through November 14, 2009. As of September 30, 2008, 2,247,400 shares of outstanding common stock had been repurchased under this program for $100.0 million.
     Commercialization of our PPM radio ratings service requires and will continue to require a substantial financial investment. We believe our cash generated from operations, as well as access to our existing credit facility, is sufficient to fund such requirements. We currently estimate that annual capital expenditures will be approximately $25.0 million in total, with $20.0 million associated with the commercialization of the PPM ratings service. The amount of capital required for further deployment of our PPM ratings service and the impact on our results of operations will be greatly affected by the speed of the commercialization schedule.
     During the last three years, our efforts to support the commercialization of our PPM ratings service have had a material negative impact on our results of operations. Despite the growth in revenue for the nine months ended September 30, 2008, we anticipate that we will continue to incur additional costs related to initiatives designed to improve our PPM service. We expect that our results of operations for the fourth quarter will be adversely impacted by the incremental costs incurred in building our PPM ratings service panels while also operating the diary-based ratings service in the local markets scheduled for commercialization in the fourth quarter of 2008 and the first quarter of 2009. We currently estimate that based on the current expense rates, the related 2008 legal and governmental expenses could be in the range of $4.0 million to $6.0 million during the fourth quarter of 2008. Restoration of our operating margins following the completion of the PPM transition process in the PPM Markets remains our goal, although there can be no assurance that such restoration will take place.
Seasonality
     We recognize revenue for services over the terms of license agreements as services are delivered, and expenses are recognized as incurred. We currently gather radio-listening data in 302 U.S. local markets, including 292 diary markets and 10 PPM markets. All diary markets are measured at least twice per year (April-May-June for the “Spring Survey” and October-November-December for the “Fall Survey”). In addition, we measure all major diary markets two additional times per year (January-February-March for the “Winter Survey” and July-August-September for the “Summer Survey”). Our revenue is generally higher in the first and third quarters as a result of the delivery of the Fall Survey and Spring Survey, respectively, to all diary markets compared to revenue in the second and fourth quarters, when delivery of the Winter Survey and Summer Survey, respectively, is made only to major diary markets. Although revenue is recognized ratably over the year in both the diary and PPM services, there will be fluctuations in the depth of the seasonality pattern during the periods of transition between the services in each PPM Market.
     Our expenses are generally higher in the second and fourth quarters as the Spring Survey and Fall Survey are being conducted for our diary markets. The transition from the diary service to the PPM service in the PPM Markets will have an impact on the seasonality of costs and expenses. The larger impact on the seasonality pattern is related to the costs and expenses to produce the services. PPM costs and expenses will accelerate six to nine months in advance of the commercialization of each market as the panel is built. These preliminary costs are incremental to the costs associated with our diary-based ratings service and will adversely impact the cost pattern associated with our historical consolidated financial statements.

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
Foreign Currency Exchange Rate Risk
     The Company’s foreign operations are not significant at this time, and, therefore, its exposure to foreign currency risk is not material. If we expand our foreign operations, this exposure to foreign currency rate changes could increase.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman, President and Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the most recently completed fiscal quarter. Based upon that evaluation, the Company’s Chairman, President and Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report.
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company is involved, from time to time, in litigation and proceedings, including with governmental taxing authorities, arising out of the ordinary course of business. Legal costs for services rendered in the course of these proceedings are charged to expense as they are incurred.
     On April 30, 2008, Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund filed a securities class action lawsuit in the United States District Court for the Southern District of New York on behalf of a purported Class of all purchasers of Arbitron common stock between July 19, 2007 and November 26, 2007. The plaintiff asserts that Arbitron, Stephen B. Morris (our Chairman, President and Chief Executive Officer), and Sean R. Creamer (our Executive Vice President, Finance and Planning & Chief Financial Officer) violated federal securities laws. The plaintiff alleges misrepresentations and omissions relating, among other things, to the delay in commercialization of our Portable People Meter (“PPM”) radio ratings service in November 2007, as well as stock sales during the period by company insiders who were not named as defendants and Messrs. Morris and Creamer. The plaintiff seeks class certification, compensatory damages plus interest and attorneys’ fees, among other remedies.
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
     On October 6, 2008, we commenced a civil action in the United States District Court for the Southern District of New York, seeking a declaratory judgment and injunctive relief against the New York Attorney General to prevent any attempt by the New York Attorney General to restrain our publication of our PPM listening estimates. On October 27, 2008, the United States District Court issued an order dismissing this civil action and on October 31, 2008, we filed a notice of appeal of the District Court’s order to the United States Court of Appeals for the Second Circuit.
     On October 9, 2008, the Company and certain of our executive officers received subpoenas from the New York Attorney General regarding, among other things, the commercialization of the PPM radio ratings service in New York and purchases and sales of Arbitron securities by those executive officers.
     On October 10, 2008, we commenced a civil action in the United States District Court for the District of New Jersey, seeking a declaratory judgment and injunctive relief against the New Jersey Attorney General to prevent any attempt by the New Jersey Attorney General to restrain our publication of our PPM listening estimates.
     On October 10, 2008, the State of New York commenced a civil action against the Company in the Supreme Court of New York for New York County alleging false advertising and deceptive business practices in violation of New York consumer protection and civil rights laws relating to the marketing and commercialization in New York of our PPM radio ratings service. The lawsuit seeks civil penalties and an order preventing us from continuing to publish our PPM listening estimates in New York.
     On October 10, 2008, the State of New Jersey commenced a civil action against us in the Superior Court of New Jersey for Middlesex County, alleging violations of New Jersey consumer fraud and civil rights laws relating to the marketing and commercialization in New Jersey of our PPM radio ratings service. The lawsuit seeks civil penalties and an order preventing us from continuing to publish our PPM listening estimates in New Jersey.
     The Company intends to defend itself and its interests vigorously against these allegations.

Item 1A. Risk Factors
     See Item 1A. — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007 for a detailed discussion of risk factors affecting Arbitron. As of September 30, 2008, we updated the following risk factors.
     Significant legal proceedings may adversely affect our results of operations.
     We are party to a number of legal proceedings and governmental entity investigations and other interactions. It is possible that the effect of these unresolved matters or costs and expenses incurred by us in connection with such proceedings or interactions could be material to our consolidated results of operations for an individual reporting period. For a discussion of these unresolved matters, see Part II — Item 1. Legal Proceedings. These matters have resulted in, and may continue to result in, a diversion of our management’s time and attention.
     Loss of our key management or other personnel could adversely impact our business.
     Our success is largely dependent on the skills, experience, and efforts of our senior management and certain other key personnel. If, for any reason, one or more senior executives or key personnel were not to remain active in our company, our results of operations could be adversely affected.
     We are subject to extensive governmental oversight in the jurisdictions in which we conduct our business.
     Federal, state, and local governmental entities have asserted that our operations are subject to increasing oversight by them. Our ratings services have undergone a highly public change to their methodologies of audience rating measurement. In particular, our PPM radio ratings service has been subject to increasing scrutiny by governmental entities relating, among other things, to state consumer protection, business, and advertising statutes and we expect increased governmental oversight relating to this business.
     The governmental oversight environment could have a significant effect on us and our businesses. Among other things, we could be fined, prohibited from engaging in some of our business activities, or subject to limitations or conditions on our business activities. Significant governmental oversight action against us could have material adverse financial effects, cause significant reputational harm, or harm business prospects. New laws or regulations or changes in the enforcement of existing laws or regulations applicable to us may also adversely affect us and our businesses.
     If the national and world-wide financial crisis continues or intensifies it could adversely impact demand for our services.
     Continued market disruptions could cause broader economic downturns, which may lead to lower demand for our services, increased incidence of customers’ inability to pay their accounts, or insolvency of our customers, any of which could adversely affect our results of operations, liquidity, cash flows, and financial condition.
     If the national and world-wide financial crisis intensifies, potential disruptions in the credit markets may adversely affect our business, including the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows, and financial condition.
     If internal funds are not available from our operations we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets, as have been experienced during 2008, could adversely affect our ability to draw on our bank revolving credit facility. Our access to funds under that credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from Arbitron and other borrowers within a short period of time.

     Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures, and reducing or eliminating future share repurchases, dividend payments or other discretionary uses of cash.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On November 14, 2007, our Board of Directors authorized a program to repurchase up to $200.0 million in shares of our outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of up to two years through November 14, 2009. The following table outlines the stock repurchase activity during the three months ended September 30, 2008.

			Total Number	Maximum Dollar Value
			of Shares Purchased	of Shares That May
	Total Number of	Average Price	as Part of	Yet Be Purchased
	Shares	Paid	Publicly	Under the
Period	Purchased	Per Share	Announced Program	Program
July 1-31	588,400	$45.94	588,400	$113,236,843
August 1-31	112,500	45.80	112,500	108,084,493
September 1-30	174,600	46.29	174,600	100,001,436

Total	875,500	$45.99	875,500	$100,001,436

ITEM 6. EXHIBITS

Exhibit No.	Description

Exhibit 10.1	Arbitron Inc. 2008 Equity Compensation Plan

Exhibit 10.2	Amended and Restated Arbitron Inc. Employee Stock Purchase Plan

Exhibit 10.3	Form of Executive Retention Agreement

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBITRON INC.
By:	/s/ SEAN R. CREAMER
Sean R. Creamer
Executive Vice President of Finance and Planning and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal financial and principal accounting officer)
Date: November 4, 2008