Form 10-K
period 2008-12-31
ARBITRON INC
filed 2009-03-02
CIK 109758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number: 1-1969
Arbitron Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-0278528
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9705 Patuxent Woods Drive
Columbia, Maryland 21046
(Address of principal executive offices) (zip code)

(410) 312-8000
(Registrant’s telephone number, including area code)

  Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Registered	Name of Each Exchange on Which Registered
Common Stock, par value $0.50 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the registrant’s common stock as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter (based upon the closing sale price of Arbitron’s common stock as reported by the New York Stock Exchange on that date), held by nonaffiliates, was approximately $1,271,611,243.

Common stock, par value $0.50 per share, outstanding as of February 23, 2009: 26,433,016 shares

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2009 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2008.

		Page No.

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	92
ITEM 11.	EXECUTIVE COMPENSATION	93
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	93
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	93
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	92

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	92
SIGNATURES		97
Exhibit 3.5
EX-10.12
Exhibit 10.13
Exhibit 10.25
EX-21
EX-23
EX-24
EX-31.1
EX-31.2
EX-32.1

Arbitron owns or has the rights to various trademarks, trade names or service marks used in its radio audience measurement business and subsidiaries, including the following: the Arbitron name and logo, Arbitrendssm, RetailDirect®, RADAR®, TAPSCANtm, TAPSCAN WORLDWIDEtm, LocalMotion®, Maximi$er®, Maximi$er® Plus, Arbitron PD Advantage®, SmartPlus®, Arbitron Portable People Metertm, PPMtm, Arbitron PPMtm, Marketing Resources Plus®, MRPsm, PrintPlus®, MapMAKER Directsm, Media ProfessionalSM, Media Professional Plussm, QUALITAPsm, and Schedule-Itsm.

The trademarks Windows® and Media Rating Council® referred to in this Annual Report on Form 10-K are the registered trademarks of others.

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto in this Annual Report on Form 10-K.

In this report, Arbitron Inc. and its subsidiaries may be referred to as “Arbitron,” or the “Company,” or “we,” or “us,” or “our.”

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “intends,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology, are forward-looking statements based on current expectations about future events, which we have derived from information currently available to us. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied by such forward-looking statements. These risks and uncertainties include, in no particular order, whether we will be able to:

•	absorb costs related to legal proceedings and governmental entity interactions and avoid related fines, limitations, or conditions on our business activities;

•	successfully commercialize our Portable People Metertm service;

•	successfully manage the impact on our business of the current economic downturn generally, and in the advertising market, in particular, including, without limitation, the insolvency of any of our customers or the impact of such downturn on our customers’ ability to fulfill their payment obligations to us;

•	successfully maintain and promote industry usage of our services, a critical mass of broadcaster encoding, and the proper understanding of our audience measurement services and methodology in light of governmental regulation, legislation, litigation, activism, or adverse public relations efforts;

•	compete with companies that may have financial, marketing, sales, technical, or other advantages over us;

•	successfully design, recruit and maintain PPM panels that appropriately balance research quality, panel size, and operational cost;

•	successfully develop, implement, and fund initiatives designed to increase sample sizes;

•	complete the Media Rating Council, Inc. (“MRC”) audits of our local market PPM ratings services in a timely manner and successfully obtain and/or maintain MRC accreditation for our audience measurement business;

•	renew contracts with key customers;

•	successfully execute our business strategies, including entering into potential acquisition, joint-venture or other material third-party agreements;

•	effectively manage the impact, if any, of any further ownership shifts in the radio and advertising agency industries;

•	effectively respond to rapidly changing technological needs of our customer base, including creating new proprietary software systems, such as software systems to support our cell phone-only sampling plans, and new customer services that meet these needs in a timely manner;

•	successfully manage the impact on costs of data collection due to lower respondent cooperation in surveys, consumer trends including a trend toward increasing incidence of cell phone-only households, privacy concerns, technology changes, and/or government regulations; and

•	successfully develop and implement technology solutions to encode and/or measure new forms of media content and delivery, and advertising in an increasingly competitive environment.

There are a number of additional important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, the factors set forth in “Item 1A. — Risk Factors” in this report, and other factors noted in Management’s Discussion and Analysis of Financial Condition and Results of Operations, particularly those noted under “Critical Accounting Policies and Estimates,” and elsewhere, and any subsequent periodic or current reports filed by us with the Securities and Exchange Commission.

In addition, any forward-looking statements represent our expectations only as of the day we first filed this annual report with the Securities and Exchange Commission and should not be relied upon as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

PART I

ITEM 1.	BUSINESS

Arbitron Inc., a Delaware corporation, was formerly known as Ceridian Corporation (“Ceridian”). Ceridian was formed in 1957, though its predecessors began operating in 1912. We commenced our audience research business in 1949. Our principal executive offices are located at 9705 Patuxent Woods Drive, Columbia, Maryland 21046 and our telephone number is (410) 312-8000.

Overview

We are a leading media and marketing information services firm primarily serving radio, cable television, advertising agencies, advertisers, retailers, out-of-home media, online media and, through our Scarborough Research joint venture with The Nielsen Company (“Nielsen”), broadcast television and print media. We currently provide four main services:

•	measuring and estimating radio audiences in local markets in the United States;

•	measuring and estimating radio audiences of network radio programs and commercials;

•	providing software used for accessing and analyzing our media audience and marketing information data; and

•	providing consumer, shopping, and media usage information services.

We provide radio audience estimates and related services in the United States to radio stations, advertising agencies, and advertisers. We estimate the size and demographics of the audiences of radio stations in local markets in the United States and report these estimates and certain related data as ratings to our customers. Our customers use the information we provide for executing advertising transactions in the radio industry. Radio stations use our data to price and sell advertising time, and advertising agencies and advertisers use our data in purchasing advertising time. Our Radio All Dimension Audience Research (“RADAR”) service estimates national radio audiences and the size and composition of audiences of network radio programs and commercials.

We also provide software applications that allow our customers to access our databases and enable our customers to more effectively analyze and understand that information for sales, management, and programming purposes. Some of our software applications also allow our customers to access data owned by third parties, provided the customers have a separate license to use such third-party data.

In addition to our core radio ratings services, we provide qualitative measures of consumer demographics, retail behavior, and media consumption in local markets throughout the United States. We provide custom research services to companies that are seeking to demonstrate the value of their advertising propositions. We also seek to market our quantitative and qualitative audience and consumer information to customers outside of our traditional base, such as the advertising sales organizations of local cable television companies, national cable television networks and out-of-home media sales organizations.

We have developed an electronic Portable People Meter (“PPM”) system of audience measurement for commercialization in the United States and have licensed our PPM technology to a number of international media information services companies to use in their media audience measurement services in specific countries outside of the United States. See “Item 1. Business — Portable People Meter Service” below.

Our quantitative radio audience ratings services and related software have historically accounted for a substantial majority of our revenue. The radio audience ratings service represented 81 percent, 79 percent, and 79 percent of our total revenue in 2008, 2007, and 2006, respectively. The related software revenues represented nine percent of our total revenue in each of 2008, 2007, and 2006. Our revenue from continuing operations from domestic sources and international sources was approximately 99 percent and one percent of our total revenue, respectively, for each of the years ended December 31, 2008, 2007 and 2006. Additional information regarding revenues by service and by geographical area is provided in Note 19 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Corporate Strategy

Our leading strategic objectives include growing our radio audience measurement business and expanding our information services to a broader range of media, including broadcast television, cable, out-of-home media, satellite radio and television, Internet broadcasts and mobile media. Key elements of our strategy to pursue these objectives include:

•	Improving customer relations. We intend to continue to invest in quality improvements in our radio audience measurement services and engage with our customers, listen to and understand their needs and requirements and provide solutions that are competitive on price, quality and value.

•	Diversifying revenues. We believe that growth opportunities exist in adjacent markets and intend to seek to expand our customer base by developing and marketing new information services designed to assist customers in implementing marketing strategies.

•	Building on our experience in the radio audience measurement industry and our PPM technology to expand into information services for other types of media and/or multimedia. In some cases, we may enter into agreements with third parties to assist with the marketing, technical and financial aspects of expanding into measurement services for other types of media and/or multimedia.

•	Developing and commercializing the next-generation data collection and processing techniques. Our businesses require sophisticated data collection and processing systems, software and other technology. The collection of our survey participant information in our diary-based radio ratings service is dependent on individuals keeping track of their listening, viewing and reading activities in diaries. The technology underlying the media measurement industry is undergoing rapid change, and we will need to continue to attempt to develop our data collection, processing and software systems to accommodate these changes. The development of our PPM service is in response to a growing demand for higher quality, and more efficient and timely methods for measuring and reporting audiences.

•	Addressing scale issues. We compete against many companies that are larger and have greater capital and other resources. We will seek to explore strategic opportunities to expand our business and better enable us to compete with such companies.

•	Expanding our international PPM business. We continue to explore opportunities to license our PPM technology into selected international regions, such as Europe and the Asia/Pacific regions. We believe there is an international demand for quality audience information from global advertisers and media.

Industry Background and Markets

Since 1965, we have delivered to the radio industry actionable and timely radio audience information collected from a representative sample of radio listeners. The presence of independent audience estimates in the radio industry has helped radio stations to price and sell advertising time, and advertising agencies and advertisers to purchase advertising time. The Arbitron ratings have also become a valuable tool for use in radio programming, distribution, and scheduling decisions.

Shifts in radio station ownership in the United States, among other factors, has led to a greater diversity of programming formats. As audiences have become more fragmented, advertisers have increasingly sought to tailor their advertising strategies to target specific demographic groups through specific media. The audience information needs of radio broadcasters, advertising agencies and advertisers have correspondingly become more complex. Increased competition, including from nontraditional media, and more complex informational requirements have heightened the desire of radio broadcasters for more frequent and timely data delivery, improved information management systems, larger sample sizes, and more sophisticated means to analyze this information. In addition, there is a demand for high-quality radio and television audience information internationally from the increasing number of commercial, noncommercial, and public broadcasters in other countries.

As the importance of reaching niche audiences with targeted marketing strategies increases, broadcasters, publishers, advertising agencies, and advertisers increasingly require that information regarding exposure to advertising is provided on a more granular basis and that this information is coupled with more detailed information regarding lifestyles and purchasing behavior. We believe the need to integrate purchase data information with advertising exposure information may create future opportunities for innovative approaches to satisfy these information needs.

Radio Audience Measurement Services

Diary Service

Collection of Listener Data Through Diary Methodology.  We use listener diaries to gather radio listening data from a random sample group of persons aged 12 and over in households in the 288 United States local markets in which we currently provide Diary-based radio ratings. Participants in Arbitron surveys are currently selected at random by landline telephone number. When participants in our Diary survey (whom we refer to as “diarykeepers”) agree to take part in a survey, we mail them a small, pocket-sized diary and ask them to record their listening in the diary over the course of a seven-day period. We ask diarykeepers to report in their diary the station(s) to which they listened, when they listened and where they listened, such as home, car, work, or other place. Although survey periods are 12 weeks long, no participant keeps a diary for more than seven days. Each diarykeeper receives a diary, instructions for filling it out and a small cash incentive. The incentive varies according to markets, and the range is generally $1.00 to $6.00 for each diarykeeper in the household and up to $10.00 additional per person in certain incentive programs for returned diaries. In addition to the cash incentives included with the diaries, further cash incentives are used at other points in the survey process along with other communications such as follow-up letters and phone calls to maximize response rates. Diarykeepers mail the diaries to our operations center, where we conduct a series of quality control checks, enter the information into our database, and produce periodic audience listening estimates. We currently receive and process more than 1.2 million diaries every year to produce our audience listening estimates. We measure each of our local markets at least twice each year, and major markets four times per year.

Diary Service Quality Improvement Initiatives.  Throughout 2008, we invested in Diary service quality enhancements. As part of our continuous improvement program, we intend to continue to invest in Diary service quality enhancements in 2009. Set forth below is a description of several of the significant Diary service quality initiatives we made in 2008. As the needs of our customers and the service continue to evolve, we may choose to focus on different areas for improvement during 2009 and beyond.

One of the challenges in estimating radio audiences is to ensure that the composition of survey respondents is sufficiently representative of the market being measured. We strive to achieve representative samples. A measure often used by clients to assess sample quality in our ratings is proportionality, which refers to how well the distribution of the sample for any individual survey matches the distribution of the population in the local market. For example, if eight percent of the population in a given market is comprised of women aged 18 to 34, ideally eight percent of the diarykeepers in our sample are women aged 18 to 34. Therefore, each survey respondent’s listening should statistically represent not only the survey respondent’s personal listening but also the listening of the demographic segment in the overall market. In striving to achieve representative samples, we provide enhanced incentives and enhanced support to certain demographic segments that our experience has shown may be less likely to respond to encourage their participation. Households identified as having at least one member who is Hispanic receive bilingual materials. We also use bilingual (Spanish-English) interviewers for households where Spanish is the preferred language.

In the first quarter of 2008, we upgraded our diary-processing capabilities with a new state-of-the-art facility that combines several business processes under one roof. We designed the new building, layout, and equipment to increase productivity, efficiency, and accuracy for diary processing, which will allow us to implement future planned diary sample improvement initiatives more quickly.

Beginning with the Winter 2008 Diary survey, we implemented an enhanced sex/age enumeration initiative. In this initiative, we ask the sex and age of each household member during placement calls. We then use this information in determining whether the household should receive enhanced “Young Male” premiums and other differential survey treatments applicable to households that contain one or more males 18-34 years old. Households that decline to provide the requested sex/age information during the calls are asked whether the household contains a male within specified age ranges. We continue to use sex/age information recorded by diarykeepers in returned diaries to assign the diaries to appropriate demographic groups.

Beginning with the Spring 2008 Diary survey, we expanded our young male promised incentive survey treatment. Under this initiative, we offer an additional premium to households with young male respondents, aged 18-34, for each returned diary. We now offer this survey treatment to noncontinuously measured markets in which the male 18-34 proportionality index is less than 60, averaged across the two most recent surveys, initially a total of 117 markets. We also began offering a second chance to participate in our surveys to households in which respondents initially agreed to participate, but failed to return any diaries for the week selected. The “second chance” survey week occurs approximately six weeks after the week in which the household originally consented to participate. We offered this second chance in 94 markets during 2008. All continuously measured Metro markets are eligible for the second chance diary treatment. In 2009, we are considering the implementation of a second chance to consent where households that initially decline to participate and households where we reach only an answering machine or voicemail will be mailed a card with a small cash premium and contacted again two weeks later.

Beginning with the Spring 2008 Diary survey, we also modified our High-Density Hispanic Area (“HDHA”) criteria. When a market qualifies for differential survey treatment, we then evaluate it for High-Density Area (“HDA”) sampling. Use of HDA sampling allows us to focus on areas where the desired demographic is statistically most likely to reside, which we employ as a means designed to promote better sampling and achievement of better In-Tab proportionality in our overall sample. With the significant increase in Hispanic population in recent years, we determined during 2008 to update our criteria for a county to be eligible for HDHA sampling. Counties are now eligible to include a High Density Hispanic Area definition when the county meets both of the following criteria: (i) the county contains at least one zip code whose population is at least 40 percent Hispanic (up from the 25 percent criterion in previous surveys); and (ii) the proposed ethnically split portions of the county (HDHA and balance) must have sufficient population, as a proportion of the total Metro, to appropriately be allocated an In-Tab target of at least 21 diaries. Under our methodology, we will retain an HDHA for as long as the target for each portion of the county is at least 18 diaries.

Beginning with the Fall 2008 Diary survey, we enhanced post-placement premiums for households that agree to participate in our surveys in which at least one household member is Hispanic in applicable markets without an HDHA, and for households in which at least one household member is Black in applicable markets without a High Density Black Area. We also extended our young male promised incentive survey treatment to additional markets.

We use a measure known as Designated Delivery Index (“DDI”) to measure our performance in delivering sample targets based on how many persons in the sample represent a particular demographic. We define DDI as the actual sample size achieved for a given demographic indexed against the target sample size for that demographic (multiplied by 100). Beginning with the Fall 2008 survey, we established a sample benchmark for persons aged 18-54 in all Diary markets equal to a DDI of 80. Should the actual persons 18-54 DDI fall below this benchmark in a given market’s survey, we will attempt to bring the sample performance above that benchmark in that market in subsequent surveys.

In recent years, our ability to deliver good sample proportionality in our surveys among younger demographic groups has deteriorated, caused in part by the trend among some households to disconnect their landline phones, effectively removing these households from the Arbitron sample frame. In December 2008, we announced plans to accelerate the introduction of cell phone-only sampling in Diary markets. Beginning with the Spring 2009 survey, we intend to add cell phone-only households to the Diary sample in 151 Diary markets using a hybrid methodology of address-based recruitment for cell phone-only households, while using random digit dialing (“RDD”) recruitment for landline households. Beginning with the Fall 2009 survey, we intend to expand cell phone-only sampling to all Diary markets (except Puerto Rico). The acceleration of cell phone-only sampling to 151 markets in the spring assumes that we will be able to complete the development of software necessary to support the rollout as scheduled. If we are not able to develop the software as expected, the planned acceleration of cell phone-only sampling could be delayed. In an effort to better target our premium expenditures to key buying demographics of the users of our estimates, beginning with the Spring 2009 Diary survey, we intend to reduce the premium for households where all members are aged 55 or older and redirect those premiums to households containing persons aged 18-34.

In addition to sample proportionality, response rates are an important measure of our effectiveness in obtaining consent from persons to participate in our surveys. It has become increasingly difficult and more costly for us to obtain consent from persons to participate in our surveys. We must achieve a level of both sample proportionality and response rates sufficient to maintain confidence in our ratings, the support of the industry and accreditation by the MRC. Response rates are one quality measure of survey performance among many and an important factor impacting costs associated with data collection. Overall response rates have declined over the past several years. If response rates continue to decline further or if recruitment costs significantly increase, our radio audience measurement business could be adversely affected. We believe that additional expenditures will be required in the future with respect to response rates and sample proportionality. We continue to research and test new measures to address these sample quality challenges.

Portable People Meter Service

Since 1992, we have pursued a strategy of evolving our audience ratings business from diaries, which are completed by hand and returned by mail from survey participants, to portable electronic measurement devices, which passively collect information regarding survey participants’ exposure to encoded media without additional manual effort by the survey participants beyond carrying the meter. We have pursued this strategy in an effort to improve quality by taking advantage of new technological capabilities and to address the vast proliferation of media delivery vehicles, both inside and outside of the home.

We have developed our proprietary PPM technology, which is capable of collecting data regarding panelists’ exposure to encoded media for programming and advertising purposes across multiple media including, among others, broadcast and satellite radio, broadcast, cable and satellite television, Internet, and retail in-store audio and video broadcasts. The PPM meter is a small cell phone-sized device that a panel of survey participants carries throughout the day. The PPM meter automatically detects proprietary codes that are inaudible to the human ear, which broadcasters embed in the audio portion of their programming using technology and encoders we license to the broadcaster at no cost. We refer to the embedding of our proprietary codes into the audio portion of broadcasters’ programming as “encoding” the broadcast. These proprietary codes identify the encoded media to which a survey participant is exposed throughout the day without the survey participant having to engage in any recall-based manual recording activities. At the end of each day, the survey participant places the PPM device into a base station that recharges the device and sends the collected codes to Arbitron for tabulation for use in creating audience estimates.

We believe there are many advantages to our PPM technology. It is simple and easy for respondents to use. It requires no button pushing, recall, or other effort by the survey participant to identify and write down media outlets to which they are exposed. The PPM technology can passively detect exposure to encoded media by identifying each source using our unique identification codes. We believe the PPM service can help support the media industry’s increased focus on providing accountability for the investments made by advertisers. It helps to shorten the time period between when advertising runs and when audience delivery is reported, and can be utilized to provide multimedia measurement from the same survey participant. The PPM technology also produces high-quality motion and compliance data, which we believe is an additional advantage that makes the PPM data more accountable to advertisers than various recall-based data collection methods. The PPM technology can produce more granular data than the diary, including minute by minute exposure data, which we believe can be of particular value to radio programmers. Because our PPM service panels have larger weekly and monthly samples than our Diary service, the audience estimates exhibit more stable listening trends between survey reports. Also, our PPM technology can be leveraged to measure new digital platforms, time-shifted broadcasts (such as media recorded for later consumption using a DVR or similar technology), and broadcasts in retail, sports, music, and other venues.

The PPM technology could potentially be used to measure audiences of out-of-home media, print, commercials, and entertainment audio, including movies and video games. The new Audience Reaction service offered by Media Monitors, LLC (“Media Monitors”) allows Media Monitors to combine our PPM data with its airplay information to provide a service designed to help radio programmers who also license our data hear what audio was broadcast while observing changes in the audience estimates.

Domestic.  We currently utilize our PPM radio ratings service to produce audience estimates in 14 United States local radio markets. We commercialized the PPM ratings service in the Houston — Galveston and Philadelphia local markets during 2007. We commercialized the PPM ratings service in the New York, Nassau — Suffolk (Long Island), Middlesex — Somerset — Union, Los Angeles, Riverside — San Bernardino, Chicago, San Francisco, and San Jose local markets on October 6, 2008, and in the Atlanta, Dallas — Ft. Worth, Detroit, and Washington, DC local markets on December 31, 2008. We currently intend to commercialize the PPM service in another 19 local markets during 2009.

We are in the process of executing our previously announced plan to commercialize progressively our PPM ratings service in the largest United States radio markets, which we currently anticipate will result in commercialization of the service in 49 local markets by December 2010 (the “PPM Markets”). We may continue to update the timing of commercialization and the composition of the PPM Markets from time to time. On November 4, 2008, we announced an adjustment to our PPM commercialization schedule. Information regarding the affected PPM Markets is set forth below. We have rebalanced our PPM commercialization schedule in order to create financial and operational efficiencies.

	Current Schedule			Prior Schedule			Final Diary Survey
Scheduled
				Initial			Final		Scheduled
	Initial PPM	Period	Release	PPM	Period	Release	Diary	Period	Release
Local Market	Report	Covered	Date	Report	Covered	Date	Survey	Covered	Date
Kansas City; San Antonio; Salt Lake City-Ogden-Provo; Las Vegas	December 2009	November 12 - December 9	December 2009	March 2010	March 4 - March 31	April 2010	Summer 2009	June 25 - September 16	October 2009
Milwaukee-Racine; Charlotte-Gastonia-Rock Hill; Columbus, OH; Providence-Warwick; Pawtucket; Orlando	September 2010	August 19 - September 15	October 2010	June 2010	May 27 - June 23	July 2010	Spring 2010	April 1 - June 23	July 2010

Media Rating Council Accreditation

The Media Rating Council, Inc. (the “MRC”) is a voluntary, nonprofit organization, comprised of broadcasters, advertisers, advertising agencies, and other users of media research that reviews and accredits audience ratings services. The MRC accreditation process is voluntary and there is no legal or compulsory requirement that a rating service seek accreditation or submit to an MRC audit. The MRC lends its “seal of approval” to ratings services that demonstrate compliance with the MRC’s standards of media rating research. MRC accreditation is not a legal or regulatory prerequisite to commercialization of any of our audience ratings services.

Although accreditation is not required, we currently are pursuing MRC accreditation for several of our audience ratings services. We intend to use commercially reasonable efforts in good faith to pursue MRC accreditation of our PPM radio ratings service in each PPM Market where we intend to commercialize the service. We have complied with and currently intend to continue to comply with the MRC Voluntary Code of Conduct (“VCOC”) in each PPM Market prior to commercializing our PPM radio ratings service in that market. The VCOC requires, at a minimum, that we complete an MRC audit of the local market PPM service, share the results of that audit with the MRC PPM audit subcommittee, and disclose “pre-currency” impact data prior to commercializing the PPM radio ratings service in that local market.

Local Markets First Considered for Accreditation During 2006 and 2007.  As previously disclosed, the MRC completed initial audits of the Houston — Galveston, Philadelphia, New York, Nassau — Suffolk (Long Island), and Middlesex — Somerset — Union (collectively, the “2007 Markets”) local market PPM methodology and execution in late 2006 in the case of Houston — Galveston, and in the first half of 2007 in the case of the remaining 2007 Markets. In January 2007, the MRC accredited the average-quarter-hour, time-period radio ratings data produced by the PPM ratings service in the Houston-Galveston local market. For more information regarding MRC accreditation, see “Item 1. Business — Governmental Regulation.” In June 2007, the MRC also accredited the average-quarter-hour, time-period television ratings data produced by the PPM ratings service in the Houston-Galveston local market. Because we are not currently producing television viewing estimates, we have applied to the MRC for temporary hiatus status for our Houston-Galveston television ratings service and the accreditation status of the television estimates is currently not active.

Based on initial audits completed during 2007, and our replies to the MRC’s follow-up queries, the MRC denied accreditation of the PPM ratings services in the remaining 2007 Markets during January 2008. During 2008, the MRC reaudited the Philadelphia, New York, Nassau — Suffolk (Long Island), and Middlesex — Somerset — Union local market PPM methodology and execution. The results of those reaudits, together with additional information provided by Arbitron, were shared with the MRC PPM audit subcommittee in late 2008. As of the date of this Annual Report on Form 10-K, the denial status remains in place, and the PPM services in the Philadelphia, New York, Nassau — Suffolk (Long Island), and Middlesex — Somerset — Union local markets remain unaccredited. Among other things, the MRC identified response rates, compliance rates, and differential compliance rates as concerns it had with the PPM service in these local markets.

Local Markets First Considered for Accreditation During 2008.  During 2008, the MRC completed initial audits of the Los Angeles, Riverside — San Bernardino, Chicago, San Francisco, San Jose, Atlanta, Dallas — Ft. Worth, Detroit, and Washington, DC (collectively, the “2008 Markets”) local market PPM methodology and execution, and the results of each of those audits were shared with the MRC PPM audit subcommittee, together with additional information provided by Arbitron in late 2008. On January 9, 2009, we announced that the MRC had accredited the average-quarter-hour, time-period radio ratings data produced by the PPM ratings service in the Riverside — San Bernardino local market. With respect to the PPM service in the remaining 2008 Markets, the MRC has taken no formal action on the initial applications for accreditation and therefore, the services are not currently accredited by the MRC.

In November 2007, we announced our decision to delay the commercialization of the PPM ratings service in nine local markets in order to address feedback regarding the PPM service we had received from our customers, the MRC, and certain other constituencies. We believe during the course of the delay, we enhanced our PPM service and during 2008, we commercialized each of the markets that we had delayed. To date, more than 15 radio broadcasting groups, including Clear Channel Communications, Inc. (“Clear Channel”), our largest customer, CBS Radio, Inc., Citadel Broadcasting Corporation, Entercom Communications Corporation, Cox Radio, Inc., Radio One, Inc. and Cumulus Media Inc. (“Cumulus”), have signed long-term contracts to use the PPM service as and when we commercialize it in the PPM Markets. We believe these broadcasters, together with other broadcasters under contract to receive PPM ratings, accounted for the substantial majority of the total radio advertising dollars in the PPM Markets in 2008. We have also signed contracts with a number of national and regional advertising agencies to use the PPM service as and when we commercialize in the PPM Markets. We believe these agencies also accounted for the substantial majority of the national advertising dollars spent on radio advertising in the PPM Markets in 2008.

Although additional milestones remain and there is the possibility that the pace of commercialization of the PPM ratings service could be slowed further, we believe that the PPM ratings service is both a viable replacement for our Diary-based ratings service and a significant enhancement to our audience estimates in major radio markets, and is an important component of our anticipated future growth. If the pace of the commercialization of our PPM ratings service is slowed further, revenue increases that we expect to receive related to the service will also be delayed.

Commercialization of our PPM radio ratings service requires and will continue to require a substantial financial investment. We believe our cash generated from operations, as well as access to our existing credit facility, is sufficient to fund such requirements. We currently estimate that the 2009 annual capital expenditures associated with the PPM ratings service commercialization for audience ratings measurement will be approximately $25.0 million. As we have anticipated, our efforts to support the commercialization of our PPM ratings service have had a material negative impact on our results of operations. The amount of capital required for deployment of our PPM ratings service and the impact on our results of operations will be greatly affected by the speed of the commercialization.

Collection of Listener Data Through PPM Methodology.  In our PPM service, we gather data regarding exposure to encoded audio material through the use of our PPM meters. We randomly recruit a sample panel of households to participate in the service (all persons aged six and older in the household). The household members are asked to participate in the panel for a period of up to two years, carrying their meters “from rise to retire” each day. Panelists earn points based on their compliance with the task of carrying the meter. Longer carry time results in greater points, which are the basis for monthly cash incentives. Demographic subgroups that our experience indicates may be less likely to comply, such as younger adults, are offered higher premiums based on their compliance. We consider the amount of the cash incentive that we pay to the PPM panelists to be proprietary information.

The PPM meter collects the codes and adds a date/time stamp to each listening occasion. At the end of each day, panelists place their meters in a docking station and the information is downloaded to Arbitron for processing, tabulation, and analysis in producing our listening estimates. We issue a ratings report for 13 unique four-week measurement periods per year. We issue weekly reports to station subscribers for programming information. Users access the ratings estimates through an Internet-based software system.

PPM Service Quality Improvement Initiatives.  As we have commercialized the PPM service in the PPM Markets, we have experienced and expect to continue to experience challenges in the operation of the PPM service similar to those we face in the Diary-based service, including several of the challenges related to sample proportionality and response rates mentioned above. We expect to continue to implement additional measures to address these challenges, which will likely require expenditures that may in the aggregate be material. We refer to our ongoing efforts to improve our radio ratings services as our “continuous improvement” initiatives. For example, in December 2007, we announced a “sample size guarantee” that would provide a partial rebate to our customers for PPM radio ratings in any PPM Market for a measurement period in which our actual percentage of the installed panel that provides useable data (the “average daily In-Tab”) among persons aged 18-54 falls below 80 percent of our published average daily In-Tab target for that market. To date, our delivered average daily In-Tab has not fallen below the target and we have not provided any rebates under the “sample size guarantee.”

Beginning in October 2007, we began offering weekly performance bonuses to all panelists in households with at least one person aged 18-24 if specified compliance criteria were met. Beginning in February 2008, we increased this incentive and we also modified our alternate sample pool methodology. Under the revised procedure, we interview potential alternate households at random, and the households remain eligible for selection should a specific need emerge later in a panel for which the households’ demographic characteristics match.

Beginning in April 2008, we began utilizing revised panelist communications, began informing all panelists of the availability of travel chargers, and initiated a telephone service offering wake-up calls, other reminder calls, and local weather updates to all panelists in households with at least one person aged 18-34 in the Houston-Galveston, New York, and Philadelphia local markets as an additional incentive for participation.

Beginning in August 2008, we enhanced our incentive program to encourage participation among those persons who initially refused to participate. Beginning in September 2008, we began offering decals to households with at least one panelist aged 6-14 as a way for panelists to personalize their meters.

On February 1, 2008, we announced a series of four sample quality benchmarks that we intend to pursue with our PPM services to enhance users’ confidence in PPM ratings as a widely accepted method for setting advertising rates, which we refer to as “currency.” Benchmarks do not represent goals or targets for performance, rather these benchmarks represent the level of sample performance for a given demographic group below which we intend to take corrective action to improve the sample performance. Specifically, these benchmarks concern total sample size, sample size for persons aged 18 to 34, average daily In-Tab, and response rates. Currently, we have at least 30 initiatives in the testing or implementation stage for the PPM service that are designed to improve either response, compliance or both. Many of the initiatives we implemented during 2008 assisted us in meeting or exceeding our stated benchmarks and served to establish the more aggressive benchmarks currently in place.

In July 2008, we announced that the 80 percent sample size guarantee will now be applicable beginning with the first month of PPM currency in each local market and that, beginning on the first anniversary of PPM currency in each local market, the threshold for application of the sample size guarantee will increase to 90 percent of our published 18-54 average daily In-Tab target for that local market, based on a 13-report rolling average. We also announced a new PPM sample size program designed to deliver a larger sample target for persons aged 12 and over. We plan to implement the increase in the persons aged 12 and over sample target in phases, beginning in 2009.

A program of “front-loaded treatment” initiatives, which focus on improving compliance and reducing turnover during the critical initial month of panelist participation, was tested in the PPM research test panel in 2008. We expect to implement components of this program in all PPM Markets and the full program in the lowest response markets in 2009. In 2009, we intend to launch in-person coaching initiatives in the top ten markets for those Black and Hispanic panelists 18-34, who show initial poor compliance. We have designed these initiatives in an attempt to reduce respondent turnover and improve compliance among these demographic groups.

We currently dial cell phone-only households for PPM Markets using a manually-dialed telephone-based sample frame approach. However, we expect to implement a hybrid method of using address-based recruitment for cell phone-only households together with random digit dialing (“RDD”) recruitment for landline households in 2009.

In connection with our interactions with several governmental entities, we have announced a series of commitments concerning our PPM radio ratings services to be implemented by us over the next several years and, which we believe are consistent with our ongoing efforts to obtain and maintain MRC accreditation and our continuous improvement initiatives described above. Among other things, we have agreed to increase incrementally and to certain levels our use of address based recruitment efforts to 15 percent of all recruitment efforts no later than July 2010 in the New York local market and no later than the end of 2010 in certain other markets. On January 22, 2009, we announced a plan to increase our sample target for cell phone-only households in all PPM markets to 12.5 percent by the end of 2009 and to 15 percent by the end of 2010, which we anticipate may help to increase young adult proportionality. In the New York local market only, we have agreed to increase our sample target for cell phone-only households to 15 percent by no later than July 2010. During 2009 we have announced plans to implement similar initiatives in all PPM Markets. For more information regarding our interactions and agreements with such governmental entities see “Item 3. — Legal Proceedings.”

We continue to operate in a highly challenging business environment in the markets and industries we serve. Our future performance will be impacted by our ability to address a variety of challenges and opportunities in these markets and industries, including our ability to continue to maintain and improve the quality of our PPM service, and manage increased costs for data collection, arising among other ways, from increased numbers of cell phone-only households, which are more expensive to recruit than households with landline phones. We will also seek to pursue MRC accreditation in all of our PPM Markets, and develop and implement effective and efficient technological solutions to measure multimedia and advertising.

International.  We have entered into arrangements with media information services companies pursuant to which those companies use our PPM technology in their audience measurement services in specific countries outside of the United States. We currently have arrangements with Taylor Nelson Sofres, which has been acquired by WPP Group plc, a global communications services group. Generally, under these arrangements we sell PPM hardware and equipment to the company for use in its media measurement services and collect a royalty once the service is deemed commercial. Our PPM technology is currently being used for media measurement in seven countries, including four that have adopted PPM technology for measuring both television and radio.

Our PPM technology was first used in a commercial audience measurement panel in Belgium and has been used to track television and radio there since 2003. In 2006, Norway adopted a service using PPM technology to produce radio currency ratings and Kazakhstan adopted a service using PPM technology to produce television currency ratings. In 2007, both television and radio currency ratings were produced in Iceland using PPM equipment. In 2008, the radio industry in Denmark began using PPM equipment under a five-year contract to produce radio currency ratings. Also in 2008, the PPM encoding technology was introduced into Danish television for commercial services to identify programming sources for set-top measurement systems. This encoding technology has been similarly deployed in Singapore since 2001.

Our PPM technology has been used for television currency ratings in Montreal and Quebec, Canada, since 2004. In the fourth quarter of 2008, BBM Canada, a not-for-profit, media ratings organization that produces widely-accepted ratings for Canada, commercialized its radio ratings service in Montreal using our licensed PPM technology and equipment purchased from us. The Montreal market launch is the first phase of BBM Canada’s PPM service rollout plan. BBM Canada has also announced that it intends to launch PPM panels to generate radio and television currency ratings in Toronto, Vancouver, Calgary, and Edmonton in Fall 2009. These international arrangements are currently not a material part of our business.

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

We also license our respondent-level database through Maximi$er and Maximi$er Plus, which are services for radio stations, and Media Professional and Media Professional Plus, which are services for advertising agencies and advertisers. Our respondent-level database allows radio stations, advertising agencies and advertisers to customize survey areas, dayparts, demographics and time periods to support targeted marketing strategies. The Maximi$er service includes a Windows-based application to access a market’s entire radio Diary database on a client’s personal computer. Radio stations use the Maximi$er service to produce information about their stations and programming not available in Arbitron’s published Radio Market Reports. The Maximi$er Plus service allows radio stations to access our National Regional Database (“NRD”) to analyze ratings information for customer-defined groupings of stations in multiple markets and counties. The Media Professional service is designed to help advertising agencies and advertisers plan and buy radio advertising time quickly, accurately and easily. These services integrate radio planning and buying into one comprehensive research and media-buying tool. They allow advertising agencies and advertisers to uncover key areas critical to the buying process, including determining the most effective media target, understanding market trends and identifying potential new business. The Media Professional Plus service allows advertising agencies and advertisers to access our NRD to create custom geographies and trade areas using radio Metro, television DMA and/or county information. Media Professional Plus also provides the data on a specific trading area’s cost per point needed to help advertising agencies and advertisers place more efficient media buys. In addition to the licensing above, we offer third-party software providers and customers licenses to use proprietary software that will enable enhanced access to our respondent-level data.

In addition to the Radio Market Report, we provide a range of ancillary services that include Radio County Coverage Reports, Hispanic Radio Data and Black Radio Data.

RADAR.  Our RADAR service provides a measurement of national radio audiences and the audience size of network radio programs and commercials. We provide the audience measurements for a wide variety of demographics and dayparts for total radio listening and for 58 separate radio networks.

We create network audience estimates by merging the radio listening of selected survey respondents with the actual times that network programs and commercials are aired on each affiliated station. We deliver the RADAR estimates through our PC 2010 software application, which includes a suite of tools for sophisticated analysis of network audiences. We provide this service to radio networks, advertising agencies and network radio advertisers.

Since 2003, the RADAR survey sample has increased from 50,000 Arbitron respondents to a survey sample of approximately 300,000 Arbitron respondents in December 2008. Data from PPM commercial markets are also incorporated into the RADAR survey sample.

During 2009, we intend to begin transitioning operations and production of our RADAR service from our offices in New Jersey to our headquarters in Maryland.

Software Applications.  In addition to our reports, we license software applications that provide our customers’ access to the audience estimates in our databases. These applications enable our customers to more effectively analyze and understand that information for sales, management and programming purposes. These services also help our customers to further refine sales strategies and compete more effectively for advertising dollars. Some of our software applications also allow our customers to access data owned by third parties, provided the customers have a separate license to use such third-party data.

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

Licensing of Respondent-Level Data.  We license our respondent-level database and the related software we use to calculate our audience estimates to certain customers that allow enhanced access to our respondent-level database. This allows third party processors and customers to produce more detailed radio listening data by custom dayparts, demographic groups and geographic areas.

Local Market Consumer Information Services

In our radio ratings service, we provide primarily quantitative data, such as how many people are listening. We also provide qualitative data, such as consumer and media usage information to radio stations, cable companies, television stations, out-of-home media, magazine and newspaper publishers, advertising agencies and advertisers. The qualitative data on listeners, viewers and readers provide more detailed socioeconomic information and information on what survey participants buy, where they shop and what forms of media they use. We provide these measurements of consumer demographics, retail behavior, and media usage in 285 local markets throughout the United States.

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

Scarborough Report.  The MRC-accredited Scarborough service is provided through a joint venture between Arbitron and a subsidiary of Nielsen and is governed by a partnership agreement, which was automatically renewed until December 2012. Although our equity interest in the Scarborough Research joint venture is 49.5 percent, partnership voting rights and earnings are divided equally between Arbitron and Nielsen. The Scarborough service provides detailed information about media usage, retail and shopping habits, demographics and lifestyles in 81 large United States local markets, utilizing a sample of consumers in the relevant markets.

Scarborough data feature more than 2,000 media, retail and lifestyle characteristics, which can help radio stations, television stations, cable companies, advertising agencies and advertisers, newspaper and magazine publishers and out-of-home media companies develop an in-depth profile of their consumers. Examples of Scarborough categories include retail shopping (e.g., major stores shopped or purchases during the past 30 days), auto purchases (e.g., plan to buy new auto or truck), leisure activities (e.g., attended sporting events) and personal activities (e.g., golfing). Media information includes broadcast and cable television viewing, radio listenership, newspaper readership by section and yellow pages usage. This information is provided twice each year to newspapers, radio and television broadcasters, cable companies, out-of-home media, advertising agencies and advertisers in the form of the Scarborough Report. Scarborough also provides a Mid-Tier Local Market Consumer Study regarding media usage, retail and shopping habits, demographics, and lifestyles of adult consumers in 19 United States local markets.

We are the exclusive marketer of the Scarborough Report to radio broadcasters, cable companies and out-of-home media. We also market the Scarborough Report to advertising agencies and advertisers on a shared basis with Scarborough Research. Scarborough Research markets the Scarborough Report to newspapers, sports marketers and online service providers. Nielsen markets the Scarborough Report to television broadcasters.

RetailDirect Service.  Our RetailDirect service is a locally oriented, purchase data and media usage research service provided in 20 midsized United States local markets. This service, which utilizes diaries and telephone surveys, provides a profile of the audience in terms of local media, retail and consumer preferences so that local radio and television broadcasters, out-of-home media and cable companies have information to help them develop targeted sales and programming strategies. Retail categories include automotive, audio-video, furniture and appliances, soft drinks and beer, fast food, department stores, grocery stores, banks and hospitals. Media usage categories include local radio, broadcast television, cable networks, out-of-home media, newspapers, yellow pages and advertising circulars.

Qualitative Diary Service/LocalMotion Service.  Our Qualitative Diary Service collects consumer and media usage information from Arbitron radio diarykeepers in 165 smaller United States local markets. The same persons who report their radio listenership in the market also answer 27 demographic, product and service questions. We collect consumer behavior information for key local market retail categories, such as automotive sales, grocery, fast food, furniture and bedding stores, beer, soft drinks and banking. The Qualitative Diary Service also collects information about other media, such as television news viewership, cable television viewership, out-of-home media exposure and newspaper readership. This qualitative service provided for cable television companies is known as LocalMotion.

Custom Research Services.  Our custom research efforts serve companies that are seeking to demonstrate the value of their advertising propositions. For example, we have provided custom research services for subscribers including sports play-by-play broadcasters, digital out-of-home and place-based media companies, and radio station properties. Through our custom research services, we are also exploring applications of PPM data, including nonratings programming, marketing and out-of-home services for broadcast television and cable television. We are also exploring providing services for mobile media and companies that sell advertising on in-store (retail) media and sports arenas.

International Operations

India.  We have formed a wholly owned subsidiary organized under the laws of India, which entity’s current functions include technology, research and development and oversight of outsourced software development in India. In the future we intend to increase staffing to perform these and additional duties, including in-house software development, although there can be no assurance we will be successful in doing so. Our India operations are currently not a material part of our business.

Portable People Meter.  For a discussion of the use of our PPM technology outside of the United States, see “Item 1. — Business — Portable People Meter Service — International.”

CSW Research Limited (“Continental Research”).  On January 31, 2008, we sold Continental Research. Additional information regarding the sale of Continental Research is provided in Note 3 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Customers, Sales and Marketing

Our customers are primarily radio, cable television, advertising agencies, advertisers, retailers, out-of-home media, online media and, through our Scarborough Research joint venture with Nielsen, broadcast television and print media. One customer, Clear Channel, represented approximately 18 percent of our revenue in 2008. We believe that we are well positioned to provide new services and other offerings to meet the emerging needs of broadcasting groups.

We market our services in the United States through a direct sales force that consisted of 71 sales account managers and 35 customer trainers, as of December 31, 2008.

We have entered into a number of agreements with third parties to assist in marketing and selling our services in the United States. For example, Marketron International, Inc., distributes, on an exclusive basis, our QUALITAP software to television and cable outlets in the United States.

We support our sales and marketing efforts through the following:

•	conducting direct-marketing programs directed toward radio stations, cable companies, advertising agencies, television stations, out-of-home companies, broadcast groups and corporate advertisers;

•	promoting Arbitron and the industries we serve through a public relations program aimed at the trade press of the broadcasting, out-of-home media, Internet, advertising and marketing industries, as well as select local and national consumer and business press;

•	gathering and publishing studies, which are available for no charge on our Web site, on national summaries of radio listening, emerging trends in the radio industry, Internet streaming, out-of-home and other media industries, as well as the media habits of radio listeners and television, cable and Internet viewers;

•	participating in key industry and government forums, trade association meetings, and interest groups, such as the Advertising Research Foundation, the American Association of Advertising Agencies, the National Association of Broadcasters, the Association of National Advertisers, the European Society for Opinion and Marketing Research, the Television Bureau of Advertising, the Cabletelevision Advertising Bureau, American Women in Radio and Television, Women in Cable Telecommunications, the Cable & Telecommunications Association for Marketing, the National Association of Black Owned Broadcasters, Minority Media and Telecommunications Council, Media Rating Council, Committee on Local Radio Audience Measurement, Committee on Local Television Audience Measurement, national Radio Research Committee and the Outdoor Advertising Association of America, as well as numerous state and local advertising and broadcaster associations;

•	participating in activities and strengthening relationships with national and local chapters of grassroots organizations, such as the National Council of La Raza, the National Urban League, the National Association for the Advancement of Colored People, and the Rainbow/PUSH Coalition; and

•	maintaining a presence at major industry conventions, such as those sponsored by the National Association of Broadcasters, the Radio Advertising Bureau, the American Association of Advertising Agencies, the Advertising Research Foundation, the Cable Advertising Bureau and the Outdoor Advertising Association of America.

Competition

We believe that the principal competitive factors in our markets are the credibility and reliability of the audience research, the ability to provide quality analytical services for use with the audience information, the end-user experience with services and price.

We are the leader in the radio audience measurement business in the United States. During 2008, we competed in the radio audience measurement business in some small United States markets with Eastlan Resources, a privately held research company. We are also aware of at least six companies, GfK AG, Integrated Media Measurement Inc., Ipsos SA, The Media Audit (a division of International Demographics, Inc.), Nielsen, and Thompson Electronics Ltd., which are developing technologies that could compete with our PPM service.

In November 2008, Cumulus announced that beginning in 2009 Nielsen would provide audience measurement and radio ratings services in 51 small and mid-sized United States local markets in which Cumulus broadcasts (the “Cumulus Markets”). Clear Channel has also indicated that it will subscribe to the Nielsen service in 17 of the Cumulus Markets. We cannot provide any assurances that Nielsen will not in the future seek to expand its radio ratings services beyond the 51 Cumulus Markets. Cumulus has elected not to renew its agreement with us to receive radio audience estimates in the Cumulus Markets, which expired on December 31, 2008. We estimate that our lost Diary revenue in the Cumulus Markets from Cumulus and Clear Channel combined will be $5.0 million in 2009. Thereafter, on a full year run-rate basis in those markets, we estimate a $10.0 million per year reduction of expected annual revenue as compared to assumed renewals. We currently intend to continue to offer our Diary-based audience ratings services in the Cumulus Markets during 2009 and beyond. We also intend to offer an array of options to customers in individual local markets smaller than the 100 largest markets that can provide them with the data they need to appropriately position their stations to maximize revenue opportunities.

We compete with a large number of other providers of applications software, qualitative data, and proprietary qualitative studies used by broadcasters, cable companies, advertising agencies, advertisers, and out-of-home media companies. These competitors include Donovan Data Systems, Interactive Media Systems, Marketron Inc., STRATA Marketing Inc., and Telmar Information Services Corp., in the area of applications software, and The Media Audit (a division of International Demographics, Inc.), Mediamark Research Inc. (a subsidiary of GfK AG) and Simmons Market Research Bureau (a subsidiary of Experian Marketing Solutions) in the area of qualitative data.

Intellectual Property

Our intellectual property is, in the aggregate, of material importance to our business. A combination of patents, copyrights, trademarks, service marks, trade secret laws, license agreements, confidentiality procedures and other contractual restrictions, are relied upon to establish and protect proprietary rights in our methods and services. As of December 31, 2008, 34 United States patents were issued and 39 United States patent applications were pending on behalf of Arbitron. Internationally, 167 foreign patents were issued and 147 foreign patent applications were pending. Our patents relate to our data collection, processing systems, software and hardware applications, the PPM and its methods, and other intellectual property assets. Several patents relating to the PPM and its methods expire at various times beginning in 2012 and collectively are of material importance to our business.

Our audience listening estimates are original works of authorship protectable under United States copyright laws. We publish the Radio Market Report either quarterly or semiannually, depending on the Arbitron market surveyed, while we publish the Radio County Coverage Report annually. We seek copyright registration for each Radio Market Report and for each Radio County Coverage Report published in the United States. We also seek copyright protection for our proprietary software and for databases comprising the Radio Market Report and other services containing our audience estimates and respondent-level data. Prior to the publication of our reports and release of the software containing the respondent-level data, we register our databases under the United States federal copyright laws. We generally provide our proprietary data regarding audience size and demographics to customers through multiyear license agreements.

We market a number of our services under United States federally registered trademarks that are helpful in creating brand recognition in the marketplace. Some of our registered trademarks and service marks include: the Arbitron name and logo, Maximi$er, RetailDirect and RADAR. The Arbitron name and logo is of material importance to our business. We have a trademark application pending for Arbitron PPM. We also have a number of common-law trademarks, including Media Professional, and QUALITAP. We have registered our name as a trademark in the United Kingdom, Mexico, the European Union, Australia, Singapore, Chile and Japan, and are exploring the registration of our marks in other foreign countries.

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

We must protect against the unauthorized use or misappropriation of our audience estimates, databases and technology by third parties. There can be no assurance that the copyright laws and other statutory and contractual arrangements we currently depend upon will provide us sufficient protection to prevent the use or misappropriation of our audience estimates, databases and technology in the future. The failure to protect our proprietary information, intellectual property rights and, in particular, our audience estimates and databases, could severely harm our business.

Additionally, claims by third parties that our current or future products or services infringe upon their intellectual property rights may harm our business. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. We have been involved in litigation relating to the enforcement of our copyrights covering our radio listening estimates and patents covering our proprietary technology. Although we have generally been successful in these cases, there can be no assurance that the copyright laws and other statutory and contractual arrangements we currently depend upon will provide us sufficient protection to prevent the use or misappropriation of our audience estimates, databases and technology in the future. Litigation, regardless of outcome, may result in substantial expense and a significant diversion of our management and technical personnel. Any adverse determination in any litigation may subject us to significant liabilities to third parties, require us to license disputed rights from other parties, if licenses to these rights could be obtained, or require us to cease using certain technology.

Research and Development

Our research and development activities have related primarily to the development of new services, customer software, PPM equipment and maintenance and enhancement of our legacy operations and reporting systems. We expect that we will continue research and development activities on an ongoing basis, particularly in light of the rapid technological changes affecting our business. We expect that the majority of the effort will be dedicated to improving the overall quality and efficiency of our data collection and processing systems, developing new software applications that will assist our customers in realizing the full potential of our audience measurement services, developing our PPM technology and developing a single-source service that will be able to measure audience and other information from a number of different forms of media. Research and development expenses during fiscal years 2008, 2007, and 2006 totaled $41.4 million, $42.5 million and $44.2 million, respectively.

Governmental Regulation

Our PPM equipment has been certified to meet Federal Communications Commission (“FCC”) requirements relating to emissions standards and standards for modem connectivity. Additionally, all PPM equipment has been certified to meet the safety standards of Underwriters Laboratories Inc. (commonly referred to as UL), as well as Canadian and European safety and environmental standards.

Our media research activities are subject to an agreement with the United States Federal Trade Commission in accordance with a Decision and Order issued in 1962 to CEIR, Inc., a predecessor company. This order originally arose in connection with a television ratings business, and we believe that today it applies to our media measurement services. The order requires full disclosure of the methodologies we use and prohibits us from making representations in selling or offering to sell an audience measurement service without proper qualifications and limitations regarding probability sample, sampling error and accuracy or reliability of data. It prohibits us from making statements that any steps or precautions are taken to ensure the proper maintenance of diaries unless such steps or precautions are in fact taken. It also prohibits us from making overly broad statements regarding the media behavior a survey reflects. The order further prohibits us from representing the data as anything other than estimates and from making a statement that the data are accurate to any precise mathematical value. The order requires that we make affirmative representations in our reports regarding nonresponse by survey participants and the effect of this nonresponse on the data, the hearsay nature of a survey participant’s response, the fact that projections have been made, and the limitations and deficiencies of the techniques or procedures used. We believe that we have conducted and continue to conduct our radio audience measurement services in compliance with the order.

Our Diary-based Radio Market Report service is accredited by and subject to the review of the MRC, an industry organization created to ensure high ethical and operational standards in audience measurement research. The MRC has accredited our Diary-based Radio Market Report service since 1968. The MRC accredited the monthly quarter-hour audience estimates provided by our PPM radio ratings service in the Houston-Galveston local market in January 2007 and the monthly quarter-hour television audience estimates provided by our PPM service in Houston in June 2007, although we have requested temporary hiatus status in the Houston-Galveston television service. The MRC accredited the monthly quarter-hour audience estimates provided by our PPM radio ratings service in the Riverside-San Bernardino local market in January 2009. Additional Arbitron services that are currently accredited by the MRC are RADAR, Scarborough, Maximi$er and Media Professional software, the Custom Survey Area Report (“CSAR”) and the Radio County Coverage services. To merit continued accreditation of our services, we must: (1) adhere to the MRC’s minimum standards for Media Rating Research; (2) supply full information to the MRC regarding details of our operations; (3) conduct our media measurement services substantially in accordance with representations to our subscribers and the MRC; (4) submit to, and pay the cost of, thorough annual audits of our accredited services by certified public accounting firms engaged by the MRC; and (5) commit to continuous improvement of our media measurement services.

Federal and state regulations restrict telemarketing to individuals who request to be included on a do-not-call list. Currently, these regulations do not apply to survey research, but there can be no assurance that these regulations will not be made applicable to survey research in the future. In addition, federal regulations prohibit calls made by autodialers to wireless lines without consent from the subscriber. Because consumers are able to transfer a wireless number to a landline carrier or a landline number to a wireless carrier, it can be difficult for us to identify efficiently wireless numbers in advance of placing an autodialed call.

On September 2, 2008, a group of broadcasters and trade associations representing some broadcasters and advertising agencies filed an “Emergency Petition for Section 403 Inquiry” with the FCC urging the FCC to open an inquiry, under Section 403 of the Communications Act of 1934, as amended (the “Communications Act”), into our PPM radio ratings services. The group alleges that the PPM methodology undercounts minority radio listeners and that the commercialization of the PPM radio ratings service will harm minority broadcasters. We deny such allegations. On September 4, 2008, the FCC issued a request for public comment on the petition. Public comments were due by September 24, 2008 and reply comments were due by October 6, 2008. We submitted comments and reply comments to the FCC and have otherwise participated in the public comment process, but have also asserted that the Company is not subject to the jurisdiction of the FCC, and that the FCC lacks authority under the Communications Act to address the reliability of audience ratings data, the methods used to estimate audience share, or other aspects of audience ratings. To date, the FCC has taken no formal action on the petition. We can provide no assurances that the FCC will not in the future assert that it has competent jurisdiction pursuant to the Communications Act to conduct an investigation of the Company and our PPM radio ratings services.

We received notification that the U.S. Department of Labor Wage and Hour Division will be conducting an onsite assessment of payroll records and time cards or time sheets on March 2, 2009.

Employees

As of December 31, 2008, we employed approximately 1,100 people on a full-time basis and approximately 500 people on a part-time basis in the United States and 16 people on a full-time basis internationally. None of our employees is covered by a collective bargaining agreement. We believe our employee relations are good.

Seasonality

We recognize revenue for services over the terms of license agreements as services are delivered, and expenses are recognized as incurred. We gather radio-listening data in 302 United States local markets, including 288 Diary markets and 14 PPM Markets. All Diary markets are measured at least twice per year (April-May-June for the “Spring Survey” and October-November-December for the “Fall Survey”). In addition, we measure all major Diary markets two additional times per year (January-February-March for the “Winter Survey” and July-August-September for the “Summer Survey”). Our revenue is generally higher in the first and third quarters as a result of the delivery of the Fall Survey and Spring Survey, respectively, to all Diary markets compared to revenue in the second and fourth quarters, when delivery of the Winter Survey and Summer Survey, respectively, is made only to major Diary markets. Although revenue is recognized ratably over the year in both the Diary and PPM services, there will be fluctuations in the depth of the seasonality pattern during the periods of transition between the services in each PPM Market.

Our expenses are generally higher in the second and fourth quarters as we conduct the Spring Survey and Fall Survey for our Diary markets. The transition from the Diary service to the PPM service in the PPM Markets will have an impact on the seasonality of our costs and expenses. We anticipate PPM costs and expenses will accelerate six to nine months in advance of the commercialization of each PPM Market as we build the panels. These preliminary costs are incremental to the costs associated with our Diary-based ratings service and we will recognize these increased costs as incurred rather than upon the delivery of a particular survey. This pattern differs from the costs pattern associated with the delivery of the Diary service. The size and seasonality of the PPM transition impact on a period to period comparison will be influenced by the timing, number, and size of individual markets contemplated in our PPM commercialization schedule, which currently includes a goal of commercializing 49 PPM Markets by the end of 2010. During 2008, we commercialized 14 PPM Markets and, during 2009, we expect to commercialize 19 additional PPM Markets, 13 of which we expect to commercialize in the latter half of 2009.

Scarborough typically experiences losses during the first and third quarters of each year because revenue is recognized predominantly in the second and fourth quarters when the substantial majority of services are delivered. Scarborough royalty costs, which are recognized in costs of revenue, are also higher during the second and fourth quarters.

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

On June 11, 2008, we submitted the annual certification of our chief executive officer to the New York Stock Exchange (the “NYSE”) certifying that he is not aware of any violation by the Company of the NYSE’s corporate governance listing standards, pursuant to Section 303A.12 of the NYSE Listed Company Manual. On February 2, 2009, we submitted an interim written certification notifying the NYSE that on January 21, 2009, Michael P. Skarzynski, President and Chief Executive Officer of Arbitron, had been added to our Board of Directors. As of the date of this filing, we are in full compliance with Section 303A of the NYSE Listed Company Manual.

ITEM 1A.  RISK FACTORS

Risk Factors Relating to Our Business and the Industry in Which We Operate

Our future growth and success will depend on our ability to compete successfully with companies that may have financial, marketing, technical, and other advantages over us.

We compete with many companies, some of which are larger and have access to greater capital resources. We believe that our future growth and success will depend on our ability to compete successfully with other companies that provide similar services in the same markets, some of which may have marketing, technical, and other advantages. We cannot provide any assurance that we will be able to compete successfully, and the failure to do so could have a material adverse impact on our business, financial position, and operating results.

If the domestic and worldwide recession continues or intensifies it could adversely impact demand for our services, our customers’ revenues or their ability to pay for our services.

Our customers derive most of their revenue from transactions involving the sale or purchase of advertising. During challenging economic times, advertisers may reduce advertising expenditures, impacting advertising agencies and media. As a result, advertising agencies and media may be less likely to purchase our services, which could adversely impact our business, financial position, and operating results.

Continued market disruptions could cause broader economic downturns, which also may lead to lower demand for our services, increased incidence of customers’ inability to pay their accounts, an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable, or insolvency of our customers, any of which could adversely affect our results of operations, liquidity, cash flows, and financial condition. During the fourth quarter of 2008 and into 2009, we have observed an increase in the average number of days our sales have been outstanding before we have received payment. We periodically receive requests from our customers for pricing concessions. The current economic environment could exacerbate the level of requests.

If the domestic and worldwide recession continues or intensifies, potential disruptions in the credit markets may adversely affect our business, including the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows, and financial condition.

If internal funds are not available from our operations, we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets, as were experienced during 2008, could adversely affect our ability to draw on our bank revolving credit facility. Our access to funds under that credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from Arbitron and other borrowers within a short period of time.

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

Our business, financial position, and operating results are dependent on the performance of our quantitative radio audience measurement business.

Our quantitative radio audience measurement service and related software sales represented 81 percent and nine percent, respectively, of our total revenue for 2008. We expect that such sales related to our radio audience measurement business will continue to represent a substantial portion of our revenue for the foreseeable future. Any factors adversely affecting the pricing of, demand for, or market acceptance of our quantitative radio audience measurement service and related software, such as competition, technological change, alternative means of valuing advertising transactions, or further ownership shifts in the radio industry, could adversely impact our business, financial position and operating results.

Costs associated with significant legal proceedings may adversely affect our results of operations.

We are party to a number of legal proceedings and governmental entity investigations and other interactions. It is possible that the effect of these unresolved matters or costs and expenses incurred by us in connection with such proceedings or interactions could be material to our consolidated results of operations. For a discussion of these unresolved matters, see “Item 3. — Legal Proceedings.” These matters have resulted in, and may continue to result in, a diversion of our management’s time and attention.

We are subject to governmental oversight, which may harm our business.

Federal, state, and local governmental entities have increasingly asserted that our operations are subject to oversight by them. Our ratings services have undergone a highly public change to their methodologies of audience rating measurement. In particular, our PPM radio ratings service has been subject to increasing scrutiny by governmental entities relating to, among other things, state consumer protection, business, and advertising statutes and we expect increased governmental oversight relating to this business.

The governmental oversight environment could have a significant effect on us and our business. Among other things, we could be fined or required to make other payments, prohibited from engaging in some of our business activities, or subject to limitations or conditions on our business activities. Significant governmental oversight action against us could have material adverse financial effects, cause significant reputational harm, or harm business prospects. New laws or regulations or changes in the enforcement of existing laws or regulations applicable to us may also adversely affect us and our business.

We may fail to attract or retain the qualified research, sales, marketing, and managerial personnel, and key executive officers required to operate our business successfully.

Our success is largely dependent on the skills, experience, and efforts of our senior management and certain other key personnel. If, for any reason, one or more senior executives or key personnel were not to remain active in our company, our results of operations could be adversely affected.

If we do not successfully manage the transitions associated with our new CEO, it could have an adverse impact on our revenues, operations, or results of operations.

On January 12, 2009, we announced the appointment of our new President and CEO. Our success will be dependent upon his ability to gain proficiency in leading our Company, his ability to implement or adapt our corporate strategies and initiatives, and his ability to develop key professional relationships, including relationships with our employees, customers, and other key constituencies and business partners.

Our new CEO could make organizational changes, including changes to our management team and may make future changes to our Company’s structure. It is important for us to manage successfully these transitions as our failure to do so could adversely affect our ability to compete effectively.

In addition, in 2009, we will incur additional expense associated with the compensation of both our new CEO and our former CEO and with restructuring costs and compensation related to our management team, even though there is no guarantee that we will successfully manage the transition of our new CEO.

If our PPM ratings service does not generate the revenues that we anticipate, or if our ability to earn such revenues is delayed for any reason, our financial results will suffer.

Commercialization of the PPM service is an essential component of our anticipated future growth, which we expect will result in increased revenues in the coming years.

Our financial results during 2009 and beyond will depend in substantial part on our success in commercializing the PPM ratings service and our ability to generate meaningful revenues from it. If our commercialization of the PPM service is further delayed, expected revenue increases will also be delayed and our financial results will be materially and negatively impacted. Factors that may affect the pace of the commercialization of our PPM ratings service, and as a result, our future revenues and operating results include the following, some of which are beyond our control:

•	increased government oversight or regulation;

•	the acceptance of the PPM ratings service by broadcasters, advertisers and other users of our estimates;

•	the impact of general economic conditions on our customers’ ability to pay increased license fees;

•	the speed with which we can complete the MRC audit process, share the results of the audit with the MRC PPM audit committee, and disclose parallel “pre-currency” impact data in each local radio market;

•	technical difficulties or service interruptions that impair our ability to deliver the PPM ratings service on schedule; and

•	our ability to obtain, in a timely manner, sufficient quantities of quality equipment and software products from third-party suppliers necessary to outfit our panelists.

We may be unsuccessful in obtaining and maintaining MRC accreditation for our local market radio ratings services, and we may be required to expend significant resources in order to obtain and maintain MRC accreditation for our local market PPM radio ratings services, any of which could adversely impact our business.

The MRC has accredited our Diary-based radio ratings service and several of our other services including our RADAR service, which currently incorporates radio exposure information from participants in both our Diary service and our PPM service, which the MRC has not accredited in all markets. If the MRC elected to revoke accreditation of any currently accredited service, it could adversely impact our business.

The MRC has accredited the monthly quarter-hour audience estimates provided by our PPM radio ratings service in the Houston — Galveston and Riverside — San Bernardino local markets only. In January 2008, the MRC denied accreditation of the Philadelphia and New York local market PPM ratings services. The MRC has reviewed the audit results but taken no formal action on our applications for accreditation of the PPM service in the other PPM Markets in which we have commercialized the PPM service. If the efforts required to obtain and maintain MRC accreditation in the PPM Markets are substantially in excess of our current expectations, or if we are required to make significant changes with respect to methodology and panel composition and management in order to establish that the service meets the MRC accreditation standards in any current or future PPM Market, or for any other reason, we may be required to make expenditures, the amount of which could be material.

Criticism of our audience measurement service by various governmental entities, industry groups, and market segments could adversely impact our business.

Due to the high-profile nature of our services in the media and marketing information service industry, we could become the target of additional government regulation, legislation, litigation, activism, or negative public relations efforts by various industry groups and market segments. During 2008, critics of our PPM radio ratings service urged the FCC to investigate the service and several state and municipal governmental entities inquired about the service. We believe that any of the foregoing criticism of our methodology or negative perception of the quality of our research could further delay the PPM commercialization or negatively impact industry confidence in the ratings we produce, any of which could require us to make expenditures substantially in excess of our current expectations in an attempt to maintain such confidence.

We have limited experience designing, recruiting and maintaining PPM panels. If we are unable to design, recruit, and maintain PPM panels that appropriately balance research quality, panel size and operational cost, our financial results will suffer.

The commercial viability of the PPM service and, potentially, other new business initiatives, are dependent on our ability to design, recruit, and maintain panels of persons to carry our Portable People Meters, and to ensure appropriate panel composition to accommodate a broad variety of media research services. Our research methodologies require us to maintain panels of reasonably sufficient size and reasonably representative demographic composition. Our research methodologies also require our panelists to comply with certain standards, such as carrying the meter for a minimum number of hours each day and docking the meter daily, in order for us to use the data collected by the meter in estimating ratings.

Through the end of 2008, we have commercialized the PPM service in 14 PPM Markets. During 2009, we intend to commercialize the service in 19 additional PPM Markets. The increasing number of panels and panelists may prove to be more complex and resource intensive for us to manage than we currently anticipate.

Participation in a PPM panel requires panelist households to make a longer term commitment than participation in our Diary-based ratings service. Designing, recruiting, and maintaining PPM panels are substantially different than recruiting participants for our Diary-based ratings service. We have limited experience in operating such PPM panels and we may encounter unanticipated difficulties as we attempt to do so. Without historical benchmarks on key sample performance metrics, it will be challenging for us to maintain the appropriate balance of research quality, panel size, and operational costs. Designing, recruiting, and maintaining such panels may also cause us to incur expenses substantially in excess of our current expectations.

If we are unable to successfully design, recruit and maintain such PPM panels, or if we are required to incur expenses substantially in excess of our current expectations in order to do so, it could adversely impact our ability to obtain and/or maintain MRC accreditation of our PPM service or otherwise adversely impact our business, financial position and operating results.

We expect to invest in the continued development and commercialization of our PPM ratings service, which may not ultimately be successfully commercialized. The costs associated with commercialization of this service will adversely impact our operating results and operating margins over the commercialization period.

The continuing commercialization of the PPM ratings service requires and will continue to require significant capital resources and a substantial financial investment over the next several years. We currently estimate that the 2009 annual capital expenditures associated with PPM ratings service commercialization for audience ratings measurement will be approximately $25.0 million. We also anticipate that through the commercialization period, our results of operations and operating margins will be materially and negatively impacted as a result of the commercialization of our PPM ratings service.

The amount of capital required for deployment of our PPM ratings service and the impact on our results of operations will be greatly affected by the speed of the commercialization. Commercialization of our PPM ratings service has had a material negative impact on our results of operations and operating margins. We expect to continue to invest in quality and service enhancements including increasing cell phone-only sampling designed to maintain and improve our services which could have a negative impact on margins. There can be no guarantees that we will be able to restore operating margins to historical levels.

The success of commercialization of the PPM ratings service is dependent on a single manufacturer who produces the PPM equipment according to our proprietary design as well as on those who manufacture parts.

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

Technological change may render our services obsolete and it may be difficult for us to develop new services or enhance existing ones.

We expect that the market for our services will be characterized by changing technology, evolving industry standards, frequent new service announcements and enhancements and changing customer demands. The introduction of new services incorporating new technologies and the emergence of new industry standards could render existing services obsolete and/or challenge current accepted levels of precision of data measurement. Additionally, advertising-supported media may be challenged by new technologies that could have an effect on the advertising industry, our customers, and our services. Our continued success will depend on our ability to adapt to changing technologies and to improve the performance, features, and reliability of our services in response to changing customer and industry demands. We may experience difficulties that could delay or prevent the successful design, development, testing, introduction, or marketing of our services. Our new services, such as our PPM service, or enhancements to our existing services, may not adequately meet the requirements of our current and prospective customers or achieve any degree of significant market acceptance. Failure to successfully adapt to changing technologies and customer demands, either through the development and marketing of new services, or through enhancements to our existing services, our business, financial position, and results of operations could be adversely affected.

We are dependent on our proprietary software and hardware systems for current and future business requirements. Significant delays in the completion of these systems, cost overages and/or inadequate performance or failure of the systems once completed could adversely impact our business, financial position and operating results.

We are becoming increasingly reliant on our proprietary software and hardware systems. We are engaged in an effort to upgrade, enhance, and, where necessary, replace our internal processing software for Diary and PPM, and our client software. Significant delays in the completion of these systems, or cost overages, could have an adverse impact on our business and inadequate performance or failure of these systems, once completed, could adversely impact our business, financial position and operating results.

If our proprietary systems such as PPM devices, media encoders, or related firmware inadequately perform or fail, our ability to provide our PPM services could be significantly impacted and such impact could materially and adversely impact our business, financial position and operating results.

Defects or disruptions in our Internet-based software services could diminish demand for our services and subject us to substantial liability.

Because our Internet-based software services are complex and we have deployed a variety of new computer hardware and software, both developed in-house and acquired from third party vendors, our services may have errors or defects that could result in unanticipated downtime for our subscribers and harm our reputation and our business. Internet-based software services may contain undetected errors when first introduced or enhancements are released. We have from time to time found defects in our software services and new errors in our existing software services may be detected in the future. In addition, our customers may use our software services in unanticipated ways that may cause a disruption in software service for other customers attempting to access our data. Because the software services we provide are important to our customers’ businesses, any errors, defects, disruptions in software service or other performance problems with our software services could hurt our reputation and may damage our customers’ businesses. If that occurs, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales, or customers may make claims against us, which could adversely impact our business, financial position, and results of operations.

Interruptions, delays, or unreliability in the delivery of our services could adversely affect our reputation and reduce our revenues.

Our customers currently access our services via the Internet. As we continue to add capacity in our existing and future data centers, we may move or transfer data. We currently rely on a third party to provide disaster recovery data services. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our services. Further, any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business may be further harmed if customers and potential customers believe our services are unreliable.

We expect to continue to invest in the improvement of our Diary ratings service. The costs associated with such investment will adversely impact our operating results over the commercialization period.

During 2008, we announced significant enhancements to our Diary service and substantial acceleration of our existing initiatives. Significant enhancements and acceleration of our cell phone-only sampling initiatives will require a substantial investment by the Company. Our contracts do not allow us to pass the costs of these investments along to our customers. Accordingly, our margins will be adversely impacted by increased costs to provide our services, without an offsetting increase in revenues. We may seek to extend the term of some of our contracts to support the required investments. If we are not able to recoup the costs of our investments in our Diary service our financial results will be negatively impacted.

The loss of any of our key customers would significantly reduce our revenue and operating results.

In 2008, Clear Channel represented approximately 18 percent of our revenue. Several other large customers represented significant portions of our 2008 revenue.

The agreement between Clear Channel and us for services in markets outside of the PPM Markets in which Clear Channel operates, as well as the national RADAR service, expired on December 31, 2008. These services accounted for approximately seven percent of our 2008 revenue. We are currently in negotiations with Clear Channel regarding new license agreements for all Clear Channel stations whose contracts have expired.

We cannot provide any assurances that we could replace the revenue that would be lost if any of our key customers failed to renew all or part of their agreements with us. The loss of any of our key customers would materially and adversely impact our business, financial position and operating results.

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

The success of our radio audience measurement business depends on diarykeepers who record their listening habits in diaries and return these diaries to us and panelists who carry our PPM meters. Our failure to collect these diaries and to recruit compliant participants could adversely impact our business.

We use listener diaries and electronic data gathered from participants who agree to carry our PPM meters to gather radio listening data from sample households in the United States local markets for which we currently provide radio ratings. A representative sample of the population in each local market is randomly selected for each survey. This sample is recruited by telephone to keep a diary of their radio listening for one week or to carry a PPM meter for a period of up to two years. To encourage their participation in our surveys, we give participants a cash incentive. It is becoming increasingly difficult and more costly to obtain consent from the phone sample to participate in the surveys, especially among younger demographic groups. We must achieve response rates sufficient to maintain confidence in our ratings, the support of the industry and accreditation by the MRC. Our failure to successfully recruit compliant survey participants could adversely impact our business, financial position and operating results. Our survey participants do so, on a voluntary basis only, and there can be no assurance that they will continue to do so.

Data collection costs are increasing faster than our contracted revenue growth rates and if we are unable to become more efficient in our data collection and our management of associated costs, our operating margins and results of operations could suffer.

Our success will depend on our ability to reach and recruit participants and to achieve response rates sufficient to maintain our radio audience measurement services. As consumers adopt modes of telecommunication other than telephone landlines, such as cell phones and cable or Internet calling, it is becoming increasingly difficult for us to reach and recruit participants. Recent government estimates have indicated that a percentage of cell phone-only households have been increasing nationally. It has been our experience that recruiting cell phone-only households is significantly more expensive than recruiting landline households. We have announced initiatives to increase the percentage of our cell phone-only households in our Diary and PPM samples, which could adversely impact our operating margins and results of operations.

We intend to use an address based sampling methodology to recruit cell phone-only households. We currently acquire the sample from a single vendor. As our address-based sample volume increases, it may be more difficult for our vendor and more expensive for us to acquire the necessary sample.

Our ability to recruit participants for our surveys could be adversely impacted by governmental regulations.

We believe there is an increasing concern among the American public regarding privacy issues. Federal and state regulations restrict telemarketing to individuals who request to be included on a do-not-call list. Currently, these regulations do not apply to survey research. If these laws and regulations are extended to include survey research, our ability to recruit participants for our surveys could be adversely impacted. We are evaluating alternatives to our current methodology, including using panels for our surveys and recontacting previous consenters. In addition, federal regulations prohibit calls made by autodialers to wireless lines without consent from the subscriber. Because consumers are able to transfer a wireless number to a landline carrier or a landline number to a wireless carrier, it can be difficult for us to identify wireless numbers in advance of placing an autodialed call. We are using the services of a third-party supplier that tracks wireless numbers to help identify wireless numbers in our telephone sample, but there can be no assurance that all transfers of numbers are captured. If we were for any reason unable to use auto dialers in the future, we believe it would be more expensive to recruit panelists.

The license of enhanced access to our respondent-level data to third-party data processors and customers could adversely impact the revenue derived from our existing software licenses.

We license our respondent-level database and the related software we use to calculate our audience estimates to certain customers that allow enhanced access to our respondent-level database. Previously, limited access to our respondent-level data was available only to those customers who licensed certain software services directly from us. As we license our enhanced access to the respondent-level data and software, sales of our existing software services may be adversely impacted.

Our success will depend on our ability to protect our intellectual property rights and we incur substantial expense to enforce our intellectual property rights which could adversely affect our business.

We believe that the success of our business will depend, in part, on:

•	obtaining patent protection for our technology, proprietary methods, and services, in particular, our PPM service;

•	defending our patents once obtained;

•	preserving our trade secrets;

•	defending our copyrights for our data services and audience estimates; and

•	operating without infringing upon patents and proprietary rights held by others.

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

Advertisers are pursuing increased accountability from the media industry for their return on investments made in media which could reduce demand for our services.

Advertisers may shift advertising expenditures away from media that they perceive as less accountable, such as radio. As a result, advertising agencies and radio stations may be less likely to purchase our media information services, which could have an adverse impact on our business, financial position and operating results.

We rely on third parties to provide data and services in connection with our current business and we may require additional third-party data and services to expand our business in the future, which, if available, could adversely impact our business.

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

Our business is dependent on the use of the mail, telecommunication infrastructure and air service. Long-term disruptions in one or more of these services, which could be caused by events such as natural disasters, the outbreak of war, the escalation of hostilities and/or acts of terrorism could adversely impact our business, financial position and operating results. For example, we incurred losses related to the impact of Hurricane Ike. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of Hurricane Ike” for more information.

If our subsidiary in India is not successful, we may incur losses.

The success of our subsidiary in India may be dependent on our ability to attract and retain talented software developers. The market for highly skilled workers in software development in India is becoming increasingly more competitive. If we are unable to attract and retain employees, we may need to shut down the facility, and this could adversely impact our financial position and operating results.

If lump- sum payments made to retiring participants in our defined benefit pension plans exceed the total of the service cost and the interest cost in a calendar year, we would need to recognize the pro rata portion of unrecognized actuarial gain or loss equal to the percentage reduction of the projected benefit obligation, which may result in an adjustment that could materially reduce operating results.

Our defined benefit pension plans allow participants to receive a lump-sum distribution for benefits earned in lieu of annuity payments when they retire from Arbitron. Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” requires that if the lump-sum distributions made for a calendar year exceed the total of the service cost and interest cost, we must recognize for that year’s results of operations the pro rata portion of unrecognized actuarial gain or loss equal to the percentage reduction of the projected benefit obligation. Lump-sum payments in our qualified pension plan exceeded the total of the service cost and the interest cost in 2008. This resulted in an expense of $1.7 million for the year ended December 31, 2008. If lump-sum payments in any of our pension plans again exceed the total of the service cost and the interest cost, the adjustment could materially reduce operating results. See Note 14 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for more information regarding our retirement plans.

We intend to begin transitioning operations and production of our RADAR service from our offices in New Jersey to our headquarters in Maryland during 2009.

If any of the key employees instrumental in the production of the service leave or we are otherwise unable to replicate the service in Maryland, it could adversely impact our results of operations.

Risk Factors Relating to Our Indebtedness

Our credit facility contains restrictive covenants that limit our financial flexibility, which could adversely affect our ability to conduct our business.

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

Further, as discussed above in “Risk Factors Relating to Our Business and the Industry in Which We Operate,” continued or intensified disruption in the credit markets may adversely affect our ability to draw on our credit facility, which could adversely affect our business.

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

Our headquarters is located at 9705 Patuxent Woods Drive, Columbia, Maryland. Our New York City office serves as our home base for sales and marketing, while our executive, survey research, technology and data collection/production operations are located in our Columbia, Maryland, facilities. In addition, we have five regional sales offices located in the metropolitan areas of Atlanta, Georgia; Washington, DC/Baltimore, Maryland; Chicago, Illinois; Dallas, Texas; and Los Angeles, California; and operations offices in Cranford, New Jersey; Dallas, Texas; Birmingham, Alabama; and Kochi, India. We conduct all of our operations in leased facilities. Most of these leases contain renewal options and require payments for taxes, insurance and maintenance in addition to base rental payments. We believe that our facilities are sufficient for their intended purposes and are adequately maintained.

ITEM 3.	LEGAL PROCEEDINGS

On October 10, 2006, we filed a patent infringement lawsuit against International Demographics, Inc. (D/B/A The Media Audit), Ipsos Group S.A., Ipsos ASI, Inc., Ipsos America, Inc. aka Ipsos North America and Ipsos Media (collectively the “Ipsos Entities”) in the United States District Court for the Eastern District of Texas. The complaints alleged that International Demographics and the Ipsos Entities were infringing three patents that we own, United States Patents No. 5,787,334, No. 5,574,962 and No. 5,483,276, each relating to electronic audience measurement technology (collectively, the “Arbitron Patents”). On October 23, 2008, we entered into a settlement agreement with International Demographics in which International Demographics acknowledged that the Arbitron Patents are valid, enforceable, and not otherwise subject to any equitable defenses. International Demographics further agreed that it would not make, use, sell, offer for sale, test, demonstrate, distribute or otherwise engage in activities that would potentially infringe the Arbitron Patents. On January 13, 2009, we entered into a settlement agreement with the Ipsos Entities, dismissing our cause of action against them without prejudice. In connection with the settlement agreement, the Ipsos Entities agreed to immediately suspend any and all efforts in the United States related to commercialization, testing, and/or marketing of a portable electronic measurement system with regard to any and all forms of media until no sooner than January 13, 2012.

On April 30, 2008, Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund filed a securities class action lawsuit in the United States District Court for the Southern District of New York on behalf of a purported Class of all purchasers of Arbitron common stock between July 19, 2007, and November 26, 2007. The plaintiff asserts that Arbitron, Stephen B. Morris (our Chairman and former President and Chief Executive Officer), and Sean R. Creamer (our Executive Vice President, Finance and Planning & Chief Financial Officer) violated federal securities laws. The plaintiff alleges misrepresentations and omissions relating, among other things, to the delay in commercialization of our PPM radio ratings service in November 2007, as well as stock sales during the period by company insiders who were not named as defendants and Messrs. Morris and Creamer. The plaintiff seeks class certification, compensatory damages plus interest and attorneys’ fees, among other remedies. On September 22, 2008 the plaintiff filed an Amended Class Action Complaint. On November 25, 2008, Arbitron, Mr. Morris, and Mr. Creamer each filed Motions to Dismiss the Amended Class Action Complaint. On January 23, 2009, the plaintiff filed a Memorandum of Law in Opposition to Defendants’ Motions to Dismiss the Amended Class Action Complaint. On February 23, 2009 Arbitron, Mr. Morris, and Mr. Creamer filed replies in support of their Motions to Dismiss.

On or about June 13, 2008, a purported stockholder derivative lawsuit, Pace v. Morris, et al., was filed against Arbitron, as a nominal defendant, each of our directors, and certain of our executive officers in the Supreme Court of the State of New York for New York County. The derivative lawsuit is based on essentially the same substantive allegations as the securities class action lawsuit. The derivative lawsuit asserts claims against the defendants for misappropriation of information, breach of fiduciary duty, abuse of control, and unjust enrichment. The derivative plaintiff seeks equitable and/or injunctive relief, restitution and disgorgement of profits, plus attorneys’ fees and costs, among other remedies.

The Company intends to defend itself and its interests vigorously against these allegations.

New York

On October 6, 2008, we commenced a civil action in the United States District Court for the Southern District of New York, seeking a declaratory judgment and injunctive relief against the New York Attorney General to prevent any attempt by the New York Attorney General to restrain our publication of our PPM listening estimates (the “New York Federal Action”). On October 27, 2008, the United States District Court issued an order dismissing this civil action and on October 31, 2008, we filed a notice of appeal of the District Court’s order to the United States Court of Appeals for the Second Circuit.

On October 10, 2008, the State of New York commenced a civil action against the Company in the Supreme Court of New York for New York County alleging false advertising and deceptive business practices in violation of New York consumer protection and civil rights laws relating to the marketing and commercialization in New York of our PPM radio ratings service (the “New York State Action”). The lawsuit sought civil penalties and an order preventing us from continuing to publish our PPM listening estimates in New York.

On January 7, 2009, we joined in a Stipulated Order on Consent (the “New York Settlement”) in connection with the New York State Action. The New York Settlement, when fully executed and performed by the Company to the reasonable expectation of the New York Attorney General, will resolve all claims against the Company that were alleged by the New York Attorney General in the New York State Action. In connection with the New York Settlement, we also agreed to dismiss the New York Federal Action.

In connection with the New York Settlement, we have agreed to achieve specified metrics concerning telephone number-based, address-based, and cell phone-only sampling, and to take reasonable measures designed to achieve specified metrics concerning sample performance indicator and In-Tab rates (the “Specified Metrics”) in our New York local market PPM radio ratings service by agreed dates. We also will make certain disclosures to users and potential users of our audience estimates, report to the New York Attorney General on our performance against the Specified Metrics, and make all reasonable efforts in good faith to obtain and retain accreditation by the MRC of our New York local market PPM ratings service. If, by October 15, 2009, we have not obtained accreditation from the MRC of our New York local market PPM radio ratings service and also have failed to achieve all of the Specified Metrics, the New York Attorney General reserves the right to rescind the New York Settlement and reinstitute litigation against us for the allegations made in the civil action.

We have paid $200,000 to the New York Attorney General in settlement of the claims and $60,000 for investigative costs and expenses.

On October 9, 2008, the Company and certain of our executive officers received subpoenas from the New York Attorney General regarding, among other things, the commercialization of the PPM radio ratings service in New York and purchases and sales of Arbitron securities by those executive officers. The New York Settlement does not affect these subpoenas.

New Jersey

On October 10, 2008, we commenced a civil action in the United States District Court for the District of New Jersey, seeking a declaratory judgment and injunctive relief against the New Jersey Attorney General to prevent any attempt by the New Jersey Attorney General to restrain our publication of our PPM listening estimates (the “New Jersey Federal Action”).

On October 10, 2008, the State of New Jersey commenced a civil action against us in the Superior Court of New Jersey for Middlesex County, alleging violations of New Jersey consumer fraud and civil rights laws relating to the marketing and commercialization in New Jersey of our PPM radio ratings service (the “New Jersey State Action”). The lawsuit sought civil penalties and an order preventing us from continuing to publish our PPM listening estimates in New Jersey.

On January 7, 2009, we joined in a Final Consent Judgment (the “New Jersey Settlement”) in connection the “New Jersey State Action”. The New Jersey Settlement, when fully executed and performed by the Company to the reasonable expectation of the New Jersey Attorney General, will resolve all claims against the Company that were alleged by the New Jersey Attorney General in the New Jersey State Action. In connection with the New Jersey Settlement, we also agreed to dismiss the New Jersey Federal Action. As part of the New Jersey Settlement, the Company denies any liability or wrongdoing.

In connection with the New Jersey Settlement, we have agreed to achieve, and in certain circumstances to take reasonable measures designed to achieve, Specified Metrics in our New York and Philadelphia local market PPM radio ratings services by agreed dates. We also will make certain disclosures to users and potential users of our audience estimates, report to the New Jersey Attorney General on our performance against the Specified Metrics, and make all reasonable efforts in good faith to obtain and retain accreditation by the MRC of our New York and Philadelphia local market PPM ratings services. If, by December 31, 2009, we have not obtained accreditation from the MRC of either our New York and Philadelphia local market PPM radio ratings service and also have failed to achieve all of the Specified Metrics, the New Jersey Attorney General reserves the right to rescind the New Jersey Settlement and reinstitute litigation against us for the allegations made in the New Jersey Action.

The Company has paid $130,000 to the New Jersey Attorney General for investigative costs and expenses.

Jointly in connection with the New York Settlement and the New Jersey Settlement the Company also will create and fund a non-response bias study in the New York market, fund an advertising campaign promoting minority radio in major trade journals, and pay a single lump sum of $100,000 to the National Association of Black Owned Broadcasters (“NABOB”) for a joint radio project between NABOB and the Spanish Radio Association to support minority radio.

Maryland

On February 6, 2009 we announced that we had reached an agreement with the Office of the Attorney General of Maryland regarding our PPM radio ratings services in the Washington, DC and Baltimore local markets. In connection with the Washington, DC local market we agreed to achieve, and in certain circumstances take reasonable measures designed to achieve Specified Metrics by agreed dates. We will also make certain disclosures to users and potential users of our audience estimates and take all reasonable efforts to obtain accreditation by the MRC of our Washington, DC local market PPM service. We have agreed to use comparable methods and comply with comparable terms in connection with the commercialization of the PPM service in the Baltimore local market that reflect the different demographic characteristics of that local market and the timetable for commercializing the PPM service in the Baltimore local market. Arbitron and the Maryland Attorney General will agree to the specific comparable terms at a later date.

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

We did not submit any matters to a vote of our stockholders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ARB.” As of February 23, 2009, there were 26,433,016 shares outstanding and 6,056 stockholders of record of our common stock.

The following table sets forth the high and low sale prices of our common stock as reported on the NYSE Composite Tape and the dividends declared per share of our common stock for each quarterly period for the past two years ended December 31, 2008 and 2007.

2008	1Q	2Q	3Q	4Q	Full Year

High	$46.24	$51.50	$50.87	$44.69	$51.50
Low	$38.49	$43.15	$43.98	$9.90	$9.90
Dividend	$0.10	$0.10	$0.10	$0.10	$0.40

2007	1Q	2Q	3Q	4Q	Full Year

High	$48.76	$53.42	$55.63	$52.15	$55.63
Low	$42.45	$46.69	$44.90	$34.81	$34.81
Dividend	$0.10	$0.10	$0.10	$0.10	$0.40

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

On November 14, 2007, our Board of Directors authorized a program to repurchase up to $200.0 million in shares of our outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of up to two years through November 14, 2009. As of February 23, 2009, 2,247,000 shares of outstanding common stock had been repurchased under this program for $100.0 million.

Arbitron Purchases of Equity Securities

			Total Number	Maximum Dollar Value
	Total Number of	Average Price	of Shares Purchased	of Shares That May
	Shares	Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Program	Under the Program

October 1 - December 31	—	$—	—	$100,001,436

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read together with the information under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Arbitron’s consolidated financial statements and related notes included in this Annual Report on Form 10-K. Our statements of income for the years ended December 31, 2008, 2007, and 2006 and balance sheet data as of December 31, 2008, and 2007 set forth below are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of income data for the year ended December 31, 2004 and 2005, and balance sheet data as of December 31, 2006, 2005 and 2004 are derived from audited consolidated financial statements of Arbitron not included in this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Statement of Income Data
Revenue	$368,824	$338,469	$319,335	$300,368	$285,963
Costs and expenses	312,359	279,187	243,386	206,718	195,254

Operating income	56,465	59,282	75,949	93,650	90,709
Equity in net income of affiliates	6,677	4,057	7,748	7,829	7,552

Income from continuing operations before interest and income tax expense	63,142	63,339	83,697	101,479	98,261
Interest (income) expense, net	1,593	(1,453)	3,092	971	6,897

Income from continuing operations before income tax expense	61,549	64,792	80,605	100,508	91,364
Income tax expense	24,330	24,288	30,259	33,218	30,966

Income from continuing operations	37,219	40,504	50,346	67,290	60,398
Income (loss) from discontinued operations, net of taxes	(39)	(324)	312	18	167

Net income	$37,180	$40,180	$50,658	$67,308	$60,565

Net Income Per Weighted Average Common Share
Basic
Continuing operations	$1.37	$1.38	$1.68	$2.16	$1.95
Discontinued operations	(0.00)	(0.01)	0.01	0.00	0.01

Net income per share, basic	$1.37	$1.37	$1.69	$2.16	$1.96

Diluted
Continuing operations	$1.37	$1.37	$1.67	$2.14	$1.92
Discontinued operations	(0.00)	(0.01)	0.01	0.00	0.01

Net income per share, diluted	$1.36	$1.35	$1.68	$2.14	$1.92

Cash dividends declared per share	$0.40	$0.40	$0.40	$0.40	$—
Weighted average common shares used in calculations
Basic	27,094	29,399	29,937	31,179	30,972
Diluted	27,259	29,665	30,086	31,500	31,471
Balance Sheet Data
Current assets	$73,845	$68,618	$105,545	$160,926	$120,161
Total assets	199,597	180,543	210,320	254,708	199,949
Long-term debt, including the short-term portion thereof	85,000	12,000	—	50,000	50,000
Stockholders’ equity (deficit)	$(14,495)	$48,200	$89,256	$96,182	$49,208
Share-based Compensation Data
Share-based compensation expense	$8,415	$6,532	$6,545	$426	$188

Certain per share data amounts may not total due to rounding.

We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payments (“SFAS No. 123R”) as of January 1, 2006. Share-based awards were previously accounted for under Accounting Principles Board (“APB”) opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). See Note 15 to the Notes to the Consolidated Financial Statements for further discussion and analysis.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto that follow in this Annual Report on Form 10-K.

Overview

Historically, our quantitative radio ratings services and related software have accounted for a substantial majority of our revenue. Our radio audience ratings services represented 81 percent, 79 percent, and 79 percent of our total revenue in 2008, 2007, and 2006, respectively. The related software revenues represented nine percent of our total revenue in each of 2008, 2007, and 2006. While we expect that our quantitative radio ratings services and related software will continue to account for the majority of our revenue for the foreseeable future, we are actively seeking opportunities to diversify our revenue base by, among other things, leveraging the investment we have made in our PPM technology by exploring applications of the technology beyond our domestic radio ratings business.

We have entered into multi-year agreements with many of our largest customers, including agreements for PPM-based ratings as we commercialize the service in the PPM Markets. These agreements generally provide for a higher license fee for PPM-based ratings than we charge for Diary-based ratings. As a result, we expect that the percentage of our revenues derived from our radio ratings and related software is likely to increase as we commercialize the PPM service. Growth in revenue is expected for 2009, in particular, due to a full year impact of revenue recognized for the 12 PPM Markets commercialized in the latter half of 2008, as well as the partial year impact related to the 19 PPM Markets scheduled for commercialization at various times during 2009. The full revenue impact of the launch is also not expected to occur in the first year of commercialization for each of these markets because our customer contracts allow for phased-in pricing toward the higher PPM service rate over a period of time.

The signing of Cumulus and Clear Channel with Nielsen for the radio ratings service in certain small to mid-sized markets is anticipated to adversely impact our expected revenue by approximately $5.0 million in 2009 and thereafter the impact will be approximately $10.0 million per year on our expected annual revenue. Due to the current economic downturn’s impact on anticipated sales of discretionary services, as well as the high penetration of our current services in the radio station business, we expect that our future annual organic rate of revenue growth from our quantitative Diary-based radio ratings services will be slower than historical trends. Our net revenue growth for 2009 is expected to approximate the same percentage rate of growth as that of 2008.

We depend on a limited number of key customers for our radio ratings services and related software. For example, in 2008, Clear Channel represented 18 percent of our total revenue. The agreement between Clear Channel and us for services in markets outside of the PPM Markets in which Clear Channel operates, as well as the national RADAR service, expired on December 31, 2008. These services accounted for approximately seven percent of our 2008 revenue. We are currently in negotiations with Clear Channel regarding new license agreements for all Clear Channel stations whose contracts have expired. We cannot provide any assurances that we could replace the revenue that would be lost if any of our key customers failed to review all or part of their agreements with us. The loss of any key customer would materially impact our business, financial position, and operating results. Because many of our largest customers own and operate radio stations in markets that we expect to transition to PPM measurement, we expect that our dependence on our largest customers will continue for the foreseeable future.

Commercialization of our PPM radio ratings service has and will continue to require a substantial financial investment. We believe our cash generated from operations, as well as access to our existing credit facility, is sufficient to fund such requirements. We currently estimate that the capital expenditures associated with the PPM service in 2009 will be approximately $25.0 million. As we have anticipated, our efforts to support the commercialization of our PPM ratings service have had a material negative impact on our results of operations. The amount of capital required for deployment of our PPM ratings service and the impact on our results of operations will be greatly affected by the speed of the commercialization. We anticipate that PPM costs and expenses will accelerate six to nine months in advance of the commercialization of each PPM Market as we build the panels. These costs are incremental to the costs associated with our Diary-based ratings service. Our cell phone-only household recruitment initiatives in both the Diary and PPM services will also increase our cost of revenue. Growth in revenue and earnings per share remain our most important financial goals. Protecting and supporting our existing customer base, ensuring our products and services are competitive from a price, quality and service perspective and generating financial returns are critical components to this overall goal. There can be no guarantees that we will be able to restore operating margins to historical levels.

We continue to operate in a highly challenging business environment in the markets and industries we serve. Our future performance will be impacted by our ability to address a variety of challenges and opportunities in these markets and industries, including our ability to continue to maintain and improve our PPM service, and manage increased costs for data collection, arising among other ways, from increased numbers of cell phone-only households, which are more expensive to recruit than households with landline phones. We will also seek to pursue MRC accreditation in all of our PPM Markets, and develop and implement effective and efficient technological solutions to measure multimedia and advertising.

General Economic Conditions

Our clients derive most of their revenue from transactions involving the sale or purchase of advertising. During challenging economic times, advertisers may reduce advertising expenditures, impacting advertising agencies and media. As a result, advertising agencies and media may be less likely to purchase our services.

Continued market disruptions could cause broader economic downturns, which also may lead to lower demand for our services, increased incidence of customers’ inability to pay their accounts, an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable, or insolvency of our customers. During the fourth quarter of 2008 and into 2009, we have observed an increase in the average number of days our sales have been outstanding before we have received payment and have received some requests for pricing concessions from our customers.

Lawsuits and Governmental Interactions

During 2008, we were involved in a number of significant civil actions and governmental interactions primarily related to the commercialization of our PPM service. For additional information regarding the Company’s legal interactions, see “Item 3. — Legal Proceedings.” The net legal costs and expenses incurred by us in connection with these matters have been material. We can provide no assurance that we will not continue to incur legal costs and expenses at comparable rates in the future.

Discontinued Operation

On January 31, 2008, we sold the Continental Research business. Additional information regarding the sale is provided in Note 3 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Project Apollo Affiliate Termination

We formed Project Apollo LLC (“Project Apollo”) with Nielsen to explore the commercialization of a national marketing research service with the objective of providing multimedia exposure data combined with sales data from a single source to produce a measure of advertising effectiveness. On February 25, 2008, we announced that we and Nielsen, as sole members, had agreed to terminate Project Apollo. Of the $1.9 million recognized by us for our share of the net costs incurred by Project Apollo for the year ended December 31, 2008, $1.3 million relates to its wind-down and liquidation, which was completed by June 30, 2008. We expect to continue investing in and developing opportunities that leverage our existing PPM technologies and that allow us to continue to pursue multi-media solutions for audience measurement.

Impact of Hurricane Ike

We are in the process of assessing the losses incurred from storm damage and business interruption in Houston and the surrounding areas within the Hurricane Ike impact zone. As a result of the relocation of sample respondents and lack of essential services during and following the hurricane, Houston-Galveston PPM data was issued for only three of the four weeks in the September 2008 survey and two of the four weeks in the October 2008 survey. We estimate a related revenue loss of approximately $0.4 million. Due to the permanent closing of our Houston call center, which suffered heavy storm damage, additional labor costs were incurred as more shifts were run at our other call centers in order to replace the lost capacity. We estimate that the business interruption costs associated with the storm were approximately $1.5 million. We believe that $1.0 million of the $1.9 million aggregate loss for Hurricane Ike are recoverable through insurance proceeds.

Stock Repurchases

On November 14, 2007, our Board of Directors authorized a program to repurchase up to $200.0 million in shares of our outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices through November 14, 2009. As of February 23, 2009, 2,247,000 shares of common stock had been repurchased under this program for $100.0 million.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that both are important to the presentation of our financial position and results of operations, and require our most difficult, complex or subjective judgments.

We capitalize software development costs with respect to significant internal use software initiatives or enhancements in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The costs are capitalized from the time that the preliminary project stage is completed and management considers it probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are amortized over periods of three to five years. We perform an assessment quarterly to determine if it is probable that all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value. As of December 31, 2008, and 2007, our capitalized software developed for internal use had carrying amounts of $22.8 million and $20.1 million, respectively, including $13.3 million and $10.2 million, respectively, of software related to the PPM service.

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

In accordance with FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes, we include, in our tax calculation methodology, an assessment of the uncertainty in income taxes by establishing recognition thresholds for our tax positions before being recognized in the financial statements. Inherent in our calculation are critical judgments by management related to the determination of the basis for our tax positions. FIN No. 48 provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. For further information, see Note 13 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

We expect to submit claims for two insurance recoveries. The first involves a number of legal matters and governmental actions for which we have incurred a material amount of legal costs and expenses. We estimated that $4.8 million of these costs and expenses are recoverable through insurance proceeds. This amount is recorded in prepaid and other current assets as of December 31, 2008. We also recorded a $1.0 million insurance recovery in prepaids and other current assets as of December 31, 2008, related to damages and business interruption losses incurred during Hurricane Ike. It is possible that the actual recoveries related to these events will be greater or less than our estimates.

Results of Operations

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

The following table sets forth information with respect to our consolidated statements of income for the years ended December 31, 2008 and 2007.

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Years Ended		Increase		Percentage of
	December 31,		(Decrease)		Revenue
	2008	2007	Dollars	Percent	2008	2007

Revenue	$368,824	$338,469	$30,355	9.0%	100.0%	100.0%

Costs and expenses
Cost of revenue	185,632	157,175	28,457	18.1%	50.3%	46.4%
Selling, general and administrative	85,315	79,516	5,799	7.3%	23.1%	23.5%
Research and development	41,412	42,496	(1,084)	(2.6)%	11.2%	12.6%

Total costs and expenses	312,359	279,187	33,172	11.9%	84.7%	82.5%

Operating income	56,465	59,282	(2,817)	(4.8)%	15.3%	17.5%
Equity in net income of affiliates	6,677	4,057	2,620	64.6%	1.8%	1.2%

Income from continuing operations before interest and tax expense	63,142	63,339	(197)	(0.3)%	17.1%	18.7%
Interest income	623	2,118	(1,495)	(70.6)%	0.2%	0.6%
Interest expense	2,216	665	1,551	233.2%	0.6%	0.2%

Income from continuing operations before income tax expense	61,549	64,792	(3,243)	(5.0)%	16.7%	19.1%
Income tax expense	24,330	24,288	42	0.2%	6.6%	7.2%

Income from continuing operations	37,219	40,504	(3,285)	(8.1)%	10.1%	12.0%
Discontinued operations
Loss from discontinued operations, net of taxes	(462)	(324)	(138)	42.6%	(0.1)%	(0.1)%
Gain on sale, net of taxes	423	—	423	NM	0.1%	0.0%

Total loss from discontinued operations, net of taxes	(39)	(324)	285	(88.0)%	(0.0)%	(0.1)%

Net income	$37,180	$40,180	$(3,000)	(7.5)%	10.1%	11.9%

Income per weighted average common share
Basic
Continuing operations	$1.37	$1.38	$(0.01)	(0.7)%
Discontinued operations	—	(0.01)	0.01	—

Net income per share, basic	$1.37	$1.37	$—	0.0%

Diluted
Continuing operations	$1.37	$1.37	$—	0.0%
Discontinued operations	—	(0.01)	0.01	—

Net income per share, diluted	$1.36	$1.35	$0.01	0.7%

Cash dividends declared per common share	$0.40	$0.40	$—	—

Certain per share data and percentage amounts may not total due to rounding.

NM — not meaningful

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Years Ended		Increase
	December 31,		(Decrease)
	2008	2007	Dollars	Percent

Other data:
EBIT(1)	$63,142	$63,339	$(197)	(0.3)%
EBITDA(1)	$80,605	$75,889	$4,716	6.2%
EBIT and EBITDA Reconciliation(1)
Income from continuing operations	$37,219	$40,504	$(3,285)	(8.1)%
Income tax expense	24,330	24,288	42	0.2%
Interest (income)	(623)	(2,118)	1,495	(70.6)%
Interest expense	2,216	665	1,551	233.2%

EBIT(1)	63,142	63,339	(197)	(0.3)%
Depreciation and amortization	17,463	12,550	4,913	39.1%

EBITDA(1)	$80,605	$75,889	$4,716	6.2%

(1)	EBIT (earnings before interest and income taxes) and EBITDA (earnings before interest, income taxes, depreciation and amortization) are non-GAAP financial measures that we believe are useful to investors in evaluating our results. For further discussion of these non-GAAP financial measures, see paragraph below entitled “EBIT and EBITDA.”

The following table sets forth information with regard to pension settlement costs and expenses recognized under SFAS No. 88, (“SFAS No. 88”) Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits for the year ended December 31, 2008. Refer to Note 14 in the Notes to Consolidated Financial Statements for additional information regarding the recognition of these pension settlements.

(Dollars in thousands)
2008

Cost of revenue	$885
Selling, general, and administrative	484
Research and development	301

Total costs and expenses	$1,670

Revenue.  Revenue increased 9.0% for the year ended December 31, 2008, as compared to 2007, due primarily to the commercialization of 12 additional PPM markets during 2008, a full year of currency revenue associated with the Houston-Galveston and Philadelphia markets commercialized in the first half of 2007, and increases related to the radio ratings subscriber base, contract renewals, and price escalations in multiyear customer contracts for our PPM service and Diary-based quantitative rating business. During the last three years, our efforts to support the commercialization of our PPM ratings service have had a material negative impact on our results of operations. Despite the growth in revenue for the year ended December 31, 2008, we anticipate that we will continue to incur additional costs related to the continued commercialization of the PPM service across the various PPM Markets. In 2009, we expect to commercialize 19 PPM Markets. Despite the increase in revenue that is anticipated from this increased commercialization, the full impact of commercialization on our anticipated revenue does not occur in the first year of commercialization for each individual market. This is because these 19 markets are scheduled to commercialize throughout the year and our customer contracts allow for phased-in pricing toward the higher PPM service rate over a period of time. The signing of Cumulus and Clear Channel with Nielsen for the radio ratings service in certain small to mid-sized markets is anticipated to adversely impact our expected revenue by approximately $5.0 million in 2009 and thereafter the impact will be approximately $10.0 million per year on our expected annual revenue.

Cost of Revenue.  Cost of revenue increased by 18.1% for the year ended December 31, 2008, as compared to 2007. The increase in cost of revenue was largely attributable to a $24.8 million increase associated with our PPM ratings service, which was due primarily to increased costs related to additional markets commercialized in 2008 and certain markets expected to be commercialized in 2009. The increase in cost of revenue for 2008, as compared to 2007, also includes a $3.5 million increase in costs spent on initiatives in support of our Diary rating business. We expect that our cost of revenue will continue to increase as a result of our efforts to support the continued commercialization of the PPM service over the next two years. Cell phone-only household recruitment initiatives in both the Diary and PPM services will also increase our cost of revenue.

Selling, General, and Administrative.  Selling, general, and administrative expense increased by 7.3% for the year ended December 31, 2008, as compared to 2007, due primarily to a $5.8 million increase in legal costs, net of anticipated insurance recoveries, related to certain legal matters and governmental interactions, a $1.7 million increase in marketing efforts mainly related to supporting our PPM service, and a $1.7 million increase in non-cash share-based compensation for the year ended December 31, 2008, as compared to 2007, partially offset by a $2.9 million decrease from cost-saving initiatives in our sales and marketing divisions.

Research and Development.  Research and development expense decreased 2.6% during the year ended December 31, 2008, as compared to 2007. The decrease in research and development expenses resulted primarily from a $4.3 million reduction associated with the development of the next generation of our client software, and a $1.2 million decrease in expenses associated with the development of our accounts receivable and contract management system, largely offset by a $2.2 million increase related to applications and infrastructure to support our PPM service, a $1.4 million increase associated with supporting our Diary service, and $0.8 million in increased expenses incurred in expanding our technology operations in India.

Equity in Net Income of Affiliates.  Equity in net income of affiliates increased by 64.6% due to the termination of the Project Apollo affiliate in June 2008. Project Apollo losses were reported for four quarters during the year ended December 31, 2007 and only two quarters during 2008. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Project Apollo Termination” for a description of the decision to terminate Project Apollo.

Interest Income.  Interest income decreased by 70.6% due to a $30.9 million decrease in the average aggregate cash and short-term investment balance for the year ended December 31, 2008, as compared to 2007. See “— Liquidity and Capital Resources” for further information regarding our use of cash.

Interest Expense.  Interest expense increased by 233.2% due to the interest incurred on average debt of $57.2 million for the year ended December 31, 2008, as compared to $4.5 million of average debt outstanding during 2007. The interest expense incurred during 2007 was primarily related to ongoing credit facility fees and the scheduled amortization of deferred financing costs.

Net Income.  Net income decreased 7.5% for the year ended December 31, 2008, as compared to the same period in 2007, due primarily to our continuing efforts to further build and operate our PPM service panels for markets launched in the third quarter of 2008, including New York, Nassau-Suffolk (Long Island), Middlesex-Somerset-Union, Los Angeles, Riverside-San Bernardino, Chicago, San Francisco, and San Jose; and those markets commercialized in the fourth quarter of 2008 and the first quarter of 2009, including Atlanta, Dallas-Ft. Worth, Washington DC, Detroit, and Boston. Net income was also negatively impacted by certain lawsuits and governmental interactions occurring in 2008, a portion of which is not expected to be covered by insurance, as well as cost and expenses related to pension settlements recognized under SFAS No. 88. These decreases to net income were partially offset by cost reductions associated with research and development and the termination of the Project Apollo affiliate, which was operating at a loss. We expect that the year-over-year net income reduction trend that was noted for 2008, as well as the previous two years, will reverse in 2009 as a result of the continued commercialization of our PPM service.

EBIT and EBITDA.  We believe that presenting EBIT and EBITDA, both non-GAAP financial measures, as supplemental information helps investors, analysts, and others, if they so choose, in understanding and evaluating our operating performance in some of the same manners that we do because EBIT and EBITDA exclude certain items that are not directly related to our core operating performance. We reference these non-GAAP financial measures in assessing current performance and making decisions about internal budgets, resource allocation and financial goals. EBIT is calculated by deducting interest income from income from continuing operations and adding back interest expense and income tax expense to income from continuing operations. EBITDA is calculated by deducting interest income from income from continuing operations and adding back interest expense, income tax expense, and depreciation and amortization to income from continuing operations. EBIT and EBITDA should not be considered substitutes either for income from continuing operations, as indicators of our operating performance, or for cash flow, as measures of our liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. EBIT decreased by 0.3% for the year ended December 31, 2008, as compared to 2007, due primarily to continuing efforts and expenditures to further build our PPM service panels in accordance with the PPM Market commercialization schedule, as well as cost and expenses related to pension settlements recognized under SFAS No. 88. These decreases in earnings were substantially offset by higher revenues incurred in 2008, relating in large part to the commercialization of 12 PPM Markets in 2008, cost reductions related to research and development, and lower affiliate share losses incurred as a result of our termination of the Project Apollo LLC in June 2008. EBITDA increased 6.2% because this non-GAAP financial measure excludes depreciation and amortization, which for 2008, experienced an increasing net trend resulting from higher PPM capital expenditures in 2008, as compared to 2007.

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

Revenue.  Revenue increased 6.0% for the year ended December 31, 2007, as compared to the same period in 2006, due primarily to $14.7 million of increases related to the radio ratings subscriber base, contract renewals, and price escalations in multiyear customer contracts for our quantitative data license revenue, a $3.4 million increase in Scarborough revenue resulting primarily from new business contracts, and a $2.1 million increase in PPM International revenues, partially offset by decreased national marketing pilot panel revenues, which due to the formation of Project Apollo LLC in February 2007, were now being recorded directly by the affiliate. Effective with the formation of Project Apollo LLC, we recorded our share of Project Apollo’s net operating results through the equity in net income of affiliates line of our consolidated income statement.

Cost of Revenue.  Cost of revenue increased by 30.2% for the year ended December 31, 2007, as compared to the same period in 2006. Cost of revenue increased as a percentage of revenue to 46.4% in 2007 from 37.8% in 2006. The increase in cost of revenue was largely attributable to an increase in our quantitative, qualitative and software application services of $41.8 million, which was comprised substantially of a $21.1 million increase in PPM service rollout costs largely associated with the management and recruitment of the PPM panels for the Philadelphia, New York, Los Angeles, and Chicago markets; a $9.7 million increase in expenses associated with PPM ratings costs that were classified as research and development in 2006 and as cost of revenue in 2007; a $1.7 million increase in Diary data collection and processing costs; and a $3.1 million increase associated with response rate initiatives; a $2.2 million increase in royalties, substantially associated with our Scarborough affiliate; a $2.0 million increase due to operating costs associated with the opening of a third participant interviewing center during the first quarter of 2007; and a $1.7 million increase associated with computer center costs. Additionally, PPM International cost of revenues increased by $1.1 million for the year ended December 31, 2007, as compared to the same period in 2006. These increases were partially offset by a $6.5 million decrease in national marketing research service costs, which due to the formation of Project Apollo, were being expensed directly by the affiliate. We recorded our share of Project Apollo’s net operating results through the equity in net income of affiliates line of our consolidated income statement.

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

Liquidity and Capital Resources

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

Working capital, which is the amount by which our current assets exceed (are less than) our current liabilities, was ($28.6) million and ($45.8) million as of December 31, 2008, and 2007, respectively. Excluding the deferred revenue liability, which does not require a significant additional cash outlay, working capital was $28.7 million and $20.9 million as of December 31, 2008, and 2007, respectively. Cash and cash equivalents were $8.7 million and $21.1 million as of December 31, 2008, and 2007, respectively. We expect that our cash position as of December 31, 2008, cash flow generated from operations, and our available revolving credit facility (“Credit Facility”) will be sufficient to support our operations for the next 12 to 24 months.

Net cash provided by operating activities was $44.9 million and $65.1 million for the years ended December 31, 2008, and 2007, respectively. Of this $20.2 million decrease in operating activities, a $12.7 million change is associated with increased accounts receivable balances, which resulted from both higher PPM service billings recorded in conjunction with the commercialization of 12 PPM Markets in the latter half of 2008, and also from decreased collections from our customers in the midst of a declining economy, which has had an adverse impact on the radio industry. Because PPM-derived surveys deliver more frequently than Diary surveys, revenue was recognized sooner for the 12 PPM Markets commercialized in 2008 than historical trends and consequently, a $10.6 million change in deferred revenue occurred for the year ended December 31, 2008, as compared to 2007. Net cash provided by operating activities also reflects a $6.3 million increase in prepaids and other current assets, which consists largely of a $5.8 million insurance claim receivable recorded in 2008 for cost recoveries related to certain legal matters, governmental interactions, and Hurricane Ike business interruption loss and damages.

These reductions in cash provided by operating activities were partially offset by a $5.9 million increase in cash flows from operating activities related to accrued expenses and other current liabilities, which was comprised primarily of a $2.1 million fluctuation in payroll, bonus, and benefit accruals during both 2008 and 2007, a $1.8 million accrual elimination in 2007 related to the expiration of Project Apollo cost sharing arrangements, and a $1.7 million increase associated with accrued taxes. In addition, operating activities were impacted by a $5.4 million increase in depreciation related to increased PPM equipment capital expenditures for 2008, as compared to 2007.

Net cash used in investing activities was $31.5 million and $0.7 million for the years ended December 31, 2008, and 2007, respectively. This $30.8 million increase in cash used in investing activities was primarily due to $27.6 million of net short-term investment sales made during 2007. No investment purchases or sales activity occurred during 2008. Prior to the end of 2007, all of our short-term investments were sold to help fund the completion of our then authorized $100.0 million stock repurchase program. For further information regarding the impact to our consolidated financial statements of our stock repurchase programs, see the discussion of the net financing activities below.

The change in cash flow associated with investing activities was also impacted by a $6.7 million increase in capital spending in 2008, primarily related to PPM equipment and PPM-related software capitalization, as well as machinery and equipment purchased in conjunction with expanding our research and development subsidiary in India. These cash outflows were partially offset by a $2.2 million net cash inflow related to our discontinued operation (i.e., Continental). See Note 3 — Discontinued Operations to the Notes to Consolidated Financial Statements in this Form 10-K for further information.

Net cash used in financing activities was $26.9 million and $76.0 million for the years ended December 31, 2008, and 2007, respectively. This $49.1 million decrease in net cash used in financing activities was due largely to $61.0 million in increased net borrowings under our Credit Facility to assist our cash flow from operations with funding our stock repurchase program in 2008 as compared to 2007. This decrease in net cash used was partially offset by a reduction in proceeds from stock option exercises resulting primarily from a decrease in our average stock price during the latter half of 2008.

On December 20, 2006, we entered into an agreement with a consortium of lenders to provide up to $150.0 million of financing to us through a five-year, unsecured revolving credit facility. The agreement contains an expansion feature for us to increase the total financing available under the Credit Facility to $200.0 million with such increased financing to be provided by one or more existing Credit Facility lending institutions, subject to the approval of the lending banks, and/or in combination with one or more new lending institutions, subject to the approval of the Credit Facility’s administrative agent. Interest on borrowings under the Credit Facility is calculated based on a floating rate for a duration of up to six months as selected by us.

Our Credit Facility contains financial terms, covenants and operating restrictions that potentially restrict our financial flexibility. Under the terms of the Credit Facility, we are required to maintain certain leverage and coverage ratios and meet other financial conditions. The agreement potentially limits, among other things, our ability to sell assets, incur additional indebtedness, and grant or incur liens on our assets. Under the terms of the Credit Facility, all of our material domestic subsidiaries, if any, guarantee the commitment. Currently, we do not have any material domestic subsidiaries as defined under the terms of the Credit Facility. Although we do not believe that the terms of our Credit Facility limit the operation of our business in any material respect, the terms of the Credit Facility may restrict or prohibit our ability to raise additional debt capital when needed or could prevent us from investing in other growth initiatives. Our outstanding borrowings increased from $12.0 million at December 31, 2007, to $85.0 million at December 31, 2008 to supplement our cash flow from operations in the funding of our outstanding stock repurchase program. We have been in compliance with the terms of the Credit Facility since the agreement’s inception. As of February 23, 2009, we had $75.0 million in outstanding debt under the Credit Facility.

On November 14, 2007, our Board of Directors authorized a program to repurchase up to $200.0 million in shares of our outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of up to two years through November 14, 2009. As of February 23, 2009, 2,247,400 shares of outstanding common stock had been repurchased under this program for $100.0 million.

In 2008 and 2007, the Board continued to approve the payment of quarterly dividends of $.10 per common share to the stockholders of record as of the close of business on the 15th of each quarter-end month. For 2008 and 2007, a quarterly dividend payment was made in the month following each quarter-end. There is no assurance that the quarterly dividend will continue.

Commercialization of our PPM radio ratings service requires and will continue to require a substantial financial investment. We believe our cash generated from operations, as well as access to the Credit Facility, is sufficient to fund such requirements for the next 12 to 24 months. We currently estimate that the 2009 capital expenditures related to the PPM service will be approximately $25.0 million. The amount of capital required for further deployment of our PPM ratings service and the impact on our results of operations will be greatly affected by the speed of commercialization. We anticipate that PPM costs and expenses will accelerate six to nine months in advance of the commercialization of each PPM Market as we build the panels. These costs are incremental to the costs associated with our Diary-based ratings service. Cell phone-only household recruitment initiatives in both the Diary and PPM services will also increase our cost of revenue.

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

Working capital, which is the amount by which our current assets exceed (are less than) our current liabilities, was ($45.8) million and ($4.6) million as of December 31, 2007, and 2006, respectively. Excluding the deferred revenue liability, which does not require a significant additional cash outlay, working capital was $20.9 million and $62.0 million as of December 31, 2007, and 2006, respectively. Cash and cash equivalents were $21.1 million and $31.0 million as of December 31, 2007, and 2006, respectively. There were no short-term investments as of December 31, 2007. Short-term investments was $27.6 million as of December 31, 2006.

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

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 31, 2008 (in thousands):

	Payments Due By Period
	Less Than	1 - 3	3 - 5	More Than
	1 Year	Years	Years	5 Years	Total
	(In thousands)

Long-term debt (A)	$1,111	$87,222	$—	$—	$88,333
Operating leases (B)	8,945	15,218	10,956	24,249	59,368
Purchase obligations (C)	5,406	—	—	—	5,406
Contributions for retirement plans (D)	3,536	—	—	—	3,536
Unrecognized tax benefits (E)	192	1,080	148	—	1,420

	$19,190	$103,520	$11,104	$24,249	$158,063

(A)	See Note 10 in the Notes to Consolidated Financial Statements for additional information regarding our revolving credit facility (amounts in table consist of future payments of $85.0 million for long-term borrowings, and $3.3 million for interest).

(B)	See Note 12 in the Notes to Consolidated Financial Statements.

(C)	Other than for PPM equipment purchases, we generally do not make unconditional, noncancelable purchase commitments. We enter into purchase orders in the normal course of business, and they generally do not exceed one-year terms.

(D)	Amount represents an estimate of our cash contribution for 2009 for retirement plans. Future cash contributions will be determined based upon the funded status of the plan. See Note 14 in the Notes to Consolidated Financial Statements.

(E)	The amount related to unrecognized tax benefits under FIN No. 48 in the table includes $0.2 million of interest and penalties. See Note 13 in the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We did not enter into any off-balance sheet arrangements during the years ended December 31, 2008, 2007 or 2006, nor did we have any off-balance sheet arrangements outstanding as of December 31, 2008, or 2007.

New Accounting Pronouncements

FASB Staff Position SFAS No. 132(R)-1 amended SFAS No. 132(R), Employers Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosure requirements are effective for fiscal years ending after December 15, 2009. We do not expect such adoption to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. We adopted SFAS No. 157, effective January 1, 2008, for all financial assets and liabilities and the impact to the consolidated financial statements was immaterial. In accordance with FASB Staff Position 157-2, the provisions of SFAS No. 157 are effective for nonfinancial assets and liabilities for fiscal years beginning after November 15, 2008. We are evaluating the impact of adopting the nonfinancial asset and nonfinancial liability provisions of SFAS No. 157, but do not currently expect such adoption, effective January 1, 2009, to have a material impact on our consolidated financial statements.

Effective December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). In accordance with the provisions of SFAS No. 158, the measurement date for measuring plan assets and benefit obligations was required to be as of the date of a company’s fiscal year-end statement of financial position effective for fiscal years ending after December 15, 2008. See Note 14 in the notes to consolidated financial statements for disclosures related to the impact on our consolidated financial statements resulting from our adoption of the measurement date provision of SFAS No. 158, effective December 31, 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We hold our cash and cash equivalents in highly liquid securities.

In December 2006, we entered into an agreement with a consortium of lenders to provide us up to $150.0 million of financing through a five-year, unsecured revolving credit facility. Interest on borrowings under the Credit Facility will be calculated based on a floating rate for a duration of up to six months. We do not use derivatives for speculative or trading purposes. As of December 31, 2008, we reported outstanding borrowings under the Credit Facility of $85.0 million, which is also equal to the obligation’s fair value. A hypothetical market interest rate change of 1% would have an impact of $0.9 million on our results of operations over a 12-month period. A hypothetical market interest rate change of 1% would have no impact on either the carrying amount or the fair value of the Credit Facility.

Foreign Currency Risk

Our foreign operations are not significant at this time, and, therefore, our exposure to foreign currency risk is not material. If we expand our foreign operations, our exposure to foreign currency exchange rate changes could increase.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of the independent registered public accounting firm and financial statements are set forth below (see Item 15(a) for a list of financial statements and financial statement schedules):

ARBITRON INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
  Arbitron Inc.:

We have audited the accompanying consolidated balance sheets of Arbitron Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ (deficit) equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed under item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arbitron Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 14, of the notes to the consolidated financial statements, the Company adopted the recognition and disclosure provisions and the measurement date provisions of Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans as of December 31, 2006 and 2008, respectively and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arbitron Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Baltimore, Maryland
March 2, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
  Arbitron Inc.:

We have audited Arbitron Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Arbitron Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Arbitron Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arbitron Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ (deficit) equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 2, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Baltimore, Maryland
March 2, 2009

ARBITRON INC.

Consolidated Balance Sheets
December 31, 2008 and 2007
(In thousands, except par value data)

	2008	2007

Assets
Current assets
Cash and cash equivalents	$8,658	$21,141
Trade accounts receivable, net of allowance for doubtful accounts of $2,598 in 2008 and $1,688 in 2007	50,037	34,171
Inventory	2,507	829
Prepaid expenses and other current assets	10,167	3,676
Current assets of discontinued operations	—	5,677
Deferred tax assets	2,476	3,124

Total current assets	73,845	68,618
Investment in affiliates	14,901	15,262
Property and equipment, net	62,930	50,183
Goodwill, net	38,500	38,500
Other intangibles, net	950	1,252
Noncurrent assets of discontinued operations	—	1,869
Noncurrent deferred tax assets	7,576	4,089
Other noncurrent assets	895	770

Total assets	$199,597	$180,543

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$15,401	$10,338
Accrued expenses and other current liabilities	29,732	27,702
Current liabilities of discontinued operations	—	4,651
Current portion of long term debt	—	5,000
Deferred revenue	57,304	66,768

Total current liabilities	102,437	114,459
Long-term debt	85,000	7,000
Other noncurrent liabilities	26,655	10,884

Total liabilities	214,092	132,343

Commitments and contingencies	—	—
Stockholders’ (deficit) equity
Preferred stock, $100.00 par value, 750 shares authorized, no shares issued	—	—
Common stock, $0.50 par value, authorized 500,000 shares, issued 32,338 shares as of December 31, 2008, and 2007	16,169	16,169
Net distributions to parent prior to March 30, 2001 spin-off	(239,042)	(239,042)
Retained earnings subsequent to spin-off	226,345	279,996
Common stock held in treasury, 5,928 shares in 2008 and 4,028 shares in 2007	(2,964)	(2,014)
Accumulated other comprehensive loss	(15,003)	(6,909)

Total stockholders’ (deficit) equity	(14,495)	48,200

Total liabilities and stockholders’ (deficit) equity	$199,597	$180,543

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Income
Years Ended December 31, 2008, 2007, and 2006
(In thousands, except per share data)

	2008	2007	2006

Revenue	$368,824	$338,469	$319,335

Costs and expenses
Cost of revenue	185,632	157,175	120,698
Selling, general and administrative	85,315	79,516	78,511
Research and development	41,412	42,496	44,177

Total costs and expenses	312,359	279,187	243,386

Operating income	56,465	59,282	75,949
Equity in net income of affiliates	6,677	4,057	7,748

Income from continuing operations before interest and income tax expense	63,142	63,339	83,697
Interest income	623	2,118	3,010
Interest expense	2,216	665	6,102

Income from continuing operations before income tax expense	61,549	64,792	80,605
Income tax expense	24,330	24,288	30,259

Income from continuing operations	37,219	40,504	50,346
Discontinued operations
(Loss) income from discontinued operations, net of taxes	(462)	(324)	312
Gain on sale of discontinued operations, net of taxes	423	—	—

Total (loss) income from discontinued operations, net of taxes	(39)	(324)	312

Net income	$37,180	$40,180	$50,658

Income per weighted-average common share
Basic
Continuing operations	$1.37	$1.38	$1.68
Discontinued operations	(0.00)	(0.01)	0.01

Net income	$1.37	$1.37	$1.69

Diluted
Continuing operations	$1.37	$1.37	$1.67
Discontinued operations	(0.00)	(0.01)	0.01

Net income	$1.36	$1.35	$1.68

Weighted-average common shares used in calculations
Basic	27,094	29,399	29,937
Potentially dilutive securities	165	266	149

Diluted	27,259	29,665	30,086

Dividends declared per common share outstanding	$0.40	$0.40	$0.40

Note: Certain per share data amounts may not total due to rounding.

ARBITRON INC.

Consolidated Statements of Stockholders’ (Deficit) Equity
Years Ended December 31, 2008, 2007, and 2006
(In thousands)

				Net
				Distributions
				to Parent	Retained		Accumulated
	Number of			Prior to	Earnings	Common Stock	Other	Total
	Shares	Common	Additional	March 31, 2001	Subsequent	Held in	Comprehensive	Stockholders’
	Outstanding	Stock	Paid-in Capital	Spin-off	to Spin-off	Treasury	Loss	(Deficit) Equity

Balance at December 31, 2005	31,044	16,169	94,908	(239,042)	228,211	(647)	(3,417)	96,182
Net income	—	—	—	—	50,658	—	—	50,658
Other comprehensive income (loss)
Foreign currency translation	—	—	—	—	—	—	431	431
Retirement and post-retirement liabilities	—	—	—	—	—	—	5,154	5,154
Income tax expense	—	—	—	—	—	—	(2,140)	(2,140)
Dividends declared	—	—	—	—	(11,964)	—	—	(11,964)
Common stock issued	640	—	19,096	—	—	313	—	19,409
Noncash share-based compensation	—	—	6,538	—	—	7	—	6,545
Common stock repurchased	(1,992)	—	(69,004)	—	—	(996)	—	(70,000)
Tax benefits from share-based awards	—	—	2,060	—	—	—	—	2,060
Impact of SFAS No. 158 adoption	—	—	—	—	—	—	(7,079)	(7,079)

Balance at December 31, 2006	29,692	16,169	53,598	(239,042)	266,905	(1,323)	(7,051)	89,256
Net income	—	—	—	—	40,180	—	—	40,180
Other comprehensive income (loss)
Foreign currency translation	—	—	—	—	—	—	53	53
Retirement and post-retirement liabilities	—	—	—	—	—	—	198	198
Income tax expense	—	—	—	—	—	—	(109)	(109)
Dividends declared	—	—	—	—	(11,783)	—	—	(11,783)
Common stock issued	712	—	20,908	—	—	356	—	21,264
Noncash share-based compensation	—	—	6,532	—	—	—	—	6,532
Common stock repurchased	(2,094)	—	(98,953)	—	—	(1,047)	—	(100,000)
Tax benefits from share-based awards	—	—	2,609	—	—	—	—	2,609
Reclass of negative APIC to retained earnings	—	—	15,306	—	(15,306)	—	—	—

Balance at December 31, 2007	28,310	16,169	—	(239,042)	279,996	(2,014)	(6,909)	48,200

Net income	—	—	—	—	37,180	—	—	37,180
Other comprehensive income (loss)
Foreign currency translation	—	—	—	—	—	—	(1,087)	(1,087)
Retirement and post-retirement liabilities	—	—	—	—	—	—	(12,468)	(12,468)
Income tax benefit	—	—	—	—	—	—	5,238	5,238
Dividends declared	—	—	—	—	(10,826)	—	—	(10,826)
Common stock issued	347	—	—	—	10,065	164	—	10,229
Noncash share-based compensation	—	—	—	—	8,406	9	—	8,415
Common stock repurchased	(2,247)	—	—	—	(98,876)	(1,123)	—	(99,999)
Tax benefits from share-based awards	—	—	—	—	830	—	—	830
Impact of SFAS No. 158 measurement date adoption
Service, interest, and expected return component	—	—	—	—	(207)	—	—	(207)
Amortization of prior service and actuarial loss component	—	—	—	—	(223)	—	223	—

Balance at December 31, 2008	26,410	$16,169	$—	$(239,042)	$226,345	$(2,964)	$(15,003)	$(14,495)

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2008, 2007, and 2006
(In thousands)

	2008	2007	2006

Net income	$37,180	$40,180	$50,658
Other comprehensive (loss) income, net of tax
Change in foreign currency translation adjustment, net of tax benefit (expense) of $429, $(19), and $(168) for 2008, 2007, and 2006, respectively	(658)	34	263
Change in retirement liabilities, net of tax benefit (expense) of $4,809, $(90), and $(1,972) for 2008, 2007, and 2006, respectively	(7,659)	108	3,182

Other comprehensive (loss) income	(8,317)	142	3,445

Comprehensive income	$28,863	$40,322	$54,103

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007, and 2006
(In thousands)

	2008	2007	2006

Cash flows from operating activities
Net income	$37,180	$40,180	$50,658
Less: Income (loss) from discontinued operations, net of taxes	(39)	(324)	312

Income from continuing operations	37,219	40,504	50,346
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation and amortization of property and equipment	17,161	11,773	7,842
Amortization of intangible assets	302	777	1,550
Loss on asset disposals	1,550	1,263	591
Loss due to SFAS No. 88 pension settlements	1,670	—	—
Asset impairment charges	48	831	638
Deferred income taxes	2,400	1,768	3,902
Equity in net income of affiliates	(6,677)	(4,057)	(7,748)
Distributions from affiliate	8,100	7,800	6,800
Bad debt expense	1,636	1,175	890
Non-cash share-based compensation	8,415	6,532	6,545
Changes in operating assets and liabilities
Trade accounts receivable	(17,502)	(4,813)	(6,089)
Prepaid expenses and other assets	(6,184)	124	(690)
Inventory	(1,678)	2,964	(3,351)
Accounts payable	5,352	485	1,178
Accrued expense and other current liabilities	2,307	(3,558)	1,794
Deferred revenue	(9,464)	1,175	4,638
Other noncurrent liabilities	1,426	121	(1,067)
Net operating activities from discontinued operations	(1,194)	198	380

Net cash provided by operating activities	44,887	65,062	68,149

Cash flows from investing activities
Additions to property and equipment	(32,005)	(25,333)	(19,691)
Purchases of short-term investments	—	(170,545)	(456,975)
Proceeds from sales of short-term investments	—	198,170	511,910
Investments in affiliate	(1,062)	(2,885)	—
Payments for business acquisition	(522)	—	—
Net investing activities from discontinued operations	2,123	(60)	128

Net cash (used in) provided by investing activities	(31,466)	(653)	35,372

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	10,331	21,347	19,584
Stock repurchases	(99,999)	(100,000)	(70,000)
Tax benefits realized from share-based awards	830	2,609	1,875
Dividends paid to stockholders	(11,022)	(11,914)	(12,103)
Payments for deferred financing costs	—	—	(447)
Borrowings issued on long-term debt	140,000	35,000	—
Payments of long-term debt	(67,000)	(23,000)	(50,000)

Net cash used in financing activities	(26,860)	(75,958)	(111,091)

Effect of exchange rate changes on cash and cash equivalents	(31)	37	362

Net decrease in cash and cash equivalents	(13,470)	(11,512)	(7,208)
Cash and cash equivalents at beginning of year	22,128	33,640	40,848

Cash and cash equivalents at end of year	$8,658	$22,128	$33,640

Cash and cash equivalents from continuing operations at end of year	8,658	21,141	31,012
Cash and cash equivalents from discontinued operations at end of year	—	987	2,628

Cash and cash equivalents at end of year	$8,658	$22,128	$33,640

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

Basis of Consolidation

The consolidated financial statements of Arbitron Inc. (“Arbitron” or the “Company”) for the year ended December 31, 2008, reflect the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries: Arbitron Holdings Inc., Audience Research Bureau S.A. de C.V., Ceridian Infotech (India) Private Limited, Arbitron International, LLC, and Arbitron Technology Services India Private Limited. All significant intercompany balances and transactions have been eliminated in consolidation. The Company consummated the sale of CSW Research Limited and Euro Fieldwork Limited, a subsidiary of CSW Research Limited, on January 31, 2008. The financial information of CSW Research Limited and Euro Fieldwork Limited has been separately reclassified within the consolidated financial statements as a discontinued operation. See Note 3 for further information.

Description of Business

Arbitron is a leading media and marketing information services firm, primarily serving radio, cable television, advertising agencies, advertisers, retailers, out-of-home media, online media and, through the Company’s Scarborough Research (“Scarborough”) joint venture with The Nielsen Company, broadcast television and print media. The Company currently provides four main services: measuring and estimating radio audiences in local markets in the United States; measuring and estimating radio audiences of network radio programs and commercials; providing software used for accessing and analyzing our media audience and marketing information data; and providing consumer, shopping, and media usage information services.

2.	Summary of Significant Accounting Policies

Revenue Recognition

Syndicated or recurring products and services are licensed on a contractual basis. Revenues for such products and services are recognized over the term of the license agreement as products or services are delivered. Customer billings in advance of delivery are recorded as a deferred revenue liability. Deferred revenue relates primarily to quantitative radio measurement surveys which are delivered to customers in the subsequent quarterly or monthly period. Software revenue is recognized ratably over the life of the agreement in accordance with Statement of Position 97-2, Software Revenue Recognition. Through the standard software license agreement, customers are provided enhancements and upgrades, if any, that occur during their license term at no additional cost. Customer agreements with multiple licenses are reviewed for separation under the provision of Emerging Issues Task Force (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Sales tax charged to customers is presented on a net basis within the consolidated income statement and excluded from revenues.

Expense Recognition

Direct costs associated with the Company’s data collection, diary processing and deployment of the Company’s Portable People Meter ratings business are recognized when incurred and are included in cost of revenue. Selling, general, and administrative expenses are recognized when incurred. Research and development expenses consist primarily of expenses associated with the development of new products and customer software and other technical expenses including maintenance of operations and reporting systems.

Cash Equivalents

Cash equivalents consist primarily of highly liquid investments with insignificant interest rate risk and original maturities of three months or less.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

Short-term Investments

There were no short-term investment assets recorded on the Company’s consolidated balance sheet as of December 31, 2008, and 2007. All of the Company’s short-term investment assets, if any, are classified as available-for-sale securities in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. No short-term investment transactions occurred during 2008. During 2007, and 2006, purchases and sales of short-term investments consisted of the buying and selling of variable rate demand notes and auction rate securities. These investments were investment grade, highly liquid securities. The Company conducted these transactions through various financial institutions which were evaluated for their credit quality. Because the Company’s short-term investment transactions were traded at par, the amount of realized gains and losses included in earnings was zero.

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

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

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

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and effective with the date classified as held for sale, are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale, as well as the results of operations and cash flows of the disposal group, if any, are presented separately in the appropriate sections of the consolidated financial statements for all periods presented.

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

Net Income per Weighted Average Common Share

The computations of basic and diluted net income per weighted-average common share for 2008, 2007, and 2006 are based on the Company’s weighted-average shares of common stock and potentially dilutive securities outstanding.

Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period. As of December 31, 2008, 2007, and 2006, there were options to purchase 1,713,557, 1,685,251, and 2,102,596 shares of the Company’s common stock outstanding, respectively, of which options to purchase 1,646,825, 183,110, and 767,894 shares of the Company’s common stock, respectively, were excluded from the computation of the diluted net income per weighted-average common share, either because the options’ exercise prices were greater than the average market price of the Company’s common shares or assumed repurchases from proceeds from the options’ exercise were antidilutive. The Company elected to use the short-cut

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

method of determining its initial hypothetical tax benefit windfall pool and, in accordance with provisions under SFAS No. 123R, Share-Based Payments, (“SFAS No. 123R”) the assumed proceeds associated with the entire amount of tax benefits for share-based awards granted prior to SFAS No. 123R adoption were used in the diluted shares computation. For share-based awards granted subsequent to the January 1, 2006 SFAS No. 123R adoption date, the assumed proceeds for the related excess tax benefits were considered in the diluted shares computation.

Translation of Foreign Currencies

Financial statements of foreign subsidiaries are translated into United States dollars at current rates at the end of the period except that revenue and expenses are translated at average current exchange rates during each reporting period. Net translation exchange gains or losses and the effect of exchange rate changes on intercompany transactions of a long-term nature are recorded in accumulated other comprehensive loss in stockholders’ (deficit) equity. Gains and losses from translation of assets and liabilities denominated in other than the functional currency of the operation are recorded in income as incurred.

Advertising Expense

The Company recognizes advertising expense the first time advertising takes place. Advertising expense for the years ended December 31, 2008, 2007 and 2006, was $1.8 million, $1.7 million and $1.8 million, respectively.

Accounting Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items, if any, subject to such estimates and assumptions may include: valuation allowances for receivables and deferred income tax assets, loss contingencies, and assets and obligations related to employee benefits. Actual results could differ from those estimates.

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

New Accounting Pronouncements

FASB Staff Position SFAS No. 132(R)-1 amended SFAS No. 132(R), Employers Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosure requirements are effective for fiscal years ending after December 15, 2009. The Company does not expect such adoption to have a material impact on the Company’s consolidated financial statements.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The Company adopted SFAS No. 157, effective January 1, 2008, for all financial assets and liabilities and the impact to the consolidated financial statements was immaterial. In accordance with FASB Staff Position 157-2, the provisions of SFAS No. 157 are effective for nonfinancial assets and liabilities for fiscal years beginning after November 15, 2008. The Company is evaluating the impact of adopting the nonfinancial asset and nonfinancial liability provisions of SFAS No. 157, but does not currently expect such adoption, effective January 1, 2009, to have a material impact on the Company’s consolidated financial statements.

Effective December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). In accordance with the provisions of SFAS No. 158, the measurement date for measuring plan assets and benefit obligations was required to be as of the date of a company’s fiscal year-end statement of financial position effective for fiscal years ending after December 15, 2008. See Note 14 in the notes to consolidated financial statements for disclosures related to the impact on the Company’s consolidated financial statements resulting from its adoption of this measurement date provision of SFAS No. 158, effective December 31, 2008 for the Company.

3.	Discontinued Operation

During the fourth quarter of 2007, the Company approved a plan to sell CSW Research Limited (“Continental Research”), which represents a component of the Company’s international operations. On January 31, 2008, the Continental Research business was sold at a gain on sale of $0.4 million. In accordance with SFAS No. 144, the net assets, results of operations, and cash flow activity of Continental Research were reclassified separately as a discontinued operation within the consolidated financial statements for all periods presented. The following tables present key information associated with the net assets and operating results of the discontinued operations for the reporting periods included in the Company’s 2008 consolidated balance sheet and income statement (in thousands):

	December 31,	December 31,
Assets and Liabilities of Discontinued Operations	2008	2007

Cash	$—	$987
Receivables	—	4,112
Deferred taxes-current	—	49
Prepaids and other current assets	—	529

Current assets	—	5,677

Property, plant and equipment	—	46
Goodwill	—	2,058
Deferred taxes-noncurrent	—	(235)

Noncurrent assets	—	1,869

Total assets	$—	$7,546

Accounts payable	$—	$1,499
Accrued expenses and other current liabilities	—	2,526
Deferred revenue	—	626

Total liabilities	$—	$4,651

Accumulated other comprehensive income	$—	$376

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

	Years Ended December 31,
Results of Operations of Discontinued Operations	2008	2007	2006

Revenue	$1,011	$13,578	$9,915

Operating (loss) income	(791)	119	313
Net interest income	7	126	92

(Loss) income before income tax benefit (expense)	(784)	245	405
Income tax benefit (expense)	322	(569)	(93)

(Loss) income from discontinued operations, net of taxes	(462)	(324)	312
Gain on sale, net of taxes	423	—	—

Total (loss) income from discontinued operations, net of tax	$(39)	$(324)	$312

During December 2007, a $1.4 million distribution of accumulated earnings was received by the Company from Continental Research in anticipation of the sale. This distribution was recognized as taxable dividend income in the United States. The related tax accrual was recognized as additional income tax expense and included in the results of discontinued operations for the year ended December 31, 2007.

4.	Inventories

Inventories as of December 31, 2008, and 2007, consisted of $2.5 million and $0.8 million, respectively, of PPM equipment held for resale to international licensees of the PPM service.

5.	Investment in Affiliates

As of December 31, 2008, investment in affiliates consisted of the Company’s 49.5% interest in Scarborough, a syndicated, qualitative local market research partnership. As of December 31, 2007, investment in affiliates also included the Company’s 50.0% interest in Project Apollo LLC, a pilot national marketing research service, which was subsequently terminated on June 30, 2008. Both investments have been accounted for using the equity method of accounting. The following table shows the investment activity for each of the Company’s affiliates during 2008 and 2007. Scarborough was the only affiliate owned by the Company during 2006.

Summary of Investment Activity in Affiliates (in thousands)

	Year Ended December 31, 2008			Year Ended December 31, 2007
	Scarborough	Project Apollo LLC	Total	Scarborough	Project Apollo LLC	Total

Beginning balance	$14,420	$842	$15,262	$13,907	$—	$13,907
Equity in net income (loss)	8,581	(1,904)	6,677	8,313	(4,256)	4,057
Distributions from affiliates	(8,100)	—	(8,100)	(7,800)	—	(7,800)
Non-cash investments in affiliates	—	—	—	—	2,213	2,213
Cash investments in affiliates	—	1,062	1,062	—	2,885	2,885

Ending balance	$14,901	$—	$14,901	$14,420	$842	$15,262

Under the Scarborough partnership agreement, the Company has the exclusive right to license Scarborough’s services to radio stations, cable companies, and out-of-home media, and a nonexclusive right to license Scarborough’s services to advertising agencies and advertisers. The Company pays a royalty fee to Scarborough based on a percentage of revenues. Royalties of $26.8 million, $26.4 million and $24.0 million for 2008, 2007 and

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

2006, respectively, are included in cost of revenue in the Company’s consolidated statements of income. Accrued royalties due to Scarborough as of December 31, 2008, and 2007, of $6.3 million and $6.0 million, respectively, are included in accrued expenses and other current liabilities in the consolidated balance sheets.

Scarborough’s revenue was $69.3 million, $67.4 million and $61.1 million in 2008, 2007 and 2006, respectively. Scarborough’s net income was $17.0 million, $16.6 million and $15.5 million, respectively. Scarborough’s total assets and liabilities were $36.4 million and $2.1 million, and $36.5 million and $3.0 million, as of December 31, 2008, and 2007, respectively.

On February 25, 2008, the Company announced its agreement with Nielsen to terminate Project Apollo LLC. Project Apollo LLC’s revenue was $0.6 million and $3.3 million for the years ended December 31, 2008, and 2007, respectively. As a result of the termination, Project Apollo LLC’s net assets were liquidated as of June 30, 2008. Project Apollo LLC’s assets and liabilities were $3.1 million and $1.4 million as of December 31, 2007, respectively. Project Apollo LLC’s net loss was $3.8 million and $8.5 million for the years ended December 31, 2008, and 2007, respectively.

6.	Property and Equipment

Property and equipment as of December 31, 2008, and 2007 consist of the following (in thousands):

	2008	2007

Purchased and internally developed software	$44,463	$35,089
Portable People Meter equipment	28,915	17,883
Computer equipment	17,327	14,388
Leasehold improvements	14,435	11,910
Machinery, furniture and fixtures	8,828	7,164

	113,968	86,434
Accumulated depreciation and amortization	(51,038)	(36,251)

Property and equipment, net	$62,930	$50,183

	For the Years Ended December 31,
Summary of Other Information	2008	2007	2006

Depreciation and amortization expense	$17,161	$11,773	$7,842
Impairment charges	$48	$831	$638
Interest capitalized during the year	$107	$42	$1,032

7.	Goodwill and Other Intangible Assets

Goodwill is measured for impairment annually as of January 1, under the guidance set forth in SFAS No. 142. In addition, a valuation will be performed when conditions arise that could potentially trigger an impairment. During 2008, 2007 and 2006, the Company tested its goodwill in accordance with SFAS No. 142 and concluded that no impairment charge was required. Intangible assets, which consist primarily of acquired software, customer lists and noncompete agreements, with finite lives are being amortized to expense over their estimated useful lives. As of December 31, 2008 and 2007, the Company had no intangible assets with indefinite useful lives.

	2008	2007	2006

Amortization expense for intangibles	$302	$777	$1,550

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

Future amortization expense for intangible assets is estimated to be as follows:

Amount

2009	$141
2010	$141
2011	$141
2012	$141
2013	$141
Thereafter	$245

In accordance with SFAS No. 144, the net assets, results of operations, and cash flow activity of Continental Research, including any related goodwill, have been reclassified as a discontinued operation held for sale and will be presented separately from the continued operations within the reported consolidated financial statements for all periods presented. See Note 3 for further information.

8.	Prepaids and Other Current Assets

Prepaids and other current assets as of December 31, 2008, and 2007, consists of the following (in thousands):

	2008	2007

Insurance recovery receivables	$5,775	$—
Survey participant incentives and prepaid postage	1,621	1,144
Other	2,771	2,532

Prepaids and other current assets	$10,167	$3,676

During 2008, the Company was involved in a number of significant securities law related legal actions and governmental interactions primarily related to the commercialization of our PPM service. The Company believes the costs associated with certain of these securities law related legal actions and governmental interactions will be eligible for coverage under the Company’s Director’s and Officer’s insurance. The Company incurred $6.2 million in legal fees and costs in defense of its positions during 2008, related to those actions and interactions, of which $4.8 million are probable to be recovered through insurance. The $4.8 million of insurance recovery related to legal costs was reported as a reduction to selling, general, and administrative expense on the income statement. The Company also recorded an insurance claims receivable related to business interruption losses and damages incurred as a result of Hurricane Ike as of December 31, 2008. Estimated revenue losses and estimated net incremental costs associated with the damages to the Company’s Houston operations were $0.4 million and $1.5 million, respectively. The Company believes that $1.0 million of the $1.9 million aggregate loss for Hurricane Ike are probable to be recovered through insurance. The $0.8 million portion of the recovery related to business interruption was reported as a reduction to cost of goods sold and the approximate $0.2 million portion related to property damage was reported as a reduction to selling, general, and administrative expense.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2008, and 2007 consist of the following (in thousands):

	2008	2007

Employee compensation and benefits	$18,609	$17,832
Royalties due to Scarborough	6,318	5,965
Dividend payable	2,633	2,829
Other	2,172	1,076

	$29,732	$27,702

10.	Long-term Debt

Long-term debt as of December 31, 2008, and 2007 was $85.0 million and $12.0 million, respectively. The balance as of December 31, 2007, included $5.0 million of short-term borrowings, which represented the portion of the Company’s revolving credit facility subject to an irrevocable notice of prepayment at that time.

On October 18, 2006, the Company prepaid its then-outstanding senior-secured notes obligation using $50.0 million of its available cash and short-term investments. Under the original terms of the note agreement, the notes carried a fixed interest rate of 9.96% and a maturity date of January 31, 2008. In accordance with the provisions of the note agreement, the Company was obligated to pay an additional make-whole interest amount of $2.6 million. The Company accelerated the amortization of the outstanding balance of deferred financing costs associated with the debenture in the amount of $0.3 million. Both of these amounts were expensed as interest in the Company’s financial statements during 2006.

On December 20, 2006, the Company entered into an agreement with a consortium of lenders to provide up to $150.0 million of financing to the Company through a five-year, unsecured revolving credit facility (the “Credit Facility”) expiring on December 20, 2011. The agreement contains an expansion feature to increase the total financing available under the Credit Facility to $200.0 million with such increased financing to be provided by one or more existing Credit Facility lending institutions, subject to the approval of the lending banks, and/or in combination with one or more new lending institutions, subject to the approval of the Credit Facility’s administrative agent. The Credit Facility includes a $15.0 million maximum letter of credit commitment.

Interest paid in 2008, 2007, and 2006 was $2.3 million, $0.5 million, and $7.5 million, respectively. Interest capitalized in 2008, 2007, and 2006 was $0.1 million, less than $0.1 million, and $1.0 million, respectively. Non-cash amortization of deferred financing costs classified as interest expense in 2008, 2007, and 2006 was $0.1 million, $0.1 million, and $0.4 million, respectively. The interest rate on outstanding borrowings as of December 31, 2008, and 2007, was 1.31% and 5.80%, respectively.

The Credit Facility has two borrowing options, a Eurodollar rate option or an alternate base rate option, as defined in the agreement. Under the Eurodollar option, the Company may elect interest periods of one, two, three or six months at the inception date and each renewal date. Borrowings under the Eurodollar option bear interest at the London Interbank Offered Rate (LIBOR) plus a margin of 0.575% to 1.25%. Borrowings under the base rate option bear interest at the higher of the lead lender’s prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 0.00% to 0.25%. The specific margins, under both options, are determined based on the Company’s ratio of indebtedness to earnings before interest, income taxes, depreciation, amortization and non-cash share-based compensation (the “leverage ratio”), and is adjusted every ninety days. The agreement contains a facility fee provision whereby the Company is charged a fee, ranging from 0.175% to 0.25%, applied to the total amount of the commitment. Under the terms of the Credit Facility, the Company is required to maintain certain leverage and coverage ratios and meet other financial conditions. The agreement contains certain financial covenants, and limits,

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

among other things, on the Company’s ability to sell certain assets, incur additional indebtedness, and grant or incur liens on its assets. Under the terms of the Credit Facility, all of the Company’s material domestic subsidiaries, if any, guarantee the commitment. As of December 31, 2008, and 2007, the Company had no material domestic subsidiaries as defined by the terms of the Credit Facility. As of December 31, 2008, and 2007, the Company was in compliance with the terms of its Credit Facility agreement.

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

11.  Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of December 31, 2008, and 2007 were as follows (in thousands):

	2008	2007

Retirement plan liabilities, net of tax	$(14,719)	$(7,283)
Foreign currency translation, net of tax	(284)	374

Accumulated other comprehensive loss	$(15,003)	$(6,909)

12.	Commitments and Contingencies

Leases

The Company conducts all of its operations in leased facilities and leases certain equipment which have minimum lease obligations under noncancelable operating leases. Certain of these leases contain rent escalations based on specified percentages. Most of the leases contain renewal options and require payments for taxes, insurance and maintenance. Rent expense is charged to operations as incurred except for escalating rents, which are charged to operations on a straight-line basis over the life of the lease. Rent expense was $9.0 million, $8.9 million and $9.3 million in 2008, 2007, and 2006, respectively.

Future minimum lease commitments under noncancelable operating leases having an initial term of more than one year, are as follows (in thousands):

2009	$8,945
2010	8,016
2011	7,202
2012	6,053
2013	4,903
Thereafter	24,249

$59,368

Legal Matters

The Company is involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. Legal costs for services rendered in the course of these proceedings are charged to expense as they are incurred.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

During 2008, the Company was involved in a number of significant legal actions and governmental interactions primarily related to the commercialization of our PPM service. The Company incurred $6.2 million in legal fees and costs in connection with these actions and interactions during 2008, of which $4.8 million are probable to be recovered through insurance. In accordance with SFAS No. 5, Contingencies, no contingent losses have been recorded for these claims as of December 31, 2008 because the Company believes the likelihood of a significant loss is remote.

The Company believes the costs associated with certain of these securities law related legal actions and governmental interactions and securities law issues related thereto will be eligible for coverage under the Company’s Director’s and Officer’s insurance.

13.	Income Taxes

The provision for income taxes on continuing operations is based on income recognized for consolidated financial statement purposes and includes the effects of permanent and temporary differences between such income and income recognized for income tax return purposes. As a result of the reverse spin-off from Ceridian, deferred tax assets consisting of net operating loss and credit carryforwards were transferred from Ceridian to the Company, along with temporary differences related to the Company’s business. The net operating loss carryforwards will expire in varying amounts from 2009 to 2028.

The components of income from continuing operations before income tax expense and a reconciliation of the statutory federal income tax rate to the income tax rate on income from continuing operations before income tax expense for the years ended December 31, 2008, 2007 and 2006 are as follows (dollars in thousands):

	2008	2007	2006

Income from continuing operations before income tax expense:
U.S.	$61,898	$64,562	$80,470
International	(349)	230	135

Total	$61,549	$64,792	$80,605

Income tax expense:
Current:
U.S.	$19,628	$20,817	$25,463
State, local and foreign	2,302	1,703	894

Total	21,930	22,520	26,357

Deferred:
U.S.	469	478	1,410
State, local and foreign	1,931	1,290	2,492

Total	2,400	1,768	3,902

	$24,330	$24,288	$30,259

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

	2008	2007	2006

U.S. statutory rate	35.0%	35.0%	35.0%

Income tax expense at U.S. statutory rate	$21,542	$22,677	$28,211
State income taxes, net of federal benefit	2,770	1,902	2,183
Tax-exempt interest income	—	(613)	(1,052)
Meals and entertainment	294	358	278
Foreign tax credit and capital loss carryforward	282	(452)	—
(Decrease) increase in valuation allowance for foreign tax credit	(282)	452	—
Reduction in valuation allowance for state NOLs	—	(12)	(252)
Adjustments to tax liabilities	257	294	722
Other	(533)	(318)	169

Income tax expense	$24,330	$24,288	$30,259

Effective tax rate	39.5%	37.5%	37.5%

The effective tax rate on continuing operations was 39.5% for the year ended December 31, 2008. The effective tax rate increased from 37.5% in 2007 to 39.5% in 2008 primarily due to decreased tax benefits from the Company’s tax-exempt interest income earned during the year ended December 31, 2008 as compared to the same period in 2007, and due to increased income tax rates in certain states.

During 2008, certain liabilities for tax contingencies related to prior periods were recognized in accordance with FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes. Certain other liabilities were reversed due to the settlement and completion of income tax audits and returns and the expiration of audit statutes during the year. The net tax expense of these changes and other items was $0.2 million in 2008.

On January 1, 2007, the Company adopted the provisions of FIN No. 48, and assessed all material positions taken on income tax returns for years through December 31, 2006, that are still subject to examination by relevant taxing authorities. The impact of applying the provisions of FIN No. 48 was immaterial to the Company’s consolidated financial statements.

The following table summarizes the activity related to the Company’s unrecognized tax benefits as of December 31, 2008 (in thousands):

Total

Balance at January 1, 2008	$981
Increases related to current year tax positions	147
Increases related prior years’ tax positions	442
Expiration of the statute of limitations for the assessment of taxes	(150)

Balance at December 31, 2008	$1,420

During 2008, the Company’s net unrecognized tax liabilities for certain tax contingencies increased by $0.4 million to $1.4 million as of December 31, 2008. If recognized, the $1.4 million of unrecognized tax benefits would reduce the Company’s effective tax rate in future periods.

The Company accrues potential interest and penalties and recognizes income tax expense where, under relevant tax law, interest and penalties would be assessed if the uncertain tax position ultimately were not sustained. The Company has recorded a liability for potential interest and penalties of $0.2 million as of December 31, 2008.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

Management determined it is reasonably possible that certain unrecognized tax benefits as of December 31, 2008 will decrease during the subsequent 12 months due to the expiration of statutes of limitations and due to the settlement of certain state audit examinations. The estimated decrease in these unrecognized federal tax benefits and the estimated decrease in unrecognized tax benefits from various states are both immaterial.

The Company files numerous income tax returns, primarily in the United States, including federal, state, and local jurisdictions, and certain foreign jurisdictions. Tax years ended December 31, 2005 through December 31, 2007, remain open for assessment by the Internal Revenue Service. Generally, the Company is not subject to state, local, or foreign examination for years prior to 2003. However, tax years 1990 through 2002 remain open for assessment for certain state taxing jurisdictions where net operating loss (“NOL”) carryforwards were utilized on income tax returns for such states since 2003.

Temporary differences and the resulting deferred income tax assets of continuing operations as of December 31, 2008, and 2007, were as follows (dollars in thousands):

	2008	2007

Deferred tax assets
Current deferred tax assets
Accruals	$2,273	$1,900
Net operating loss carryforwards	203	1,224

	2,476	3,124
Noncurrent deferred tax assets
Benefit plans	$11,213	$5,966
Depreciation	1,526	2,101
Accruals	731	805
Net operating loss carryforwards	—	202
FAS 123R share-based compensation	5,378	3,588
Partnership interest	2,285	2,265
Other	1,093	685

	22,226	15,612
Less valuation allowance	(332)	(452)

Total deferred tax assets	24,370	18,284

Deferred tax liabilities
Noncurrent deferred tax liabilities
Goodwill and other intangible amortization	$(12,097)	$(8,229)
Benefit plans	(2,084)	(2,707)
Other	(137)	(135)

Total deferred tax liabilities	(14,318)	(11,071)

Net deferred tax assets	$10,052	$7,213

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which the temporary differences become deductible and before tax credits or net operating loss carryforwards expire. Management considered the historical results of the Company during the previous three years and projected future U.S. and foreign taxable

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

income and determined that a valuation allowance of $0.3 million and $0.5 million was required as of December 31, 2008 and 2007, respectively for certain capital loss and foreign tax credit carryforwards.

Income taxes paid on continuing operations in 2008, 2007 and 2006 were $19.8 million, $19.3 million and $25.6 million, respectively.

14.	Retirement Plans

Adoption of SFAS No. 158 Measurement Date Provisions

In September 2006, the FASB issued SFAS No. 158, which requires that the measurement date of benefit plans be as of the date of the Company’s fiscal year-end statement of financial position effective for fiscal years ending after December 15, 2008. The Company adopted the measurement provisions of SFAS No. 158, effective as of December 31, 2008. As of the Company’s prior fiscal year ended December 31, 2007, the Company’s measurement date was September 30, 2007. In accordance with SFAS No. 158, the Company recognized an adjustment to retained earnings associated with the first three months of the 15 month transition period between measurement dates. The amount recorded as a reduction to retained earnings for all of the Company’s defined benefit plans combined was $0.4 million.

Recognition of SFAS No. 88 Settlement

In accordance with our retirement plan provisions, retirement plan participants may elect, at their option, to receive their retirement benefits either in a lump sum payment or an annuity. According to SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, if the lump sum distributions paid during the plan year exceed the total of the service cost and interest cost for the plan year, the unrecognized loss or gain should be recognized for the pro rata portion equal to the percentage reduction of the projected benefit obligation. Lump sum payments exceeded this threshold during the year ended December 31, 2008. Accordingly, the Company recognized a loss of $1.7 million in the results of operations as follows:

(Dollars in thousands)
2008

Cost of revenue	$885
Selling, general, and administrative	484
Research and development	301

Total costs and expenses	$1,670

Lump sum payments did not exceed the threshold during 2007 or 2006 and therefore, no settlement related loss was recognized in either 2007 or 2006.

Pension Benefits

Certain of the Company’s U.S. employees participate in a defined benefit pension plan that closed to new participants effective January 1, 1995. Benefits under the plan for most eligible employees are calculated using the final five-year average salary of the employee. Employees participate in this plan by means of salary reduction contributions. Retirement plan funding amounts are based on independent consulting actuaries’ determination of the Employee Retirement Income Security Act of 1974 funding requirements.

For purposes of measuring the Company’s benefit obligation as of December 31, 2008, the measurement date for the Company’s defined benefit plans in 2008, a discount rate of 5.37% was used. This discount rate was chosen using an analysis of the Hewitt Bond Universe yield curve that reflects the plan’s projected cash flows. A 6.00% discount rate, which was determined using Moody’s AA Corporate Bond yields, was used for measuring the September 30, 2007 benefit obligation. Due primarily to the effect of declining market conditions, the pension

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

plan’s investments yielded significant losses, which caused the fair value of plan assets to decrease as of December 31, 2008, as compared to the fair value at September 30, 2007. In addition, the plan’s project benefit obligation increased, partially due to the use of a lower discount rate as of the December 31, 2008. The Company’s projected benefit obligations exceeded plan assets by $14.0 million as of December 31, 2008, and $2.6 million as of September 30, 2007. Pension cost was $1.1 million, $1.1 million and $1.4 million for 2008, 2007 and 2006, respectively.

The Company’s expected long-term rate of return on assets is 8.0%. The Company employs a total return investment approach whereby a mix of equities and fixed income investments is used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth and value stocks. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and periodic investment performance reviews.

The Company’s investment strategy is to diversify assets so that adverse results from one asset or asset class will not have an unduly detrimental effect on the entire portfolio. Diversification includes by type, by characteristic, and by number of investments, as well as by investment style of management organization. Cash held and intended to pay benefits is considered to be a residual asset in the asset mix, and therefore, compliance with the ranges and targets specified shall be calculated excluding such assets. Assets of the plan do not include securities issued by Arbitron. The target allocation for each asset class is 60% equity securities and 40% debt securities. Arbitron’s pension plan weighted-average asset allocations as of December 31, 2008, and September 30, 2007, by asset category were as follows:

	Plan Assets as of
	December 31,	September 30,
Asset Category	2008	2007

Equity securities	60%	59%
Debt securities	39%	40%
Cash and cash equivalents	1%	1%

Total	100%	100%

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

The components of net periodic cost and other comprehensive loss for the twelve months ended December 31, 2008, 2007, and 2006, are as follows (in thousands):

Net Periodic Cost	2008	2007	2006

Service cost of benefits	$783	$869	$966
Interest cost	2,026	1,781	1,651
Expected return on plan assets	(2,423)	(2,208)	(1,970)
Amortization of net actuarial loss	728	661	719
Amortization of prior service cost	22	22	22

Total	$1,136	$1,125	$1,388

Other changes in plan assets and projected benefit obligation recognized in other comprehensive loss
Net actuarial loss arising this period	12,229	696	N/A
Actuarial loss charged to expense due to settlement	(1,670)
Net actuarial loss amortized this period	(728)	(661)	N/A
Prior service cost amortized this period	(22)	(22)	N/A

Recognized in other comprehensive loss	9,809	13	N/A

Recognized in net periodic pension cost and other comprehensive loss	$10,945	$1,138	N/A

Measurement date change adjustment recognized directly into accumulated other comprehensive loss
Net actuarial loss	$(182)	N/A
Prior service cost	$(6)	N/A

The Company’s estimate for contributions to be paid in 2009 is $2.7 million. The expected benefit payments are as follows (in thousands):

2009	$1,687
2010	$1,277
2011	$1,671
2012	$1,877
2013	$2,119
2014 - 2018	$13,106

The accumulated benefit obligation for the defined benefit pension plan was $30.8 million as of December 31, 2008, and $30.4 million as of September 30, 2007.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

The funded status of the plan as of the measurement dates of December 31, 2008, and September 30, 2007, and the change in funded status for the measurement periods ended December 31, 2008, and September 30, 2007 are shown in the accompanying table for the Company’s pension plan, along with the assumptions used in the calculations (dollars in thousands):

	Pension Plan
	Fifteen Months Ended	Twelve Months Ended
	December 31,	September 30,
	2008	2007

Change in projected benefit obligation
At beginning of period	$34,889	$31,934
Service cost	979	869
Interest cost	2,532	1,781
Plan participants’ contributions	392	347
Actuarial loss	2,171	2,053
Benefits paid	(4,661)	(2,095)

At end of period	$36,302	$34,889

Change in fair value of plan assets
At beginning of period	$32,273	$28,474
Actual return on plan assets	(7,029)	3,565
Employer contribution	1,362	1,982
Plan participants’ contributions	392	347
Benefits paid	(4,661)	(2,095)

At end of period	$22,337	$32,273

Funded status — net pension liability at fiscal year end	$(13,965)	$(2,616)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$19,244	$9,595
Prior service cost	$22	$50
Estimated amounts of accumulated other comprehensive loss to be recognized as net periodic cost during the subsequent period
Net actuarial loss	$994	$728
Prior service cost	$22	$22
Measurement date adjustment to retained earnings	$284	N/A
Weighted-average assumptions
Discount rate — components of cost	6.00%	5.75%
Discount rate — benefit obligations	5.37%	6.00%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	N/A	N/A

Supplemental Retirement Benefits

The Company also sponsors two nonqualified, unfunded supplemental retirement plans; the Benefit Equalization Plan and the Supplemental Executive Retirement Plan (“BEP” and “SERP” respectively or “Supplemental Plans” combined). The purpose of the BEP is to ensure that pension plan participants will not be deprived of benefits

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

otherwise payable under the pension plan but for the operation of the provisions of Internal Revenue Code sections 415 and 401. The accumulated benefit obligation for the BEP as of December 31, 2008, and September 30, 2007, was $5.0 million and $2.3 million, respectively. The SERP is a supplemental retirement plan for the Company’s chief executive officer. The accumulated benefit obligation for the SERP as of December 31, 2008, and 2007, was $0.7 million and $0.5 million, respectively.

As of December 31, 2008 and 2007, prepaid pension costs related to the Supplemental Plans of $0.4 million and $0.3 million, respectively, were held in benefit protection trusts and included in other noncurrent assets in the consolidated balance sheets. The Company’s estimate for contributions to be paid in 2009 is $0.7 million. The expected benefit payments for the Supplemental Plans are as follows (in thousands):

2009	$728
2010	$1,132
2011	$404
2012	$446
2013	$401
2014 - 2018	$1,943

The components of net periodic cost and other comprehensive loss (income) for the Supplemental Plans for the twelve months ended December 31, 2008, 2007, and 2006 are as follows (in thousands):

Net periodic cost	2008	2007	2006

Service cost of benefits	$118	$130	$57
Interest cost	234	209	162
Amortization of net actuarial loss	184	193	123
Amortization of prior service credit	(22)	(22)	(22)

Total	$514	$510	$320

Other changes in plan assets and projected benefit obligation recognized in other comprehensive loss (income)
Net actuarial loss arising this period	$2,726	$71	N/A
Net actuarial loss amortized this period	(184)	(193)	N/A
Prior service credit amortized this period	22	22	N/A

Recognized in other comprehensive loss (income)	$2,564	$(100)	N/A

Recognized in net periodic cost and other comprehensive loss (income)	$3,078	$410	N/A

Measurement date change adjustment recognized directly into accumulated other comprehensive loss
Net actuarial loss	$(33)	N/A
Prior service cost	$6	N/A

The funded status as of the measurement dates of December 31, 2008, and September 30, 2007, and the change in funded status for the measurement periods ended December 31, 2008, and September 30, 2007 are shown in the

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

accompanying table for the Company’s supplemental retirement plans, along with the assumptions used in the calculations (dollars in thousands):

	Supplemental Retirement Plans
	Fifteen Months Ended	Twelve Months Ended
	December 31,	September 30,
	2008	2007

Change in projected benefit obligation
At beginning of period	$4,001	$3,653
Service cost	145	130
Interest cost	285	209
Plan participants’ contributions	48	64
Actuarial loss	2,726	75
Benefits paid	(177)	(130)

At end of period	$7,028	$4,001

Change in fair value of plan assets
At beginning of period	$—	$—
Actual return on plan assets	—	—
Employer contribution	177	130
Plan participants’ contributions	—	—
Benefits paid	(177)	(130)

At end of period	$—	$—

Funded status	$(7,028)	$(4,001)

Contributions between measurement date and year end	N/A	16

Net pension liability at fiscal year end	$(7,028)	$(3,985)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$4,231	$1,722
Prior service credit	$(22)	$(50)
Estimated amounts of accumulated other comprehensive loss to be recognized as net periodic cost during the subsequent period
Net actuarial loss	$557	$184
Prior service credit	$(22)	$(22)
Measurement date adjustment to retained earnings	$105	N/A
Weighted-average assumptions
Discount rate
Components of cost	6.00%	5.75%
Benefit obligations	5.37%	6.00%
Expected return on plan assets	N/A	N/A
Rate of compensation increase	N/A	N/A

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

Postretirement Benefits

The Company provides health care benefits for eligible retired employees who participate in the pension plan and were hired before January 1, 1992. These postretirement benefits are provided by several health care plans in the United States for both pre-age 65 retirees and certain grandfathered post-age 65 retirees. Employer contributions to these plans differ for various groups of retirees and future retirees. Employees hired before January 1, 1992 and retiring after that date may enroll in plans for which a Company subsidy is provided through age 64. As of December 31, 2008, and September 30, 2007, the measurement dates for the Company’s valuations for the fiscal years ended December 31, 2008, and 2007, respectively, the Company’s discount rate on its actuarially determined benefit obligations was 5.37% and 6.00%, respectively. The 5.37% discount rate for 2008 was chosen using an analysis of the Hewitt Bond Universe yield curve that reflects the plan’s projected cash flows. The discount rate for 2007 was determined using Moody’s AA Corporate bond yields.

The Company’s postretirement benefit liability was $1.8 million and $1.5 million as of December 31, 2008, and 2007, respectively. The Company’s postretirement benefit expense was $0.2 million for each of the years ended December 31, 2008, 2007, and 2006, respectively. The plan is unfunded.

The Company expects to make $0.1 million in contributions in 2009. The expected benefit payments are as follows (in thousands):

2009	$108
2010	$114
2011	$120
2012	$130
2013	$139
2014-2018	$827

The components of net periodic pension cost and other comprehensive loss (income) for the twelve months ended December 31, 2008, 2007, and 2006, are as follows (in thousands):

Net Periodic Cost	2008	2007	2006

Service cost of benefits	$41	$39	$36
Interest cost	94	87	83
Amortization of net actuarial loss	34	44	47

Total	$169	$170	$166

Other changes in plan assets and projected benefit obligation recognized in other comprehensive loss (income)
Net actuarial loss (gain) arising this period	$129	$(67)	N/A
Net actuarial loss amortized this period	(34)	(44)	N/A

Recognized in other comprehensive loss (income)	$95	$(111)	N/A

Recognized in net periodic cost and other comprehensive loss (income)	$264	$59	N/A

Measurement date change adjustment recognized directly into accumulated other comprehensive loss
Net actuarial loss	$(8)	N/A

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

The accompanying table presents the balances of and changes in the aggregate benefit obligation as of the measurement dates of December 31, 2008, and September 30, 2007 (in thousands):

	Postretirement Plan
	Fifteen Months Ended	Twelve Months Ended
	December 31,	September 30,
	2008	2007

Change in benefit obligation during the period
At beginning of period	$1,548	$1,535
Service cost	51	39
Interest cost	118	87
Plan participants’ contributions	48	28
Actuarial loss (gain)	129	(67)
Benefits paid	(144)	(74)

At end of period	$1,750	$1,548

Change in fair value of plan assets
At beginning of period	$—	$—
Employer contribution	96	46
Plan participants’ contributions	48	28
Benefits paid	(144)	(74)

At end of period	$—	$—

Funded status	$(1,750)	$(1,548)
Contributions between measurement date and year end	N/A	16

Net postretirement liability at fiscal year end	$(1,750)	$(1,532)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$610	$523
Measurement date adjustment to retained earnings	$42	N/A
Estimated amounts of accumulated other comprehensive loss to be recognized as net periodic cost during the subsequent period
Net actuarial loss	$43	$34
Weighted-average assumptions
Discount rate
Components of cost	6.00%	5.75%
Benefit obligations	5.37%	6.00%
Expected return on plan assets	N/A	N/A
Rate of compensation increase	N/A	N/A

The assumed health care cost trend rate used in measuring the postretirement benefit obligation was 9.00% for pre-age 65 and post-age 65 in 2008, with pre-age and post-age 65 rates declining to an ultimate rate of 5.00% in 2016. A 1.0% change in this rate would change the benefit obligation by approximately $0.1 million and the aggregate service and interest cost by less than $0.1 million.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

401(k) Plan

Arbitron employees may also participate in a defined contribution plan that is sponsored by the Company. The plan generally provides for employee salary deferral contributions of up to 17% of eligible employee compensation. Under the terms of the plan, Arbitron contributes a matching contribution of 50% up to a maximum of 3% of eligible employee compensation related to employees who are pension participants and up to a maximum of 6% of eligible employee compensation related to employees who are not pension participants. The employer may also make an additional discretionary matching contribution of up to 30% up to the maximum, which is either 3% or 6% of eligible employee compensation depending upon the employee’s participation in the pension plan. The Company’s costs with respect to its contributions to the defined contribution plan were $2.7 million, $2.2 million and $2.4 million in 2008, 2007, and 2006, respectively.

15.	Share-Based Compensation

The following table sets forth information with regard to the income statement recognition of share-based compensation (in thousands):

	2008	2007	2006

Cost of revenue	$756	$681	$567
Selling, general and administrative	7,131	5,431	5,586
Research and development	528	420	392

Share-based compensation	$8,415	$6,532	$6,545

The total income tax benefit recognized in the income statement for share-based compensation arrangements was $3.3 million, $2.4 million, and $2.5 million for the years ended December 31, 2008, 2007, and 2006, respectively. No capitalized share-based compensation cost was incurred during the years ended December 31, 2008, 2007, and 2006. The net tax benefit realized for the tax deductions from option exercised and stock awards vesting during the year was $0.8 million, $2.6 million, and $1.9 million for the years ended December 31, 2008, 2007, and 2006, respectively.

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

The Company currently has three active stock incentive plans (“SIP” individually or “SIPs” collectively) from which awards of stock options, nonvested share awards and performance unit awards are available for grant to eligible participants: the 1999 SIP, a stockholder-approved plan; the 2001 SIP, a non-stockholder-approved plan; and the 2008 Equity Compensation Plan, a stockholder-approved plan. The Company’s SIPs permit the grants of share-based awards, including stock options and nonvested share awards, for up to 8,104,009 shares of common stock. The Company believes that such awards align the interests of its employees with those of its stockholders. Eligible recipients in the SIPs include all employees of the Company and any nonemployee director, consultant and independent contractor of the Company. The Company’s policy for issuing shares upon option exercise or conversion of its nonvested share awards and deferred stock units is to issue new shares of common stock, unless treasury stock is available at the time of exercise or conversion. As of December 31, 2008, shares available for grant were 112,029, 15,368, and 2,500,000, under the 1999, 2001, and 2008 plans, respectively.

As of December 31, 2008, 2,736 of the outstanding stock options were originally granted under two of the Company’s inactive SIPs, the 1993 and 1996 SIPs, both stockholder-approved plans. No shares are available for grant under these inactive plans.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

In some cases, the vesting of share-based awards is accelerated due to an employee’s retirement. Prior to the adoption of SFAS No. 123R, the amount disclosed for the Company’s pro forma compensation expense did not include an acceleration of expense recognition for retirement eligible employees. For share-based arrangements granted subsequent to the adoption of SFAS No. 123R, the Company accelerates expense recognition if retirement eligibility affects the vesting of the award. If the accelerated pro forma expense recognition had occurred prior to January 1, 2006, the share-based compensation expense for the years ended December 31, 2008, 2007, and 2006, would have been lower by less than $0.1 million, $0.5 million and $1.1 million, respectively.

Stock Options

Stock options awarded to employees under the SIPs generally vest annually over a three-year period, have five-year or 10-year terms and have an exercise price not less than the fair market value of the underlying stock at the date of grant. Stock options granted to directors under the SIPs generally vest upon the date of grant, are generally exercisable six months after the date of grant, have 10-year terms and have an exercise price not less than the fair market value of the underlying stock at the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the SIPs).

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

The fair value of each option granted during the years ended December 31, 2008, 2007 and 2006, was estimated on the date of grant using a Black-Scholes option valuation model that used the assumptions noted in the following table:

Assumptions for options granted to
employees and nonemployee directors	2008	2007	2006

Expected volatility	23.99 - 31.31%	24.61 - 26.52%	26.59 - 27.35%
Expected dividends	1.00 - 3.00%	1.00%	1.00%
Expected term (in years)	5.50 - 6.00	5.75 - 6.25	5.25 - 6.25
Risk-free rate	1.44 - 3.44%	3.43 - 4.91%	4.35 - 5.01%
Weighted-average volatility	25.26%	25.45%	27.32%
Weighted-average term (in years)	5.93	5.94	5.74
Weighted-average risk-free rate	2.90%	4.59%	4.70%
Weighted-average grant date fair value	$11.40	$14.86	$12.55

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

A summary of option activity under the SIPs as of December 31, 2008, and changes during the year then ended, is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
Options	Shares	Exercise Price	Term (Years)	(In thousands)

Outstanding at January 1, 2008	1,685,251	$38.46
Granted	323,471	42.44
Exercised	(269,848)	33.62
Forfeited or expired	(25,317)	41.05

Outstanding at December 31, 2008	1,713,557	$39.93	6.64	$1

Vested or expected to vest at December 31, 2008	1,706,582	$39.92	6.65	$1

Exercisable at December 31, 2008	1,282,837	$39.05	5.98	—

As of December 31, 2008, there was $3.3 million of total unrecognized compensation cost related to options granted under the SIPs. This aggregate cost is expected to be recognized over a weighted-average period of 2.1 years.

	2008	2007	2006

Intrinsic value of options exercised	$3,688	$7,787	$5,421
Cash received from options exercised	$9,071	$19,934	$18,184

Nonvested Share Awards

A summary of the status of the Company’s nonvested share awards as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

		Weighted-Average
Nonvested Share Awards	Shares	Grant-Date Fair Value

Outstanding at January 1, 2008	169,929	$43.53
Granted	105,356	43.99
Vested	(64,805)	42.76

Nonvested at December 31, 2008	210,480	$43.97

Expected to vest at December 31, 2008	210,480	$43.97

The Company’s nonvested share awards generally vest over four or five years on either a monthly or annual basis. Compensation expense is recognized on a straight-line basis using the market price on the date of grant. As of December 31, 2008, there was $7.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the SIPs. This aggregate cost of nonvested share awards is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of share awards vested, using the fair value on vest date, during the years ended December 31, 2008, 2007, and 2006, was $2.0 million, $1.4 million, and $0.7 million, respectively.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

Deferred Stock Units

A summary of the status of the Company’s deferred stock units as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

		Weighted-Average
Nonvested Deferred Stock Units	Shares	Grant-Date Fair Value

Outstanding at January 1, 2008	26,569	$42.86
Granted	30,886	37.52
Vested	(33,336)	38.21

Nonvested at December 31, 2008	24,119	$42.46

Vested at December 31, 2008	64,911	$39.91

Expected to vest at December 31, 2008	24,119	$42.46

As of December 31, 2008, the total unrecognized compensation cost related to deferred stock units granted under the SIPs was $1.0 million and such cost is expected to be recognized over a weighted-average period of 1.0 year. Deferred stock units granted to employees are issued at the fair market value of the Company’s stock upon the date of grant, vest annually on a calendar year-end basis over the remaining post-grant period ended December 31, 2009, and are convertible to shares of common stock, subsequent to their termination of employment. Deferred stock units granted to nonemployee directors vest immediately upon grant, are convertible to shares of common stock subsequent to their termination of service as a director, and are issued at the fair market value of the Company’s stock upon the date of grant. Other deferred stock unit information for the years ended December 31, 2008, 2007, and 2006, is noted in the following table (dollars in thousands):

	2008	2007	2006

Shares granted to employee directors	21,667	21,667	18,186
Shares granted to nonemployee directors	9,219	4,786	7,264
Fair value of shares vested	$570	$778	$275

Employee Stock Purchase Plan

On May 13, 2008, the Company’s stockholders approved an amendment to its compensatory Employee Stock Purchase Plan (“ESPP”) increasing the maximum number of shares of Company common stock reserved for sale under the ESPP from 600,000 to 850,000. The purchase price of the stock to ESPP participants is 85% of the lesser of the fair market value on either the first day or the last day of the applicable three-month offering period. Other ESPP information for the years ended December 31, 2008, 2007, and 2006 is noted in the following table (dollars in thousands):

	2008	2007	2006

Number of ESPP shares issued	46,091	35,078	39,597
Amount of proceeds received from employees	$1,158	$1,327	$1,226
Share-based compensation expense	$292	$309	$287

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

16.	Significant Customers and Concentration of Credit Risk

The Company’s quantitative radio audience measurement business and related software licensing accounted for the following percentages of revenue:

	2008	2007	2006

Quantitative Radio Business	81%	79%	79%
Related Software Licensing	9%	9%	9%

The Company had one customer that individually represented approximately 18.0%, 19.0%, and 20.0% of its annual revenue for the years ended December 31, 2008, 2007, and 2006, respectively. The Company has historically experienced a high level of contract renewals.

17.	Financial Instruments

Fair values of accounts receivable and accounts payable approximate carrying values due to their short-term nature. Due to the floating rate nature of the Company’s Credit Facility, the fair values of the $85.0 million and $12.0 million in related outstanding borrowings as of December 31, 2008, and December 31, 2007, respectively, also approximate their carrying amounts. There was no short-term portion of the long-term debt recorded as of December 31, 2008. The $12.0 million of debt recorded as of December 31, 2007, included $5.0 million in short-term obligations under the Credit Facility.

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

On November 14, 2007, the Company’s Board of Directors authorized a program to repurchase up to $200.0 million of the Company’s outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of two years through November 14, 2009. As of December 31, 2008, the Company repurchased 2,247,400 shares of outstanding common stock under this program for $100.0 million.

19.	Enterprise-Wide Information

The following table sets forth the revenues for each group of services provided to our external customers for the years ended December 31, 2008, 2007, and 2006 (in thousands):

	2008	2007	2006

Service Revenues
Radio audience measurement services	$297,132	$267,804	$253,042
Local market consumer information services	36,872	36,393	33,266
Software applications	34,820	34,272	33,027

Total revenues	$368,824	$338,469	$319,335

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth geographic information for the years ended December 31, 2008, 2007, and 2006 (in thousands):

	United States	International(1)	Total

2008
Revenues	$364,425	$4,399	$368,824
2007
Revenues	$333,164	$5,305	$338,469
2006
Revenues	$315,208	$4,127	$319,335

(1)	The revenues of the individual countries comprising these amounts are not significant enough to require separate disclosure.

20.	Quarterly Information (Unaudited) (dollars in thousands, except per share data):

	Three Months Ended
	March 31	June 30	September 30	December 31

2008
Revenue	$94,065	$78,655	$102,526	$93,578
Gross profit	58,955	26,070	60,731	37,436
Income from continuing operations	16,312	625	16,900	3,382
(Loss) income from discontinued operations, net of taxes	(45)	(25)	55	(24)
Net income	$16,267	$600	$16,955	$3,358
Income per weighted average common share
Basic
Continuing operations	$0.58	$0.02	$0.63	$0.13
Discontinued operations	—	—	—	—

Net income	$0.58	$0.02	$0.64	$0.13

Diluted
Continuing operations	$0.58	$0.02	$0.63	$0.13
Discontinued operations	—	—	—	—

Net income	$0.57	$0.02	$0.63	$0.13

Dividends per common share	$0.10	$0.10	$0.10	$0.10
2007
Revenue	$89,148	$75,867	$93,322	$80,132
Gross profit	59,324	32,224	58,871	30,875
Income from continuing operations	15,526	3,722	17,121	4,135
Income (loss) from discontinued operations, net of taxes	(31)	66	99	(458)
Net income	$15,495	$3,788	$17,220	$3,677
Income per weighted average common share
Basic
Continuing operations	$0.52	$0.12	$0.58	$0.15
Discontinued operations	—	—	—	(0.02)

Net income	$0.52	$0.13	$0.58	$0.13

Diluted
Continuing operations	$0.52	$0.12	$0.57	$0.14
Discontinued operations	0.00	0.00	0.00	(0.02)

Net income	$0.52	$0.13	$0.58	$0.13

Dividends per common share	$0.10	$0.10	$0.10	$0.10

Per share data are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share will not necessarily equal the total for the year. Per share data may not total due to rounding.

Arbitron Inc.
Consolidated Schedule of Valuation and Qualifying Accounts
For the Years Ended December 31, 2008, 2007, and 2006
(In thousands)

	2008	2007	2006

Allowance for doubtful trade accounts receivable:
Balance at beginning of year	$1,688	$1,397	$1,146
Additions charged to expenses	1,636	1,162	890
Write-offs net of recoveries	(726)	(871)	(639)

Balance at end of year	$2,598	$1,688	$1,397

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2008, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Arbitron’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based upon that assessment, our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria.

The attestation report of KPMG LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is set forth on page 56 of this Annual Report on Form 10-K, and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

     2009 Non-Equity Incentive Plan

On February 24, 2009, the Compensation and Human Resources Committee (the “Committee”) of the Board of Directors of the Company met and approved a non-equity incentive plan for the Company’s executive officers for 2009, which would be payable in early 2010 (the “Incentive Plan”).

The Incentive Plan provides for an annual cash payment that is performance linked based upon the Company’s earnings per share (weighted 40%), revenue (weighted 20%), Portable People Meter commercialization and improvement program (weighted 20%), and diary market improvement program (weighted 20%). The Incentive Plan provides for a target cash payment for each executive officer, expressed as a percentage of base salary. The target Incentive Plan payment for Michael Skarzynski, the Company’s President, and Chief Executive Officer is equal to 100% of base salary. The target Incentive Plan payments for other executive officers range from 45-55% of base salary.

The Committee has discretion to authorize a greater or lesser amount in the event the 2009 goals are exceeded or are not met. In the event that the 2009 goals are achieved, the Committee also has discretion to award additional amounts based upon its evaluation of a combination of other quantitative and qualitative considerations, including stock price, as determined by the Committee.

Bylaw Amendment

On February 25, 2009, the Board of Directors of the Company adopted and approved, effective immediately, an amendment to Article I of the Company’s bylaws changing the location of the Company’s principal executive offices from New York City, New York to Columbia, Maryland.

Specifically, the amendment deleted the prior Article I of the bylaws in its entirety, and replaced it with the following:

“ARTICLE I

OFFICES

The registered office of Arbitron Inc. (the “Corporation”) in the State of Delaware shall be located in the City of Wilmington, County of New Castle. The executive offices of the Corporation shall be located in the City of Columbia, Howard County, State of Maryland. The Corporation may have such other offices, either within or without the States of Delaware and Maryland, as the Board of Directors may designate or as the business of the Corporation may require from time to time.”

The foregoing description of the amendment is qualified in its entirety by reference to the full text of the Company’s Second Amended and Restated Bylaws, which are attached hereto as Exhibit 3.5 and incorporated herein by reference.

Board of Directors

On February 25, 2009, Director and Chairman of the Board of Directors, Stephen B. Morris, notified the Company that he would not stand for reelection at the Company’s 2009 Annual Meeting of Stockholders, which will be held on May 26, 2009. Mr. Morris’ decision not to stand for reelection was not the result of any disagreement with the Company related to its operations, policies, or practices.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information related to directors, nominees for directorships, and executive officers required by this Item is included in the sections entitled “Election of Directors” and “Executive Compensation and Other Information” of the definitive proxy statement for the Annual Stockholders Meeting to be held in 2009 (the “proxy statement”), which is incorporated herein by reference and will be filed with the Securities and Exchange Commission not later than 120 days after the close of Arbitron’s fiscal year ended December 31, 2008.

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

Information required by this Item is included in the sections entitled “Election of Directors — Director Compensation,” “Compensation Discussion and Analysis,” and “Executive Compensation and Other Information” of the proxy statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item regarding security ownership of certain beneficial owners, directors, nominees for directorship and executive officers is included in the section entitled “Stock Ownership Information” of the proxy statement, which is incorporated herein by reference.

The following table summarizes the equity compensation plans under which Arbitron’s common stock may be issued as of December 31, 2008.

			Number of Securities
			Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,856,785	$40.11	2,612,029
Equity compensation plans not approved by security holders	156,282	$43.70	15,368

Total	2,013,067	$40.39	2,627,397

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

(1) Financial Statements: The following financial statements, together with the report thereon of independent auditors, are included in this Report:

•	Independent Registered Public Accounting Firm Reports

•	Consolidated Balance Sheets as of December 31, 2008 and 2007

•	Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Stockholders’ Deficit Equity for the Years Ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

•	Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006

(2) Consolidated Financial Statement Schedule of Valuation and Qualifying Accounts

(3) Exhibits:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation) (Filed as Exhibit 4.01 to Ceridian’s Registration Statement on Form S-8 (File No. 33-54379) and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation) (Filed as Exhibit 3 to Ceridian’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation) (Filed as Exhibit 3.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).
3.4	Certificate of Amendment to Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation) (Filed as Exhibit 3.4 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
3.5	Second Amended and Restated Bylaws of Arbitron, Inc., effective as of February 25, 2009.
4.1	Specimen of Common Stock Certificate (Filed as Exhibit 4.1 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
4.2	Rights Agreement, dated as of November 21, 2002, between Arbitron and The Bank of New York, as Rights Agent, which includes the form of Certificate of Designation of the Series B Junior Participating Preferred Stock as Exhibit A, the Summary of Rights to Purchase Series B Junior Participating Preferred Shares as Exhibit B and the Form of Rights Certificate as Exhibit C (Filed as Exhibit 99.1 to Arbitron’s Form 8-K, filed November 21, 2002 and incorporated herein by reference).
4.3	Amendment No. 1 to Rights Agreement, dated as of January 31, 2007, between Arbitron and The Bank of New York, as Rights Agent (Filed as Exhibit 4.3 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).
10.1	Arbitron Executive Investment Plan (Filed as Exhibit 10.10 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).*
10.2	Form of Non-Qualified Stock Option Agreement (Filed as Exhibit 10.1 to Arbitron’s Current Report on Form 8-K, dated February 23, 2005 and incorporated herein by reference).*
10.3	Form of Non-Qualified Stock Option Agreement for Annual Non-Employee Director Stock Option Grants (Filed as Exhibit 10.2 to Arbitron’s Current Report on Form 8-K, dated February 23, 2005 and incorporated herein by reference).*
10.4	Form of Non-Qualified Stock Option Agreement for Initial Non-Employee Director Stock Option Grants (Filed as Exhibit 10.3 to Arbitron’s Current Report on Form 8-K, dated February 23, 2005 and incorporated herein by reference).*
10.5	Form of Non-Qualified Stock Option Agreement in Lieu of Fees Grants (Filed as Exhibit 10.4 to Arbitron’s Current Report on Form 8-K, dated February 23, 2005 and incorporated herein by reference).*
10.6	Amended and Restated Arbitron Inc. Director Deferred Compensation Procedures. (Filed as Exhibit 10.18 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)*

Exhibit No.	Description

10.7	Form of Deferred Stock Unit Agreement for Non-Employee Directors (Non-Employee Director Post-2005 Stock-for-Fees Deferred Stock Unit). (Filed as Exhibit 10.19 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)*
10.8	Arbitron Inc. Benefit Equalization Plan (Filed as Exhibit 10.20 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).*
10.9	Arbitron Inc. 2001 Broad Based Stock Incentive Plan (Filed as Exhibit 10.14 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).
10.10	Arbitron Inc. 2008 Equity Compensation Plan (Effective as of May 13, 2008) (Filed as Exhibit 10.1 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, and incorporated herein by reference).*
10.11	Arbitron Employee Stock Purchase Plan (Amended and Restated as of May 13, 2008) (Filed as Exhibit 10.2 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*
10.12	Executive Transition Agreement between Arbitron Inc. and Stephen B. Morris, dated December 30, 2008*
10.13	Executive Employment Agreement between Arbitron Inc. and Michael P. Skarzynski, dated January 7, 2009*
10.14	Customer Contract, dated as of December 27, 2004, by and between Arbitron Inc. and Clear Channel Communications, Inc. (Filed as Exhibit 10.26 to Arbitron’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.15	1999 Stock Incentive Plan Form of Restricted Stock Agreement (Filed as Exhibit 10.1 to Arbitron’s Current Report on Form 8-K, dated February 22, 2006 and incorporated herein by reference).*
10.16	CEO Deferral Election Form for Restricted Stock (Filed as Exhibit 10.1 to Arbitron’s Current Report on Form 8-K, dated March 28, 2006 and incorporated herein by reference).*
10.17	CEO Deferred Stock Unit Agreement, entered into and effective as of March 31, 2006, by and between the Company and Stephen B. Morris. (Filed as Exhibit 10.2 to Arbitron’s Current Report on Form 8-K, dated March 28, 2006 and incorporated herein by reference).*
10.18	Form of Executive Retention Agreement (Filed as Exhibit 10.3 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*
10.19	Credit Agreement dated as of December 20, 2006 among Arbitron Inc. the Lenders Party thereto, Citizens Bank of Pennsylvania as Documentation Agent, Citibank, N.A. and Wachovia Bank, National Association as Co-Syndication Agents and JPMorgan Chase Bank, NA as Administrative Agent J.P. Morgan Securities Inc. as Sole Bookrunner and Sole Lead Arranger (Filed as Exhibit 10.1 to Arbitron’s Current Report on Form 8-K, dated December 20, 2006 and incorporated herein by reference).
10.20	Amended and Restated Schedule of Non-Employee Director Compensation (Filed as Exhibit 10.1 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.)
10.21	Form of Restricted Stock Unit Agreement Granted Under the 1999 Stock Incentive Plan (Filed as Exhibit 10.2 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference).*
10.22	CEO Restricted Stock Unit Grant Agreement Granted Under the 1999 Stock Incentive Plan (Filed as Exhibit 10.3 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference).*
10.23	Form of 2008 CEO Restricted Stock Unit Agreement Granted Under the 1999 Stock Incentive Plan (Filed as Exhibit 10.2 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference).*
10.24	Radio Station License Agreement to Receive and Use Arbitron PPM Data and Estimates, effective May 18, 2006, by and between the Company and CBS Radio Inc. (Filed as Exhibit 10.2 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.)

Exhibit No.	Description

10.25	Form of Non-Qualified Stock Option Agreement Under the 2008 Equity Compensation Plan*
10.26	Master Station License Agreement to Receive and Use Arbitron Radio Audience Estimates, effective May 18, 2006, by and between the Company and CBS Radio Inc. (Filed as Exhibit 10.3 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.)
10.27	Radio Station License Agreement to Receive and Use Arbitron PPM Data and Estimates by and between Arbitron and Clear Channel Broadcasting, Inc. dated June 26, 2007 (Filed as Exhibit 10.1 to Arbitron’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.)
21	Subsidiaries of Arbitron Inc.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan, contract or arrangement required to be filed as an Exhibit.

(b) Exhibits

(c) Financial Statement Schedules

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

ARBITRON INC.

By:	/s/ Michael P. Skarzynski
Michael P. Skarzynski
Chief Executive Officer and President

Date: March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Michael P. Skarzynski Michael P. Skarzynski		Chief Executive Officer, President and Director (Principal Executive Officer)	March 2, 2009

/s/ Sean R. Creamer Sean R. Creamer		Executive Vice President of Finance and Planning and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 2, 2009

* Stephen B. Morris		Chairman

* Shellye L. Archambeau		Director

* David W. Devonshire		Director

* Philip Guarascio		Director

* William T. Kerr		Director

* Larry E. Kittelberger		Director

* Luis B. Nogales		Director

* Richard A. Post		Director

*By:	/s/ Timothy T. Smith Timothy T. Smith Attorney-in-Fact		March 2, 2009