Form 10-Q
period 2009-03-31
ARBITRON INC
filed 2009-05-07
CIK 109758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number: 1-1969
ARBITRON INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of	52-0278528
incorporation or organization)	(I.R.S. Employer Identification No.)
9705 Patuxent Woods Drive
Columbia, Maryland 21046
(Address of principal executive offices) (Zip Code)
(410) 312-8000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 26,480,190 shares of common stock, par value $0.50 per share, outstanding as of May 1, 2009.

ARBITRON INC.

     Arbitron owns or has the rights to various trademarks, trade names or service marks used in its radio audience measurement business and subsidiaries, including the following: the Arbitron name and logo, ArbitrendsSM, RetailDirect®, RADAR®, TapscanTM, Tapscan WorldWideTM, LocalMotion®, Maximi$er®, Maximi$er® Plus, Arbitron PD Advantage®, SmartPlus®, Arbitron Portable People MeterTM, PPMTM, Arbitron PPM®, Marketing Resources Plus®, MRPSM, PrintPlus®, MapMAKER DirectSM, Media ProfessionalSM, Media Professional PlusSM, QualitapSM and Schedule-ItSM.
     The trademarks Windows® and Media Rating Council® are the registered trademarks of others.

ARBITRON INC.
Consolidated Balance Sheets
(In thousands, except par value data)

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$4,268	$8,658
Trade accounts receivable, net of allowance for doubtful accounts of $2,797 in 2009 and $2,598 in 2008	46,306	50,037
Inventory	1,579	2,507
Prepaid expenses and other current assets	14,542	10,167
Deferred tax assets	2,354	2,476

Total current assets	69,049	73,845

Investment in affiliate	8,400	14,901
Property and equipment, net	64,242	62,930
Goodwill, net	38,500	38,500
Other intangibles, net	915	950
Noncurrent deferred tax assets	7,983	7,576
Other noncurrent assets	557	895

Total assets	$189,646	$199,597

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$10,249	$15,401
Accrued expenses and other current liabilities	31,457	29,732
Short-term borrowings	3,000	—
Deferred revenue	46,347	57,304

Total current liabilities	91,053	102,437
Long-term debt	75,000	85,000
Other noncurrent liabilities	26,625	26,655

Total liabilities	192,678	214,092

Commitments and contingencies	—	—
Stockholders’ deficit
Preferred stock, $100.00 par value, 750 shares authorized, no shares issued	—	—
Common stock, $0.50 par value, authorized 500,000 shares, issued 32,338 shares as of December 31, 2009, and 2008	16,169	16,169
Net distributions to parent prior to March 30, 2001, spin-off	(239,042)	(239,042)
Retained earnings subsequent to spin-off	237,613	226,345
Common stock held in treasury, 5,858 shares in 2009 and 5,928 shares in 2008	(2,929)	(2,964)
Accumulated other comprehensive loss	(14,843)	(15,003)

Total stockholders’ deficit	(3,032)	(14,495)

Total liabilities and stockholders’ deficit	$189,646	$199,597

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenue	$98,489	$94,065

Costs and expenses
Cost of revenue	39,529	35,110
Selling, general and administrative	18,424	18,552
Research and development	9,306	9,664
Restructuring and reorganization	8,171	—

Total costs and expenses	75,430	63,326

Operating income	23,059	30,739
Equity in net loss of affiliate(s)	(3,000)	(3,945)

Income from continuing operations before interest and income tax expense	20,059	26,794
Interest income	19	184
Interest expense	333	198

Income from continuing operations before income tax expense	19,745	26,780
Income tax expense	7,404	10,468

Income from continuing operations	12,341	16,312

Discontinued operations
Loss from discontinued operations, net of taxes	—	(495)
Gain on sale of discontinued operations, net of taxes	—	450

Total loss from discontinued operations, net of taxes	—	(45)

Net income	$12,341	$16,267

Income per weighted-average common share
Basic
Continuing operations	$0.47	$0.58
Discontinued operations	—	—

Net income	$0.47	$0.58

Diluted
Continuing operations	$0.46	$0.58
Discontinued operations	—	—

Net income	$0.46	$0.57

Weighted-average common shares used in calculations
Basic	26,431	28,191
Potentially dilutive securities	114	121

Diluted	26,545	28,312

Dividends declared per common share outstanding	$0.10	$0.10

Note: Certain per share data amounts may not total due to rounding.
See accompanying notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Cash Flows
(In thousands and unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$12,341	$16,267
Loss from discontinued operations, net of taxes	—	45

Income from continuing operations	12,341	16,312
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	5,188	3,782
Amortization of intangible assets	35	140
Loss on asset disposals	543	362
Deferred income taxes	(392)	799
Equity in net loss of affiliate(s)	3,000	3,945
Distributions from affiliate	3,501	3,500
Bad debt expense	363	280
Non-cash share-based compensation	1,883	1,618
Changes in operating assets and liabilities
Trade accounts receivable	3,368	1,686
Prepaid expenses and other assets	(4,185)	(3,590)
Inventory	837	(45)
Accounts payable	(4,327)	(1,517)
Accrued expenses and other current liabilities	1,673	(2,652)
Deferred revenue	(10,957)	(8,585)
Other noncurrent liabilities	368	52
Net cash used in operating activities of discontinued operations	—	(871)

Net cash provided by operating activities	13,239	15,216

Cash flows from investing activities
Additions to property and equipment	(7,808)	(7,023)
Investment in affiliate	—	(388)
Net cash provided by investing activities from discontinued operations	—	1,027

Net cash used in investing activities	(7,808)	(6,384)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	476	1,054
Stock repurchases	—	(36,911)
Tax (loss) benefits realized from share-based awards	(613)	27
Dividends paid to stockholders	(2,640)	(2,830)
Borrowings under Credit Facility	3,000	45,000
Payments of outstanding debt	(10,000)	(12,000)

Net cash used in financing activities	(9,777)	(5,660)

Effect of exchange rate changes on cash and cash equivalents	(44)	5

Net change in cash and cash equivalents	(4,390)	3,177
Cash and cash equivalents at beginning of period	8,658	22,128

Cash and cash equivalents at end of period	$4,268	$25,305

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)
1. Basis of Presentation and Consolidation
Presentation
     The accompanying unaudited consolidated financial statements of Arbitron Inc. (the “Company” or “Arbitron”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and are of a normal recurring nature. The consolidated balance sheet as of December 31, 2008, was audited at that date, but all of the information and notes as of December 31, 2008, required by U.S. generally accepted accounting principles have not been included in this Form 10-Q. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Consolidation
     The consolidated financial statements of the Company for the three months ended March 31, 2009, reflect the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries: Arbitron Holdings Inc., Audience Research Bureau S.A. de C.V., Ceridian Infotech (India) Private Limited, Arbitron International, LLC and Arbitron Technology Services India Private Limited. All significant intercompany balances have been eliminated in consolidation. The Company consummated the sale of CSW Research Limited (“Continental”) and Euro Fieldwork Limited, a subsidiary of CSW Research Limited, on January 31, 2008. The financial information of CSW Research Limited and Euro Fieldwork Limited has been separately reclassified within the consolidated financial statements as a discontinued operation. See Note 2 for further information.

2. Discontinued Operation
     During the fourth quarter of 2007, the Company approved a plan to sell Continental, which represented a component of the Company’s international operations. As a result, the assets and liabilities, results of operations and cash flow activity of Continental were reclassified separately as a discontinued operation held for sale within the consolidated financial statements for all periods presented on the Company’s annual consolidated financial statements filed on Form 10-K for the years ended December 31, 2008, and 2007. On January 31, 2008, the sale of Continental was completed at a gain of $0.5 million. The following table presents key information associated with the operating results of the discontinued operations for the 2008 reporting period presented in the consolidated financial statements filed in this quarterly report on Form 10-Q for the period ended March 31, 2009 (in thousands):

Three Months
Ended March 31,
Results of Discontinued Operations	2008
Revenue	$1,011
Operating expenses	1,802

Operating loss	(791)
Net interest income	7

Loss before income tax benefit	(784)
Income tax benefit	289

Loss from discontinued operations, net of taxes	(495)
Gain on sale, net of taxes	450

Total loss from discontinued operations, net of taxes	$(45)

3. Long-Term Debt
     On December 20, 2006, the Company entered into an agreement with a consortium of lenders to provide up to $150.0 million of financing to the Company through a five-year, unsecured revolving credit facility (the “Credit Facility”). The agreement contains an expansion feature for the Company to increase the total financing available under the Credit Facility up to $200.0 million with such increased financing to be provided by one or more existing Credit Facility lending institutions, subject to the approval of the lending banks, and/or in combination with one or more new lending institutions, subject to the approval of the Credit Facility’s administrative agent. As of March 31, 2009, and December 31, 2008, the outstanding borrowings under the Credit Facility were $78.0 million and $85.0 million, respectively. The $78.0 million of debt recorded as of March 31, 2008, included $3.0 million in short-term borrowings under the provisions of the Credit Facility. There was no short-term debt recorded as of December 31, 2008.
     Under the terms of the Credit Facility, the Company is required to maintain certain leverage and coverage ratios and meet other financial conditions. The agreement contains certain financial covenants, and limits among other things, the Company’s ability to sell certain assets, incur additional indebtedness, and grant or incur liens on its assets. Under the terms of the Credit Facility, all of the Company’s material domestic subsidiaries, if any, guarantee the commitment. As of March 31, 2009, and December 31, 2008, the Company had no material domestic subsidiaries as defined by the terms of the Credit Facility. As of March 31, 2009, and December 31, 2008, the Company was in compliance with the terms of the Credit Facility.
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
     The Credit Facility has two borrowing options, a Eurodollar rate option or an alternate base rate option, as defined in the agreement. Under the Eurodollar option, the Company may elect interest periods of one, two, three or six months at the inception date and each renewal date. Borrowings under the Eurodollar option bear interest at the London Interbank Offered Rate (LIBOR) plus a margin of 0.575% to 1.25%. Borrowings under the base rate option bear interest at the higher of the lead lender’s prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 0.00% to 0.25%. The specific margins, under both options, are determined based on the Company’s ratio of indebtedness to earnings before interest, income taxes, depreciation, amortization and non-cash share-based compensation (the “leverage ratio”), and is adjusted every 90 days. The agreement contains a facility fee provision whereby the Company is charged a fee, ranging from 0.175% to 0.25%, applied to the total amount of the commitment. The interest rate on outstanding borrowings as of March 31, 2009, and December 31, 2008, was 1.40% and 1.31%, respectively.
     Interest paid during the three-month periods ended March 31, 2009, and 2008, was $0.3 million and $0.2 million, respectively. Interest capitalized during each of the three-month periods ended March 31, 2009, and 2008 was less than $0.1 million. Non-cash amortization of deferred financing costs classified as interest expense during each of the three-month periods ended March 31, 2009, and 2008, was less than $0.1 million.

4. Stockholders’ Deficit
     Changes in stockholders’ deficit for the three months ended March 31, 2009, were as follows (in thousands):

				Net Distributions
				to Parent	Retained	Accumulated
				Prior to	Earnings	Other	Total
	Shares	Common	Treasury	March 30, 2001	Subsequent	Comprehensive	Stockholders’
	Outstanding	Stock	Stock	Spin-off	to Spin-off	Loss	Deficit

Balance as of December 31, 2008	26,410	$16,169	$(2,964)	$(239,042)	$226,345	$(15,003)	$(14,495)

Net income	—	—	—	—	12,341	—	12,341

Common stock issued from treasury stock	70	—	35	—	301	—	336

Tax loss from share-based awards	—	—	—	—	(613)	—	(613)

Non-cash share-based compensation	—	—	—	—	1,883	—	1,883

Dividends declared	—	—	—	—	(2,644)	—	(2,644)

Other comprehensive income	—	—	—	—	—	160	160

Balance as of March 31, 2009	26,480	$16,169	$(2,929)	$(239,042)	$237,613	$(14,843)	$(3,032)

     A quarterly cash dividend of $0.10 per common share was paid to stockholders on April 1, 2009.

5. Net Income per Weighted-Average Common Share
     The computations of basic and diluted net income per weighted-average common share for the three-month periods ended March 31, 2009, and 2008, are based on the Company’s weighted-average shares of common stock and potentially dilutive securities outstanding.
     Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period. As of March 31, 2009, and 2008, there were options to purchase 2,048,400 and 1,915,916 shares of the Company’s common stock outstanding, of which options to purchase 2,047,270 and 453,930 shares of the Company’s common stock, respectively, were excluded from the computation of diluted net income per weighted-average common share for the quarter ended March 31, 2009, and 2008, respectively, either because the options’ exercise prices were greater than the average market price of the Company’s common shares or assumed repurchases from proceeds from the options’ exercise were potentially antidilutive. The Company elected to use the alternative method prescribed by the Financial Accounting Standards Board (“FASB”) Staff Position Statement of Financial Accounting Standards (“SFAS”) No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, for determining its initial hypothetical tax benefit pool. In addition, in accordance with provisions under SFAS No. 123R, Share-Based Payment, (“SFAS No. 123R”) the assumed proceeds associated with the entire amount of tax benefits for share-based awards granted prior to SFAS No. 123R adoption, if any, were used in the diluted shares computation. For share-based awards granted subsequent to the January 1, 2006, SFAS No. 123R adoption date, the assumed proceeds for the related excess tax benefits, if any, were used in the diluted shares computation.

6. Comprehensive Income and Accumulated Other Comprehensive Loss
     The Company’s comprehensive income is comprised of net income, changes in foreign currency translation adjustments, and changes in retirement liabilities, net of tax (expense) benefits. The components of comprehensive income were as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net income	$12,341	$16,267

Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax benefit of $52, and $240 for the three months ended March 31, 2009, and 2008, respectively	(79)	(371)

Change in retirement liabilities, net of tax expense of $159, and $93 for the three months ended March 31, 2009, and 2008, respectively	239	144

Other comprehensive income (loss)	160	(227)

Comprehensive income	$12,501	$16,040

The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31,	December 31,
	2009	2008
Foreign currency translation adjustment, net of taxes	$(363)	$(284)
Retirement plan liabilities, net of taxes	(14,480)	(14,719)

Accumulated other comprehensive loss	$(14,843)	$(15,003)

7. Investment in Affiliate
     Investment in affiliate(s) consists of the Company’s 49.5% interest in Scarborough, a syndicated, qualitative local market research partnership, and until its termination on June 30, 2008, the Company’s 50.0% interest in Project Apollo LLC, a pilot national marketing research service. Both investments are accounted for using the equity method of accounting. The following table shows the investment activity for each of the Company’s affiliates and in total for the three months ended March 31, 2009, and 2008:

	Summary of Investment Activity in Affiliates (in thousands)
	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
		Project			Project
		Apollo			Apollo
	Scarborough	LLC	Total	Scarborough	LLC	Total

Beginning balance	$14,901	$—	$14,901	$14,420	$842	$15,262
Equity in net loss of affiliate(s)	(3,000)	—	(3,000)	(2,914)	(1,031)	(3,945)
Distributions from affiliate	(3,501)	—	(3,501)	(3,500)	—	(3,500)
Cash investments in affiliate	—	—	—	—	388	388

Ending balance at March 31	$8,400	$—	$8,400	$8,006	$199	$8,205

8. Prepaids and Other Current Assets
     Prepaids and other current assets as of March 31, 2009 and December 31, 2008, consists of the following (in thousands):

	March 31, 2009	December 31, 2008
Insurance recovery receivables	$6,770	$5,775
Survey participant incentives and prepaid postage	3,435	2,615
Prepaid Scarborough royalty	2,788	—
Other	1,549	1,777

Prepaids and other current assets	$14,542	$10,167

     During 2008, the Company became involved in a number of significant securities-law related legal actions and a governmental interaction primarily related to the commercialization of our PPM service. During 2008 and the three months ended March 31, 2009, the Company incurred $7.4 million in legal fees and costs in defense of its positions related to those actions and interaction, of which the Company estimates that $5.8 million are probable for recovery under the Company’s Director’s and Officer’s insurance. During the three months ended March 31, 2009, the $1.0 million increase in the receivable for the insurance recovery was reported as a reduction to selling, general and administrative expense on the income statement to partially offset the $1.2 million in related legal fees recorded during the first quarter of 2009.
     The Company also recorded a $1.0 million insurance claims receivable related to business interruption losses and damages incurred as a result of Hurricane Ike as of December 31, 2008. As of March 31, 2009, the Company estimates that $1.0 million of the $2.3 million loss for Hurricane Ike are probable for recovery through insurance.

9. Restructuring and Reorganization Initiative
     During the first quarter of 2009, the Company implemented a reorganization plan. Part of the reorganization included a strategic realignment initiative whereby the Company reduced its workforce by approximately 10 percent of its full-time employees. During this process, the Company incurred $8.2 million of pre-tax implementation expenses, related principally to severance, termination benefits, outplacement support and certain relocation cost obligations that were incurred as part of the reorganization of the Company’s management structure.
     Although the Company recognized a substantial majority of the related expense during the first quarter of 2009, certain other expenses associated with the restructuring will be incurred and recognized during the remainder of 2009. The Company estimates that the restructuring charge for the full year ended December 31, 2009, will be approximately $9.0 million.
     The following table presents additional information regarding the activity for the three months ended March 31, 2009 (in thousands):

Reconciliation of beginning and ending liability balances

Restructuring and
Reorganization
Charges
Beginning liability — January 1, 2009	$—

Costs incurred and charged to expense	8,171

Costs paid during the period	(15)

Ending liability — March 31, 2009	$8,156

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
     The components of periodic benefit costs for the defined-benefit pension, postretirement and supplemental retirement plans were as follows (in thousands):

	Defined-Benefit		Postretirement		Supplemental
	Pension Plan		Plan		Retirement Plans
	Three Months		Three Months		Three Months
	Ended March 31,		Ended March 31,		Ended March 31,
	2009	2008	2009	2008	2009	2008
Service cost	$222	$196	$12	$10	$41	$30
Interest cost	476	506	23	24	90	59
Expected return on plan assets	(577)	(614)	—	—	—	—
Amortization of prior service cost	6	6	—	—	(5)	(6)
Amortization of net loss	249	182	11	8	139	46

Net periodic benefit cost	$376	$276	$46	$42	$265	$129

     The Company estimates that it will contribute $3.5 million to its defined benefit plans during 2009.
11. Taxes
     The effective tax rate from continuing operations decreased to 37.5% for the three months ended March 31, 2009, from 39.1% for the three months ended March 31, 2008, to reflect the increased benefit of certain Federal income tax credits.
     During 2009, the Company’s net unrecognized tax benefits for certain tax contingencies increased from $1.4 million as of December 31, 2008, to $1.5 million as of March 31, 2009. If recognized, the $1.5 million of unrecognized tax benefits would reduce the Company’s effective tax rate in future periods.
     Income taxes paid on continuing operations were $0.2 million for the three months ended March 31, 2009, and for the three months ended March 31, 2008.

12. Share-Based Compensation
     The following table sets forth information with regard to the income statement recognition of share-based compensation (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of revenue	$30	$160
Selling, general and administrative	1,855	1,356
Research and development	(2)	102

Share-based compensation	$1,883	$1,618

     There was no capitalized share-based compensation cost recorded during the three-month periods ended March 31, 2009, and 2008.
     On May 13, 2008, the Company’s shareholders approved the 2008 Equity Compensation Plan that provides for the grant of share-based awards, including stock options, stock appreciation rights, restricted stock and restricted stock units. The maximum amount of authorized share awards to be issued under this plan is 2,500,000 shares of the Company’s common stock and of this amount, a maximum of 625,000 shares of the Company’s common stock are authorized to be issued for awards other than stock options and stock appreciation rights. The expiration date of the 2008 Equity Compensation Plan is May 13, 2018. The Company’s policy for issuing shares upon option exercise or conversion of its nonvested share awards and deferred stock units under all of the Company’s stock incentive plans is to issue new shares of common stock, unless treasury stock is available at the time of exercise or conversion.
Stock Options
     Stock options awarded to employees under the 1999 and 2001 Stock Incentive Plans and the 2008 Equity Compensation Plan (referred to herein collectively as the “SIPs”) generally vest annually over a three-year period, have 10-year terms and have an exercise price of not less than the fair market value of the underlying stock at the date of grant. Stock options granted to directors under the SIPs generally vest upon the date of grant, are generally exercisable in six months after the date of grant, have 10-year terms and have an exercise price not less than the fair market value of the underlying stock at the date of grant. The Company’s options provide for accelerated vesting if there is a change in control of the Company.
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

     The fair value of each option granted to employees and nonemployee directors during the three-month periods ended March 31, 2009, and 2008, was estimated on the date of grant using a Black-Scholes option valuation model. Those assumptions along with other data regarding the Company’s stock options are noted in the following table (dollars in thousands, except per share data):

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Assumptions for Options Granted to Employees and Nonemployee Directors
Expected volatility	31.88 - 33.01%	24.61 - 25.27%
Expected dividends	1.00 - 2.60%	1.00%
Expected term (in years)	5.75 - 6.00	5.50 - 6.00
Risk-free rate	2.13 - 2.66%	2.60 - 2.99%

Weighted-average volatility	32.06%	25.22%
Weighted-average term (in years)	5.96	5.93
Weighted-average risk-free rate	2.21%	2.81%
Weighted-average dividend rate	2.35%	1.00%
Weighted-average grant date fair value per option	$3.94	$11.13

Other Data
Options granted	384,504	253,954
Weighted-average exercise price for options granted per share	$15.05	$41.81

Intrinsic value of options exercised	—	$146
     As of March 31, 2009, there was $3.5 million of total unrecognized compensation cost related to options granted under the SIPs. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 2.4 years. The weighted-average exercise price and weighted-average remaining contractual term for outstanding stock options as of March 31, 2009, were $35.19 and 6.47 years, respectively, and as of March 31, 2008, $38.92 and 6.6 years, respectively.

Nonvested Share Awards
     The Company’s nonvested share awards generally vest over four or five years on either a monthly or annual basis. The Company’s awards provide for accelerated vesting if there is a change in control of the Company. Compensation expense is recognized on a straight-line basis using the market price on the date of grant as the awards vest. As of March 31, 2009, there was $5.7 million of total unrecognized compensation cost related to nonvested share awards granted under the SIPs. This aggregate unrecognized cost for nonvested share awards is expected to be recognized over a weighted-average period of 1.27 years. Other nonvested share award information for the three-month periods ended March 31, 2009, and 2008, is noted in the following table (dollars in thousands, except per share data):

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Number of shares granted	101,539	77,815
Weighted average grant-date fair value per share	$14.98	$41.96
Fair value of shares vested	$649	$1,535
Deferred Stock Units
     Deferred stock units granted to one of the Company’s employees vest annually on a calendar year basis through December 31, 2009, and are convertible into shares of common stock, subsequent to employment termination. Deferred stock units granted to nonemployee directors vest immediately upon grant and are convertible into shares of common stock subsequent to the directors’ termination of service. As of March 31, 2009, the total unrecognized compensation cost related to deferred stock units granted under the SIPs was $0.8 million and is expected to be recognized over a weighted-average period of 0.75 years. Other deferred stock unit information for the periods ended March 31, 2009, and 2008, is noted in the following table (dollars in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Shares granted to employee directors	290	21,698
Shares granted to nonemployee directors	5,117	1,479
Fair value of shares vested	$80	$64

Employee Stock Purchase Plan
     On May 13, 2008, the Company’s shareholders approved an amendment to its compensatory Employee Stock Purchase Plan (“ESPP”) increasing the maximum number of shares of Company common stock reserved for sale under the ESPP from 600,000 to 850,000. The purchase price of the stock to ESPP participants is 85% of the lesser of the fair market value on either the first day or the last day of the applicable three-month offering period. Other ESPP information for the periods ended March 31, 2009, and 2008, is noted in the following table (dollars in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Share-based compensation expense	$119	$92
Number of ESPP shares issued	37,715	9,829
Amount of proceeds received from employees	$336	$348
13. Concentration of Credit Risk
     The Company’s quantitative radio audience measurement business and related software licensing accounted for the following percentages of revenue:

	Three Months Ended
	March 31,
	2009	2008
Quantitative Radio Business	90%	89%
Related Software Licensing	8%	9%
     The Company had one customer that individually represented 18% of its annual revenue for the year ended December 31, 2008. The Company has historically experienced a high level of contract renewals.
14. Financial Instruments
     Fair values of accounts receivable and accounts payable approximate carrying values due to their short-term nature. Due to the floating rate nature of the Company’s revolving obligation under its Credit Facility, as well as the current nature of any short-term obligations under the Credit Facility, the fair values of the $78.0 million and $85.0 million in outstanding borrowings as of March 31, 2009, and December 31, 2008, respectively, also approximate their carrying amounts.

15. Stock Repurchases
     On November 14, 2007, the Company’s Board of Directors authorized a program to repurchase up to $200.0 million of the Company’s outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of up to two years through November 14, 2009. For the three months ended March 31, 2009, no shares of common stock were repurchased. As of March 31, 2009, the Company paid $100.0 million to repurchase 2,247,400 shares of outstanding common stock under this program since the program’s inception. For the three months ended March 31, 2008, the Company repurchased 1,076,500 shares of outstanding common stock under this program for $46.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto in this Quarterly Report on Form 10-Q.
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron Inc. and its subsidiaries (“we,” “our,” “Arbitron” or the “Company”) in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “intends,” “anticipates,” “estimates,” “believes” or “plans” or comparable terminology, are forward-looking statements based on current expectations about future events, which we have derived from information currently available to us. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied by such forward-looking statements. These risks and uncertainties include, in no particular order, whether we will be able to:
•	absorb costs related to legal proceedings and governmental entity interactions and avoid related fines, limitations or conditions on our business activities, including, without limitation, by meeting or exceeding our commitments and agreements with various governmental entities;

•	successfully commercialize our Portable People MeterTM service;

•	successfully manage the impact on our business of the current economic downturn generally, and in the advertising market, in particular, including, without limitation, the insolvency of any of our customers or the impact of such downturn on our customers’ ability to fulfill their payment obligations to us;

•	successfully maintain and promote industry usage of our services, a critical mass of broadcaster encoding, and the proper understanding of our audience measurement services and methodology in light of governmental regulation, legislation, litigation, activism, or adverse public relations efforts;

•	compete with companies that may have financial, marketing, sales, technical or other advantages over us;

•	successfully design, recruit and maintain PPM panels that appropriately balance research quality, panel size and operational cost;

•	successfully develop, implement and fund initiatives designed to increase sample sizes;

•	complete the Media Rating Council, Inc. (“MRC”) audits of our local market PPM ratings services in a timely manner and successfully obtain and/or maintain MRC accreditation for our audience measurement business;

•	renew contracts with key customers;

•	successfully execute our business strategies, including entering into potential acquisition, joint-venture or other material third-party agreements;

•	effectively manage the impact, if any, of any further ownership shifts in the radio and advertising agency industries;

•	effectively respond to rapidly changing technological needs of our customer base, including creating new proprietary software systems, such as software systems to support our cell-phone-only sampling plans, and new customer services that meet these needs in a timely manner;

•	successfully manage the impact on costs of data collection due to lower respondent cooperation in surveys, consumer trends including a trend toward increasing incidence of cell-phone-only households, privacy concerns, technology changes, and/or government regulations;

•	successfully develop and implement technology solutions to encode and/or measure new forms of media content and delivery, and advertising in an increasingly competitive environment;

•	successfully integrate our new management team;

•	realize the anticipated savings from the Company’s workforce and expense reduction program; and

•	provide appropriate levels of operational capacity and funding to support the more labor intensive identification and recruitment of cell-phone-only households into our panels and samples.
     There are a number of additional important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, the factors set forth in “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2008, the caption “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and elsewhere, and any subsequent periodic or current reports filed by us with the Securities and Exchange Commission.
     In addition, any forward-looking statements represent our expectations only as of the day we first filed this Quarterly Report with the Securities and Exchange Commission and should not be relied upon as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.
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
     Historically, our quantitative radio audience measurement business and related software have accounted for a substantial majority of our revenue. Our quantitative radio audience measurement business accounted for 90 percent and 89 percent of our revenue for the three-month periods ended March 31, 2009, and 2008, respectively. Our related software licensing accounted for eight percent and nine percent of our revenue for the three-month periods ended March 31, 2009, and 2008, respectively. We expect that for the year ending December 31, 2009, our quantitative radio audience measurement business and related software licensing will account for approximately 80 percent and nine percent, respectively, of our revenue, which is consistent with historic annual trends.
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
     We have entered into multi-year agreements with many of our largest customers, including agreements for PPM-based ratings as we commercialize the service in the 49 local markets by December 2010 (the “PPM Markets”). These agreements generally provide for a higher fee for PPM-based ratings than we charge for Diary-based ratings. As a result, we expect that the percentage of our revenues derived from our radio ratings and related software is likely to increase as we commercialize the PPM service. Growth in revenue is expected for 2009, in particular, due to a full year impact of revenue recognized for the 12 PPM Markets commercialized in the latter half of 2008, as well as the one PPM Market commercialized in the first quarter of 2009, and the 18 PPM Markets that we anticipate will be commercialized during the remainder of 2009. The full revenue impact of the launch is also not expected to occur in the first year of commercialization for each of these markets because our customer contracts allow for phased-in pricing toward the higher PPM service rate over a period of time.
     The signing of Cumulus Media Inc. (“Cumulus”) and Clear Channel Communications, Inc. (“Clear Channel”) with Nielsen for the radio ratings service in certain small to mid-sized markets is anticipated to adversely impact our expected revenue by approximately $5.0 million in 2009, and thereafter the adverse impact on our expected annual revenue will be approximately $10.0 million per year. Due to the current economic downturn’s impact on anticipated sales of discretionary services, as well as the high penetration of our current services in the radio station business, we expect that our future annual organic rate of revenue growth from our quantitative Diary-based radio ratings services will be slower than historical trends.
Diary Trends and Initiatives
     Response rates are an important measure of our effectiveness in obtaining consent from persons to participate in our surveys. Another measure often used by clients to assess quality in our ratings is sample proportionality, which refers to how well the distribution of the sample for any individual survey matches the distribution of the population in the local market. It has become increasingly difficult and more costly for us to obtain consent from persons to participate in our surveys. We must achieve a level of both sample proportionality and response rates sufficient to maintain confidence in our ratings, the support of the industry and accreditation by the MRC. Overall response rates have declined over the past several years. If response rates continue to decline further or if recruitment costs significantly increase, our radio audience measurement business could be adversely affected. Response rates are one quality measure of survey performance among many and an important factor impacting costs associated with data collection. We believe that additional expenditures will be required in the future to research and test new measures associated with improving response rates and sample proportionality. As part of our continuous improvement program, we intend to continue to invest in Diary service quality enhancements in 2009.
     In December 2008, we announced plans to accelerate the introduction of cell-phone-only sampling in Diary markets in an effort to improve sample proportionality. With the Spring 2009 survey, we added cell-phone-only households to the Diary sample in 151 Diary markets using a hybrid methodology of address-based recruitment for cell-phone-only households, while using random digit dialing (“RDD”) recruitment for households with landline phone service. Beginning with the Fall 2009 survey, we intend to expand cell-phone-only sampling to all Diary markets in the continental United States, Alaska and Hawaii.

     In an effort to better target our premium expenditures to key buying demographics of the users of our estimates, beginning with the Spring 2009 Diary survey, we reduced the premium for households where all members are aged 55 or older and redirected those premiums to households containing persons aged 18-34.
PPM Trends and Initiatives
     MRC Accreditation. On January 9, 2009, we announced that the MRC had accredited the average-quarter-hour, time-period radio ratings data produced by the PPM ratings service in the Riverside-San Bernardino local market.
     Commercialization. We are in the process of executing our previously announced plan to commercialize progressively our PPM ratings service in the largest United States radio markets, which we currently anticipate will result in commercialization of the service in 49 local markets by December 2010. We may continue to update the timing of commercialization and the composition of the PPM Markets from time to time. We currently utilize our PPM radio ratings service to produce audience estimates in 15 United States local radio markets. Most recently, we commercialized the PPM ratings service in Boston with the release of the March data in April 2009. We currently intend to commercialize the PPM service in another 18 local markets during 2009.
     Quality Improvement Initiatives. As we have commercialized the PPM service in the PPM Markets, we have experienced and expect to continue to experience challenges in the operation of the PPM service similar to those we face in the Diary-based service, including several of the challenges related to sample proportionality and response rates mentioned above. We expect to continue to implement additional measures to address these challenges. In connection with our interactions with several governmental entities, we have announced a series of commitments concerning our PPM radio ratings services that we have agreed to implement over the next several years and, that we believe are consistent with our ongoing efforts to obtain and maintain MRC accreditation. We refer to our ongoing efforts to improve our radio ratings services as our “continuous improvement” initiatives. These initiatives will likely require expenditures that may be material in the aggregate.
     On January 22, 2009, we announced a plan to increase our sample target for cell-phone-only households in all PPM Markets to 12.5 percent by the end of 2009 and to 15 percent by the end of 2010, which we anticipate may help to increase young adult proportionality. We use a RDD approach to include cell-phone-only households in our PPM panels and this requires us to hand-dial each number. However, we expect to implement a hybrid method of using an address-based sample frame for cell-phone-only households together with an RDD sample frame for landline households during 2009. Under this new methodology, we will be able to use auto-dialers to contact potential households for recruitment into our panels.
     On February 4, 2009, we announced our plans to expand our in-person coaching initiatives in the top ten markets by the end of April 2009. The expansion program is called “Feet on the Street”, which has been designed in an attempt to reduce respondent turnover and improve compliance among young African-American and Hispanic respondents in the PPM panels.
     On March 2, 2009, we confirmed that we have been extending to all PPM Markets a number of the key methodological enhancements that we committed to in our agreements with the Attorneys General of New Jersey, New York and Maryland. Some of the enhancements include the following:
•	use of address-based sampling technique for at least 10 percent of our sampling efforts by late 2009 and for at least 15 percent of our recruitment efforts by the end of December 2010 in all PPM Markets;

•	application of an average-daily in-tab (our actual percentage of the installed panel that provides useable data) benchmark of 75 percent to all PPM Markets;

•	continued focus on improving the Sample Performance Indicator and other response metrics in all PPM Markets; and

•	our commitment to provide greater transparency in terms of information regarding PPM sample composition and other metrics of PPM services.

     We intend to provide this additional information in all PPM Markets that many of our clients have indicated they would find useful and would help their understanding the strengths and limitations of PPM samples.
     We continue to operate in a highly challenging business environment in the markets and industries we serve. Our future performance will be impacted by our ability to address a variety of challenges and opportunities in these markets and industries, including our ability to continue to maintain and improve the quality of our PPM service, and manage increased costs for data collection, arising among other ways, from increased numbers of cell-phone-only households, which are more expensive to recruit than households with landline phones. Our goal is to obtain and maintain MRC accreditation in all of our PPM Markets, and develop and implement effective and efficient technological solutions to measure multimedia and advertising.
     While there is the possibility that the pace of commercialization of the PPM ratings service could be slowed further, we believe that the PPM ratings service is both a viable replacement for our Diary-based ratings service and a significant enhancement to our audience estimates in major radio markets, and it is an important component of our anticipated future growth. If the pace of the commercialization of our PPM ratings service is slowed further, revenue increases that we expect to receive related to the service would also be delayed.
     Commercialization of our PPM radio ratings service has and will continue to require a substantial financial investment. We believe our cash generated from operations, as well as access to our existing credit facility, is sufficient to fund such requirements. As we have anticipated, our efforts to support the commercialization of our PPM ratings service have had a material negative impact on our results of operations. The amount of capital required for deployment of our PPM ratings service and the impact on our results of operations will be greatly affected by the speed of the commercialization. We anticipate that PPM costs and expenses will accelerate six to nine months in advance of the commercialization of each PPM Market as we build the panels. These costs are incremental to the costs associated with our Diary-based ratings service. Our cell-phone-only household recruitment initiatives in both the Diary and PPM services will also increase our cost of revenue. Growth in revenue and earnings per share remain our most important financial goals. Protecting and supporting our existing customer base, and ensuring our services are competitive from a price, quality and service perspective are critical components to these overall goals, although there can be no guarantee that we will be successful in our efforts.
General Economic Conditions
     Our clients derive most of their revenue from transactions involving the sale or purchase of advertising. During the challenging economic times we are presently experiencing, advertisers may reduce advertising expenditures, impacting advertising agencies and media. As a result, advertising agencies and media may be less likely to purchase our services.
     If the economic downturn expands or is sustained for an extended period, it also may lead to lower demand for our services, increased incidence of customers’ inability to pay their accounts, an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or insolvency of our customers. During 2009, we have observed an increase in the average number of days our sales have been outstanding before we have received payment.
     We depend on a limited number of key customers for our radio ratings services and related software. For example, in 2008, Clear Channel represented 18 percent of our total revenue. The former agreement between Clear Channel and us for services in markets outside of the PPM Markets in which Clear Channel operates, as well as the national RADAR service, expired on December 31, 2008.
     We cannot provide any assurances that we could replace the revenue that would be lost if any of our key customers failed to renew all or part of their agreements with us. The loss of any key customer would materially impact our business, financial position and operating results. Because many of our largest customers own and operate radio stations in markets that we expect to transition to PPM measurement, we expect that our dependence on our largest customers will continue for the foreseeable future.
Restructuring and Reorganization
     During the first quarter of 2009, we implemented a reorganization plan. Part of the reorganization included a strategic realignment initiative whereby we reduced our workforce by approximately 10 percent of our full-time employees. During this process, we incurred $8.2 million of pre-tax implementation expenses, related principally to severance, termination benefits, outplacement support and certain relocation cost obligations that were incurred as part of the reorganization of our management structure.
     Although we recognized a substantial majority of the related expense during the first quarter of 2009, certain other expenses associated with the restructuring will be incurred and recognized during the remainder of 2009. We estimate that the restructuring charge for the full year ending December 31, 2009, will be approximately $9.0 million.

     Although we incurred significant expenses associated with the implementation of the strategic realignment initiative in 2009, we expect to reduce our projected 2010 expense run rate by $10.0 million.
Lawsuits and Governmental Interactions
     During the three months ended March 31, 2009, we incurred approximately $0.2 million in net legal costs and expenses in connection with a number of significant civil actions and a governmental interaction commenced during 2008 that related primarily to the commercialization of our PPM service. We can provide no assurance that we will not incur substantial net legal costs and expenses during the remainder of 2009.
Clear Channel Agreement Executed in May 2009
     On May 5, 2009, we announced that we had entered into new three year agreements with Clear Channel, and certain other subsidiaries of CC Media Holdings, Inc., to provide diary-based radio ratings and other related services for Clear Channel’s radio stations in the 105 United States local markets set forth in the Current Report on Form 8-K we filed with the SEC on May 5, 2009. We entered into the agreements on May 4, 2009 with an effective term beginning on January 1, 2009 and expiring on December 31, 2011.
     Under the terms and conditions of the new agreements, we will provide our diary-based Radio Market Reports, Maximi$er, Tapscan, Scarborough consumer data and Arbitron qualitative data, and related services and software to Clear Channel.
     Premiere Radio Networks has also entered into a new contract to receive our RADAR National Radio Network ratings services and data. We have also entered into new agreements with Katz Media Group and Clear Channel Traffic.
     The aggregate amount of all payments to be made by Clear Channel for the Radio Market Report and other related services during the term of the agreements (assuming the agreements are not terminated prior to the expiration of the stated term) currently is expected to be approximately $69.0 million, based on the radio stations currently owned by Clear Channel.
     The new agreements do not amend or otherwise affect the Radio Station License Agreement to Receive and Use Arbitron PPM Data and Estimates by and between the Company and Clear Channel Broadcasting, Inc. dated June 26, 2007, which was disclosed in a Current Report on Form 8-K filed with the SEC on June 29, 2007 and filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 20, 2007, and related agreements.
Critical Accounting Policies and Estimates
     Critical accounting policies and estimates are those that are both important to the presentation of our financial position or results of operations, and require our most difficult, complex or subjective judgments.
     We capitalize software development costs with respect to significant internal use software initiatives or enhancements in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The costs are capitalized from the time that the preliminary project stage is completed and management considers it probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are amortized over periods of three to five years. We perform an assessment quarterly to determine if it is probable that all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value. As of March 31, 2009, and December 31, 2008, our capitalized software developed for internal use had carrying amounts of $23.6 million and $22.6 million, respectively, including $13.6 million and $13.3 million, respectively, of software related to the PPM service.
     We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make assumptions, judgments and estimates to determine the current provision for income taxes and also deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our assumptions, judgments and estimates relative to the current provision for income taxes take into account current tax laws, interpretation of current tax laws and possible outcomes of current and future audits conducted by domestic and foreign tax authorities. Changes in tax law or interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in the consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account forecasts of the amount and nature of future taxable income. Actual operating results and the underlying amount and nature of income in future years could render current assumptions, judgments and estimates of recoverable net deferred tax assets. We believe it is more likely than not that we will realize the benefits of these deferred tax assets. Any of the assumptions, judgments and estimates mentioned above could cause actual income tax obligations to differ from estimates, thus impacting our financial position and results of operations.
     In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48"), an interpretation of FASB Statement No. 109, Accounting for Income Taxes, we include, in our tax calculation methodology, an assessment of the uncertainty in income taxes by establishing recognition thresholds for our tax positions before being recognized in the financial statements. Inherent in our calculation are critical judgments by management related to the determination of the basis for our tax positions. FIN No. 48 provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. For further information, see Note 11 in the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
     We expect to submit claims for two insurance recoveries. The first involves a number of legal matters and a governmental action for which we have incurred a material amount of legal costs and expenses. We estimate that $5.8 million of these costs and expenses are recoverable through insurance proceeds. This amount is recorded in prepaid and other current assets as of March 31, 2009. A $1.0 million insurance recovery is also recorded in prepaids and other current assets as of March 31, 2009, related to damages and business interruption losses incurred during Hurricane Ike. It is possible that the actual recoveries related to these events will be greater or less than our estimates.

Results of Operations
Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008
     The following table sets forth information with respect to our consolidated statements of income:
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Increase		Percentage of
	March 31,		(Decrease)		Revenue
	2009	2008	Dollars	Percent	2009	2008
Revenue	$98,489	$94,065	$4,424	4.7%	100.0%	100.0%

Costs and expenses
Cost of revenue	39,529	35,110	4,419	12.6%	40.1%	37.3%
Selling, general and administrative	18,424	18,552	(128)	(0.7%)	18.7%	19.7%
Research and development	9,306	9,664	(358)	(3.7%)	9.4%	10.3%
Restructuring and reorganization	8,171	—	8,171	NM	8.3%	0.0%

Total costs and expenses	75,430	63,326	12,104	19.1%	76.6%	67.3%

Operating income	23,059	30,739	(7,680)	(25.0%)	23.4%	32.7%
Equity in net loss of affiliate(s)	(3,000)	(3,945)	945	(24.0%)	(3.0%)	(4.2%)

Income from continuing operations before interest and tax expense	20,059	26,794	(6,735)	(25.1%)	20.4%	28.5%
Interest income	19	184	(165)	(89.7%)	0.0%	0.2%
Interest expense	333	198	135	68.2%	0.3%	0.2%

Income from continuing operations before income tax expense	19,745	26,780	(7,035)	(26.3%)	20.0%	28.5%
Income tax expense	7,404	10,468	(3,064)	(29.3%)	7.5%	11.1%

Income from continuing operations	12,341	16,312	(3,971)	(24.3%)	12.5%	17.3%
Discontinued operations
Loss from discontinued operations, net of taxes	—	(495)	495	NM	0.0%	(0.5%)
Gain on sale, net of taxes	—	450	(450)	NM	0.0%	0.5%

Total loss from discontinued operations, net of taxes	—	(45)	45	NM	0.0%	(0.0%)

Net income	$12,341	$16,267	$(3,926)	(24.1%)	12.5%	17.3%

Income per weighted average common share
Basic
Continuing operations	$0.47	$0.58	$(0.11)	(19.0%)
Discontinued operations	—	—	—	—

Net income per share, basic	$0.47	$0.58	$(0.11)	(19.0%)

Diluted
Continuing operations	$0.46	$0.58	$(0.12)	(20.7%)
Discontinued operations	—	—	—	—

Net income per share, diluted	$0.46	$0.57	$(0.11)	(19.3%)

Cash dividends declared per common share	$0.10	$0.10	$—	—

Certain per share data and percentage amounts may not total due to rounding.

NM — not meaningful

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Increase
	March 31,		(Decrease)
	2009	2008	Dollars	Percent
Other data:
EBIT (1)	$20,059	$26,794	$(6,735)	(25.1%)
EBITDA (1)	$25,282	$30,716	$(5,434)	(17.7%)

EBIT and EBITDA Reconciliation (1)
Income from continuing operations	$12,341	$16,312	$(3,971)	(24.3%)
Income tax expense	7,404	10,468	(3,064)	(29.3%)
Interest (income)	(19)	(184)	165	(89.7%)
Interest expense	333	198	135	68.2%

EBIT (1)	20,059	26,794	(6,735)	(25.1%)
Depreciation and amortization	5,223	3,922	1,301	33.2%

EBITDA (1)	$25,282	$30,716	$(5,434)	(17.7%)

(1)	EBIT (earnings before interest and income taxes) and EBITDA (earnings before interest, income taxes, depreciation and amortization) are non-GAAP financial measures that we believe are useful to investors in evaluating our results. For further discussion of these non-GAAP financial measures, see paragraph below entitled “EBIT and EBITDA” of this quarterly report.
     Revenue. Revenue increased 4.7% for the three months ended March 31, 2009, as compared to the same period in 2008, due primarily to an $18.0 million increase in our PPM rating business, which was substantially offset by a $14.8 million decrease in our Diary-rating business. This net increase of approximately $3.1 million in our rating business revenue was substantially due to the commercialization of an aggregate of 13 additional PPM Markets during the latter half of 2008 and first quarter of 2009. Our PPM agreements provide for a higher fee for PPM-based ratings than we charge for Diary-based ratings. The revenue growth rate of our rating business was diminished due to decreased demand for discretionary services, such as software and qualitative data services, due to the current recession. PPM International sales increased by $1.3 million for the three months ended March 31, 2009, as compared to the same period in 2008.
     Cost of Revenue. Cost of revenue increased by 12.6% for the three months ended March 31, 2009, as compared to the same period in 2008. Cost of revenue increased by $3.9 million due to increased management and recruitment costs incurred to manage PPM panels for the aggregate of 13 markets commercialized in the latter half of 2008 and the first quarter of 2009, costs incurred to build the panels for the 18 additional markets that we intend to commercialize during the remainder of 2009, and increased cell-phone-only household recruitment in the PPM Markets. We expect that our cost of revenue will continue to increase as a result of our efforts to support the continued commercialization of our PPM service over the next two years. Cost of revenue also increased by $1.0 million due to higher PPM International equipment sales. Cost of revenue associated with Diary data collection and processing costs remained relatively unchanged for the three months ended March 31, 2009, as compared to the same period in 2008, due to $1.3 million spent on cell-phone-only household recruitment initiatives for our Diary markets during 2009, which was substantially offset by reduced Diary expenses resulting from the transition from our Diary service to the PPM service as previously mentioned.
     Restructuring and Reorganization. During the first quarter of 2009, we implemented a reorganization plan for the Company. Part of the reorganization included a strategic realignment initiative whereby we reduced our workforce by approximately 10 percent of our full-time employees. During this process, we incurred $8.2 million of pre-tax implementation expenses, related principally to severance, termination benefits, outplacement support, and certain relocation cost obligations that were incurred as part of the reorganization of our management structure.

     Although we recognized a substantial majority of the related expense during the first quarter of 2009, certain other expenses associated with the restructuring will be incurred and recognized during the remainder of 2009. We estimate that the restructuring and reorganization charge for the full year ended December 31, 2009, will be approximately $9.0 million.
     Equity in Net Loss of Affiliates. Equity in net loss of affiliates decreased by 24.0% for the three months ended March 31, 2009, as compared to the same period in 2008, due to the termination of the Project Apollo affiliate in June 2008. The Scarborough affiliate net loss was flat for the three months ended March 31, 2009, as compared to the same period in 2008.
     Income Tax Expense. The effective tax rate from continuing operations decreased to 37.5% for the three months ended March 31, 2009, from 39.1% for the three months ended March 31, 2008, to reflect the increased benefit of certain Federal income tax credits.
     Net Income. Net income decreased 24.1% for the three months ended March 31, 2009, as compared to the same period in 2008, due primarily to severance and other termination benefits incurred during the first quarter of 2009. The annual savings in 2009 derived from the strategic realignment initiative, which began in February 2009, are expected to offset the severance and other costs of the reorganization. We also expect to reduce our projected 2010 expense run rate by $10.0 million. Net income was also impacted by our continuing efforts to further build and operate our PPM service panels for markets launched in the latter half of 2008, as well as the markets scheduled to launch in 2009. Such efforts include cell-phone-only household recruitment initiatives, the cost of which we expect will continue to increase during the remainder of 2009. We expect that the year-over-year net income reduction trend that was noted for 2008, as well as the previous two years, will reverse in 2009 as a result of the continued commercialization of our PPM service.
     EBIT and EBITDA. We believe that presenting EBIT and EBITDA, both non-GAAP financial measures, as supplemental information helps investors, analysts and others, if they so choose, in understanding and evaluating our operating performance in some of the same manners that we do because EBIT and EBITDA exclude certain items that are not directly related to our core operating performance. We reference these non-GAAP financial measures in assessing current performance and making decisions about internal budgets, resource allocation and financial goals. EBIT is calculated by deducting interest income from income from continuing operations and adding back interest expense and income tax expense to income from continuing operations. EBITDA is calculated by deducting interest income from income from continuing operations and adding back interest expense, income tax expense, and depreciation and amortization to income from continuing operations. EBIT and EBITDA should not be considered substitutes either for income from continuing operations, as indicators of our operating performance, or for cash flow, as measures of our liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. EBIT decreased by 25.1% for the three months ended March 31, 2009, as compared to the same period in 2008, due primarily to severance and other transition costs incurred as part of our strategic realignment process, as well as our continuing efforts and expenditures to further build our PPM service panels, including cell-phone-only household recruitment. These decreases in EBIT were partially offset by lower affiliate share losses incurred due to our termination of the Project Apollo affiliate in June 2008. EBITDA decreased by only 17.7% because this non-GAAP financial measure excludes depreciation and amortization, which for the three months ended March 31, 2009, experienced an increasing trend resulting from higher PPM and software capital expenditures in the current and preceding periods, as compared to the three months ended March 31, 2008.

Liquidity and Capital Resources
     Working capital, which is the amount by which our current assets exceed (are less than) our current liabilities, was ($22.0) million and ($28.6) million as of March 31, 2009, and December 31, 2008, respectively. Excluding the deferred revenue liability, which does not require a significant additional cash outlay, working capital was $24.3 million and $28.7 million as of March 31, 2009, and December 31, 2008, respectively. Cash and cash equivalents were $4.3 million and $8.7 million as of March 31, 2009, and December 31, 2008, respectively. We expect that our cash position as of March 31, 2009, cash flow generated from operations, and our available revolving credit facility (“Credit Facility”) will be sufficient to support our operations for the next 12 to 24 months and to provide for the $8.0 to $9.0 million of restructuring and reorganization charges that we anticipate spending during the remainder of 2009.
     Net cash provided by operating activities was $13.2 million and $15.2 million for the three months ended March 31, 2009, and 2008, respectively. This $2.0 million decrease in net cash provided by operating activities relates in part to the decrease in accounts payable of $2.8 million that was primarily related to increased payments in 2009, as compared to 2008, for legal costs incurred related to a number of governmental interactions commenced during 2008. In addition, because PPM-derived surveys deliver more frequently than Diary surveys, revenue was recognized sooner for the incremental 13 PPM Markets than in the prior year and consequently, a $2.4 million decrease in deferred revenue occurred for the quarter period ended March 31, 2009, as compared to 2008. Net cash provided by operating activities was positively impacted by a $1.4 million increase in depreciation related to increased PPM equipment capital expenditures made prior to March 31, 2009, as compared to 2008, and a $1.7 million change associated with decreased accounts receivable balances, resulting from higher PPM service collections recorded in conjunction with the 13 PPM Markets commercialized since March 31, 2008, along with a few large collections from certain customers who, in the midst of a recessionary economy, are managing the availability of their cash resources more diligently and consequently, some customer payments due in the fourth quarter of 2008 were delayed until the first quarter of 2009.
     Net cash used in investing activities was $7.8 million and $6.4 million for the quarters ended March 31, 2009, and 2008, respectively. This $1.4 million increase in cash used in investing activities was primarily due to a $1.0 million net cash inflow for 2008 related to our discontinued operation (i.e., Continental). See Note 2 in the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further information regarding the sale of Continental. The change in cash flow associated with investing activities was also impacted by a $0.8 million increase in capital spending in 2009, primarily related to software capitalization.
     Net cash used in financing activities was $9.8 million and $5.7 million for the quarters ended March 31, 2009, and 2008, respectively. This $4.1 million increase in net cash used in financing activities was due largely to the net repayment of $7.0 million in 2009 to reduce our outstanding debt under our Credit Facility. During 2008, a net borrowing of $33.0 million was used to assist our cash flow from operations to substantially fund the repurchase of $36.9 million of our common stock.
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
     Our Credit Facility contains financial terms, covenants and operating restrictions that potentially restrict our financial flexibility. Under the terms of the Credit Facility, we are required to maintain certain leverage and coverage ratios and meet other financial conditions. The agreement potentially limits, among other things, our ability to sell assets, incur additional indebtedness, and grant or incur liens on our assets. Under the terms of the Credit Facility, all of our material domestic subsidiaries, if any, guarantee the commitment. Currently, we do not have any material domestic subsidiaries as defined under the terms of the Credit Facility. Although we do not believe that the terms of our Credit Facility limit the operation of our business in any material respect, the terms of the Credit Facility may restrict or prohibit our ability to raise additional debt capital when needed or could prevent us from investing in other growth initiatives. Our outstanding borrowings decreased from $85.0 million at December 31, 2008, to $78.0 million at March 31, 2009. We have been in compliance with the terms of the Credit Facility since the agreement’s inception. As of May 1, 2009, we had $95.0 million in outstanding debt under the Credit Facility.
     On November 14, 2007, our Board of Directors authorized a program to repurchase up to $200.0 million in shares of our outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of up to two years through November 14, 2009. As of April 1, 2009, 2,247,400 shares of outstanding common stock had been repurchased under this program for $100.0 million.
     Quarterly dividend payments of $.10 per share were made on January 2, 2009, and April 1, 2009. There is no assurance that the quarterly dividend will continue to be paid.
     Commercialization of our PPM radio ratings service requires and will continue to require a substantial financial investment. We believe our cash generated from operations, as well as access to the Credit Facility, is sufficient to fund such requirements for the next 12 to 24 months. The amount of capital required for further deployment of our PPM ratings service and the impact on our results of operations will be greatly affected by the speed of commercialization. We anticipate that PPM costs and expenses will accelerate six to nine months in advance of the commercialization of each PPM Market as we build the panels. These costs are incremental to the costs associated with our Diary-based ratings service. Cell-phone-only household recruitment initiatives in both the Diary and PPM services will also increase our cost of revenue.
Seasonality
     We recognize revenue for services over the terms of license agreements as services are delivered, and expenses are recognized as incurred. We currently gather radio-listening data in 300 U.S. local markets, including 285 Diary markets and 15 PPM Markets. All Diary markets are measured at least twice per year (April-May-June for the “Spring Survey” and October-November-December for the “Fall Survey”). In addition, we measure all major Diary markets two additional times per year (January-February-March for the “Winter Survey” and July-August-September for the “Summer Survey”). Our revenue is generally higher in the first and third quarters as a result of the delivery of the Fall Survey and Spring Survey, respectively, to all Diary markets compared to revenue in the second and fourth quarters, when delivery of the Winter Survey and Summer Survey, respectively, is made only to major Diary markets. The seasonality for PPM services will result in higher revenue in the fourth quarter because the PPM service delivers surveys 13 times a year with four surveys delivered in the fourth quarter. There will be fluctuations in the depth of the seasonality pattern during the periods of transition between the services in each PPM Market.
     Our expenses are generally higher in the second and fourth quarters as we conduct the Spring Survey and Fall Survey for our Diary markets. The transition from the Diary service to the PPM service in the PPM Markets has and will continue to have an impact on the seasonality of costs and expenses. We anticipate that PPM costs and expenses will accelerate six to nine months in advance of the commercialization of each market as we build the panels. These preliminary costs are incremental to the costs associated with our Diary-based ratings service and we will recognize these increased costs as incurred rather than upon the delivery of a particular survey. This pattern differs from the cost pattern associated with the delivery of the Diary service. The size and seasonality of the PPM transition impact on a period to period comparison will be influenced by the timing, number, and size of individual markets contemplated in our PPM commercialization schedule, which currently includes a goal of commercializing 49 PPM Markets by the end of 2010. During the first quarter of 2009, we commercialized one PPM Market and, during the remainder of 2009, we expect to commercialize 18 additional PPM Markets, 13 of which we expect to commercialize in the latter half of 2009.
     Scarborough historically has experienced losses during the first and third quarters of each year because revenue is predominantly recognized in the second and fourth quarters when the substantial majority of services are delivered. Scarborough royalty costs, which are recognized in costs of revenue, are also historically higher during the second and fourth quarters.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     The Company holds its cash and cash equivalents in highly liquid securities.
Foreign Currency Exchange Rate Risk
     The Company’s foreign operations are not significant at this time and, therefore, its exposure to foreign currency risk is not material. If we expand our foreign operations, this exposure to foreign currency exchange rate changes could increase.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved, from time to time, in litigation and proceedings, including with governmental authorities, arising out of the ordinary course of business. Legal costs for services rendered in the course of these proceedings are charged to expense as they are incurred.
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
     On April 30, 2008, Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund filed a securities class action lawsuit in the United States District Court for the Southern District of New York on behalf of a purported Class of all purchasers of Arbitron common stock between July 19, 2007, and November 26, 2007. The plaintiff asserts that Arbitron, Stephen B. Morris (our Chairman and former President and Chief Executive Officer), and Sean R. Creamer (our Executive Vice President, Finance and Planning & Chief Financial Officer) violated federal securities laws. The plaintiff alleges misrepresentations and omissions relating, among other things, to the delay in commercialization of our PPM radio ratings service in November 2007, as well as stock sales during the period by company insiders who were not named as defendants and Messrs. Morris and Creamer. The plaintiff seeks class certification, compensatory damages plus interest and attorneys’ fees, among other remedies. On September 22, 2008 the plaintiff filed an Amended Class Action Complaint. On November 25, 2008, Arbitron, Mr. Morris, and Mr. Creamer each filed Motions to Dismiss the Amended Class Action Complaint. On January 23, 2009, the plaintiff filed a Memorandum of Law in Opposition to Defendants’ Motions to Dismiss the Amended Class Action Complaint. On February 23, 2009, Arbitron, Mr. Morris, and Mr. Creamer filed replies in support of their Motions to Dismiss.
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
     In connection with the New York Settlement, we have agreed to achieve specified metrics concerning telephone number-based, address-based, and cell-phone-only sampling, and to take reasonable measures designed to achieve specified metrics concerning sample performance indicator and in-tab rates (the “Specified Metrics”) in our New York local market PPM radio ratings service by agreed dates. We also will make certain disclosures to users and potential users of our audience estimates, report to the New York Attorney General on our performance against the Specified Metrics, and make all reasonable efforts in good faith to obtain and retain accreditation by the MRC of our New York local market PPM ratings service. If, by October 15, 2009, we have not obtained accreditation from the MRC of our New York local market PPM radio ratings service and also have failed to achieve all of the Specified Metrics, the New York Attorney General reserves the right to rescind the New York Settlement and reinstitute litigation against us for the allegations made in the civil action.
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
     On January 7, 2009, we joined in a Final Consent Judgment (the “New Jersey Settlement”) in connection the “New Jersey State Action”. The New Jersey Settlement, when fully executed and performed by the Company to the reasonable expectation of the New Jersey Attorney General, will resolve all claims against the Company that were alleged by the New Jersey Attorney General in the New Jersey State Action. In connection with the New Jersey Settlement, we also agreed to dismiss the New Jersey Federal Action. As part of the New Jersey Settlement, the Company denied any liability or wrongdoing.

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
Item 1A. Risk Factors
     See Item 1A. — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008 for a detailed discussion of risk factors affecting Arbitron.

ITEM 6. EXHIBITS

Exhibit No.	Description

Exhibit 10.1	Form of 2008 Equity Compensation Plan Non-Statutory Stock Option Agreement (Director Grant in Lieu of Fees)

Exhibit 10.2	Form of 2008 Equity Compensation Plan Director Deferred Stock Unit Agreement

Exhibit 10.3	Form of 2008 Equity Compensation Plan Non-Statutory Stock Option Agreement (Annual Director Grant)

Exhibit 10.4	Executive Employment Agreement dated as of March 6, 2009 by and between the Company and Alton L. Adams

Exhibit 10.5	Executive Employment Agreement dated as of March 3, 2009 by and between the Company and Taher Behbehani

Exhibit 10.6	Executive Employment Agreement dated as of March 2, 2009 by and between the Company and Dr. Robert Henrick

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBITRON INC.
By:	/s/ SEAN R. CREAMER
Sean R. Creamer
Executive Vice President of Finance and Planning and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal financial and principal accounting officer)

Date: May 7, 2009