Form 10-Q
period 2009-06-30
ARBITRON INC
filed 2009-08-05
CIK 109758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The registrant had 26,511,199  shares of common stock, par value $0.50 per share, outstanding as of July 31, 2009.

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

     We routinely post important information on our website at www.arbitron.com. Information contained on our website is not part of this quarterly report.

ARBITRON INC.
Consolidated Balance Sheets
(In thousands, except par value data)

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$12,669	$8,658
Trade accounts receivable, net of allowance for doubtful accounts of $3,036 in 2009 and $2,598 in 2008	64,959	50,037
Inventory	1,169	2,507
Prepaid expenses and other current assets	9,699	10,167
Deferred tax assets	2,391	2,476

Total current assets	90,887	73,845

Equity and other investments	15,482	14,901
Property and equipment, net	67,209	62,930
Goodwill, net	38,500	38,500
Other intangibles, net	879	950
Noncurrent deferred tax assets	7,188	7,576
Other noncurrent assets	684	895

Total assets	$220,829	$199,597

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$9,183	$15,401
Accrued expenses and other current liabilities	22,934	29,732
Deferred revenue	56,566	57,304

Total current liabilities	88,683	102,437
Long-term debt	105,000	85,000
Other noncurrent liabilities	26,909	26,655

Total liabilities	220,592	214,092

Commitments and contingencies	—	—
Stockholders’ equity (deficit)
Preferred stock, $100.00 par value, 750 shares authorized, no shares issued	—	—
Common stock, $0.50 par value, authorized 500,000 shares, issued 32,338 shares as of June 30, 2009, and December 31, 2008	16,169	16,169
Net distributions to parent prior to March 30, 2001, spin-off	(239,042)	(239,042)
Retained earnings subsequent to spin-off	240,622	226,345
Common stock held in treasury, 5,827 shares in 2009 and 5,928 shares in 2008	(2,914)	(2,964)
Accumulated other comprehensive loss	(14,598)	(15,003)

Total stockholders’ equity (deficit)	237	(14,495)

Total liabilities and stockholders’ equity (deficit)	$220,829	$199,597

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	June 30,
	2009	2008
Revenue	$86,799	$78,655

Costs and expenses
Cost of revenue	55,762	52,585
Selling, general and administrative	19,351	19,977
Research and development	10,584	9,864
Restructuring and reorganization	185	—

Total costs and expenses	85,882	82,426

Operating income (loss)	917	(3,771)

Equity in net income of affiliate(s)	5,581	5,166

Income from continuing operations before interest and income tax expense	6,498	1,395
Interest income	14	271
Interest expense	365	682

Income from continuing operations before income tax expense	6,147	984
Income tax expense	2,651	359

Income from continuing operations	3,496	625

Discontinued operations
Loss on sale of discontinued operations, net of taxes	—	(25)

Total loss from discontinued operations, net of taxes	—	(25)

Net income	$3,496	$600

Income per weighted-average common share
Basic
Continuing operations	$0.13	$0.02
Discontinued operations	—	—

Net income	$0.13	$0.02

Diluted
Continuing operations	$0.13	$0.02
Discontinued operations	—	—

Net income	$0.13	$0.02

Weighted-average common shares used in calculations
Basic	26,486	27,183
Potentially dilutive securities	169	251

Diluted	26,655	27,434

Dividends declared per common share outstanding	$0.10	$0.10

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
Revenue	$185,288	$172,720

Costs and expenses
Cost of revenue	95,291	87,695
Selling, general and administrative	37,775	38,529
Research and development	19,890	19,528
Restructuring and reorganization	8,356	—

Total costs and expenses	161,312	145,752

Operating income	23,976	26,968
Equity in net income of affiliate(s)	2,581	1,221

Income from continuing operations before interest and income tax expense	26,557	28,189
Interest income	33	455
Interest expense	698	880

Income from continuing operations before income tax expense	25,892	27,764
Income tax expense	10,055	10,827

Income from continuing operations	15,837	16,937

Discontinued operations
Loss from discontinued operations, net of taxes	—	(495)
Gain on sale of discontinued operations, net of taxes	—	425

Total loss from discontinued operations, net of taxes	—	(70)

Net income	$15,837	$16,867

Income per weighted-average common share
Basic
Continuing operations	$0.60	$0.61
Discontinued operations	—	—

Net income	$0.60	$0.61

Diluted
Continuing operations	$0.60	$0.61
Discontinued operations	—	—

Net income	$0.60	$0.61

Weighted-average common shares used in calculations
Basic	26,458	27,687
Potentially dilutive securities	142	186

Diluted	26,600	27,873

Dividends declared per common share outstanding	$0.20	$0.20

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Cash Flows
(In thousands and unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$15,837	$16,867
Loss from discontinued operations, net of taxes	—	70

Income from continuing operations	15,837	16,937
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	10,810	7,896
Amortization of intangible assets	71	205
Loss on asset disposals	1,071	692
Deferred income taxes	206	1,003
Equity in net income of affiliate(s)	(2,581)	(1,221)
Distributions from affiliate	5,400	4,750
Bad debt expense	674	460
Non-cash share-based compensation	4,626	4,347
Changes in operating assets and liabilities
Trade accounts receivable	(15,596)	2,021
Prepaid expenses and other assets	548	56
Inventory	1,219	(467)
Accounts payable	(5,367)	(1,845)
Accrued expenses and other current liabilities	(7,060)	(6,390)
Deferred revenue	(738)	3,555
Other noncurrent liabilities	998	612
Net cash used in operating activities of discontinued operations	—	(1,225)

Net cash provided by operating activities	10,118	31,386

Cash flows from investing activities
Additions to property and equipment	(16,752)	(13,403)
Purchases of equity and other investments	(3,400)	(1,061)
Net cash provided by investing activities from discontinued operations	—	2,123

Net cash used in investing activities	(20,152)	(12,341)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	738	7,138
Stock repurchases	—	(59,731)
Tax (loss) benefits realized from share-based awards	(1,437)	787
Dividends paid to stockholders	(5,284)	(5,650)
Borrowings under Credit Facility	33,000	95,000
Payments of outstanding debt	(13,000)	(57,000)

Net cash provided by (used in) financing activities	14,017	(19,456)

Effect of exchange rate changes on cash and cash equivalents	28	(6)

Net change in cash and cash equivalents	4,011	(417)
Cash and cash equivalents at beginning of period	8,658	22,128

Cash and cash equivalents at end of period	$12,669	$21,711

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Notes to Consolidated Financial Statements
June 30, 2009
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
Consolidation
     The consolidated financial statements of the Company for the three and six months ended June 30, 2009, reflect the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries: Arbitron Holdings Inc., Audience Research Bureau S.A. de C.V., Ceridian Infotech (India) Private Limited, Arbitron International, LLC and Arbitron Technology Services India Private Limited. All significant intercompany balances have been eliminated in consolidation. The Company consummated the sale of CSW Research Limited (“Continental”) and Euro Fieldwork Limited, a subsidiary of Continental, on January 31, 2008. The financial information of Continental and Euro Fieldwork Limited has been separately reclassified within the consolidated financial statements as a discontinued operation. See Note 2 for further information.

2. Discontinued Operation
     During the fourth quarter of 2007, the Company approved a plan to sell Continental, which represented a component of the Company’s international operations. As a result, the assets and liabilities, results of operations and cash flow activity of Continental were reclassified separately as a discontinued operation held for sale within the consolidated financial statements for all periods presented on the Company’s annual consolidated financial statements filed on Form 10-K for the years ended December 31, 2008, and 2007. On January 31, 2008, the sale of Continental was completed at a gain of $0.5 million. The following table presents key information associated with the operating results of the discontinued operations for the 2008 reporting period presented in the consolidated financial statements filed in this quarterly report on Form 10-Q for the period ended June 30, 2009 (in thousands):

	Three Months	Six Months Ended
	Ended June 30,	June 30,
Results of Discontinued Operations	2008	2008
Revenue	$—	$1,011
Operating expenses	—	1,802

Operating loss	—	(791)
Net interest income	—	7

Loss before income tax benefit	—	(784)
Income tax benefit	—	289

Loss from discontinued operations, net of taxes	—	(495)
(Loss) gain on sale, net of taxes	(25)	425

Total loss from discontinued operations, net of taxes	$(25)	$(70)

3. Long-Term Debt
     On December 20, 2006, the Company entered into an agreement with a consortium of lenders to provide up to $150.0 million of financing to the Company through a five-year, unsecured revolving credit facility (the “Credit Facility”). The agreement contains an expansion feature for the Company to increase the total financing available under the Credit Facility up to $200.0 million with such increased financing to be provided by one or more existing Credit Facility lending institutions, subject to the approval of the lending banks, and/or in combination with one or more new lending institutions, subject to the approval of the Credit Facility’s administrative agent. As of June 30, 2009, and December 31, 2008, the outstanding borrowings under the Credit Facility were $105.0 million and $85.0 million, respectively.
     Under the terms of the Credit Facility, the Company is required to maintain certain leverage and coverage ratios and meet other financial conditions. The Credit Facility contains certain financial covenants, and limits among other things, the Company’s ability to sell certain assets, incur additional indebtedness, and grant or incur liens on its assets. Under the terms of the Credit Facility, all of the Company’s material domestic subsidiaries, if any, guarantee the commitment. As of June 30, 2009, and December 31, 2008, the Company had no material domestic subsidiaries as defined by the terms of the Credit Facility. As of June 30, 2009, and December 31, 2008, the Company was in compliance with the terms of the Credit Facility.
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
     The Credit Facility has two borrowing options, a Eurodollar rate option or an alternate base rate option, as defined in the Credit Facility agreement. Under the Eurodollar option, the Company may elect interest periods of one, two, three or six months at the inception date and each renewal date. Borrowings under the Eurodollar option bear interest at the London Interbank Offered Rate (LIBOR) plus a margin of 0.575% to 1.25%. Borrowings under the base rate option bear interest at the higher of the lead lender’s prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 0.00% to 0.25%. The specific margins, under both options, are determined based on the Company’s ratio of indebtedness to earnings before interest, income taxes, depreciation, amortization and non-cash share-based compensation (the “leverage ratio”), and is adjusted every 90 days. The Credit Facility agreement contains a facility fee provision whereby the Company is charged a fee, ranging from 0.175% to 0.25%, applied to the total amount of the commitment. The interest rate on outstanding borrowings as of June 30, 2009, and December 31, 2008, was 1.11% and 1.31%, respectively.
     Interest paid during the six-month periods ended June 30, 2009, and 2008, was $0.6 million and $0.9 million, respectively. Interest capitalized during each of the six-month periods ended June 30, 2009, and 2008, was less than $0.1 million. Non-cash amortization of deferred financing costs classified as interest expense during the six-month periods ended June 30, 2009, and 2008, was less than $0.1 million.

4. Stockholders’ Equity (Deficit)
     Changes in stockholders’ equity (deficit) for the six months ended June 30, 2009, were as follows (in thousands):

				Net Distributions
				to Parent	Retained	Accumulated
				Prior to	Earnings	Other	Total
	Shares	Common	Treasury	March 30, 2001	Subsequent	Comprehensive	Stockholders’
	Outstanding	Stock	Stock	Spin-off	to Spin-off	Loss	Equity (Deficit)
Balance as of December 31, 2008	26,410	$16,169	$(2,964)	$(239,042)	$226,345	$(15,003)	$(14,495)
Net income	—	—	—	—	15,837	—	15,837
Common stock issued from treasury stock	101	—	50	—	544	—	594
Tax loss from share-based awards	—	—	—	—	(1,437)	—	(1,437)
Non-cash share-based compensation	—	—	—	—	4,626	—	4,626
Dividends declared	—	—	—	—	(5,293)	—	(5,293)
Other comprehensive income	—	—	—	—	—	405	405

Balance as of June 30, 2009	26,511	$16,169	$(2,914)	$(239,042)	$240,622	$(14,598)	$237

     A quarterly cash dividend of $0.10 per common share was paid to stockholders on July 1, 2009.

5. Net Income per Weighted-Average Common Share
     The computations of basic and diluted net income per weighted-average common share for the three and six-month periods ended June 30, 2009, and 2008, are based on the Company’s weighted-average shares of common stock and potentially dilutive securities outstanding.
     Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period. As of June 30, 2009, and 2008, there were options to purchase 2,764,049 and 1,804,844 shares of the Company’s common stock outstanding, of which options to purchase 2,375,313 and 432,397 shares of the Company’s common stock, respectively, were excluded from the computation of diluted net income per weighted-average common share for the quarter ended June 30, 2009, and 2008, respectively, either because the options’ exercise prices were greater than the average market price of the Company’s common shares or assumed repurchases from proceeds from the options’ exercise were potentially antidilutive.
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

6. Comprehensive Income and Accumulated Other Comprehensive Loss
     The Company’s comprehensive income is comprised of net income, changes in foreign currency translation adjustments, and changes in retirement liabilities, net of tax (expense) benefits. The components of comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$3,496	$600	$15,837	$16,867

Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax expense of $24, and $0 for the three months ended June 30, 2009, and 2008, respectively; and a tax benefit of $28, and $240 for the six months ended June 30, 2009, and 2008, respectively.	35	(2)	(44)	(373)

Change in retirement liabilities, net of tax expense of $136, and $94 for the three months ended June 30, 2009, and 2008, respectively; and a tax expense of $295, and $187 for the six months ended June 30, 2009, and 2008, respectively.	210	142	449	286

Other comprehensive income (loss)	245	140	405	(87)

Comprehensive income	$3,741	$740	$16,242	$16,780

The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30,	December 31,
	2009	2008
Foreign currency translation adjustment, net of taxes	$(328)	$(284)
Retirement plan liabilities, net of taxes	(14,270)	(14,719)

Accumulated other comprehensive loss	$(14,598)	$(15,003)

7. Equity and Other Investments
     The Company’s equity and other investments consisted of the following:

	June 30,	December 31,
	2009	2008
Scarborough	$12,082	$14,901

Equity investments	12,082	14,901

TRA preferred stock	3,400	—

Other investments	3,400	—

Equity and other investments	$15,482	$14,901

     The Company’s 49.5% investment in Scarborough, a syndicated, qualitative local market research partnership, is accounted for using the equity method. The Company’s preferred stock investment in TRA Global, Inc., a Delaware corporation (“TRA”), providing media and marketing research, is accounted for using the cost method. The Company invested $3.4 million in TRA in May 2009. The Company’s 50.0% interest in Project Apollo LLC, a pilot national marketing research service, was terminated in June 2008 and was accounted for using the equity method of accounting. The following table shows the investment activity for each of the Company’s investments and in total for the three and six months ended June 30, 2009, and 2008:

	Summary of Investment Activity (in thousands)
	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
	Scarborough	TRA	Total	Scarborough	Project Apollo LLC	Total

Beginning balance	$8,400	$—	$8,400	$8,006	$199	$8,205
Investment income (loss)	5,581	—	5,581	6,038	(872)	5,166
Distributions from investee	(1,899)	—	(1,899)	(1,250)	—	(1,250)
Cash investments	—	3,400	3,400	—	673	673

Ending balance at June 30	$12,082	$3,400	$15,482	$12,794	$—	$12,794

	Summary of Investment Activity (in thousands)
	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
	Scarborough	TRA	Total	Scarborough	Project Apollo LLC	Total

Beginning balance	$14,901	$—	$14,901	$14,420	$842	$15,262
Investment income (loss)	2,581	—	2,581	3,124	(1,903)	1,221
Distributions from investee	(5,400)	—	(5,400)	(4,750)	—	(4,750)
Cash investments	—	3,400	3,400	—	1,061	1,061

Ending balance at June 30	$12,082	$3,400	$15,482	$12,794	$—	$12,794

8. Prepaids and Other Current Assets
     Prepaids and other current assets as of June 30, 2009 and December 31, 2008, consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Insurance recovery receivables	$5,120	$5,775
Survey participant incentives and prepaid postage	2,875	2,615
Other	1,704	1,777

Prepaids and other current assets	$9,699	$10,167

     During 2008, the Company became involved in two securities-law civil actions and a governmental interaction primarily related to the commercialization of our PPM service. During 2008 and the six months ended June 30, 2009, the Company incurred $7.8 million in legal fees and costs in defense of its positions related to those actions and interaction. As of June 30, 2009, $2.0 million in insurance proceeds related to these legal actions was collected and the Company estimates that $4.1 million of such legal fees and costs are probable for future recovery under the Company’s Directors and Officers insurance policy. During the six months ended June 30, 2009, a $1.3 million increase in the estimated gross insurance recovery was reported as a reduction to selling, general and administrative expense on the income statement, which partially offsets the $1.6 million in related legal fees recorded during the first half of 2009.
     The Company also recorded a $1.0 million insurance claims receivable related to business interruption losses and damages incurred as a result of Hurricane Ike as of December 31, 2008. As of June 30, 2009, the Company estimates that $1.0 million of the $2.3 million loss incurred during 2008 and the first half of 2009 for Hurricane Ike are probable for recovery through insurance.
9. Restructuring and Reorganization Initiative
     During the first quarter of 2009, the Company implemented a restructuring, reorganization and expense reduction plan. Part of the reorganization included reducing the Company’s workforce by approximately 10 percent of its full-time employees. During the six months ended June 30, 2009, the Company incurred $8.4 million of pre-tax implementation expenses, related principally to severance, termination benefits, outplacement support and certain relocation cost obligations that were incurred as part of the reorganization of the Company’s management structure.

     The following table presents additional information regarding the activity for the three and six month periods ended June 30, 2009 (in thousands):
Reconciliation of beginning and ending liability balances

	For the Three	For the Six
	Months Ended	Months Ended
Restructuring and Reorganization	June 30, 2009	June 30, 2009
Beginning liability	$8,156	$—
Costs incurred and charged to expense	185	8,356
Costs paid during the period	(5,707)	(5,722)

Ending liability as of June 30, 2009	$2,634	$2,634

     Although the Company recognized a substantial majority of the related expense during the first half of 2009, certain other expenses associated with the restructuring will be incurred and recognized during the remainder of 2009. In accordance with our retirement plan provisions, retirement plan participants may elect, at their option, to receive their retirement benefits either in a lump sum payment or an annuity. According to SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, if the lump sum distributions paid during the plan year exceed the total of the service cost and interest cost for the plan year, any unrecognized loss or gain in the plan should be recognized for the pro rata portion equal to the percentage reduction of the projected benefit obligation. Subsequent to the June 30, 2009 financial statement report date, the aggregate of lump sum distribution elections by a number of pension plan participants, who were part of the restructuring, resulted in the recognition of a pro rata settlement loss related to two of the Company’s retirement plans during the third quarter 2009. The Company estimates that the total restructuring charge for the full year ending December 31, 2009, including the estimated loss for the pro rata settlement, will be approximately $11.0 million.

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
     The components of periodic benefit costs for the defined-benefit pension, postretirement and supplemental retirement plans were as follows (in thousands):

	Defined-Benefit		Postretirement		Supplemental
	Pension Plan		Plan		Retirement Plans
	Three Months		Three Months		Three Months
	Ended June 30,		Ended June 30,		Ended June 30,
	2009	2008	2009	2008	2009	2008
Service cost	$222	$196	$13	$11	$5	$29
Interest cost	477	507	23	23	72	58
Expected return on plan assets	(576)	(615)	—	—	—	—
Amortization of prior service cost	5	5	—	—	(3)	(5)
Amortization of net loss	248	182	10	9	83	46

Net periodic benefit cost	$376	$275	$46	$43	$157	$128

SFAS No. 88 curtailment	$—	$—	$—	$—	$15	$—

	Defined-Benefit		Postretirement		Supplemental
	Pension Plan		Plan		Retirement Plans
	Six Months		Six Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,
	2009	2008	2009	2008	2009	2008
Service cost	$444	$392	$25	$21	$46	$59
Interest cost	953	1,013	46	47	162	117
Expected return on plan assets	(1,153)	(1,229)	—	—	—	—
Amortization of prior service cost	11	11	—	—	(8)	(11)
Amortization of net loss	497	364	21	17	222	92

Net periodic benefit cost	$752	$551	$92	$85	$422	$257

SFAS No. 88 curtailment	$—	$—	$—	$—	$15	$—

     The curtailment charge of $15, related to one of the Company’s supplemental retirement plans, was incurred as a result of an employee termination under the Company’s restructuring and reorganization initiative.
     The Company currently estimates that it will contribute $3.9 million to its defined benefit plans during 2009.

11. Taxes
     The effective tax rate from continuing operations decreased to 38.8% for the six months ended June 30, 2009, from 39.0% for the six months ended June 30, 2008.
     During 2009, the Company’s net unrecognized tax benefits for certain tax contingencies increased from $1.4 million as of December 31, 2008, to $1.6 million as of June 30, 2009. If recognized, the $1.6 million of unrecognized tax benefits would reduce the Company’s effective tax rate in future periods.
     Income taxes paid on continuing operations for the six months ended June 30, 2009, and 2008, were $12.6 million and $11.5 million, respectively.
12. Share-Based Compensation
     The following table sets forth information with regard to the income statement recognition of share-based compensation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenue	$52	$252	$82	$412
Selling, general and administrative	2,649	2,344	4,504	3,700
Research and development	42	133	40	235

Share-based compensation	$2,743	$2,729	$4,626	$4,347

     There was no capitalized share-based compensation cost recorded during the six-month periods ended June 30, 2009, and 2008.
     On May 13, 2008, the Company’s shareholders approved the 2008 Equity Compensation Plan that provides for the grant of share-based awards, including stock options, stock appreciation rights, restricted stock and restricted stock units. The maximum amount of share awards authorized to be issued under this plan is 2,500,000 shares of the Company’s common stock and of this amount, a maximum of 625,000 shares of the Company’s common stock are authorized to be issued for awards other than stock options and stock appreciation rights. The expiration date of the 2008 Equity Compensation Plan is May 13, 2018. The Company’s policy for issuing shares upon option exercise or conversion of its nonvested share awards and deferred stock units under all of the Company’s stock incentive plans is to issue new shares of common stock, unless treasury stock is available at the time of exercise or conversion.
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
     The fair value of each option granted to employees and nonemployee directors during the three-month and six-month periods ended June 30, 2009, and 2008, was estimated on the date of grant using a Black-Scholes option valuation model. Those assumptions, along with other data regarding the Company’s stock options, are noted in the following table (dollars in thousands, except per share data):

Assumptions for Options Granted to
Employees and Nonemployee	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Directors	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Expected volatility	34.01 - 34.77%	24.30 - 25.22%	31.88 - 34.77%	24.30 - 25.27%
Expected dividends	1.91 - 1.97%	1.00%	1.91 - 2.95%	1.00%
Expected term (in years)	5.75 - 6.25	5.50 - 6.00	5.75 - 6.25	5.50 - 6.00
Risk-free rate	2.44 - 2.94%	3.30 - 3.44%	2.13 - 2.94%	2.60 - 3.44%

Weighted-average volatility	34.31%	25.14%	33.65%	25.20%
Weighted-average term (in years)	6.03	5.96	6.01	5.94
Weighted-average risk-free rate	2.50%	3.34%	2.42%	2.91%
Weighted-average dividend rate	1.97%	1.00%	2.17%	1.00%
Weighted-average grant date fair value per option	$6.09	$12.96	$5.43	$11.47

Other Data
Options granted	935,789	58,551	1,320,293	312,505
Weighted-average exercise price for options granted per share	$20.33	$46.64	$18.79	$42.71

Intrinsic value of options exercised	—	$2,238	—	$2,384
     As of June 30, 2009, there was $7.8 million of total unrecognized compensation cost related to options granted under the SIPs. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 2.7 years. The weighted-average exercise price and weighted-average remaining contractual term for outstanding stock options as of June 30, 2009, were $29.73 and 7.74 years, respectively, and as of June 30, 2008, $39.57 and 6.84 years, respectively.

Nonvested Share Awards
     The Company’s nonvested share awards vest over four or five years on either a monthly or annual basis. The Company’s awards provide for accelerated vesting if there is a change in control of the Company. Compensation expense is recognized on a straight-line basis using the market price on the date of grant as the awards vest. As of June 30, 2009, there was $9.0 million of total unrecognized compensation cost related to nonvested share awards granted under the SIPs. This aggregate unrecognized cost for nonvested share awards is expected to be recognized over a weighted-average period of 2.75 years. Other nonvested share award information for the three-month and six-month periods ended June 30, 2009, and 2008, is noted in the following table (dollars in thousands, except per share data):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Number of shares granted	208,910	24,933	310,449	102,748
Weighted average grant-date fair value per share	$20.29	$49.98	$18.56	$43.91
Fair value of shares vested	$132	$65	$781	$1,601
Deferred Stock Units
     Deferred stock units granted to one of the Company’s employees vest annually on a calendar year basis through December 31, 2009, and are convertible into shares of common stock, subsequent to employment termination. Deferred stock units granted to nonemployee directors vest immediately upon grant and are convertible into shares of common stock subsequent to the directors’ termination of service. As of June 30, 2009, the total unrecognized compensation cost related to deferred stock units granted under the SIPs was $0.9 million and is expected to be recognized over a weighted-average period of 0.50 years. Other deferred stock unit information for the three-month and six-month periods ended June 30, 2009, and 2008, is noted in the following table (dollars in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Shares granted to employee directors	21,868	26	22,158	21,724
Shares granted to nonemployee directors	4,360	1,287	9,476	2,766
Fair value of shares vested	$74	$63	$154	$128

Employee Stock Purchase Plan
     On May 13, 2008, the Company’s shareholders approved an amendment to its compensatory Employee Stock Purchase Plan (“ESPP”) increasing the maximum number of shares of Company common stock reserved for sale under the ESPP from 600,000 to 850,000. The purchase price of the stock to ESPP participants is 85% of the lesser of the fair market value on either the first day or the last day of the applicable three-month offering period. ESPP information for the three-month and six-month periods ended June 30, 2009, and 2008, is noted in the following table (dollars in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Share-based compensation expense	$90	$75	$210	$167
Number of ESPP shares issued	25,666	8,628	63,381	18,457
Amount of proceeds received from employees	$276	$316	$612	$664
13. Concentration of Credit Risk
     The Company’s quantitative radio audience measurement business and related software licensing accounted for the following percentages of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Quantitative Radio Business	73%	69%	82%	80%
Related Software Licensing	9%	10%	8%	9%
     The Company had one customer that individually represented 18% of its annual revenue for the year ended December 31, 2008. The Company had three customers that individually represented 19%, 11%, and 10% of its total accounts receivable as of June 30, 2009. The Company has historically experienced a high level of contract renewals.
14. Financial Instruments
     Fair values of accounts receivable and accounts payable approximate carrying values due to their short-term nature. Due to the floating rate nature of the Company’s revolving obligation under its Credit Facility, the fair values of the $105.0 million and $85.0 million in outstanding borrowings as of June 30, 2009, and December 31, 2008, respectively, also approximate their carrying amounts.

15. Stock Repurchases
     On November 14, 2007, the Company’s Board of Directors authorized a program to repurchase up to $200.0 million of the Company’s outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of up to two years through November 14, 2009. For the six months ended June 30, 2009, no shares of common stock were repurchased. As of June 30, 2009, the Company paid $100.0 million to repurchase 2,247,400 shares of outstanding common stock under this program since the program’s inception. For the six months ended June 30, 2008, the Company repurchased 1,371,900 shares of outstanding common stock under this program for $59.7 million.
16. Subsequent Events
     In accordance with SFAS No. 165, Subsequent Events, the Company is required to disclose the date through which subsequent events have been evaluated for disclosure. Subsequent events were evaluated through August 5, 2009, the date of issuance for the Company’s financial statements for the quarter ended June 30, 2009, as filed on this Form 10-Q. Except as disclosed elsewhere, no subsequent events that warrant further disclosure herein were noted during this evaluation.

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
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron Inc. and its subsidiaries (“we,” “our,” “Arbitron” or the “Company”) in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “intends,” “anticipates,” “estimates,” “believes” or “plans” or comparable terminology, are forward-looking statements based on current expectations about future events, which we have derived from information currently available to us. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied by such forward-looking statements. These risks and uncertainties include, in no particular order, whether we will be able to:
•	absorb costs related to legal proceedings and governmental entity interactions and avoid related fines, limitations or conditions on our business activities, including, without limitation, by meeting or exceeding our commitments and agreements with various governmental entities;

•	successfully commercialize our Portable People MeterTM service;

•	successfully manage the impact on our business of the current economic downturn generally, and in the advertising market, in particular, including, without limitation, the insolvency of any of our customers or the impact of such downturn on our customers’ ability to fulfill their payment obligations to us;

•	successfully maintain and promote industry usage of our services, a critical mass of broadcaster encoding, and the proper understanding of our audience measurement services and methodology in light of governmental actions, including investigation, regulation, legislation or litigation, customer or industry group activism, or adverse community or public relations efforts;

•	compete with companies that may have financial, marketing, sales, technical or other advantages over us;

•	successfully design, recruit and maintain PPM panels that appropriately balance research quality, panel size and operational cost;

•	successfully develop, implement and fund initiatives designed to increase sample quality;

•	complete the Media Rating Council, Inc. (“MRC”) audits of our local market PPM ratings services in a timely manner and successfully obtain and/or maintain MRC accreditation for our audience measurement business;

•	renew contracts with key customers;

•	successfully execute our business strategies, including entering into potential acquisition, joint-venture or other material third-party agreements;

•	effectively manage the impact, if any, of any further ownership shifts in the radio and advertising agency industries;

•	effectively respond to rapidly changing technological needs of our customer base, including creating new proprietary software systems, such as software systems to support our cell-phone-only sampling plans, and new customer services that meet these needs in a timely manner;

•	successfully manage the impact on costs of data collection due to lower respondent cooperation in surveys, consumer trends including a trend toward increasing incidence of cell-phone-only households, privacy concerns, technology changes, and/or government regulations;

•	successfully develop and implement technology solutions to encode and/or measure new forms of media content and delivery, and advertising in an increasingly competitive environment;

•	successfully integrate our new management team;

•	realize the anticipated savings from the Company’s workforce and expense reduction program; and

•	provide appropriate levels of operational capacity and funding to support the more labor intensive identification and recruitment of cell-phone-only households into our panels and samples.
     There are a number of additional important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, the factors set forth in “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2008, the caption “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and elsewhere, and any subsequent periodic or current reports filed by us with the Securities and Exchange Commission (the “SEC”).
     In addition, any forward-looking statements represent our expectations only as of the day we filed this Quarterly Report with the SEC and should not be relied upon as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.
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
     Historically, our quantitative radio audience measurement business and related software have accounted for a substantial majority of our revenue. Our quantitative radio audience measurement business accounted for 82 percent and 80 percent of our revenue for the six-month periods ended June 30, 2009, and 2008, respectively. Our related software licensing accounted for eight percent and nine percent of our revenue for the six-month periods ended June 30, 2009, and 2008, respectively. We expect that for the year ending December 31, 2009, our quantitative radio audience measurement business and related software licensing will account for approximately 82 percent and eight percent, respectively, of our revenue, which is consistent with historic annual trends.
     Quarterly fluctuations in these percentages are reflective of the seasonal delivery schedule of our quantitative radio audience measurement business and our Scarborough revenues. For further information regarding seasonality trends, see “Seasonality.” While we expect that our quantitative radio audience measurement business and related software licensing will continue to account for the majority of our revenue for the foreseeable future, we are actively seeking opportunities to diversify our revenue base by, among other things, leveraging the investment we have made in our PPM technology and by exploring applications of the technology beyond our domestic radio audience measurement business.

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
     Nielsen’s signing of Cumulus Media Inc. (“Cumulus”) and Clear Channel Communications, Inc. (“Clear Channel”) as customers for its radio ratings service in certain small to mid-sized markets is anticipated to adversely impact our expected revenue by approximately $5.0 million in 2009, and $10.0 million per year thereafter. Due to the current economic downturn’s impact on anticipated sales of discretionary services, as well as the high penetration of our current services in the radio station business, we expect that our future annual organic rate of revenue growth from our quantitative Diary-based radio ratings services will be slower than historical trends.
Diary Trends and Initiatives
     Response rates are an important measure of our effectiveness in obtaining consent from persons to participate in our surveys. Another measure often used by clients to assess quality in our ratings is sample proportionality, which refers to how well the distribution of the sample for any individual survey matches the distribution of the population in the local market. It has become increasingly difficult and more costly for us to obtain consent from persons to participate in our surveys. We must achieve a level of both sample proportionality and response rates sufficient to maintain confidence in our ratings, the support of the industry and accreditation by the MRC. Overall response rates have declined over the past several years. We have worked to address this decline through several initiatives, including various survey incentive programs. If response rates continue to decline or the costs of recruitment initiatives significantly increase, our radio audience measurement business could be adversely affected. Response rates are one quality measure of survey performance among many and an important factor impacting costs associated with data collection. We believe that additional expenditures will be required in the future to research and test new measures associated with improving response rates and sample proportionality. As part of our continuous improvement program, we intend to continue to invest in Diary service quality enhancements in 2009.
     We use a measure known as Designated Delivery Index (“DDI”) to measure our performance in delivering sample targets based on how many persons in the sample represent a particular demographic. We define DDI as the actual sample size achieved for a given demographic indexed against the target sample size for that demographic (multiplied by 100). On April 30, 2009, we announced a sample quality benchmark for persons aged 18-34 in all Diary markets beginning with the Spring 2009 survey. For the first twelve months, the benchmark will be a DDI of 70. Thereafter, the DDI benchmark will be 80. Benchmarks do not represent goals or targets for performance, rather these benchmarks represent the level of sample performance for a given demographic group below which we intend to take corrective action to improve the sample performance.
     In December 2008, we announced plans to accelerate the introduction of sampling cell-phone-only households in Diary markets in an effort to improve sample proportionality. With the Spring 2009 survey, we added cell-phone-only households to the Diary sample in 151 Diary markets using a hybrid methodology of address-based recruitment for cell-phone-only households, while using random digit dialing (“RDD”) recruitment for households with landline phone service. Beginning with the Fall 2009 survey, we intend to expand cell-phone-only sampling to all Diary markets in the continental United States, Alaska and Hawaii.
     In an effort to better target our Diary keeper premium expenditures to key buying demographics of the users of our estimates, beginning with the Spring 2009 Diary survey, we reduced the premium we pay to households where all members are aged 55 or older and redirected those premiums to households containing persons aged 18-34.

PPM Trends and Initiatives
     MRC Accreditation. In January 2007, the MRC accredited the average-quarter-hour, time—period radio ratings data produced by our PPM ratings service in the Houston-Galveston local market. In January 2009, the MRC accredited the average-quarter-hour, time-period radio ratings data produced by our PPM ratings service in the Riverside—San Bernardino local market.
     Based on initial audits completed during 2007, and our replies to the MRC’s follow-up queries, the MRC denied accreditation of the PPM ratings services in Philadelphia, New York, Nassau — Suffolk (Long Island), and Middlesex — Somerset — Union in January 2008. During 2008, the MRC reaudited the PPM ratings service in those markets. The results of those reaudits, together with additional information provided by Arbitron, were shared with the MRC PPM audit subcommittee in late 2008. As of the date of this Form 10-Q, the denial status remains in place, and the PPM services in the Philadelphia, New York, Nassau — Suffolk (Long Island), and Middlesex — Somerset — Union local markets remain unaccredited. Among other things, the MRC identified response rates, compliance rates, and differential compliance rates as concerns it had with the PPM service in these local markets.
     The MRC has audited the local market PPM methodology and execution in all other PPM Markets where we have commercialized the service, including Los Angeles, Chicago, San Francisco, San Jose, Atlanta, Dallas-Ft. Worth, Detroit, Washington D.C., Boston, Miami-Ft. Lauderdale-Hollywood, Seattle-Tacoma, Phoenix, Minneapolis-St. Paul and San Diego. With these audits currently under evaluation, the MRC has neither granted nor denied accreditation for these markets.
     Commercialization. We may continue to update the timing of commercialization and the composition of the PPM Markets from time to time. We currently utilize our PPM radio ratings service to produce audience estimates in 20 United States local radio markets. We commercialized our PPM ratings service in Boston with the release of the March data in April 2009, and most recently, we commercialized the service in Miami-Ft. Lauderdale-Hollywood, Seattle-Tacoma, Phoenix, Minneapolis-St. Paul, and San Diego with the release of the June data in July 2009. We currently intend to commercialize the PPM service in another 13 local markets during the second half of 2009.
     Quality Improvement Initiatives. As we have commercialized the PPM service in the PPM Markets, we have experienced and expect to continue to experience challenges in the operation of the PPM service similar to those we face in the Diary-based service, including several of the challenges related to sample proportionality and response rates mentioned above. We expect to continue to implement additional measures to address these challenges. In connection with our interactions with several governmental entities, we have announced a series of commitments concerning our PPM radio ratings services that we have agreed to implement over the next several years. We believe these commitments, which we refer to as our “continuous improvement” initiatives, are consistent with our ongoing efforts to obtain and maintain MRC accreditation and to improve our radio ratings services. These initiatives will likely require expenditures that may be material in the aggregate.
     On April 30, 2009, we announced a plan to increase our sample target for cell-phone-only households in all PPM Markets to 15 percent of total households by the end of 2009. We use a RDD approach to recruit cell-phone-only households to our PPM panels and this requires us to hand-dial each number. However, we expect to implement a hybrid method of using an address-based sample frame for cell-phone-only households together with an RDD sample frame to recruit landline households during 2009. Under this new methodology, we will be able to use auto-dialers to contact cell-phone-only households for recruitment into our panels.
     We confirmed in March 2009 that we continue to implement key methodological enhancements in our PPM service, which include, but are not limited to:

•	use of address-based sampling techniques for at least 10 percent of our total recruitment efforts by late 2009 and for at least 15 percent of our total recruitment efforts by the end of December 2010 in all PPM Markets;

•	application of an average-daily in-tab (our actual percentage of the installed panel that provides useable data) benchmark of 75 percent to all PPM Markets; and

•	continued focus on improving the Sample Performance Indicator and other sample quality metrics in all PPM Markets.
     We continue to operate in a highly challenging business environment. Our future performance will be impacted by our ability to address a variety of challenges and opportunities in the markets and industries we serve, including our ability to continue to maintain and improve the quality of our PPM service, and manage increased costs for data collection, arising among other ways, from increased numbers of cell-phone-only households, which are more expensive to recruit than households with landline phones. Our goal is to obtain and maintain MRC accreditation in all of our PPM Markets, and develop and implement effective and efficient technological solutions to measure multimedia and advertising.
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
Television Suite of Audience Measurement Services
     On June 23, 2009, we announced the creation of ARB-TV, a new suite of audience measurement services designed to improve visibility into away-from-home television audiences for media companies and advertisers. By leveraging the mobility and utility of our PPM technologies, we believe the ARB-TV analytical tool can complement existing data services, offers media greater insight into what constitutes their total audience, and help advertisers plan how to reach that audience. The ARB-TV service is not part of a regular syndicated rating service accredited by the MRC, and we have not requested accreditation. Arbitron does provide one or more syndicated services that are accredited by the MRC.
General Economic Conditions
     Our clients derive most of their revenue from transactions involving the sale or purchase of advertising. During the challenging economic times we are presently experiencing, advertisers have reduced advertising expenditures, impacting advertising agencies and media companies. This, as well as the general economic downturn and credit conditions, has had a material impact on our customers, which has had a material and negative effect on our sales and renewal activity.

     During 2009, we have experienced an increase in the average number of days our sales have been outstanding before we have received payment, which has resulted in a material increase in trade accounts receivable. If the economic downturn expands or is sustained for an extended period, it also may lead to increased incidence of customers’ inability to pay their accounts, an increase in our provision for doubtful accounts, a further increase in collection cycles for accounts receivable or insolvency of our customers.
     We depend on a limited number of key customers for our radio ratings services and related software. For example, in 2008, Clear Channel represented 18 percent of our total revenue. Because many of our largest customers own and operate radio stations in markets that we expect to transition to PPM measurement, we expect that our dependence on our largest customers will continue for the foreseeable future. Additionally, if one or more key customers owning radio stations in a number of markets do not renew all or part of their contracts, we could experience a significant decrease in our operating results.
Restructuring, Reorganization and Expense Reduction Plan
     During the first quarter of 2009, we implemented a restructuring, reorganization, and expense reduction plan in an effort to offset the impact of the recession on the Company. Part of the reorganization included reducing our workforce by approximately 10 percent of our full-time employees. During the six months ended June 30, 2009, we incurred $8.4 million of pre-tax implementation expenses, related principally to severance, termination benefits, outplacement support and certain relocation cost obligations that were incurred as part of the reorganization of our management structure.
     Although we recognized a substantial majority of the related expense during the first half of 2009, certain other expenses associated with the restructuring will be incurred and recognized during the remainder of 2009. In accordance with our retirement plan provisions, retirement plan participants may elect, at their option, to receive their retirement benefits either in a lump sum payment or an annuity. According to SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, if the lump sum distributions paid during the plan year exceed the total of the service cost and interest cost for the plan year, any unrecognized loss or gain in the plan should be recognized for the pro rata portion equal to the percentage reduction of the projected benefit obligation. Subsequent to the June 30, 2009 financial statement report date, the aggregate of lump sum distribution elections by a number of pension plan participants, who were part of the restructuring, resulted in the recognition of a pro rata settlement loss related to two of the Company’s retirement plans during the third quarter 2009. As a result of this settlement charge, we estimate that the total restructuring charge for the full year ending December 31, 2009, including the non-cash estimated loss for the pro rata settlement, will be approximately $11.0 million, as compared to our previous estimate of approximately $9.0 million.
     We expect that the net savings resulting from our restructuring, reorganization and expense reduction plan will reduce our projected 2010 operating expenses by $10.0 million.
Lawsuits and Governmental Interactions
     During the six months ended June 30, 2009, we incurred approximately $1.6 million in legal costs and expenses in connection with two securities-law civil actions and a governmental interaction that commenced during 2008, relating primarily to the commercialization of our PPM service. We believe approximately $1.3 million is probable for recovery under our Directors and Officers insurance policy. We are also involved in other legal matters for which we do not expect that the legal costs and expenses will be recoverable through insurance. We can provide no assurance that we will not incur significant net legal costs and expenses during the remainder of 2009.

TRA Investment
     On May 7, 2009, we announced our $3.4 million investment in TRA, a media and marketing research firm.
Customer Contracts
Clear Channel Agreement Executed in May 2009
     On May 5, 2009, we announced that we had entered into new three-year agreements with Clear Channel, and certain other subsidiaries of CC Media Holdings, Inc., to provide diary-based radio ratings and other related services for Clear Channel’s radio stations in the 105 United States local markets set forth in the Current Report on Form 8-K we filed with the SEC on May 5, 2009. We entered into the agreements on May 4, 2009, with an effective term beginning on January 1, 2009, and expiring on December 31, 2011.
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
     The new agreements do not amend or otherwise affect the Radio Station License Agreement to Receive and Use Arbitron PPM Data and Estimates by and between the Company and Clear Channel Broadcasting, Inc., dated June 26, 2007, which was disclosed in a Current Report on Form 8-K filed with the SEC on June 29, 2007 and filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 20, 2007, and related agreements.
Univision Communications, Inc. (“Univision”)
     On March 30, 2009, we received a notice from Univision that it did not intend to renew its contract for PPM ratings in Chicago, Los Angeles, New York, San Francisco and San Jose on June 30, 2009 and Dallas-Ft. Worth on September 30, 2009. Univision also informed us that it does not intend to subscribe or encode its broadcast signals in Miami-Ft. Lauderdale-Hollywood, San Diego and Phoenix.
Critical Accounting Policies and Estimates
     Critical accounting policies and estimates are those that are both important to the presentation of our financial position or results of operations, and require our most difficult, complex or subjective judgments.
     We capitalize software development costs with respect to significant internal use software initiatives or enhancements in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The costs are capitalized from the time that the preliminary project stage is completed and management considers it probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are amortized over periods of three to five years. We perform an assessment quarterly to determine if it is probable that all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value. As of June 30, 2009, and December 31, 2008, our capitalized software developed for internal use had carrying amounts of $24.2 million and $22.6 million, respectively, including $13.9 million and $13.3 million, respectively, of software related to the PPM service.

     We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax assets and liabilities for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make assumptions, judgments and estimates to determine the current provision for income taxes and also deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our assumptions, judgments and estimates relative to the current provision for income taxes take into account current tax laws, interpretation of current tax laws and possible outcomes of current and future audits conducted by domestic and foreign tax authorities. Changes in tax law or interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in the consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account forecasts of the amount and nature of future taxable income. Actual operating results and the underlying amount and nature of income in future years could render current assumptions, judgments and estimates of recoverable net deferred tax assets inaccurate. We believe it is more likely than not that we will realize the benefits of these deferred tax assets. Any of the assumptions, judgments and estimates mentioned above could cause actual income tax obligations to differ from estimates, thus impacting our financial position and results of operations.
     In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes, we include, in our tax calculation methodology, an assessment of the uncertainty in income taxes by establishing recognition thresholds for our tax positions. Inherent in our calculation are critical judgments by management related to the determination of the basis for our tax positions. FIN No. 48 provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. For further information, see Note 11 in the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
     During 2008, we became involved in two securities-law civil actions and a governmental interaction primarily related to the commercialization of our PPM service. During 2008 and the six months ended June 30, 2009, we incurred $7.8 million in legal fees and expenses in connection with these matters. As of June 30, 2009, $2.0 million in insurance proceeds related to these legal actions was collected and we estimate that $4.1 million of such legal fees and expenses are probable for future recovery under our Directors and Officers insurance policy. This amount is included in our prepaids and other current assets as of June 30, 2009.
     We also recorded a $1.0 million insurance claims receivable related to business interruption losses and damages incurred as a result of Hurricane Ike as of December 31, 2008. As of June 30, 2009, the Company estimates that $1.0 million of the $2.3 million loss incurred during 2008 and the first half of 2009 for Hurricane Ike are probable for recovery through insurance.

Results of Operations
Comparison of the Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008
     The following table sets forth information with respect to our consolidated statements of income:
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Increase		Percentage of
	June 30,		(Decrease)		Revenue
	2009	2008	Dollars	Percent	2009	2008
Revenue	$86,799	$78,655	$8,144	10.4%	100.0%	100.0%

Costs and expenses
Cost of revenue	55,762	52,585	3,177	6.0%	64.2%	66.9%
Selling, general and administrative	19,351	19,977	(626)	(3.1%)	22.3%	25.4%
Research and development	10,584	9,864	720	7.3%	12.2%	12.5%
Restructuring and reorganization	185	—	185	NM	0.2%	0.0%

Total costs and expenses	85,882	82,426	3,456	4.2%	98.9%	104.8%

Operating income (loss)	917	(3,771)	4,688	NM	1.1%	(4.8%)
Equity in net income of affiliate(s)	5,581	5,166	415	8.0%	6.4%	6.6%

Income from continuing operations
before interest and tax expense	6,498	1,395	5,103	365.8%	7.5%	1.8%
Interest income	14	271	(257)	(94.8%)	0.0%	0.3%
Interest expense	365	682	(317)	(46.5%)	0.4%	0.9%

Income from continuing operations before income
tax expense	6,147	984	5,163	524.7%	7.1%	1.3%
Income tax expense	2,651	359	2,292	638.4%	3.1%	0.5%

Income from continuing operations	3,496	625	2,871	459.4%	4.0%	0.8%
Discontinued operations
Loss from discontinued operations, net of taxes	—	—	—	NM	0.0%	0.0%
Loss on sale, net of taxes	—	(25)	25	NM	0.0%	(0.0%)

Total loss from discontinued operations, net of taxes	—	(25)	25	NM	0.0%	(0.0%)

Net income	$3,496	$600	$2,896	482.7%	4.0%	0.8%

Income per weighted average common share
Basic
Continuing operations	$0.13	$0.02	$0.11	550.0%
Discontinued operations	—	—	—	—

Net income per share, basic	$0.13	$0.02	$0.11	550.0%

Diluted
Continuing operations	$0.13	$0.02	$0.11	550.0%
Discontinued operations	—	—	—	—

Net income per share, diluted	$0.13	$0.02	$0.11	550.0%

Cash dividends declared per common share	$0.10	$0.10	$—	—

Certain per share data and percentage amounts may not total due to rounding.

NM	—	not meaningful

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Increase
	June 30,		(Decrease)
	2009	2008	Dollars	Percent

Other data:
EBIT (1)	$6,498	$1,395	$5,103	365.8%
EBITDA (1)	$12,156	$5,574	$6,582	118.1%

EBIT and EBITDA Reconciliation (1)
Income from continuing operations	$3,496	$625	$2,871	459.4%
Income tax expense	2,651	359	2,292	638.4%
Interest (income)	(14)	(271)	257	(94.8%)
Interest expense	365	682	(317)	(46.5%)

EBIT (1)	6,498	1,395	5,103	365.8%
Depreciation and amortization	5,658	4,179	1,479	35.4%

EBITDA (1)	$12,156	$5,574	$6,582	118.1%

(1)	EBIT (earnings before interest and income taxes) and EBITDA (earnings before interest, income taxes, depreciation and amortization) are non-GAAP financial measures that we believe are useful to investors in evaluating our results. For further discussion of these non-GAAP financial measures, see paragraph below entitled “EBIT and EBITDA” of this quarterly report.
     Revenue. Revenue increased 10.4% for the three months ended June 30, 2009, as compared to the same period in 2008, due primarily to a $22.6 million increase in our PPM ratings revenue, which was substantially offset by a $14.7 million decrease in our Diary-ratings revenue. This net increase of approximately $7.9 million in our ratings revenue was substantially due to the commercialization of 12 PPM Markets during the latter half of 2008, as well as six PPM Markets during the first half of 2009, including Boston, Miami-Ft. Lauderdale-Hollywood, Seattle-Tacoma, Phoenix, Minneapolis-St. Paul, and San Diego. Our PPM agreements provide for a higher fee for PPM-based ratings than we charge for Diary-based ratings. In addition, as five of the six markets were commercialized during the quarter ended June 30, 2009, revenue increased as a result of the recognition of pre-currency revenue, which is incremental to the Diary service revenue earned for two of the three months ended June 30, 2009, for those markets. See “—Seasonality” for more information on pre-currency revenue. PPM International sales increased by $1.1 million for the three months ended June 30, 2009, as compared to the same period in 2008. The growth rate of our ratings revenue was diminished due to decreased demand for discretionary services, such as software and qualitative data services, in the current challenging economic environment.
     Cost of Revenue. Cost of revenue increased by 6.0% for the three months ended June 30, 2009, as compared to the same period in 2008. Cost of revenue increased by $4.9 million due to increased management and recruitment costs incurred to manage PPM panels for 12 PPM Markets commercialized in the latter half of 2008, costs incurred to build the panels for the 19 PPM Markets in total that we have commercialized or intend to commercialize during 2009, and increased cell-phone-only household recruitment in the PPM Markets. We expect that our cost of revenue will continue to increase as a result of our efforts to support the continued commercialization of our PPM service through 2010. These increases were partially offset by a $0.7 million decrease associated with Scarborough royalties and a net decrease of $0.5 million associated with Diary data collection and processing costs due to reduced Diary expenses of $2.6 million resulting from the transition from our Diary service to the PPM service, which were partially offset by $2.1 million spent on cell-phone-only household recruitment initiatives for our Diary markets during 2009.

     Net Income. Net income increased 482.7% for the three months ended June 30, 2009, as compared to the same period in 2008, due primarily to the commercialization of our PPM service in 18 additional PPM Markets for the quarter ended June 30, 2009, as compared to the same period in 2008. Net income was adversely impacted by our continuing efforts to further build and operate our PPM service panels for markets launched in the latter half of 2008, as well as the markets scheduled to launch in 2009. Such efforts include cell-phone-only household recruitment initiatives, the cost of which we expect will continue to increase during the remainder of 2009.
     EBIT and EBITDA. We believe that presenting EBIT and EBITDA, both non-GAAP financial measures, as supplemental information helps investors, analysts and others, if they so choose, in understanding and evaluating our operating performance in some of the same ways that we do because EBIT and EBITDA exclude certain items that are not directly related to our core operating performance. We reference these non-GAAP financial measures in assessing current performance and making decisions about internal budgets, resource allocation and financial goals. EBIT is calculated by deducting interest income from income from continuing operations and adding back interest expense and income tax expense to income from continuing operations. EBITDA is calculated by deducting interest income from income from continuing operations and adding back interest expense, income tax expense, and depreciation and amortization to income from continuing operations. EBIT and EBITDA should not be considered substitutes either for income from continuing operations, as indicators of our operating performance, or for cash flow, as measures of our liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. EBIT increased by 365.8% for the three months ended June 30, 2009, as compared to the same period in 2008, due primarily to the commercialization of our PPM service in 18 additional PPM Markets for the quarter ended June 30, 2009 as compared to the same period in 2008. EBITDA increased by only 118.1% because this non-GAAP financial measure excludes depreciation and amortization, which for the three months ended June 30, 2009, increased by 35.4%, as compared to the three months ended June 30, 2008.

Comparison of the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008
     The following table sets forth information with respect to our consolidated statements of income:
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Six Months Ended		Increase		Percentage of
	June 30,		(Decrease)		Revenue
	2009	2008	Dollars	Percent	2009	2008
Revenue	$185,288	$172,720	$12,568	7.3%	100.0%	100.0%

Costs and expenses
Cost of revenue	95,291	87,695	7,596	8.7%	51.4%	50.8%
Selling, general and administrative	37,775	38,529	(754)	(2.0%)	20.4%	22.3%
Research and development	19,890	19,528	362	1.9%	10.7%	11.3%
Restructuring and reorganization	8,356	—	8,356	NM	4.5%	0.0%

Total costs and expenses	161,312	145,752	15,560	10.7%	87.1%	84.4%

Operating income	23,976	26,968	(2,992)	(11.1%)	12.9%	15.6%
Equity in net income of affiliate(s)	2,581	1,221	1,360	111.4%	1.4%	0.7%

Income from continuing operations before interest and tax expense	26,557	28,189	(1,632)	(5.8%)	14.3%	16.3%
Interest income	33	455	(422)	(92.7%)	0.0%	0.3%
Interest expense	698	880	(182)	(20.7%)	0.4%	0.5%

Income from continuing operations before income tax expense	25,892	27,764	(1,872)	(6.7%)	14.0%	16.1%
Income tax expense	10,055	10,827	(772)	(7.1%)	5.4%	6.3%

Income from continuing operations	15,837	16,937	(1,100)	(6.5%)	8.5%	9.8%
Discontinued operations
Loss from discontinued operations, net of taxes	—	(495)	495	NM	0.0%	(0.3%)
Gain on sale, net of taxes	—	425	(425)	NM	0.0%	0.2%

Total loss from discontinued operations, net of taxes	—	(70)	70	NM	0.0%	(0.0%)

Net income	$15,837	$16,867	$(1,030)	(6.1%)	8.5%	9.8%

Income per weighted average common share
Basic
Continuing operations	$0.60	$0.61	$(0.01)	(1.6%)
Discontinued operations	—	—	—	—

Net income per share, basic	$0.60	$0.61	$(0.01)	(1.6%)

Diluted
Continuing operations	$0.60	$0.61	$(0.01)	(1.6%)
Discontinued operations	—	—	—	—

Net income per share, diluted	$0.60	$0.61	$(0.01)	(1.6%)

Cash dividends declared per common share	$0.20	$0.20	$—	—

Certain per share data and percentage amounts may not total due to rounding.

NM	—	not meaningful

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Six Months Ended		Increase
	June 30,		(Decrease)
	2009	2008	Dollars	Percent
Other data:
EBIT (1)	$26,557	$28,189	$(1,632)	(5.8%)
EBITDA (1)	$37,438	$36,290	$1,148	3.2%

EBIT and EBITDA Reconciliation (1)
Income from continuing operations	$15,837	$16,937	$(1,100)	(6.5%)
Income tax expense	10,055	10,827	(772)	(7.1%)
Interest (income)	(33)	(455)	422	(92.7%)
Interest expense	698	880	(182)	(20.7%)

EBIT (1)	26,557	28,189	(1,632)	(5.8%)
Depreciation and amortization	10,881	8,101	2,780	34.3%

EBITDA (1)	$37,438	$36,290	$1,148	3.2%

(1)	EBIT (earnings before interest and income taxes) and EBITDA (earnings before interest, income taxes, depreciation and amortization) are non-GAAP financial measures that we believe are useful to investors in evaluating our results. For further discussion of these non-GAAP financial measures, see paragraph below entitled “EBIT and EBITDA” of this quarterly report.
     Revenue. Revenue increased 7.3% for the six months ended June 30, 2009, as compared to the same period in 2008, due primarily to a $40.5 million increase in our PPM ratings revenue, which was substantially offset by a $29.7 million decrease in our Diary-ratings revenue. This net increase of approximately $10.9 million in our ratings revenue was substantially due to the commercialization of 12 PPM Markets during the latter half of 2008, as well as six PPM Markets during the first half of 2009, including Boston, Miami-Ft. Lauderdale-Hollywood, Seattle-Tacoma, Phoenix, Minneapolis-St. Paul, and San Diego. Our PPM agreements provide for a higher fee for PPM-based ratings than we charge for Diary-based ratings. In addition, as six markets were commercialized during the six months ended June 30, 2009, revenue increased as a result of the recognition of precurrency revenue, which is incremental to the Diary service revenue earned for two of the six months ended June 30, 2009, for those markets. See “—Seasonality” for more information on pre-currency revenue. PPM International sales increased by $2.4 million for the six months ended June 30, 2009, as compared to the same period in 2008. The growth rate of our ratings revenue was diminished due to decreased demand for discretionary services, such as software and qualitative data services, in the currently challenging economic environment.
     Cost of Revenue. Cost of revenue increased by 8.7% for the six months ended June 30, 2009, as compared to the same period in 2008. Cost of revenue increased by $8.6 million due to increased management and recruitment costs incurred to manage PPM panels for the 12 markets commercialized in the latter half of 2008, costs incurred to build the panels for the 19 markets in total that we have commercialized or intend to commercialize during 2009 and increased cell-phone-only household recruitment in the PPM Markets. We expect that our cost of revenue will continue to increase as a result of our efforts to support the continued commercialization of our PPM service through 2010. Cost of revenue also increased by $0.9 million due to higher PPM International equipment sales. These increases were partially offset by a $0.7 million decrease associated with Scarborough royalties and a decrease of $0.8 million associated primarily with decreased Diary data collection and processing costs of $3.8 million resulting from the transition from our Diary service to the PPM service, which were partially offset by $3.4 million spent on cell-phone-only household recruitment initiatives for our Diary markets during 2009.
     Restructuring and Reorganization. During the first quarter of 2009, we implemented a restructuring, reorganization, and expense reduction plan for the Company. Part of the reorganization included reducing our workforce by approximately 10 percent of our full-time employees. We have incurred $8.4 million of pre-tax implementation expenses, related principally to severance, termination benefits, outplacement support, and certain relocation cost obligations that were incurred as part of the reorganization of our management structure.
     Although we recognized a substantial majority of the related expense during the first half of 2009, certain other expenses associated with the restructuring will be incurred and recognized during the remainder of 2009. In accordance with our defined benefit retirement plan provisions, retirement plan participants may elect, at their option, to receive their retirement benefits either in a lump sum payment or an annuity. According to SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, if the lump sum distributions paid during the plan year exceed the total of the service cost and interest cost for the plan year, any unrecognized loss or gain in the plan should be recognized for the pro rata portion equal to the percentage reduction of the projected benefit obligation. Subsequent to the June 30, 2009 financial statement report date, the aggregate of lump sum distribution elections by a number of pension plan participants, who were part of the restructuring, resulted in the recognition of a pro rata settlement loss related to two of the Company’s retirement plans during the third quarter 2009. As a result of this settlement charge, we estimate that the total restructuring charge for the full year ending December 31, 2009, including the non-cash estimated loss for the pro rata settlement, will be approximately $11.0 million, as compared to our previous estimate of approximately $9.0 million.
     Equity in Net Income of Affiliates. Equity in net income of affiliates increased by 111.4% for the six months ended June 30, 2009, as compared to the same period in 2008, due primarily to the termination of the Project Apollo affiliate in June 2008. Our share of the Project Apollo affiliate loss was $1.9 million for the six months ended June 30, 2008, as compared to no loss incurred for 2009. Our share of the Scarborough affiliate income decreased by $0.5 million for the six months ended June 30, 2009, as compared to the same period in 2008.
     Income Tax Expense. The effective tax rate from continuing operations decreased to 38.8% for the six months ended June 30, 2009, from 39.0% for the six months ended June 30, 2008.
     Net Income. Net income decreased 6.1% for the six months ended June 30, 2009, as compared to the same period in 2008, due primarily to severance and other termination benefits incurred during the first half of 2009. The annual savings in 2009 derived from the restructuring, which began in February 2009, are expected to largely offset the severance and other costs of the reorganization. We also expect to reduce our projected 2010 expense run rate by $10.0 million. Net income was also impacted by our continuing efforts to further build and operate our PPM service panels for markets launched in the latter half of 2008, as well as the markets scheduled to launch in 2009. Such efforts include cell-phone-only household recruitment initiatives, the cost of which we expect will continue to increase during the remainder of 2009. We expect that the year-over-year net income reduction trend that was noted for 2008, as well as the previous two years, will reverse in 2009 as a result of the continued commercialization of our PPM service.
     EBIT and EBITDA. We believe that presenting EBIT and EBITDA, both non-GAAP financial measures, as supplemental information helps investors, analysts and others, if they so choose, in understanding and evaluating our operating performance in some of the same ways that we do because EBIT and EBITDA exclude certain items that are not directly related to our core operating performance. We reference these non-GAAP financial measures in assessing current performance and making decisions about internal budgets, resource allocation and financial goals. EBIT is calculated by deducting interest income from income from continuing operations and adding back interest expense and income tax expense to income from continuing operations. EBITDA is calculated by deducting interest income from income from continuing operations and adding back interest expense, income tax expense, and depreciation and amortization to income from continuing operations. EBIT and EBITDA should not be considered substitutes either for income from continuing operations, as indicators of our operating performance, or for cash flow, as measures of our liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. EBIT decreased by 5.8% for the six months ended June 30, 2009, as compared to the same period in 2008, due primarily to severance and other transition costs incurred as part of our restructuring, as well as our continuing efforts and expenditures to further build our PPM service panels, including cell-phone-only household recruitment. These decreases in EBIT were partially offset by higher affiliate share income incurred due to our termination of the Project Apollo affiliate in June 2008. In contrast to the decline in EBIT, EBITDA increased by 3.2% because this non-GAAP financial measure excludes depreciation and amortization, which for the six months ended June 30, 2009, increased by 34.3%, as compared to the six months ended June 30, 2008.

Liquidity and Capital Resources
     Working capital, which is the amount by which our current assets exceed (are less than) our current liabilities, was $2.2 million and ($28.6) million as of June 30, 2009, and December 31, 2008, respectively. Excluding the deferred revenue liability, which does not require a significant additional cash outlay, working capital was $58.8 million and $28.7 million as of June 30, 2009, and December 31, 2008, respectively. Cash and cash equivalents were $12.7 million and $8.7 million as of June 30, 2009, and December 31, 2008, respectively. We expect that our cash position as of June 30, 2009, cash flow generated from operations, and our available revolving credit facility (“Credit Facility”) will be sufficient to support our operations for the next 12 to 24 months and to provide for the $3.0 million of restructuring and reorganization charges that we anticipate spending during the remainder of 2009.
     Net cash provided by operating activities was $10.1 million and $31.4 million for the six months ended June 30, 2009, and 2008, respectively. This $21.3 million decrease in net cash provided by operating activities relates substantially to a $17.6 million change associated with increased accounts receivable balances for the first half of 2009 as compared to the decrease noted for the first half of 2008. The increased accounts receivable in 2009 resulted from higher PPM service billings recorded in conjunction with the 13 PPM Markets commercialized during the last half of 2008 and the first quarter of 2009. In addition, in the midst of a recessionary economy, certain customers are managing the availability of their cash resources, which has lengthened our collection cycle and increased our accounts receivable balance as of June 30, 2009. Due to execution of the agreement with Clear Channel on May 4, 2009, we billed Clear Channel approximately $9.0 million, reflecting license fees starting from the January 1, 2009, effective date of the agreement, which was included in our accounts receivable as of June 30, 2009 and was subsequently collected in July 2009.
     Net cash used in investing activities was $20.2 million and $12.3 million for the six months ended June 30, 2009, and 2008, respectively. This $7.8 million increase in cash used in investing activities was primarily due to a $3.3 million increase in capital spending related to our PPM service and internally developed software for our Diary service, a $2.3 million increase in equity and other investments related to our $3.4 million investment in TRA in 2009, as compared to our $1.1 million investment in Project Apollo during 2008, and a $2.1 million net cash inflow for 2008 related to our discontinued operation (i.e., Continental). See Note 2 in the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further information regarding the sale of Continental.
     Net cash provided by financing activities was $14.0 million for the six months ended June 30, 2009, as compared to net cash used in financing activities of ($19.5) million for the six months ended June 30, 2008. This $33.5 million increase in net cash from financing activities was due primarily to no stock repurchase activity during the six months ended June 30, 2009, as compared to $59.7 million of cash used to repurchase our common stock during the six months ended June 30, 2008. In addition, net borrowings under our Credit Facility decreased by $18.0 million and proceeds from stock option exercises and employee stock purchase plans were reduced by $6.4 million resulting primarily from lower average stock prices experienced during the first half of 2009, as compared to the same period of 2008.
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

     Our Credit Facility contains financial terms, covenants and operating restrictions that potentially restrict our financial flexibility. Under the terms of the Credit Facility, we are required to maintain certain leverage and coverage ratios and meet other financial conditions. The Credit Facility potentially limits, among other things, our ability to sell assets, incur additional indebtedness, and grant or incur liens on our assets. Under the terms of the Credit Facility, all of our material domestic subsidiaries, if any, guarantee the commitment. Currently, we do not have any material domestic subsidiaries as defined under the terms of the Credit Facility. Although we do not believe that the terms of our Credit Facility limit the operation of our business in any material respect, the terms of the Credit Facility may restrict or prohibit our ability to raise additional debt capital when needed or could prevent us from investing in other growth initiatives. Our outstanding borrowings increased from $85.0 million at December 31, 2008, to $105.0 million at June 30, 2009. We have been in compliance with the terms of the Credit Facility since the agreement’s inception. As of August 1, 2009, we had $105.0 million in outstanding debt under the Credit Facility.
     On November 14, 2007, our Board of Directors authorized a program to repurchase up to $200.0 million in shares of our outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of up to two years through November 14, 2009. No shares of our common stock have been repurchased under the program in the first six months of 2009. As of August 1, 2009, 2,247,400 shares of outstanding common stock had been repurchased under this program for $100.0 million.
     Commercialization of our PPM radio ratings service requires and will continue to require a substantial financial investment. The amount of capital required for further deployment of our PPM ratings service and the impact on our results of operations will be greatly affected by the speed of commercialization. In our experience, PPM costs and expenses accelerate six to nine months in advance of the commercialization of a PPM Market as we build the panels. These costs are incremental to the costs associated with our Diary-based ratings service and we expect this trend to continue. Cell-phone-only household recruitment initiatives in both the Diary and PPM services have and will continue to increase our cost of revenue.
Seasonality
     We recognize revenue for services over the terms of license agreements as services are delivered, and expenses are recognized as incurred. We currently gather radio-listening data in 300 U.S. local markets, including 280 Diary markets and 20 PPM Markets. All Diary markets are measured at least twice per year (April-May-June for the “Spring Survey” and October-November-December for the “Fall Survey”). In addition, we measure all major Diary markets two additional times per year (January-February-March for the “Winter Survey” and July-August-September for the “Summer Survey”). Our revenue is generally higher in the first and third quarters as a result of the delivery of the Fall Survey and Spring Survey, respectively, to all Diary markets compared to revenue in the second and fourth quarters, when delivery of the Winter Survey and Summer Survey, respectively, is made only to major Diary markets.
     The seasonality for PPM services will result in higher revenue in the fourth quarter because the PPM service delivers surveys 13 times a year with four surveys delivered in the fourth quarter. There will be fluctuations in the depth of the seasonality pattern during the periods of transition between the services in each PPM Market. The amount of deferred revenue recorded on our balance sheet is expected to decrease as we commercialize additional PPM Markets due to the more frequent recognition of revenue for our PPM service, which is delivered 13 times a year, as compared to the quarterly and semi-annual delivery for our Diary service.
     Pre-currency represents PPM data that is released to clients for planning purposes in advance of the period of commercialization of the service in a local market. Once the service is commercialized, the data then becomes currency and the client may use it to buy and sell advertising. Pre-currency revenue will be recognized in the two months preceding the PPM survey release month for commercialization. The PPM service in new markets is generally commercialized and declared currency at the beginning of a quarter for the preceding period
     Our expenses are generally higher in the second and fourth quarters as we conduct the Spring Survey and Fall Survey for our Diary markets. The transition from the Diary service to the PPM service in the PPM Markets has and will continue to have an impact on the seasonality of costs and expenses. We anticipate that PPM costs and expenses will accelerate six to nine months in advance of the commercialization of each market as we build the panels. These preliminary costs are incremental to the costs associated with our Diary-based ratings service and we will recognize these increased costs as incurred rather than upon the delivery of a particular survey.
     The size and seasonality of the PPM transition impact on a period to period comparison will be influenced by the timing, number, and size of individual markets contemplated in our PPM commercialization schedule, which currently includes a goal of commercializing 49 PPM Markets by the end of 2010. During the first half of 2009, we commercialized six PPM Markets, and we expect to commercialize 13 PPM Markets in the latter half of 2009.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved, from time to time, in litigation and proceedings, including with governmental authorities, arising out of the ordinary course of business. Legal costs for services rendered in the course of these proceedings are charged to expense as they are incurred.
     On April 30, 2008, Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund filed a securities class action lawsuit in the United States District Court for the Southern District of New York on behalf of a purported Class of all purchasers of Arbitron common stock between July 19, 2007, and November 26, 2007. The plaintiff asserts that Arbitron, Stephen B. Morris (our former Chairman, President and Chief Executive Officer), and Sean R. Creamer (our Executive Vice President, Finance and Planning & Chief Financial Officer) violated federal securities laws. The plaintiff alleges misrepresentations and omissions relating, among other things, to the delay in commercialization of our PPM radio ratings service in November 2007, as well as stock sales during the period by company insiders who were not named as defendants and Messrs. Morris and Creamer. The plaintiff seeks class certification, compensatory damages plus interest and attorneys’ fees, among other remedies. On September 22, 2008 the plaintiff filed an Amended Class Action Complaint. On November 25, 2008, Arbitron, Mr. Morris, and Mr. Creamer each filed Motions to Dismiss the Amended Class Action Complaint. On January 23, 2009, the plaintiff filed a Memorandum of Law in Opposition to Defendants’ Motions to Dismiss the Amended Class Action Complaint. On February 23, 2009, Arbitron, Mr. Morris, and Mr. Creamer filed replies in support of their Motions to Dismiss.
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
     On April 22, 2009, Arbitron Inc. filed suit in the United States District Court for the Southern District of New York against John Barrett Kiefl seeking a judgment that Arbitron is the sole owner and assignee of certain patents relating to Arbitron’s Portable People Meter technology. On July 22, 2009, Mr. Kiefl filed an answer and counterclaim and seeks a judgment that Arbitron is not the sole owner, Mr. Kiefl is an inventor and owner of one of the patents at issue, Arbitron breached certain non-disclosure agreements entered into with Mr. Kiefl and further relief as the court may deem just and proper.
     The Company intends to prosecute its interests vigorously.
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
     On January 7, 2009, we joined in a Stipulated Order on Consent (the “New York Settlement”) in connection with the New York State Action. The New York Settlement, when fully performed by the Company to the reasonable expectation of the New York Attorney General, will resolve all claims against the Company that were alleged by the New York Attorney General in the New York State Action. In connection with the New York Settlement, we also agreed to dismiss the New York Federal Action.
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
     On January 7, 2009, we joined in a Final Consent Judgment (the “New Jersey Settlement”) in connection with the New Jersey State Action. The New Jersey Settlement, when fully performed by the Company to the reasonable expectation of the New Jersey Attorney General, will resolve all claims against the Company that were alleged by the New Jersey Attorney General in the New Jersey State Action. In connection with the New Jersey Settlement, we also agreed to dismiss the New Jersey Federal Action. As part of the New Jersey Settlement, the Company denied any liability or wrongdoing.
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
     Jointly in connection with the New York Settlement and the New Jersey Settlement, the Company also will create and fund a non-response bias study in the New York market, fund an advertising campaign promoting minority radio in major trade journals, and pay a single lump sum of $100,000 to the National Association of Black Owned Broadcasters (“NABOB”) for a joint radio project between NABOB and the Spanish Radio Association to support minority radio.
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
Florida
     On July 14, 2009, the State of Florida commenced a civil action against us in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, alleging violations of Florida consumer fraud law relating to the marketing and commercialization in Florida of our PPM radio ratings service. The lawsuit seeks civil penalties and an order preventing us from continuing to publish our PPM listening estimates in Florida.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On November 14, 2007, our Board of Directors authorized a program to repurchase up to $200.0 million in shares of our outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of up to two years through November 14, 2009. No shares of common stock were purchased under the program during the quarter ended June 30, 2009. The maximum dollar value of shares that may yet be purchased under the program is $100.0 million.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Arbitron’s annual meeting of stockholders was held on May 26, 2009. There were 26,480,190 shares of Arbitron common stock outstanding and entitled to vote at the annual meeting. Of the 26,480,190 shares of Arbitron common stock entitled to vote at the annual meeting, a total of 24,921,648 shares were present in person or by proxy at the annual meeting. There were no broker non-votes on the matters submitted for a vote at the annual meeting. The following persons designated by Arbitron’s Board of Directors as nominees for director were elected at the annual meeting, with the voting as follows:

Nominee	Votes For	Votes Withheld
Shellye L. Archambeau	24,767,103	154,545
David W. Devonshire	24,732,335	189,313
Philip Guarascio	20,895,048	4,026,600
William T. Kerr	20,663,291	4,258,357
Larry E. Kittelberger	20,895,082	4,026,566
Luis G. Nogales	20,891,590	4,030,058
Richard A. Post	24,751,791	169,857
Michael P. Skarzynski	24,724,269	197,379
     KPMG LLP was ratified as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009, with the voting as follows:

Total Votes For	Total Votes Against	Total Votes Abstain
24,586,124	315,158	20,366
     No additional items were on the agenda of the annual meeting of stockholders and no other items were brought to a vote during the meeting.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit			SEC File			Filed
No.	Exhibit Description	Form	No.	Exhibit	Filing Date	Herewith
(10) Executive Compensation Plans and Arrangements

10.1	Form of 2008 Equity Compensation Plan Non-Statutory Stock Option Agreement (Non-Executive Officers)					*

10.2	Form of 2008 Equity Compensation Plan Restricted Stock Unit Agreement (Executive Officers)					*

10.3	Form of 2008 Equity Compensation Plan Restricted Stock Unit Agreement (Non-Executive Officers)					*

10.4	Form of Waiver and Amendment of Executive Retention Agreement					*

10.5	Master Station License Agreement to Receive and Use Arbitron Radio Audience Estimates, effective as of May 4, 2009, between Arbitron Inc. and Clear Channel Broadcasting, Inc.**					*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a — 14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a — 14(a)					*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

*	Filed or furnished herewith

**	A request for confidential treatment has been submitted with respect to this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBITRON INC.
By:	/s/ SEAN R. CREAMER
Sean R. Creamer
Executive Vice President of Finance and Planning and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal financial and principal accounting officer)

Date: August 5, 2009