Form 10-Q
period 2009-09-30
ARBITRON INC
filed 2009-11-04
CIK 109758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 26,535,128 shares of common stock, par value $0.50 per share, outstanding as of October 30, 2009.

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

ARBITRON INC.
Consolidated Balance Sheets
(In thousands, except par value data)

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$12,307	$8,658
Trade accounts receivable, net of allowance for doubtful accounts of $2,956 in 2009 and $2,598 in 2008	50,038	50,037
Inventory	651	2,507
Prepaid expenses and other current assets	11,781	10,167
Deferred tax assets	2,486	2,476

Total current assets	77,263	73,845

Equity and other investments	10,534	14,901
Property and equipment, net	68,459	62,930
Goodwill, net	38,500	38,500
Other intangibles, net	844	950
Noncurrent deferred tax assets	3,414	7,576
Other noncurrent assets	485	895

Total assets	$199,499	$199,597

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$7,153	$15,401
Accrued expenses and other current liabilities	19,650	29,732
Deferred revenue	48,519	57,304

Total current liabilities	75,322	102,437
Long-term debt	85,000	85,000
Other noncurrent liabilities	21,027	26,655

Total liabilities	181,349	214,092

Commitments and contingencies	—	—
Stockholders’ equity (deficit)
Preferred stock, $100.00 par value, 750 shares authorized, no shares issued	—	—
Common stock, $0.50 par value, 500,000 shares authorized, 32,338 shares issued as of September 30, 2009, and December 31, 2008	16,169	16,169
Net distributions to parent prior to March 30, 2001, spin-off	(239,042)	(239,042)
Retained earnings subsequent to spin-off	254,660	226,345
Common stock held in treasury, 5,806 shares in 2009 and 5,928 shares in 2008	(2,903)	(2,964)
Accumulated other comprehensive loss	(10,734)	(15,003)

Total stockholders’ equity (deficit)	18,150	(14,495)

Total liabilities and stockholders’ equity (deficit)	$199,499	$199,597

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30,
	2009	2008
Revenue	$98,123	$102,526

Costs and expenses
Cost of revenue	44,454	41,795
Selling, general and administrative	16,908	20,058
Research and development	10,385	10,274
Restructuring and reorganization	1,718	—

Total costs and expenses	73,465	72,127

Operating income	24,658	30,399

Equity in net loss of affiliate	(1,948)	(2,194)

Income from continuing operations before interest and income tax expense	22,710	28,205
Interest income	11	127
Interest expense	365	644

Income from continuing operations before income tax expense	22,356	27,688
Income tax expense	8,637	10,788

Income from continuing operations	13,719	16,900

Discontinued operations
Gain from discontinued operations, net of taxes	—	57
Loss on sale of discontinued operations, net of taxes	—	(2)

Total gain from discontinued operations, net of taxes	—	55

Net income	$13,719	$16,955

Income per weighted-average common share
Basic
Continuing operations	$0.52	$0.63
Discontinued operations	—	—

Net income	$0.52	$0.64

Diluted
Continuing operations	$0.51	$0.63
Discontinued operations	—	—

Net income	$0.51	$0.63

Weighted-average common shares used in calculations
Basic	26,515	26,652
Potentially dilutive securities	173	248

Diluted	26,688	26,900

Dividends declared per common share outstanding	$0.10	$0.10

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Revenue	$283,411	$275,246

Costs and expenses
Cost of revenue	139,745	129,490
Selling, general and administrative	54,683	58,587
Research and development	30,275	29,802
Restructuring and reorganization	10,074	—

Total costs and expenses	234,777	217,879

Operating income	48,634	57,367

Equity in net income (loss) of affiliate(s)	633	(973)

Income from continuing operations before interest and income tax expense	49,267	56,394
Interest income	44	582
Interest expense	1,063	1,524

Income from continuing operations before income tax expense	48,248	55,452
Income tax expense	18,692	21,615

Income from continuing operations	29,556	33,837

Discontinued operations
Loss from discontinued operations, net of taxes	—	(438)
Gain on sale of discontinued operations, net of taxes	—	423

Total loss from discontinued operations, net of taxes	—	(15)

Net income	$29,556	$33,822

Income per weighted-average common share
Basic
Continuing operations	$1.12	$1.24
Discontinued operations	—	—

Net income	$1.12	$1.24

Diluted
Continuing operations	$1.11	$1.23
Discontinued operations	—	—

Net income	$1.11	$1.23

Weighted-average common shares used in calculations
Basic	26,478	27,339
Potentially dilutive securities	151	207

Diluted	26,629	27,546

Dividends declared per common share outstanding	$0.30	$0.30

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Cash Flows
(In thousands and unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$29,556	$33,822
Loss from discontinued operations, net of taxes	—	15

Income from continuing operations	29,556	33,837
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	16,759	12,392
Amortization of intangible assets	106	267
Loss on asset disposals	1,618	1,052
Loss on benefit plan lump sum settlements	1,781	—
Deferred income taxes	1,362	2,303
Equity in net (income) loss of affiliate(s)	(633)	973
Distributions from affiliate	8,400	6,850
Bad debt expense	999	840
Non-cash share-based compensation	7,500	6,399
Changes in operating assets and liabilities
Trade accounts receivable	(1,000)	(1,327)
Prepaid expenses and other assets	(1,342)	(1,115)
Inventory	1,737	(1,118)
Accounts payable	(6,495)	(525)
Accrued expenses and other current liabilities	(10,249)	(4,004)
Deferred revenue	(8,785)	(10,890)
Other noncurrent liabilities	(288)	(326)
Net cash used in operating activities of discontinued operations	—	(1,170)

Net cash provided by operating activities	41,026	44,438

Cash flows from investing activities
Additions to property and equipment	(25,475)	(22,734)
Purchases of equity and other investments	(3,400)	(1,061)
Payments related to business acquisitions	—	(522)
Net cash provided by investing activities from discontinued operations	—	2,123

Net cash used in investing activities	(28,875)	(22,194)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	1,045	9,815
Stock repurchases	—	(96,266)
Tax (loss) benefits realized from share-based awards	(1,639)	955
Dividends paid to stockholders	(7,933)	(8,367)
Borrowings under Credit Facility	33,000	125,000
Payments under Credit Facility	(33,000)	(67,000)

Net cash used in financing activities	(8,527)	(35,863)

Effect of exchange rate changes on cash and cash equivalents	25	(18)

Net change in cash and cash equivalents	3,649	(13,637)
Cash and cash equivalents at beginning of period	8,658	22,128

Cash and cash equivalents at end of period	$12,307	$8,491

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Notes to Consolidated Financial Statements
September 30, 2009
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
Consolidation
     The consolidated financial statements of the Company for the three- and nine-months ended September 30, 2009, reflect the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries: Arbitron Holdings Inc., Audience Research Bureau S.A. de C.V., Ceridian Infotech (India) Private Limited, Arbitron International, LLC and Arbitron Technology Services India Private Limited. All significant intercompany balances have been eliminated in consolidation. The Company consummated the sale of CSW Research Limited (“Continental”) and Euro Fieldwork Limited, a subsidiary of Continental, on January 31, 2008. The financial information of Continental and Euro Fieldwork Limited has been separately reclassified within the consolidated financial statements as a discontinued operation. See Note 2 for further information.

2. Discontinued Operation
     During the fourth quarter of 2007, the Company approved a plan to sell Continental. Therefore, the assets and liabilities, results of operations and cash flow activity of Continental were reclassified separately as a discontinued operation held for sale within the consolidated financial statements for all periods presented on the Company’s annual consolidated financial statements filed on Form 10-K for the years ended December 31, 2008 and 2007. On January 31, 2008, the sale of Continental was completed at a gain of $0.5 million. The following table presents key information associated with the operating results of the discontinued operations for the 2008 reporting period presented in the consolidated financial statements filed in this quarterly report on Form 10-Q for the period ended September 30, 2009 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Results of Discontinued Operations	2008	2008
Revenue	$—	$1,011
Operating expenses	—	1,802

Operating loss	—	(791)
Net interest income	—	7

Loss before income tax benefit	—	(784)
Income tax benefit	57	346

Gain (loss) from discontinued operations, net of taxes	57	(438)
(Loss) gain on sale, net of taxes	(2)	423

Total gain (loss) from discontinued operations, net of taxes	$55	$(15)

3. Long-Term Debt
     On December 20, 2006, the Company entered into an agreement with a consortium of lenders to provide up to $150.0 million of financing to the Company through a five-year, unsecured revolving credit facility (the “Credit Facility”). The agreement contains an expansion feature for the Company to increase the total financing available under the Credit Facility by up to $50.0 million to an aggregate of $200.0 million. Such increased financing would be provided by one or more existing Credit Facility lending institutions, subject to the approval of the lending banks, and/or in combination with one or more new lending institutions, subject to the approval of the Credit Facility’s administrative agent. During the third quarter, the Company repaid $20.0 million of its outstanding borrowings under the Credit Facility. As of September 30, 2009, and December 31, 2008, the outstanding borrowings under the Credit Facility were $85.0 million and $85.0 million, respectively.
     Under the terms of the Credit Facility, the Company is required to maintain certain leverage and coverage ratios and meet other financial conditions. The Credit Facility contains certain financial covenants, and limits among other things, the Company’s ability to sell certain assets, incur additional indebtedness, and grant or incur liens on its assets. Under the terms of the Credit Facility, all of the Company’s material domestic subsidiaries, if any, guarantee the commitment. As of September 30, 2009, and December 31, 2008, the Company had no material domestic subsidiaries as defined by the terms of the Credit Facility. As of September 30, 2009, and December 31, 2008, the Company was in compliance with the terms of the Credit Facility.
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
     The Credit Facility has two borrowing options, a Eurodollar rate option or an alternate base rate option, as defined in the Credit Facility agreement. Under the Eurodollar option, the Company may elect interest periods of one, two, three or six months at the inception date and each renewal date. Borrowings under the Eurodollar option bear interest at the London Interbank Offered Rate (LIBOR) plus a margin of 0.575% to 1.25%. Borrowings under the base rate option bear interest at the higher of the lead lender’s prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 0.00% to 0.25%. The specific margins, under both options, are determined based on the Company’s ratio of indebtedness to earnings before interest, income taxes, depreciation, amortization and non-cash share-based compensation (the “leverage ratio”), and is adjusted every 90 days. The Credit Facility agreement contains a facility fee provision whereby the Company is charged a fee, ranging from 0.175% to 0.25%, applied to the total amount of the commitment. The interest rate on outstanding borrowings as of September 30, 2009, and December 31, 2008, was 1.05% and 1.31%, respectively.
     Interest paid during the nine-month periods ended September 30, 2009, and 2008, was $1.1 million and $1.6 million, respectively. Interest capitalized during the nine-month periods ended September 30, 2009, and 2008, was less than $0.1 million and $0.1 million, respectively. Non-cash amortization of deferred financing costs classified as interest expense during each of the nine-month periods ended September 30, 2009, and 2008, was $0.1 million.
     Interest capitalized during each of the three-month periods ended September 30, 2009, and 2008, was less than $0.1 million. Non-cash amortization of deferred financing costs classified as interest expense during each of the three-month periods ended September 30, 2009, and 2008, was less than $0.1 million.

4. Stockholders’ Equity (Deficit)
     Changes in stockholders’ equity (deficit) for the nine months ended September 30, 2009, were as follows (in thousands):

				Net Distributions
				to Parent	Retained	Accumulated
				Prior to	Earnings	Other	Total
	Shares	Common	Treasury	March 30, 2001	Subsequent	Comprehensive	Stockholders’
	Outstanding	Stock	Stock	Spin-off	to Spin-off	Loss	Equity (Deficit)

Balance as of December 31, 2008	26,410	$16,169	$(2,964)	$(239,042)	$226,345	$(15,003)	$(14,495)

Net income	—	—	—	—	29,556	—	29,556

Common stock issued from treasury stock	122	—	61	—	842	—	903

Tax loss from share-based awards	—	—	—	—	(1,639)	—	(1,639)

Non-cash share-based compensation	—	—	—	—	7,500	—	7,500

Dividends declared	—	—	—	—	(7,944)	—	(7,944)

Other comprehensive income	—	—	—	—	—	4,269	4,269

Balance as of September 30, 2009	26,532	$16,169	$(2,903)	$(239,042)	$254,660	$(10,734)	$18,150

     A quarterly cash dividend of $0.10 per common share was paid to stockholders on October 1, 2009.

5. Net Income per Weighted-Average Common Share
     The computations of basic and diluted net income per weighted-average common share for the three- and nine-month periods ended September 30, 2009, and 2008, are based on the Company’s weighted-average shares of common stock and potentially dilutive securities outstanding.
     Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period. As of September 30, 2009, and 2008, there were options to purchase 3,018,742 and 1,730,683 shares of the Company’s common stock outstanding, of which options to purchase 2,660,352 and 430,713 shares of the Company’s common stock, respectively, were excluded from the computation of diluted net income per weighted-average common share for the quarter ended September 30, 2009, and 2008, respectively, either because the options’ exercise prices were greater than the average market price of the Company’s common shares or assumed repurchases from proceeds from the options’ exercise were potentially antidilutive.
     The assumed proceeds associated with the entire amount of tax benefits for share-based awards granted prior to January 1, 2006, were used in the diluted shares computation. For share-based awards granted subsequent to the January 1, 2006, the assumed proceeds for the related excess tax benefits, if any, were also used in the diluted shares computation.

6. Comprehensive Income and Accumulated Other Comprehensive Loss
     The Company’s comprehensive income is comprised of net income, changes in foreign currency translation adjustments, and changes in retirement liabilities, net of tax (expense) benefits. The components of comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$13,719	$16,955	$29,556	$33,822

Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax (expense) benefit of $(4), and $139 for the three months ended September 30, 2009, and 2008, respectively; and a tax benefit of $24, and $381 for the nine months ended September 30, 2009, and 2008, respectively.	6	(215)	(38)	(588)

Change in retirement liabilities, net of tax expense of $2,519, and $93 for the three months ended September 30, 2009, and 2008, respectively; and a tax expense of $2,814, and $280 for the nine months ended September 30, 2009, and 2008, respectively.	3,858	145	4,307	431

Other comprehensive income (loss)	3,864	(70)	4,269	(157)

Comprehensive income	$17,583	$16,885	$33,825	$33,665

The components of accumulated other comprehensive loss were as follows (in thousands):

	September 30,	December 31,
	2009	2008
Foreign currency translation adjustment, net of taxes	$(322)	$(284)
Retirement plan liabilities, net of taxes	(10,412)	(14,719)

Accumulated other comprehensive loss	$(10,734)	$(15,003)

7. Equity and Other Investments
     The Company’s equity and other investments consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Scarborough	$7,134	$14,901

Equity investments	7,134	14,901

TRA preferred stock	3,400	—

Other investments	3,400	—

Equity and other investments	$10,534	$14,901

     The Company’s 49.5% investment in Scarborough Research (“Scarborough”), a Delaware general partnership, is accounted for using the equity method of accounting. The Company’s preferred stock investment in TRA Global, Inc., a Delaware corporation (“TRA”) providing media and marketing research, is accounted for using the cost method of accounting. The Company invested $3.4 million in TRA in May 2009. The Company’s 50.0% interest in Project Apollo LLC, a Delaware limited liability company, was terminated in June 2008 and was accounted for using the equity method of accounting. The following table shows the investment activity and balances for each of the Company’s investments for the three- and nine month periods ended and as of September 30, 2009, and 2008:

	Summary of Investment Activity (in thousands)
	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
					Project
					Apollo
	Scarborough	TRA	Total	Scarborough	LLC	Total

Beginning balance	$12,082	$3,400	$15,482	$12,794	$—	$12,794
Investment loss	(1,948)	—	(1,948)	(2,194)	—	(2,194)
Distributions from investee	(3,000)	—	(3,000)	(2,100)	—	(2,100)
Cash investments	—	—	—	—	—	—

Ending balance at September 30	$7,134	$3,400	$10,534	$8,500	$—	$8,500

	Summary of Investment Activity (in thousands)
	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
					Project
					Apollo
	Scarborough	TRA	Total	Scarborough	LLC	Total

Beginning balance	$14,901	$—	$14,901	$14,420	$842	$15,262
Investment income (loss)	633	—	633	930	(1,903)	(973)
Distributions from investee	(8,400)	—	(8,400)	(6,850)	—	(6,850)
Cash investments	—	3,400	3,400	—	1,061	1,061

Ending balance at September 30	$7,134	$3,400	$10,534	$8,500	$—	$8,500

8. Prepaids and Other Current Assets
     Prepaids and other current assets as of September 30, 2009, and December 31, 2008, consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Insurance recovery receivables	$5,590	$5,775
Survey participant incentives and prepaid postage	2,524	2,615
Prepaid Scarborough royalty	1,452	—
Other	2,215	1,777

Prepaids and other current assets	$11,781	$10,167

     During 2008, the Company became involved in two securities-law civil actions and a governmental interaction primarily related to the commercialization of our PPM service. As of September 30, 2009, the Company has incurred $8.6 million in legal fees and costs in defense of its positions related thereto. As of September 30, 2009, $2.0 million in insurance reimbursements related to these legal actions were received and the Company estimates that an additional $4.8 million in insurance reimbursements are probable for future receipt under the Company’s Directors and Officers insurance policy. During the nine months ended September 30, 2009, a $2.1 million increase in the estimated gross insurance recovery was reported as a reduction to selling, general and administrative expense on the income statement, which partially offsets the $2.4 million in related legal fees recorded during the nine months ended September 30, 2009.
     During 2008 and the nine months ended September 30, 2009, the Company incurred $2.7 million in business interruption losses and damages as a result of Hurricane Ike. As of December 31, 2008, the Company recorded a $1.0 million insurance claims receivable. As of September 30, 2009, approximately $0.2 million in insurance reimbursements were received and the Company estimates that an additional $0.8 million in reimbursements are probable for future receipt under our insurance policy.
9. Restructuring and Reorganization Initiative
     During the first quarter of 2009, the Company implemented a restructuring, reorganization and expense reduction plan (the “Plan”). Part of the Plan included reducing the Company’s full-time workforce by approximately 10 percent. During the nine months ended September 30, 2009, the Company incurred $10.1 million in restructuring charges, related principally to severance, termination benefits, outplacement support, retirement plan settlement charges, and certain other expenses that were incurred as part of the Plan.
     In accordance with our retirement plan provisions, participants may elect, at their option, to receive their retirement benefits either in a lump sum payment or an annuity. If the lump sum distributions paid during the plan year exceed the total of the service cost and interest cost for the plan year, any unrecognized gain or loss in the plan should be recognized for the pro rata portion equal to the percentage reduction of the projected benefit obligation. The Company recognized a $1.8 million non-cash charge for the settlement incurred during the third quarter of 2009 as a result of aggregate lump sum distribution elections made by a number of pension plan participants who were terminated as part of the Plan. The Company estimates that the total restructuring and reorganization charge for the full year ending December 31, 2009, will be approximately $10.0 million, including the $1.8 million non-cash settlement charge.

     The following table presents additional information regarding the restructuring and reorganization activity for the three- and nine-month periods ended September 30, 2009 (in thousands):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
Restructuring and Reorganization	2009	2009
Beginning liability	$2,634	$—

Costs incurred and charged to expense	1,718	10,074

Costs paid during the period	(1,464)	(7,186)

Less: non-cash charges	(1,781)	(1,781)

Ending liability as of September 30, 2009	$1,107	$1,107

     The ending restructuring and reorganization liability balance noted above, is recorded within the accrued expenses and other current liabilities on the Company’s consolidated balance sheet as of September 30, 2009.

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
     The components of periodic benefit costs for the defined-benefit pension, postretirement and supplemental retirement plans were as follows (in thousands):

	Defined-Benefit		Postretirement		Supplemental
	Pension Plan		Plan		Retirement Plans
	Three Months		Three Months		Three Months
	Ended September 30,		Ended September 30,		Ended September 30,
	2009	2008	2009	2008	2009	2008
Service cost	$148	$196	$12	$10	$24	$30
Interest cost	432	507	23	24	77	58
Expected return on plan assets	(476)	(597)	—	—	—	—
Amortization of prior service	6	5	—	—	(4)	(5)
Amortization of net loss	247	182	11	8	101	46

Net periodic benefit cost	$357	$293	$46	$42	$198	$129

Settlements and curtailment	$1,499	$—	$—	$—	$267	$—

	Defined-Benefit		Postretirement		Supplemental
	Pension Plan		Plan		Retirement Plans
	Nine Months		Nine Months		Nine Months
	Ended September 30,		Ended September 30,		Ended September 30,
	2009	2008	2009	2008	2009	2008
Service cost	$592	$587	$37	$31	$70	$89
Interest cost	1,385	1,520	69	71	239	176
Expected return on plan assets	(1,629)	(1,826)	—	—	—	—
Amortization of prior service	17	17	—	—	(12)	(17)
Amortization of net loss	744	546	32	25	323	138

Net periodic benefit cost	$1,109	$844	$138	$127	$620	$386

Settlements and curtailment	$1,499	$—	$—	$—	$282	$—

     The Company recognized a $1.8 million settlement loss during the third quarter of 2009 as a result of aggregate lump sum distribution elections made by a number of pension plan participants. Both the settlement charge of $1.8 million and a curtailment charge of $15,000 were incurred related to certain terminations under the Company’s restructuring and reorganization initiative. For further information regarding the settlement, see Note 9 to the notes to the consolidated financial statements contained in this Form 10-Q.
     The Company contributed $2.0 million to its pension plan during 2009. The Company does not expect to make further employer contributions to the pension plan for the remainder of 2009. The Company estimates that $0.4 million will be contributed to other defined benefit plans during 2009.

11. Taxes
     The effective tax rate from continuing operations decreased to 38.7% for the nine months ended September 30, 2009, from 39.0% for the nine months ended September 30, 2008.
     During 2009, the Company’s net unrecognized tax benefits for certain tax contingencies increased from $1.4 million as of December 31, 2008, to $1.6 million as of September 30, 2009. If recognized, the $1.6 million in unrecognized tax benefits would reduce the Company’s effective tax rate in future periods.
     Income taxes paid on continuing operations for the nine months ended September 30, 2009, and 2008, were $17.0 million and $15.8 million, respectively.
12. Share-Based Compensation
     The following table sets forth information with regard to the income statement recognition of share-based compensation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of revenue	$226	$155	$308	$567
Selling, general and administrative	2,601	1,751	7,105	5,451
Research and development	47	146	87	381

Share-based compensation	$2,874	$2,052	$7,500	$6,399

     There was no capitalized share-based compensation cost recorded during the nine-month periods ended September 30, 2009, and 2008.
     The Company’s policy for issuing shares upon option exercise, or vesting of its share awards and/or conversion of deferred stock units under all of the Company’s stock incentive plans is to issue new shares of common stock, unless treasury stock is available at the time of exercise or conversion.
Stock Options
     Stock options awarded to employees under the 1999 and 2001 Stock Incentive Plans and the 2008 Equity Compensation Plan (referred to herein collectively as the “SIPs”) generally vest annually over a three-year period, have a 10-year term and have an exercise price of not less than the fair market value of the Company’s common stock at the date of grant. Stock options granted to directors under the SIPs generally vest on the date of grant, are generally exercisable six months after the date of grant, have a 10-year term and an exercise price not less than the fair market value of the Company’s common stock at the date of grant. The Company’s stock options generally provide for accelerated vesting if there is a change in control of the Company.
     The Company uses historical data to estimate future option exercises and employee terminations in order to determine the expected term of the stock option; identified groups of optionholders that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of stock options granted represents the period of time that such stock options are expected to be outstanding. The expected term can vary for certain groups of optionholders exhibiting different behavior. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury strip bond yield curve in effect at the time of grant. Expected volatilities are based on the historical volatility of the Company’s common stock. The fair value of each stock option granted to employees and nonemployee directors during the three- and nine-month periods ended September 30, 2009, and 2008, was estimated on the date of grant using a Black-Scholes stock option valuation model.
     For the three months ended September 30, 2009 and 2008, the number of stock options granted was 301,260 and 6,836, respectively, and the weighted-average exercise price for those stock options granted was $16.50 and $47.25, respectively. For the nine months ended September 30, 2009 and 2008, the number of stock options granted was 1,621,553 and 319,341, respectively, and the weighted-average exercise price for those stock options granted was $18.37 and $42.81, respectively.
     As of September 30, 2009, there was $8.0 million in total unrecognized compensation cost related to stock options granted under the SIPs. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 2.5 years. The weighted-average exercise price and weighted-average remaining contractual term for outstanding stock options as of September 30, 2009, were $28.25 and 7.83 years, respectively, and as of September 30, 2008, $39.88 and 6.80 years, respectively.
Nonvested Share Awards
     The Company’s nonvested share awards vest over four or five years on either a monthly or annual basis. The Company’s nonvested share awards generally provide for accelerated vesting if there is a change in control of the Company. Compensation expense is recognized on a straight-line basis using the fair market value of the Company’s common stock on the date of grant as the nonvested share awards vest. As of September 30, 2009, there was $8.2 million of total unrecognized compensation cost related to nonvested share awards granted under the SIPs. This aggregate unrecognized cost for nonvested share awards is expected to be recognized over a weighted-average period of 2.5 years. Other nonvested share award information for the three- and nine-month periods ended September 30, 2009, and 2008, is noted in the following table (dollars in thousands, except per share data):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Number of shares granted	30,084	2,608	362,200	105,356

Weighted average grant-date fair value per share	$16.50	$47.05	$18.49	$43.99

Fair value of shares vested	$44	$53	$825	$1,693

13. Concentration of Credit Risk
     The Company’s quantitative radio audience ratings revenue and related software licensing revenue accounted for the following percentages, in the aggregate, of total Company revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Quantitative radio audience estimate and related software licensing	97%	97%	93%	92%
     The Company had one customer that individually represented 18% of its annual revenue for the year ended December 31, 2008. The Company had two customers that individually represented 15%, and 11% of its total accounts receivable as of September 30, 2009. The Company has historically experienced a high level of contract renewals.
14. Financial Instruments
     Fair values of accounts receivable and accounts payable approximate carrying values due to their short-term nature. The Company believes that the fair value of the TRA investment, which was made in May 2009, approximates its carrying value of $3.4 million as of September 30, 2009. Due to the floating rate nature of the Company’s revolving obligation under its Credit Facility, the fair values of the $85.0 million in outstanding borrowings as of both September 30, 2009, and December 31, 2008, also approximate their carrying amounts.
15. Stock Repurchases
     On November 14, 2007, the Company’s Board of Directors authorized a program to repurchase up to $200.0 million of the Company’s outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of up to two years through November 14, 2009. For the nine months ended September 30, 2009, no shares of common stock were repurchased. For the nine months ended September 30, 2008, the Company repurchased 2,247,400 shares of outstanding common stock under this program for $100.0 million. As of September 30, 2009, we have not repurchased any shares of our common stock since the quarter ended September 30, 2008.
16. Subsequent Events
     Subsequent events were evaluated through November 4, 2009, the date of issuance for the Company’s financial statements for the quarter ended September 30, 2009, as filed on this Form 10-Q. Except as may be disclosed elsewhere, no subsequent events that warrant further disclosure herein were noted during this evaluation.

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
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron Inc. and its subsidiaries (“we,” “our,” “Arbitron” or the “Company”) in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “intends,” “anticipates,” “estimates,” “believes” or “plans” or comparable terminology, are forward-looking statements based on current expectations about future events, which we have derived from information currently available to us. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied by such forward-looking statements. These risks and uncertainties include, in no particular order, whether we will be able to:
•	absorb costs related to legal proceedings and governmental entity interactions and avoid any related fines, limitations or conditions on our business activities, including, without limitation, by meeting or exceeding our commitments and agreements with various governmental entities;

•	successfully commercialize our Portable People MeterTM service;

•	successfully manage the impact on our business of the current economic downturn generally, and in the advertising market, in particular, including, without limitation, the insolvency of any of our customers or the impact of such downturn on our customers’ ability to fulfill their payment obligations to us;

•	successfully maintain and promote industry usage of our services, a critical mass of broadcaster encoding, and the proper understanding of our audience measurement services and methodology in light of governmental actions, including investigation, regulation, legislation or litigation, customer or industry group activism, or adverse community or public relations efforts;

•	compete with companies that may have financial, marketing, sales, technical or other advantages over us;

•	successfully design, recruit and maintain PPM panels that appropriately balance research quality, panel size and operational cost;

•	successfully develop, implement and fund initiatives designed to increase sample quality;

•	complete the Media Rating Council, Inc. (“MRC”) audits of our local market PPM ratings services in a timely manner and successfully obtain and/or maintain MRC accreditation for our audience measurement business;

•	renew contracts with key customers;

•	successfully execute our business strategies, including entering into potential acquisition, joint-venture or other material third-party agreements;

•	effectively manage the impact, if any, of any further ownership shifts in the radio and advertising agency industries;

•	effectively respond to rapidly changing technological needs of our customer base, including creating new proprietary software systems, such as software systems to support our cell-phone-only sampling plans, and new customer services that meet these needs in a timely manner;

•	successfully manage the impact on costs of data collection due to lower respondent cooperation in surveys, consumer trends including a trend toward increasing incidence of cell-phone-only households, privacy concerns, technology changes, and/or government regulations;

•	successfully develop and implement technology solutions to encode and/or measure new forms of media content and delivery, and advertising in an increasingly competitive environment;

•	successfully integrate our new management team;

•	realize the anticipated savings from the Company’s workforce and expense reduction program; and

•	provide appropriate levels of operational capacity and funding to support the more labor intensive identification and recruitment of cell-phone-only households into our panels and samples.
     There are a number of additional important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, the factors set forth in “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2008, and elsewhere, and any subsequent periodic or current reports filed by us with the Securities and Exchange Commission (the “SEC”).
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
     Historically, our quantitative radio audience measurement business and related software have accounted for a substantial majority of our revenue. For the nine-month periods ended September 30, 2009, and 2008, our quantitative radio audience measurement business and related software accounted for approximately 93 percent and 92 percent of our revenue, respectively. We expect that for the year ending December 31, 2009, our quantitative radio audience measurement business and related software licensing will account for approximately 90 percent of our revenue.
     Quarterly fluctuations in these percentages are reflective of the seasonal delivery schedule of our quantitative radio audience measurement business and our Scarborough revenues. For further information regarding seasonality trends, see “Seasonality.”
     While we expect that our quantitative radio audience measurement business and related software licensing will continue to account for the majority of our revenue for the foreseeable future, we are actively seeking opportunities to diversify our revenue base by, among other things, leveraging the investment we have made in our PPM technology and exploring applications of the technology beyond our domestic radio audience measurement business.
     We are in the process of executing our previously announced plan to commercialize progressively our PPM radio ratings service in the largest United States radio markets, which we currently anticipate will result in commercialization of the service in 49 local markets by December 2010 (the “PPM Markets”). We may continue to update the expected timing of commercialization and the composition of the PPM Markets from time to time. According to our analysis of BIA’s 2009 Investing in Radio Market Report, those broadcasters with whom we have entered into multi-year PPM agreements account for most of the total radio advertising dollars in the PPM markets. These agreements generally provide for a higher fee for PPM-based ratings than we charge for Diary-based ratings. As a result, we expect that the percentage of our revenues derived from our radio ratings and related software is likely to slightly increase as we commercialize the PPM service.
     Nielsen’s signing of Cumulus Media Inc. (“Cumulus”) and Clear Channel Communications, Inc. (“Clear Channel”) as customers for its radio ratings service in certain small to mid-sized markets was a primary factor in a $4.6 million decline in our revenue for the nine months ended September 30, 2009 and is anticipated to adversely impact our expected revenue by approximately $5.0 million for all of 2009, and $10.0 million per year thereafter. Due to the impact of the current economic downturn on anticipated sales of discretionary services and renewals of agreements to provide ratings services, as well as the high penetration of our current services in the radio station business, we expect that our future annual organic rate of revenue growth from our quantitative Diary-based radio ratings services will be slower than historical trends.
     We continue to operate in a highly challenging business environment. Our future performance will be impacted by our ability to address a variety of challenges and opportunities in the markets and industries we serve, including our ability to continue to maintain and improve the quality of our PPM service, and manage increased costs for data collection, arising from, among other things, increased numbers of cell-phone-only households, which are more expensive for us to recruit than are households with landline telephones. Our goal is to obtain and/or maintain MRC accreditation in all of our PPM Markets, and develop and implement effective and efficient technological solutions to measure multimedia and advertising.
     Protecting and supporting our existing customer base, and ensuring our services are competitive from a price, quality and service perspective are critical components to these overall goals, although there can be no guarantee that we will be successful in our efforts.
Diary Trends and Initiatives
     MRC Accreditation. The continuous, condensed, and standard Radio Market Reports and certain other radio ratings data produced by our Diary service is accredited by the MRC in the continental U.S., Alaska and Hawaii.
     Quality Improvement Initiatives. Response rates are an important measure of our effectiveness in obtaining consent from persons to participate in our surveys. Another measure often used by clients to assess quality in our ratings is sample proportionality, which refers to how well the distribution of the sample for any individual survey matches the distribution of the population in the local market. It has become increasingly difficult and more costly for us to obtain consent from persons to participate in our surveys. We must achieve a level of both sample proportionality and response rates sufficient to maintain confidence in our ratings, the support of the industry and accreditation by the MRC. Overall response rates for all survey research have declined over the past several decades, and Arbitron has been adversely impacted. We have worked to address this decline through several initiatives, including various survey incentive programs. If response rates continue to decline or the costs of recruitment initiatives significantly increase, our radio audience measurement business could be adversely affected. We believe that additional expenditures will be required in the future to research and test new measures associated with improving response rates and sample proportionality. As part of our continuous improvement program, we intend to continue to invest in Diary service quality enhancements in 2009 and beyond. For example, in an effort to better target our Diary keeper premium expenditures to key buying demographics of the users of our estimates, we reduced the premium we pay to households where all members are aged 55 or older and redirected those premiums to households containing persons aged 18-34, beginning with the Spring 2009 Diary survey.

     We use a measure known as Designated Delivery Index (“DDI”) to measure our performance in delivering sample targets based on how the number of persons actually in the sample compares to our target number of persons in a particular demographic. We define DDI as the actual sample size achieved for a given demographic indexed against the target sample size for that demographic (multiplied by 100).
     Beginning with the Spring 2009 survey, we added cell-phone-only households to the Diary sample in 151 Diary markets using a hybrid methodology of address-based recruitment for cell-phone-only households, while using random digit dialing (“RDD”) recruitment for households with landline phone service. In August 2009, we announced that cell-phone-only sampling had increased the average DDI for Persons aged 18-34 by approximately 25 percent in the 151 Diary markets that included cell-phone-only households in the Spring 2009 survey sample. Beginning with the Fall 2009 survey, we intend to expand cell-phone-only sampling to all Diary markets in the continental United States, Alaska and Hawaii. We also intend to increase our sample target for cell-phone-only households in Diary markets from ten percent of total households, as achieved in the Spring 2009 survey, to an average of 15 percent of total households across all Diary markets by year-end 2010.
     As noted above, it is increasingly expensive for us to recruit cell-phone-only households. Because we intend to increase the number of cell-phone-only households in our samples, we believe this quality improvement initiative will significantly increase our costs.
PPM Trends and Initiatives
     MRC Accreditation. In January 2007, the MRC accredited the average-quarter-hour, time-period radio ratings data produced by our PPM radio ratings service in the Houston-Galveston local market. In January 2009, the MRC accredited the average-quarter-hour, time-period radio ratings data produced by our PPM radio ratings service in the Riverside–San Bernardino local market.
     Based on audits completed during 2007, and our replies to the MRC’s follow-up queries, the MRC denied accreditation of the PPM radio ratings services in Philadelphia, New York, Nassau—Suffolk (Long Island), and Middlesex—Somerset—Union in January 2008. During 2008, the MRC reaudited the PPM radio ratings service in those markets. The results of those reaudits, together with additional information provided by Arbitron, were shared with the MRC PPM audit subcommittee in late 2008. As of the date of this Form 10-Q, the denial status remains in place, and the data produced by the PPM radio ratings services in the Philadelphia, New York, Nassau—Suffolk (Long Island), and Middlesex—Somerset—Union local markets remain unaccredited by the MRC. Among other things, the MRC identified response rates, compliance rates, and differential compliance rates as concerns it had with the PPM service in these local markets.
     The MRC has audited the local market PPM methodology and execution in all other PPM Markets where we have commercialized the service, including Los Angeles, Chicago, San Francisco, San Jose, Atlanta, Dallas-Ft. Worth, Detroit, Washington D.C., Boston, Miami-Ft. Lauderdale-Hollywood, Seattle-Tacoma, Phoenix, Minneapolis-St. Paul, San Diego, Tampa-St. Petersburg-Clearwater, St. Louis, Denver-Boulder, Baltimore and Pittsburgh. The MRC has neither granted nor denied accreditation for these markets. The data produced by the PPM radio ratings services in each of these markets remain unaccredited by the MRC.
     Commercialization. We may continue to update the timing of commercialization and the composition of the PPM Markets from time to time. We currently utilize our PPM radio ratings service to produce audience estimates in 25 United States local radio markets, which represent more than 50% of the total advertising dollars in the U.S. according to our analysis of BIA’s 2009 Investing in Radio Market Report.

     Arbitron PPM Markets commercialized since the second quarter of 2009:

	No. of PPM		Data Release
Market	Markets	Data Month	Month
Miami-Ft. Lauderdale-Hollywood, Seattle-Tacoma, Phoenix, Minneapolis-St. Paul, San Diego	5	June 2009	July 2009

Tampa-St. Petersburg-Clearwater, St. Louis, Denver-Boulder, Baltimore, Pittsburgh	5	September 2009	October 2009

	10

     We currently intend to commercialize the PPM radio ratings service in eight additional local markets during the fourth quarter of 2009.
     While there is the possibility that the pace of commercialization of the PPM radio ratings service could be slowed, we believe that the PPM radio ratings service is both a viable replacement for our Diary-based radio ratings service and a significant enhancement to our audience estimates in major radio markets, and it is an important component of our anticipated future growth. If the pace of the commercialization of our PPM radio ratings service is modified, revenue increases that we expect to receive related to the service would also be adjusted.
     Commercialization of our PPM radio ratings service has and will continue to require a substantial financial investment. As we anticipated, our efforts to support the commercialization of our PPM radio ratings service have had a material negative impact on our results of operations. The amount of capital required for deployment of our PPM radio ratings service and the impact on our results of operations will be greatly affected by the speed of the commercialization. We anticipate that PPM costs and expenses for each PPM Market will generally accelerate six to nine months in advance of the commercialization of the service in each PPM Market as we build the panels. These costs are incremental to the costs associated with our Diary-based ratings service.
     Quality Improvement Initiatives. As we have commercialized the PPM radio ratings service in several PPM Markets, we have experienced and expect to continue to experience challenges in the operation of the PPM radio ratings service similar to those we face in the Diary-based service, including several of the challenges related to sample proportionality and response rates mentioned above. We expect to continue to implement additional measures to address these challenges. In connection with our interactions with several governmental entities, we have announced a series of commitments concerning our PPM radio ratings services that we have agreed to implement over the next several years. We believe these commitments, which we refer to as our “continuous improvement” initiatives, are consistent with our ongoing efforts to obtain and maintain MRC accreditation and to generally improve our radio ratings services. These initiatives will likely require expenditures that may be material in the aggregate.
     On August 13, 2009, we announced a plan to increase our sample target for cell-phone-only households in all PPM Markets to an average of 20 percent of total households across all PPM Markets by year-end 2010. We have since implemented a hybrid method of using an address-based sample frame for cell-phone-only households together with an RDD sample frame to recruit landline households. Under this new methodology, we are using auto-dialers to contact cell-phone-only households for recruitment into our panels.
     As noted above, it is increasingly expensive for us to recruit cell-phone-only households. Because we intend to increase the number of cell-phone-only households in our panels, we believe this quality improvement initiative will increase our cost of revenue.

     On October 2, 2009, we announced implementation details of our plan, first disclosed in July 2008, to increase the total PPM sample size for Persons aged 12 and older by approximately 10 percent in the aggregate across all PPM Markets together with implementation of increased minimum sample sizes in all PPM Markets by mid-year 2011.
     International. On August 31, 2009, BBM Canada, the media ratings consortium in Canada, launched the world’s largest combined panel for television and radio audience measurement using our PPM technology. Following a competitive process, BBM Canada chose our joint solution with TNS Media Research to support its multi-media measurement initiative in April 2008.
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
     Since September 2008, we have experienced an increase in the average number of days our sales have been outstanding before we have received payment, which has resulted in a material increase in trade accounts receivable as compared to historical trends. If the economic downturn expands or is sustained for an extended period into the future, it may also lead to increased incidence of customers’ inability to pay their accounts, an increase in our provision for doubtful accounts, and a further increase in collection cycles for accounts receivable or insolvency of our customers.
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
Restructuring, Reorganization and Expense Reduction Plan
     During the first quarter of 2009, we implemented a restructuring, reorganization, and expense reduction plan (the “Plan”). Part of the Plan included reducing our full-time workforce by approximately ten percent. During the nine months ended September 30, 2009, we incurred $10.1 million of restructuring charges, related principally to severance, termination benefits, retirement plan settlement charges, outplacement support and certain other expenses that were incurred as part of the Plan.
     In accordance with our retirement plan provisions, participants may elect, at their option, to receive their retirement benefits either in a lump sum payment or an annuity. If the lump sum distributions paid during the plan year exceed the total of the service cost and interest cost for the plan year, any unrecognized gain or loss in the plan should be recognized for the pro rata portion equal to the percentage reduction of the projected benefit obligation. During the third quarter 2009, the aggregate of lump sum distribution elections by a number of pension plan participants who were terminated as part of the Plan, resulted in the recognition of a $1.8 million non-cash charge for the settlement related to two of the Company’s retirement plans. As a result of this settlement charge, we estimate that the total restructuring charge for the full year ending December 31, 2009, including the non-cash settlement charge, will be approximately $10.0 million.
Legal Expenses
     During 2008 and the nine months ended September 30, 2009, we incurred approximately $8.6 million in legal costs and expenses in connection with two securities-law civil actions and a governmental interaction that commenced during 2008, relating primarily to the commercialization of our PPM radio ratings service. We believe approximately $6.8 million of the expenses incurred during the nine months ended September 30, 2009, are probable for recovery under our Directors and Officers insurance policy. As of September 30, 2009, $2.0 million in insurance reimbursements related to these legal actions were received. We are also involved in other legal matters for which we do not expect that the legal costs and expenses will be recoverable through insurance. We can provide no assurance that we will not incur significant net legal costs and expenses during the remainder of 2009. For further information regarding these legal costs, see “—Critical Accounting Policies and Estimates” below.
Critical Accounting Policies and Estimates
     Critical accounting policies and estimates are those that are both important to the presentation of our financial position or results of operations, and require our most difficult, complex or subjective judgments.
     We capitalize software development costs with respect to significant internal use software initiatives or enhancements. The costs are capitalized from the time that the preliminary project stage is completed and management considers it probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are amortized over periods of three to five years. We perform an assessment quarterly to determine if it is probable that all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value. As of September 30, 2009, and December 31, 2008, our capitalized software developed for internal use had carrying amounts of $24.2 million and $22.6 million, respectively, including $13.8 million and $13.3 million, respectively, of software related to the PPM service.
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
     We include, in our tax calculation methodology, an assessment of the uncertainty in income taxes by establishing recognition thresholds for our tax positions. Inherent in our calculation are critical judgments by management related to the determination of the basis for our tax positions. For further information regarding our unrecognized tax benefits, see Note 11 in the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

     During 2008, we became involved in two securities-law civil actions and a governmental interaction primarily related to the commercialization of our PPM service. During 2008 and the nine months ended September 30, 2009, we incurred $8.6 million in legal fees and expenses in connection with these matters. As of September 30, 2009, $2.0 million in insurance reimbursements related to these legal actions was received and we estimate that $4.8 million of such legal fees and expenses are probable for future receipt under our Directors and Officers insurance policy. This amount is included in our prepaids and other current assets as of September 30, 2009.
     During 2008 and the nine months ended September 30, 2009, we incurred $2.7 million of business interruption losses and damages as a result of Hurricane Ike. As of December 31, 2008, we recorded a $1.0 million insurance claims receivable. As of September 30, 2009, approximately $0.2 million in insurance reimbursements were received and we estimate that an additional $0.8 million in insurance reimbursements are probable for future receipt under our insurance policy.

Results of Operations
Comparison of the Three Months Ended September 30, 2009 to the Three Months Ended September 30, 2008
     The following table sets forth information with respect to our consolidated statements of income:
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Increase		Percentage of
	September 30,		(Decrease)		Revenue
	2009	2008	Dollars	Percent	2009	2008
Revenue	$98,123	$102,526	$(4,403)	(4.3)%	100.0%	100.0%

Costs and expenses
Cost of revenue	44,454	41,795	2,659	6.4%	45.3%	40.8%
Selling, general and administrative	16,908	20,058	(3,150)	(15.7)%	17.2%	19.6%
Research and development	10,385	10,274	111	1.1%	10.6%	10.0%
Restructuring and reorganization	1,718	—	1,718	NM	1.8%	0.0%

Total costs and expenses	73,465	72,127	1,338	1.9%	74.9%	70.3%

Operating income	24,658	30,399	(5,741)	(18.9)%	25.1%	29.7%
Equity in net loss of affiliate	(1,948)	(2,194)	246	(11.2)%	(2.0)%	(2.1)%

Income from continuing operations before interest and tax expense	22,710	28,205	(5,495)	(19.5)%	23.1%	27.5%
Interest income	11	127	(116)	(91.3)%	0.0%	0.1%
Interest expense	365	644	(279)	(43.3)%	0.4%	0.6%

Income from continuing operations before income tax expense	22,356	27,688	(5,332)	(19.3)%	22.8%	27.0%
Income tax expense	8,637	10,788	(2,151)	(19.9)%	8.8%	10.5%

Income from continuing operations	13,719	16,900	(3,181)	(18.8)%	14.0%	16.5%
Discontinued operations
Income from discontinued operations, net of taxes	—	57	(57)	NM	0.0%	0.1%
Loss on sale, net of taxes	—	(2)	2	NM	0.0%	0.0%

Total income from discontinued operations, net of taxes	—	55	(55)	NM	0.0%	0.1%

Net income	$13,719	$16,955	$(3,236)	(19.1)%	14.0%	16.5%

Income per weighted average common share
Basic
Continuing operations	$0.52	$0.63	$(0.11)	(17.5)%
Discontinued operations	—	—	—	—

Net income per share, basic	$0.52	$0.64	$(0.12)	(18.8)%

Diluted
Continuing operations	$0.51	$0.63	$(0.12)	(19.0)%
Discontinued operations	—	—	—	—

Net income per share, diluted	$0.51	$0.63	$(0.12)	(19.0)%

Cash dividends declared per common share	$0.10	$0.10	$—	—

Certain per share data and percentage amounts may not total due to rounding.

NM — not meaningful

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Increase
	September 30,		(Decrease)
	2009	2008	Dollars	Percent
Other data:
EBIT (1)	$22,710	$28,205	$(5,495)	(19.5)%
EBITDA (1)	$28,694	$32,763	$(4,069)	(12.4)%

EBIT and EBITDA Reconciliation (1)
Income from continuing operations	$13,719	$16,900	$(3,181)	(18.8)%
Income tax expense	8,637	10,788	(2,151)	(19.9)%
Interest (income)	(11)	(127)	116	(91.3)%
Interest expense	365	644	(279)	(43.3)%

EBIT (1)	22,710	28,205	(5,495)	(19.5)%
Depreciation and amortization	5,984	4,558	1,426	31.3%

EBITDA (1)	$28,694	$32,763	$(4,069)	(12.4)%

(1)	EBIT (earnings before interest and income taxes) and EBITDA (earnings before interest, income taxes, depreciation and amortization) are non-GAAP financial measures that we believe are useful to investors in evaluating our results. For further discussion of these non-GAAP financial measures, see paragraph below entitled “EBIT and EBITDA” of this quarterly report.
     Revenue. Revenue decreased 4.3% for the three months ended September 30, 2009, as compared to the same period in 2008. The decrease in total revenue for the three months ended September 30, 2009, as compared to the same period of 2008, resulted primarily from a $4.3 million reduction in revenue associated with two customers, primarily Cumulus, Inc., for our Diary-based radio ratings service in a limited number of small and medium sized markets. Also, PPM International sales decreased by $0.9 million for the three months ended September 30, 2009, as compared to the same period in 2008.
     During the first quarter of commercialization of the PPM radio ratings service in a market, we recognize revenue based on the delivery of both the final quarterly diary ratings and the initial monthly PPM ratings in each market. We commercialized the PPM radio ratings service in five markets during the third quarter of 2009, as compared to eight larger PPM Markets during the third quarter of 2008. While more incremental pre-currency revenue for the smaller PPM Markets was recognized during the third quarter of 2008 versus the third quarter of 2009, this was partially offset by the current year benefit of recognizing currency revenue for the larger markets at higher PPM-contracted fees for the full third quarter in 2009.
     Cost of Revenue. Cost of revenue increased by 6.4% for the three months ended September 30, 2009, as compared to the same period in 2008, due to increased costs of $5.7 million incurred to build and manage PPM panels for 33 PPM Markets in total that we have commercialized or intend to commercialize during 2009, as compared to 14 markets in 2008, as well as increased costs to recruit cell-phone-only households in our PPM Markets. We expect that our cost of revenue will continue to increase as a result of our efforts to support the continued commercialization of our PPM service through 2010. These increases were partially offset by $1.6 million reduction in labor cost resulting from the restructuring plan implemented during 2009, and a net decrease of $0.8 million associated with Diary data collection and processing costs. These Diary data collection and processing cost decreases consist primarily of a $2.5 million decrease in costs related to our ongoing transition from our Diary service to the PPM service in certain markets, which were partially offset by a $1.7 million increase in amounts spent on cell-phone-only household recruitment initiatives for our Diary service during 2009. Also, PPM International cost of revenue decreased by $0.6 million due to lower sales activity for the three months ended September 30, 2009, as compared to the same period in 2008.

     Selling, General, and Administrative. Selling, general, and administrative expense decreased by 15.7% for the three months ended September 30, 2009, as compared to the same period in 2008, due primarily to a $1.2 million decrease in employee incentive compensation expense, a $1.2 million decrease in net legal fees incurred, and a $1.1 million decrease from cost-saving initiatives in our sales and client software divisions.
     Restructuring and Reorganization. During the first quarter of 2009, we reduced our workforce by approximately 10 percent of our full-time employees. Although we recognized a substantial majority of the related expense during the first half of 2009, certain other net expenses and adjustments associated with the restructuring were incurred during the third quarter of 2009. If the lump sum distributions paid during the plan year exceed the total of the service cost and interest cost for the plan year, any unrecognized gain or loss in the plan should be recognized for the pro rata portion equal to the percentage reduction of the projected benefit obligation. During the third quarter 2009, the aggregate of lump sum distribution elections by a number of pension plan participants, who were terminated as part of the Plan, resulted in the recognition of a $1.8 million non-cash settlement loss related to two of the Company’s retirement plans. We do not currently anticipate incurring any further significant expenses related to the Plan.
     Net Income. Net income decreased 19.1% for the three months ended September 30, 2009, as compared to the same period in 2008, due primarily to the smaller size and lower number of PPM Markets commercialized during the three months ended September 30, 2009 as compared to the same period in 2008, competitive pressure related to the loss of certain small and medium-sized markets, and a restructuring and reorganization settlement charge associated with our benefit plans. Net income was adversely impacted by our continuing efforts to further build and operate our PPM service panels in an increasing number of markets. Such efforts include cell-phone-only household recruitment initiatives, the cost of which we expect will continue to increase during the remainder of 2009. These decreases in net income were partially offset by cost-saving initiatives implemented during 2009.
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
     EBIT decreased by 19.5% for the three months ended September 30, 2009, as compared to the same period in 2008, due primarily to the decrease in revenue mentioned previously, our continuing efforts to further build and operate our PPM service through commercialization, and increased costs incurred to recruit cell-phone-only households into our PPM panels and Diary samples, as well as a $1.8 million settlement loss incurred as a result of our restructuring and reorganization initiative. EBITDA decreased by 12.4%, which is lower than the EBIT decrease because this non-GAAP financial measure excludes depreciation and amortization, which for the three months ended September 30, 2009, increased by 31.3%, as compared to the three months ended September 30, 2008.

Comparison of the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008
     The following table sets forth information with respect to our consolidated statements of income:
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended		Increase		Percentage of
	September 30,		(Decrease)		Revenue
	2009	2008	Dollars	Percent	2009	2008
Revenue	$283,411	$275,246	$8,165	3.0%	100.0%	100.0%

Costs and expenses
Cost of revenue	139,745	129,490	10,255	7.9%	49.3%	47.0%
Selling, general and administrative	54,683	58,587	(3,904)	(6.7)%	19.3%	21.3%
Research and development	30,275	29,802	473	1.6%	10.7%	10.8%
Restructuring and reorganization	10,074	—	10,074	NM	3.6%	0.0%

Total costs and expenses	234,777	217,879	16,898	7.8%	82.8%	79.2%

Operating income	48,634	57,367	(8,733)	(15.2)%	17.2%	20.8%
Equity in net income (loss) of affiliate(s)	633	(973)	1,606	NM	0.2%	(0.4)%

Income from continuing operations before interest and tax expense	49,267	56,394	(7,127)	(12.6)%	17.4%	20.5%
Interest income	44	582	(538)	(92.4)%	0.0%	0.2%
Interest expense	1,063	1,524	(461)	(30.2)%	0.4%	0.6%

Income from continuing operations before income tax expense	48,248	55,452	(7,204)	(13.0)%	17.0%	20.1%
Income tax expense	18,692	21,615	(2,923)	(13.5)%	6.6%	7.9%

Income from continuing operations	29,556	33,837	(4,281)	(12.7)%	10.4%	12.3%
Discontinued operations
Loss from discontinued operations, net of taxes	—	(438)	438	NM	0.0%	(0.2)%
Gain on sale, net of taxes	—	423	(423)	NM	0.0%	0.2%

Total loss from discontinued operations, net of taxes	—	(15)	15	NM	0.0%	0.0%

Net income	$29,556	$33,822	$(4,266)	(12.6)%	10.4%	12.3%

Income per weighted average common share
Basic
Continuing operations	$1.12	$1.24	$(0.12)	(9.7)%
Discontinued operations	—	—	—	—

Net income per share, basic	$1.12	$1.24	$(0.12)	(9.7)%

Diluted
Continuing operations	$1.11	$1.23	$(0.12)	(9.8)%
Discontinued operations	—	—	—	—

Net income per share, diluted	$1.11	$1.23	$(0.12)	(9.8)%

Cash dividends declared per common share	$0.30	$0.30	$—	—

Certain per share data and percentage amounts may not total due to rounding.

NM — not meaningful

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended		Increase
	September 30,		(Decrease)
	2009	2008	Dollars	Percent
Other data:
EBIT (1)	$49,267	$56,394	$(7,127)	(12.6)%
EBITDA (1)	$66,132	$69,053	$(2,921)	(4.2)%

EBIT and EBITDA Reconciliation (1)
Income from continuing operations	$29,556	$33,837	$(4,281)	(12.7)%
Income tax expense	18,692	21,615	(2,923)	(13.5)%
Interest (income)	(44)	(582)	538	(92.4)%
Interest expense	1,063	1,524	(461)	(30.2)%

EBIT (1)	49,267	56,394	(7,127)	(12.6)%
Depreciation and amortization	16,865	12,659	4,206	33.2%

EBITDA (1)	$66,132	$69,053	$(2,921)	(4.2)%

(1)	EBIT (earnings before interest and income taxes) and EBITDA (earnings before interest, income taxes, depreciation and amortization) are non-GAAP financial measures that we believe are useful to investors in evaluating our results. For further discussion of these non-GAAP financial measures, see paragraph below entitled “EBIT and EBITDA” of this quarterly report.
     Revenue. Revenue increased 3.0% for the nine months ended September 30, 2009, as compared to the same period in 2008. A net increase of approximately $10.9 million in our ratings revenue was substantially due to higher fees charged for PPM-based ratings than for Diary-based ratings within the PPM Markets commercialized prior to September 30, 2009, as compared to September 30, 2008. PPM International sales increased by $1.4 million for the nine months ended September 30, 2009, as compared to the same period in 2008. These net increases were partially offset by a $4.6 million reduction in revenue associated with two customers, primarily Cumulus, Inc., for our Diary-based radio ratings service in a limited number of small and medium sized markets. The growth rate of our ratings revenue was diminished due to decreased demand for discretionary services, such as software and qualitative data services, in the currently challenging economic environment.
     Cost of Revenue. Cost of revenue increased by 7.9% for the nine months ended September 30, 2009, as compared to the same period in 2008. Cost of revenue increased due to $14.4 million of increased costs incurred to build and manage PPM panels for the 33 markets in total that we have commercialized or intend to commercialize during 2009, as compared to the 14 markets in 2008, and increased cell-phone-only household recruitment in the PPM Markets. We expect that our cost of revenue will continue to increase as a result of our efforts to support the continued commercialization of our PPM service through 2010. These increases were partially offset by a $3.3 million in labor cost reductions resulting from our restructuring initiative and a net decrease of $1.7 million associated with Diary data collection and processing costs. These Diary data collection and processing costs decreased by approximately $6.8 million as a result of the transition from our Diary service to the PPM service in certain markets, and were largely offset by $5.1 million spent on cell-phone-only household recruitment initiatives for our Diary service during 2009.
     Selling, General, and Administrative. Selling, general, and administrative expense decreased by 6.7% for the nine months ended September 30, 2009, as compared to the same period in 2008, due primarily to a $2.7 million decrease in employee incentive compensation expense, and a $2.4 million decrease related to cost savings incurred as a result of the Plan, which were partially offset by increased share-based compensation of $1.7 million.

     Restructuring and Reorganization. During the first quarter of 2009, we reduced our workforce by approximately 10 percent of our full-time employees. We have incurred $10.1 million of pre-tax restructuring charges, related principally to severance, termination benefits, outplacement support, and certain other expenses in connection with our restructuring plan. During the third quarter 2009, the aggregate of lump sum distribution elections by a number of pension plan participants, who were terminated as part of the restructuring, resulted in the recognition of a $1.8 million settlement loss related to two of the Company’s retirement plans. As a result of this settlement charge, we now estimate that the total restructuring charge for the full year ending December 31, 2009, will be approximately $10.0 million.
     Equity in Net Income (Loss) of Affiliates. Equity in net income of affiliates increased by $1.6 million for the nine months ended September 30, 2009, as compared to the same period in 2008, due primarily to the termination of the Project Apollo affiliate in June 2008. Our share of the Project Apollo affiliate loss was $1.9 million for the nine months ended September 30, 2008, as compared to no loss incurred for 2009. Our share of the Scarborough affiliate income decreased by $0.3 million for the nine months ended September 30, 2009, as compared to the same period in 2008.
     Income Tax Expense. The effective tax rate from continuing operations decreased to 38.7% for the nine months ended September 30, 2009, from 39.0% for the nine months ended September 30, 2008.
     Net Income. Net income decreased 12.6% for the nine months ended September 30, 2009, as compared to the same period in 2008, due primarily to severance, other termination benefits, and a non-cash settlement loss on our defined benefit plans incurred during the nine months ended September 30, 2009. The annual savings in 2009 derived from the restructuring, which began in February 2009, are expected to largely offset the severance and other costs of the Plan.
     Net income was also adversely impacted by our continuing efforts to further build and operate our PPM service panels for markets launched in the fourth quarter of 2008, as well as the markets scheduled to launch in 2009. Such efforts include cell-phone-only household recruitment initiatives, the cost of which we expect will continue to increase during the fourth quarter of 2009. We expect that the year-over-year net income reduction trend that was noted for 2008, as well as the previous two years, will reverse in 2009 as a result of the continued commercialization of our PPM service.
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
     EBIT decreased by 12.6% for the nine months ended September 30, 2009, as compared to the same period in 2008, due primarily to severance and other costs and expenses incurred as part of our restructuring, our continuing efforts and expenditures to further build and operate our PPM service panels, as well as our cell-phone-only household recruitment initiatives for both our PPM-based and Diary services. These decreases in EBIT were partially offset by higher affiliate share income incurred due to our termination of the Project Apollo affiliate in June 2008. EBITDA decreased by 4.2%, which is lower than the EBIT decrease because this non-GAAP financial measure excludes depreciation and amortization, which for the nine months ended September 30, 2009, increased by 33.2%, as compared to the nine months ended September 30, 2008.

Liquidity and Capital Resources
          Liquidity indicators

	As of September 30,	As of December 31,
	2009	2008	Change
Cash and cash equivalents	$12,307	$8,658	$3,649
Working capital (deficit)	$1,941	$(28,592)	$30,533
Working capital, excluding deferred revenue	$50,460	$28,712	$21,748
Total long-term debt, excluding current portion	$85,000	$85,000	$—
     Over the last two years, we have relied upon our cash flow from operations, supplemented by borrowings under our available revolving credit facility (“Credit Facility”) as needed, to fund our dividends, capital expenditures, contractual obligations, and share repurchases. We expect that our cash position as of September 30, 2009, cash flow generated from operations, and our Credit Facility will be sufficient to support our operations for the next 12 to 24 months. See “— Credit Facility” for further discussion of the relevant terms of our Credit Facility.
     Operating activities. Net cash provided by operating activities was $41.0 million and $44.4 million for the nine months ended September 30, 2009, and 2008, respectively. Net cash provided by operating activities decreased primarily as a result of a $6.2 million decrease in accrued expenses relating to $4.0 million of reduced payroll and bonus accruals for 2009 as compared to 2008, a $1.7 million decrease in accrued income taxes, and a $6.0 million decrease in accounts payable, mainly relating to the payment of certain legal expenses accrued in 2008 and paid in 2009. These decreases in net cash provided by operating activities were partially offset by a $2.9 million increase to net cash provided by operating activities relating to a significant reduction of inventory, driven by the BBM Canada PPM panel installation in 2009, a $2.1 million increase in deferred revenue that was driven primarily by the difference in size and number of PPM Markets commercialized in 2009 as compared to 2008 and a $1.2 million decrease in operating expenditures for discontinued operations for the nine months ended September 30, 2009, as compared to the same period in 2008. See “— Seasonality” for further explanation of the impact of PPM commercialization on deferred revenue.
     See “—Results of Operations” for further information regarding the $4.3 million decrease in net income, as well as fluctuations in other income statement line items for the nine months ended September 30, 2009, as compared to the same period in 2008.
     Investing activities. Net cash used in investing activities was $28.9 million and $22.2 million for the nine months ended September 30, 2009, and 2008, respectively. This $6.7 million increase in cash used in investing activities was primarily due to a $2.7 million net increase in capital spending related to our PPM service and a $2.3 million increase in equity and other investments related to our $3.4 million investment in TRA in 2009, as compared to our $1.1 million investment in Project Apollo during 2008, and a $2.1 million decrease in investing activities for our discontinued operation (i.e., Continental) for the nine months ended 2009, as compared to the same period of 2008. See Note 2 in the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further information regarding the sale of Continental.
     Financing activities. Net cash used in financing activities was $8.5 million and $35.9 million for the nine months ended September 30, 2009, and 2008, respectively. This $27.3 million decrease in net cash used in financing activities was due primarily to the lack of stock repurchase activity during the nine months ended September 30, 2009, as compared to $96.3 million in cash used to repurchase our common stock during the nine months ended September 30, 2008. This decrease in cash used in financing activities was partially offset by decreased net borrowings under our Credit Facility of $58.0 million in 2009 as compared to 2008, and an $8.8 million reduction in proceeds from stock option exercises and employee stock purchase plans, which resulted primarily from lower average stock prices experienced during the nine months ended September 30, 2009, as compared to the same period of 2008.

Credit Facility
     On December 20, 2006, we entered into an agreement with a consortium of lenders to provide up to $150.0 million of financing to us through a five-year, unsecured revolving credit facility. The agreement contains an expansion feature for us to increase the total financing available under the Credit Facility by up to $50.0 million, to an aggregate of $200.0 million. Such increased financing would be provided by one or more existing Credit Facility lending institutions, subject to the approval of the lending banks, and/or in combination with one or more new lending institutions, subject to the approval of the Credit Facility’s administrative agent. Interest on borrowings under the Credit Facility is calculated based on a floating rate for a duration of up to six months as selected by us.
     Our Credit Facility contains financial terms, covenants and operating restrictions that potentially restrict our financial flexibility. Under the terms of the Credit Facility, we are required to maintain certain leverage and coverage ratios and meet other financial conditions. The Credit Facility potentially limits, among other things, our ability to sell assets, incur additional indebtedness, and grant or incur liens on our assets. Under the terms of the Credit Facility, all of our material domestic subsidiaries, if any, guarantee the commitment. Currently, we do not have any material domestic subsidiaries as defined under the terms of the Credit Facility. Although we do not believe that the terms of our Credit Facility limit the operation of our business in any material respect, the terms of the Credit Facility may restrict or prohibit our ability to raise additional debt capital when needed or could prevent us from investing in other growth initiatives. We have been in compliance with the terms of the Credit Facility since the agreement’s inception. During the third quarter 2009, we repaid $20.0 million of our outstanding borrowings under our Credit Facility. As of November 2, 2009, we had $78.0 million in outstanding debt under the Credit Facility.
Other Matters
     On November 14, 2007, our Board of Directors authorized a program to repurchase up to $200.0 million in shares of our outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of up to two years through November 14, 2009. No shares of our common stock have been repurchased under the program during the nine months ended September 30, 2009. As of November 2, 2009, 2,247,400 shares of outstanding common stock had been repurchased since the program’s inception for $100.0 million.
     Commercialization of our PPM radio ratings service requires and will continue to require a substantial financial investment. The amount of capital required for further deployment of our PPM ratings service and the impact on our results of operations will be greatly affected by the speed of commercialization. In our experience, PPM costs and expenses generally accelerate six to nine months in advance of the commercialization of a PPM Market as we build the panels. These costs are incremental to the costs associated with our Diary-based ratings service and we expect this trend to continue. Cell-phone-only household recruitment initiatives in both the Diary and PPM services have and will continue to increase our cost of revenue.
Seasonality
     We recognize revenue for services over the terms of license agreements as services are delivered, and expenses are recognized as incurred. We currently gather radio-listening data in 300 U.S. local markets, including 275 Diary markets and 25 PPM Markets. All Diary markets are measured at least twice per year (April-May-June for the “Spring Survey” and October-November-December for the “Fall Survey”). In addition, we measure all major Diary markets two additional times per year (January-February-March for the “Winter Survey” and July-August-September for the “Summer Survey”). Our revenue is generally higher in the first and third quarters as a result of the delivery of the Fall Survey and Spring Survey, respectively, to all Diary markets compared to revenue in the second and fourth quarters, when delivery of the Winter Survey and Summer Survey, respectively, is made only to major Diary markets.

     The seasonality for PPM services will result in higher revenue in the fourth quarter because the PPM service delivers surveys 13 times a year with four surveys delivered in the fourth quarter. There will be fluctuations in the depth of the seasonality pattern during the periods of transition between the services in each PPM Market. The amount of deferred revenue recorded on our balance sheet is expected to decrease as we commercialize additional PPM Markets due to the more frequent delivery of our PPM service, which is delivered 13 times a year versus the quarterly and semi-annual delivery for our Diary service.
     Pre-currency data represents PPM data that are released to clients for planning purposes in advance of the period of commercialization of the service in a local market. Once the service is commercialized, the data then becomes currency and the client may use it to buy and sell advertising. Pre-currency revenue will be recognized in the two months preceding the PPM survey release month for commercialization. The PPM service in new markets is generally commercialized and declared currency at the beginning of a quarter for the preceding period.
     During the first quarter of commercialization of the PPM radio ratings service in a market, we recognize revenue based on the delivery of both the final quarterly diary ratings and the initial monthly PPM ratings in each market. Our expenses are generally higher in the second and fourth quarters as we conduct the Spring Survey and Fall Survey for our Diary markets. The transition from the Diary service to the PPM service in the PPM Markets has and will continue to have an impact on the seasonality of costs and expenses. We anticipate that PPM costs and expenses will generally accelerate six to nine months in advance of the commercialization of each market as we build the panels. These preliminary costs are incremental to the costs associated with our Diary-based ratings service and we will recognize these increased costs as incurred rather than upon the delivery of a particular survey.
     The size and seasonality of the PPM transition impact on a period to period comparison will be influenced by the timing, number, and size of individual markets contemplated in our PPM commercialization schedule, which we currently anticipate will result in our commercializing the PPM radio ratings service in 49 PPM Markets by the end of 2010. As of November 2, 2009, we commercialized the PPM radio ratings service in 11 PPM Markets during 2009, and we expect to commercialize the PPM radio ratings service in eight additional PPM Markets during the remainder of 2009.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved, from time to time, in litigation and proceedings, including with governmental authorities, arising out of the ordinary course of business. Legal costs for services rendered in the course of these proceedings are charged to expense as they are incurred.
     On April 30, 2008, Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund filed a securities class action lawsuit in the United States District Court for the Southern District of New York on behalf of a purported Class of all purchasers of Arbitron common stock between July 19, 2007, and November 26, 2007. The plaintiff asserts that Arbitron, Stephen B. Morris (our former Chairman, President and Chief Executive Officer), and Sean R. Creamer (our Executive Vice President, Finance and Planning & Chief Financial Officer) violated federal securities laws. The plaintiff alleges misrepresentations and omissions relating, among other things, to the delay in commercialization of our PPM radio ratings service in November 2007, as well as stock sales during the period by company insiders who were not named as defendants and Messrs. Morris and Creamer. The plaintiff seeks class certification, compensatory damages plus interest and attorneys’ fees, among other remedies. On September 22, 2008 the plaintiff filed an Amended Class Action Complaint. On November 25, 2008, Arbitron, Mr. Morris, and Mr. Creamer each filed Motions to Dismiss the Amended Class Action Complaint. On January 23, 2009, the plaintiff filed a Memorandum of Law in Opposition to Defendants’ Motions to Dismiss the Amended Class Action Complaint. On February 23, 2009, Arbitron, Mr. Morris, and Mr. Creamer filed replies in support of their Motions to Dismiss. In September 2009, the plaintiff sought leave to file a Second Amended Class Action Complaint in lieu of oral argument on the pending Motions to Dismiss. The court granted leave to file a Second Amended Class Action Complaint and denied the pending Motions to Dismiss without prejudice. On or about October 19, 2009, the plaintiff filed a Second Amended Class Action Complaint. Briefing on motions to dismiss the Second Amended Class Action Complaint is not scheduled to be completed until February 2010.
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
     On April 22, 2009, the Company filed suit in the United States District Court for the Southern District of New York against John Barrett Kiefl seeking a judgment that Arbitron is the sole owner and assignee of certain patents relating to Arbitron’s Portable People Meter technology. On July 22, 2009, Mr. Kiefl filed an answer and counterclaim and seeks a judgment that: (i) Arbitron is not the sole owner of the patents at issue, (ii) he is an inventor and owner of one of the patents at issue, (iii) Arbitron breached certain non-disclosure agreements entered into with Mr. Kiefl, and (iv) he receive further relief as the court may deem just and proper.
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
     In connection with the New York Settlement, we have agreed to achieve specified metrics concerning telephone number-based, address-based, and cell-phone-only sampling, and to take all reasonable measures designed to achieve certain specified metrics concerning sample performance indicator and in-tab rates (the “Specified Metrics”) in our New York local market PPM radio ratings service by agreed dates. We also will make certain disclosures to users and potential users of our audience estimates, report to the New York Attorney General on our performance against the Specified Metrics, and make all reasonable efforts in good faith to obtain and retain accreditation by the MRC of our New York local market PPM ratings service. If, by October 15, 2009, we had not: (i) obtained accreditation from the MRC of our New York local market PPM radio ratings service, (ii) achieved all of the minimum requirements set forth in the New York Settlement, and (iii) taken all reasonable measures designed to achieve the minimum requirements set forth in the New York Settlement, the New York Attorney General reserved the right to rescind the New York Settlement and reinstitute litigation against us for the allegations made in the civil action. While we cannot provide any assurance that the New York Attorney General will not seek to reinstitute litigation against us for the allegations made in the civil action, we believe we have taken all reasonable measures to achieve the minimum requirements set forth in the New York Settlement.
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
Maryland
     On February 6, 2009, we announced that we had reached an agreement with the Office of the Attorney General of Maryland regarding our PPM radio ratings services in the Washington, DC and Baltimore local markets. In connection with the Washington, DC local market we agreed to achieve, and in certain circumstances take reasonable measures designed to achieve Specified Metrics by agreed dates. We will also make certain disclosures to users and potential users of our audience estimates and take all reasonable efforts to obtain accreditation by the MRC of our Washington, DC local market PPM service. We have agreed to use comparable methods and comply with comparable terms in connection with the commercialization of the PPM service in the Baltimore local market that reflect the different demographic characteristics of that local market and the timetable for commercializing the PPM service in the Baltimore local market. Arbitron and the Maryland Attorney General will agree to the specific comparable terms at a later date.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On November 14, 2007, our Board of Directors authorized a program to repurchase up to $200.0 million in shares of our outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of up to two years through November 14, 2009. No shares of common stock were purchased under the program during the quarter ended September 30, 2009. As of September 30, 2009, we have not repurchased any shares of our common stock since the quarter ended September 30, 2008. The maximum dollar value of shares that may yet be purchased under the program is $100.0 million.
ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit			SEC File			Filed
No.	Exhibit Description	Form	No.	Exhibit	Filing Date	Herewith
(10)	Executive Compensation Plans and Arrangements

10.1	Amendment to Executive Employment Agreement between Arbitron Inc. and Michael P. Skarzynski, effective September 18, 2009					*

10.2	Second Waiver and Amendment of Executive Retention Agreement between Arbitron Inc. and Pierre C. Bouvard, dated October 1, 2009					*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a – 14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a – 14(a)					*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

*	Filed or furnished herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBITRON INC.

By:	/s/ SEAN R. CREAMER

Sean R. Creamer Executive Vice President of Finance and Planning and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal financial and principal accounting officer)

Date: November 4, 2009