Form 10-K
period 2009-12-31
ARBITRON INC
filed 2010-03-01
CIK 109758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the registrant’s common stock as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter (based upon the closing sale price of Arbitron’s common stock as reported by the New York Stock Exchange on that date), held by nonaffiliates, was $415,385,558.91.

Common stock, par value $0.50 per share, outstanding as of February 19, 2010: 26,585,627 shares

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2010 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2009.

Arbitron owns or has the rights to various trademarks, trade names or service marks used in its radio audience measurement business and subsidiaries, including the following: the Arbitron name and logo, Arbitrendssm, RetailDirect®, RADAR®, TAPSCANtm, TAPSCAN WORLDWIDEtm, LocalMotion®, Maximi$er®, Maximi$er® Plus, Arbitron PD Advantage®, SmartPlus®, Arbitron Portable People MeterTM, PPMtm, Arbitron PPMtm, Arbitron PPM®, Marketing Resources Plus®, MRPsm, PrintPlus®, MapMAKER Directsm, Media Professionalsm, Media Professional Plussm, QUALITAPsm, and Schedule-Itsm.

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

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “intends,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology, are forward-looking statements based on current expectations about future events, which we have derived from information currently available to us. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied by such forward-looking statements. These risks and uncertainties include, in no particular order, whether we will be able to:

•	successfully maintain and promote industry usage of our services, a critical mass of broadcaster encoding, and the proper understanding of our audience measurement services and methodology in light of governmental actions, including investigation, regulation, legislation or litigation, customer or industry group activism, or adverse community or public relations efforts;

•	complete the Media Rating Council, Inc. (“MRC”) audits of our local market Arbitron Portable People Metertm (“PPMtm”) ratings services in a timely manner and successfully obtain and/or maintain MRC accreditation for our audience measurement services;

•	successfully commercialize our PPM service;

•	design, recruit and maintain PPM panels that appropriately balance research quality, panel size and operational cost;

•	absorb costs related to legal proceedings and governmental entity interactions and avoid any related fines, limitations or conditions on our business activities, including, without limitation, by meeting or exceeding our commitments and agreements with various governmental entities;

•	successfully develop, implement and fund initiatives designed to increase sample quality;

•	successfully manage the impact on costs of data collection due to lower respondent cooperation in surveys, consumer trends including a trend toward increasing incidence of cell-phone-only households, privacy concerns, technology changes, and/or government regulations;

•	provide appropriate levels of operational capacity and funding to support the more labor intensive identification and recruitment of cell-phone-only households into our panels and samples;

•	successfully manage the impact on our business of the current economic downturn generally, and in the advertising market, in particular, including, without limitation, the insolvency of any of our customers or the impact of such downturn on our customers’ ability to fulfill their payment obligations to us;

•	compete with companies that may have financial, marketing, sales, technical or other advantages over us;

•	effectively respond to rapidly changing technological needs of our customer base, including creating proprietary technology and systems to support our cell-phone-only sampling plans, and new customer services that meet these needs in a timely manner;

•	successfully execute our business strategies, including evaluating and, where appropriate, entering into potential acquisition, joint-venture or other material third-party agreements;

•	effectively manage the impact, if any, of any further ownership shifts in the radio and advertising agency industries;

•	successfully develop and implement technology solutions to encode and/or measure new forms of media content and delivery, and advertising in an increasingly competitive environment;

•	successfully launch our cross-platform measurement initiatives; and

•	renew contracts with key customers.

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

Arbitron Inc., a Delaware corporation, was formerly known as Ceridian Corporation (“Ceridian”). Ceridian was formed in 1957, though a predecessor began operating in 1912. We commenced our audience research business in 1949. Our principal executive offices are located at 9705 Patuxent Woods Drive, Columbia, Maryland 21046 and our telephone number is (410) 312-8000.

Overview

We are a leading media and marketing information services firm primarily serving radio, advertising agencies, cable and broadcast television, advertisers, retailers, out-of-home media, online media and, through our Scarborough Research joint venture with The Nielsen Company (“Nielsen”), broadcast television and print media. We currently provide four main services:

•	measuring and estimating radio audiences in local markets in the United States;

•	measuring and estimating radio audiences of network radio programs and commercials;

•	providing software used for accessing and analyzing our media audience and marketing information data; and

•	providing consumer, shopping, and media usage information services.

We provide radio audience estimates and related services in the United States to radio stations, advertising agencies, and advertisers. We estimate the size and demographics of the audiences of radio stations in local markets in the United States and report these estimates and certain related data as ratings to our customers. Our customers use the information we provide for valuing and executing advertising transactions. Broadcasters use our data to price and sell advertising time, and advertising agencies and advertisers use our data in purchasing advertising time. Our Radio All Dimension Audience Research (“RADAR”) service estimates national radio audiences and the size and composition of audiences of network radio programs and commercials.

We also provide software applications that allow our customers to access our databases and enable our customers to more effectively analyze and understand that information for sales, management, and programming purposes. Some of our software applications also allow our customers to access data owned by third parties, provided the customers have a separate license to use such third-party data.

In addition to our core radio ratings services, we provide qualitative measures of consumer demographics, retail behavior, and media consumption in local markets throughout the United States. We provide custom research services to companies that are seeking to demonstrate the value of their advertising propositions. We also seek to market our quantitative and qualitative audience and consumer information to customers outside of our traditional base, such as the advertising sales organizations of local cable television companies, national cable and broadcast television networks and out-of-home media sales organizations.

We have developed an electronic Portable People Metertm (“PPMtm”) service of audience measurement for commercialization in the United States and have licensed our PPM technology to a number of international media information services companies to use in their media audience measurement services in specific countries outside of the United States. See “Item 1. Business — Portable People Meter Service” below.

Our quantitative radio audience ratings services have historically accounted for a substantial majority of our revenue. The radio audience ratings service and related software represented 90 percent, 89 percent, and 88 percent of our total revenue in 2009, 2008, and 2007, respectively. Our revenue from continuing operations from domestic sources and international sources was approximately 98 percent and two percent of our total revenue, respectively, for the year ended December 31, 2009, 99 percent and one percent for the year ended December 31, 2008, and 98 percent and two percent for the year ended December 31, 2007. Additional information regarding revenues by service and by geographical area is provided in Note 20 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Corporate Strategy

Our leading strategic objectives include strengthening and defending our radio audience measurement business and expanding our information services to a broader range of media, including broadcast television, cable, out-of-home media, satellite radio and television, Internet broadcasts, and mobile media. We believe there is an opportunity to leverage the unique capabilities of the PPM technology to provide advertisers with stronger return on investment tools that can follow today’s mobile consumers’ media consumption across multiple platforms. We refer to this strategy as our “cross-platform” initiative. Key elements of our strategy to pursue these objectives include:

•	Improving our customer value proposition. We intend to continue to invest in research and quality improvements while increasing utility in our radio audience measurement services. We plan to facilitate this by engaging with our customers, listening to and understanding their needs and requirements and providing solutions that are competitive on price, quality and value.

•	Diversifying revenues. We believe that growth opportunities exist in adjacent markets and intend to seek to expand our customer base by developing and marketing new information services designed to assist customers in implementing marketing strategies.

•	Building on our experience in the radio audience measurement industry and our PPM technology to expand into information services for other types of media and/or cross-platform media. In some cases, we may enter into agreements with third parties to assist with the marketing, technical and financial aspects of expanding into measurement services for other types of media and/or cross-platform media.

•	Developing and commercializing the next-generation data collection and processing techniques. Our businesses require sophisticated data collection and processing systems, software and other technology. The collection of our survey participant information in our diary-based radio ratings service is dependent on individuals keeping track of their listening, viewing and reading activities in diaries. In light of the dynamic nature of the media industry, including in the digital space, we will need to continue to attempt to develop our data collection, processing and software systems to accommodate these changes. The development of our PPM ratings service is in response to a growing demand for higher quality, and more efficient and timely methods for measuring and reporting audiences.

•	Addressing scale issues. We compete against many companies that are larger and have greater capital and other resources. We will seek to explore and evaluate strategic opportunities to expand our business and better enable us to compete with such companies.

•	Expanding our international PPM business. We continue to explore opportunities to license our PPM technology into selected international regions, such as Europe and the Asia/Pacific regions. We believe there is an international demand for quality audience information from global advertisers and media.

Industry Background and Markets

Since 1965, we have delivered to the radio industry timely and actionable radio audience information collected from a representative sample of radio listeners. The presence of independent audience estimates in the radio industry has helped radio broadcasters to price and sell advertising time, and advertising agencies and advertisers to purchase advertising time. The Arbitron ratings have also become a valuable tool for use in radio programming, distribution, and scheduling decisions.

Shifts in radio station ownership in the United States, among other factors, have led to a greater diversity of programming formats. As audiences have become more fragmented, advertisers have increasingly sought to tailor their advertising strategies to target specific demographic groups through specific media. The audience information needs of radio broadcasters, advertising agencies, and advertisers have correspondingly become more complex. Increased competition, including from nontraditional media, such as the Internet, and more complex informational requirements have heightened the desire of radio broadcasters for more frequent and timely data delivery, improved information management systems, larger sample sizes, and more sophisticated means to analyze this information.

In addition, there is a demand for high-quality radio and television audience information internationally from the increasing number of commercial, noncommercial, and public broadcasters in other countries.

As the importance of reaching niche audiences with targeted marketing strategies increases, broadcasters, publishers, advertising agencies, and advertisers increasingly require that information regarding exposure to advertising is provided on a more granular basis and is coupled with more detailed information regarding lifestyles and purchasing behavior of consumers. We believe the desire to integrate purchase data information with advertising exposure information and our ability to estimate a single consumer’s cross-platform advertising exposure may create future opportunities for innovative approaches to satisfy these information needs.

Portable People Meter Technology

Since 1992, we have pursued a strategy of evolving our audience ratings service in the largest markets from diaries, which are completed by hand and returned by mail from survey participants, to portable electronic measurement devices, which passively collect information regarding exposure of survey participants (whom we refer to as “panelists”) to encoded media without additional manual effort by the panelists beyond carrying the meter. We have pursued this strategy in an effort to improve quality by taking advantage of new technological capabilities and to address the vast proliferation of media delivery vehicles, both inside and outside of the home.

We have developed our proprietary PPM technology, which is capable of collecting data regarding panelists’ exposure to encoded media for cross-platform programming and advertising purposes including, among others, broadcast and satellite radio, broadcast, cable and satellite television, Internet, and retail in-store audio and video broadcasts. The PPM meter is a small cell phone-sized device that a panelist carries throughout the day. The PPM meter automatically detects proprietary codes that are inaudible to the human ear, which broadcasters embed in the audio portion of their programming using technology and encoders we license to the broadcasters at no cost. We refer to the embedding of our proprietary codes into the audio portion of broadcasters’ programming as “encoding” the broadcast. These proprietary codes identify the encoded media to which a panelist is exposed throughout the day without the panelist having to engage in any recall-based manual recording activities. At the end of each day, the panelist places the PPM device into a base station that recharges the device and sends the collected codes to Arbitron for tabulation and use in creating our audience estimates.

We believe there are many advantages to our PPM technology. It is simple and easy for panelists to use. It requires no button pushing, recall, or other effort by the panelist to identify and memorialize media outlets to which they are exposed. The PPM technology can passively detect exposure to encoded media by identifying each source using our unique identification codes. We believe the PPM service can help support the media industry’s increased focus on providing accountability for the investments made by advertisers. It helps to shorten the time period between when programming runs and when audience estimates are reported, and can be utilized to provide cross-platform measurement from the same panelist. The PPM technology also produces high-quality compliance data, which we believe is an additional advantage that makes the PPM data more accountable to advertisers than various recall-based data collection methods, such as diaries. The PPM technology can produce more granular data than the recall-based data collection methods, such as diaries, including minute by minute exposure data, which we believe can be of particular value to media programmers. Because our PPM service panels have larger weekly and monthly samples than our Diary service, the audience estimates exhibit more stable listening trends between survey reports. Also, our PPM technology can be leveraged to measure audiences of out-of-home media, print, new digital platforms, time-shifted broadcasts (such as media recorded for later consumption using a DVR or similar technology), and broadcasts in retail, sports, music, and other venues.

The Audience Reaction service offered by Media Monitors, LLC (“Media Monitors”) allows Media Monitors to combine our PPM data with its airplay information to provide a service designed to help radio programmers who also license our data hear what audio was broadcast while observing changes in the audience estimates. Media Monitors uses minute-level data from our PPM ratings service for the Mscoretm index, which estimates how much a particular song aids in radio listenership retention. We receive a royalty from Media Monitors in connection with these services.

Radio Audience Measurement Services

Portable People Meter Ratings Service

Collection of Listener Data Through PPM Methodology.  In our PPM service, we gather data regarding exposure to encoded audio material using our PPM devices. We randomly recruit a sample panel of households to participate in the service (all persons aged six and older in the household). The household members are asked to participate in the panel for a period of up to two years, carrying their meters throughout their day. Panelists earn points based on their compliance with the task of carrying the meter. Longer carry time results in greater points, which are the basis for monthly cash incentives we pay to our panel participants. Demographic subgroups that our experience indicates may be less likely to comply with the survey task of carrying the meter, such as younger adults, are offered higher premiums based on their compliance with the survey task. We consider the amount of the cash incentive that we pay to the PPM panelists to be proprietary information.

The PPM device collects the codes and adds a date/time stamp to each listening occasion. At the end of each day, panelists place their meters in a docking station and the information is downloaded to Arbitron for processing, tabulation, and analysis in producing our listening estimates. We issue a ratings report in each measured market for 13 unique four-week measurement periods per year. We also issue interim weekly reports to station subscribers for programming information. Users access our ratings estimates through an Internet-based software system that we provide.

Commercialization.  We currently utilize our PPM ratings service to produce radio audience estimates in 33 United States local markets. We are in the process of executing our previously announced plan to commercialize progressively our PPM ratings service in the largest United States radio markets, which we currently anticipate will result in commercialization of the service in 48 local markets by December 2010 (collectively, the “PPM Markets”). We may continue to update the timing of commercialization and the composition of the PPM Markets from time to time.

During 2007 and 2008, we commercialized the PPM ratings service in 15 local markets. During 2009, we commercialized the PPM ratings service in 18 local markets.

We currently intend to commercialize the PPM service in another 15 local markets during 2010. On January 5, 2010, we announced that we will not commercialize the PPM ratings service in the New Orleans local market in 2010, but will maintain an ongoing evaluation of that market.

Media Rating Council Accreditation

The Media Rating Council, Inc. (the “MRC”) is a voluntary, nonprofit organization, comprised of broadcasters, advertisers, advertising agencies, and other users of media research that reviews and accredits audience ratings services. The MRC accreditation process is voluntary and there is no requirement, legal or otherwise, that rating services seek accreditation or submit to an MRC audit. MRC accreditation is not a prerequisite to commercialization of any of our audience ratings services.

Although accreditation is not required, we are pursuing MRC accreditation for several of our audience ratings services. We currently intend to continue to use commercially reasonable efforts in good faith to pursue MRC accreditation of our PPM ratings service in each PPM Market where we have commercialized or intend to commercialize the service. We believe that we have complied with and intend to continue to comply with the MRC Voluntary Code of Conduct (“VCOC”) in each PPM Market prior to commercializing our PPM ratings service in that market. The VCOC requires, at a minimum, that we complete an MRC audit of the local market PPM service, share the results of that audit with the MRC PPM audit subcommittee, and disclose “pre-currency” impact data prior to commercializing the PPM ratings service in that local market. For more information regarding MRC accreditation, see “Item 1. Business — Governmental Regulation.”

As of the date we filed this Annual Report on Form 10-K with the SEC, the quarter-hour-based radio ratings data produced by the PPM ratings service in three local markets, Houston-Galveston, Riverside-San Bernardino, and Minneapolis-St. Paul, are accredited by the MRC.

As of the date we filed this Annual Report on Form 10-K with the SEC, the data produced by the PPM ratings service is not MRC accredited in any other PPM Market. On January 11, 2010, we announced that the MRC had denied accreditation to the PPM ratings service in each of the following local markets: Atlanta; Baltimore; Boston; Chicago; Dallas-Ft. Worth; Denver-Boulder; Detroit; Los Angeles; New York; Miami-Ft. Lauderdale-Hollywood; Philadelphia; Phoenix; Pittsburgh, PA; St. Louis; San Diego; Seattle-Tacoma; Tampa-St. Petersburg-Clearwater; and Washington D.C. In addition, the MRC closed without action audits of the PPM ratings service in two California markets, San Francisco and San Jose, and the PPM service remains unaccredited in these two markets. We have applied to the MRC for accreditation in each of the other currently commercialized PPM Markets, but the MRC has taken no official action on these applications and the service remains unaccredited in each of these PPM Markets.

Although additional milestones remain and there is the possibility that the pace of commercialization of the PPM ratings service could be slowed, we believe that the PPM ratings service is both a viable replacement for our Diary-based ratings service and a significant enhancement to our audience estimates in major radio markets. We also believe that the PPM ratings service is an important component of our anticipated future growth. If the pace of the commercialization of our PPM ratings service is slowed, revenue increases that we expect to receive related to the service will also be delayed.

Commercialization of our PPM ratings service requires and will continue to require a substantial financial investment. We believe our cash generated from operations, as well as access to our existing credit facility, is sufficient to fund such requirements. As we have previously disclosed, our ongoing efforts to support the commercialization of our PPM ratings service have had a material negative impact on our results of operations. The amount of capital required for deployment of our PPM ratings service and the impact on our results of operations will be greatly affected by the speed of the commercialization.

PPM Ratings Service Quality Improvement Initiatives.  As we have commercialized the PPM ratings service in several PPM Markets, we have experienced and expect to continue to experience challenges in the operation of the PPM ratings service similar to those we face in the Diary-based service, including several of the challenges related to sample proportionality and response rates described below. We expect to continue to implement additional measures to address these challenges.

We have announced a series of commitments concerning our PPM ratings service that we intend to implement over the next several years. We believe these steps reflect our commitment to ongoing improvement and our responsiveness to feedback from several governmental and customer entities. We believe these commitments, which we refer to, collectively, as our continuous improvement initiatives, are consistent with our ongoing efforts to obtain and maintain MRC accreditation and to generally improve our radio ratings services. These initiatives will likely require expenditures that may be material in the aggregate.

As part of our continuous improvement initiatives, in December 2007, we announced a “sample size guarantee” that would provide a partial credit to our customers for PPM ratings in any PPM Market for a monthly measurement period in which our actual number of the installed panel that provides useable data (the “average daily In-Tab”) among persons aged 18-54 falls below 80 percent of our published average daily In-Tab target for that market for that period. We subsequently enhanced the sample size guarantee in PPM Markets that have been commercialized for 12 months or more to provide such credit if the average daily In-Tab among persons aged 18-54 falls below 90 percent of our published average daily In-Tab target for that market for that period. To date, our delivered average daily In-Tab has not fallen below the target and we have not provided any credits under the “sample size guarantee.”

We use a measure known as Designated Delivery Index (“DDI”) to measure our performance in achieving sample quality based on how the number of persons actually in the sample compares to our target number of persons in a particular demographic. We define DDI as the actual sample size achieved for a given demographic indexed against the target sample size for that demographic (multiplied by 100).

We have established DDI benchmarks for the persons aged 6+ and persons aged 18-34 demographic groups. For the first 12 months of PPM currency in each market, the person aged 6+ DDI benchmark is equal to a DDI of 95 and the persons aged 18-34 DDI benchmark is equal to a DDI of 80. Beginning with the 13th month of PPM currency in each market the person aged 6+ DDI benchmark is equal to a DDI of 100, based on a 13-month rolling average. We have also established DDI benchmarks for sub-demographic groups that account for 10 percent or more of a measured market.

Benchmarks do not represent goals or targets for performance, rather these benchmarks represent the level of sample quality for a given demographic group below which we intend to take corrective action to improve the sample performance.

In April 2009, we expanded our in-person coaching initiatives in the ten largest PPM Markets. The expansion program is called “Feet on the Street”, and was designed in an attempt to reduce respondent turnover and improve compliance, especially among young African-American and Hispanic respondents in the PPM panels.

Throughout 2009, we continued to implement key methodological enhancements in our PPM ratings service, including, but not limited to:

•	use of address-based sampling techniques for at least 15 percent of our total recruitment efforts by late 2009 with plans to increase this to at least 20 percent of our total recruitment efforts by the end of 2010 in all PPM Markets; and

•	application of an average-daily In-Tab benchmark of 75 percent to all PPM Markets.

We also continued to focus on improving the method of defining response rates in a panel (also known as the “Sample Performance Indicator”) and other sample quality metrics in all PPM Markets.

On April 30, 2009, we announced a plan to increase our sample target for cell-phone-only households in all PPM Markets to an average of 15 percent across all PPM Markets by the end of 2009. We revised this plan on August 13, 2009 when we announced plans to increase the sample target for cell-phone-only households to an average of 20 percent across all PPM Markets by year-end 2010. During 2009, we implemented a hybrid method of using an address-based sample frame for recruitment of cell-phone-only households together with a random digit dialing (“RDD”) sample frame to recruit landline households similar to the method utilized in our Diary service. Under this new methodology, we are able to more efficiently contact cell-phone-only households for recruitment into our panels.

On October 2, 2009, we announced implementation details of our plan, first disclosed in July 2008, to increase the total PPM sample size for Persons aged 18-54 by approximately 10 percent in the aggregate across all PPM Markets by mid-year 2011 together with implementation of increased minimum sample sizes in all PPM Markets by mid-year 2011. We expect these two initiatives, taken together, to result in an increase in total sample size of approximately 10% for Persons aged 12+ across all PPM Markets by mid-year 2011.

In early November 2009, we realigned our PPM Panel Service group in order to bundle existing compliance activities (installation, habituation, service, coaching) and field personnel (market and field coaches) into regional teams. The realignment combines a regionally-focused organizational structure that is supported and informed by centralized analytics with processes, controls and a technological infrastructure. It supports a proactive management of panel performance. We believe this reorganization represents a logical reorientation of our existing support infrastructure, which we have designed to provide clear accountability and consistency in our interactions with current and potential PPM panelists.

While we believe that our current PPM methodology is valid and reliable, on February 12, 2010, we submitted a proposal to the United States House of Representatives Committee on Oversight and Government Reform comprised of several elements, which are designed to enhance our PPM methodology and to help better achieve MRC accreditation of the data produced by our PPM ratings service in each PPM Market as quickly as possible. The proposal includes introducing a multimodal recruitment approach that is intended to increase the participation rate of key segments of our sample that are heavily comprised of youth and minorities. Under the multimodal recruitment approach, we plan to begin in-person recruiting in July 2010. We expect that we will deploy in-person recruiting in the high density Black and Hispanic areas in the top 25 PPM Markets by year-end 2010 with full address-based sampling to be completed in all PPM Markets by 2011. In addition, we proposed to undertake several initiatives focused on minority broadcasters, including: (i) launching the previously disclosed engagement metric in the first quarter of 2010; (ii) forming a minority leadership council in Spring 2010 to bring the leadership of broadcasters and agency communities together; and, (iii) expanding our current initiatives directed toward advertiser outreach for minority radio. We also plan to renew our ongoing commitment to continuous improvement and obtaining and/or maintaining MRC accreditation for our PPM ratings service. While we have designed this proposal to accomplish the goals described above, we can provide no assurance that we will be successful.

We continue to operate in a highly challenging business environment. Our future performance will be impacted by our ability to address a variety of challenges and opportunities in the markets and industries we serve, including our ability to continue to maintain and improve the quality of our PPM ratings service, and manage increased costs for data collection, arising among other ways, from increased numbers of cell-phone-only households, which are more expensive for us to recruit than households with landline phones. Our goal is to obtain and maintain MRC accreditation in all of our PPM Markets, and develop and implement effective and efficient technological solutions to measure cross-platform media and advertising.

Diary Service

Collection of Listener Data Through Diary Methodology.  We use listener diaries to gather radio listening data from a random sample group of persons aged 12 and over in households in the 267 United States local markets in which we currently provide Diary-based radio ratings. Participants in Arbitron surveys are currently selected at random, and we contact them by telephone to solicit their agreement to participate in the survey. When participants in our Diary survey (whom we refer to as “diarykeepers”) agree to take part in a survey, we mail them a small, pocket-sized diary and ask them to record their listening in the diary over the course of a seven-day period. We ask diarykeepers to report in their diary the station(s) to which they listened, when they listened and where they listened, such as home, car, work, or other place. Although survey periods are 12 weeks long, no participant keeps a diary for more than seven days. Each diarykeeper receives a diary, instructions for filling it out and a small cash incentive. The incentive varies according to markets and demographic group, and the range is generally $1.00 to $6.00 for each diarykeeper in the household and up to $10.00 additional per person for returned diaries in certain incentive programs to encourage response from demographic groups less likely to return diaries. In addition to the cash incentives included with the diaries, further cash incentives are used at other points in the survey process along with other communications such as follow-up letters and phone calls to maximize response rates. Diarykeepers mail the diaries to our operations center, where we conduct a series of quality control checks, enter the information into our database, and produce periodic audience listening estimates. We currently receive and process more than 1.1 million diaries every year to produce our audience listening estimates. We measure each of our local markets at least twice each year, and major markets four times per year.

Diary Service Quality Improvement Initiatives.  Throughout 2009, we invested in Diary service quality enhancements. As part of our continuous improvement program, we intend to invest in Diary service quality enhancements in 2010 and future years. Set forth below is a description of some of the challenges we experience with the Diary service and several of the significant Diary service quality initiatives we implemented in 2009, including cell-phone-only sampling. As the needs of our customers and the service continue to evolve, we may choose to focus on different areas for improvement during 2010 and beyond.

Response rates are one important measure of our effectiveness in obtaining consent from persons to participate in our surveys. Another measure often employed by users of our data to assess quality in our ratings is sample proportionality, which refers to how well the distribution of the sample for any individual survey compares to the distribution of the population in the local market. We strive to achieve representative samples. It has become increasingly difficult and more costly for us to obtain consent from persons to participate in our surveys. We must achieve a level of both sample proportionality and response rates sufficient to maintain confidence in our ratings, the support of the industry and accreditation by the MRC.

Overall response rates for all survey research have declined over the past several decades, and Arbitron has been adversely impacted by this industry trend. We have worked to address this decline through several initiatives, including various survey incentive programs. If response rates continue to decline or the costs of recruitment initiatives significantly increase, our radio audience measurement business could be adversely affected. We believe that additional expenditures will be required in the future to research and test new measures associated with improving response rates and sample proportionality. We continue to research and test new measures to address these sample quality challenges.

One of the challenges in estimating radio audiences is to ensure that the composition of survey respondents is sufficiently representative of the market being measured. For example, if eight percent of the population in a given market is comprised of women aged 18 to 34, ideally eight percent of the diarykeepers in our sample are women aged 18 to 34. Therefore, each survey respondent’s listening should statistically represent not only the survey respondent’s personal listening but also the listening of the demographic segment in the overall market. In striving to achieve representative samples, we provide enhanced incentives and enhanced support to certain demographic segments that our experience has shown may be less likely to respond, such as males aged 18-34, in order to encourage their participation. Households that self-identify as having at least one member who is Hispanic receive bilingual materials. We also use bilingual (Spanish-English) interviewers for households that indicate Spanish is the preferred language.

In an effort to better target our Diary-keeper premium expenditures to key buying demographics of the users of our estimates, beginning with the Spring 2009 Diary survey, we reduced the premium we pay to households where all members are aged 55 or older and redirected those incremental premiums to households containing persons aged 18-34.

On April 30, 2009, we announced a sample quality benchmark for persons aged 18-34 in all Diary markets beginning with the Spring 2009 survey. For the first 12 months, the benchmark will be equal to a DDI of 70. Thereafter, the DDI benchmark will be equal to 80. Benchmarks do not represent goals or targets for performance, rather these benchmarks represent the level of sample quality for a given demographic group below which we intend to take corrective action to improve the sample performance.

In recent years, our ability to deliver sample proportionality that matches the demographic composition of younger demographic groups has deteriorated, caused in part by the trend among some households to disconnect their landline telephones, effectively removing these households from our telephone sample frame. In December 2008, we announced plans to accelerate the introduction of cell-phone-only sampling in Diary markets. Beginning with the Spring 2009 survey, we added cell-phone-only households to our Diary sample in 151 Diary markets utilizing a hybrid methodology of address-based recruitment for cell-phone-only households, while maintaining RDD recruitment for households with landline telephone service. With the Fall 2009 survey, we expanded cell-phone-only sampling to all remaining Diary markets in the continental United States, Alaska, and Hawaii. Additionally, we intend to increase our sample target for cell-phone-only households in Diary markets from an average of 10 percent, as achieved in the Spring 2009 survey through Fall 2009 surveys, to an average of 15 percent across all Diary markets by Spring 2010.

Cross-Platform Media Measurement

In the fourth quarter of 2009, we formed a cross-platform media measurement group that leverages the PPM technology and domestic and international partnerships. The focus of this group is to bridge the measurement gap among television, radio, Internet, mobile and place-based media.

Television Suite of Audience Measurement Services.  On June 23, 2009, we announced the creation of ARB-TV, a new suite of audience measurement services designed to improve visibility into away-from-home television audiences for media companies and advertisers. By leveraging the mobility and utility of our PPM technologies, we believe the ARB-TV analytical tool can complement existing data services, offers media greater insight into what constitutes their total audience, and help advertisers plan how to reach that audience. The ARB-TV service is not part of a regular syndicated rating service accredited by the MRC, and we have not requested accreditation. Arbitron does provide one or more syndicated services that are accredited by the MRC.

In October 2009, Turner Broadcasting System, Inc. signed an agreement to use our ARB-TV measurement services to help quantify its out-of-home audiences. On December 4, 2009, we announced that, together with online marketing research and analytics companies comScore, Inc. and Omniture, we are collaborating with NBC Sports, a division of NBC Universal, Inc. to provide cross-platform audience measurement services for the Vancouver 2010 Olympic Winter Games.

International Operations

Portable People Meter Technology.  We have entered into arrangements with media information services companies pursuant to which those companies use our PPM technology in their audience measurement services in specific countries outside of the United States. We currently have arrangements with Kantar Media, formerly known as Taylor Nelson Sofres, which is owned by WPP Group plc, a global communications services group. Generally, under these arrangements we sell PPM hardware and equipment to the company for use in its media measurement services and collect a royalty once the service is deemed commercial. Our PPM technology is currently being used for media measurement in seven countries, including five that have adopted PPM technology for measuring both television and radio.

Our PPM technology was first used in a marketing panel in Belgium and has been used to track television and radio there since 2003. In 2006, Norway adopted a service using PPM technology to produce radio currency ratings and Kazakhstan adopted a service using PPM technology to produce television currency ratings. Beginning in 2008, both television and radio currency ratings were produced in Iceland using PPM equipment. Also in 2008, the radio industry in Denmark began using PPM equipment to produce radio currency ratings, and the PPM encoding technology was introduced into Danish television for commercial services to identify programming sources for set-top measurement systems. In parallel, this service was also introduced in Norway. This encoding technology has been similarly deployed in Singapore since 2001.

Our PPM technology has been used for television currency ratings in Montreal and Quebec, Canada, since 2004. In the fourth quarter of 2008, BBM Canada, a not-for-profit, media ratings consortium that produces ratings for Canada, commercialized its radio ratings service in Montreal using our licensed PPM technology and equipment purchased from us. The Montreal market launch was the first phase of BBM Canada’s PPM service rollout plan. On August 31, 2009, BBM Canada launched the world’s largest combined panel for television and radio audience measurement using our PPM technology covering nationwide audience measurement as well as measurement in the following major metropolitan areas: Montreal, Toronto, Vancouver, Calgary and Edmonton. Following a competitive process, BBM Canada chose our joint solution with Kantar Media to support its multi-media measurement initiative in April 2008. Collectively, these international arrangements are currently not a material part of our business.

India.  We have formed a wholly-owned subsidiary organized under the laws of India, which entity’s current functions include oversight of software and technology development in India. In the future we intend to increase staffing to perform these and additional duties, including in-house software development, although there can be no assurance we will be successful in doing so.

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

We also license our respondent-level database through Maximi$er, TAPSCAN and TAPSCAN Web, which are services for radio stations, and Media Professional and SmartPlus, which are services for advertising agencies and advertisers. Our respondent-level database allows radio stations, advertising agencies and advertisers to customize survey areas, dayparts, demographics and time periods to support targeted marketing strategies. The Maximi$er service includes a Windows-based application to access a market’s entire radio Diary database on a client’s personal computer. Radio stations use the Maximi$er service to produce information about their stations and programming not available in Arbitron’s published Radio Market Reports. The TAPSCAN Web service allows radio stations, advertisers and advertising agencies to access our National Regional Database (“NRD”) to analyze ratings information for customer-defined groupings of stations in multiple markets and counties. The Media Professional and SmartPlus services are designed to help advertising agencies and advertisers plan and buy radio advertising time quickly, accurately and easily. These services integrate radio planning and buying into one comprehensive research and media-buying tool. They allow advertising agencies and advertisers to uncover key areas critical to the buying process, including determining the most effective media target, understanding market trends and identifying potential new business. In addition to the licensing above, we offer third-party software providers and customers licenses to use proprietary software that will enable enhanced access to our respondent-level data.

In addition to the Radio Market Report, we provide a range of ancillary services that include Arbitrends, Radio County Coverage Reports, Hispanic Radio Data and Black Radio Data.

RADAR.  Our RADAR service provides a measurement of national radio audiences and the audience size of network radio programs and commercials. We provide the audience measurements for a wide variety of demographics and dayparts for total radio listening and for more than 56 separate radio networks.

We create network audience estimates by merging the radio listening of selected survey respondents with the reported times that network programs and commercials are aired on each affiliated station. We deliver the RADAR estimates through our RADAR Software Suite software application, which includes a number of tools for sophisticated analysis of network audiences. We provide this service to radio networks, advertising agencies and network radio advertisers.

Since 2003, the RADAR survey sample has increased from 50,000 Arbitron respondents to a survey sample of approximately 360,000 Arbitron respondents as of December 2009. Data from PPM commercial markets are also incorporated into the RADAR survey sample. During 2009, we transitioned operations and production of our RADAR service from our offices in New Jersey to our headquarters in Maryland.

Nationwide.  Nationwide is our national radio audience service that provides information on the size and demographic composition of radio audiences for commercial and public radio networks. We issue Nationwide twice each year, based on our Fall and Spring surveys. Nationwide estimates are based on a sample size of more than 450,000 Arbitron respondents for each report, covering seven days of radio listening, and are conducted over a 12-week period.

Nationwide gives clients the ability to monitor trends in national radio network programming more reliably than other sources of national radio information. It also gives customers a resource that helps to determine how various affiliates perform in different local markets.

Software Applications.  In addition to our reports, we license software applications that provide our customers access to the audience estimates in our databases. These applications enable our customers to more effectively analyze and understand that information for sales, management and programming purposes. These services also help our customers to further refine sales strategies and compete more effectively for advertising dollars. Some of our software applications also allow our customers to access data owned by third parties, provided the customers have a separate license to use such third-party data.

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

Local Market Consumer Information Services

In our radio ratings service, we provide primarily quantitative data, such as how many people are listening. We also provide qualitative data, such as consumer and media usage information to radio stations, cable companies, television stations, out-of-home media, magazine and newspaper publishers, advertising agencies and advertisers. The qualitative data on listeners, viewers and readers provide more detailed socioeconomic information and information on what survey participants buy, where they shop and what forms of media they use. We provide these measurements of consumer demographics, retail behavior, and media usage in local markets throughout the United States.

We provide qualitative services tailored to fit a customer’s specific market size and marketing requirements, such as:

•	the Scarborough Report, which is offered in larger markets;

•	the RetailDirect Service, which is offered in medium markets; and

•	the Qualitative Diary Service/LocalMotion Service, which is offered in smaller markets.

Each service profiles a market, the consumers and the media choices in terms of key characteristics. These services cover major retail and media usage categories. We also provide training and support services that help our customers understand and use the local market consumer information that we provide.

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

Scarborough data feature more than 2,000 media, retail and lifestyle characteristics, which can help radio stations, television stations, cable companies, advertising agencies and advertisers, newspaper and magazine publishers and out-of-home media companies develop an in-depth profile of their consumers. Examples of Scarborough categories include retail shopping (e.g., major stores shopped or purchases during the past 30 days), auto purchases (e.g., plan to buy new auto or truck), leisure activities (e.g., attended sporting events) and personal activities (e.g., golfing). Media information includes broadcast and cable television viewing, radio listenership, newspaper readership by section and yellow pages usage. This information is provided twice each year to newspapers, radio and television broadcasters, cable companies, out-of-home media, advertising agencies and advertisers in the form of the Scarborough Report. Scarborough also provides a Mid-Tier Local Market Consumer Study regarding media usage, retail and shopping habits, demographics, and lifestyles of adult consumers in 38 United States local markets.

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

RetailDirect Service.  Our RetailDirect service is a locally oriented, purchase data and media usage research service provided in 19 midsized United States local markets. This service, which utilizes diaries and telephone surveys, provides a profile of the audience in terms of local media, retail and consumer preferences so that local radio and television broadcasters, out-of-home media and cable companies have information to help them develop targeted sales and programming strategies. Retail categories include automotive, audio-video, furniture and appliances, soft drinks and beer, fast food, department stores, grocery stores, banks and hospitals. Media usage categories include local radio, broadcast television, cable networks, out-of-home media, newspapers, yellow pages and advertising circulars.

Qualitative Diary Service/LocalMotion Service.  Our Qualitative Diary Service collects consumer and media usage information from Arbitron radio diarykeepers in 176 smaller United States local markets. The same persons who report their radio listenership in the market also answer 27 demographic, product and service questions. We collect consumer behavior information for key local market retail categories, such as automotive sales, grocery, fast food, furniture and bedding stores, beer, soft drinks and banking. The Qualitative Diary Service also collects information about other media, such as television news viewership, cable television viewership, out-of-home media exposure and newspaper readership. This qualitative service provided for cable television companies is known as LocalMotion.

Custom Research Services.  Our custom research services serve companies that are seeking to demonstrate the value of their advertising propositions. For example, we have provided custom research services for subscribers including sports play-by-play broadcasters, digital out-of-home and place-based media companies, and radio station properties. Through our custom research services, we are also exploring additional applications of PPM data, including nonratings programming, marketing and out-of-home services for broadcast television and cable television. We are also exploring providing services for mobile media and companies that sell advertising on in-store (retail) media and sports arenas.

Customers, Sales and Marketing

Our customers are primarily radio, cable and broadcast television, advertising agencies, advertisers, buying services, retailers, out-of-home media, online media and, through our Scarborough Research joint venture with Nielsen, broadcast television and print media. One customer, Clear Channel Communications, Inc. (“Clear Channel”), represented approximately 19 percent of our revenue in 2009. We believe that we are well positioned to provide new services and other offerings to meet the emerging needs of broadcasting groups.

We market our services in the United States through 132 sales account managers, customer trainers and client services representatives, as of December 31, 2009.

We have entered into a number of agreements with third parties to assist in marketing and selling our services in the United States. For example, Marketron International, Inc., distributes, on an exclusive basis, our QUALITAP software to television and cable outlets in the United States.

We support our sales and marketing efforts through the following:

•	conducting direct-marketing programs directed toward radio stations, cable companies, advertising agencies, television stations, out-of-home companies, broadcast groups and corporate advertisers;

•	promoting Arbitron and the industries we serve through a public relations program aimed at the trade press of the broadcasting, out-of-home media, Internet, advertising and marketing industries, as well as select local and national consumer and business press;

•	gathering and publishing studies, which we make available for no charge on our Web site, on national summaries of radio listening, emerging trends in the radio industry, Internet streaming, out-of-home and other media industries, as well as the media habits of radio listeners and television, cable and Internet viewers;

•	participating in key industry and government forums, trade association meetings, and interest groups, such as the Advertising Research Foundation, the American Association of Advertising Agencies, the National Association of Broadcasters, the Association of National Advertisers, the Radio Advertising Bureau, the European Society for Opinion and Marketing Research, the Coalition for Innovative Media Measurement, the Television Bureau of Advertising, the Cabletelevision Advertising Bureau, American Women in Radio and Television, Women in Cable Telecommunications, the Cable & Telecommunications Association for Marketing, the National Association of Black Owned Broadcasters, Minority Media and Telecommunications

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

Competition

We believe that the principal competitive factors in our markets are the credibility, utility, and reliability of our audience research, the ability to provide quality analytical services for use with the audience information, and the end-user experience with services and price.

We are the leader in the radio audience measurement business in the United States. During 2009, we competed in the radio audience measurement business in some small United States markets with Eastlan Resources, a privately held research company. In November 2008, Nielsen began providing audience measurement and radio ratings services in 51 small and mid-sized United States local markets in which Cumulus Media Inc. (“Cumulus”) broadcasts (the “Cumulus Markets”). Clear Channel has also indicated that it has subscribed to the Nielsen service in 17 of the Cumulus Markets. We cannot provide any assurances that Nielsen will not in the future seek to expand its radio ratings services beyond the 51 Cumulus Markets. Cumulus elected not to renew its agreement with us to receive radio audience estimates in the Cumulus Markets when it expired on December 31, 2008. Our lost Diary revenue in the Cumulus Markets from Cumulus and Clear Channel combined was approximately $5.0 million in 2009. Thereafter, we estimate a $10.0 million per year reduction of expected annual revenue as compared to assumed renewals.

We currently intend to continue to offer our Diary-based audience ratings services in the Cumulus Markets. We also intend to offer an array of options to customers in individual local markets smaller than the 100 largest markets that can provide them with the data they need to appropriately position their stations to maximize revenue opportunities. We are also aware of at least six companies, GfK AG, Integrated Media Measurement Inc., Ipsos SA, IBOPE Group, Nielsen, and Thompson Electronics Ltd., which are developing technologies that could compete with our PPM ratings service.

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

In our cross-platform services, we currently compete with several media measurement companies offering return on investment and advertising targeting solutions, including among others, Nielsen, Rentrak Corporation, Canoe Ventures, TiVo, Kantar Media and TRA Global, Inc. (“TRA”).

Intellectual Property

Our intellectual property is, in the aggregate, of material importance to our business. We rely upon a combination of patents, copyrights, trademarks, service marks, trade secret laws, license agreements, confidentiality procedures and other contractual restrictions to establish and protect proprietary rights in our methods and services. As of December 31, 2009, 39 United States patents were issued and 44 United States patent applications were pending on our behalf. Internationally, 179 foreign patents were issued and 158 foreign patent applications were pending on our behalf. Our patents relate to our data collection, processing systems, software and hardware applications, the PPM technology and its methods, and other intellectual property assets. Several patents relating to the PPM technology and its methods expire at various times beginning in 2012. These include patents relating to previous generations and elements of our current PPM technology and its methods.

Our audience listening estimates are original works of authorship protectable under United States copyright laws. We publish the Radio Market Report monthly, quarterly or semiannually, depending on the Arbitron market surveyed, while we publish the Radio County Coverage Report annually. We seek copyright registration for each Radio Market Report and for each Radio County Coverage Report published in the United States. We also seek copyright protection for our proprietary software and for databases comprising the Radio Market Report and other services containing our audience estimates and respondent-level data. Prior to the publication of our reports and release of the software containing the respondent-level data, we register our databases under the United States federal copyright laws. We generally provide our proprietary data regarding audience size and demographics to customers through multiyear license agreements.

We market a number of our services under United States federally registered trademarks that are helpful in creating brand recognition in the marketplace. Some of our registered trademarks and service marks include: the Arbitron name and logo, Maximi$er, RetailDirect and RADAR. The Arbitron name and logo is of material importance to our business. We have a registration pending for Arbitron PPM in class 35 (conducting audience measurement services). We also have a number of common-law trademarks, including Media Professional, and QUALITAP. We have registered our name as a trademark in the United Kingdom, Mexico, the European Union, Australia, Singapore, Brazil, Canada, Argentina, Columbia, Russia, New Zealand, Taiwan, Hong Kong, Israel, Kazakhstan, Kenya, Chile and Japan, and are exploring the registration of our marks in other foreign countries.

The laws of some countries might not protect our intellectual property rights to the same extent as the laws of the United States. Effective patent, copyright, trademark and trade secret protection may not be available in every country in which we market or license our data and services.

We believe our success depends primarily on the innovative skills, technical competence, customer service and marketing abilities of our personnel. We enter into confidentiality and assignment-of-inventions agreements with substantially all of our employees and enter into nondisclosure agreements with substantially all of our suppliers and customers to limit access to and disclosure of our proprietary information.

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

Research and Development

Our research and development activities have related primarily to the development of new services, customer software, PPM equipment and maintenance and enhancement of our legacy operations and reporting systems. We expect that we will continue research and development activities on an ongoing basis, particularly in light of the rapid technological changes affecting our business. We expect that the majority of the effort will be dedicated to improving the overall quality and efficiency of our data collection and processing systems, developing new software applications that will assist our customers in realizing the full potential of our audience measurement services, developing our PPM technology and developing a single-source service that will be able to measure audience and other information from a number of different forms of media and media delivery methods. Research and development expenses during fiscal years 2009, 2008, and 2007 totaled $42.0 million, $41.4 million, and $42.5 million, respectively.

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

On September 2, 2008, a group of broadcasters and trade associations representing some broadcasters and advertising agencies filed an “Emergency Petition for Section 403 Inquiry” with the FCC urging the FCC to open an inquiry, under Section 403 of the Communications Act of 1934, as amended (the “Communications Act”), into our PPM ratings service. The group alleges that the PPM methodology undercounts minority radio listeners and that the commercialization of the PPM ratings service will harm minority broadcasters. We deny such allegations. In May 2009, the FCC issued a Notice of Inquiry (“NOI”) regarding the impact of Arbitron audience ratings measurement on radio broadcasters. The NOI sought comment related to concerns regarding the PPM technology and methodology, the rollout of PPM ratings service in various U.S. markets, the effect of the PPPM ratings service on minority broadcasters, and the FCC’s use of Arbitron’s data in its decision-making process. The Company filed a response to the NOI noting that the FCC lacks jurisdiction to regulate Arbitron and providing information related to specific questions posed by the FCC in the NOI. To date, the FCC has taken no formal action on the petition. We can provide no assurances that the FCC will not in the future assert that it has competent jurisdiction pursuant to the Communications Act to conduct an investigation of the Company and our PPM ratings services.

During 2009, we participated in several hearings held by the United States House of Representatives Committee on Oversight and Government Reform and Committee on the Judiciary regarding allegations that the PPM methodology undercounts minority radio listeners and that the commercialization of the PPM ratings service will harm minority broadcasters. While we believe that our current PPM methodology is valid and reliable, on February 12, 2010, we submitted a proposal to the House Committee on Oversight and Government Reform that is comprised of several elements, which are designed to enhance our PPM methodology and to help better achieve MRC accreditation of the data produced by our PPM ratings service in each PPM Market as quickly as possible. For more information regarding this proposal see “— Radio Audience Measurement Services — Portable People Meter Ratings Service — PPM Ratings Service Quality Improvement Initiatives.”

Media Rating Council Accreditation

Our Diary-based Radio Market Report service is accredited by and subject to the review of the MRC. The MRC has accredited our Diary-based Radio Market Report service since 1968. For more information regarding MRC accreditation status, see “— Radio Audience Measurement Services — Portable People Meter Ratings Service — Commercialization — Media Rating Council Accreditation.”

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

Employees

As of December 31, 2009, we employed approximately 971 people on a full-time basis and approximately 350 people on a part-time basis in the United States and 58 people on a full-time basis internationally. None of our employees is covered by a collective bargaining agreement. We believe our employee relations are good.

Seasonality

We recognize revenue for services over the terms of license agreements as services are delivered, and expenses are recognized as incurred. We currently gather radio-listening data in 300 U.S. local markets, including 267 Diary markets and 33 PPM Markets. All Diary markets are measured at least twice per year (April-May-June for the “Spring Survey” and October-November-December for the “Fall Survey”). In addition, we measure all major Diary markets two additional times per year (January-February-March for the “Winter Survey” and July-August-September for the “Summer Survey”). Our revenue is generally higher in the first and third quarters as a result of the delivery of the Fall Survey and Spring Survey, respectively, to all Diary markets compared to revenue in the second and fourth quarters, when delivery of the Winter Survey and Summer Survey, respectively, is made only to major Diary markets.

The seasonality for PPM services is expected to result in higher revenue in the fourth quarter than in each of the first three quarters because the PPM service delivers surveys 13 times a year with four surveys delivered in the fourth quarter. There will be fluctuations in the depth of the seasonality pattern during the periods of transition between the services in each PPM Market. The amount of deferred revenue recorded on our balance sheet is expected to decrease as we commercialize additional PPM Markets due to the more frequent delivery of our PPM service, which is delivered 13 times a year versus the quarterly and semi-annual delivery for our Diary service.

Pre-currency data represents PPM data that are released to clients for planning purposes in advance of the period of commercialization of the service in a local market. Once the service is commercialized, the pre-currency data then becomes currency and the client may use it to buy and sell advertising. Pre-currency revenue will be recognized in the two months preceding the PPM survey release month for commercialization. The PPM service in new markets is generally commercialized and declared currency at the beginning of a quarter for the preceding period.

During the first quarter of commercialization of the PPM radio ratings service in a market, we recognize revenue based on the delivery of both the final quarterly Diary ratings and the initial monthly PPM ratings for that market. Our expenses are generally higher in the second and fourth quarters as we conduct the Spring Survey and Fall Survey for our Diary markets. The transition from the Diary service to the PPM service in the PPM Markets has and will continue to have an impact on the seasonality of costs and expenses. We anticipate that PPM costs and expenses will generally accelerate six to nine months in advance of the commercialization of each market as we build the panels. These preliminary costs are incremental to the costs associated with our Diary-based ratings service and we will recognize these increased costs as incurred rather than upon the delivery of a particular survey.

The size and seasonality of the PPM transition impact on a period to period comparison will be influenced by the timing, number, and size of individual markets contemplated in our PPM commercialization schedule, which currently includes a goal of commercializing 48 PPM Markets by the end of 2010. As we commercialize more markets, we expect that the seasonal impact will lessen. During 2009, we commercialized 19 PPM Markets and, during 2010, we expect to commercialize 15 additional PPM Markets.

Scarborough typically experiences losses during the first and third quarters of each year because revenue is recognized predominantly in the second and fourth quarters when the substantial majority of services are delivered. Scarborough royalty costs, which are recognized in costs of revenue, are also higher during the second and fourth quarters.

Available Information

We routinely post important information on our Web site at www.arbitron.com, and interested persons may obtain, free of charge, copies of filings (including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports) that we have made with the Securities and Exchange Commission through a hyperlink at this site to a third-party Securities and Exchange Commission filings Web site (as soon as reasonably practicable after such filings are filed with, or furnished to, the Securities and Exchange Commission). The Securities and Exchange Commission maintains an Internet site that contains our reports, proxy and information statements, and other information. The Securities and Exchange Commission’s Web site address is www.sec.gov. Also available on our Web site are our Corporate Governance Policies and Guidelines, Code of Ethics for the Chief Executive Officer and Financial Managers, Code of Ethics and Conduct, Stock Ownership Guidelines for Executive Officers and Non-Employee Managers, the Audit Committee Charter, the Nominating and Corporate Governance Committee Charter and the Compensation and Human Resources Committee Charter. Copies of these documents are also available in print, free of charge, to any stockholder who requests a copy by contacting our Treasury Manager.

ITEM 1A.	RISK FACTORS

Risk Factors Relating to Our Business and the Industry in Which We Operate

Our business, financial position, and operating results are dependent on the performance of our quantitative radio audience ratings service.

Our quantitative radio audience measurement service and related software sales represented 90 percent of our total revenue for 2009. We expect that such sales related to our radio audience ratings service will continue to represent a substantial portion of our revenue for the foreseeable future. Any factors adversely affecting the pricing of, demand for, or market acceptance of our quantitative radio audience ratings service and related software, such as competition, technological change, legislation or regulation, alternative means of valuing advertising transactions, economic challenges, or further ownership shifts in the radio industry, could adversely impact our business, financial position and operating results.

If the domestic and worldwide recession continues or intensifies it could adversely impact demand for our services, our customers’ revenues or their ability to pay for our services.

Our customers derive most of their revenue from transactions involving the sale or purchase of advertising. During recent challenging economic times, advertisers have reduced advertising expenditures, impacting advertising agencies and media. As a result, advertising agencies and media companies have been and may continue to be less likely to purchase our services, which has and could continue to adversely impact our business, financial position, and operating results.

Continued market disruptions could cause broader economic downturns, which also may lead to lower demand for our services or to our customers that have expiring contracts with us not to renew or to renew for fewer services, increased incidence of customers’ inability to pay their accounts, an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable, insolvency, or bankruptcy of our customers, any of which could adversely affect our results of operations, liquidity, cash flows, and financial condition. Since September 2008, we have experienced an increase in the average number of days our sales have been outstanding before we have received payment, which has resulted in a material increase in trade accounts receivable as compared to historical trends. If the economic downturn expands or is sustained for an extended period into the future, it may also lead to an increase of incidences of customers’ inability to pay their accounts, an increase in our provision for doubtful accounts, and a further increase in collection cycles for accounts receivable or insolvency of our customers. Additionally, we periodically receive requests from our customers for pricing concessions. The current economic environment could exacerbate the level of requests.

If the domestic and worldwide recession continues or intensifies, potential disruptions in the credit markets could adversely affect our business, including the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows, and financial condition.

If internal funds are not available from our operations, we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets, as were experienced during 2008 and 2009, could adversely affect our ability to draw on our revolving credit facility. Our access to funds under that credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from Arbitron and other borrowers within a short period of time.

Longer-term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures, and reducing or eliminating future share repurchases, dividend payments or other discretionary uses of cash. Any disruption and the measures we take in response could adversely affect our business.

We have limited experience designing, recruiting and maintaining PPM panels. If we are unable to design, recruit, and maintain PPM panels that appropriately balance research quality, panel size and operational cost, our financial results will suffer.

The commercial viability of our PPM ratings service and, potentially, other new business initiatives, are dependent on our ability to design, recruit, and maintain panels of persons to carry our Portable People Meters, and to ensure appropriate panel composition to accommodate a broad variety of media research services. Our research methodologies require us to maintain panels of reasonably sufficient size and reasonably representative demographic composition. Our research methodologies also require our panelists to comply with certain standards, such as carrying the meter for a minimum number of hours each day and docking the meter daily, in order for us to use the data collected by the meter in estimating ratings.

Through the end of 2009, we have commercialized the PPM ratings service in 33 PPM Markets. During 2010, we intend to commercialize the service in 15 additional PPM Markets. The increasing number of panels and panelists may prove to be more complex and resource intensive for us to manage than we currently anticipate.

Participation in a PPM panel requires panelist households to make a longer-term commitment than participation in our Diary-based ratings service. Designing, recruiting, and maintaining PPM panels are substantially different than recruiting participants for our Diary-based ratings service. We have limited experience in operating such PPM panels and we may encounter unanticipated difficulties as we attempt to do so. Without historical benchmarks on key sample performance metrics, it will be challenging for us to maintain the appropriate balance of research quality, panel size, and operational costs. Designing, recruiting, and maintaining such panels may also cause us to incur expenses substantially in excess of our current expectations.

If we are unable to successfully design, recruit and maintain such PPM panels, or if we are required to incur expenses substantially in excess of our current expectations in order to do so, it could adversely impact our ability to obtain and/or maintain MRC accreditation of our PPM ratings service, adversely impact our ongoing dialogues with regulatory and governmental entities, or otherwise adversely impact our business, financial position and operating results.

If our PPM ratings service does not generate the revenues that we anticipate, or if our ability to earn such revenues is delayed for any reason, our financial results will suffer.

Our financial results during 2010 and beyond will depend in substantial part on our success in commercializing and operating the PPM ratings service and our ability to generate meaningful revenues from it. If our continued commercialization and operation of the PPM ratings service is delayed, expected revenue increases will also be delayed and our financial results will be materially and negatively impacted. Factors that may affect the pace of the commercialization of our PPM ratings service, and as a result, our future revenues and operating results include the following, some of which are beyond our control:

•	obtaining and/or maintaining MRC accreditation;

•	the speed with which we can complete the MRC audit process;

•	increased government oversight, legislation or regulation;

•	the acceptance of the PPM ratings service by broadcasters, advertisers and other users of our estimates;

•	technical difficulties or service interruptions that impair our ability to deliver the PPM ratings service on schedule;

•	the impact of general economic conditions on our customers’ ability to pay increased license fees; and

•	our ability to obtain, in a timely manner, sufficient quantities of quality: (i) equipment, (ii) cell-phone-only sample and (iii) software products from third-party suppliers necessary to support our services.

We may be unsuccessful in obtaining and/or maintaining MRC accreditation for our local market radio ratings services, and we may be required to expend significant resources in order to obtain and/or maintain MRC accreditation for our local market PPM ratings services, any of which could adversely impact our business.

As of the date we filed this Annual Report on Form 10-K with the SEC, the quarter-hour-based radio ratings data produced by the PPM ratings service in three local markets, Houston-Galveston, Riverside-San Bernardino, and Minneapolis-St. Paul, are accredited by the MRC. On January 11, 2010, we announced that the MRC had denied accreditation to the PPM ratings service in each of the following local markets: Atlanta; Baltimore; Boston; Chicago; Dallas-Ft. Worth; Denver-Boulder; Detroit; Los Angeles; New York; Miami-Ft. Lauderdale-Hollywood; Philadelphia; Phoenix; Pittsburgh, PA; St. Louis; San Diego; Seattle-Tacoma; Tampa-St. Petersburg-Clearwater; and Washington D.C. In addition, the MRC closed without action audits of the PPM ratings service in two California markets, San Francisco and San Jose, and the PPM service remains unaccredited in these two markets.

If the efforts required to obtain and/or maintain MRC accreditation in the PPM Markets are substantially greater than our current expectations, or if we are required to make significant changes with respect to methodology and panel composition and management in order to establish that the service meets the MRC accreditation standards in any current or future PPM Market, or for any other reason, we may be required to make expenditures, the amount of which could be material.

As a result of the MRC’s recent decision to deny accreditation of our PPM ratings service in several PPM Markets and in the event of any future denials of accreditation, users of our audience estimates could experience reduced confidence in our ratings, which could negatively impact demand for our services and our financial performance. Additionally, these and any other denials of accreditation of our PPM ratings service by the MRC could become a factor considered important by governmental entities in evaluating whether or not to exert oversight over the Company or its operations or in determining how to interact with the Company in ongoing dialogues.

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

On January 11, 2010, we announced the appointment of our new President and CEO. Our success will be dependent upon his ability to gain proficiency in leading our Company, his ability to implement or adapt our corporate strategies and initiatives, and his ability to develop key professional relationships, including relationships with our employees, customers, and other key constituencies and business partners.

Our new CEO could make organizational changes, including changes to our management team and may make future changes to our Company’s structure. It is important for us to manage successfully these transitions as our failure to do so could adversely affect our ability to compete effectively.

In addition, in 2010, we will incur additional expense associated with the compensation of both our new CEO and our former CEO, even though there is no guarantee that we will successfully manage the transition of our new CEO.

We are subject to governmental oversight or influence, which may harm our business.

Federal, state, and local governmental entities, including state attorneys general, have increasingly asserted that our operations are subject to oversight or influence by them. Our ratings services have undergone a change from manual, recall-based Diary methodology to electronic, PPM-based methodology. This change has been subject to public attention, in particular, our PPM ratings service has been subject to increasing scrutiny by governmental entities. We expect increased governmental oversight relating to this business.

The governmental oversight environment could have a significant effect on us and our business. Among other things, we could be fined or required to make other payments, prohibited from engaging in some of our business activities, or subject to limitations or conditions on our business activities. Significant governmental oversight action against us could have material adverse financial effects, cause significant reputational harm, or harm business prospects. New laws or regulations or changes in the enforcement of existing laws or regulations applicable to us may also adversely affect our business.

Criticism of our audience measurement service by various governmental entities, industry groups, and market segments could adversely impact our business.

Due to the high-profile nature of our services in the media and marketing information services industry, we could become the target of additional government regulation, legislation, litigation, activism, or negative public relations efforts by various industry groups and market segments. During 2008 and 2009, critics of our PPM ratings service urged the FCC and Congress to investigate the service and several state and municipal governmental entities inquired about the service. We expect such opposition will continue during 2010. We believe that any of the foregoing criticism of our methodology or negative perception of the quality of our research could delay the continued commercialization of the PPM ratings service or negatively impact industry confidence in the ratings we produce, any of which could have a material negative impact on the demand for our services and require us to make expenditures substantially in excess of our current expectations in an attempt to maintain such confidence. In addition, we may incur significant expenses associated with protecting our rights to publish our estimates.

Data collection costs are increasing faster than has been our historical experience and if we are unable to become more efficient in our data collection and our management of associated costs, our operating margins and results of operations could suffer.

Our success will depend on our ability to reach and recruit participants and to achieve response rates sufficient to maintain our audience measurement services. As consumers adopt modes of telecommunication other than telephone landlines, such as cell phones and cable or Internet calling, it is becoming increasingly difficult for us to reach and recruit participants. Recent government estimates have indicated that the percentage of cell-phone-only households has been increasing nationally. We seek to include in our samples a statistically representative number of persons that reside in cell-phone-only households. We recruit cell-phone-only households based on the government estimates, and thus, our ability to recruit is based on available data, which may not be up-to-date and is only provided in regional estimates, not market-by-market. It has been our experience that recruiting cell-phone-only households is significantly more expensive than recruiting landline households. We have announced initiatives to increase the percentage of our cell-phone-only households in our Diary and PPM samples, which could adversely impact our operating margins and results of operations.

Our ability to acquire cell-phone-only sample is dependent on a single vendor and if our sample volume increases or we are unable to utilize this vendor, it would be more expensive for us to acquire the necessary sample and may delay the full implementation of our continuous improvement initiatives for cell-phone-only sampling, which may harm our business.

We use an address-based sampling methodology to recruit cell-phone-only households. We currently acquire the sample from a single vendor. As our address-based sample volume increases, it may be more difficult for our vendor and more expensive for us to acquire the necessary sample. If this vendor is unable to satisfy all of our requirements, we would have to bring some or all of the operations in-house or hire and train one or more additional vendors, which would increase expenses and delay the full implementation of continuous improvement initiatives focused on cell-phone-only sampling, which could harm our business.

Our success will depend on our ability to protect our intellectual property rights and we incur substantial expense to obtain, enforce and defend our intellectual property rights which could adversely affect our business.

We believe that the success of our business will depend, in part, on:

•	obtaining patent protection for our technology, proprietary methods, and services, and in particular, our PPM ratings service;

•	defending and enforcing our patents once obtained;

•	preserving our trade secrets;

•	defending and enforcing our copyrights for our data services and audience estimates; and

•	operating without infringing upon patents and proprietary rights held by others.

We rely on a combination of contractual provisions, confidentiality procedures and patent, copyright, trademark, service mark and trade secret laws to protect the proprietary aspects of our technology, data and estimates. Several patents related to our PPM ratings service begin expiring in 2012. Our patents when viewed together are of material importance to us. These legal measures afford only limited protection, and competitors may gain access to our intellectual property and proprietary information. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. We have been involved in litigation relating to the enforcement of the copyrights covering our radio listening estimates. Although we have generally been successful in these cases, there can be no assurance that the copyright laws and other statutory and contractual arrangements we currently depend upon will provide us sufficient protection to prevent the use or misappropriation of our audience estimates, databases and technology in the future. Litigation, regardless of outcome, could result in substantial expense and a significant diversion of resources with no assurance of success and could adversely impact our business, financial position and operating results.

In addition, despite the foregoing efforts to protect and enforce our intellectual property rights, Arbitron may be required to defend against third-party claims that our technology potentially infringes their proprietary rights, or that our issued patents are invalid, or other issues related to our intellectual property rights. As a result, we may incur substantial expense in defending against such allegations and/or in settling such claims. Such claims could divert management’s attention and require significant expenditures with no assurances of success.

Costs associated with significant legal proceedings may adversely affect our results of operations.

We are party to a number of legal proceedings and governmental entity investigations and other interactions. It is possible that the effect of these unresolved matters or costs and expenses incurred by us in connection with such proceedings or interactions could be material to our consolidated results of operations. For a discussion of these unresolved matters, see “Item 3. — Legal Proceedings.” These matters have resulted in, and may continue to result in, a diversion of our management’s time and attention as well as significant costs and expenses.

Our future growth and success will depend on our ability to compete successfully with companies that may have financial, marketing, technical, and other advantages over us.

We compete with many companies, some of which are larger and have access to greater capital resources. We believe that our future growth and success will depend on our ability to compete successfully with other companies that provide similar services in the same markets, some of which may have financial, marketing, technical, and other advantages. We cannot provide any assurance that we will be able to compete successfully, and the failure to do so could have a material adverse impact on our business, financial position, and operating results.

We expect to invest in the continued development and commercialization of our PPM ratings service, which we may not ultimately commercialize successfully. The costs associated with commercialization of this service will adversely impact our operating results and operating margins over the commercialization period.

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

The amount of capital required for deployment of our PPM ratings service and the impact on our results of operations will be greatly affected by the speed of the commercialization. Commercialization of our PPM ratings service has had a material negative impact on our results of operations and operating margins. We expect to continue to invest in quality and service enhancements, including increasing sample sizes and cell-phone-only sampling, either of which could have a negative impact on margins.

The loss or insolvency of any of our key customers would significantly reduce our revenue and operating results.

We are dependent on a large number of key customers, the loss or insolvency of which would significantly reduce our revenue and operating results. In 2009, Clear Channel represented approximately 19 percent of our revenue. Several other large customers represented significant portions of our 2009 revenue.

We cannot provide any assurances that we could replace the revenue that would be lost if any of our key customers failed to renew all or part of their agreements with us. The loss or insolvency of any of our key customers would materially and adversely impact our business, financial position and operating results.

Our agreements with our customers are not exclusive and contain no renewal obligations. The failure of our customers to renew all or part of their contracts could have an adverse impact on our business, financial position and operating results.

Our customer agreements do not prohibit our customers from entering into agreements with any other competing service provider, and once the term of the agreement (usually one to seven years) expires, there is generally no automatic renewal feature in our customer contracts. It is not unusual for our customer contracts to expire before renewal negotiations are concluded. Therefore, there may be significant uncertainty as to whether a particular customer will renew all or part of its contract and, if so, the particular terms of such renewal. If a customer owning stations in a significant number of markets does not renew its contracts, this would have an adverse impact on our business, financial position and operating results.

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

The success of our radio audience ratings business depends on diarykeepers who record their listening habits in diaries and return these diaries to us and panelists who carry our PPM devices. Our failure to collect these diaries or to recruit compliant participants could adversely impact our business.

We use listener diaries and electronic data gathered from participants who agree to carry our PPM devices to gather radio listening data from sample households in the United States local markets for which we currently provide radio ratings. A representative sample of the population in each local market is randomly selected for each survey. To encourage their participation in our surveys, we give participants a cash incentive. It is becoming increasingly difficult and more costly to obtain consent from the phone sample to participate in the surveys, especially among younger demographic groups. Achieving adequate response rates is important to maintain confidence in our ratings, the support of the industry and accreditation by the MRC. Our failure to successfully recruit compliant survey participants could adversely impact our business, financial position and operating results. Our survey and panel participants do so, on a voluntary basis only, and there can be no assurance that they will continue to do so.

We expect to continue to invest in the improvement of our Diary ratings service. The costs associated with such investment will adversely impact our operating results.

During 2009, we announced significant enhancements to our Diary ratings service and substantial acceleration of our existing initiatives. Significant enhancements and acceleration of our cell-phone-only sampling initiatives will require a substantial investment by the Company. Our contracts do not allow us to pass the costs of these investments along to our customers. Accordingly, our margins will be adversely impacted by increased costs to provide our services, without an offsetting increase in revenues. If we are not able to recoup the costs of our investments in our Diary ratings service, our financial results will be negatively impacted.

Errors, defects or disruptions in the hardware or software used to produce or deliver our services could diminish demand for our services and subject us to substantial liability.

Because our services are complex and we have deployed a variety of new computer hardware and software, both developed in-house and acquired from third-party vendors, our hardware or software used to produce or deliver our services may have errors or defects that could result in unanticipated downtime for our subscribers and harm our reputation and our business. We have from time to time found defects in the hardware or software used to produce or deliver our services and new errors in our existing software services may be detected in the future. In addition, our customers may use our software services in unanticipated ways that may cause a disruption in software service for other customers attempting to access our data. Because the services we provide are important to our customers’ businesses, any errors, defects, or disruptions in the hardware or software used to produce or deliver our services could hurt our reputation and may damage our customers’ businesses. If that occurs, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales, or customers may make claims against us, which could adversely impact our business, financial position, and results of operations.

Interruptions, delays, or unreliability in the delivery of our services could adversely affect our reputation and reduce our revenues.

Our customers currently access our services via the Internet. We currently rely on third parties to provide data services and disaster recovery data services. Despite any precautions we may take, any unsuccessful or delayed data transfers may impair the delivery of our services. Further, any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business may be further harmed if customers and potential customers believe our services are unreliable.

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

We expect that the market for our services will be characterized by changing technology, evolving industry standards, frequent new service announcements and enhancements and changing customer demands. The introduction of new services incorporating new technologies and the emergence of new industry standards could render existing services obsolete and/or challenge current accepted levels of precision of data measurement. Additionally, advertising-supported media may be challenged by new technologies that could have an effect on the advertising industry, our customers, and our services. Our continued success will depend on our ability to adapt to changing technologies and to improve the performance, features, and reliability of our services in response to changing customer and industry demands. We may experience difficulties that could delay or prevent the successful design, development, testing, introduction, or marketing of our services. Our new services, such as our PPM ratings service, or enhancements to our existing services, may not adequately meet the requirements of our current and prospective customers or achieve any degree of significant market acceptance. Failure to successfully adapt to changing technologies and customer demands, either through the development and marketing of new services, or through enhancements to our existing services, our business, financial position, and results of operations could be adversely affected.

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

We recently formed a cross-platform media measurement group, which could have a material adverse impact on our business.

We recently formed a cross-platform media measurement group. The cross-platform media measurement group leverages the PPM technology and domestic and international partnerships. We do not have significant experience in designing, operating, maintaining or integrating cross-platform services among television, radio, Internet, mobile and place-based media. This business may fail, or incur significant losses. Our entry into cross-platform measurement may bring risks of which we are currently unaware and could have a material adverse impact on our business.

We are dependent on our proprietary software and hardware systems for current and future business requirements. Significant delays in the completion of these systems, cost overages and/or inadequate performance or failure of the systems once completed could adversely impact our business, financial position and operating results.

We are becoming increasingly reliant on our proprietary software and hardware systems. We are engaged in an effort to upgrade, enhance, and, where necessary, replace our internal processing software for Diary and PPM ratings services, and our client software. Significant delays in the completion of these systems, or cost overages, could have an adverse impact on our business and inadequate performance or failure of these systems, once completed, could adversely impact our business, financial position and operating results.

If our proprietary systems such as PPM devices, in-home beacons, media encoders, or related firmware inadequately perform or fail, our ability to provide our PPM ratings services could be significantly impacted and such impact could materially and adversely impact our business, financial position and operating results.

Operation of the PPM ratings service is dependent on a single vendor that assembles the PPM equipment according to our proprietary design as well as on those who manufacture parts.

We will need to purchase equipment used in the PPM ratings service and we are currently dependent on one vendor to assemble our PPM equipment. The equipment must be assembled by the vendor in a timely manner, in the quantities needed and with the quality necessary to function appropriately in the market. Certain specialized parts used in the PPM equipment may impact the manufacturing and the timing of the delivery of the equipment to us. We may become liable for design or manufacturing defects in the PPM equipment. In addition, if countries and states enact additional regulations limiting certain materials, we may be required to redesign some of our PPM components to meet these regulations. A redesign process, whether as a result of changed environmental regulations or our ability to obtain quality parts, may impact the manufacturing and timing of the delivery of the equipment to us. Our failure to obtain, in a timely manner, sufficient quantities of quality equipment to meet our needs could adversely impact the commercial deployment of the PPM ratings service and therefore could adversely impact our operating results.

Ownership shifts in the radio broadcasting industry may put pressure on the pricing of our quantitative radio audience measurement service and related software sales, thereby leading to decreased earnings growth.

Ownership shifts in the radio broadcasting industry could put pressure on the pricing of our quantitative radio audience ratings service and related software sales, from which we derive a substantial portion of our total revenue. We price our quantitative radio audience ratings service and related software applications on a per radio station, per service or per product basis, negotiating licenses and pricing with the owner of each radio station or group of radio stations. If we agree to make substantial price concessions, it could adversely impact our business, financial position and operating results.

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

Advertisers are pursuing increased accountability from the media industry for a return on their investments made in media which could reduce demand for our services.

If advertisers see radio as less accountable, advertisers may shift advertising expenditures away from media that they perceive as less accountable. As a result, advertising agencies and radio stations may be less likely to purchase our media information services, which could have an adverse impact on our business, financial position and operating results.

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

If the lump- sum payments made to retiring participants in our defined benefit plans exceed the total of the service cost and the interest cost in 2010, we would need to record a loss, which may materially reduce our operating results.

Our defined benefit plans allow participants to receive a lump-sum distribution for benefits earned in lieu of annuity payments when they retire from Arbitron. If the lump-sum distributions made for a calendar year exceed the total of the service cost and interest cost, we must recognize for that year’s results of operations the pro rata portion of unrecognized actuarial loss equal to the percentage reduction of the projected benefit obligation. During the years ended December 31, 2009 and 2008, lump-sum payments in certain of our defined benefit plans exceeded the total of the service cost and the interest cost. This resulted in the recognition of a loss in the amount of $1.8 million and $1.7 million for the years ended December 31, 2009 and 2008, respectively. We expect that the lump-sum payments in certain of our defined benefit plans will again exceed the total of the service cost and the interest cost in 2010, and the adjustment could materially reduce operating results. See Note 14 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for more information regarding our retirement plans.

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

Our revolving credit facility expires on December 20, 2011, and we may not be able to replace it on favorable market terms, or at all.

We compete in the capital markets with other potential borrowers. Our revolving credit facility expires on December 20, 2011. We may not be able to replace it on favorable market terms, or at all. If we are unable to replace it, if market conditions are unfavorable or we are unable to obtain alternative sources of liquidity, we could be adversely impacted.

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

Our headquarters is located at 9705 Patuxent Woods Drive, Columbia, Maryland. In addition, we have five regional sales offices located in the metropolitan areas of New York City, New York; Atlanta, Georgia; Illinois; Dallas, Texas; and Los Angeles, California; and operations offices in Dallas, Texas; Birmingham, Alabama; and Kochi, India. We conduct all of our operations in leased facilities. Most of these leases contain renewal options and require payments for taxes, insurance and maintenance in addition to base rental payments. We believe that our facilities are sufficient for their intended purposes and are adequately maintained.

ITEM 3.	LEGAL PROCEEDINGS

We are involved, from time to time, in litigation and proceedings, including with governmental authorities, arising out of the ordinary course of business. Legal costs for services rendered in the course of these proceedings are charged to expense as they are incurred.

On April 30, 2008, Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund filed a securities class action lawsuit in the United States District Court for the Southern District of New York on behalf of a purported Class of all purchasers of Arbitron common stock between July 19, 2007, and November 26, 2007. The plaintiff asserts that Arbitron, Stephen B. Morris (our former Chairman, President and Chief Executive Officer), and Sean R. Creamer (our Executive Vice President, Finance and Planning & Chief Financial Officer) violated federal securities laws. The plaintiff alleges misrepresentations and omissions relating, among other things, to the delay in commercialization of our PPM ratings service in November 2007, as well as stock sales during the period by company insiders who were not named as defendants and Messrs. Morris and Creamer. The plaintiff seeks class certification, compensatory damages plus interest and attorneys’ fees, among other remedies. On September 22, 2008 the plaintiff filed an Amended Class Action Complaint. On November 25, 2008, Arbitron, Mr. Morris, and Mr. Creamer each filed Motions to Dismiss the Amended Class Action Complaint. On January 23, 2009, the plaintiff filed a Memorandum of Law in Opposition to Defendants’ Motions to Dismiss the Amended Class Action Complaint. On February 23, 2009, Arbitron, Mr. Morris, and Mr. Creamer filed replies in support of their Motions to Dismiss. In September 2009, the plaintiff sought leave to file a Second Amended Class Action Complaint in lieu of oral argument on the pending Motions to Dismiss. The court granted leave to file a Second Amended Class Action Complaint and denied the pending Motions to Dismiss without prejudice. On or about October 19, 2009, the plaintiff filed a Second Amended Class Action Complaint. Briefing on motions to dismiss the Second Amended Class Action Complaint is not scheduled to be completed until March 2010.

On or about June 13, 2008, a purported stockholder derivative lawsuit, Pace v. Morris, et al., was filed against Arbitron, as a nominal defendant, each of our directors, and certain of our current and former executive officers in the Supreme Court of the State of New York for New York County. The derivative lawsuit is based on essentially the same substantive allegations as the securities class action lawsuit. The derivative lawsuit asserts claims against the defendants for misappropriation of information, breach of fiduciary duty, abuse of control, and unjust enrichment. The derivative plaintiff seeks equitable and/or injunctive relief, restitution and disgorgement of profits, plus attorneys’ fees and costs, among other remedies.

The Company intends to defend itself and its interests vigorously against these allegations.

On April 22, 2009, the Company filed suit in the United States District Court for the Southern District of New York against John Barrett Kiefl seeking a judgment that Arbitron is the sole owner and assignee of certain patents relating to Arbitron’s Portable People Meter technology. On July 22, 2009, Mr. Kiefl filed an answer and counterclaim and seeks a judgment that: (i) Arbitron is not the sole owner of the patents at issue, (ii) he is an inventor and owner of one of the patents at issue, (iii) Arbitron breached certain non-disclosure agreements entered into with Mr. Kiefl, (iv) for unjust enrichment, and (v) he receive further relief as the court may deem just and proper. Recently, Mr. Kiefl has abandoned his claim that Arbitron breached the non-disclosure agreements with Arbitron. Arbitron has moved to dismiss both of Mr. Kiefl’s remaining claims. No decision has been issued by the Court.

The Company intends to prosecute its interests vigorously.

On November 12, 2009, Arbitron was named as a defendant in an action filed in Mississippi State Court entitled Dowdy & Dowdy Partnership, d/b/a WZKX (FM) v. Arbitron Inc., Clear Channel Communications, Inc. The Complaint alleges anti-competitive conduct including but not limited to price discrimination in violation of Mississippi state law. Arbitron answered, denying the allegations of the complaint, and removed the action to federal court in Mississippi. The case is pending. The plaintiff in the action is an entity related to JMD Inc., a company against which Arbitron obtained a money judgment in Federal Court in 2008 in the amount of $487,853.61. for breach of contract. After judgment was entered against JMD, Inc. and its appeal was unsuccessful, this action was commenced against Arbitron.

The Company intends to defend itself and its interests vigorously against these allegations.

On February 11, 2009, Arbitron commenced an action in New York State Court against Spanish Broadcasting System, Inc., (“SBS”) for breach of an encoding agreement that requires SBS to encode its radio station signals until at least December, 2012. Arbitron discovered on February 4, 2010, that SBS had shut down the PPM encoders. Upon filing of the Complaint, the Company also sought emergency relief from the Court requiring SBS to resume encoding immediately. At a hearing held on February, 11, 2010, the Court granted the Company’s request for a temporary restraining order compelling SBS to resume encoding and set a full hearing on Arbitron’s motion for a preliminary injunction for February 16, 2010. At the conclusion of the hearing on February 16, 2010, the Court continued the order compelling SBS to encode pending a written decision on the motion for a preliminary injunction which is expected within the next 2 months.

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

On October 10, 2008, the State of New York commenced a civil action against the Company in the Supreme Court of New York for New York County alleging false advertising and deceptive business practices in violation of New York consumer protection and civil rights laws relating to the marketing and commercialization in New York of our PPM ratings service (the “New York State Action”). The lawsuit sought civil penalties and an order preventing us from continuing to publish our PPM listening estimates in New York.

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

In connection with the New York Settlement, we have agreed to achieve specified metrics concerning telephone number-based, address-based, and cell-phone-only sampling, and to take all reasonable measures designed to achieve certain specified metrics concerning sample performance indicator and in-tab rates (the “Specified Metrics”) in our New York local market PPM ratings service by agreed dates. We also will make certain disclosures to users and potential users of our audience estimates, report to the New York Attorney General on our performance against the Specified Metrics, and make all reasonable efforts in good faith to obtain and retain accreditation by the MRC of our New York local market PPM ratings service. If, by October 15, 2009, we had not: (i) obtained accreditation from the MRC of our New York local market PPM ratings service, (ii) achieved all of the minimum requirements set forth in the New York Settlement, and (iii) taken all reasonable measures designed to achieve the minimum requirements set forth in the New York Settlement, the New York Attorney General reserved the right to rescind the New York Settlement and reinstitute litigation against us for the allegations made in the civil action. While we cannot provide any assurance that the New York Attorney General will not seek to reinstitute litigation against us for the allegations made in the civil action, we believe we have taken all reasonable measures to achieve the minimum requirements set forth in the New York Settlement.

We have paid $200,000 to the New York Attorney General in settlement of the claims and $60,000 for investigative costs and expenses.

On October 9, 2008, the Company and certain of our executive officers received subpoenas from the New York Attorney General regarding, among other things, the commercialization of the PPM ratings service in New York and purchases and sales of Arbitron securities by those executive officers. The New York Settlement does not affect these subpoenas.

New Jersey

On October 10, 2008, we commenced a civil action in the United States District Court for the District of New Jersey, seeking a declaratory judgment and injunctive relief against the New Jersey Attorney General to prevent any attempt by the New Jersey Attorney General to restrain our publication of our PPM listening estimates (the “New Jersey Federal Action”).

On October 10, 2008, the State of New Jersey commenced a civil action against us in the Superior Court of New Jersey for Middlesex County, alleging violations of New Jersey consumer fraud and civil rights laws relating to the marketing and commercialization in New Jersey of our PPM ratings service (the “New Jersey State Action”). The lawsuit sought civil penalties and an order preventing us from continuing to publish our PPM listening estimates in New Jersey.

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

In connection with the New Jersey Settlement, we have agreed to achieve, and in certain circumstances to take reasonable measures designed to achieve, Specified Metrics in our New York and Philadelphia local market PPM ratings services by agreed dates. We also will make certain disclosures to users and potential users of our audience estimates, report to the New Jersey Attorney General on our performance against the Specified Metrics, and make all reasonable efforts in good faith to obtain and retain accreditation by the MRC of our New York and Philadelphia local market PPM ratings services. If, by December 31, 2009, we had not obtained accreditation from the MRC of either our New York or Philadelphia local market PPM ratings service and also had failed to achieve all of the Specified Metrics, the New Jersey Attorney General reserved the right to rescind the New Jersey Settlement and reinstitute litigation against us for the allegations made in the New Jersey Action. While we cannot provide any assurance that the New Jersey Attorney General will not seek to reinstitute litigation against us for the allegations made in the civil action, we believe we have taken all reasonable measures to achieve the minimum requirements set forth in the New Jersey Settlement.

The Company has paid $130,000 to the New Jersey Attorney General for investigative costs and expenses.

Jointly in connection with the New York Settlement and the New Jersey Settlement, the Company also created and funded a non-response bias study in the New York market, funded an advertising campaign promoting minority radio in major trade journals, and paid a single lump sum of $100,000 to the National Association of Black Owned Broadcasters (“NABOB”) for a joint radio project between NABOB and the Spanish Radio Association to support minority radio.

Maryland

On February 6, 2009, we announced that we had reached an agreement with the Office of the Attorney General of Maryland regarding our PPM ratings services in the Washington, DC and Baltimore local markets. In connection with the Washington, DC local market we agreed to achieve, and in certain circumstances take reasonable measures designed to achieve Specified Metrics by agreed dates. We will also make certain disclosures to users and potential users of our audience estimates and take all reasonable efforts to obtain accreditation by the MRC of our Washington, DC local market PPM service. We have agreed to use comparable methods and comply with comparable terms in connection with the commercialization of the PPM service in the Baltimore local market that reflect the different demographic characteristics of that local market and the timetable for commercializing the PPM service in the Baltimore local market.

Florida

On July 14, 2009, the State of Florida commenced a civil action against us in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, alleging violations of Florida consumer fraud law relating to the marketing and commercialization in Florida of our PPM ratings service. The lawsuit seeks civil penalties of $10,000 for each alleged violation and an order preventing us from continuing to publish our PPM listening estimates in Florida. The Company has answered the Complaint and is in the process of negotiating a confidentiality agreement with the plaintiff regarding the exchange of documents. No further proceedings have taken place.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ARB.” As of February 19, 2010, there were 26,585,627 shares outstanding and 4,614 stockholders of record of our common stock.

The following table sets forth the high and low sale prices of our common stock as reported on the NYSE Composite Tape and the dividends declared per share of our common stock for each quarterly period for the past two years ended December 31, 2009 and 2008.

2009	1Q	2Q	3Q	4Q	Full Year

High	$17.44	$22.45	$21.07	$25.36	$25.36
Low	$10.57	$14.89	$14.87	$20.33	$10.57
Dividend	$0.10	$0.10	$0.10	$0.10	$0.40

2008	1Q	2Q	3Q	4Q	Full Year

High	$46.24	$51.50	$50.87	$44.69	$51.50
Low	$38.49	$43.15	$43.98	$9.90	$9.90
Dividend	$0.10	$0.10	$0.10	$0.10	$0.40

The transfer agent and registrar for our common stock is The Bank of New York.

On November 14, 2007, our Board of Directors authorized a program to repurchase up to $200.0 million in shares of our outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of up to two years. No shares of common stock were purchased under the program during the year ended December 31, 2009. As of November 14, 2009, the program expiration date, 2,247,000 shares of common stock had been repurchased under this program for $100.0 million.

Arbitron Purchases of Equity Securities

			Total Number	Maximum Dollar Value
	Total Number of	Average Price	of Shares Purchased	of Shares That May
	Shares	Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Program	Under the Program

October 1 - December 31	—	$—	—	$—

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read together with the information under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Arbitron’s consolidated financial statements and related notes included in this Annual Report on Form 10-K. Our statements of income for the years ended December 31, 2009, 2008, and 2007 and balance sheet data as of December 31, 2009, and 2008 set forth below are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of income data for the years ended December 31, 2006, and 2005 and balance sheet data as of December 31, 2007, 2006, and 2005 are derived from audited consolidated financial statements of Arbitron not included in this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Statement of Income Data
Revenue	$384,952	$368,824	$338,469	$319,335	$300,368
Costs and expenses	330,111	312,359	279,187	243,386	206,718

Operating income	54,841	56,465	59,282	75,949	93,650
Equity in net income of affiliate(s)	7,637	6,677	4,057	7,748	7,829

Income from continuing operations before interest and income tax expense	62,478	63,142	63,339	83,697	101,479
Interest expense (income), net	1,346	1,593	(1,453)	3,092	971

Income from continuing operations before income tax expense	61,132	61,549	64,792	80,605	100,508
Income tax expense	18,972	24,330	24,288	30,259	33,218

Income from continuing operations	42,160	37,219	40,504	50,346	67,290
Income (loss) from discontinued operations, net of taxes	—	(39)	(324)	312	18

Net income	$42,160	$37,180	$40,180	$50,658	$67,308

Net Income Per Weighted Average Common Share
Basic
Continuing operations	$1.59	$1.37	$1.38	$1.68	$2.16
Discontinued operations	—	—	(0.01)	0.01	—

Net income per share, basic	$1.59	$1.37	$1.37	$1.69	$2.16

Diluted
Continuing operations	$1.58	$1.37	$1.37	$1.67	$2.14
Discontinued operations	—	—	(0.01)	0.01	—

Net income per share, diluted	$1.58	$1.36	$1.35	$1.68	$2.14

Cash dividends declared per share	$0.40	$0.40	$0.40	$0.40	$0.40
Weighted average common shares used in calculations
Basic	26,493	27,094	29,399	29,937	31,179
Diluted	26,676	27,259	29,665	30,086	31,500
Balance Sheet Data
Current assets	$75,179	$73,845	$68,618	$105,545	$160,926
Total assets	203,829	199,597	180,543	210,320	254,708
Long-term debt, including the short-term portion thereof	68,000	85,000	12,000	—	50,000
Stockholders’ equity (deficit)	$30,575	$(14,495)	$48,200	$89,256	$96,182
Share-based Compensation Data
Share-based compensation expense	$10,031	$8,415	$6,532	$6,545	$426

Certain per share data amounts may not total due to rounding.

As of January 1, 2006, we adopted the recognition provisions for share-based awards based upon the fair-value of the award on the date of grant and the allocation of the total expense over the vest life of the award. See Note 15 to the Notes to the Consolidated Financial Statements for further discussion and analysis.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto that follow in this Annual Report on Form 10-K.

Overview

Historically, our quantitative radio ratings services and related software have accounted for a substantial majority of our revenue. Our radio audience ratings services and the related software revenues represented 90 percent, 89 percent, and 88 percent of our total revenue in 2009, 2008, and 2007, respectively. While we expect that our quantitative radio ratings services and related software will continue to account for the majority of our revenue for the foreseeable future, we are actively seeking opportunities to diversify our revenue base by, among other things, leveraging the investment we have made in our PPM technology by exploring applications of the technology beyond our domestic radio ratings business.

We are in the process of executing our previously announced plan to commercialize progressively our PPM radio ratings service in the largest United States radio markets, which we currently anticipate will result in commercialization of the service in 48 local markets by December 2010. According to our analysis of BIA’s 2009 Investing in Radio Market Report, those broadcasters with whom we have entered into multi-year PPM agreements account for most of the total radio advertising dollars in the PPM markets. These agreements generally provide for a higher fee for PPM-based ratings than we charge for Diary-based ratings. As a result, we expect that the percentage of our revenues derived from our radio ratings and related software is likely to increase as we commercialize the PPM service. Growth in revenue is expected for 2010 due to a full year impact of revenue recognized for the 33 PPM Markets commercialized prior to 2010, as well as the partial year impact related to the 15 PPM Markets scheduled for commercialization during the latter half of 2010. However, the full revenue impact of the launch of each PPM Market is not expected to occur within the first year after commercialization because our customer contracts allow for phased-in pricing toward the higher PPM service rate over a period of time.

Nielsen’s signing of Cumulus and Clear Channel as customers for its radio ratings service in certain small to mid-sized markets resulted in a $5.0 million negative impact on revenue we would have received for the year ended December 31, 2009, and is anticipated to adversely impact our expected revenue by approximately $10.0 million per year thereafter. Due to the impact of the current economic downturn on anticipated sales of discretionary services and renewals of agreements to provide ratings services, as well as the high penetration of our current services in the radio broadcasting business, we expect that our future annual organic rate of revenue growth from our quantitative Diary-based radio ratings services will be slower than historical trends.

We depend on a limited number of key customers for our radio ratings services and related software. For example, in 2009, Clear Channel represented 19 percent of our total revenue. We cannot provide any assurances that we could replace the revenue that would be lost if any of our key customers failed to renew all or part of their agreements with us or became insolvent. The loss of any key customer would materially impact our business, financial position, and operating results. Because many of our largest customers own and operate radio stations in markets that we expect to transition to PPM measurement, we expect that our dependence on our largest customers will continue for the foreseeable future.

We anticipate that PPM costs and expenses will accelerate six to nine months in advance of the commercialization of the service in each PPM Market as we build the panels. These costs are incremental to the costs associated with our Diary-based ratings service. In addition, we expect to increase the percentage of cell-phone-only households in both the Diary and PPM services, which we expect will increase our annual cost of revenue.

We continue to operate in a highly challenging business environment. Our future performance will be impacted by our ability to address a variety of challenges and opportunities in the markets and industries we serve. Such challenges and opportunities include our ability to continue to maintain and improve the quality of our PPM service, and manage increased costs for data collection, arising from, among other things, increased numbers of cell-phone-only households, which are more expensive for us to recruit than are households with landline telephones. Our goal is to obtain and/or maintain MRC accreditation in all of our PPM Markets, and develop and implement effective and efficient technological solutions to measure cross-platform media and advertising.

Protecting and supporting our existing customer base, and ensuring our services are competitive from a price, quality and service perspective are critical components to these overall goals, although there can be no guarantee that we will be successful in our efforts.

Restructuring, Reorganization and Expense Reduction Plan

During the first quarter of 2009, we implemented a restructuring, reorganization, and expense reduction plan (the “Plan”). Part of the Plan included reducing our full-time workforce by approximately 10 percent. During 2009, we incurred restructuring charges, related principally to severance, termination benefits, retirement plan settlement charges, outplacement support and certain other expenses that were incurred as part of the Plan.

In accordance with our retirement plan provisions, participants may elect, at their option, to receive their retirement benefits either in a lump sum payment or an annuity. If the lump sum distributions paid during the year exceed the total of the service cost and interest cost for the retirement plan year, we must recognize for that year’s results of operations the pro rata portion of any unrecognized gain or loss equal to the percentage reduction of the projected benefit obligation. During 2009, the aggregate of lump sum distribution elections by a number of pension plan participants who were terminated as part of the Plan, resulted in the recognition of a non-cash charge for the settlement related to two of the Company’s retirement plans. For the year ended December 31, 2009, we incurred non-cash settlement charges of $1.8 million and a total restructuring charge, including the non-cash settlement charges, of $10.0 million.

Investment in TRA

We made a $3.4 million minority investment in preferred stock of TRA in May 2009. We account for our investment in TRA using the cost method of accounting, which requires a measurement of the Fair Market Value (“FMV”) of the investment in order to determine if an impairment of the asset has occurred. We believe the carrying value of TRA approximates its FMV.

TRA’s shares are not publicly traded, which makes it difficult to ascertain its FMV. However, TRA is currently engaged in raising additional capital, which it has indicated to us it expects to complete in the first half of 2010. We will re-evaluate the value of our investment based on the results of the capital raise.

Legal Expenses

During 2009 and 2008, we incurred approximately $8.8 million in aggregate legal costs and expenses in connection with two securities-law civil actions and a governmental interaction, relating primarily to the commercialization of our PPM radio ratings service. For additional information regarding the Company’s legal interactions, see “Item 3. — Legal Proceedings.” As of December 31, 2009, we received $2.0 million in insurance reimbursements related to these legal actions and estimated that an additional $3.5 million of the aggregate costs and expenses were probable for recovery under our Director and Officer insurance policy. During the first quarter of 2010, we received $0.4 million from our Director and Officer insurance carrier and we reached a settlement for $3.1 million, which we also expect to receive during the first quarter of 2010. We are also involved in other legal matters for which we do not expect that the legal costs and expenses will be recoverable through insurance. We can provide no assurance that we will not continue to incur legal costs and expenses at comparable or higher levels in the future. For further information regarding these legal costs, see “— Critical Accounting Policies and Estimates.”

General Economic Conditions

Our customers derive most of their revenue from transactions involving the sale or purchase of advertising. During recent challenging economic times, advertisers have reduced advertising expenditures, impacting advertising agencies and media. As a result, advertising agencies and media companies have been and may continue to be less likely to purchase our services, which has and could continue to adversely impact our business, financial position, and operating results.

Since September 2008, we have experienced an increase in the average number of days our sales have been outstanding before we have received payment, which has resulted in a material increase in trade accounts receivable as compared to historical trends. Our accounts receivable remained at this elevated level throughout 2009, however, the increase since December 31, 2008 was not significant. If the economic downturn expands or is sustained for an extended period into the future, it may also lead to increased incidence of customers’ inability to pay their accounts, an increase in our provision for doubtful accounts, and a further increase in collection cycles for accounts receivable or insolvency of our customers.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that both are important to the presentation of our financial position and results of operations, and require our most difficult, complex or subjective judgments.

Software development costs.  We capitalize software development costs with respect to significant internal use software initiatives or enhancements from the time that the preliminary project stage is completed and management considers it probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are amortized over periods of three to five years. We perform an assessment quarterly to determine if it is probable that all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value. As of December 31, 2009, and 2008, our capitalized software developed for internal use had carrying amounts of $23.9 million and $22.6 million, respectively, including $13.7 million and $13.3 million, respectively, of software related to the PPM service.

Deferred income taxes.  We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax assets and liabilities for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make assumptions, judgments and estimates to determine the current provision for income taxes and also deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our assumptions, judgments, and estimates relative to the current provision for income taxes take into account current tax laws, interpretation of current tax laws and possible outcomes of current and future audits conducted by domestic and foreign tax authorities. Changes in tax law or interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in the consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account forecasts of the amount and nature of future taxable income. Actual operating results and the underlying amount and nature of income in future years could render current assumptions, judgments and estimates of recoverable net deferred tax assets inaccurate. We believe it is more likely than not that we will realize the benefits of these deferred tax assets. Any of the assumptions, judgments and estimates mentioned above could cause actual income tax obligations to differ from estimates, thus impacting our financial position and results of operations.

We include, in our tax calculation methodology, an assessment of the uncertainty in income taxes by establishing recognition thresholds for our tax positions. Inherent in our calculation are critical judgments by management related to the determination of the basis for our tax positions. For further information regarding our unrecognized tax benefits, see Note 13 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Insurance Receivables.  During 2008, we became involved in two securities-law civil actions and a governmental interaction primarily related to the commercialization of our PPM service. During 2009 and 2008, we incurred a combined total of $8.8 million in legal fees and expenses in connection with these matters. As of December 31, 2009, $2.0 million in insurance reimbursements related to these legal actions was received. As of December 31, 2009, and 2008, we estimated that $3.5 million and $4.8 million, respectively, of such legal fees and expenses were probable for future receipt under our Directors and Officers insurance policy. These amounts are included in our prepaid expenses and other current assets on our balance sheet.

During 2008 and 2009, we incurred a combined total of $2.7 million of business interruption losses and damages as a result of Hurricane Ike. We estimated that insurance reimbursements for a portion of these expenses were probable for future receipt under our insurance policy. We recorded $0.9 million and $1.0 million, as of December 31, 2009, and 2008, respectively, as an insurance claims receivable and included such estimates within our prepaid expenses and other current assets on our balance sheet. As of December 31, 2009, approximately $0.5 million in insurance reimbursements were received.

Results of Operations

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

The following table sets forth information with respect to our consolidated statements of income for the years ended December 31, 2009 and 2008.

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Years Ended		Increase		Percentage
	December 31,		(Decrease)		of Revenue
	2009	2008	Dollars	Percent	2009	2008

Revenue	$384,952	$368,824	$16,128	4.4%	100.0%	100.0%

Costs and expenses
Cost of revenue	196,269	185,632	10,637	5.7%	51.0%	50.3%
Selling, general and administrative	81,866	85,315	(3,449)	(4.0)%	21.3%	23.1%
Research and development	42,008	41,412	596	1.4%	10.9%	11.2%
Restructuring and reorganization	9,968	—	9,968	NM	2.6%	0.0%

Total costs and expenses	330,111	312,359	17,752	5.7%	85.8%	84.7%

Operating income	54,841	56,465	(1,624)	(2.9)%	14.2%	15.3%
Equity in net income of affiliate(s)	7,637	6,677	960	14.4%	2.0%	1.8%

Income from continuing operations before interest and tax expense	62,478	63,142	(664)	(1.1)%	16.2%	17.1%
Interest income	49	623	(574)	(92.1)%	0.0%	0.2%
Interest expense	1,395	2,216	(821)	(37.0)%	0.4%	0.6%

Income from continuing operations before income tax expense	61,132	61,549	(417)	(0.7)%	15.9%	16.7%
Income tax expense	18,972	24,330	(5,358)	(22.0)%	4.9%	6.6%

Income from continuing operations	42,160	37,219	4,941	13.3%	11.0%	10.1%
Discontinued operations
Loss from discontinued operations, net of taxes	—	(462)	462	NM	—	(0.1)%
Gain on sale, net of taxes	—	423	(423)	NM	—	0.1%

Total loss from discontinued operations, net of taxes	—	(39)	39	(100.0)%	—	(0.0)%

Net income	$42,160	$37,180	$4,980	13.4%	11.0%	10.1%

Income per weighted average common share
Basic
Continuing operations	$1.59	$1.37	$0.22	16.1%
Discontinued operations	—	—	—	—

Net income per share, basic	$1.59	$1.37	$0.22	16.1%

Diluted
Continuing operations	$1.58	$1.37	$0.21	15.3%
Discontinued operations	—	—	—	—

Net income per share, diluted	$1.58	$1.36	$0.22	16.2%

Cash dividends declared per common share	$0.40	$0.40	$—	—

Certain per share data and percentage amounts may not total due to rounding.

NM — not meaningful

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Years Ended		Increase
	December 31,		(Decrease)
	2009	2008	Dollars	Percent

Other data:
EBIT(1)	$62,478	$63,142	$(664)	(1.1)%
EBITDA(1)	$85,847	$80,605	$5,242	6.5%
EBIT and EBITDA Reconciliation(1)
Income from continuing operations	$42,160	$37,219	$4,941	13.3%
Income tax expense	18,972	24,330	(5,358)	(22.0)%
Interest (income)	(49)	(623)	574	(92.1)%
Interest expense	1,395	2,216	(821)	(37.0)%

EBIT(1)	62,478	63,142	(664)	(1.1)%
Depreciation and amortization	23,369	17,463	5,906	33.8%

EBITDA(1)	$85,847	$80,605	$5,242	6.5%

(1)	EBIT (earnings before interest and income taxes) and EBITDA (earnings before interest, income taxes, depreciation and amortization) are non-GAAP financial measures that we believe are useful to investors in evaluating our results. For further discussion of these non-GAAP financial measures, see paragraph below entitled “EBIT and EBITDA.”

Revenue.  Revenue increased 4.4% or $16.1 million for the year ended December 31, 2009, as compared to 2008. Revenue increased, in particular, by $86.9 million due to the partial year impact of the commercialization of 19 PPM Markets during 2009, as well as the full year impact of the 12 PPM Markets commercialized during 2008. Higher fees are charged for PPM-based ratings than for Diary-based ratings within the PPM Markets commercialized. The increase in revenue due to PPM Market commercialization was largely offset by a $64.7 million decrease related to the transition from our Diary-based ratings service. PPM International sales increased by $1.5 million for the year ended December 31, 2009, as compared to 2008.

These net increases were partially offset by a $5.0 million reduction in revenue associated with two customers, primarily Cumulus, Inc., for our Diary-based radio ratings service in a limited number of small and medium sized markets. The growth rate of our ratings revenue was also diminished due to decreased demand for discretionary services, such as software and qualitative data services, in the currently challenging economic environment. Revenue associated with these two qualitative services decreased by $2.7 million for the year ended December 31, 2009, as compared to 2008.

Cost of Revenue.  Cost of revenue increased by 5.7% or $10.6  million for the year ended December 31, 2009, as compared to 2008. Cost of revenue increased due to $18.6 million of increased PPM service related costs, including $2.0 million in increased cell-phone-only household recruitment for our PPM service, incurred to build and manage PPM panels for the 33 PPM Markets commercialized in total as of December 31, 2009, as compared to the 14 PPM Markets commercialized as of December 31, 2008. In addition, we spent $6.4 million on cell-phone-only household recruitment initiatives for our Diary service during 2009 and $2.9 million in increased costs incurred during the year ended December 31, 2009, to support the increased infrastructure within our computer center. These increases were partially offset by a $9.1 million decrease in Diary data collection and processing costs, excluding Diary cell-phone-only household recruitment, as a result of the transition from our Diary service to the PPM service in certain markets, and a $4.9 million decrease associated with labor cost reductions resulting from our restructuring initiative. Scarborough royalty costs decreased by $1.4 million for the year ended December 31, 2009, as compared to 2008, due to the decreased demand for discretionary services, such as software and qualitative data services.

Selling, General, and Administrative.  Selling, general, and administrative expense decreased by 4.0% or $3.4 million for the year ended December 31, 2009, as compared to 2008, due primarily to a $4.8 million decrease related to cost savings incurred as a result of our restructuring and reorganization plan, a $2.5 million decrease in net legal costs and a $0.7 million decrease in employee incentive compensation expense. These decreases in selling, general, and administrative expense were partially offset by an increase in share-based compensation expense of $2.3 million, a $1.3 million insurance recovery reversal associated with an insurance claim settlement for certain legal matters and governmental interactions, and a $1.1 million increase in our bad debt expense primarily due to the impact of the declining economy for the year ended December 31, 2009, as compared to 2008.

Restructuring and Reorganization.  During 2009, we reduced our workforce by approximately 10 percent of our full-time employees. We incurred $10.0 million of pre-tax restructuring charges, related principally to severance, termination benefits, outplacement support, and certain other expenses in connection with our restructuring plan, including a $1.8 million settlement loss related to two of our retirement plans.

Equity in Net Income of Affiliates.  Equity in net income of affiliates increased by 14.4% or $1.0 million for the year ended December 31, 2009, as compared to 2008, due primarily to the termination of the Project Apollo affiliate in June 2008. Our share of the Project Apollo affiliate loss was $1.9 million for the year ended December 31, 2008, as compared to no loss incurred for 2009. This increase was partially offset by a decrease in our share of the Scarborough affiliate income of $0.9 million for the year ended December 31, 2009, as compared to 2008.

Income Tax Expense.  The effective tax rate on continuing operations was 31.0% for the year ended December 31, 2009. The effective tax rate decreased from 39.5% in 2008 to 31.0% in 2009 primarily due to a $4.8 million tax benefit recognized as a result of a favorable state tax ruling received during the fourth quarter of 2009.

Net Income.  Net income increased by 13.4% or $5.0 million for the year ended December 31, 2009, as compared to 2008, primarily due to the increased revenue associated with our transition to our PPM service, net of costs incurred in our continuing efforts to further build and operate our PPM service panels for the 33 PPM Markets commercialized as of December 31, 2009. Such efforts include supporting recruitment initiatives aimed at increasing our representation of cell-phone-only households within our audience ratings services. Net income was favorably impacted by a nonrecurring state net operating loss tax benefit in the amount of $4.8 million recorded during the fourth quarter of 2009, and net income was adversely impacted by a $1.3 million insurance recovery reversal associated with an insurance claim settlement for certain legal matters and governmental interactions.

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

EBIT decreased by $0.7 million for the year ended December 31, 2009, as compared to 2008. However, EBITDA increased by 6.5% or $5.2 million because this non-GAAP financial measure excludes depreciation and amortization, which for the year ended December 31, 2009, increased by 33.8%, as compared to 2008.

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

The following table sets forth information with regard to pension settlement costs and expenses recognized for the year ended December 31, 2008.

(Dollars in thousands)
2008

Cost of revenue	$885
Selling, general, and administrative	484
Research and development	301

Total costs and expenses	$1,670

Revenue.  Revenue increased 9.0% or $30.4 million for the year ended December 31, 2008, as compared to 2007, due primarily to the commercialization of 12 additional PPM markets during 2008, a full year of currency revenue associated with the Houston-Galveston and Philadelphia markets commercialized in the first half of 2007, and increases related to the radio ratings subscriber base, contract renewals, and price escalations in multiyear customer contracts for our PPM service and Diary-based quantitative rating business. During the last three years, our efforts to support the commercialization of our PPM ratings service have had a material negative impact on our results of operations.

Cost of Revenue.  Cost of revenue increased by 18.1% or $28.5 million for the year ended December 31, 2008, as compared to 2007. The increase in cost of revenue was largely attributable to a $24.8 million increase associated with our PPM ratings service, which was due primarily to increased costs related to additional markets commercialized in 2008 and certain markets expected to be commercialized in 2009. The increase in cost of revenue for 2008, as compared to 2007, also includes a $3.5 million increase in expenses on initiatives in support of our Diary rating business.

Selling, General, and Administrative.  Selling, general, and administrative expense increased by 7.3% or $5.8 million for the year ended December 31, 2008, as compared to 2007, due primarily to a $5.8 million increase in legal costs, net of anticipated insurance recoveries, related to certain legal matters and governmental interactions, a $1.7 million increase in marketing efforts mainly related to supporting our PPM service, and a $1.7 million increase in non-cash share-based compensation for the year ended December 31, 2008, as compared to 2007, partially offset by a $2.9 million decrease from cost-saving initiatives in our sales and marketing divisions.

Research and Development.  Research and development expense decreased 2.6% or $1.1 million during the year ended December 31, 2008, as compared to 2007. The decrease in research and development expenses resulted primarily from a $4.3 million reduction associated with the development of the next generation of our client software, and a $1.2 million decrease in expenses associated with the development of our accounts receivable and contract management system, largely offset by a $2.2 million increase related to applications and infrastructure to support our PPM service, a $1.4 million increase associated with supporting our Diary service, and $0.8 million in increased expenses incurred in expanding our technology operations in India.

Equity in Net Income of Affiliates.  Equity in net income of affiliates increased by 64.6% or $2.6 million due to the termination of the Project Apollo affiliate in June 2008. Project Apollo losses were reported for four quarters during the year ended December 31, 2007 and only two quarters during 2008.

Interest Income.  Interest income decreased by 70.6% or $1.5 million due to a $30.9 million decrease in the average aggregate cash and short-term investment balance for the year ended December 31, 2008, as compared to 2007.

Interest Expense.  Interest expense increased by 233.2% or $1.6 million due to the interest incurred on average debt of $57.2 million for the year ended December 31, 2008, as compared to $4.5 million of average debt outstanding during 2007. The interest expense incurred during 2007 was primarily related to ongoing credit facility fees and the scheduled amortization of deferred financing costs.

Net Income.  Net income decreased 7.5% or $3.0 million for the year ended December 31, 2008, as compared to the same period in 2007, due primarily to our continuing efforts to further build and operate our PPM service panels for markets launched in the third quarter of 2008, including New York, Nassau-Suffolk (Long Island), Middlesex-Somerset-Union, Los Angeles, Riverside-San Bernardino, Chicago, San Francisco, and San Jose; and those markets commercialized in the fourth quarter of 2008 and the first quarter of 2009, including Atlanta, Dallas-Ft. Worth, Washington DC, Detroit, and Boston. Net income was also negatively impacted by certain lawsuits and governmental interactions occurring in 2008, a portion of which is not expected to be covered by insurance, as well as cost and expenses related to pension settlements recognized under SFAS No. 88. These decreases to net income were partially offset by cost reductions associated with research and development and the termination of the Project Apollo affiliate, which was operating at a loss.

EBIT and EBITDA.  We believe that presenting EBIT and EBITDA, both non-GAAP financial measures, as supplemental information helps investors, analysts, and others, if they so choose, in understanding and evaluating our operating performance in some of the same manners that we do because EBIT and EBITDA exclude certain items that are not directly related to our core operating performance. We reference these non-GAAP financial measures in assessing current performance and making decisions about internal budgets, resource allocation and financial goals. EBIT is calculated by deducting interest income from income from continuing operations and adding back interest expense and income tax expense to income from continuing operations. EBITDA is calculated by deducting interest income from income from continuing operations and adding back interest expense, income tax expense, and depreciation and amortization to income from continuing operations. EBIT and EBITDA should not be considered substitutes either for income from continuing operations, as indicators of our operating performance, or for cash flow, as measures of our liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. EBIT decreased by 0.3% or $0.2 million for the year ended December 31, 2008, as compared to 2007, due to the same reasons previously mentioned for our decreased net income. EBITDA increased 6.2% or $4.7 million because this non-GAAP financial measure excludes depreciation and amortization, which for 2008, experienced an increasing net trend resulting from higher PPM capital expenditures in 2008, as compared to 2007.

Liquidity and Capital Resources

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

Liquidity indicators

	As of December 31,	As of December 31,
	2009	2008	Change

Cash and cash equivalents	$8,217	$8,658	$(441)
Working deficit	$(10,737)	$(28,592)	$17,855
Working capital, excluding deferred revenue	$32,411	$28,712	$3,699
Total long-term debt	$68,000	$85,000	$(17,000)

Over the last two years, we have relied upon our cash flow from operations, supplemented by borrowings under our available revolving credit facility (“Credit Facility”) as needed, to fund our dividends, capital expenditures, contractual obligations, and share repurchases. We expect that our cash position as of December 31, 2009, cash flow generated from operations, and our Credit Facility will be sufficient to support our operations for the next 12 to 24 months. See “Credit Facility” for further discussion of the relevant terms of our Credit Facility.

Operating activities.  For the year ended December 31, 2009, the net cash provided by operating activities was $57.3 million, which was primarily due to $85.8 million in EBITDA, as discussed and reconciled to income from continuing operations in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations,” partially offset by $23.7 million in income taxes paid during 2009.

Net cash provided by operating activities also reflects a $5.3 million decrease related to increased accounts receivable balances resulting from higher billings and from slower collections from our customers in the midst of a declining economy. As a result, our collection cycle has lengthened and our accounts receivable balance as of December 31, 2009, is higher than our historical trends.

Investing activities.  Net cash used in investing activities was $35.1 million and $31.5 million for the years ended December 31, 2009, and 2008, respectively. This $3.6 million increase in cash used in investing activities was primarily due to a $2.3 million increase in equity and other investments related to our $3.4 million investment in TRA in 2009, as compared to our $1.1 million investment in Project Apollo during 2008. The increase in net cash used in investing activities was also due to a $2.1 million net cash inflow during the prior year associated with our discontinued operation of Continental Research, which was sold during 2008. See Note 3 — Discontinued Operations to the Notes to Consolidated Financial Statements in this Form 10-K for further information.

Financing activities.  Net cash used in financing activities was $22.8 million and $26.9 million for the years ended December 31, 2009, and 2008, respectively. This $4.1 million decrease in net cash used in financing activities was due to several factors. Net cash used in financing activities decreased significantly due to a $100.0 million decrease related to no stock repurchase activity during 2009, as compared to $100.0 million in cash used to repurchase our common stock during 2008. Also, a decrease in net cash used in financing activity for the year ended December 31, 2009, as compared to 2008, related to $3.8 million in increased bank overdraft payables, which was recorded as a financing activity in 2009 as compared to no bank overdraft activity recorded for 2008.

These decreases in net cash used in financing activities were largely offset by $90.0 million in net debt activity, which was comprised of a net pay down of $17.0 million of outstanding obligations under our Credit Facility in 2009, as compared to $73.0 million of net borrowings to assist our cash flow from operations with funding our stock repurchase program during 2008. Net cash used in financing activities also increased due to a decline in our average stock price during the latter half of 2008, which persisted into 2009 at a level that caused a substantial number of our stock options to be out-of-the money during most of 2009. This caused a $9.3 million decrease in stock option exercises during 2009, as compared to 2008.

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

Liquidity indicators

	As of December 31,	As of December 31,
	2008	2007	Change

Cash and cash equivalents	$8,658	$21,141	$(12,483)
Working (deficit) capital	$(28,592)	$(45,841)	$17,249
Working capital, excluding deferred revenue	$28,712	$20,927	$7,785
Total long-term debt, excluding current portion	$85,000	$7,000	$78,000

Operating activities.  For the year ended December 31, 2008, the net cash provided by operating activities was $44.9 million, which was primarily due to $80.6 million in EBITDA, as discussed and reconciled to income from continuing operations in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations,” and a $5.4 million increase in accounts payable due largely to increased payables associated with legal services rendered during the fourth quarter of 2008, which were partially offset by $19.8 million in income taxes paid during 2008, and a $17.5 million decrease related to increased accounts receivable balances resulting from both higher PPM service billings recorded in conjunction with the commercialization of 12 PPM Markets in the latter half of 2008, and slower collections from our customers in the midst of a declining economy. Net cash provided by operating activities also reflects a $6.2 million decrease related to increased prepaids and other current assets, which consists largely of a $5.8 million insurance claim receivable recorded in 2008 for cost recoveries related to certain legal matters, governmental interactions, and Hurricane Ike business interruption loss and damages.

Investing activities.  Net cash used in investing activities was $31.5 million and $0.7 million for the years ended December 31, 2008, and 2007, respectively. This $30.8 million increase in cash used in investing activities was primarily due to $27.6 million of net short-term investment sales made during 2007. No investment purchases or sales activity occurred during 2008. Prior to the end of 2007, all of our short-term investments were sold to help fund the completion of our then authorized $100.0 million stock repurchase program. For further information regarding the impact to our consolidated financial statements of our stock repurchase programs, see the discussion of the net financing activities below.

The change in cash flow associated with investing activities was also impacted by a $6.7 million increase in capital spending in 2008, primarily related to PPM equipment and PPM-related software capitalization, as well as machinery and equipment purchased in conjunction with expanding our research and development subsidiary in India. These cash outflows were partially offset by a $2.2 million net cash inflow related to our discontinued operation (i.e., Continental Research). See Note 3 — Discontinued Operations to the Notes to Consolidated Financial Statements in this Form 10-K for further information.

Financing activities.  Net cash used in financing activities was $26.9 million and $76.0 million for the years ended December 31, 2008, and 2007, respectively. This $49.1 million decrease in net cash used in financing activities was due largely to $61.0 million in increased net borrowings under our Credit Facility to assist our cash flow from operations with funding our stock repurchase program in 2008 as compared to 2007. This decrease in net cash used was partially offset by a reduction in proceeds from stock option exercises resulting primarily from a decrease in our average stock price during the latter half of 2008.

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

Our Credit Facility contains financial terms, covenants and operating restrictions that potentially restrict our financial flexibility. The material debt covenants under our Credit Facility include both a maximum leverage ratio and a minimum interest coverage ratio. The leverage ratio is a non-GAAP financial measure equal to the amount of our consolidated total indebtedness, as defined in our Credit Facility, divided by a contractually defined adjusted Earnings Before Interest, Taxes, Depreciation and Amortization and non-cash compensation (“Consolidated EBITDA”) for the trailing twelve-month period. The interest coverage ratio is a non-GAAP financial measure equal to Consolidated EBITDA divided by total interest expense. Both ratios are designed as measures of our ability to meet current and future obligations. The following table presents the actual ratios and their threshold limits as defined by the Credit Facility as of December 31, 2009:

Covenant	Threshold	Actual

Maximum leverage ratio	3.0	0.71
Minimum interest coverage ratio	3.0	69

As of December 31, 2009, based upon these financial covenants, there was no default or limit on our ability to borrow the unused portion of our Credit Facility.

Our Credit Facility contains customary events of default, including nonpayment and breach covenants. In the event of default, repayment of borrowings under the Credit Facility could be accelerated. Our Credit Facility also contains cross default provisions whereby a default on any material indebtedness, as defined in the Credit Facility, could result in the acceleration of our outstanding debt and the termination of any unused commitment under the Credit Facility. The agreement potentially limits, among other things, our ability to sell assets, incur additional indebtedness, and grant or incur liens on our assets. Under the terms of the Credit Facility, all of our material domestic subsidiaries, if any, guarantee the commitment. Currently, we do not have any material domestic subsidiaries as defined under the terms of the Credit Facility. Although we do not believe that the terms of our Credit Facility limit the operation of our business in any material respect, the terms of the Credit Facility may restrict or prohibit our ability to raise additional debt capital when needed or could prevent us from investing in other growth initiatives. Our outstanding borrowings decreased from $85.0 million at December 31, 2008, to $68.0 million at December 31, 2009. We have been in compliance with the terms of the Credit Facility since the agreement’s inception. As of February 19, 2010, we had $73.0 million in outstanding debt under the Credit Facility.

Other Liquidity Matters

On November 14, 2007, our Board of Directors authorized a program to repurchase up to $200.0 million in shares of our outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of up to two years. As of the November 2009 expiration date, 2,247,400 shares of outstanding common stock had been repurchased under this program for $100.0 million.

Commercialization of our PPM ratings service requires and will continue to require a substantial financial investment. We believe our cash generated from operations, as well as access to the Credit Facility, is sufficient to fund such requirements for the next 12 to 24 months. We anticipate that PPM costs and expenses will accelerate six to nine months in advance of the commercialization of the service in each PPM Market as we build the panels. Cell-phone-only household recruitment initiatives in both the Diary and PPM services will also increase our cost of revenue.

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 31, 2009 (in thousands):

	Payments Due By Period
	Less Than	1 - 3	3 - 5	More Than
	1 Year	Years	Years	5 Years	Total
	(In thousands)

Long-term debt(A)	$701	$68,682	$—	$—	$69,383
Operating leases(B)	8,858	15,603	10,255	20,691	55,407
Purchase obligations(C)	9,977	—	—	—	9,977
Contributions for retirement plans(D)	5,010	—	—	—	5,010
Unrecognized tax benefits(E)	335	439	436	—	1,210

	$24,881	$84,724	$10,691	$20,691	$140,987

(A)	See Note 10 in the Notes to Consolidated Financial Statements for additional information regarding our revolving credit facility (amounts in table consist of future payments of $68.0 million for long-term borrowings, and $1.4 million for interest).

(B)	See Note 12 in the Notes to Consolidated Financial Statements.

(C)	Other than for PPM equipment purchases, we generally do not make unconditional, noncancelable purchase commitments. We enter into purchase orders in the normal course of business, and they generally do not exceed one-year terms.

(D)	Amount represents an estimate of our cash contribution for 2010 for retirement plans. Future cash contributions will be determined based upon the funded status of the plan. See Note 14 in the Notes to Consolidated Financial Statements.

(E)	The amount related to unrecognized tax benefits in the table includes $0.3 million of interest and penalties. See Note 13 in the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We did not enter into any off-balance sheet arrangements during the years ended December 31, 2009, 2008 or 2007, nor did we have any off-balance sheet arrangements outstanding as of December 31, 2009, or 2008.

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (i.e. “FASB”) issued Accounting Standards Update No. 2009-13 Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force (i.e. “ASU 2009-13”). We reviewed this guidance and determined that it had no impact to our consolidated financial statements as of December 31, 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We hold our cash and cash equivalents in highly liquid securities.

In December 2006, we entered into an agreement with a consortium of lenders to provide us up to $150.0 million of financing through a five-year, unsecured revolving credit facility. Interest on borrowings under the Credit Facility is calculated based on a floating rate for a duration of up to six months. We do not use derivatives for speculative or trading purposes. As of December 31, 2009, we reported outstanding borrowings under the Credit Facility of $68.0 million, which is also equal to the obligation’s fair value. A hypothetical market interest rate change of 1% would have an impact of $0.7 million on our results of operations over a 12-month period. A hypothetical market interest rate change of 1% would have no impact on either the carrying amount or the fair value of the Credit Facility.

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

We have audited the accompanying consolidated balance sheets of Arbitron Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity (deficit), comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed under item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arbitron Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 14, of the notes to the consolidated financial statements, the Company adopted the measurement date provisions of Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (included in FASB ASC Topic 715, Compensation-Retirement Benefits) as of December 31, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arbitron Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Baltimore, Maryland
March 1, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
  Arbitron Inc.:

We have audited Arbitron Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Arbitron Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Arbitron Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arbitron Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity (deficit), comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 1, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Baltimore, Maryland
March 1, 2010

ARBITRON INC.

Consolidated Balance Sheets
December 31, 2009 and 2008
(In thousands, except par value data)

	2009	2008

Assets
Current assets
Cash and cash equivalents	$8,217	$8,658
Trade accounts receivable, net of allowance for doubtful accounts of $4,708 in 2009 and $2,598 in 2008	52,607	50,037
Inventory	532	2,507
Prepaid expenses and other current assets	8,841	10,167
Deferred tax assets	4,982	2,476

Total current assets	75,179	73,845
Investment in affiliates	16,938	14,901
Property and equipment, net	67,903	62,930
Goodwill, net	38,500	38,500
Other intangibles, net	809	950
Noncurrent deferred tax assets	4,130	7,576
Other noncurrent assets	370	895

Total assets	$203,829	$199,597

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$14,463	$15,401
Accrued expenses and other current liabilities	28,305	29,732
Deferred revenue	43,148	57,304

Total current liabilities	85,916	102,437
Long-term debt	68,000	85,000
Other noncurrent liabilities	19,338	26,655

Total liabilities	173,254	214,092

Commitments and contingencies	—	—
Stockholders’ equity (deficit)
Preferred stock, $100.00 par value, 750 shares authorized, no shares issued	—	—
Common stock, $0.50 par value, 500,000 shares authorized, 32,338 shares issued as of December 31, 2009, and 2008	16,169	16,169
Net distributions to parent prior to March 30, 2001 spin-off	(239,042)	(239,042)
Retained earnings subsequent to spin-off	267,305	226,345
Common stock held in treasury, 5,750 shares in 2009 and 5,928 shares in 2008	(2,875)	(2,964)
Accumulated other comprehensive loss	(10,982)	(15,003)

Total stockholders’ equity (deficit)	30,575	(14,495)

Total liabilities and stockholders’ equity (deficit)	$203,829	$199,597

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Income
Years Ended December 31, 2009, 2008, and 2007
(In thousands, except per share data)

	2009	2008	2007

Revenue	$384,952	$368,824	$338,469

Costs and expenses
Cost of revenue	196,269	185,632	157,175
Selling, general and administrative	81,866	85,315	79,516
Research and development	42,008	41,412	42,496
Restructuring and reorganization	9,968	—	—

Total costs and expenses	330,111	312,359	279,187

Operating income	54,841	56,465	59,282
Equity in net income of affiliate(s)	7,637	6,677	4,057

Income from continuing operations before interest and income tax expense	62,478	63,142	63,339
Interest income	49	623	2,118
Interest expense	1,395	2,216	665

Income from continuing operations before income tax expense	61,132	61,549	64,792
Income tax expense	18,972	24,330	24,288

Income from continuing operations	42,160	37,219	40,504
Discontinued operations
Loss from discontinued operations, net of taxes	—	(462)	(324)
Gain on sale of discontinued operations, net of taxes	—	423	—

Total loss from discontinued operations, net of taxes	—	(39)	(324)

Net income	$42,160	$37,180	$40,180

Income per weighted-average common share
Basic
Continuing operations	$1.59	$1.37	$1.38
Discontinued operations	—	—	(0.01)

Net income	$1.59	$1.37	$1.37

Diluted
Continuing operations	$1.58	$1.37	$1.37
Discontinued operations	—	—	(0.01)

Net income	$1.58	$1.36	$1.35

Weighted-average common shares used in calculations
Basic	26,493	27,094	29,399
Potentially dilutive securities	183	165	266

Diluted	26,676	27,259	29,665

Dividends declared per common share outstanding	$0.40	$0.40	$0.40

Note: Certain per share data amounts may not total due to rounding.

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Stockholders’ Equity (Deficit)
Years Ended December 31, 2009, 2008, and 2007
(In thousands)

				Net
				Distributions
				to Parent	Retained		Accumulated
	Number of			Prior to	Earnings	Common Stock	Other	Total
	Shares	Common	Additional	March 31, 2001	Subsequent	Held in	Comprehensive	Stockholders’
	Outstanding	Stock	Paid-in Capital	Spin-off	to Spin-off	Treasury	Loss	Equity (Deficit)

Balance at December 31, 2006	29,692	16,169	53,598	(239,042)	266,905	(1,323)	(7,051)	89,256
Net income	—	—	—	—	40,180	—	—	40,180
Other comprehensive income (loss)
Foreign currency translation	—	—	—	—	—	—	53	53
Retirement and post-retirement liabilities	—	—	—	—	—	—	198	198
Income tax expense	—	—	—	—	—	—	(109)	(109)
Dividends declared	—	—	—	—	(11,783)		—	(11,783)
Common stock issued	712	—	20,908	—	—	356	—	21,264
Noncash share-based compensation	—	—	6,532	—	—		—	6,532
Common stock repurchased	(2,094)	—	(98,953)	—	—	(1,047)	—	(100,000)
Tax benefits from share-based awards	—	—	2,609	—	—	—	—	2,609
Reclass of negative APIC to retained earnings	—	—	15,306	—	(15,306)	—	—	—

Balance at December 31, 2007	28,310	16,169	—	(239,042)	279,996	(2,014)	(6,909)	48,200
Net income	—	—	—	—	37,180	—	—	37,180
Other comprehensive income (loss)
Foreign currency translation	—	—	—	—	—	—	(1,087)	(1,087)
Retirement and post-retirement liabilities	—	—	—	—	—	—	(12,468)	(12,468)
Income tax benefit	—	—	—	—	—	—	5,238	5,238
Dividends declared	—	—	—	—	(10,826)	—	—	(10,826)
Common stock issued	347	—	—	—	10,065	164	—	10,229
Noncash share-based compensation	—	—	—	—	8,406	9	—	8,415
Common stock repurchased	(2,247)	—	—	—	(98,876)	(1,123)	—	(99,999)
Tax benefits from share-based awards	—	—	—	—	830	—	—	830
Impact of SFAS No. 158 measurement date adoption
Service, interest, and expected return component					(207)			(207)
Amortization of prior service and actuarial loss component	—	—	—	—	(223)	—	223	—

Balance at December 31, 2008	26,410	16,169	—	(239,042)	226,345	(2,964)	(15,003)	(14,495)
Net income	—	—	—	—	42,160	—	—	42,160
Other comprehensive income (loss)
Foreign currency translation	—	—	—	—	—	—	(42)	(42)
Retirement and post-retirement liabilities	—	—	—	—	—	—	6,694	6,694
Income tax benefit	—	—	—	—	—	—	(2,631)	(2,631)
Dividends declared	—	—	—	—	(10,597)	—	—	(10,597)
Common stock issued	178	—	—	—	1,188	89	—	1,277
Noncash share-based compensation	—	—	—	—	10,031	—	—	10,031
Reduced tax benefits from share-based awards	—	—	—	—	(1,822)	—	—	(1,822)

Balance at December 31, 2009	26,588	$16,169	$—	$(239,042)	$267,305	$(2,875)	$(10,982)	$30,575

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2009, 2008, and 2007
(In thousands)

	2009	2008	2007

Net income	$42,160	$37,180	$40,180
Other comprehensive (loss) income, net of tax
Change in foreign currency translation adjustment, net of tax benefit (expense) of $16, $429, and $(19) for 2009, 2008, and 2007, respectively	(26)	(658)	34
Change in retirement liabilities, net of tax (expense) benefit of $(2,647), $4,809, and $(90) for 2009, 2008, and 2007, respectively	4,047	(7,659)	108

Other comprehensive (loss) income	4,021	(8,317)	142

Comprehensive income	$46,181	$28,863	$40,322

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008, and 2007
(In thousands)

	2009	2008	2007

Cash flows from operating activities
Net income	$42,160	$37,180	$40,180
Less: loss from discontinued operations, net of taxes	—	(39)	(324)

Income from continuing operations	42,160	37,219	40,504
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation and amortization of property and equipment	23,228	17,161	11,773
Amortization of intangible assets	141	302	777
Loss on asset disposals	2,088	1,550	1,263
Loss due to retirement plan settlements	1,803	1,670	—
Asset impairment charges	—	48	831
Deferred income taxes	(1,690)	2,400	1,768
Reduced tax benefits on share-based awards	(1,822)	—	—
Equity in net income of affiliate(s)	(7,637)	(6,677)	(4,057)
Distributions from affiliate	9,000	8,100	7,800
Bad debt expense	2,723	1,636	1,175
Non-cash share-based compensation	10,031	8,415	6,532
Changes in operating assets and liabilities
Trade accounts receivable	(5,293)	(17,502)	(4,813)
Prepaid expenses and other assets	2,148	(6,184)	124
Inventory	1,856	(1,678)	2,964
Accounts payable	(3,157)	5,352	485
Accrued expense and other current liabilities	(1,672)	2,307	(3,558)
Deferred revenue	(14,156)	(9,464)	1,175
Other noncurrent liabilities	(2,427)	1,426	121
Net operating activities from discontinued operations	—	(1,194)	198

Net cash provided by operating activities	57,324	44,887	65,062

Cash flows from investing activities
Additions to property and equipment	(31,681)	(32,005)	(25,333)
Purchases of short-term investments	—	—	(170,545)
Proceeds from sales of short-term investments	—	—	198,170
Investments in affiliate	(3,400)	(1,062)	(2,885)
Payments for business acquisition	—	(522)	—
Net investing activities from discontinued operations	—	2,123	(60)
Net cash used in investing activities	(35,081)	(31,466)	(653)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	988	10,331	21,347
Stock repurchases	—	(99,999)	(100,000)
Tax benefits realized from share-based awards	—	830	2,609
Dividends paid to stockholders	(10,584)	(11,022)	(11,914)
Increase in bank overdraft payables	3,833	—	—
Borrowings issued on long-term debt	33,000	140,000	35,000
Payments of long-term debt	(50,000)	(67,000)	(23,000)

Net cash used in financing activities	(22,763)	(26,860)	(75,958)

Effect of exchange rate changes on cash and cash equivalents	79	(31)	37

Net decrease in cash and cash equivalents	(441)	(13,470)	(11,512)
Cash and cash equivalents at beginning of year	8,658	22,128	33,640

Cash and cash equivalents at end of year	$8,217	$8,658	$22,128

Cash and cash equivalents from continuing operations at end of year	8,217	8,658	21,141
Cash and cash equivalents from discontinued operations at end of year	—	—	987

Cash and cash equivalents at end of year	$8,217	$8,658	$22,128

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

Basis of Consolidation

The consolidated financial statements of Arbitron Inc. (“Arbitron” or the “Company”) for the year ended December 31, 2009, reflect the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries: Arbitron Holdings Inc., Audience Research Bureau S.A. de C.V., Ceridian Infotech (India) Private Limited, Arbitron International, LLC, and Arbitron Technology Services India Private Limited. All significant intercompany balances and transactions have been eliminated in consolidation. The Company consummated the sale of CSW Research Limited (“Continental Research”) and Euro Fieldwork Limited, a subsidiary of Continental Research, on January 31, 2008. The financial information of Continental Research has been separately reclassified within the consolidated financial statements as a discontinued operation. See Note 3 for further information.

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

2.	Summary of Significant Accounting Policies

Revenue Recognition

Syndicated or recurring products and services are licensed on a contractual basis. Revenues for such products and services are recognized over the term of the license agreement as products or services are delivered. Customer billings in advance of delivery are recorded as a deferred revenue liability. Deferred revenue relates primarily to quantitative radio measurement surveys which are delivered to customers in the subsequent quarterly or monthly period. Software revenue is recognized ratably over the life of the agreement. Through the standard software license agreement, customers are provided enhancements and upgrades, if any, that occur during their license term at no additional cost. Customer agreements with multiple licenses are reviewed for separate revenue recognition for deliverables specified by the agreements. Sales tax charged to customers is presented on a net basis within the consolidated income statement and excluded from revenues.

Expense Recognition

Direct costs associated with the Company’s data collection, diary processing and deployment of the Company’s Portable People Meter ratings service are recognized when incurred and are included in cost of revenue. Selling, general, and administrative expenses are recognized when incurred. Research and development expenses consist primarily of expenses associated with the development of new products and customer software and other technical expenses including maintenance of operations and reporting systems.

Cash Equivalents

Cash equivalents consist primarily of highly liquid investments with insignificant interest rate risk and original maturities of three months or less.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

Short-term Investments

There were no short-term investment assets recorded on the Company’s consolidated balance sheet as of December 31, 2009, and 2008. All of the Company’s short-term investment assets, if any, are classified as available-for-sale securities. No short-term investment transactions occurred during 2009 or 2008. During 2007, purchases and sales of short-term investments consisted of the buying and selling of variable rate demand notes and auction rate securities. These investments were investment grade, highly liquid securities. The Company conducted these transactions through various financial institutions which were evaluated for their credit quality. Because the Company’s short-term investment transactions were traded at par, the amount of realized gains and losses included in earnings was zero.

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

Expenditures for significant software purchases and software developed for internal use are capitalized. For software developed for internal use, external direct costs for materials and services and certain payroll and related fringe benefit costs are capitalized as well. The costs are capitalized from the time that the preliminary project stage is completed and management considers it probable that the software will be used to perform the function intended until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are amortized over periods of three to five years. Management performs an assessment quarterly to determine if it is probable that all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value.

Investment in Affiliates

Investment in affiliates is accounted for using either the equity method or the cost method, depending upon the nature of the Company’s investment interests. The equity method is used when the Company has an ownership interest of 50% or less and the ability to exercise significant influence or has a majority ownership interest but does not have the ability to exercise effective control. The cost method is used when the Company has an ownership of 20% or less and does not have the ability to exercise significant influence.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

Goodwill and Other Intangibles

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and are regularly reviewed for impairment.

Goodwill and intangible assets not subject to amortization are tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. The Company performs its annual impairment test at the reporting unit level as of January 1st for each fiscal year. An impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value.

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

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Net Income per Weighted Average Common Share

The computations of basic and diluted net income per weighted-average common share for 2009, 2008, and 2007 are based on the Company’s weighted-average shares of common stock and potentially dilutive securities outstanding. Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period. As of December 31, 2009, 2008, and 2007, there were stock options to purchase 2,852,161, 1,713,557, and 1,685,251 shares of the Company’s common stock outstanding, respectively, of which stock options to purchase 2,052,132, 1,646,825, and 183,110 shares of the Company’s common stock, respectively, were excluded from the computation of the diluted net income per weighted-average common share, either because the stock options’ exercise prices were greater than the average market price of the Company’s common shares or assumed repurchases from proceeds from the stock options’ exercise were antidilutive.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

The Company elected to use the short-cut method of determining its initial hypothetical tax benefit windfall pool, and the assumed proceeds associated with the entire amount of tax benefits for share-based awards granted prior to January 1, 2006, were used in the diluted shares computation. For share-based awards granted subsequent to the January 1, 2006, the assumed proceeds for the related excess tax benefits, if any, were also used in the diluted shares computation.

Translation of Foreign Currencies

Financial statements of foreign subsidiaries are translated into United States dollars at current rates at the end of the period except that revenue and expenses are translated at average current exchange rates during each reporting period. Net translation exchange gains or losses and the effect of exchange rate changes on intercompany transactions of a long-term nature are recorded in accumulated other comprehensive loss in stockholders’ equity (deficit). Gains and losses from translation of assets and liabilities denominated in other than the functional currency of the operation are recorded in income as incurred.

Advertising Expense

The Company recognizes advertising expense the first time advertising takes place. Advertising expense for the years ended December 31, 2009, 2008 and 2007, was $2.3 million, $1.8 million and $1.7 million, respectively.

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

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (i.e. “FASB”) issued Accounting Standards Update No. 2009-13 Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force (i.e. “ASU 2009-13”). The management of the Company is currently reviewing this guidance.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

3.	Discontinued Operation

During the fourth quarter of 2007, the Company approved a plan to sell Continental Research. On January 31, 2008, the sale of Continental Research was completed at a gain of $0.4 million. The assets and liabilities, results of operations and cash flow activity of Continental Research have been reclassified separately as a discontinued operation held for sale within the Company’s consolidated financial statements. The following table present key information associated with the operating results of the discontinued operations for the 2008 and 2007 reporting periods presented in the Company’s income statement filed in this annual report on Form 10-K for the year ended December 31, 2009 (in thousands):

	Years Ended December 31,
Results of Operations of Discontinued Operations	2008	2007

Revenue	$1,011	$13,578

Operating (loss) income	(791)	119
Net interest income	7	126

(Loss) income before income tax benefit (expense)	(784)	245
Income tax benefit (expense)	322	(569)

Loss from discontinued operations, net of taxes	(462)	(324)
Gain on sale, net of taxes	423	—

Total loss from discontinued operations, net of tax	$(39)	$(324)

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

4.	Investment in Affiliates

The Company’s equity and other investments consisted of the following (in thousands):

	December 31,	December 31,
	2009	2008

Scarborough	$13,538	$14,901

Equity investments	13,538	14,901

TRA preferred stock	3,400	—

Other investments	3,400	—

Equity and other investments	$16,938	$14,901

The Company’s 49.5% investment in Scarborough Research (“Scarborough”), a Delaware general partnership, is accounted for using the equity method of accounting. The Company’s preferred stock investment in TRA Global, Inc., a Delaware corporation (“TRA”), is accounted for using the cost method of accounting. The Company invested $3.4 million in TRA in May 2009. See Note 17 for further information regarding the Company’s TRA investment as of December 31, 2009.

During the years ended December 31, 2008 and 2007, investment in affiliates included the Company’s investment in Scarborough, as well as a 50.0% interest in Project Apollo LLC, a pilot national marketing research service. The Project Apollo investment was accounted for using the equity method of accounting and was

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

subsequently terminated on June 30, 2008. The following table shows the investment activity for each of the Company’s affiliates during 2009, 2008, and 2007.

Summary of Investment Activity in Affiliates (in thousands)

	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007
					Project			Project
	Scarborough	TRA	Total	Scarborough	Apollo LLC	Total	Scarborough	Apollo LLC	Total

Beginning balance	$14,901	$—	$14,901	$14,420	$842	$15,262	$13,907	$—	$13,907
Equity in net income (loss)	7,637	—	7,637	8,581	(1,904)	6,677	8,313	(4,256)	4,057
Distributions	(9,000)	—	(9,000)	(8,100)	—	(8,100)	(7,800)	—	(7,800)
Non-cash investments	—	—	—	—	—	—	—	2,213	2,213
Cash investments	—	3,400	3,400	—	1,062	1,062	—	2,885	2,885

Ending balance	$13,538	$3,400	$16,938	$14,901	$—	$14,901	$14,420	$842	$15,262

Under the Scarborough partnership agreement, the Company has the exclusive right to license Scarborough’s services to radio stations, cable companies, and out-of-home media, and a nonexclusive right to license Scarborough’s services to advertising agencies and advertisers. The Company pays a royalty fee to Scarborough based on a percentage of revenues. Royalties of $25.8 million, $26.8 million and $26.4 million for 2009, 2008, and 2007, respectively, are included in cost of revenue in the Company’s consolidated statements of income. Accrued royalties due to Scarborough as of December 31, 2009, and 2008, of $5.4 million and $6.3 million, respectively, are recorded in accrued expenses and other current liabilities in the consolidated balance sheets.

Scarborough’s revenue was $64.1 million, $69.3 million and $67.4 million in 2009, 2008 and 2007, respectively. Scarborough’s net income was $15.3 million, $17.0 million and $16.6 million, respectively in the same periods. Scarborough’s total assets and liabilities were $32.6 million and $1.1 million, and $36.4 million and $2.1 million, as of December 31, 2009, and 2008, respectively.

Prior to the termination of Project Apollo LLC on June 30, 2008, Project Apollo LLC’s revenue was $0.6 million and $3.3 million for the years ended December 31, 2008, and 2007, respectively. Project Apollo LLC’s net loss was $3.8 million and $8.5 million for the years ended December 31, 2008, and 2007, respectively.

5.	Property and Equipment

Property and equipment as of December 31, 2009, and 2008 consist of the following (in thousands):

	2009	2008

Purchased and internally developed software	$53,811	$44,463
Portable People Meter equipment	38,155	28,915
Computer equipment	19,946	17,327
Leasehold improvements	16,298	14,435
Machinery, furniture and fixtures	9,443	8,828

	137,653	113,968
Accumulated depreciation and amortization	(69,750)	(51,038)

Property and equipment, net	$67,903	$62,930

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

	For the Years Ended December 31,
Additional Information	2009	2008	2007

Depreciation and Amortization:
Cost of Revenue	$20,702	$15,086	$9,513
Selling, general, and administrative	2,207	1,731	1,891
Research and development	319	344	369

Depreciation and amortization expense	$23,228	$17,161	$11,773

Impairment charges	$—	$48	$831
Interest capitalized during the year	$52	$107	$42

6.	Goodwill and Other Intangible Assets

Goodwill is measured for impairment annually as of January 1. A valuation is also performed when conditions arise that management determines could potentially trigger an impairment. During 2009, 2008, and 2007, the Company tested its goodwill at the reporting unit level. As of December 31, 2009, the Company had one reporting unit (“Arbitron reporting unit”) and as such all of the Company’s goodwill has been allocated to it. For these purposes, the Company’s estimate of the fair value of the Arbitron reporting unit is equal to the Company’s market capitalization value calculated as the closing price of the Company’s common stock on the New York Stock Exchange on the impairment valuation date times the number of shares of our common stock outstanding on that date. For the fiscal years ended December 31, 2009, and 2008, the Company has determined that the estimated fair value of the Arbitron reporting unit substantially exceeds its carrying value, and therefore, no impairment exists as of those dates.

Other intangible assets, which consist of customer lists with finite lives, are being amortized to expense over their estimated useful lives. As of December 31, 2009, and 2008, the Company had no intangible assets with indefinite useful lives. The following table presents additional information regarding the amortization of other intangibles (in thousands):

	2009	2008	2007

Amortization expense for other intangible assets	$141	$302	$777

Future amortization expense for intangible assets is estimated to be as follows:

Amount

2010	$141
2011	$141
2012	$141
2013	$141
2014	$141
Thereafter	$104

7.	Restructuring and Reorganization Initiative

During the first quarter of 2009, the Company implemented a restructuring, reorganization and expense reduction plan (the “Plan”). Part of the Plan included reducing the Company’s full-time workforce by approximately 10 percent. The Company incurred restructuring charges related principally to severance, termination benefits, outplacement support, retirement plan settlement charges, and certain other expenses that were incurred as part of the Plan.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

In accordance with our retirement plan provisions, participants may elect, at their option, to receive their retirement benefits either in a lump sum payment or an annuity. If the lump sum distributions paid during the plan year exceed the total of the service cost and interest cost for the plan year, any unrecognized gain or loss in the plan is recognized for the pro rata portion of such gain or loss equal to the percentage reduction of the projected benefit obligation. The Company recognized a $1.8 million non-cash charge for the settlement incurred as a result of aggregate lump sum distribution elections made by a number of pension plan participants who were terminated as part of the Plan. The Company recorded $10.0 million in restructuring and reorganization charges during the year ended December 31, 2009, including the $1.8 million non-cash settlement charge.

The following table presents additional information regarding the restructuring and reorganization activity for 2009 (in thousands):

Restructuring and Reorganization	2009

Beginning liability as of January 1, 2009	$—
Costs incurred and charged to expense	9,968
Costs paid during the year	(7,683)
Less: non-cash charges	(1,803)

Ending liability as of December 31, 2009	$482

The ending restructuring and reorganization liability balance noted above, is included in the accrued expenses and other current liabilities on the Company’s consolidated balance sheet as of December 31, 2009.

8.	Prepaids and Other Current Assets

Prepaids and other current assets as of December 31, 2009, and 2008, consist of the following (in thousands):

	December 31,	December 31,
	2009	2008

Insurance recovery receivables	$4,391	$5,775
Survey participant incentives and prepaid postage	2,172	2,615
Other	2,278	1,777

Prepaids and other current assets	$8,841	$10,167

During 2008, the Company became involved in two securities-law civil actions and a governmental interaction primarily related to the commercialization of our PPM service, which we believe are covered by the Company’s Directors and Officers insurance policy. As of December 31, 2009, and 2008, the Company incurred-to-date $8.8 million and $6.2 million, respectively, in legal fees and costs in defense of its positions related thereto. A $0.7 million and a $4.8 million increase in the estimated gross insurance recovery were reported as reductions to selling, general and administrative expense during the years ended December 31, 2009, and 2008, respectively. These reductions partially offset the $2.6 million and $6.2 million in related legal fees recorded during 2009, and 2008, respectively. As of December 31, 2009, we have received $2.0 million in insurance reimbursements related to these legal actions and estimated that an additional $3.5 million of the aggregate costs and expenses were probable for recovery under our Director and Officer insurance policy. During the first quarter of 2010, we received $0.4 million from our Director and Officer insurance carrier and we reached a settlement for $3.1 million, which we also expect to receive during the first quarter of 2010.

During 2009 and 2008, the Company incurred $2.7 million in business interruption losses and damages as a result of Hurricane Ike. As of December 31, 2009, approximately $0.5 million in insurance reimbursements were received and the Company estimates that an additional $0.9 million in reimbursements are probable for future receipt under the Company’s insurance policy. As of December 31, 2008, the Company’s insurance claims receivable estimate related to Hurricane Ike was $1.0 million.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2009, and 2008 consist of the following (in thousands):

	2009	2008

Employee compensation and benefits	$20,089	$18,609
Royalties due to Scarborough	5,448	6,318
Dividend payable	2,646	2,633
Other	122	2,172

	$28,305	$29,732

10.	Long-term Debt

On December 20, 2006, the Company entered into an agreement with a consortium of lenders to provide up to $150.0 million of financing to the Company through a five-year, unsecured revolving credit facility (the “Credit Facility”) expiring on December 20, 2011. The agreement contains an expansion feature to increase the total financing available under the Credit Facility by up to $50.0 million to an aggregate of $200.0 million. Such increased financing would be provided by one or more existing Credit Facility lending institutions, subject to the approval of the lending banks, and/or in combination with one or more new lending institutions, subject to the approval of the Credit Facility’s administrative agent. The Credit Facility includes a $15.0 million maximum letter of credit commitment. As of December 31, 2009, and 2008, the outstanding borrowings under the Credit Facility were $68.0 million and $85.0 million, respectively.

The Credit Facility has two borrowing options, a Eurodollar rate option or an alternate base rate option, as defined in the Credit Facility. Under the Eurodollar option, the Company may elect interest periods of one, two, three or six months at the inception date and each renewal date. Borrowings under the Eurodollar option bear interest at the London Interbank Offered Rate (LIBOR) plus a margin of 0.575% to 1.25%. Borrowings under the base rate option bear interest at the higher of the lead lender’s prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 0.00% to 0.25%. The specific margins, under both options, are determined based on the Company’s leverage ratio and is adjusted every 90 days. The Credit Facility contains a facility fee provision whereby the Company is charged a fee, ranging from 0.175% to 0.25%, applied to the total amount of the commitment.

Interest paid in 2009, 2008, and 2007 was $1.4 million, $2.3 million, and $0.5 million, respectively. Interest capitalized in 2009, 2008, and 2007 was $0.1 million, $0.1 million, and less than $0.1 million, respectively. Non-cash amortization of deferred financing costs classified as interest expense in 2009, 2008, and 2007 was $0.1 million, $0.1 million, and $0.1 million, respectively. The interest rate on outstanding borrowings as of December 31, 2009, and 2008, was 1.03% and 1.31%, respectively.

The Credit Facility contains certain financial covenants, and limits, among other things, the Company’s ability to sell certain assets, incur additional indebtedness, and grant or incur liens on its assets. The material debt covenants under the Company’s Credit Facility include both a maximum leverage ratio (“leverage ratio”) and a minimum interest coverage ratio (“interest coverage ratio”). The leverage ratio is a non-GAAP financial measure equal to the amount of the Company’s consolidated total indebtedness, as defined in the Credit Facility, divided by a contractually defined adjusted Earnings Before Interest, Taxes, Depreciation and Amortization and non-cash compensation (“Consolidated EBITDA”) for the trailing twelve-month period. The interest coverage ratio is a non-GAAP financial measure equal to the same contractually defined Consolidated EBITDA divided by total interest expense. Both ratios are designed as measures of the Company’s ability to meet current and future obligations.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2009, based upon these financial covenants, there was no default or limit on the Company’s ability to borrow the unused portion of the Credit Facility.

The Credit Facility also contains customary events of default, including nonpayment and breach covenants. In the event of default, repayment of borrowings under the Credit Facility, as well as the payment of accrued interest and fees, could be accelerated. The Credit Facility also contains cross default provisions whereby a default on any material indebtedness, as defined in the Credit Facility, could result in the acceleration of our outstanding debt and the termination of any unused commitment under the Credit Facility. The Company currently has no outstanding debt other than those associated with borrowings under the Credit Facility. In addition, a default may result in the application of higher rates of interest on the amounts due.

Under the terms of the Credit Facility, all of the Company’s material domestic subsidiaries, if any, guarantee the commitment. As of December 31, 2009, and 2008, the Company had no material domestic subsidiaries as defined by the terms of the Credit Facility. As of December 31, 2009, and 2008, the Company was in compliance with the terms of its Credit Facility.

11.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of December 31, 2009, and 2008 were as follows (in thousands):

	2009	2008

Retirement plan liabilities, net of tax	$(10,672)	$(14,719)
Foreign currency translation, net of tax	(310)	(284)

Accumulated other comprehensive loss	$(10,982)	$(15,003)

12.	Commitments and Contingencies

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

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

A summary of rental expense for the three years ended December 31, 2009, 2008, and 2007, is presented below, as well as the future minimum lease commitments under noncancelable operating leases having an initial term of more than one year (in thousands):

	2009	2008	2007

Summary of rental expense
Minimum rentals	$9,724	$9,854	$9,630
Less: Sublease rentals	(859)	(836)	(737)

Rental expense	$8,865	$9,018	$8,893

Summary of future lease commitments
2010	$8,858
2011	8,393
2012	7,210
2013	5,667
2014	4,588
Thereafter	20,691

Minimum payments required(a)	$55,407

(a)	Minimum payments have not been reduced by sublease rentals of $3,588 due in the future under noncancelable subleases.

Legal Matters

The Company is involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. Legal costs for services rendered in the course of these proceedings are charged to expense as they are incurred.

During 2009 and 2008, the Company was involved in a number of significant legal actions and governmental interactions primarily related to the commercialization of our PPM service. A contingent loss in the amount of $0.5 million was recorded for these claims as of December 31, 2009. No contingent losses were recorded as of December 31, 2008, because the Company believed the likelihood of a significant loss was remote.

13.	Income Taxes

The provision for income taxes on continuing operations is based on income recognized for consolidated financial statement purposes and includes the effects of permanent and temporary differences between such income and income recognized for income tax return purposes. As a result of the reverse spin-off from Ceridian, deferred tax assets consisting of net operating loss (“NOL”) and credit carryforwards were transferred from Ceridian to the Company, along with temporary differences related to the Company’s business. The NOL carryforwards will expire in various amounts from 2010 to 2028.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

The components of income from continuing operations before income tax expense and a reconciliation of the statutory federal income tax rate to the income tax rate on income from continuing operations before income tax expense for the years ended December 31, 2009, 2008 and 2007 are as follows (dollars in thousands):

	2009	2008	2007

Income from continuing operations before income tax expense:
U.S.	$59,853	$61,898	$64,562
International	1,279	(349)	230

Total	$61,132	$61,549	$64,792

Income tax expense:
Current:
U.S.	$18,464	$19,628	$20,817
State, local and foreign	2,198	2,302	1,703

Total	20,662	21,930	22,520

Deferred:
U.S.	1,310	469	478
State, local and foreign	(3,000)	1,931	1,290

Total	(1,690)	2,400	1,768

	$18,972	$24,330	$24,288

U.S. statutory rate	35.0%	35.0%	35.0%

Income tax expense at U.S. statutory rate	$21,396	$21,542	$22,677
State income taxes, net of federal benefit	2,904	2,770	1,902
Tax-exempt interest income	—	—	(613)
Meals and entertainment	199	294	358
Foreign tax credit and capital loss carryforward	—	282	(452)
(Decrease) increase in valuation allowance for foreign tax credit	—	(282)	452
State NOL’s recognized	(4,801)	—	(12)
Adjustments to tax liabilities	207	257	294
Other	(933)	(533)	(318)

Income tax expense	$18,972	$24,330	$24,288

Effective tax rate	31.0%	39.5%	37.5%

The effective tax rate on continuing operations was 31.0% for the year ended December 31, 2009. The effective tax rate decreased from 39.5% in 2008 to 31.0% in 2009 primarily due to a $4.8 million state tax benefit recognized as a result from a favorable state tax ruling received during the fourth quarter of 2009.

During 2009, certain liabilities for tax contingencies related to prior periods were recognized. Certain other liabilities were reversed due to the settlement and completion of income tax audits and returns and the expiration of audit statutes during the year. The net tax expense of these changes and other items was $0.8 million in 2009.

The earnings from the Company’s foreign operations in India are subject to a tax holiday which expires in fiscal year 2013. In July 2008, the Indian government approved the Company’s application to conduct business in a Special Economic Zone (SEZ) providing for zero percent taxation on certain classes of income when certain conditions are met. We were in compliance with these conditions as of December 31, 2009. A deferred tax liability

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

was recognized for the cumulative undistributed earnings, which the Company does not expect to permanently reinvest outside of the United States. The Company’s reduction to tax expense due to the tax holiday was immaterial during 2009 and 2008.

The following table summarizes the activity related to the Company’s unrecognized tax benefits as of December 31, 2009:

Total

Balance at January 1, 2009	$1,420
Increases related to current year tax positions	436
Increases related prior years’ tax positions	541
Expiration of the statute of limitations for the assessment of taxes	(187)

Balance at December 31, 2009	$2,210

During 2009, the Company’s net unrecognized tax liabilities for certain tax contingencies increased by $0.8 million to $2.2 million as of December 31, 2009. If recognized, the $2.2 million of unrecognized tax benefits would reduce the Company’s effective tax rate in future periods.

The Company accrues potential interest and penalties and recognizes income tax expense where, under relevant tax law, interest and penalties would be assessed if the uncertain tax position ultimately were not sustained. The Company has recorded a liability for potential interest and penalties of $0.3 million as of December 31, 2009.

Management determined it is reasonably possible that certain unrecognized tax benefits as of December 31, 2009, will decrease during the subsequent 12 months due to the expiration of statutes of limitations and due to the settlement of certain state audit examinations. The estimated decrease in these unrecognized federal tax benefits and the estimated decrease in unrecognized tax benefits from various states are both immaterial.

The Company files numerous income tax returns, primarily in the United States, including federal, state, and local jurisdictions, and certain foreign jurisdictions. Tax years ended December 31, 2006 through December 31, 2008, remain open for assessment by the Internal Revenue Service. Generally, the Company is not subject to state, local, or foreign examination for years prior to 2004. However, tax years 1991 through 2003 remain open for assessment for certain state taxing jurisdictions where NOL carryforwards were utilized on income tax returns for such states since 2004.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

Temporary differences and the resulting deferred income tax assets of continuing operations as of December 31, 2009, and 2008, were as follows (dollars in thousands):

	2009	2008

Deferred tax assets
Current deferred tax assets
Accruals	$3,688	$2,273
Net operating loss carryforwards	1,294	203

	4,982	2,476
Noncurrent deferred tax assets
Benefit plans	$9,191	$11,213
Depreciation	701	1,526
Accruals	782	731
Net operating loss carryforwards	2,440	—
Share-based compensation	6,595	5,378
Partnership interest	2,024	2,285
Other	1,006	1,093

	22,739	22,226
Less valuation allowance	(332)	(332)

Total deferred tax assets	27,389	24,370
Deferred tax liabilities
Noncurrent deferred tax liabilities
Goodwill and other intangible amortization	$(16,151)	$(12,097)
Benefit plans	(1,672)	(2,084)
Other	(454)	(137)

Total deferred tax liabilities	(18,277)	(14,318)

Net deferred tax assets	$9,112	$10,052

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which the temporary differences become deductible and before tax credits or net operating loss carryforwards expire. Management considered the historical results of the Company during the previous three years and projected future U.S. and foreign taxable income and determined that a valuation allowance of $0.3 million and $0.3 million was required as of December 31, 2009 and 2008, respectively, for certain foreign tax credit carryforwards.

Income taxes paid on continuing operations in 2009, 2008, and 2007 were $23.7 million, $19.8 million and $19.3 million, respectively.

14.	Retirement Plans

Adoption of Measurement Date Provisions

The Company adopted revised defined benefit plan measurement provisions as of December 31, 2008, which required that the measurement date coincide with the date of the Company’s fiscal year-end statement of financial position. For the year ended December 31, 2009, the Company’s measurement period was the 12 months ended

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2009. For the year ended December 31, 2008, the Company recognized an adjustment to retained earnings associated with the first three months of transition within the 15 month measurement period ended December 31, 2008.

Recognition of Retirement Plan Settlements

In accordance with our retirement plan provisions, participants may elect, at their option, to receive their retirement benefits either in a lump sum payment or an annuity. If the lump sum distributions paid during the plan year exceed the total of the service cost and interest cost for the plan year, any unrecognized gain or loss in the plan should be recognized for the pro rata portion equal to the percentage reduction of the projected benefit obligation. The Company recognized a $1.8 million non-cash charge for the settlement incurred during 2009 as a result of aggregate lump sum distribution elections made by a number of pension plan participants who were terminated as part of the Company’s restructuring and reorganization plan. See Note 7 for further information.

Lump sum payments also exceeded the service and interest threshold during the year ended December 31, 2008. Accordingly, the Company recognized a non-cash charge of $1.7 million in the results of operations for 2008.

The following table shows the income statement line items impacted by the recognition of the settlement charges in both 2009 and 2008:

	(Dollars in thousands)
	2009	2008

Cost of revenue	$—	$885
Selling, general, and administrative	—	484
Research and development	—	301
Restructuring and reorganization	1,803	—

Total costs and expenses	$1,803	$1,670

Lump sum payments did not exceed the threshold during 2007 and therefore, no settlement charge was recognized in 2007.

Pension Benefits

Certain of the Company’s U.S. employees participate in a defined benefit pension plan that closed to new participants effective January 1, 1995. Benefits under the plan for most eligible employees are calculated using the highest five-year average salary of the employee. Employees participate in this plan by means of salary reduction contributions. Retirement plan funding amounts are based on independent consulting actuaries’ determination of the Employee Retirement Income Security Act of 1974 funding requirements.

For purposes of measuring the Company’s benefit obligation as of December 31, 2009, and 2008, a discount rate of 5.52% and 5.37%, respectively, was used. These discount rates were chosen using an analysis of the Hewitt Bond Universe yield curve that reflects the plan’s projected cash flows. Due primarily to the effect of improving market conditions, the pension plan’s investments yielded investment gains in 2009 rather than the losses experienced during 2008. The fair value of plan assets increased by $2.3 million as of December 31, 2009, as compared to December 31, 2008. In addition, the plan’s projected benefit obligation decreased by a net amount of $1.5 million, due in large part to the significant amount of benefits paid during 2009. The amount of benefits paid during 2009 was significantly impacted by the Company’s workforce reduction initiative, which was implemented in 2009 as part of its restructuring and reorganization plan. The Company’s projected benefit obligations exceeded plan assets by $10.2 million and $14.0 million as of December 31, 2009, and 2008, respectively. Pension cost was $1.5 million, $1.1 million and $1.1 million for 2009, 2008, and 2007, respectively.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

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

The investment portfolio contains a diversified blend of common collective trust fund investments, which include both equity and fixed income type investments. Equity investments are diversified across U.S. and non-U.S. stocks, as well as growth and value stocks. Fixed income investments are diversified across mortgage-backed securities, U.S. treasury securities, and corporate bonds. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and periodic investment performance reviews.

The Financial Accounting Standards Board provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1 — Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2 — Inputs to the valuation methodology include:

•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets or liabilities in inactive markets;

•	Inputs other than quoted prices that are observable for the asset or liability;

•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following is a description of the valuation methodologies used for assets measured at fair value.

Money market fund:  The investment in the money market fund is valued at the net asset value of shares held at year end.

Collective investment funds:  Investments in collective investment funds are valued at the last reported transaction price per unit.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

The fair values of the Company’s pension plan assets at December 31, 2009, by asset category are as follows (in thousands):

		Quoted
		Prices in	Significant	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Asset Category	Total Fair Value	Level 1	Level 2	Level 3

Collective investment funds
Fixed income(a)	$9,810	$—	$9,810	$—
U.S. equity growth	6,071	—	6,071	—
U.S. equity value	6,073	—	6,073	—
Foreign equity	2,437	—	2,437	—
Money market fund	196	196	—	—

Pension assets at December 31, 2009	$24,587	$196	$24,391	$—

(a)	As of December 31, 2009, the fixed income fund consisted of a 40% investment in mortgage-backed securities, a 37% investment in U.S. treasury securities, and a 23% investment in corporate bonds.

Cash held and intended to pay benefits is considered to be a residual asset in the asset mix, and therefore, compliance with the ranges and targets specified shall be calculated excluding such assets. Assets of the plan do not include securities issued by the Company. The target allocation for each asset class is 60% equity securities and 40% debt securities.

The components of net periodic cost and other comprehensive loss for the twelve months ended December 31, 2009, 2008, and 2007, are as follows (in thousands):

Net Periodic Cost	2009	2008	2007

Service cost of benefits	$790	$783	$869
Interest cost	1,847	2,026	1,781
Expected return on plan assets	(2,172)	(2,423)	(2,208)
Amortization of net actuarial loss	992	728	661
Amortization of prior service cost	22	22	22

Total	$1,479	$1,136	$1,125

Other changes in plan assets and projected benefit obligation recognized in other comprehensive loss
Net actuarial (gain) loss arising this period	(2,295)	12,229	696
Actuarial loss charged to expense due to settlement	(1,521)	(1,670)	—
Net actuarial loss amortized this period	(992)	(728)	(661)
Prior service cost amortized this period	(22)	(22)	(22)

Recognized in other comprehensive (income) loss	(4,830)	9,809	13

Recognized in net periodic pension cost and other
comprehensive (income) loss	$(3,351)	$10,945	$1,138

Measurement date change adjustment recognized directly
into accumulated other comprehensive loss
Net actuarial loss	N/A	$(182)	N/A
Prior service cost	N/A	$(6)	N/A

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

The Company’s estimate for contributions to be paid in 2009 is $1.8 million. The expected benefit payments are as follows (in thousands):

2010	$1,296
2011	$1,469
2012	$1,513
2013	$1,596
2014	$1,712
2015 – 2019	$14,224

The accumulated benefit obligation for the defined benefit pension plan was $30.1 million and $30.8 million as of December 31, 2009, and 2008, respectively.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

The funded status of the plan as of the measurement dates of December 31, 2009 and 2008, and the change in funded status for the measurement periods ended December 31, 2009 and 2008, are shown in the accompanying table for the Company’s pension plan, along with the assumptions used in the calculations (dollars in thousands):

	Pension Plan
	Twelve Months Ended	Fifteen Months Ended
	December 31,	December 31,
	2009	2008

Change in projected benefit obligation
At beginning of period	$36,302	$34,889
Service cost	790	979
Interest cost	1,847	2,532
Plan participants’ contributions	284	392
Actuarial (gain) loss	(420)	2,171
Benefits paid	(4,043)	(4,661)

At end of period	$34,760	$36,302

Change in fair value of plan assets
At beginning of period	$22,337	$32,273
Actual return on plan assets	4,047	(7,029)
Employer contribution	1,962	1,362
Plan participants’ contributions	284	392
Benefits paid	(4,043)	(4,661)

At end of period	$24,587	$22,337

Funded status — net pension liability at year end	$(10,173)	$(13,965)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$14,436	$19,244
Prior service cost	$—	$22
Estimated amounts of accumulated other comprehensive loss to be recognized as net periodic cost during the subsequent period
Net actuarial loss	$1,052	$994
Prior service cost	$—	$22
Measurement date adjustment to retained earnings	N/A	$284
Weighted-average assumptions
Discount rate — components of cost	5.37%	6.00%
Discount rate — benefit obligations	5.52%	5.37%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	N/A	N/A

Supplemental Retirement Benefits

The Company also sponsors two nonqualified, unfunded supplemental retirement plans; the Benefit Equalization Plan and the Supplemental Executive Retirement Plan (“BEP” and “SERP” respectively or “Supplemental Plans” combined). The purpose of the BEP is to ensure that pension plan participants will not be deprived of benefits otherwise payable under the pension plan but for the operation of the provisions of Internal Revenue Code

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

sections 415 and 401. The accumulated benefit obligation for the BEP as of December 31, 2009, and 2008, was $4.5 million and $5.0 million, respectively. The SERP is a supplemental retirement plan for the Company’s former chief executive officer. The accumulated benefit obligation for the SERP as of December 31, 2009, and 2008, was $0.7 million and $0.7 million, respectively.

As of December 31, 2009, and 2008, prepaid pension costs related to the Supplemental Plans of $0.1 million and $0.4 million, respectively, were held in benefit protection trusts and included in other noncurrent assets in the consolidated balance sheets. The Company’s estimate for contributions to be paid for the Supplemental Plans in 2010 is $3.1 million. The expected benefit payments for the Supplemental Plans are as follows (in thousands):

2010	$3,100
2011	$282
2012	$237
2013	$208
2014	$338
2015 - 2019	$834

The components of net periodic cost and other comprehensive (income) loss for the Supplemental Plans for the twelve months ended December 31, 2009, 2008, and 2007 are as follows (in thousands):

Net periodic cost	2009	2008	2007

Service cost of benefits	$93	$118	$130
Interest cost	318	234	209
Amortization of net actuarial loss	431	184	193
Amortization of prior service credit	(16)	(22)	(22)

Total	$826	$514	$510

Other changes in plan assets and projected benefit obligation recognized in other comprehensive loss (income)
Net actuarial (gain) loss arising this	$(1,104)	$2,726	$71
period
Net actuarial loss amortized this period	(431)	(184)	(193)
Actuarial loss due to settlement	(267)	—	—
Prior service credit due to curtailment	6	—	—
Prior service credit amortized this	16	22	22
period

Recognized in other comprehensive (income) loss	$(1,780)	$2,564	$(100)

Recognized in net periodic cost and other comprehensive (income) loss	$(954)	$3,078	$410

The funded status as of the measurement dates of December 31, 2009, and 2008, and the change in funded status for the measurement periods ended December 31, 2009, and 2008 are shown in the accompanying table for

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

the Company’s supplemental retirement plans, along with the assumptions used in the calculations (dollars in thousands):

	Supplemental Retirement Plans
	Twelve Months Ended	Fifteen Months Ended
	December 31,	December 31,
	2009	2008

Change in projected benefit obligation
At beginning of period	$7,028	$4,001
Service cost	93	145
Interest cost	318	285
Plan participants’ contributions	26	48
Actuarial (gain) loss	(1,104)	2,726
Benefits paid	(662)	(177)
Curtailment	21	—

At end of period	$5,720	$7,028

Change in fair value of plan assets
At beginning of period	$—	$—
Actual return on plan assets	—	—
Employer contribution	636	129
Plan participants’ contributions	26	48
Benefits paid	(662)	(177)

At end of period	$—	$—

Funded status	$(5,720)	$(7,028)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$2,429	$4,231
Prior service credit	$—	$(22)
Estimated amounts of accumulated other comprehensive loss to be recognized as net periodic cost during the subsequent period
Net actuarial loss	$214	$557
Prior service credit	$—	$(22)
Measurement date adjustment to retained earnings	N/A	$105
Weighted-average assumptions
Discount rate
Components of cost	5.37%	6.00%
Benefit obligations	5.52%	5.37%
Expected return on plan assets	N/A	N/A
Rate of compensation increase	N/A	N/A
Measurement date change adjustment recognized directly into accumulated other comprehensive loss
Net actuarial loss	N/A	$(33)
Prior service credit	N/A	$6

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

Postretirement Benefits

The Company provides health care benefits for eligible retired employees who participate in the pension plan and were hired before January 1, 1992. These postretirement benefits are provided by several health care plans in the United States for both pre-age 65 retirees and certain grandfathered post-age 65 retirees. Employer contributions to these plans differ for various groups of retirees and future retirees. Employees hired before January 1, 1992 and retiring after that date may enroll in plans for which a Company subsidy is provided through age 64. As of December 31, 2009, and 2008, the Company’s discount rate on its actuarially determined benefit obligations was 5.17% and 5.37%, respectively. The discount rates for 2009 and 2008 were chosen using an analysis of the Hewitt Bond Universe yield curve that reflects the plan’s projected cash flows.

The Company’s postretirement benefit liability was $1.8 million and $1.8 million as of December 31, 2009, and 2008, respectively. The Company’s postretirement benefit expense was $0.2 million for each of the years ended December 31, 2009, 2008, and 2007. The postretirement plan is unfunded.

The Company expects to make $0.1 million in contributions in 2010. The expected benefit payments are as follows (in thousands):

2010	$110
2011	$119
2012	$120
2013	$129
2014	$150
2015-2019	$769

The components of net periodic pension cost and other comprehensive loss (income) for the twelve months ended December 31, 2009, 2008, and 2007, are as follows (in thousands):

Net Periodic Cost	2009	2008	2007

Service cost of benefits	$49	$41	$39
Interest cost	92	94	87
Amortization of net actuarial loss	43	34	44

Total	$184	$169	$170

Other changes in plan assets and projected benefit obligation recognized in other comprehensive loss (income)
Net actuarial loss (gain) arising this period	$(41)	$129	$(67)
Net actuarial loss amortized this period	(43)	(34)	(44)

Recognized in other comprehensive (income) loss	$(84)	$95	$(111)

Recognized in net periodic cost and other comprehensive loss	$100	$264	$59

Measurement date change adjustment recognized directly into accumulated other comprehensive loss
Net actuarial loss	N/A	$(8)	N/A

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

The accompanying table presents the balances of and changes in the aggregate benefit obligation as of the measurement dates of December 31, 2009, and 2008 (in thousands):

	Postretirement Plan
	Twelve Months Ended	Fifteen Months Ended
	December 31,	December 31,
	2009	2008

Change in benefit obligation during the period
At beginning of period	$1,750	$1,548
Service cost	49	51
Interest cost	92	118
Plan participants’ contributions	47	48
Actuarial loss (gain)	(41)	129
Benefits paid	(114)	(144)

At end of period	$1,783	$1,750

Change in fair value of plan assets
At beginning of period	$—	$—
Employer contribution	67	96
Plan participants’ contributions	47	48
Benefits paid	(114)	(144)

At end of period	$—	$—

Funded status	$(1,783)	$(1,750)
Contributions between measurement date and year end	N/A	N/A

Net post retirement liability at fiscal year end	$(1,783)	$(1,750)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$526	$610
Measurement date adjustment to retained earnings	N/A	$42
Estimated amounts of accumulated other comprehensive loss to be recognized as net periodic cost during the subsequent period
Net actuarial loss	$36	$43
Weighted-average assumptions
Discount rate
Components of cost	5.37%	6.00%
Benefit obligations	5.17%	5.37%
Expected return on plan assets	N/A	N/A
Rate of compensation increase	N/A	N/A

The assumed health care cost trend rate used in measuring the post retirement benefit obligation was 9.30% for p re-age 65 and post-age 65 in 2008, with pre-age and post-age 65 rates declining to an ultimate rate of 5.00% in 2017. A 1.0% change in this rate would change the benefit obligation by approximately $0.2 million and the aggregate service and interest cost by less than $0.1 million.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

401(k) Plan

Arbitron employees may also participate in a defined contribution plan that is sponsored by the Company. The plan generally provides for employee salary deferral contributions of up to 17% of eligible employee compensation. Under the terms of the plan, the Company contributes a matching contribution of 50% up to a maximum of 3% of eligible employee compensation related to employees who are pension participants and up to a maximum of 6% of eligible employee compensation related to employees who are not pension participants. The employer may also make an additional discretionary matching contribution of up to 30% up to the maximum, which is either 3% or 6% of eligible employee compensation depending upon the employee’s participation in the pension plan. The Company’s costs with respect to its contributions to the defined contribution plan were $2.0 million, $2.7 million and $2.2 million in 2009, 2008, and 2007, respectively.

15.	Share-Based Compensation

The following table sets forth information with regard to the income statement recognition of share-based compensation (in thousands):

	2009	2008	2007

Cost of revenue	$451	$756	$681
Selling, general and administrative	9,438	7,131	5,431
Research and development	142	528	420

Share-based compensation	$10,031	$8,415	$6,532

The total income tax benefit recognized in the income statement for share-based compensation arrangements was $3.9 million, $3.3 million, and $2.4 million for the years ended December 31, 2009, 2008, and 2007, respectively. There was no capitalized share-based compensation cost recorded during the years ended December 31, 2009, 2008, and 2007. The (decrease) increase in net excess tax benefits realized for the tax deductions from stock options exercised and stock awards vesting during the year was $(1.8) million, $0.8 million, and $2.6 million for the years ended December 31, 2009, 2008, and 2007, respectively.

The Company currently has two active stock incentive plans (“SIP” individually or “SIPs” collectively) from which awards of stock options, nonvested share awards and performance unit awards are available for grant to eligible participants: the 2001 SIP, a non-stockholder-approved plan; and the 2008 Equity Compensation Plan, a stockholder-approved plan. The Company’s SIPs permit the grants of share-based awards, including stock options and nonvested share awards, for up to 3,500,000 shares of common stock. The Company believes that such awards align the interests of its employees with those of its stockholders. Eligible recipients in the SIPs include all employees of the Company and any nonemployee director, consultant and independent contractor of the Company. The Company’s policy for issuing shares upon exercise of stock options or the vesting of its share awards and/or conversion of deferred stock units under all of the Company’s SIPs is to issue new shares of common stock, unless treasury stock is available at the time of exercise or conversion. As of December 31, 2009, shares available for grant were 38,535 shares and 775,603 shares, under the 2001 and 2008 plans, respectively.

For share-based arrangements granted subsequent to January 1, 2006, the Company accelerates expense recognition if retirement eligibility affects the vesting of the award.

Stock Options

Stock options awarded to employees under the SIPs generally vest annually over a three-year period, have a 10-year term and have an exercise price of not less than the fair market value of the Company’s common stock at the date of grant. Stock options granted to directors under the SIPs generally vest upon the date of grant, are generally exercisable six months after the date of grant, have a 10-year term and an exercise price of not less than the fair

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

market value of the Company’s common stock at the date of grant. The Company’s stock options generally provide for accelerated vesting if there is a change in control of the Company.

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

The fair value of each option granted during the years ended December 31, 2009, 2008 and 2007, was estimated on the date of grant using a Black-Scholes option valuation model that used the assumptions noted in the following table:

Assumptions for options granted to
employees and nonemployee directors	2009	2008	2007

Expected volatility	31.88 - 35.31%	23.99 - 31.31%	24.61 - 26.52%
Expected dividends	1.91 - 2.95%	1.00 - 3.00%	1.00%
Expected term (in years)	5.75 - 6.25	5.50 - 6.00	5.75 - 6.25
Risk-free rate	2.13 - 2.94%	1.44 - 3.44%	3.43 - 4.91%
Weighted-average volatility	33.96%	25.26%	25.45%
Weighted-average dividends	2.22%	1.01%	1.00%
Weighted-average term (in years)	5.96	5.93	5.94
Weighted-average risk-free rate	2.47%	2.90%	4.59%
Weighted-average grant date fair value	$5.31	$11.40	$14.86

A summary of option activity under the SIPs as of December 31, 2009, and changes during the year then ended, is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
Options	Shares	Exercise Price	Term (Years)	(In thousands)

Outstanding at January 1, 2009	1,713,557	$39.93
Granted	1,621,553	18.37
Exercised	(2,836)	23.91
Forfeited or expired	(480,113)	33.99

Outstanding at December 31, 2009	2,852,161	$28.69	7.54	$7,797

Vested or expected to vest at December 31, 2009	2,849,807	$28.70	7.53	$7,781

Exercisable at December 31, 2009	1,334,543	$37.94	5.66	$367

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2009, there was $6.4 million of total unrecognized compensation cost related to options granted under the SIPs. This aggregate cost is expected to be recognized over a weighted-average period of 2.3 years.

	2009	2008	2007
	(In thousands)

Intrinsic value of stock options exercised	$3	$3,688	$7,787
Cash received from stock options exercised	$68	$9,071	$19,934

Nonvested Share Awards

A summary of the status of the Company’s nonvested share awards as of December 31, 2009, and changes during the year ended December 31, 2009, is presented below:

		Weighted-Average
Nonvested Share Awards	Shares	Grant-Date Fair Value

Outstanding at January 1, 2009	210,480	$43.97
Granted	340,534	18.37
Vested	(108,657)	38.75
Cancellations	(62,388)	38.30

Nonvested at December 31, 2009	379,969	$23.45

Expected to vest at December 31, 2009	379,710	$23.46

The Company’s nonvested share awards vest over four or five years on either a monthly or annual basis. Compensation expense is recognized on a straight-line basis using the fair market value of the Company’s stock on the date of grant as the nonvested share awards vest. As of December 31, 2009, there was $6.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the SIPs. This aggregate cost of nonvested share awards is expected to be recognized over a weighted-average period of 2.8 years. The total fair value of share awards vested, using the fair value on vest date, during the years ended December 31, 2009, 2008, and 2007, was $2.0 million, $2.0 million, and $1.4 million, respectively.

Deferred Stock Units

A summary of the status of the Company’s deferred stock units as of December 31, 2009, and changes during the year ended December 31, 2009, is presented below:

		Weighted-Average
Nonvested Deferred Stock Units	Shares	Grant-Date Fair Value

Outstanding at January 1, 2009	24,119	$42.46
Granted	38,175	19.30
Vested	(62,294)	28.26

Nonvested at December 31, 2009	—	—

Vested at December 31, 2009	127,204	$34.21

As of December 31, 2009, there was no unrecognized compensation cost related to deferred stock units granted under the SIPs. Deferred stock units granted to employees were issued at the fair market value of the Company’s stock upon the date of grant, and the awards vested annually on a calendar year-end basis over the remaining post-grant period ended December 31, 2009. The deferred stock units granted by the Company to employees are convertible to shares of common stock, subsequent to their termination of employment. Deferred stock units granted to nonemployee directors vest immediately upon grant, are convertible to shares of common stock

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

subsequent to their termination of service as a director, and are issued at the fair market value of the Company’s stock upon the date of grant. Other deferred stock unit information for the years ended December 31, 2009, 2008, and 2007, is noted in the following table (dollars in thousands):

	2009	2008	2007

Shares granted to employee directors	22,529	21,667	21,667
Shares granted to nonemployee directors	15,646	9,219	4,786
Fair value of shares vested	$1,369	$570	$778

Employee Stock Purchase Plan

On May 13, 2008, the Company’s stockholders approved an amendment to its compensatory Employee Stock Purchase Plan (“ESPP”) increasing the maximum number of shares of Company common stock reserved for sale under the ESPP from 600,000 to 850,000. The purchase price of the stock to ESPP participants is 85% of the lesser of the fair market value on either the first day or the last day of the applicable three-month offering period. Other ESPP information for the years ended December 31, 2009, 2008, and 2007 is noted in the following table (dollars in thousands):

	2009	2008	2007

Number of ESPP shares issued	102,081	46,091	35,078
Amount of proceeds received from employees	$1,233	$1,158	$1,327
Share-based compensation expense	$385	$292	$309

16.	Significant Customers and Concentration of Credit Risk

The Company’s quantitative radio audience ratings and related software licensing revenue accounted for the following percentages of revenue:

	2009	2008	2007

Quantitative radio audience ratings and related software licensing	90%	89%	88%

The Company had one customer that individually represented 19%, 18%, and 19% of its annual revenue for the years ended December 31, 2009, 2008, and 2007, respectively. The Company had one customer that individually represented 24% of the Company’s total accounts receivable as of December 31, 2009, and one customer that individually represented 13% of the Company’s total accounts receivable as of December 31, 2008. The Company has historically experienced a high level of contract renewals.

17.	Financial Instruments

Fair values of accounts receivable and accounts payable approximate carrying values due to their short-term nature. Due to the floating rate nature of the Company’s revolving obligation under its Credit Facility, the fair values of the $68.0 million and $85.0 million in related outstanding borrowings as of December 31, 2009, and December 31, 2008, respectively, also approximate their carrying amounts. The Company believes that the fair market value of the TRA investment, which was made in May 2009, approximates the carrying value of $3.4 million as of December 31, 2009.

18.	Stock Repurchases

On November 16, 2006, the Company announced that its Board of Directors authorized a program to repurchase up to $100.0 million of its outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of two years through November 2008. As of October 19,

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

2007, the program was completed with 2,093,500 shares being repurchased for an aggregate purchase price of approximately $100.0 million.

On November 14, 2007, the Company’s Board of Directors authorized a program to repurchase up to $200.0 million of the Company’s outstanding common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of two years through November 14, 2009. As of the November 14, 2009 expiration date, the Company repurchased 2,247,400 shares of outstanding common stock under this program for $100.0 million.

19.	Subsequent Events

Subsequent events were evaluated through March 1, 2010, the date of issuance for the Company’s financial statements for the year ended December 31, 2009, as filed on this Form 10-K. Except as may be disclosed elsewhere, no subsequent events that warrant further disclosure herein were noted during this evaluation.

20.	Enterprise-Wide Information

The following table sets forth the revenues for each group of services provided to our external customers for the years ended December 31, 2009, 2008, and 2007 (in thousands):

	2009	2008	2007

Service Revenues
Radio audience ratings services	$316,207	$297,132	$267,804
Local market consumer information services	34,991	36,872	36,393
Software applications	33,754	34,820	34,272

Total revenues	$384,952	$368,824	$338,469

The following table sets forth geographic information for the years ended December 31, 2009, 2008, and 2007 (in thousands):

	United States	International(1)	Total

2009
Revenues	$379,055	$5,897	$384,952
2008
Revenues	$364,425	$4,399	$368,824
2007
Revenues	$333,164	$5,305	$338,469

(1)	The revenues of the individual countries comprising these amounts are not significant enough to require separate disclosure.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

21.	Quarterly Information (Unaudited) (dollars in thousands, except per share data):

	Three Months Ended
	March 31	June 30	September 30	December 31

2009
Revenue	$98,489	$86,799	$98,123	$101,541
Gross profit	58,960	31,037	53,669	45,017
Income from continuing operations	12,341	3,496	13,719	12,604
Income from discontinued operations, net of taxes	—	—	—	—
Net income	$12,341	$3,496	$13,719	$12,604
Income per weighted average common share
Basic
Continuing operations	$0.47	$0.13	$0.52	$0.47
Discontinued operations	—	—	—	—

Net income	$0.47	$0.13	$0.52	$0.47

Diluted
Continuing operations	$0.46	$0.13	$0.51	$0.47
Discontinued operations	—	—	—	—

Net income	$0.46	$0.13	$0.51	$0.47

Dividends per common share	$0.10	$0.10	$0.10	$0.10
2008
Revenue	$94,065	$78,655	$102,526	$93,578
Gross profit	58,955	26,070	60,731	37,436
Income from continuing operations	16,312	625	16,900	3,382
(Loss) income from discontinued operations, net of taxes	(45)	(25)	55	(24)
Net income	$16,267	$600	$16,955	$3,358
Income per weighted average common share
Basic
Continuing operations	$0.58	$0.02	$0.63	$0.13
Discontinued operations	—	—	—	—

Net income	$0.58	$0.02	$0.64	$0.13

Diluted
Continuing operations	$0.58	$0.02	$0.63	$0.13
Discontinued operations	—	—	—	—

Net income	$0.57	$0.02	$0.63	$0.13

Dividends per common share	$0.10	$0.10	$0.10	$0.10

Per share data are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share will not necessarily equal the total for the year. Per share data may not total due to rounding.

Arbitron Inc.
Consolidated Schedule of Valuation and Qualifying Accounts
For the Years Ended December 31, 2009, 2008, and 2007
(In thousands)

	2009	2008	2007

Allowance for doubtful trade accounts receivable:
Balance at beginning of year	$2,598	$1,688	$1,397
Additions charged to expenses	2,723	1,636	1,162
Write-offs net of recoveries	(613)	(726)	(871)

Balance at end of year	$4,708	$2,598	$1,688

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2009, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Arbitron’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based upon that assessment, our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria.

The attestation report of KPMG LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is set forth on page 60 of this Annual Report on Form 10-K, and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION — NONE

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information related to directors, nominees for directorships, and executive officers required by this Item is included in the sections entitled “Election of Directors” and “Executive Compensation and Other Information” of the definitive proxy statement for the Annual Stockholders Meeting to be held in 2010 (the “proxy statement”), which is incorporated herein by reference and will be filed with the Securities and Exchange Commission not later than 120 days after the close of Arbitron’s fiscal year ended December 31, 2009.

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

The following table summarizes the equity compensation plans under which Arbitron’s common stock may be issued as of December 31, 2009.

			Number of Securities
			Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,226,219	$27.67	775,603
Equity compensation plans not approved by security holders	133,115	$43.66	38,535

Total	3,359,334	$28.30	814,138

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

(1) Financial Statements: The following financial statements, together with the report thereon of independent auditors, are included in this Report:

•	Independent Registered Public Accounting Firm Reports

•	Consolidated Balance Sheets as of December 31, 2009 and 2008

•	Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Stockholders’ Equity Deficit for the Years Ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

•	Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

(2) Consolidated Financial Statement Schedule of Valuation and Qualifying Accounts

(3) Exhibits:

			Incorporated by Reference
			SEC File
Exhibit No.	Exhibit Description	Form	No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation)	S-8	33-54379	4.01	6/30/94
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation)	10-Q	1-1969	3	8/13/96
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation)	10-Q	1-1969	3.01	8/11/99
3.4	Certificate of Amendment of the Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation)	10-K	1-1969	3.4	4/02/01
3.5	Second Amended and Restated Bylaws of Arbitron Inc., effective as of February 25, 2009	10-K	1-1969	3.5	3/02/09
4.1	Specimen of Common Stock Certificate	10-K	1-1969	4.1	4/02/01
4.2	Rights Agreement, dated as of November 21, 2002, between Arbitron Inc. and The Bank of New York, as Rights Agent, which includes the form of Certificate of Designation of the Series B Junior Participating Preferred Stock as Exhibit A, the Summary of Rights to Purchase Series B Junior Participating Preferred Shares as Exhibit B and the Form of Rights Certificate as Exhibit C	8-K	1-1969	99.1	11/22/02
4.3	Amendment No. 1 to Rights Agreement, dated as of January 31, 2007, between Arbitron Inc. and The Bank of New York, as Rights Agent	10-K	1-1969	4.3	2/27/07
(10)	Executive Compensation Plans and Arrangements
10.1	Arbitron Executive Investment Plan, effective as of January 1, 2001	10-K	1-1969	10.10	3/08/05

			Incorporated by Reference
			SEC File
Exhibit No.	Exhibit Description	Form	No.	Exhibit	Filing Date	Filed Herewith

10.2	Form of Non-Qualified Stock Option Agreement	8-K	1-1969	10.1	2/23/05
10.3	Form of Non-Qualified Stock Option Agreement for Annual Non-Employee Director Stock Option Grants	8-K	1-1969	10.2	2/23/05
10.4	Form of Non-Qualified Stock Option Agreement for Initial Non-Employee Director Stock Option Grants	8-K	1-1969	10.3	2/23/05
10.5	Form of Nonqualified Stock Option Agreement for Non-Employee Director Stock Options in lieu of Fees Grants	8-K	1-1969	10.4	2/23/05
10.6	Form of Deferred Stock Unit Agreement for Non-Employee Director Stock-for-Fees Deferred Stock Unit	8-K	1-1969	10.5	2/23/05
10.7	Amended and Restated Arbitron Inc. Director Deferred Compensation Procedures	10-K	1-1969	10.18	2/27/06
10.8	1999 Stock Incentive Plan, Amended as of May 15, 2007	10-Q	1-1969	10.2	8/03/07
10.9	1999 Stock Incentive Plan Form of Restricted Stock Agreement	8-K	1-1969	10.1	2/28/06
10.10	Form of Restricted Stock Unit Agreement Granted under the 1999 Stock Incentive Plan	10-Q	1-1969	10.2	5/04/07
10.11	Form of CEO Restricted Stock Unit Grant Agreement Granted Under the 1999 Stock Incentive Plan	10-Q	1-1969	10.3	5/04/07
10.12	Form of 2008 CEO Restricted Stock Unit Agreement Granted Under the 1999 Stock Incentive Plan	10-Q	1-1969	10.2	5/06/08
10.13	Arbitron Benefit Equalization Plan, effective as of January 1, 2001	10-K	1-1969	10.20	3/08/05
10.14	Arbitron Inc. 2001 Broad Based Stock Incentive Plan	10-Q	1-1969	10.14	5/15/01
10.15	Arbitron Inc. 2008 Equity Compensation Plan, effective as of May 13, 2008	10-Q	1-1969	10.1	11/04/08
10.16	Form of Non-Statutory Stock Option Agreement Under the 2008 Equity Compensation Plan	10-K	1-1969	10.25	3/02/09
10.17	Form of 2008 Equity Compensation Plan Non-Statutory Stock Option Agreement (Director Grant in Lieu of Fees)	10-Q	1-1969	10.1	5/07/09
10.18	Form of 2008 Equity Compensation Plan Director Deferred Stock Unit Agreement	10-Q	1-1969	10.2	5/07/09
10.19	Form of 2008 Equity Compensation Plan Non-Statutory Stock Option Agreement (Annual Director Grant)	10-Q	1-1969	10.3	5/07/09
10.20	Form of 2008 Equity Compensation Plan Non-Statutory Stock Option Agreement (Non-Executive Officers)	10-Q	1-1969	10.1	8/05/09
10.21	Form of 2008 Equity Compensation Plan Restricted Stock Unit Agreement (Executive Officers)	10-Q	1-1969	10.2	8/05/09

			Incorporated by Reference
			SEC File
Exhibit No.	Exhibit Description	Form	No.	Exhibit	Filing Date	Filed Herewith

10.22	Form of 2008 Equity Compensation Plan Restricted Stock Unit Agreement (Non-Executive Officers)	10-Q	1-1969	10.3	8/05/09
10.23	Form of 2008 Equity Compensation Plan Director Deferred Stock Unit Agreement — Initial Grant					*
10.24	Form of 2008 Equity Compensation Plan Director Deferred Stock Unit Agreement — Annual Grant					*
10.25	CEO Deferral Election Form for Restricted Stock	8-K	1-1969	10.1	4/03/06
10.26	CEO Deferred Stock Unit Agreement, entered into and effective as of March 31, 2006, by and between Arbitron Inc. and Stephen B. Morris	8-K	1-1969	10.2	4/03/06
10.27	Form of Executive Retention Agreement	10-Q	1-1969	10.3	11/04/08
10.28	Arbitron Inc. Employee Stock Purchase Plan, effective as of May 13, 2008	10-Q	1-1969	10.2	11/04/08
10.29	Credit Agreement dated as of December 20, 2006 among Arbitron Inc. the Lenders Party thereto, Citizens Bank of Pennsylvania as Documentation Agent, Citibank, N.A. and Wachovia Bank, National Association as Co-Syndication Agents and JPMorgan Chase Bank, NA as Administrative Agent J.P. Morgan Securities Inc. as Sole Bookrunner and Sole Lead Arranger	8-K	1-1969	10.1	12/21/06
10.30	Radio Station License Agreement to Receive and Use Arbitron PPM Data and Estimates, effective May 18, 2006, by and between Arbitron Inc. and CBS Radio Inc.**	10-Q	1-1969	10.2	8/03/06
10.31	Master Station License Agreement to Receive and Use Arbitron Radio Audience Estimates, effective May 18, 2006, by and between Arbitron Inc. and CBS Radio Inc.**	10-Q	1-1969	10.3	8/03/06
10.32	Radio Station License Agreement to Receive and Use Arbitron PPM Data and Estimates by and between Arbitron and Clear Channel Broadcasting, Inc. dated June 26, 2007**	10-Q	1-1969	10.1	8/03/07
10.33	Master Station License Agreement to Receive and Use Arbitron Radio Audience Estimates, effective as of May 4, 2009, between Arbitron Inc. and Clear Channel Broadcasting, Inc.**	10-Q	1-1969	10.5	8/05/09
10.34	Form of Deferred Stock Unit Agreement for Non-Employee Directors (Non-Employee Directors Post-2005 Stock-for-Fees Deferred Stock Unit)	10-K	1-1969	10.19	2/27/06
10.35	Executive Transition Agreement between Arbitron Inc. and Stephen B. Morris, dated December 30, 2008	10-K	1-1969	10.12	3/02/09

			Incorporated by Reference
			SEC File
Exhibit No.	Exhibit Description	Form	No.	Exhibit	Filing Date	Filed Herewith

10.36	Executive Employment Agreement between Arbitron Inc. and Michael P. Skarzynski, dated January 7, 2009	10-K	1-1969	10.13	3/02/09
10.37	Amendment to Executive Employment Agreement between Arbitron Inc. and Michael P. Skarzynski, effective September 18, 2009	10-Q	1-1969	10.1	11/04/09
10.38	Settlement Agreement and General Release, effective as of January 11, 2010, by and between Arbitron Inc. and Michael P. Skarzynski					*
10.39	Executive Employment Agreement, dated as of March 6, 2009, by and between Arbitron Inc. and Alton L. Adams	10-Q	1-1969	10.4	5/07/09
10.40	Executive Employment Agreement, dated as of March 2, 2009, by and between Arbitron Inc. and Dr. Robert Henrick	10-Q	1-1969	10.6	5/07/09
10.41	Form of Waiver and Amendment of Executive Retention Agreement	10-Q	1-1969	10.4	8/05/09
10.42	Second Waiver and Amendment of Executive Retention Agreement between Arbitron Inc. and Pierre C. Bouvard, dated October 1, 2009	10-Q	1-1969	10.2	11/04/09
10.43	Executive Employment Agreement, effective as of February 11, 2010, by and between Arbitron Inc. and William T. Kerr					*
10.44	CEO Non-Statutory Stock-Option Agreement, entered into and effective as of February 11, 2010, by and between Arbitron Inc. and William T. Kerr					*
10.45	CEO Deferred Stock Unit Agreement, entered into and effective as of February 11, 2010, by and between Arbitron Inc. and William T. Kerr					*
10.46	Amended and Restated Schedule of Non-Employee Director Compensation					*
21	Subsidiaries of Arbitron Inc.					*
23	Consent of Independent Registered Public Accounting Firm					*
24	Power of Attorney					*
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a — 14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a — 14(a)					*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

*	Filed or furnished herewith

**	A request for confidential treatment has been submitted with respect to this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

ARBITRON INC.

By:	/s/ William T. Kerr
William T. Kerr
Chief Executive Officer and President

Date: March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature		Title	Date

/s/ William T. Kerr William T. Kerr		Chief Executive Officer, President and Director (Principal Executive Officer)	March 1, 2010

/s/ Sean R. Creamer Sean R. Creamer		Executive Vice President of Finance and Planning and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 1, 2010

* Shellye L. Archambeau		Director

* David W. Devonshire		Director

* John A. Dimling		Director

* Philip Guarascio		Chairman and Director

* Larry E. Kittelberger		Director

* Luis B. Nogales		Director

* Richard A. Post		Director

* By:	/s/ Timothy T. Smith Timothy T. Smith Attorney-in-Fact		March 1, 2010