Form 10-Q
period 2010-03-31
ARBITRON INC
filed 2010-05-06
CIK 109758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 26,617,376 shares of common stock, par value $0.50 per share, outstanding as of April 30, 2010.

ARBITRON INC.
INDEX

Page No.
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets — March 31, 2010, and December 31, 2009	4
Consolidated Statements of Income — Three Months Ended March 31, 2010, and 2009	5
Consolidated Statements of Cash Flows — Three Months Ended March 31, 2010, and 2009	6
Notes to Consolidated Financial Statements — March 31, 2010	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	31
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	36
Item 6. Exhibits	36
Signature	37
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
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

ARBITRON INC.
Consolidated Balance Sheets
(In thousands, except par value data)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$11,987	$8,217
Trade accounts receivable, net of allowance for doubtful accounts of $4,784 as of March 31, 2010, and $4,708 as of December 31, 2009	56,915	52,607
Prepaid expenses and other current assets	8,828	9,373
Deferred tax assets	5,155	4,982

Total current assets	82,885	75,179

Equity and other investments	11,457	16,938
Property and equipment, net	66,816	67,903
Goodwill, net	38,500	38,500
Other intangibles, net	5,268	809
Noncurrent deferred tax assets	4,006	4,130
Other noncurrent assets	586	370

Total assets	$209,518	$203,829

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14,016	$14,463
Accrued expenses and other current liabilities	23,652	28,305
Deferred revenue	40,555	43,148

Total current liabilities	78,223	85,916
Long-term debt	68,000	68,000
Other noncurrent liabilities	20,040	19,338

Total liabilities	166,263	173,254

Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $100.00 par value, 750 shares authorized, no shares issued	—	—
Common stock, $0.50 par value, 500,000 shares authorized, 32,338 shares issued as of March 31, 2010, and December 31, 2009	16,169	16,169
Net distributions to parent prior to March 30, 2001 spin-off	(239,042)	(239,042)
Retained earnings subsequent to spin-off	279,260	267,305
Common stock held in treasury, 5,721 shares as of March 31, 2010, and 5,750 shares as of December 31, 2009	(2,861)	(2,875)
Accumulated other comprehensive loss	(10,271)	(10,982)

Total stockholders’ equity	43,255	30,575

Total liabilities and stockholders’ equity	$209,518	$203,829

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenue	$95,896	$98,489

Costs and expenses
Cost of revenue	43,153	39,529
Selling, general and administrative	17,641	18,424
Research and development	9,909	9,306
Restructuring and reorganization	—	8,171

Total costs and expenses	70,703	75,430

Operating income	25,193	23,059
Equity in net loss of affiliate	(2,531)	(3,000)

Income before interest and income tax expense	22,662	20,059
Interest income	2	19
Interest expense	265	333

Income before income tax expense	22,399	19,745
Income tax expense	8,651	7,404

Net income	$13,748	$12,341

Income per weighted-average common share
Basic	$0.52	$0.47
Diluted	$0.51	$0.46

Weighted-average common shares used in calculations
Basic	26,593	26,431
Potentially dilutive securities	331	114

Diluted	26,924	26,545

Dividends declared per common share outstanding	$0.10	$0.10

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Cash Flows
(In thousands and unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$13,748	$12,341
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	6,475	5,188
Amortization of intangible assets	41	35
Loss on asset disposals	635	543
Loss on retirement plan lump-sum settlements	1,212	—
Reduced tax benefits on share-based awards	(168)	(613)
Deferred income taxes	(508)	(392)
Equity in net loss of affiliate	2,531	3,000
Distributions from affiliate	2,950	3,501
Bad debt expense	76	363
Non-cash share-based compensation	1,065	1,883
Changes in operating assets and liabilities
Trade accounts receivable	(4,384)	3,368
Prepaid expenses and other current assets	(129)	(3,348)
Accounts payable	2,216	(4,327)
Accrued expenses and other current liabilities	(4,674)	1,673
Deferred revenue	(2,593)	(10,957)
Other noncurrent liabilities	617	368

Net cash provided by operating activities	19,110	12,626

Cash flows from investing activities
Additions to property and equipment	(4,803)	(7,808)
License of other intangible assets	(4,500)	—

Net cash used in investing activities	(9,303)	(7,808)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	452	476
Dividends paid to stockholders	(2,661)	(2,640)
Decrease in bank overdraft payables	(3,833)	—
Borrowings under Credit Facility	5,000	3,000
Payments under Credit Facility	(5,000)	(10,000)

Net cash used in financing activities	(6,042)	(9,164)

Effect of exchange rate changes on cash and cash equivalents	5	(44)

Net change in cash and cash equivalents	3,770	(4,390)
Cash and cash equivalents at beginning of period	8,217	8,658

Cash and cash equivalents at end of period	$11,987	$4,268

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)
1. Basis of Presentation and Consolidation
Presentation
     The accompanying unaudited consolidated financial statements of Arbitron Inc. (the “Company” or “Arbitron”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and are of a normal recurring nature. The consolidated balance sheet as of December 31, 2009, was audited at that date, but all of the information and notes as of December 31, 2009, required by U.S. generally accepted accounting principles have not been included in this Form 10-Q. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Consolidation
     The consolidated financial statements of the Company for the three-months ended March 31, 2010, reflect the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries: Arbitron Holdings Inc., Ceridian Infotech (India) Private Limited, Arbitron International, LLC and Arbitron Technology Services India Private Limited. All significant intercompany balances have been eliminated in consolidation. Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period’s presentation.

2. Long-Term Debt
     On December 20, 2006, the Company entered into an agreement with a consortium of lenders to provide up to $150.0 million of financing to the Company through a five-year, unsecured revolving credit facility (the “Credit Facility”). The agreement contains an expansion feature for the Company to increase the total financing available under the Credit Facility by up to $50.0 million to an aggregate of $200.0 million. Such increased financing would be provided by one or more existing Credit Facility lending institutions, subject to the approval of the lending banks, and/or in combination with one or more new lending institutions, subject to the approval of the Credit Facility’s administrative agent. As of both March 31, 2010, and December 31, 2009, the outstanding borrowings under the Credit Facility were $68.0 million.
     The Credit Facility has two borrowing options, a Eurodollar rate option or an alternate base rate option, as defined in the Credit Facility agreement. Under the Eurodollar option, the Company may elect interest periods of one, two, three or six months at the inception date and each renewal date. Borrowings under the Eurodollar option bear interest at the London Interbank Offered Rate (LIBOR) plus a margin of 0.575% to 1.25%. Borrowings under the base rate option bear interest at the higher of the lead lender’s prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 0.00% to 0.25%. The specific margins, under both options, are determined based on the Company’s ratio of indebtedness to earnings before interest, income taxes, depreciation, amortization and non-cash share-based compensation, and is adjusted every 90 days. The Credit Facility agreement contains a facility fee provision whereby the Company is charged a fee, ranging from 0.175% to 0.25%, applied to the total amount of the commitment.
     Interest paid during the three-month periods ended March 31, 2010, and 2009, was $0.2 million and $0.3 million, respectively. Interest capitalized during the three-month periods ended March 31, 2010, and 2009, was less than $0.1 million and $0.1 million, respectively. Non-cash amortization of deferred financing costs classified as interest expense during each of the three-month periods ended March 31, 2010, and 2009, was less than $0.1 million. The interest rate on outstanding borrowings as of March 31, 2010, and December 31, 2009, was .82% and 1.03%, respectively.
     The Credit Facility contains certain financial covenants, and limits, among other things, the Company’s ability to sell certain assets, incur additional indebtedness, and grant or incur liens on its assets. The material debt covenants under the Company’s Credit Facility include both a maximum leverage ratio (“leverage ratio”) and a minimum interest coverage ratio (“interest coverage ratio”). The leverage ratio is a non-GAAP financial measure equal to the amount of the Company’s consolidated total indebtedness, as defined in the Credit Facility, divided by a contractually defined adjusted Earnings Before Interest, Taxes, Depreciation and Amortization and non-cash compensation (“Consolidated EBITDA”) for the trailing 12-month period. The interest coverage ratio is a non-GAAP financial measure equal to the same contractually defined Consolidated EBITDA divided by total interest expense. Both ratios are designed as measures of the Company’s ability to meet current and future obligations. As of March 31, 2010, based upon these financial covenants, there was no default or limit on the Company’s ability to borrow the unused portion of the Credit Facility.
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

3. Stockholders’ Equity
     Changes in stockholders’ equity for the three months ended March 31, 2010, were as follows (in thousands):

				Net Distributions
				to Parent	Retained	Accumulated
				Prior to	Earnings	Other	Total
	Shares	Common	Treasury	March 30, 2001	Subsequent	Comprehensive	Stockholders’
	Outstanding	Stock	Stock	Spin-off	to Spin-off	Loss	Equity

Balance as of December 31, 2009	26,588	$16,169	$(2,875)	$(239,042)	$267,305	$(10,982)	$30,575

Net income	—	—	—	—	13,748	—	13,748

Common stock issued from treasury stock	29	—	14	—	(31)	—	(17)

Reduced tax benefits from share-based awards	—	—	—	—	(168)	—	(168)

Non-cash share-based compensation	—	—	—	—	1,065	—	1,065

Dividends declared	—	—	—	—	(2,659)	—	(2,659)

Other comprehensive income	—	—	—	—	—	711	711

Balance as of March 31, 2010	26,617	$16,169	$(2,861)	$(239,042)	$279,260	$(10,271)	$43,255

     A quarterly cash dividend of $0.10 per common share was paid to stockholders on April 1, 2010.

4. Net Income per Weighted-Average Common Share
     The computations of basic and diluted net income per weighted-average common share for the three-month periods ended March 31, 2010, and 2009, are based on the Company’s weighted-average shares of common stock and potentially dilutive securities outstanding.
     Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period. As of March 31, 2010, and 2009, there were options to purchase 2,785,099 and 2,048,400 shares, respectively, of the Company’s common stock outstanding, of which options to purchase 1,380,122 and 2,047,270 shares of the Company’s common stock, respectively, were excluded from the computation of diluted net income per weighted-average common share for the quarter ended March 31, 2010, and 2009, respectively, either because the options’ exercise prices were greater than the average market price of the Company’s common shares or assumed repurchases from proceeds from the options’ exercise were potentially antidilutive.
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

5. Comprehensive Income and Accumulated Other Comprehensive Loss
     The Company’s comprehensive income is comprised of net income, changes in foreign currency translation adjustments, and changes in retirement liabilities, net of tax (expense) benefits. The components of comprehensive income were as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net income	$13,748	$12,341

Other comprehensive income:

Change in foreign currency translation adjustment	26	(79)

Change in retirement liabilities, net of tax expense of $442, and $159 for the three months ended March 31, 2010, and 2009, respectively	685	239

Other comprehensive income	711	160

Comprehensive income	$14,459	$12,501

The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31,	December 31,
	2010	2009
Foreign currency translation adjustment	$(284)	$(310)
Retirement liabilities, net of taxes	(9,987)	(10,672)

Accumulated other comprehensive loss	$(10,271)	$(10,982)

6. Prepaids and Other Current Assets
     Prepaids and other current assets as of March 31, 2010, and December 31, 2009, consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Survey participant incentives and prepaid postage	$3,300	$2,172
Prepaid Scarborough royalty	2,361	—
Other	1,978	2,810
Insurance recovery receivables	1,189	4,391

Prepaids and other current assets	$8,828	$9,373

     During 2008, the Company became involved in two securities law civil actions and a governmental interaction primarily related to the commercialization of our PPM service, which the management of the Company believes are covered by the Company’s Directors and Officers insurance policy. As of March 31, 2010, and December 31, 2009, the Company incurred-to-date approximately $9.1 million and $8.8 million, respectively, in legal fees and costs in defense of its positions related thereto.
     The Company reported $0.3 million and $1.0 million in estimated gross insurance recoveries as reductions to selling, general and administrative expense during the three-month periods ended March 31, 2010, and 2009, respectively. These reductions partially offset the $0.3 million and $1.2 million in related legal fees recorded during the three-month periods ended March 31, 2010, and 2009, respectively. As of March 31, 2010, the Company has received $5.6 million in insurance reimbursements related to these legal actions and estimated that an additional $0.3 million of the aggregate costs and expenses were probable for recovery under its Director and Officer insurance policy.
     During 2009 and 2008, the Company incurred $2.7 million in business interruption losses and damages as a result of Hurricane Ike. As of March 31, 2010, approximately $0.5 million in insurance reimbursements were received. As of March 31, 2010, and December 31, 2009, the Company estimated that an additional $0.9 million in reimbursements are probable for future receipt under the Company’s insurance policy.
7. Equity and Other Investments
     The Company’s equity and other investments consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Scarborough	$8,057	$13,538

Equity investments	8,057	13,538

TRA preferred stock	3,400	3,400

Other investments	3,400	3,400

Equity and other investments	$11,457	$16,938

     The Company’s 49.5% investment in Scarborough Research (“Scarborough”), a Delaware general partnership, is accounted for using the equity method of accounting. The Company’s preferred stock investment in TRA Global, Inc., a Delaware corporation (“TRA”), is accounted for using the cost method of accounting. The Company invested $3.4 million in TRA in May 2009. See Note 15 Financial Instruments for further information regarding the Company’s TRA investment as of March 31, 2010.

     The following table shows the investment activity and balances for each of the Company’s investments for the three-month periods ended as of March 31, 2010, and 2009:

	Summary of Investment Activity (in thousands)
	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
	Scarborough	TRA	Total	Scarborough	TRA	Total

Beginning balance	$13,538	$3,400	$16,938	$14,901	$—	$14,901
Investment loss	(2,531)	—	(2,531)	(3,000)	—	(3,000)
Distributions from investee	(2,950)	—	(2,950)	(3,501)	—	(3,501)

Ending balance at March 31	$8,057	$3,400	$11,457	$8,400	$—	$8,400

8. Acquisition of Other Intangible Asset
     During the three months ended March 31, 2010, the Company entered into a licensing arrangement with Digimarc Corporation (“Digimarc”) to receive a non-exclusive, worldwide and irrevocable license to a substantial portion of Digimarc’s domestic and international patent portfolio. The Company paid $4.5 million for this intangible asset, which will be amortized over 7.0 years.
9. Contingencies
     During 2009 and 2008, the Company was involved in a number of significant legal actions and governmental interactions primarily related to the commercialization of our PPM service. A contingent loss in the amount of $0.5 million for these claims is recorded within accrued expenses and other current liabilities on the Company’s consolidated balance sheet as of March 31, 2010, and December 31, 2009.
10. Restructuring and Reorganization Initiative
     During the first quarter of 2009, the Company implemented a restructuring, reorganization and expense reduction plan (the “Plan”). The Plan included reducing the Company’s full-time workforce by approximately 10 percent. The Company incurred $10.0 million of restructuring charges, related principally to severance, termination benefits, outplacement support, retirement plan settlement charges and certain other expenses that were incurred as part of the Plan. No additional charges are expected to be incurred.

     The following table presents additional information regarding the restructuring and reorganization activity for the three-month periods ended March 31, 2010, and 2009 (in thousands):

	For the Three	For the Three
	Months Ended	Months Ended
Restructuring and Reorganization	March 31, 2010	March 31, 2009
Beginning liability	$482	$—

Costs incurred and charged to expense	—	8,171

Costs paid during the period	(251)	(15)

Ending liability as of March 31	$231	$8,156

     The ending restructuring and reorganization liability balance noted above, is recorded within the accrued expenses and other current liabilities on the Company’s consolidated balance sheet as of March 31, 2010, and December 31, 2009.
11. Retirement Plans
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
     The components of periodic benefit costs for the defined-benefit pension, postretirement and supplemental retirement plans were as follows (in thousands):

	Defined-Benefit		Postretirement		Supplemental
	Pension Plan		Plan		Retirement Plans
	Three Months		Three Months		Three Months
	Ended March 31,		Ended March 31,		Ended March 31,
	2010	2009	2010	2009	2010	2009
Service cost	$183	$222	$10	$12	$4	$41
Interest cost	471	476	22	23	59	90
Expected return on plan assets	(534)	(577)	—	—	—	—
Amortization of prior service cost (credit)	—	6	—	—	—	(5)
Amortization of net loss	263	249	9	11	42	139

Net periodic benefit cost	$383	$376	$41	$46	$105	$265

Settlement loss	$—	$—	$—	$—	$1,212	$—

     During the first quarter of 2010, the Company recognized a $1.2 million settlement loss as a result of a lump sum distribution paid to a supplemental retirement plan participant which exceeded the service and interest components incurred for that plan during the three months ended March 31, 2010.
     The Company estimates that it will contribute $5.1 million to its defined benefit plans during 2010.

12. Taxes
     The effective tax rate increased to 38.6% for the three months ended March 31, 2010, from 37.5% for the three months ended March 31, 2009, primarily to reflect the decreased benefit of the expired research and experimentation Federal income tax credit.
     During 2010, the Company’s net unrecognized tax benefits for certain tax contingencies increased from $2.2 million as of December 31, 2009, to $2.3 million as of March 31, 2010. If recognized, the $2.3 million in unrecognized tax benefits would reduce the Company’s effective tax rate in future periods.
     Income taxes paid were $0.2 million for both three-month periods ended March 31, 2010, and 2009.
13. Share-Based Compensation
     The following table sets forth information with regard to the income statement recognition of share-based compensation (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of revenue	$89	$30
Selling, general and administrative	922	1,855
Research and development	54	(2)

Share-based compensation	$1,065	$1,883

     There was no capitalized share-based compensation cost recorded during the three-month periods ended March 31, 2010, and 2009.
     The Company’s policy for issuing shares upon option exercise, or vesting of its share awards and/or conversion of deferred stock units under all of the Company’s stock incentive plans is to issue new shares of common stock, unless treasury stock is available at the time of exercise or conversion.
Stock Options
     Stock options awarded to employees under the 1999 and 2001 Stock Incentive Plans and the 2008 Equity Compensation Plan (referred to herein collectively as the “SIPs”) generally vest annually over a three-year period, have a 10-year term and have an exercise price of not less than the fair market value of the Company’s common stock at the date of grant. Stock options granted to directors under the SIPs generally vest on the date of grant, are generally exercisable six months after the date of grant, have a 10-year term and an exercise price not less than the fair market value of the Company’s common stock at the date of grant. For stock options granted prior to 2010, the Company’s stock option agreements generally provide for accelerated vesting if there is a change in control of the Company. Effective for stock options granted after 2009, the Company’s stock option agreements provide for accelerated vesting if (i) there is a change in control of the Company and (ii) the participant’s employment terminates during the 24-month period following the effective date of the change in control for one of the reasons specified in the stock option agreement.
     The Company uses historical data to estimate future option exercises and employee terminations in order to determine the expected term of the stock option; identified groups of optionholders that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of stock options granted represents the period of time that such stock options are expected to be outstanding. The expected term can vary for certain groups of optionholders exhibiting different behavior. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury strip bond yield curve in effect at the time of grant. Expected volatilities are based on the historical volatility of the Company’s common stock. The fair value of each stock option granted to employees and nonemployee directors during the three-month periods ended March 31, 2010, and 2009, was estimated on the date of grant using a Black-Scholes stock option valuation model.
     For the three-month periods ended March 31, 2010 and 2009, the number of stock options granted was 288,544 and 384,504, respectively, and the weighted-average exercise price for those stock options granted was $22.84 and $15.05, respectively.
     As of March 31, 2010, there was $6.6 million in total unrecognized compensation cost related to stock options granted under the SIPs. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 2.2 years. The weighted-average exercise price and weighted-average remaining contractual term for outstanding stock options as of March 31, 2010, were $29.79 and 7.35 years, respectively, and as of March 31, 2009, $35.19 and 6.47 years, respectively.
Nonvested Stock Awards
     Service awards. The Company’s nonvested service awards vest over four or five years on either a monthly or annual basis. Compensation expense is recognized on a straight-line basis using the fair market value of the Company’s common stock on the date of grant as the nonvested service awards vest. For those awards granted prior to 2010, the Company’s nonvested service awards generally provide for accelerated vesting if there is a change in control of the Company. Effective for nonvested service awards granted after 2009, the Company’s awards provide for accelerated vesting if (i) there is a change in control of the Company and (ii) the participant’s employment terminates during the 24-month period following the effective date of the change in control for one of the reasons specified in the restricted stock unit agreement.
     As of March 31, 2010, there was $5.0 million of total unrecognized compensation cost related to nonvested service awards granted under the SIPs. This aggregate unrecognized cost for nonvested service awards is expected to be recognized over a weighted-average period of 2.6 years. Additional information for the three-month periods ended March 31, 2010, and 2009, is noted in the following table (dollars in thousands, except per share data):

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Number of nonvested service award shares granted	—	101,539

Weighted average grant-date fair value per share	—	$14.98

Fair value of service award shares vested	$723	$649
     Performance awards. During the three-month period ended March 31, 2010, the Company granted nonvested performance awards, which (i) were issued at the fair market value of the Company’s common stock on the date of grant, (ii) will expire without vesting if the performance measure is not satisfied by the first anniversary date of the grant, and (iii) will, if the performance measure is satisfied, vest in four equal annual installments beginning on the anniversary date of the grant. The Company’s nonvested performance awards provide for accelerated vesting if (i) there is a change in control of the Company and (ii) the participant’s employment terminates during the 24-month period following the effective date of the change in control for one of the reasons specified in the performance-based restricted stock unit agreement.
     Compensation expense is recognized using the fair market value of the Company’s common stock on the date of grant as the nonvested performance awards vest and under the assumption that the performance goal will be achieved. If such goal is not met, no compensation cost is recognized and any recognized compensation cost is reversed.

     As of March 31, 2010, there was $1.1 million of total unrecognized compensation cost related to nonvested performance awards granted under the SIPs. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 3.7 years. During the three months ended March 31, 2010, 51,923 shares of nonvested performance awards were granted at a weighted average grant-date fair value per share of $22.17. No shares of performance awards have vested as of March 31, 2010. No such performance awards were granted during 2009.
Deferred Stock Units
     Service award grant to CEO. A deferred stock unit service award was issued by the Company at the fair market value of the Company’s stock on the date of grant, and vests annually over a four year period on each anniversary date of the date of grant. The deferred stock unit award is convertible, to shares of the Company’s common stock, subsequent to termination of employment. The Company’s deferred stock unit service award provides for accelerated vesting upon termination without cause or retirement as defined in the CEO’s employment agreement.
     As of March 31, 2010, there was $1.4 million of total unrecognized compensation cost related to this deferred stock unit service award. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 1.8 years.
     Performance award grant to CEO. During the three-month period ended March 31, 2010, the Company granted deferred stock unit performance award which (i) was issued at the fair market value of the Company’s common stock on the date of grant, (ii) will expire without vesting if the performance measure is not satisfied by the first anniversary date of the grant, (iii) will, if the performance measure is satisfied, vest in four equal annual installments beginning on the anniversary date of the grant, and (iv) provides for accelerated vesting upon termination without cause or retirement as defined in the CEO’s employment agreement.. This deferred stock unit performance award is convertible to shares of the Company’s common stock, subsequent to termination of employment.
     As of March 31, 2010, there was $0.5 million of total unrecognized compensation cost related to the deferred stock unit performance award granted under the SIPs to the Company’s CEO. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 1.8 years.
     Awards for service on Board of Directors (“Board”). Deferred stock units granted to continuing nonemployee vest immediately upon grant, are convertible to shares of common stock subsequent to their termination of service as a director, and are issued at the fair market value of the Company’s stock upon the date of grant. Initial grants issued to new directors vest annually over three years. As of March 31, 2010, there was $0.1 million of total unrecognized compensation cost related to deferred stock units granted under the SIPs to nonemployee directors. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 2.8 years.

     Other deferred stock unit (“DSU”) information for the three-month periods ended March 31, 2010, and 2009, is noted in the following table (dollars in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Service DSU award granted to CEO	60,144	—

Performance DSU award granted to CEO	23,004	—

DSU awards granted for Board service	6,159	5,407

Fair value of DSU shares vested	$44	$80
14. Concentration Risk
     Arbitron is a leading media and marketing information services firm, primarily serving radio, cable television, advertising agencies, advertisers, retailers, out-of-home media, online media and, through the Company’s Scarborough joint venture with The Nielsen Company, broadcast television and print media. The Company’s quantitative radio audience ratings revenue and related software licensing revenue accounted for the following percentages, in the aggregate, of total Company revenue:

	Three Months Ended
	March 31,
	2010	2009
Quantitative radio audience estimates and related software licensing	98%	98%
     The Company had one customer that individually represented 19% of its annual revenue for the year ended December 31, 2009. The Company had two customers that individually represented 23% and 10% of its total accounts receivable as of March 31, 2010, and one customer that individually represented 24% of its total accounts receivable as of December 31, 2009. The Company has historically experienced a high level of contract renewals.
15. Financial Instruments
     Fair values of accounts receivable and accounts payable approximate carrying values due to their short-term nature. The Company believes that the fair value of the TRA investment, which was made in May 2009, approximates its carrying value of $3.4 million as of March 31, 2010. Due to the floating rate nature of the Company’s revolving obligation under its Credit Facility, the fair values of the $68.0 million in outstanding borrowings as of both March 31, 2010, and December 31, 2009, also approximate their carrying amounts.

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
          This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron Inc. and its subsidiaries (“we,” “our,” “Arbitron” or the “Company”) in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “intends,” “anticipates,” “estimates,” “believes” or “plans” or comparable terminology, are forward-looking statements based on current expectations about future events, which we have derived from information currently available to us. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied by such forward-looking statements. These risks and uncertainties include, in no particular order, whether we will be able to:
•	successfully maintain and promote industry usage of our services, a critical mass of broadcaster encoding, and the proper understanding of our audience measurement services and methodology in light of governmental actions, including investigation, regulation, legislation or litigation, customer or industry group activism, or adverse community or public relations efforts;

•	complete the Media Rating Council, Inc. (“MRC”) audits of our local market Arbitron Portable People Metertm (“PPMtm”) ratings services in a timely manner and successfully obtain and/or maintain MRC accreditation for our audience measurement services;

•	successfully commercialize our PPM service;

•	design, recruit and maintain PPM panels that appropriately balance research quality, panel size and operational cost;

•	absorb costs related to legal proceedings and governmental entity interactions and avoid any related fines, limitations or conditions on our business activities, including, without limitation, by meeting or exceeding our commitments and agreements with various governmental entities;

•	successfully develop, implement and fund initiatives designed to increase sample quality;

•	successfully manage the impact on costs of data collection due to lower respondent cooperation in surveys, consumer trends including a trend toward increasing incidence of cell phone households, privacy concerns, technology changes, and/or government regulations;

•	provide appropriate levels of operational capacity and funding to support the more costly identification and recruitment of cell phone households into our panels and samples;

•	successfully manage the impact on our business of the recent economic downturn generally, and in the advertising market, in particular, including, without limitation, the insolvency of any of our customers or the impact of such downturn on our customers’ ability to fulfill their payment obligations to us;

•	compete with companies that may have financial, marketing, sales, technical or other advantages over us;

•	effectively respond to rapidly changing technological needs of our customer base, including creating proprietary technology and systems to support our cell phone sampling plans, and new customer services that meet these needs in a timely manner;

•	successfully execute our business strategies, including evaluating and, where appropriate, entering into potential acquisition, joint-venture or other material third-party agreements;

•	effectively manage the impact, if any, of any further ownership shifts in the radio and advertising agency industries;

•	successfully develop and implement technology solutions to encode and/or measure new forms of media content and delivery, and advertising in an increasingly competitive environment;

•	successfully develop, implement, and launch our cross-platform initiatives; and

•	renew contracts with key customers.
          There are a number of additional important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, the factors set forth in “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2009, and elsewhere, and any subsequent periodic or current reports filed by us with the Securities and Exchange Commission (the “SEC”).
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
          Historically, our quantitative radio audience measurement business and related software have accounted for a substantial majority of our revenue. For both three-month periods ended March 31, 2010, and 2009, our quantitative radio audience measurement business and related software accounted for approximately 98 percent of our revenue. We expect that for the year ending December 31, 2010, our quantitative radio audience measurement business and related software licensing will account for approximately 90 percent of our revenue.
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
          We incur expenses to build the PPM panel in each PPM Market in the months before we commercialize the service in that market. However, we recognize PPM revenue at the higher PPM rates only when we deliver audience estimates using the PPM service. Because we are not scheduled to commercialize the PPM service in any new markets during the first half of 2010 and because we expect to incur expenses in the first half of 2010 related to the 15 PPM Markets that we plan to commercialize during the second half of 2010, we expect our results of operations to be negatively impacted during the first half of 2010 to the extent of such panel expenses in advance of PPM revenues. We expect that our revenue will increase during the second half of 2010 as we begin to deliver audience estimates in the new PPM Markets and begin to recognize such revenue at the higher PPM rates.
           The election of Cumulus, Inc. (“Cumulus”) and Clear Channel Communications, Inc. (“Clear Channel”) to subscribe to a competitor’s radio ratings service in certain small to mid-sized markets in 2009 resulted in a $5.0 million negative impact on revenue we would have received for the year ended December 31, 2009 had those two customers renewed their agreements with us, and is anticipated to adversely impact our expected revenue by approximately $10.0 million for 2010. Due to the impact of the recent economic downturn on anticipated sales of discretionary services and renewals of agreements to provide ratings services, as well as the high penetration of our current services in the radio broadcasting business, we expect that our future annual organic rate of revenue growth from our quantitative Diary-based radio ratings services will be slower than historical trends.
          We continue to operate in a highly challenging business environment. Our future performance will be impacted by our ability to address a variety of challenges and opportunities in the markets and industries we serve. Such challenges and opportunities include our ability to continue to maintain and improve the quality of our PPM service, and manage increased costs for data collection, arising from, among other things, increased numbers of cell phone households, which are more expensive for us to recruit than are households with landline telephones. Our goal is to obtain and/or maintain MRC accreditation in all of our PPM Markets, and develop and implement effective and efficient technological solutions to measure cross-platform media and advertising.
          Protecting and supporting our existing customer base, and ensuring our services are competitive from a price, quality and service perspective are critical components to these overall goals, although there can be no guarantee that we will be successful in our efforts.
PPM Trends and Initiatives
          Commercialization. We currently utilize our PPM ratings service to produce radio audience estimates in 33 United States local markets. We are in the process of executing our previously announced plan to commercialize progressively our PPM ratings service in the largest United States radio markets, which we currently anticipate will result in commercialization of the service in 48 local markets by December 2010 (collectively, the “PPM Markets”). We intend to commercialize the PPM service in 15 of these local markets during 2010. We may continue to update the timing of commercialization and the composition of the PPM Markets from time to time. If the pace of the commercialization of our PPM ratings service is modified, revenue increases that we expect to receive related to the service would also be adjusted.
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
          MRC Accreditation. For information regarding the status of MRC accreditation for our PPM radio ratings service, see “Item 1. Business— Radio Audience Measurement Services — Portable People Meter Ratings Service — Commercialization — Media Rating Council Accreditation” in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
          On April 22, 2010, we announced a settlement of our outstanding disputes with the PPM Coalition and its members regarding our PPM recruitment methodology. As part of the settlement, we committed to implementing substantially all of the elements of the proposal we made to the United States House of Representatives Committee on Oversight and Government Reform and also committed to further enhance our multimodal recruitment approach by implementing targeted in-person recruitment in all geographies in all PPM Markets by the end of 2011. We do not believe that these methodological enhancements in the aggregate will have a material impact on our expected results of operations for 2010.
Diary Trends and Initiatives
          MRC Accreditation. For information regarding the status of MRC accreditation for our Diary radio ratings service, see “Item 1. Business— Media Rating Council Accreditation” in our Annual Report on Form 10-K for the year ended December 31, 2009.
          Quality Improvement Initiatives. Response rates are one important measure of our effectiveness in obtaining consent from persons to participate in our surveys. Another measure often employed by users of our data to assess quality in our ratings is sample proportionality, which refers to how well the distribution of the sample for any individual survey compares to the distribution of the population in the local market. We strive to achieve representative samples. It has become increasingly difficult and more costly for us to obtain consent from persons to participate in our surveys. We must achieve a level of both sample proportionality and response rates sufficient to maintain confidence in our ratings, the support of the industry and accreditation by the MRC.
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
          In recent years, our ability to deliver sample proportionality that matches the demographic composition of younger demographic groups has deteriorated, caused in part by the trend among some households to disconnect their landline telephones, effectively removing these households from our telephone sample frame. We currently intend to increase our sample target for cell phone households in Diary markets from an average of 10 percent, as achieved in the Spring 2009 survey through Fall 2009 surveys, to an average of 15 percent across all Diary markets by Spring 2010. In addition, effective with the Spring 2010 survey, we are expanding cell phone household sampling to include households that rarely or never use their landlines. We expect this enhancement will increase our total cell phone sample frame an additional two percent.
          It is increasingly expensive for us to recruit cell phone households. Because we intend to further increase the number of cell phone households in our samples, we believe this quality improvement initiative will significantly increase our costs. We spent an additional $1.0 million on cell phone household recruitment initiatives for both our Diary and PPM services during the three months ended March 31, 2010, as compared to the same period in 2009. We anticipate that the total cost of cell phone household recruitment for the PPM and Diary services will be approximately $15.0 million in 2010, which is an increase of approximately $5.0 million over 2009.
General Economic Conditions
          Our customers derive most of their revenue from transactions involving the sale or purchase of advertising. During recent challenging economic times, advertisers have reduced advertising expenditures, impacting advertising agencies and media. Although there are signs of improving economic conditions for the radio industry, advertising agencies and media companies have been and may continue to be less likely to purchase our services, which has and could continue to adversely impact our business, financial position, and operating results.
          Since September 2008, we have experienced an increase in the average number of days our sales have been outstanding before we have received payment, which has resulted in a material increase in trade accounts receivable as compared to historical trends. Our accounts receivable remained at this elevated level throughout 2009, as well as throughout the first three months of 2010. If the economic downturn expands or is sustained for an extended period into the future, it may lead to increased incidences of customers’ inability to pay their accounts, an increase in our provision for doubtful accounts, and a further increase in collection cycles for accounts receivable or insolvency of our customers.
          We depend on a limited number of key customers for our ratings services and related software. For example, in 2009, Clear Channel represented 19 percent of our total revenue. Because many of our largest customers own and operate radio stations in markets that we expect to transition to PPM measurement, we expect that our dependence on our largest customers will continue for the foreseeable future. Additionally, although fewer contracts expire in 2010 as compared to historical standards, if one or more key customers owning radio stations in a number of markets do not renew all or part of their contracts as they expire, we could experience a significant decrease in our operating results.
Legal Expenses
          Since the fourth quarter of 2008, we have incurred approximately $9.1 million in aggregate legal costs and expenses in connection with two securities law civil actions and a governmental interaction, relating primarily to the commercialization of our PPM ratings service. For additional information regarding the Company’s legal interactions, see “Item 1. — Legal Proceedings.” As of March 31, 2010, we received $5.6 million in insurance reimbursements related to these legal actions and estimated that an additional $0.3 million of the aggregate costs and expenses were probable for recovery under our Director and Officer insurance policy. We are also involved in other legal matters for which we do not expect that the legal costs and expenses will be recoverable through insurance. We can provide no assurance that we will not continue to incur legal costs and expenses at comparable or higher levels in the future. For further information regarding these legal costs, see “— Critical Accounting Policies and Estimates.”

Critical Accounting Policies and Estimates
          Critical accounting policies and estimates are those that are both important to the presentation of our financial position or results of operations, and require our most difficult, complex or subjective judgments.
          Software development costs. We capitalize software development costs with respect to significant internal use software initiatives or enhancements from the time that the preliminary project stage is completed and management considers it probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are amortized over periods of three to five years. We perform an assessment quarterly to determine if it is probable that all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value. As of March 31, 2010, and December 31, 2009, our capitalized software developed for internal use had carrying amounts of $24.1 million and $23.9 million, respectively, including $13.9 million and $13.7 million, respectively, of software related to the PPM service.
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
          We include, in our tax calculation methodology, an assessment of the uncertainty in income taxes by establishing recognition thresholds for our tax positions. Inherent in our calculation are critical judgments by management related to the determination of the basis for our tax positions. For further information regarding our unrecognized tax benefits, see Note 12 in the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
          Insurance Receivables. Beginning in the fourth quarter of 2008, we became involved in two securities law civil actions and a governmental interaction primarily related to the commercialization of our PPM service. We have incurred a combined total of $9.1 million in legal fees and expenses in connection with these matters. As of March 31, 2010, $5.6 million in insurance reimbursements related to these legal actions was received. As of March 31, 2010, and December 31, 2009, we estimated that $0.3 million and $3.5 million, respectively, of such legal fees and expenses were probable for future receipt under our Directors and Officers insurance policy. These amounts are included in our prepaid expenses and other current assets on our balance sheet.
          As a result of Hurricane Ike in 2008, we have incurred a combined total of $2.7 million of business interruption losses and damages. As of March 31, 2010, $0.5 million in insurance reimbursements related to these losses and damages was received. We estimated that insurance reimbursements for a portion of these expenses were probable for future receipt under our insurance policy in the amount of $0.9 million as of both March 31, 2010, and December 31, 2009. We have included these estimates for our insurance claims receivable within our prepaid expenses and other current assets on our balance sheet.

Results of Operations
Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009
          The following table sets forth information with respect to our consolidated statements of income:
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Increase		Percentage of
	March 31,		(Decrease)		Revenue
	2010	2009	Dollars	Percent	2010	2009
Revenue	$95,896	$98,489	$(2,593)	(2.6%)	100.0%	100.0%

Costs and expenses
Cost of revenue	43,153	39,529	3,624	9.2%	45.0%	40.1%
Selling, general and administrative	17,641	18,424	(783)	(4.2%)	18.4%	18.7%
Research and development	9,909	9,306	603	6.5%	10.3%	9.4%
Restructuring and reorganization	—	8,171	(8,171)	NM	0.0%	8.3%

Total costs and expenses	70,703	75,430	(4,727)	(6.3%)	73.7%	76.6%

Operating income	25,193	23,059	2,134	9.3%	26.3%	23.4%

Equity in net loss of affiliate	(2,531)	(3,000)	469	(15.6%)	(2.6%)	(3.0%)

Income before interest and tax expense	22,662	20,059	2,603	13.0%	23.6%	20.4%
Interest income	2	19	(17)	(89.5%)	0.0%	0.0%
Interest expense	265	333	(68)	(20.4%)	0.3%	0.3%

Income before income tax expense	22,399	19,745	2,654	13.4%	23.4%	20.0%
Income tax expense	8,651	7,404	1,247	16.8%	9.0%	7.5%

Net income	$13,748	$12,341	$1,407	11.4%	14.3%	12.5%

Income per weighted average common share
Basic	$0.52	$0.47	$0.05	10.6%

Diluted	$0.51	$0.46	$0.05	10.9%

Cash dividends declared per common share	$0.10	$0.10	$—	—

Certain per share data and percentage amounts may not total due to rounding.
NM — not meaningful

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Increase
	March 31,		(Decrease)
	2010	2009	Dollars	Percent
Other data:
EBIT (1)	$22,662	$20,059	$2,603	13.0%
EBITDA (1)	$29,178	$25,282	$3,896	15.4%

EBIT and EBITDA Reconciliation (1)
Net income	$13,748	$12,341	$1,407	11.4%
Income tax expense	8,651	7,404	1,247	16.8%
Interest (income)	(2)	(19)	17	(89.5%)
Interest expense	265	333	(68)	(20.4%)

EBIT (1)	22,662	20,059	2,603	13.0%
Depreciation and amortization	6,516	5,223	1,293	24.8%

EBITDA (1)	$29,178	$25,282	$3,896	15.4%

(1)	EBIT (earnings before interest and income taxes) and EBITDA (earnings before interest, income taxes, depreciation and amortization) are non-GAAP financial measures that we believe are useful to investors in evaluating our results. For further discussion of these non-GAAP financial measures, see paragraph below entitled “EBIT and EBITDA.”
          Revenue. Revenue decreased by 2.6% or $2.6 million for the three months ended March 31, 2010, as compared to the same period in 2009. Revenue decreased, in particular, by $16.4 million related to the transition from our Diary-based ratings service, as well as a $4.7 million reduction in revenue associated with two customers, primarily attributable to Cumulus but also including Clear Channel, for our Diary-based radio ratings service in a limited number of small and medium-sized markets. These decreases were partially offset by a $19.0 million increase in PPM-based ratings service revenue due to the impact of the 18 PPM Markets commercialized during the last nine months of 2009 and price escalators in all PPM commercialized markets.
          Cost of Revenue. Cost of revenue increased by 9.2% or $3.6 million for the three months ended March 31, 2010, as compared to the same period in 2009. Cost of revenue increased primarily due to $3.4 million of increased PPM service related costs incurred to build and manage PPM panels for the 33 PPM Markets commercialized in total as of March 31, 2010, as compared to the 15 PPM Markets commercialized as of March 31, 2009. In addition, we spent an additional $1.0 million on cell phone household recruitment initiatives for both our Diary and PPM services during the three months ended March 31, 2010, as compared to the same period in 2009. These increases were partially offset by a $1.0 million decrease associated with labor cost reductions resulting from our 2009 restructuring initiative.
          Restructuring and Reorganization. During 2009, we reduced our workforce by approximately 10 percent of our full-time employees. No restructuring expenses were incurred during the three months ended March 31, 2010. During the three months ended March 31, 2009, we incurred $8.2 million of pre-tax restructuring charges, related principally to severance, termination benefits, outplacement support, and certain other expenses in connection with our restructuring plan.
          Income Tax Expense. The effective tax rate increased to 38.6% for the three months ended March 31, 2010, from 37.5% for the three months ended March 31, 2009, primarily to reflect the decreased benefit of the expired research and experimentation Federal income tax credit.

          Net Income. Net income increased by 11.4% or $1.4 million for the three months ended March 31, 2010, as compared to the same period in 2009, due to the prior year implementation of our restructuring and reorganization plan, which resulted in $8.2 million of pre-tax restructuring charges incurred during the first quarter of 2009, as compared to no charges incurred for the same period in 2010. This favorable impact was offset by a $4.7 million revenue reduction associated with two customers, primarily Cumulus, as well as increased costs incurred in relation to our continuing efforts to further build and operate our PPM service panels for the 33 PPM Markets commercialized as of March 31, 2010. Such efforts include supporting recruitment initiatives aimed at increasing our representation of cell phone households within our audience ratings services.
          EBIT and EBITDA. We believe that presenting EBIT and EBITDA, both non-GAAP financial measures, as supplemental information helps investors, analysts and others, if they so choose, in understanding and evaluating our operating performance in some of the same ways that we do because EBIT and EBITDA exclude certain items that are not directly related to our core operating performance. We reference these non-GAAP financial measures in assessing current performance and making decisions about internal budgets, resource allocation and financial goals. EBIT is calculated by deducting interest income from net income and adding back interest expense and income tax expense to net income. EBITDA is calculated by deducting interest income from net income and adding back interest expense, income tax expense, and depreciation and amortization to net income. EBIT and EBITDA should not be considered substitutes either for net income, as indicators of our operating performance, or for cash flow, as measures of our liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies.
          EBIT increased by 13.0% or $2.6 million for the three months ended March 31, 2010, as compared to the same period in 2009, due to the prior year incurrence of restructuring costs, partially offset by the current year increase in costs associated with the PPM service transition previously mentioned. EBITDA increased by 15.4% or $3.9 million, which is higher than the EBIT increase because this non-GAAP financial measure excludes depreciation and amortization, which for the three months ended March 31, 2010, increased by 24.8%, as compared to 2009.

Liquidity and Capital Resources
Liquidity indicators

	As of March 31,	As of December 31,
	2010	2009	Change
Cash and cash equivalents	$11,987	$8,217	$3,770
Working capital (deficit)	$4,662	$(10,737)	$15,399
Working capital, excluding deferred revenue	$45,217	$32,411	$12,806
Total long-term debt	$68,000	$68,000	$—
          We have relied upon our cash flow from operations, supplemented by borrowings under our available revolving credit facility (“Credit Facility”) as needed, to fund our dividends, capital expenditures, contractual obligations, and share repurchases. We expect that our cash position as of March 31, 2010, cash flow generated from operations, and our Credit Facility will be sufficient to support our operations for the next 12 to 24 months. See “Credit Facility” for further discussion of the relevant terms of our Credit Facility.
          Operating activities. For the three months ended March 31, 2010, the net cash provided by operating activities was $19.1 million, which was primarily due to $29.2 million in EBITDA, as discussed and reconciled to net income in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”
           Net cash provided by operating activities was negatively impacted by a $4.4 million decrease related to increased accounts receivable balances resulting from higher billings and from slower collections from our customers in the midst of a recessionary economy. As a result, our collection cycle has lengthened and our accounts receivable balance as of March 31, 2010, is higher than our historical trends. A $4.7 million decrease in net cash provided by operating activities related to accrued expenses and other current liabilities was comprised primarily of a $6.2 million decrease in payroll, bonus and benefit accruals, a $5.4 million decrease in accrued Scarborough royalties which fluctuate seasonally, and a $2.4 million decrease associated with a first quarter 2010 payout from our supplemental retirement plan to our former chief executive officer, partially offset by a $9.3 million increase in accrued taxes.
           Investing activities. Net cash used in investing activities was $9.3 million and $7.8 million for the three-month periods ended March 31, 2010, and 2009, respectively. This $1.5 million increase in cash used in investing activities was due to a $4.5 million licensing arrangement entered during the first quarter of 2010, partially offset by a $3.0 million decrease in capital expenditures, primarily related to reductions in computer equipment and software purchases, as well as PPM equipment, made during the three months ended March 31, 2010, as compared to the same period in 2009.
          Financing activities. Net cash used in financing activities was $6.0 million and $9.2 million for the three-month periods ended March 31, 2010, and 2009, respectively. This approximately $3.1 million decrease in net cash used in financing activities was due primarily to a net pay-down of $7.0 million of outstanding obligations under our Credit Facility during the three months ended March 31, 2009. For the first quarter of 2010, the amount of borrowings under our Credit Facility was equal to the amount of pay-downs. The decrease in net cash used in financing activities also reflected a $3.8 million decrease in bank overdraft payables for the three months ended March 31, 2010, as compared to the same period in 2009.
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
          Our Credit Facility contains financial terms, covenants and operating restrictions that potentially restrict our financial flexibility. The material debt covenants under our Credit Facility include both a maximum leverage ratio and a minimum interest coverage ratio. The leverage ratio is a non-GAAP financial measure equal to the amount of our consolidated total indebtedness, as defined in our Credit Facility, divided by a contractually defined adjusted Earnings Before Interest, Taxes, Depreciation and Amortization and non-cash compensation (“Consolidated EBITDA”) for the trailing 12-month period. The interest coverage ratio is a non-GAAP financial measure equal to Consolidated EBITDA divided by total interest expense. Both ratios are designed as measures of our ability to meet current and future obligations. The following table presents the actual ratios and their threshold limits as defined by the Credit Facility as of March 31, 2010:

Covenant	Threshold	Actual
Maximum leverage ratio	3.0	0.69
Minimum interest coverage ratio	3.0	75
          As of March 31, 2010, based upon these financial covenants, there was no default or limit on our ability to borrow the unused portion of our Credit Facility.
          Our Credit Facility contains customary events of default, including nonpayment and breach covenants. In the event of default, repayment of borrowings under the Credit Facility could be accelerated. Our Credit Facility also contains cross default provisions whereby a default on any material indebtedness, as defined in the Credit Facility, could result in the acceleration of our outstanding debt and the termination of any unused commitment under the Credit Facility. The agreement potentially limits, among other things, our ability to sell assets, incur additional indebtedness, and grant or incur liens on our assets. Under the terms of the Credit Facility, all of our material domestic subsidiaries, if any, guarantee the commitment. Currently, we do not have any material domestic subsidiaries as defined under the terms of the Credit Facility. Although we do not believe that the terms of our Credit Facility limit the operation of our business in any material respect, the terms of the Credit Facility may restrict or prohibit our ability to raise additional debt capital when needed or could prevent us from investing in other growth initiatives. Our outstanding borrowings obligation under the Credit Facility was $68.0 million as of March 31, 2010, and December 31, 2009. We have been in compliance with the terms of the Credit Facility since the agreement’s inception. As of April 30, 2010, we had $68.0 million in outstanding debt under the Credit Facility.
Other Liquidity Matters
          Commercialization of our PPM ratings service requires and will continue to require a substantial financial investment. We believe our cash generated from operations, as well as access to the Credit Facility, is sufficient to fund such requirements for the next 12 to 24 months. We anticipate that PPM costs and expenses will accelerate six to nine months in advance of the commercialization of the service in each PPM Market as we build the panels. Cell phone household recruitment initiatives in both the Diary and PPM services will also increase our cost of revenue.
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
          During the first quarter of commercialization of the PPM ratings service in a market, we recognize revenue based on the delivery of both the final quarterly Diary ratings and the initial monthly PPM ratings for that market. Our expenses are generally higher in the second and fourth quarters as we conduct the Spring Survey and Fall Survey for our Diary markets. The transition from the Diary service to the PPM service in the PPM Markets has and will continue to have an impact on the seasonality of costs and expenses. We anticipate that PPM costs and expenses will generally accelerate six to nine months in advance of the commercialization of each market as we build the panels. These preliminary costs are incremental to the costs associated with our Diary-based ratings service and we will recognize these increased costs as incurred rather than upon the delivery of a particular survey.
          The size and seasonality of the PPM transition impact on a period to period comparison will be influenced by the timing, number, and size of individual markets contemplated in our PPM commercialization schedule, which currently includes a goal of commercializing 48 PPM Markets by the end of 2010. As we commercialize more markets, we expect that the seasonal impact will lessen. During 2010, we expect to commercialize 15 PPM Markets.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved, from time to time, in litigation and proceedings, including with governmental authorities, arising out of the ordinary course of business. Legal costs for services rendered in the course of these proceedings are charged to expense as they are incurred.
     On April 30, 2008, Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund filed a securities class action lawsuit in the United States District Court for the Southern District of New York on behalf of a purported Class of all purchasers of Arbitron common stock between July 19, 2007, and November 26, 2007. The plaintiff asserts that Arbitron, Stephen B. Morris (our former Chairman, President and Chief Executive Officer), and Sean R. Creamer (our Executive Vice President, Finance and Planning & Chief Financial Officer) violated federal securities laws. The plaintiff alleges misrepresentations and omissions relating, among other things, to the delay in commercialization of our PPM ratings service in November 2007, as well as stock sales during the period by company insiders who were not named as defendants and Messrs. Morris and Creamer. The plaintiff seeks class certification, compensatory damages plus interest and attorneys’ fees, among other remedies. On September 22, 2008 the plaintiff filed an Amended Class Action Complaint. On November 25, 2008, Arbitron, Mr. Morris, and Mr. Creamer each filed Motions to Dismiss the Amended Class Action Complaint. On January 23, 2009, the plaintiff filed a Memorandum of Law in Opposition to Defendants’ Motions to Dismiss the Amended Class Action Complaint. On February 23, 2009, Arbitron, Mr. Morris, and Mr. Creamer filed replies in support of their Motions to Dismiss. In September 2009, the plaintiff sought leave to file a Second Amended Class Action Complaint in lieu of oral argument on the pending Motions to Dismiss. The court granted leave to file a Second Amended Class Action Complaint and denied the pending Motions to Dismiss without prejudice. On or about October 19, 2009, the plaintiff filed a Second Amended Class Action Complaint. Briefing on motions to dismiss the Second Amended Class Action Complaint was completed in March 2010. No decision has been issued by the Court.
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
     On April 22, 2009, the Company filed suit in the United States District Court for the Southern District of New York against John Barrett Kiefl seeking a judgment that Arbitron is the sole owner and assignee of certain patents relating to Arbitron’s Portable People Meter technology. On December 2, 2009, Mr. Kiefl filed a second amended answer and third amended counterclaims seeking a judgment that: (i) he is an inventor and owner of one of the patents at issue, (ii) for unjust enrichment, and (v) for such further relief as the court may deem just and proper. Mr. Kiefl has waived any claim of ownership as to the remaining patents covered by Arbitron’s complaint. Mr. Kiefl has moved to dismiss Arbitron’s declaratory judgment claims as to those remaining patents, and Arbitron has moved to dismiss Mr. Kiefl’s counterclaims in their entirety. No decision has been issued by the Court.
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
     On February 11, 2009, Arbitron commenced an action in New York State Court against Spanish Broadcasting System, Inc., (“SBS”) for breach of an encoding agreement that requires SBS to encode its radio station signals until at least December, 2012. Arbitron discovered on February 4, 2010, that SBS had shut down the PPM encoders. Upon filing of the Complaint, the Company also sought emergency relief from the Court requiring SBS to resume encoding immediately. At a hearing held on February, 11, 2010, the Court granted the Company’s request for a temporary restraining order compelling SBS to resume encoding and set a full hearing on Arbitron’s motion for a preliminary injunction for February 16, 2010. At the conclusion of the hearing on February 16, 2010, the Court continued the order compelling SBS to encode pending a written decision on the motion for a preliminary injunction. On March 24, 2010, the Court reversed the order compelling SBS to encode. However, the Court did not rule on whether SBS breached its encoding agreement. SBS has filed a motion to dismiss the Complaint, but the Company’s response is not yet due and no decision has been issued by the Court.
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

Item 1A. Risk Factors
     See Item 1A. — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009 for a detailed discussion of risk factors affecting Arbitron.
ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
(10) Executive Compensation Plans and Arrangements

10.1	Arbitron 2008 Equity Compensation Plan Form of Non-Statutory Stock Option Agreement					*

10.2	Arbitron Inc. 2008 Equity Compensation Plan Form of Performance-Based Restricted Stock Unit Agreement					*

10.3	Arbitron Inc. 2008 Equity Compensation Plan Form of Performance-Based Deferred Stock Unit Agreement for William T. Kerr					*

10.4	Arbitron Inc. Performance Cash Award Program					*

10.5	Arbitron Inc. Form of Performance Cash Award Letter					*

10.6	Amended and Restated Schedule of Non-Employee Director Compensation					*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a – 14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a – 14(a)					*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

*	Filed or furnished herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBITRON INC.
By:	/s/ SEAN R. CREAMER
Sean R. Creamer
Executive Vice President of Finance and Planning and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal financial and principal accounting officer)

Date: May 6, 2010