Form 10-Q
period 2010-06-30
ARBITRON INC
filed 2010-08-05
CIK 109758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 26,837,065 shares of common stock, par value $0.50 per share, outstanding as of July 31, 2010.

ARBITRON INC.

     Arbitron owns or has the rights to various trademarks, trade names or service marks used in its radio audience measurement business and subsidiaries, including the following: the Arbitron name and logo, ArbitrendsSM, RetailDirect®, RADAR®, TapscanTM, Tapscan WorldWideTM, LocalMotion®, Maximi$er®, Maximi$er® Plus, Arbitron PD Advantage®, SmartPlus®, Arbitron Portable People MeterTM, PPMTM, Arbitron PPM®, PPM 360™, Marketing Resources Plus®, MRPSM, PrintPlus®, MapMAKER DirectSM, Media ProfessionalSM, Media Professional PlusSM, QualitapSM and Schedule-ItSM.
     The trademarks Windows® and Media Rating Council® are the registered trademarks of others.
     We routinely post important information on our website at www.arbitron.com. Information contained on our website is not part of this quarterly report.

ARBITRON INC.
Consolidated Balance Sheets
(In thousands, except par value data)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$13,326	$8,217
Trade accounts receivable, net of allowance for doubtful accounts of $4,076 as of June 30, 2010, and $4,708 as of December 31, 2009	56,688	52,607
Prepaid expenses and other current assets	4,786	9,373
Deferred tax assets	5,095	4,982

Total current assets	79,895	75,179

Equity and other investments	17,179	16,938
Property and equipment, net	67,686	67,903
Goodwill, net	38,500	38,500
Other intangibles, net	7,545	809
Noncurrent deferred tax assets	3,785	4,130
Other noncurrent assets	653	370

Total assets	$215,243	$203,829

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,412	$14,463
Accrued expenses and other current liabilities	18,131	28,305
Deferred revenue	49,730	43,148

Total current liabilities	79,273	85,916
Long-term debt	68,000	68,000
Other noncurrent liabilities	20,722	19,338

Total liabilities	167,995	173,254

Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $100.00 par value, 750 shares authorized, no shares issued	—	—
Common stock, $0.50 par value, 500,000 shares authorized, 32,338 shares issued as of June 30, 2010, and December 31, 2009	16,169	16,169
Net distributions to parent prior to March 30, 2001 spin-off	(239,042)	(239,042)
Retained earnings subsequent to spin-off	283,280	267,305
Common stock held in treasury, 5,638 shares as of June 30, 2010, and 5,750 shares as of December 31, 2009	(2,819)	(2,875)
Accumulated other comprehensive loss	(10,340)	(10,982)

Total stockholders’ equity	47,248	30,575

Total liabilities and stockholders’ equity	$215,243	$203,829

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	June 30,
	2010	2009
Revenue	$88,339	$86,799

Costs and expenses
Cost of revenue	59,504	55,762
Selling, general and administrative	19,149	19,351
Research and development	9,072	10,584
Restructuring and reorganization	—	185

Total costs and expenses	87,725	85,882

Operating income	614	917
Equity in net income of affiliate	5,642	5,581

Income before interest and income tax expense	6,256	6,498
Interest income	4	14
Interest expense	254	365

Income before income tax expense	6,006	6,147
Income tax expense	2,207	2,651

Net income	$3,799	$3,496

Income per weighted-average common share
Basic	$0.14	$0.13
Diluted	$0.14	$0.13

Weighted-average common shares used in calculations
Basic	26,650	26,486
Potentially dilutive securities	424	169

Diluted	27,074	26,655

Dividends declared per common share outstanding	$0.10	$0.10

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
Revenue	$184,235	$185,288

Costs and expenses
Cost of revenue	102,657	95,291
Selling, general and administrative	36,790	37,775
Research and development	18,981	19,890
Restructuring and reorganization	—	8,356

Total costs and expenses	158,428	161,312

Operating income	25,807	23,976
Equity in net income of affiliate	3,111	2,581

Income before interest and income tax expense	28,918	26,557
Interest income	6	33
Interest expense	519	698

Income before income tax expense	28,405	25,892
Income tax expense	10,858	10,055

Net income	$17,547	$15,837

Income per weighted-average common share
Basic	$0.66	$0.60
Diluted	$0.65	$0.60

Weighted-average common shares used in calculations
Basic	26,622	26,458
Potentially dilutive securities	377	142

Diluted	26,999	26,600

Dividends declared per common share outstanding	$0.20	$0.20

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Cash Flows
(In thousands and unaudited)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities
Net income	$17,547	$15,837
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	12,931	10,810
Amortization of intangible assets	264	71
Loss on asset disposals and impairment	1,319	1,071
Loss on retirement plan lump-sum settlements	1,212	15
Reduced tax benefits on share-based awards	(25)	(1,437)
Deferred income taxes	(539)	206
Equity in net income of affiliate	(3,111)	(2,581)
Distributions from affiliate	4,650	5,400
Bad debt expense	60	674
Non-cash share-based compensation	3,102	4,626
Changes in operating assets and liabilities
Trade accounts receivable	(4,141)	(15,596)
Prepaid expenses and other current assets	3,881	1,767
Accounts payable	(398)	(5,367)
Accrued expenses and other current liabilities	(10,196)	(7,075)
Deferred revenue	6,582	(738)
Other noncurrent liabilities	1,600	998

Net cash provided by operating activities	34,738	8,681

Cash flows from investing activities
Additions to property and equipment	(12,859)	(16,752)
Payments for asset acquisitions	(2,500)	—
Purchases of equity and other investments	(1,780)	(3,400)
License of other intangible assets	(4,500)	—

Net cash used in investing activities	(21,639)	(20,152)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	1,156	738
Dividends paid to stockholders	(5,312)	(5,284)
Decrease in bank overdraft payables	(3,833)	—
Borrowings under Credit Facility	10,000	33,000
Payments under Credit Facility	(10,000)	(13,000)

Net cash (used in) provided by financing activities	(7,989)	15,454

Effect of exchange rate changes on cash and cash equivalents	(1)	28

Net change in cash and cash equivalents	5,109	4,011
Cash and cash equivalents at beginning of period	8,217	8,658

Cash and cash equivalents at end of period	$13,326	$12,669

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)
1. Basis of Presentation and Consolidation
Presentation
     The accompanying unaudited consolidated financial statements of Arbitron Inc. (the “Company” or “Arbitron”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and are of a normal recurring nature. The consolidated balance sheet as of December 31, 2009 was audited at that date, but all of the information and notes as of December 31, 2009 required by U.S. generally accepted accounting principles have not been included in this Form 10-Q. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Consolidation
     The consolidated financial statements of the Company for the three- and six-month periods ended June 30, 2010, reflect the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries: Arbitron Holdings Inc., Astro West LLC, Ceridian Infotech (India) Private Limited, Arbitron International, LLC and Arbitron Technology Services India Private Limited. All significant intercompany balances have been eliminated in consolidation. Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period’s presentation.

2. Long-Term Debt
     On December 20, 2006, the Company entered into an agreement with a consortium of lenders to provide up to $150.0 million of financing to the Company through a five-year, unsecured revolving credit facility (the “Credit Facility”), expiring on December 20, 2011. The agreement contains an expansion feature for the Company to increase the total financing available under the Credit Facility by up to $50.0 million to an aggregate of $200.0 million. Such increased financing would be provided by one or more existing Credit Facility lending institutions, subject to the approval of the lending banks, and/or in combination with one or more new lending institutions, subject to the approval of the Credit Facility’s administrative agent. As of both June 30, 2010, and December 31, 2009, the outstanding borrowings under the Credit Facility were $68.0 million.
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
     Interest capitalized during each of the three-month periods ended June 30, 2010, and 2009, was less than $0.1 million. Non-cash amortization of deferred financing costs classified as interest expense during each of the three-month periods ended June 30, 2010, and 2009, was less than $0.1 million. The interest rate on outstanding borrowings as of June 30, 2010, and December 31, 2009, was .92% and 1.03%, respectively.
     Interest paid during the six-month periods ended June 30, 2010, and 2009, was $0.5 million and $0.6 million, respectively. Interest capitalized during each of the six-month periods ended June 30, 2010, and 2009, was less than $0.1 million. Non-cash amortization of deferred financing costs classified as interest expense during each of the six-month periods ended June 30, 2010, and 2009, was less than $0.1 million.
     The Credit Facility contains certain financial covenants, and limits, among other things, the Company’s ability to sell certain assets, incur additional indebtedness, and grant or incur liens on its assets. The material debt covenants under the Company’s Credit Facility include both a maximum leverage ratio (“leverage ratio”) and a minimum interest coverage ratio (“interest coverage ratio”). The leverage ratio is a non-GAAP financial measure equal to the amount of the Company’s consolidated total indebtedness, as defined in the Credit Facility, divided by a contractually defined adjusted Earnings Before Interest, Taxes, Depreciation and Amortization and non-cash compensation (“Consolidated EBITDA”) for the trailing 12-month period. The interest coverage ratio is a non-GAAP financial measure equal to the same contractually defined Consolidated EBITDA divided by total interest expense. Both ratios are designed as measures of the Company’s ability to meet current and future obligations. As of June 30, 2010, based upon these financial covenants, there was no default or limit on the Company’s ability to borrow the unused portion of the Credit Facility.
     The Credit Facility also contains customary events of default, including nonpayment and breach covenants. In the event of default, repayment of borrowings under the Credit Facility, as well as the payment of accrued interest and fees, could be accelerated. The Credit Facility also contains cross default provisions whereby a default on any material indebtedness, as defined in the Credit Facility, could result in the acceleration of our outstanding debt and the termination of any unused commitment under the Credit Facility. The Company currently has no outstanding debts other than those associated with borrowings under the Credit Facility. In addition, a default may result in the application of higher rates of interest on the amounts due.

3. Stockholders’ Equity
     Changes in stockholders’ equity for the six-month period ended June 30, 2010, were as follows (in thousands):

				Net Distributions
				to Parent	Retained	Accumulated
				Prior to	Earnings	Other	Total
	Shares	Common	Treasury	March 30, 2001	Subsequent	Comprehensive	Stockholders’
	Outstanding	Stock	Stock	Spin-off	to Spin-off	Loss	Equity

Balance as of December 31, 2009	26,588	$16,169	$(2,875)	$(239,042)	$267,305	$(10,982)	$30,575

Net income	—	—	—	—	17,547	—	17,547

Common stock issued from treasury stock	112	—	56	—	679	—	735

Reduced tax benefits from share-based awards	—	—	—	—	(25)	—	(25)

Non-cash share-based compensation	—	—	—	—	3,102	—	3,102

Dividends declared	—	—	—	—	(5,328)	—	(5,328)

Other comprehensive income	—	—	—	—	—	642	642

Balance as of June 30, 2010	26,700	$16,169	$(2,819)	$(239,042)	$283,280	$(10,340)	$47,248

     A quarterly cash dividend of $0.10 per common share was paid to stockholders on July 1, 2010.

4. Net Income per Weighted-Average Common Share
     The computations of basic and diluted net income per weighted-average common share for the three and six-month periods ended June 30, 2010, and 2009, are based on the Company’s weighted-average shares of common stock and potentially dilutive securities outstanding.
     Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period. As of June 30, 2010, and 2009, there were options to purchase 2,486,862 and 2,764,049 shares, respectively, of the Company’s common stock outstanding, of which options to purchase 1,356,889 and 2,375,313 shares of the Company’s common stock, respectively, were excluded from the computation of diluted net income per weighted-average common share for the quarter ended June 30, 2010, and 2009, respectively, either because the options’ exercise prices were greater than the average market price of the Company’s common shares or assumed repurchases from proceeds from the options’ exercise were potentially antidilutive.
     The Company elected to use the short-cut method of determining its initial hypothetical tax benefit windfall pool. The assumed proceeds associated with the entire amount of tax benefits for share-based awards granted prior to January 1, 2006, were used in the diluted shares computation. For share-based awards granted subsequent to January 1, 2006, the assumed proceeds for the related excess tax benefits, if any, were also used in the diluted shares computation.

5. Comprehensive Income and Accumulated Other Comprehensive Loss
     The Company’s comprehensive income is comprised of net income, changes in foreign currency translation adjustments, and changes in retirement liabilities, net of tax (expense) benefits. The components of comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$3,799	$3,496	$17,547	$15,837

Other comprehensive income (loss):

Change in foreign currency translation adjustment	(253)	35	(227)	(44)

Change in retirement liabilities, net of tax expense of $117, and $136 for the three months ended June 30, 2010, and 2009, respectively; and a tax expense of $559, and $295 for the six months ended June 30, 2010, and 2009, respectively.	184	210	869	449

Other comprehensive income (loss)	(69)	245	642	405

Comprehensive income	$3,730	$3,741	$18,189	$16,242

The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30,	December 31,
	2010	2009
Foreign currency translation adjustment	$(537)	$(310)

Retirement plan liabilities, net of taxes	(9,803)	(10,672)

Accumulated other comprehensive loss	$(10,340)	$(10,982)

6. Prepaids and Other Current Assets
     Prepaids and other current assets as of June 30, 2010, and December 31, 2009, consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Survey participant incentives and prepaid postage	$2,880	$2,172
Other	1,605	2,810
Insurance recovery receivables	301	4,391

Prepaids and other current assets	$4,786	$9,373

     During 2008, the Company became involved in two securities law civil actions and a governmental interaction primarily related to the commercialization of our Portable People Meter™ (PPM™) service, which the management of the Company believes are covered by the Company’s Directors and Officers insurance policy. As of June 30, 2010, and December 31, 2009, the Company incurred-to-date approximately $9.1 million and $8.8 million, respectively, in legal fees and costs in defense of its positions related thereto.
     The Company reported $0.3 million and $1.3 million in estimated gross insurance recoveries as reductions to selling, general and administrative expense during the six-month periods ended June 30, 2010, and 2009, respectively. These reductions partially offset the $0.3 million and $1.6 million in related legal fees recorded during the six-month periods ended June 30, 2010, and 2009, respectively. As of June 30, 2010, the Company has received $5.6 million in insurance reimbursements related to these legal actions and estimates that an additional $0.3 million of the aggregate costs and expenses are probable for recovery under its Director and Officer insurance policy.
     During 2009 and 2008, the Company incurred $2.7 million in business interruption losses and damages as a result of Hurricane Ike. As of June 30, 2010, approximately $1.6 million in insurance reimbursements were received and no subsequent insurance reimbursements are expected to be received.
7. Equity and Other Investments
     The Company’s equity and other investments consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Scarborough	$11,999	$13,538

Equity investments	11,999	13,538

TRA preferred stock	5,180	3,400

Other investments	5,180	3,400

Equity and other investments	$17,179	$16,938

     The Company’s 49.5% investment in Scarborough Research (“Scarborough”), a Delaware general partnership, is accounted for using the equity method of accounting. On May 24, 2010, the Company paid $1.8 million to increase its investment in the preferred stock of TRA Global, Inc., a Delaware corporation (“TRA”). The Company’s TRA investment is accounted for using the cost method of accounting. See Note 15 Financial Instruments for further information regarding the Company’s TRA investment as of June 30, 2010.
     The following table shows the investment activity and balances for each of the Company’s investments and in total for the three- and six-month periods ended as of June 30, 2010, and 2009:

	Summary of Investment Activity (in thousands)
	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
	Scarborough	TRA	Total	Scarborough	TRA	Total

Beginning balance	$8,057	$3,400	$11,457	$8,400	$—	$8,400
Investment income	5,642	—	5,642	5,581	—	5,581
Distributions from investee	(1,700)	—	(1,700)	(1,899)	—	(1,899)
Cash investments	—	1,780	1,780	—	3,400	3,400

Ending balance at June 30	$11,999	$5,180	$17,179	$12,082	$3,400	$15,482

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
	Scarborough	TRA	Total	Scarborough	TRA	Total

Beginning balance	$13,538	$3,400	$16,938	$14,901	$—	$14,901
Investment income	3,111	—	3,111	2,581	—	2,581
Distributions from investee	(4,650)	—	(4,650)	(5,400)	—	(5,400)
Cash investments	—	1,780	1,780	—	3,400	3,400

Ending balance at June 30	$11,999	$5,180	$17,179	$12,082	$3,400	$15,482

8. Acquisitions
     During the three-month period ended March 31, 2010, the Company entered into a licensing arrangement with Digimarc Corporation (“Digimarc”) to receive a non-exclusive, worldwide and irrevocable license to a substantial portion of Digimarc’s domestic and international patent portfolio. The Company paid $4.5 million for this intangible asset, which will be amortized over 7.0 years.
     On June 15, 2010, Astro West LLC, a wholly owned subsidiary of the Company, completed the purchase of the technology portfolio, patents, and trade name from Integrated Media Measurement, Inc., now doing business as Audience Measurement Technologies, Inc. The Company paid $2.5 million for the acquisition of these assets. An appraisal of the fair value of the acquired assets will be completed in the third quarter of 2010.
9. Contingencies
     During 2009 and 2008, the Company was involved in a number of significant legal actions and governmental interactions primarily related to the commercialization of our PPM service. A contingent loss in the amount of $0.5 million for these claims is recorded within accrued expenses and other current liabilities on the Company’s consolidated balance sheet as of June 30, 2010, and December 31, 2009.
10. Restructuring and Reorganization Initiative
     During the first quarter of 2009, the Company implemented a restructuring, reorganization and expense reduction plan (the “Plan”). The Plan included reducing the Company’s full-time workforce by approximately 10 percent. The Company incurred $10.0 million of restructuring charges during 2009, related principally to severance, termination benefits, outplacement support, retirement plan settlement charges and certain other expenses that were incurred as part of the Plan. No additional charges are expected to be incurred in 2010.

     The following table presents additional information regarding the restructuring and reorganization activity for the three- and six-month periods ended June 30, 2010, and 2009 (in thousands):

	For the Three	For the Three
	Months Ended June	Months Ended June
Restructuring and Reorganization	30, 2010	30, 2009
Beginning liability	$231	$8,156

Costs incurred and charged to expense	—	185

Costs paid during the period	(219)	(5,707)

Ending liability as of June 30	$12	$2,634

	For the Six	For the Six
	Months Ended June	Months Ended
Restructuring and Reorganization	30, 2010	June 30, 2009
Beginning liability	$482	$—

Costs incurred and charged to expense	—	8,356

Costs paid during the period	(470)	(5,722)

Ending liability as of June 30	$12	$2,634

     The ending restructuring and reorganization liability balance noted above is recorded within the accrued expenses and other current liabilities on the Company’s consolidated balance sheet as of June 30, 2010, and December 31, 2009.

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
     The components of periodic benefit costs for the defined-benefit pension, postretirement and supplemental retirement plans were as follows (in thousands):

	Defined-Benefit		Postretirement		Supplemental
	Pension Plan		Plan		Retirement Plans
	Three Months		Three Months		Three Months
	Ended June 30,		Ended June 30,		Ended June 30,
	2010	2009	2010	2009	2010	2009
Service cost	$182	$222	$9	$13	$4	$5
Interest cost	471	477	23	23	50	72
Expected return on plan assets	(534)	(576)	—	—	—	—
Amortization of prior service cost (credit)	—	5	—	—	—	(3)
Amortization of net loss	263	248	9	10	30	83

Net periodic benefit cost	$382	$376	$41	$46	$84	$157

Settlement and curtailment loss	$—	$—	$—	$—	$—	$15

	Defined-Benefit		Postretirement		Supplemental
	Pension Plan		Plan		Retirement Plans
	Six Months		Six Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,
	2010	2009	2010	2009	2010	2009
Service cost	$365	$444	$19	$25	$8	$46
Interest cost	942	953	45	46	109	162
Expected return on plan assets	(1,068)	(1,153)	—	—	—	—
Amortization of prior service cost (credit)	—	11	—	—	—	(8)
Amortization of net loss	526	497	18	21	72	222

Net periodic benefit cost	$765	$752	$82	$92	$189	$422

Settlement and curtailment loss	$—	$—	$—	$—	$1,212	$15

     During the six-month period ended June 30, 2010, the Company recognized a $1.2 million settlement loss as a result of a lump sum distribution paid to a supplemental retirement plan participant which exceeded the service and interest components incurred for that plan. During the six-month period ended June 30, 2009, the Company recognized a curtailment charge of less than $0.1 million related to an employee termination under the Company’s 2009 restructuring and reorganization initiative.
     The Company estimates that it will contribute $5.1 million to its defined benefit plans during 2010.

12. Taxes
     The effective tax rate decreased to 38.2% for the six months ended June 30, 2010, from 38.8% for the six months ended June 30, 2009, primarily to reflect the increased benefit of certain permanent deductions.
     During 2010, the Company’s net unrecognized tax benefits for certain tax contingencies increased from $2.2 million as of December 31, 2009, to $2.3 million as of June 30, 2010. If recognized, the $2.3 million in unrecognized tax benefits would reduce the Company’s effective tax rate in future periods.
     Income taxes paid for the six months ended June 30, 2010 and 2009, were $15.1 million and $12.6 million, respectively.
13. Share-Based Compensation
     The following table sets forth information with regard to the income statement recognition of share-based compensation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenue	$90	$52	$180	$82
Selling, general and administrative	1,886	2,649	2,808	4,504
Research and development	61	42	114	40

Share-based compensation	$2,037	$2,743	$3,102	$4,626

     There was no capitalized share-based compensation cost recorded during the six-month periods ended June 30, 2010, and 2009.
     On May 25, 2010, the Company’s shareholders approved the amended and restated 2008 Equity Compensation Plan, including an increase of 2,200,000 shares of common stock for issuance thereunder, the extension of the 2008 Plan term, and the addition of performance criteria to facilitate the granting of performance-based compensation. The maximum amount of share awards authorized to be issued under this plan is 4,700,000 shares of the Company’s common stock and of this amount, a maximum of 4,700,000 shares of the Company’s common stock are authorized to be issued for performance-based awards. The expiration date of the 2008 Equity Compensation Plan is May 25, 2020. In addition, on May 25, 2010, the Company’s shareholders approved an amendment and restatement of its compensatory Employee Stock Purchase Plan (“ESPP”) increasing the maximum number of shares of Company common stock reserved for sale under the ESPP from 850,000 to 1,100,000.
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
     The Company uses historical data to estimate future option exercises and employee terminations in order to determine the expected term of the stock option. Identified groups of optionholders that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of stock options granted represents the period of time that such stock options are expected to be outstanding. The expected term can vary for certain groups of optionholders exhibiting different behavior. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury strip bond yield curve in effect at the time of grant. Expected volatilities are based on the historical volatility of the Company’s common stock. The fair value of each stock option granted to employees and nonemployee directors during the six-month periods ended June 30, 2010, and 2009, was estimated on the date of grant using a Black-Scholes stock option valuation model.
     For the three-month period ended June 30, 2010, there were no options granted. For the three-month period ended June 30, 2009, the number of stock options granted was 935,789 and the weighted-average exercise price for those stock options granted was $20.33.
     For the six-month periods ended June 30, 2010, and 2009, the number of stock options granted was 288,544 and 1,320,293, respectively, and the weighted-average exercise price for those stock options granted was $22.84 and $18.79, respectively.
     As of June 30, 2010, there was $4.2 million in total unrecognized compensation cost related to stock options granted under the SIPs. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 2.0 years. The weighted-average exercise price and weighted-average remaining contractual term for outstanding stock options as of June 30, 2010, were $30.84 and 6.98 years, respectively, and as of June 30, 2009, $29.73 and 7.74 years, respectively.
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
     As of June 30, 2010, there was $3.9 million of total unrecognized compensation cost related to nonvested service awards granted under the SIPs. This aggregate unrecognized cost for nonvested service awards is expected to be recognized over a weighted-average period of 2.4 years. Additional information for the three and six-month periods ended June 30, 2010, and 2009, is noted in the following table (dollars in thousands, except per share data):

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2010	2009	2010	2009
Number of nonvested service award shares granted	—	208,910	—	310,449

Weighted average grant-date fair value per share	—	$20.29	—	$18.56

Fair value of service award shares vested	$1,467	$132	$2,190	$781
     Performance awards. During the six-month period ended June 30, 2010, the Company granted nonvested performance awards, which (i) were issued at the fair market value of the Company’s common stock on the date of grant, (ii) will expire without vesting if the performance measure is not satisfied by the first anniversary date of the grant, and (iii) will, if the performance measure is satisfied, vest in four equal annual installments beginning on the first anniversary date of the grant. The Company’s nonvested performance awards provide for accelerated vesting if (i) there is a change in control of the Company and (ii) the participant’s employment terminates during the 24-month period following the effective date of the change in control for one of the reasons specified in the performance-based restricted stock unit agreement.
     Compensation expense is recognized using the fair market value of the Company’s common stock on the date of grant as the nonvested performance awards vest and under the assumption that the performance goal will be achieved. If such goal is not met, no compensation cost is recognized and any previously recognized compensation cost is reversed.
     As of June 30, 2010, there was $1.9 million of total unrecognized compensation cost related to nonvested performance awards granted under the SIPs. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 3.7 years. During the three-month period ended June 30, 2010, 39,630 shares of nonvested performance awards were granted at a weighted average grant-date fair value per share of $30.46. During the six-month period ended June 30, 2010, 91,553 shares of nonvested performance awards were granted at a weighted average grant-date fair value per share of $25.76. No such performance awards were granted during 2009. No shares of performance awards have vested as of June 30, 2010.
Deferred Stock Units
     Service award grant to CEO. A deferred stock unit service award was issued by the Company at the fair market value of the Company’s stock on the date of grant, and vests annually over a four-year period on each anniversary date of the date of grant. The deferred stock unit award is convertible, into shares of the Company’s common stock, following the holder’s termination of employment. The Company’s deferred stock unit service award provides for accelerated vesting upon termination without cause or retirement as defined in the CEO’s employment agreement.
     As of June 30, 2010, there was $1.2 million of total unrecognized compensation cost related to this deferred stock unit service award. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 1.5 years.
     Performance award grant to CEO. During the six-month period ended June 30, 2010, the Company granted a deferred stock unit performance award which (i) was issued at the fair market value of the Company’s common stock on the date of grant, (ii) will expire without vesting if the performance measure is not satisfied by the first anniversary date of the grant, (iii) will, if the performance measure is satisfied, vest in four equal annual installments beginning on the first anniversary date of the grant, and (iv) provides for accelerated vesting upon termination without cause or retirement as defined in the CEO’s employment agreement. This deferred stock unit performance award is convertible to shares of the Company’s common stock, subsequent to termination of employment.
     As of June 30, 2010, there was $0.4 million of total unrecognized compensation cost related to the deferred stock unit performance award granted under the SIPs to the Company’s CEO. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 1.5 years.
     Awards for service on Board of Directors (“Board”). Deferred stock units granted for retainer fees and meeting attendance fees that the individual Board members elect to receive in the form of DSUs rather than cash vest immediately upon grant, are convertible to shares of common stock subsequent to their termination of service as a director, and are issued at the fair market value of the Company’s stock upon the date of grant. Initial grants issued to new directors vest annually over three years. Beginning in 2010, the annual grant to nonemployee directors consisted of a DSU grant, which vest annually in three equal installments over a three-year period. As of June 30, 2010, there was $0.8 million of total unrecognized compensation cost related to deferred stock units granted under the SIPs to nonemployee directors. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 2.9 years.
     Other deferred stock unit (“DSU”) information for the three- and six-month periods ended June 30, 2010, and 2009, is noted in the following table (dollars in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2010	2009	2010	2009
Service DSU award granted to CEO	—	—	60,144	—

Performance DSU award granted to CEO	—	—	23,004	—

DSU awards granted for Board service and dividend equivalents	25,517	26,228	31,676	31,634

Fair value of DSU shares vested	$41	$74	$84	$154
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Quantitative radio audience estimates and related software licensing	82%	82%	90%	90%
     The Company had one customer that individually represented 19% of its annual revenue for the year ended December 31, 2009. The Company had two customers that individually represented 23% and 10% of its total accounts receivable as of June 30, 2010, and one customer that individually represented 24% of its total accounts receivable as of December 31, 2009. The Company has historically experienced a high level of contract renewals.
15. Financial Instruments
     The Company believes that the fair market value of the TRA investment approximates the carrying value of $5.2 million and $3.4 million as of June 30, 2010 and December 31, 2009, respectively. On May 24, 2010, the Company paid approximately $1.8 million to purchase additional shares of preferred stock of TRA. Fair values of accounts receivable and accounts payable approximate carrying values due to their short-term nature. Due to the floating rate nature of the Company’s revolving obligation under its Credit Facility, the fair values of the $68.0 million in outstanding borrowings as of both June 30, 2010, and December 31, 2009, approximate their carrying amounts.

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
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron Inc. and its subsidiaries (“we,” “our,” “Arbitron” or the “Company”) in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “intends,” “anticipates,” “estimates,” “believes” or “plans” or comparable terminology, are forward-looking statements based on current expectations about future events, which we have derived from information currently available to us. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied by such forward-looking statements. These risks and uncertainties include, in no particular order, whether we will be able to:
•	successfully maintain and promote industry usage of our services, a critical mass of broadcaster encoding, and the proper understanding of our audience measurement services and methodology in light of governmental actions, including investigation, regulation, legislation or litigation, customer or industry group activism, or adverse community or public relations efforts;

•	complete the Media Rating Council, Inc. (“MRC”) audits of our local market Arbitron PPM ratings services in a timely manner and successfully obtain and/or maintain MRC accreditation for our audience measurement services;

•	successfully commercialize our PPM service;

•	design, recruit and maintain PPM panels that appropriately balance research quality, panel size and operational cost;

•	absorb costs related to legal proceedings and governmental entity interactions and avoid any related fines, limitations or conditions on our business activities, including, without limitation, by meeting or exceeding our commitments and agreements with various governmental entities;

•	successfully develop, implement and fund initiatives designed to increase sample quality;

•	successfully manage the impact on costs of data collection due to lower respondent cooperation in surveys, consumer trends including a trend toward increasing incidence of cell phone households, privacy concerns, technology changes, and/or government regulations;

•	provide appropriate levels of operational capacity and funding to support the more costly identification and recruitment of cell phone households into our panels and samples;

•	successfully manage the impact on our business of the recent economic downturn generally, and in the advertising market, in particular, including, without limitation, the insolvency of any of our customers or the impact of such downturn on our customers’ ability to fulfill their payment obligations to us;

•	compete with companies that may have financial, marketing, sales, technical or other advantages over us;

•	effectively respond to rapidly changing technological needs of our customer base, including creating proprietary technology and systems to support our cell phone sampling plans, and new customer services that meet these needs in a timely manner;

•	successfully execute our business strategies, including evaluating and, where appropriate, entering into potential acquisition, joint-venture or other material third-party agreements;

•	effectively manage the impact, if any, of any further ownership shifts in the radio and advertising agency industries;

•	successfully develop and implement technology solutions to encode and/or measure new forms of media content and delivery, and advertising in an increasingly competitive environment;

•	successfully develop, implement, and launch our cross-platform initiatives; and

•	renew contracts with key customers.
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
     Historically, our quantitative radio audience measurement business and related software have accounted for a substantial majority of our revenue. For both of the six-month periods ended June 30, 2010, and 2009, our quantitative radio audience measurement business and related software accounted for approximately 90 percent of our revenue. We expect that for the year ending December 31, 2010, our quantitative radio audience measurement business and related software licensing will account for approximately 90 percent of our revenue.
     Quarterly fluctuations in these percentages are reflective of the seasonal delivery schedule of our quantitative radio audience measurement business and our Scarborough revenues. For further information regarding seasonality trends, see “Seasonality.”
     While we expect that our quantitative radio audience measurement business and related software licensing will continue to account for the majority of our revenue for the foreseeable future, we are actively seeking opportunities to diversify our revenue base by, among other things, leveraging the investment we have made in our PPM technology and exploring applications of the technology to both enhance and extend beyond our domestic radio audience measurement business.

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
     Growth in revenue is expected for 2010 due to the full year impact of revenue recognized for the 33 markets in which we commercialized the PPM service prior to 2010, as well as the partial year impact related to the 15 markets in which we are scheduled to commercialize the PPM service during the latter half of 2010. However, the full revenue impact of the launch of the PPM service in each PPM Market is not expected to occur within the first year after commercialization because our customer contracts allow for phased-in pricing toward the higher PPM service rate over a period of time.
     We incur expenses to build the PPM panel in each PPM Market in the months before we commercialize the service in that market. However, we recognize PPM revenue at the higher PPM rates only when we deliver audience estimates using the PPM service. Because we did not commercialize the PPM service in any new markets during the first half of 2010 and because we incurred expenses in the first half of 2010 related to the 15 markets in which we plan to commercialize the PPM service during the second half of 2010, our results of operations were negatively impacted during the first half of 2010 to the extent of such panel expenses in advance of PPM revenues. We expect that our revenue will increase during the second half of 2010 as we begin to deliver audience estimates in the new PPM Markets and begin to recognize such revenue at the higher PPM rates.
     The election of Cumulus, Inc. (“Cumulus”) and Clear Channel Communications, Inc. (“Clear Channel”) to subscribe to a competitor’s radio ratings service in certain small to mid-sized markets in 2009 resulted in a $5.0 million negative impact on revenue we would have received for the year ended December 31, 2009 had those two customers renewed their agreements with us, and is anticipated to adversely impact our expected revenue by approximately $10.0 million in 2010. Due to the impact of the recent economic downturn on anticipated sales of discretionary services and renewals of agreements to provide ratings services, as well as the high penetration of our current services in the radio broadcasting business, we expect that our future annual organic rate of revenue growth from our quantitative Diary-based radio ratings services will be slower than historical trends.
     We continue to operate in a highly challenging business environment. Our future performance will be impacted by our ability to address a variety of challenges and opportunities in the markets and industries we serve. Such challenges and opportunities include our ability to continue to maintain and improve the quality of our PPM service, and manage increased costs for data collection, arising from, among other things, increased numbers of cell phone households, which are more expensive for us to recruit than are households with landline telephones. Our goal is to use commercially reasonable efforts to obtain and/or maintain MRC accreditation in all of our PPM Markets, and develop and implement effective and efficient technological solutions to measure cross-platform media and advertising.
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
     Commercialization of our PPM ratings service has required and will continue to require a substantial financial investment. We believe our cash generated from operations, as well as access to our existing credit facility, is sufficient to fund such requirements. As we have previously disclosed, our ongoing efforts to support the commercialization of our PPM ratings service have had a material negative impact on our results of operations. The amount of capital required for deployment of our PPM ratings service and the impact on our results of operations will be greatly affected by the speed of the commercialization. We anticipate that PPM costs and expenses for each PPM Market will generally accelerate six to nine months in advance of the commercialization of the service in each PPM Market as we build the panels. These costs are incremental to the costs associated with our Diary-based ratings service.
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
     Recent Developments. On April 22, 2010, we announced a settlement of our outstanding disputes with the PPM Coalition and its members regarding our PPM recruitment methodology. As part of the settlement, we committed to implementing substantially all of the elements of the proposal we made to the United States House of Representatives Committee on Oversight and Government Reform and also committed to further enhance our multimodal recruitment approach by implementing targeted in-person recruitment in all geographies in all PPM Markets by the end of 2011. In July 2010, we began implementing targeted in-person recruitment in a limited number of select local markets.
     On June 2, 2010, we announced that we have entered into a settlement agreement with Spanish Broadcasting System, Inc. (“SBS”). SBS has resumed encoding its broadcast signals for all of its markets that use our PPM radio ratings service, and SBS has extended its agreement with us for the use of PPM ratings in those markets.
     On June 21, 2010, we announced our new generation of audience measurement technology, the PPM 360TM, which extends the PPM technology onto a wireless platform.
     On June 21, 2010, we also announced that we had completed the purchase of certain tangible and intangible assets of Integrated Media Measurement, Inc., now known as Audience Measurement Technologies, Inc.
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
     In recent years, our ability to deliver sample proportionality that matches the demographic composition of younger demographic groups has deteriorated, caused in part by the trend among some households to disconnect their landline telephones, effectively removing these households from our telephone sample frame. We increased our sample target for cell phone households in Diary markets from an average of 10 percent, as achieved in the Spring 2009 survey through Fall 2009 surveys, to an average of 15 percent across all Diary markets as of Spring 2010. In addition, effective with the Spring 2010 survey, we expanded cell phone household sampling to include households that rarely or never use their landlines. We expect this enhancement will increase our total cell phone sample frame an additional two percent.
     It is increasingly expensive for us to recruit cell phone households. Because we intend to further increase the number of cell phone households in our samples, we believe this quality improvement initiative will significantly increase our costs. We currently anticipate that the total cost of cell phone household recruitment for the PPM and Diary services will be approximately $15.0 million in 2010, which is an increase of approximately $5.0 million over 2009.
General Economic Conditions
     Our customers derive most of their revenue from transactions involving the sale or purchase of advertising. During recent challenging economic times, advertisers have reduced advertising expenditures, impacting advertising agencies and media. Although there are signs of improving economic conditions for the radio industry, advertising agencies and media companies have been and may continue to be less likely to purchase our services, which has and could continue to adversely impact our business, financial position, and operating results. For the six months ended June 30, 2010, there has been a $7.5 million aggregate decrease in revenue received from customers, including Univision, that were subscribers in the first half of 2009 but have either not subscribed or have reduced their level of subscribed services in the first half of 2010.
     Since September 2008, we have experienced an increase in the average number of days our sales have been outstanding before we have received payment, which has resulted in an increase in trade accounts receivable as compared to historical trends. Our accounts receivable remained at this elevated level throughout 2009, as well as throughout the first six months of 2010. If the economic downturn expands or is sustained for an extended period into the future, it may lead to increased incidences of customers’ inability to pay their accounts, an increase in our provision for doubtful accounts, and a further increase in collection cycles for accounts receivable or insolvency of our customers.
     We depend on a limited number of key customers for our ratings services and related software. For example, in 2009, Clear Channel represented 19 percent of our total revenue. Because many of our largest customers own and operate radio stations in markets that we expect to transition to PPM measurement, we expect that our dependence on our largest customers will continue for the foreseeable future. Additionally, although fewer contracts expire in 2010 as compared to historical standards, if one or more key customers do not renew all or part of their contracts as they expire, we could experience a significant decrease in our operating results.
Legal Expenses
     Since the fourth quarter of 2008, we have incurred approximately $9.1 million in aggregate legal costs and expenses in connection with two securities law civil actions and a governmental interaction, relating primarily to the commercialization of our PPM ratings service. For additional information regarding the Company’s material legal matters, see “Item 1. — Legal Proceedings.” As of June 30, 2010, we received $5.6 million in insurance reimbursements related to these legal actions and estimated that an additional $0.3 million of the aggregate costs and expenses were probable for recovery under our Director and Officer insurance policy. We are also involved in other legal matters for which we do not expect that the legal costs and expenses will be recoverable through insurance. We can provide no assurance that we will not continue to incur legal costs and expenses at comparable or higher levels in the future. For further information regarding these legal costs, see “— Critical Accounting Policies and Estimates.”
Critical Accounting Policies and Estimates
     Critical accounting policies and estimates are those that are both important to the presentation of our financial position or results of operations, and require our most difficult, complex or subjective judgments.
     Software development costs. We capitalize software development costs with respect to significant internal use software initiatives or enhancements from the time that the preliminary project stage is completed and management considers it probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are amortized over periods of three to five years. We perform an assessment quarterly to determine if it is probable that all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value. As of June 30, 2010, and December 31, 2009, our capitalized software developed for internal use had carrying amounts of $24.2 million and $23.9 million, respectively, including $13.8 million and $13.7 million, respectively, of software related to the PPM service.
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

     Insurance Receivables. Beginning in the fourth quarter of 2008, we became involved in two securities law civil actions and a governmental interaction primarily related to the commercialization of our PPM service. We have incurred a combined total of approximately $9.1 million in legal fees and expenses in connection with these matters. As of June 30, 2010, $5.6 million in insurance reimbursements related to these legal actions was received. As of June 30, 2010, and December 31, 2009, we estimated that $0.3 million and $3.5 million, respectively, of such legal fees and expenses were probable for future receipt under our Directors and Officers insurance policy. These amounts are included in our prepaid expenses and other current assets on our balance sheet.
     As a result of Hurricane Ike in 2008, we incurred a combined total of $2.7 million of business interruption losses and damages. As of June 30, 2010, $1.6 million in insurance reimbursements related to these losses and damages was received, and no additional insurance reimbursements are expected to be received in the future regarding our Hurricane Ike losses. As of December 31, 2009, we estimated that insurance reimbursements for a portion of the expenses incurred were probable for future receipt under our insurance policy in the amount of $0.9 million. We included this estimate for our insurance claims receivable within our prepaid expenses and other current assets on our balance sheet.

Results of Operations
Comparison of the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009
     The following table sets forth information with respect to our consolidated statements of income:
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Increase		Percentage of
	June 30,		(Decrease)		Revenue
	2010	2009	Dollars	Percent	2010	2009
Revenue	$88,339	$86,799	$1,540	1.8%	100.0%	100.0%

Costs and expenses
Cost of revenue	59,504	55,762	3,742	6.7%	67.4%	64.2%
Selling, general and administrative	19,149	19,351	(202)	(1.0%)	21.7%	22.3%
Research and development	9,072	10,584	(1,512)	(14.3%)	10.3%	12.2%
Restructuring and reorganization	—	185	(185)	(100.0%)	0.0%	0.2%

Total costs and expenses	87,725	85,882	1,843	2.1%	99.3%	98.9%

Operating income	614	917	(303)	(33.0%)	0.7%	1.1%

Equity in net income of affiliate	5,642	5,581	61	1.1%	6.4%	6.4%

Income before interest and tax expense	6,256	6,498	(242)	(3.7%)	7.1%	7.5%
Interest income	4	14	(10)	(71.4%)	0.0%	0.0%
Interest expense	254	365	(111)	(30.4%)	0.3%	0.4%

Income before income tax expense	6,006	6,147	(141)	(2.3%)	6.8%	7.1%
Income tax expense	2,207	2,651	(444)	(16.7%)	2.5%	3.1%

Net income	$3,799	$3,496	$303	8.7%	4.3%	4.0%

Income per weighted average common share
Basic	$0.14	$0.13	$0.01	7.7%

Diluted	$0.14	$0.13	$0.01	7.7%

Cash dividends declared per common share	$0.10	$0.10	$—	—

Certain percentage amounts may not total due to rounding.

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Increase
	June 30,		(Decrease)
	2010	2009	Dollars	Percent
Other data:
EBIT (1)	$6,256	$6,498	$(242)	(3.7%)
EBITDA (1)	$12,935	$12,156	$779	6.4%

EBIT and EBITDA Reconciliation (1)
Net income	$3,799	$3,496	$303	8.7%
Income tax expense	2,207	2,651	(444)	(16.7%)
Interest (income)	(4)	(14)	10	(71.4%)
Interest expense	254	365	(111)	(30.4%)

EBIT (1)	6,256	6,498	(242)	(3.7%)
Depreciation and amortization	6,679	5,658	1,021	18.0%

EBITDA (1)	$12,935	$12,156	$779	6.4%

(1)	EBIT (earnings before interest and income taxes) and EBITDA (earnings before interest, income taxes, depreciation and amortization) are non-GAAP financial measures that we believe are useful to investors in evaluating our results. For further discussion of these non-GAAP financial measures, see paragraph below entitled “EBIT and EBITDA.”
     Revenue. Revenue increased by 1.8% or $1.5 million for the three months ended June 30, 2010, as compared to the same period in 2009. Revenue increased, in particular, by $15.5 million due primarily to the impact of the 13 PPM Markets commercialized during the last half of 2009 and price escalators in all PPM commercialized markets, partially offset by a $13.0 million decrease related to the transition from our Diary-based ratings service. Included in the above fluctuations in revenue for our PPM and Diary-based ratings services is a $3.2 million aggregate decrease in revenue received from customers, including Univision, that were subscribers in the first half of 2009 but have either not subscribed or have reduced their level of subscribed services in the first half of 2010. Our increase in revenue for the three months ended June 30, 2010, as compared to the same period in 2009, was also partially offset by a $1.2 million decrease in PPM International revenue.
     Cost of Revenue. Cost of revenue increased by 6.7% or $3.7 million for the three months ended June 30, 2010, as compared to the same period in 2009. Cost of revenue increased primarily due to $3.3 million of increased PPM service related costs incurred to build and manage PPM panels for the 33 PPM Markets commercialized as of June 30, 2010, as well as the 15 PPM Markets scheduled to be commercialized in the latter half of 2010, as compared to the 20 PPM Markets commercialized as of June 30, 2009 and the 13 PPM Markets that commercialized in the latter half of 2009.
     Research and Development. Research and development decreased by 14.3% or $1.5 million for the three months ended June 30, 2010, as compared to the same period in 2009, primarily due to a reduction in costs incurred for various ongoing IT and Technology projects.
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
     EBIT decreased by 3.7% or $0.2 million for the three months ended June 30, 2010, as compared to the same period in 2009, due to an increase in net costs associated with the PPM service transition, substantially offset by costs reductions associated with research and development and the prior year restructuring and reorganization plan as previously mentioned. In contrast to the decline in EBIT, EBITDA increased by 6.4% or $0.8 million because this non-GAAP financial measure excludes depreciation and amortization, which for the three months ended June 30, 2010, increased by $1.0 million, as compared to the same period in 2009.

Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009
     The following table sets forth information with respect to our consolidated statements of income:
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Six Months Ended		Increase		Percentage of
	June 30,		(Decrease)		Revenue
	2010	2009	Dollars	Percent	2010	2009
Revenue	$184,235	$185,288	$(1,053)	(0.6%)	100.0%	100.0%

Costs and expenses
Cost of revenue	102,657	95,291	7,366	7.7%	55.7%	51.4%
Selling, general and administrative	36,790	37,775	(985)	(2.6%)	20.0%	20.4%
Research and development	18,981	19,890	(909)	(4.6%)	10.3%	10.7%
Restructuring and reorganization	—	8,356	(8,356)	(100.0%)	0.0%	4.5%

Total costs and expenses	158,428	161,312	(2,884)	(1.8%)	86.0%	87.1%

Operating income	25,807	23,976	1,831	7.6%	14.0%	12.9%

Equity in net income of affiliate	3,111	2,581	530	20.5%	1.7%	1.4%

Income before interest and tax expense	28,918	26,557	2,361	8.9%	15.7%	14.3%
Interest income	6	33	(27)	(81.8%)	0.0%	0.0%
Interest expense	519	698	(179)	(25.6%)	0.3%	0.4%

Income before income tax expense	28,405	25,892	2,513	9.7%	15.4%	14.0%
Income tax expense	10,858	10,055	803	8.0%	5.9%	5.4%

Net income	$17,547	$15,837	$1,710	10.8%	9.5%	8.5%

Income per weighted average common share
Basic	$0.66	$0.60	$0.06	10.0%

Diluted	$0.65	$0.60	$0.05	8.3%

Cash dividends declared per common share	$0.20	$0.20	$—	—

Certain percentage amounts may not total due to rounding.

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Six Months Ended		Increase
	June 30,		(Decrease)
	2010	2009	Dollars	Percent
Other data:
EBIT (1)	$28,918	$26,557	$2,361	8.9%
EBITDA (1)	$42,113	$37,438	$4,675	12.5%

EBIT and EBITDA Reconciliation (1)
Net income	$17,547	$15,837	$1,710	10.8%
Income tax expense	10,858	10,055	803	8.0%
Interest (income)	(6)	(33)	27	(81.8%)
Interest expense	519	698	(179)	(25.6%)

EBIT (1)	28,918	26,557	2,361	8.9%
Depreciation and amortization	13,195	10,881	2,314	21.3%

EBITDA (1)	$42,113	$37,438	$4,675	12.5%

(1)	EBIT (earnings before interest and income taxes) and EBITDA (earnings before interest, income taxes, depreciation and amortization) are non-GAAP financial measures that we believe are useful to investors in evaluating our results. For further discussion of these non-GAAP financial measures, see paragraph below entitled “EBIT and EBITDA.”
     Revenue. Revenue decreased by 0.6% or $1.1 million for the six months ended June 30, 2010, as compared to the same period in 2009. Revenue decreased by $29.3 million related to the transition from our Diary-based ratings service, as well as a $4.7 million reduction in revenue associated with two customers, primarily attributable to Cumulus but also including Clear Channel, for our Diary-based radio ratings service in a limited number of small and medium-sized markets. PPM International revenue decreased by $1.7 million largely due to decreased equipment sales and royalty income. These decreases were offset by a $34.5 million increase in PPM-based ratings service revenue due to the impact of the 18 PPM Markets commercialized during the last nine months of 2009 and price escalators in all PPM commercialized markets. Included in the above fluctuations in our revenue related to the transition from our Diary-based ratings service and the commercialization of our PPM ratings service is a $7.5 million aggregate decrease in revenue received from customers, including Univision, that were subscribers in the first half of 2009 but have either not subscribed or have reduced their level of subscribed services in the first half of 2010.
     Cost of Revenue. Cost of revenue increased by 7.7% or $7.4 million for the six months ended June 30, 2010, as compared to the same period in 2009. Cost of revenue increased primarily due to $6.5 million of increased PPM service-related costs incurred to build and manage PPM panels for the 33 PPM Markets commercialized as of June 30, 2010, as well as the 15 PPM Markets scheduled to be commercialized in the latter half of 2010, as compared to the 20 PPM Markets commercialized as of June 30, 2009 and the 13 PPM Markets that commercialized in the latter half of 2009. In addition, we incurred $1.3 million of increased costs associated with our computer center. These increases were partially offset by a $1.2 million decrease for PPM International related to lower revenues. Cost of revenue is expected to continue to increase for the remainder of 2010, due to the scheduled commercialization of an additional 15 PPM Markets, as well as the costs of previously mentioned recruiting initiatives.
     Selling, General, and Administrative. Selling, general, and administrative decreased by 2.6% or $1.0 million for the six months ended June 30, 2010, as compared to the same period in 2009. Selling, general, and administrative decreased primarily due to a $1.7 million decrease in non-cash share-based compensation, a $0.9 million decrease in legal costs, net of anticipated insurance recoveries, and a $0.6 million decrease in bad debt expense for the six months ended June 30, 2010, as compared to the same period in 2009. These decreases were partially offset by a $1.2 million supplemental retirement plan settlement loss incurred during the first quarter of

2010 and $1.1 million in executive staff realignment charges incurred during the second quarter of 2010. For additional information regarding the settlement loss, see Note 11 in the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
     Research and Development. Research and development decreased by 4.6% or $0.9 million for the six months ended June 30, 2010, as compared to the same period in 2009. Research and development decreased primarily by $0.7 million related to the development of our cross-platform services.
     Restructuring and Reorganization. During 2009, we reduced our workforce by approximately 10 percent of our full-time employees. No restructuring expenses were incurred during the six months ended June 30, 2010. During the six months ended June 30, 2009, we incurred $8.4 million of pre-tax restructuring charges, related principally to severance, termination benefits, outplacement support, and certain other expenses in connection with our restructuring plan.
     Income Tax Expense. The effective tax rate decreased to 38.2% for the six months ended June 30, 2010, from 38.8% for the six months ended June 30, 2009, primarily to reflect the increased benefit of certain permanent deductions.
     Net Income. Net income increased by 10.8% or $1.7 million for the six months ended June 30, 2010, as compared to the same period in 2009, due to the prior year implementation of our restructuring and reorganization plan, which resulted in $8.4 million of pre-tax restructuring charges incurred during the first half of 2009, as compared to no charges incurred for the same period in 2010. This favorable impact was offset by a $12.2 million revenue reduction associated with customers, including Clear Channel, Cumulus, and Univision, that were subscribers in the first half of 2009 but have either not subscribed or have reduced their level of subscribed services in the first half of 2010, as well as increased costs incurred in relation to our continuing efforts to further build and operate our PPM service panels for the 33 PPM Markets commercialized as of June 30, 2010.
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
     EBIT increased by 8.9% or $2.4 million for the six months ended June 30, 2010, as compared to the same period in 2009, due to the net increase in ratings service revenue and the prior year incurrence of restructuring costs, partially offset by revenue reductions associated with customers that were subscribers in the first half of 2009 but have either not subscribed or have reduced their level of subscribed services in the first half of 2010 and the current year increase in costs associated with the PPM service transition previously mentioned. EBITDA increased by 12.5% or $4.7 million, which is higher than the EBIT increase because this non-GAAP financial measure excludes depreciation and amortization, which for the six months ended June 30, 2010, increased by $2.3 million, as compared to 2009.

Liquidity and Capital Resources
     Liquidity indicators

	As of June 30, 2010	As of December 31, 2009	Change
Cash and cash equivalents	$13,326	$8,217	$5,109
Working capital (deficit)	$622	$(10,737)	$11,359
Working capital, excluding deferred revenue	$50,352	$32,411	$17,941
Total long-term debt	$68,000	$68,000	$—
     We have relied upon our cash flow from operations, supplemented by borrowings under our available revolving credit facility (“Credit Facility”) as needed, to fund our dividends, capital expenditures, contractual obligations, and share repurchases. We expect that our cash position as of June 30, 2010, cash flow generated from operations, and our Credit Facility will be sufficient to support our operations for the next 12 to 24 months. We expect to renew or replace our revolving credit facility prior to December 20, 2011, the Credit Facility’s expiration date. See “Credit Facility” for further discussion of the relevant terms and covenants.
     Operating activities. For the six months ended June 30, 2010, the net cash provided by operating activities was $34.7 million, which was primarily due to $42.1 million in EBITDA, as discussed and reconciled to net income in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”
     Net cash provided by operating activities for the six months ended June 30, 2010, was negatively impacted by a $10.2 million decrease related to accrued expenses and other current liabilities, which was comprised primarily of a $3.6 million decrease in accrued taxes, a $2.5 million decrease in accrued Scarborough royalties which fluctuate seasonally, a $2.4 million decrease associated with a first quarter 2010 lump sum payment from our supplemental retirement plan to our former chief executive officer, and a $1.6 million decrease in payroll, bonus and benefit accruals. Net cash provided by operating activities also decreased by $4.1 million due to increased accounts receivable balances, which resulted from slower collections from our customers.
     These decreases were partially offset by a $3.9 million increase associated with decreased prepaid expenses and other assets, which resulted primarily from $4.6 million in insurance reimbursements received during the six months ended June 30, 2010, partially offset by a $0.7 million increase in prepaid survey participant incentives and prepaid postage. Net cash provided by operating activities was favorably impacted by a $1.6 million increase in noncurrent liabilities, primarily related to a $0.5 million increase in our supplemental retirement plans and a $0.5 million increase in long term accrued rent, incurred during the six months ended June 30, 2010.
     Investing activities. Net cash used in investing activities was $21.6 million and $20.2 million for the six months ended June 30, 2010, and 2009, respectively. This $1.5 million increase in cash used in investing activities was due to a $4.5 million licensing arrangement entered during the first quarter of 2010, as well as a $2.5 million asset acquisition during the second quarter of 2010, partially offset by a $3.9 million decrease in capital expenditures, primarily related to computer equipment, leasehold improvements, and software. Net cash used in investing activities were also offset by a $1.6 million decrease in purchases of equity and other investments for the six months ended June 30, 2010, as compared to the same period in 2009. For additional information regarding our affiliate investments, see Note 7 in the Notes to Consolidated Financial Statements within this Form 10-Q.
     Financing activities. Net cash used in financing activities was $8.0 million for the six months ended June 30, 2010, and net cash provided by financing activities was $15.5 million for the six months ended June 30, 2009. This approximately $23.4 million decrease in financing activities was due primarily to a net borrowing of $20.0 million of outstanding obligations under our Credit Facility during the six months ended June 30, 2009. For the first half of 2010, the amount of borrowings under our Credit Facility was equal to the amount of pay-downs. The decrease in financing activities also reflected a $3.8 million decrease in bank overdraft payables for the six months ended June 30, 2010, as compared to the same period in 2009.

Credit Facility
     On December 20, 2006, we entered into an agreement with a consortium of lenders to provide up to $150.0 million of financing to us through a five-year, unsecured revolving credit facility, expiring on December 20, 2011. The agreement contains an expansion feature for us to increase the total financing available under the Credit Facility by up to $50.0 million to an aggregate of $200.0 million. Such increased financing would be provided by one or more existing Credit Facility lending institutions, subject to the approval of the lending banks, and/or in combination with one or more new lending institutions, subject to the approval of the Credit Facility’s administrative agent. Interest on borrowings under the Credit Facility is calculated based on a floating rate for a duration of up to six months as selected by us.
     Our Credit Facility contains financial terms, covenants and operating restrictions that potentially restrict our financial flexibility. The material debt covenants under our Credit Facility include both a maximum leverage ratio and a minimum interest coverage ratio. The leverage ratio is a non-GAAP financial measure equal to the amount of our consolidated total indebtedness, as defined in our Credit Facility, divided by a contractually defined adjusted Earnings Before Interest, Taxes, Depreciation and Amortization and non-cash compensation (“Consolidated EBITDA”) for the trailing 12-month period. The interest coverage ratio is a non-GAAP financial measure equal to Consolidated EBITDA divided by total interest expense. Both ratios are designed as measures of our ability to meet current and future obligations. The following table presents the actual ratios and their threshold limits as defined by the Credit Facility as of June 30, 2010:

Covenant	Threshold	Actual
Maximum leverage ratio	3.0	0.69
Minimum interest coverage ratio	3.0	81
     As of June 30, 2010, based upon these financial covenants, there was no default or limit on our ability to borrow the unused portion of our Credit Facility.
     Our Credit Facility contains customary events of default, including nonpayment and breach covenants. In the event of default, repayment of borrowings under the Credit Facility could be accelerated. Our Credit Facility also contains cross default provisions whereby a default on any material indebtedness, as defined in the Credit Facility, could result in the acceleration of our outstanding debt and the termination of any unused commitment under the Credit Facility. The agreement potentially limits, among other things, our ability to sell assets, incur additional indebtedness, and grant or incur liens on our assets. Under the terms of the Credit Facility, all of our material domestic subsidiaries, if any, guarantee the commitment. Currently, we do not have any material domestic subsidiaries as defined under the terms of the Credit Facility. Although we do not believe that the terms of our Credit Facility limit the operation of our business in any material respect, the terms of the Credit Facility may restrict or prohibit our ability to raise additional debt capital when needed or could prevent us from investing in other growth initiatives. Our outstanding borrowings obligation under the Credit Facility was $68.0 million as of both June 30, 2010, and December 31, 2009. We have been in compliance with the terms of the Credit Facility since the agreement’s inception. As of July 31, 2010, we had $63.0 million in outstanding debt under the Credit Facility.
Other Liquidity Matters
     Commercialization of our PPM ratings service requires and will continue to require a substantial financial investment. We believe our cash generated from operations, as well as access to the Credit Facility, is sufficient to fund such requirements for the next 12 to 24 months. PPM costs and expenses have accelerated six to nine months in advance of the commercialization of the service in each PPM Market during the building of the panels. Cell phone household recruitment initiatives in both the Diary and PPM services will also increase our cost of revenue.
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
     Pre-currency data represent PPM data that are released to clients for planning purposes in advance of the period of commercialization of the service in a local market. Once the service is commercialized, the pre-currency data then become currency and the client may use the data to buy and sell advertising. Pre-currency revenue will be recognized in the two months preceding the PPM survey release month for commercialization. The PPM service in new markets is generally commercialized and declared currency at the beginning of a quarter and the two months of pre-currency are also declared currency.
     During the first quarter of commercialization of the PPM ratings service in a market, we recognize revenue based on the delivery of both the final quarterly Diary ratings and the initial monthly PPM ratings for that market. Our expenses are generally higher in the second and fourth quarters as we conduct the Spring Survey and Fall Survey for our Diary markets. The transition from the Diary service to the PPM service in the PPM Markets has and will continue to have an impact on the seasonality of costs and expenses. PPM costs and expenses have generally accelerated six to nine months in advance of the commercialization of each market during the building of the panels. These preliminary costs are incremental to the costs associated with our Diary-based ratings service and we recognize these increased costs as incurred rather than upon the delivery of a particular survey.
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
Foreign Currency Exchange Rate Risk
     The Company’s foreign operations are not significant and, therefore, its exposure to foreign currency risk is not material. If we expand our foreign operations, this exposure to foreign currency exchange rate changes could increase.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved, from time to time, in litigation and proceedings, including with governmental authorities, arising out of the ordinary course of business. Legal costs for services rendered in the course of these proceedings are charged to expense as they are incurred.
     On April 30, 2008, Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund filed a securities class action lawsuit in the United States District Court for the Southern District of New York on behalf of a purported Class of all purchasers of Arbitron common stock between July 19, 2007, and November 26, 2007. The plaintiff asserts that Arbitron, Stephen B. Morris (our former Chairman, President and Chief Executive Officer), and Sean R. Creamer (our Executive Vice President & Chief Financial Officer) violated federal securities laws. The plaintiff alleges misrepresentations and omissions relating, among other things, to the delay in commercialization of our PPM ratings service in November 2007, as well as stock sales during the period by company insiders who were not named as defendants and Messrs. Morris and Creamer. The plaintiff seeks class certification, compensatory damages plus interest and attorneys’ fees, among other remedies. On September 22, 2008 the plaintiff filed an Amended Class Action Complaint. On November 25, 2008, Arbitron, Mr. Morris, and Mr. Creamer each filed Motions to Dismiss the Amended Class Action Complaint. On January 23, 2009, the plaintiff filed a Memorandum of Law in Opposition to Defendants’ Motions to Dismiss the Amended Class Action Complaint. On February 23, 2009, Arbitron, Mr. Morris, and Mr. Creamer filed replies in support of their Motions to Dismiss. In September 2009, the plaintiff sought leave to file a Second Amended Class Action Complaint in lieu of oral argument on the pending Motions to Dismiss. The court granted leave to file a Second Amended Class Action Complaint and denied the pending Motions to Dismiss without prejudice. On or about October 19, 2009, the plaintiff filed a Second Amended Class Action Complaint. Briefing on motions to dismiss the Second Amended Class Action Complaint was completed in March 2010. Oral argument on the motion to dismiss is scheduled for August 2010. No decision has been issued by the Court.

      On February 11, 2009, Arbitron commenced an action in New York State Court against Spanish Broadcasting System, Inc., (“SBS”) for breach of an encoding agreement that requires SBS to encode its radio station signals until at least December, 2012. The parties settled the dispute and dismissed the action pursuant to a stipulation of discontinuance filed on June 1, 2010.
     On July 14, 2009, the State of Florida commenced a civil action against us in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, alleging violations of Florida consumer fraud law relating to the marketing and commercialization in Florida of our PPM ratings service. The lawsuit seeks civil penalties of $10,000 for each alleged violation and an order preventing us from continuing to publish our PPM listening estimates in Florida. The Company has answered the Complaint, obtained a protective order from the court to protect the confidentiality of its documents, and has begun production of documents.
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
      There were no additional material developments during the quarter ended June 30, 2010. For more information regarding the status of our legal proceedings, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A. Risk Factors
     See Item 1A. — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009 for a detailed discussion of risk factors affecting Arbitron.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 4. (Removed and Reserved)
ITEM 5. OTHER INFORMATION
      On August 2, 2010, the Company and the Bank of New York Mellon (f/k/a The Bank of New York), as Rights Agent, amended the Rights Agreement, dated November 21, 2002, by executing Amendment No. 3 to the Rights Agreement (“Amendment No. 3”), which was approved by the Company’s Board of Directors. Amendment No. 3 amends the definition of “Acquiring Person” set forth in Section 1(a) of the Rights Agreement to permit each of BlackRock, Inc. or its affiliates or associates, and Pamet Capital Management, L.P., or its affiliates or associates (“Pamet Capital Management”), to own up to 20.00% of the Company’s common stock without being deemed an Acquiring Person provided that each such person, as applicable, certifies in reports under the Exchange Act that its beneficial ownership is not with a purpose or effect of changing or influencing control of the Company.
      Previously, on May 13, 2010, the Company and the Rights Agent amended the Rights Agreement by executing Amendment No. 2 to Rights Agreement (“Amendment No. 2”), which was approved by the Company’s Board of Directors. Amendment No. 2 amended the definition of Acquiring Person to remove the reference to Neuberger Berman LLC and to permit Pamet Capital Management to own up to 20.00% of the Company’s common stock without being deemed an Acquiring Person provided that it certifies in reports under the Exchange Act that the beneficial ownership is not with a purpose or effect of changing or influencing control of the Company.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
4.1	Amendment No. 2 to Rights Agreement, dated as of May 13, 2010, between Arbitron and The Bank of New York Mellon, as Rights Agent.					*

4.2	Amendment No. 3 to Rights Agreement, dated as of August 2, 2010, between Arbitron and The Bank of New York Mellon, as Rights Agent.					*

(10)	Executive Compensation Plans and Arrangements

10.1	Amended and Restated Arbitron Inc. 2008 Equity Compensation Plan, effective as of May 25, 2010					*

10.2	Amended Arbitron Inc. Employee Stock Purchase Plan, effective as of May 25, 2010					*

10.3	Form of Performance-Based Restricted Stock Unit Agreement Under the 2001 Broad Based Stock Incentive Plan					*

10.4	Amended and Restated Schedule of Non-Employee Director Compensation					*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a – 14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a – 14(a)					*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

*	Filed or furnished herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBITRON INC.
By:	/s/ SEAN R. CREAMER
Sean R. Creamer
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal financial and principal accounting officer)

Date: August 5, 2010