Form 10-Q
period 2010-09-30
ARBITRON INC
filed 2010-11-03
CIK 109758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 26,939,833 shares of common stock, par value $0.50 per share, outstanding as of October 29, 2010.

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

ARBITRON INC.
Consolidated Balance Sheets
(In thousands, except par value data)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$6,305	$8,217
Trade accounts receivable, net of allowance for doubtful accounts of $4,471 as of September 30, 2010, and $4,708 as of December 31, 2009	60,000	52,607
Prepaid expenses and other current assets	6,339	9,373
Deferred tax assets	5,446	4,982

Total current assets	78,090	75,179

Equity and other investments	12,490	16,938
Property and equipment, net	70,510	67,903
Goodwill, net	38,895	38,500
Other intangibles, net	6,557	809
Noncurrent deferred tax assets	990	4,130
Other noncurrent assets	671	370

Total assets	$208,203	$203,829

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,783	$14,463
Accrued expenses and other current liabilities	15,801	28,305
Deferred revenue	43,304	43,148

Total current liabilities	69,888	85,916
Long-term debt	58,000	68,000
Other noncurrent liabilities	20,314	19,338

Total liabilities	148,202	173,254

Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $100.00 par value, 750 shares authorized, no shares issued	—	—
Common stock, $0.50 par value, 500,000 shares authorized, 32,338 shares issued as of September 30, 2010, and December 31, 2009	16,169	16,169
Net distributions to parent prior to March 30, 2001 spin-off	(239,042)	(239,042)
Retained earnings subsequent to spin-off	295,660	267,305
Common stock held in treasury, 5,420 shares as of September 30, 2010, and 5,750 shares as of December 31, 2009	(2,710)	(2,875)
Accumulated other comprehensive loss	(10,076)	(10,982)

Total stockholders’ equity	60,001	30,575

Total liabilities and stockholders’ equity	$208,203	$203,829

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30,
	2010	2009
Revenue	$99,470	$98,123

Costs and expenses
Cost of revenue	50,384	44,454
Selling, general and administrative	18,137	16,908
Research and development	10,088	10,385
Restructuring and reorganization	—	1,718

Total costs and expenses	78,609	73,465

Operating income	20,861	24,658

Equity in net loss of affiliate	(2,639)	(1,948)

Income before interest and income tax expense	18,222	22,710
Interest income	4	11
Interest expense	226	365

Income before income tax expense	18,000	22,356
Income tax expense	6,672	8,637

Net income	$11,328	$13,719

Income per weighted-average common share
Basic	$0.42	$0.52
Diluted	$0.42	$0.51

Weighted-average common shares used in calculations
Basic	26,834	26,515
Potentially dilutive securities	263	173

Diluted	27,097	26,688

Dividends declared per common share outstanding	$0.10	$0.10

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Revenue	$283,705	$283,411

Costs and expenses
Cost of revenue	153,041	139,745
Selling, general and administrative	54,927	54,683
Research and development	29,069	30,275
Restructuring and reorganization	—	10,074

Total costs and expenses	237,037	234,777

Operating income	46,668	48,634

Equity in net income of affiliate	472	633

Income before interest and income tax expense	47,140	49,267
Interest income	10	44
Interest expense	745	1,063

Income before income tax expense	46,405	48,248
Income tax expense	17,530	18,692

Net income	$28,875	$29,556

Income per weighted-average common share
Basic	$1.08	$1.12
Diluted	$1.07	$1.11

Weighted-average common shares used in calculations
Basic	26,693	26,478
Potentially dilutive securities	339	151

Diluted	27,032	26,629

Dividends declared per common share outstanding	$0.30	$0.30

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Cash Flows
(In thousands and unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$28,875	$29,556
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	19,787	16,759
Amortization of intangible assets	537	106
Loss on asset disposals and impairments	2,074	1,618
Loss on retirement plan lump-sum settlements	1,222	1,781
Reduced tax benefits on share-based awards	(178)	(1,639)
Deferred income taxes	1,784	1,362
Equity in net income of affiliate	(472)	(633)
Distributions from affiliate	6,700	8,400
Bad debt expense	405	999
Non-cash share-based compensation	4,710	7,500
Changes in operating assets and liabilities
Trade accounts receivable	(7,798)	(1,000)
Prepaid expenses and other assets	2,540	395
Accounts payable	(767)	(6,495)
Accrued expenses and other current liabilities	(13,953)	(10,249)
Deferred revenue	156	(8,785)
Other noncurrent liabilities	1,492	(288)

Net cash provided by operating activities	47,114	39,387

Cash flows from investing activities
Additions to property and equipment	(23,174)	(25,475)
Payments for asset acquisitions	(2,500)	—
Purchases of equity and other investments	(1,780)	(3,400)
License of other intangible assets	(4,500)	—

Net cash used in investing activities	(31,954)	(28,875)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	4,733	1,045
Dividends paid to stockholders	(7,981)	(7,933)
Decrease in bank overdraft payables	(3,833)	—
Borrowings under Credit Facility	10,000	33,000
Payments under Credit Facility	(20,000)	(33,000)

Net cash used in financing activities	(17,081)	(6,888)

Effect of exchange rate changes on cash and cash equivalents	9	25

Net change in cash and cash equivalents	(1,912)	3,649
Cash and cash equivalents at beginning of period	8,217	8,658

Cash and cash equivalents at end of period	$6,305	$12,307

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Notes to Consolidated Financial Statements
September 30, 2010
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
Consolidation
     The consolidated financial statements of the Company for the three- and nine-month periods ended September 30, 2010, reflect the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries: Arbitron Holdings Inc., Astro West LLC, Ceridian Infotech (India) Private Limited, Arbitron International, LLC and Arbitron Technology Services India Private Limited. All significant intercompany balances have been eliminated in consolidation. Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period’s presentation.

2. Long-Term Debt
     On December 20, 2006, the Company entered into an agreement with a consortium of lenders to provide up to $150.0 million of financing to the Company through a five-year, unsecured revolving credit facility (the “Credit Facility”), expiring on December 20, 2011. The agreement contains an expansion feature for the Company to increase the total financing available under the Credit Facility by up to $50.0 million to an aggregate of $200.0 million. Such increased financing would be provided by one or more existing Credit Facility lending institutions, subject to the approval of the lending banks, and/or in combination with one or more new lending institutions, subject to the approval of the Credit Facility’s administrative agent. As of September 30, 2010, and December 31, 2009, the outstanding borrowings under the Credit Facility were $58.0 million and $68.0 million, respectively.
     Interest paid during the nine-month periods ended September 30, 2010, and 2009, was $0.7 million and $1.1 million, respectively.
3. Stockholders’ Equity
     Changes in stockholders’ equity for the nine-month period ended September 30, 2010, were as follows (in thousands):

				Net Distributions
				to Parent	Retained	Accumulated
				Prior to	Earnings	Other	Total
	Shares	Common	Treasury	March 30, 2001	Subsequent	Comprehensive	Stockholders’
	Outstanding	Stock	Stock	Spin-off	to Spin-off	Loss	Equity
Balance as of December 31, 2009	26,588	$16,169	$(2,875)	$(239,042)	$267,305	$(10,982)	$30,575

Net income	—	—	—	—	28,875	—	28,875

Common stock issued from treasury stock	330	—	165	—	2,962	—	3,127

Reduced tax benefits from share-based awards	—	—	—	—	(178)	—	(178)

Non-cash share-based compensation	—	—	—	—	4,710	—	4,710

Dividends declared	—	—	—	—	(8,014)	—	(8,014)

Other comprehensive income	—	—	—	—	—	906	906

Balance as of September 30, 2010	26,918	$16,169	$(2,710)	$(239,042)	$295,660	$(10,076)	$60,001

     A quarterly cash dividend of $0.10 per common share was paid to stockholders on October 1, 2010.

4. Net Income per Weighted-Average Common Share
     The computations of basic and diluted net income per weighted-average common share for the three and nine-month periods ended September 30, 2010, and 2009, are based on the Company’s weighted-average shares of common stock and potentially dilutive securities outstanding.
     Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period. As of September 30, 2010, and 2009, there were options to purchase 2,248,119 and 3,018,742 shares, respectively, of the Company’s common stock outstanding, of which options to purchase 1,530,410 and 2,660,352 shares of the Company’s common stock, respectively, were excluded from the computation of diluted net income per weighted-average common share for the quarters ended September 30, 2010, and 2009, respectively, either because the options’ exercise prices were greater than the average market price of the Company’s common shares or assumed repurchases from proceeds from the options’ exercise were potentially antidilutive.

5. Comprehensive Income and Accumulated Other Comprehensive Loss
     The Company’s comprehensive income is comprised of net income, changes in foreign currency translation adjustments, and changes in retirement liabilities, net of tax expense. The components of comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$11,328	$13,719	$28,875	$29,556

Other comprehensive income:

Change in foreign currency translation adjustment	75	6	(152)	(38)

Change in retirement liabilities, net of tax expense of $121, and $2,519 for the three months ended September 30, 2010, and 2009, respectively; and a tax expense of $680, and $2,814 for the nine months ended September 30, 2010, and 2009, respectively.	189	3,858	1,058	4,307

Other comprehensive income	264	3,864	906	4,269

Comprehensive income	$11,592	$17,583	$29,781	$33,825

The components of accumulated other comprehensive loss were as follows (in thousands):

	September 30,	December 31,
	2010	2009
Foreign currency translation adjustment	$(462)	$(310)
Retirement plan liabilities, net of taxes	(9,614)	(10,672)

Accumulated other comprehensive loss	$(10,076)	$(10,982)

6. Prepaids and Other Current Assets
     Prepaids and other current assets as of September 30, 2010, and December 31, 2009, consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Survey participant incentives and prepaid postage	$2,176	$2,172
Other	2,757	2,810
Prepaid Scarborough royalty	1,015	—
Insurance recovery receivables	391	4,391

Prepaids and other current assets	$6,339	$9,373

     During 2008, the Company became involved in two securities law civil actions and a governmental interaction primarily related to the commercialization of our Portable People Meter™ (PPM™) service, which the management of the Company believes are covered by the Company’s Directors and Officers insurance policy. As of September 30, 2010, and December 31, 2009, the Company incurred to date $9.1 million and $8.8 million, respectively, in legal fees and costs in defense of its positions related thereto.
     The Company reported $0.4 million and $2.1 million in estimated gross insurance recoveries as reductions to selling, general and administrative expense during the nine-month periods ended September 30, 2010, and 2009, respectively. These reductions offset the $0.3 million and $2.4 million in related legal fees recorded during the nine-month periods ended September 30, 2010, and 2009, respectively. As of September 30, 2010, the Company has received $5.6 million in insurance reimbursements related to these legal actions and estimates that an additional $0.4 million of the aggregate costs and expenses are probable for recovery under its Director and Officer insurance policy.
     During 2009 and 2008, the Company incurred $2.7 million in business interruption losses and damages as a result of Hurricane Ike. As of September 30, 2010, approximately $1.6 million in insurance reimbursements were received. No subsequent insurance reimbursements are expected to be received.
7. Equity and Other Investments
     The Company’s equity and other investments consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Scarborough	$7,310	$13,538

TRA preferred stock	5,180	3,400

Equity and other investments	$12,490	$16,938

     The Company’s 49.5% investment in Scarborough Research (“Scarborough”), a Delaware general partnership, is accounted for using the equity method of accounting. On May 24, 2010, the Company paid $1.8 million to increase its investment in the preferred stock of TRA Global, Inc., a Delaware corporation (“TRA”). The Company’s TRA investment is accounted for using the cost method of accounting. See Note 15 Financial Instruments for further information regarding the Company’s TRA investment as of September 30, 2010.
     The following table shows the investment activity and balances for each of the Company’s investments and in total for the three- and nine-month periods ended September 30, 2010, and 2009:

	Summary of Investment Activity (in thousands)
	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
	Scarborough	TRA	Total	Scarborough	TRA	Total

Beginning balance	$11,999	$5,180	$17,179	$12,082	$3,400	$15,482
Investment loss	(2,639)	—	(2,639)	(1,948)	—	(1,948)
Distributions from investee	(2,050)	—	(2,050)	(3,000)	—	(3,000)

Ending balance at September 30	$7,310	$5,180	$12,490	$7,134	$3,400	$10,534

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
	Scarborough	TRA	Total	Scarborough	TRA	Total

Beginning balance	$13,538	$3,400	$16,938	$14,901	$—	$14,901
Investment income	472	—	472	633	—	633
Distributions from investee	(6,700)	—	(6,700)	(8,400)	—	(8,400)
Cash investments	—	1,780	1,780	—	3,400	3,400

Ending balance at September 30	$7,310	$5,180	$12,490	$7,134	$3,400	$10,534

8. Acquisitions
     During the three-month period ended March 31, 2010, the Company entered into a licensing arrangement with Digimarc Corporation (“Digimarc”) to receive a non-exclusive, worldwide and irrevocable license to a substantial portion of Digimarc’s domestic and international patent portfolio. The Company paid $4.5 million for this other intangible asset, which is being amortized over 7.0 years.
     On June 15, 2010, Astro West LLC, a wholly owned subsidiary of the Company, completed the purchase of the technology portfolio, patents, and trade name from Integrated Media Measurement, Inc., now doing business as Audience Measurement Technologies, Inc. The Company paid $2.5 million for the acquisition of these assets, which included $1.8 million in other intangible assets, $0.3 million in computer equipment, and $0.4 million of goodwill. The acquired other intangible assets are being amortized over 5.0 years.
9. Contingencies
     The Company is involved in a number of governmental interactions primarily related to the commercialization of our PPM service. A contingent loss in the amount of $0.5 million for these claims is recorded within accrued expenses and other current liabilities on the Company’s consolidated balance sheet as of September 30, 2010, and December 31, 2009.
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

     The following table presents additional information regarding the restructuring and reorganization activity for the three- and nine-month periods ended September 30, 2010, and 2009 (in thousands):

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
Restructuring and Reorganization	2010	2009
Beginning liability	$12	$2,634

Costs incurred and charged to expense	—	1,718

Costs paid during the period	(12)	(1,464)

Less: non-cash charges	—	(1,781)

Ending liability as of September 30	$—	$1,107

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
Restructuring and Reorganization	2010	2009
Beginning liability	$482	$—

Costs incurred and charged to expense	—	10,074

Costs paid during the period	(482)	(7,186)

Less: non-cash charges	—	(1,781)

Ending liability as of September 30	$—	$1,107

     The ending restructuring and reorganization liability balance as of December 31, 2009 is recorded within accrued expenses and other current liabilities on the Company’s consolidated balance sheet.

11. Retirement Plans
     Certain of the Company’s United States employees participate in a defined-benefit pension plan that closed to new participants effective January 1, 1995. The Company subsidizes healthcare benefits for eligible retired employees who participate in the pension plan and were hired before January 1, 1992. The Company sponsored two nonqualified, unfunded supplemental retirement plans during the nine month-periods ended September 30, 2010 and 2009. However, one of the supplemental retirement plans terminated during the third quarter of 2010.
     The components of periodic benefit costs for the defined-benefit pension, postretirement and supplemental retirement plans were as follows (in thousands):

	Defined-Benefit		Postretirement		Supplemental
	Pension Plan		Plan		Retirement Plans
	Three Months		Three Months		Three Months
	Ended September 30,		Ended September 30,		Ended September 30,
	2010	2009	2010	2009	2010	2009
Service cost	$183	$148	$9	$12	$4	$24
Interest cost	470	432	22	23	42	77
Expected return on plan assets	(520)	(476)	—	—	—	—
Amortization of prior service cost (credit)	—	6	—	—	—	(4)
Amortization of net loss	263	247	9	11	38	101

Net periodic benefit cost	$396	$357	$40	$46	$84	$198

Settlement and curtailment loss	$—	$1,499	$—	$—	$10	$267

	Defined-Benefit		Postretirement		Supplemental
	Pension Plan		Plan		Retirement Plans
	Nine Months		Nine Months		Nine Months
	Ended September 30,		Ended September 30,		Ended September 30,
	2010	2009	2010	2009	2010	2009
Service cost	$548	$592	$28	$37	$12	$70
Interest cost	1,412	1,385	67	69	151	239
Expected return on plan assets	(1,588)	(1,629)	—	—	—	—
Amortization of prior service cost (credit)	—	17	—	—	—	(12)
Amortization of net loss	789	744	27	32	110	323

Net periodic benefit cost	$1,161	$1,109	$122	$138	$273	$620

Settlement and curtailment loss	$—	$1,499	$—	$—	$1,222	$282

     During the nine-month period ended September 30, 2010, the Company recognized a $1.2 million settlement loss as a result of a lump sum distribution paid to a supplemental retirement plan participant which exceeded the service and interest components incurred for that plan. During the nine-month period ended September 30, 2009, the Company recognized settlement and curtailment charges of $1.8 million related to certain employee terminations under the Company’s 2009 restructuring and reorganization initiative.
     The Company contributed $4.4 million to its retirement plans during the nine month period ended September 30, 2010. The Company does not expect to make further employer contributions to its retirement plans for the remainder of 2010.

12. Taxes
     The effective tax rate decreased to 37.8% for the nine months ended September 30, 2010, from 38.7% for the nine months ended September 30, 2009, primarily to reflect the increased benefit of certain permanent deductions.
     During 2010, the Company’s net unrecognized tax benefits for certain tax contingencies decreased from $2.2 million as of December 31, 2009, to $2.0 million as of September 30, 2010. If recognized, the $2.0 million in unrecognized tax benefits would reduce the Company’s effective tax rate in future periods.
     Income taxes paid for the nine months ended September 30, 2010 and 2009, were $19.4 million and $17.0 million, respectively.
13. Share-Based Compensation
     The following table sets forth information with regard to the income statement recognition of share-based compensation (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of revenue	$115	$226	$294	$308
Selling, general and administrative	1,398	2,601	4,206	7,105
Research and development	96	47	210	87

Share-based compensation	$1,609	$2,874	$4,710	$7,500

     There was no capitalized share-based compensation cost recorded during the nine-month periods ended September 30, 2010, and 2009.
     The Company’s policy for issuing shares upon option exercise, or vesting of its share awards and/or conversion of deferred stock units under all of the Company’s stock incentive plans is to issue new shares of common stock, unless treasury stock is available at the time of exercise or conversion.
Stock Options
     Stock options awarded to employees under the 1999 and 2001 Stock Incentive Plans and the 2008 Equity Compensation Plan (referred to herein collectively as the “SIPs”) generally vest annually over a three-year period, have a 10-year term and have an exercise price of not less than the fair market value of the Company’s common stock at the date of grant. Stock options granted to continuing directors under the SIPs generally vest on the date of grant, are generally exercisable six months after the date of grant, have a 10-year term and an exercise price not less than the fair market value of the Company’s common stock at the date of grant. For stock options granted prior to 2010, the Company’s stock option agreements generally provide for accelerated vesting if there is a change in control of the Company. Effective for stock options granted after 2009, the Company’s stock option agreements provide for accelerated vesting if (i) there is a change in control of the Company and (ii) the participant’s employment terminates during the 24-month period following the effective date of the change in control for one of the reasons specified in the stock option agreement.
     The Company uses historical data to estimate future option exercises and employee terminations in order to determine the expected term of the stock option. Identified groups of optionholders that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of stock options granted represents the period of time that such stock options are expected to be outstanding. The expected term can vary for certain groups of optionholders exhibiting different behavior. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury strip bond yield curve in effect at the time of grant. Expected volatilities are based on the historical volatility of the Company’s common stock. The fair value of each stock option granted to employees and nonemployee directors during the nine-month periods ended September 30, 2010, and 2009, was estimated on the date of grant using a Black-Scholes stock option valuation model.
     For the three-month period ended September 30, 2010, there were no options granted. For the three-month period ended September 30, 2009, the number of stock options granted was 301,260 and the weighted-average exercise price for those stock options granted was $16.50.
     For the nine-month periods ended September 30, 2010, and 2009, the number of stock options granted was 288,544 and 1,621,553, respectively, and the weighted-average exercise price for those stock options granted was $22.84 and $18.37, respectively.
     As of September 30, 2010, there was $3.0 million in total unrecognized compensation cost related to stock options granted under the SIPs. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 1.9 years. The weighted-average exercise price and weighted-average remaining contractual term for outstanding stock options as of September 30, 2010, were $31.78 and 6.21 years, respectively, and as of September 30, 2009, $28.25 and 7.83 years, respectively.
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
     As of September 30, 2010, there was $3.0 million of total unrecognized compensation cost related to nonvested service awards granted under the SIPs. This aggregate unrecognized cost for nonvested service awards is expected to be recognized over a weighted-average period of 2.3 years. Additional information for the three and nine-month periods ended September 30, 2010, and 2009, is noted in the following table (dollars in thousands, except per share data):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Number of nonvested service award shares granted	—	30,084	—	340,533

Weighted average grant- date fair value per share	—	$16.50	—	$18.37

Fair value of service award shares vested	$248	$44	$2,438	$825
     Performance awards. During the nine-month period ended September 30, 2010, the Company granted nonvested performance awards, which (i) were issued at the fair market value of the Company’s common stock on the date of grant, (ii) will expire without vesting if the performance measure is not satisfied by the first anniversary date of the grant, and (iii) will, if the performance measure is satisfied, vest in four equal annual installments beginning on the first anniversary date of the grant. The Company’s nonvested performance awards provide for accelerated vesting if (i) there is a change in control of the Company and (ii) the participant’s employment terminates during the 24-month period following the effective date of the change in control for one of the reasons specified in the performance-based restricted stock unit agreement.
     Compensation expense is recognized using the fair market value of the Company’s common stock on the date of grant as the nonvested performance awards vest and under the assumption that the performance goal will be achieved. If such goal is not met, no compensation cost is recognized and any previously recognized compensation cost is reversed.
     As of September 30, 2010, there was $1.6 million of total unrecognized compensation cost related to nonvested performance awards granted under the SIPs. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 3.5 years. During the three-month period ended September 30, 2010, no shares of nonvested performance awards were granted. During the nine-month period ended September 30, 2010, 91,553 shares of nonvested performance awards were granted at a weighted average grant-date fair value per share of $25.76. No such performance awards were granted during 2009. No shares of performance awards have vested as of September 30, 2010.
Deferred Stock Units
     Service award grant to CEOs. A deferred stock unit service award was issued by the Company at the fair market value of the Company’s stock on the date of grant, and vests annually over a four-year period on each anniversary date of the date of grant. The deferred stock unit award is convertible, into shares of the Company’s common stock, following the holder’s termination of employment. The Company’s deferred stock unit service award provides for accelerated vesting upon termination without cause or retirement as defined in the CEO’s employment agreement. The deferred stock unit service awards that were issued by the Company to a former CEO vested on December 31, 2009 and were converted into shares of the Company’s common stock in July 2010.
     As of September 30, 2010, there was $1.0 million of total unrecognized compensation cost related to this deferred stock unit service award. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 1.3 years.
     Performance award grant to CEO. During the nine-month period ended September 30, 2010, the Company granted a deferred stock unit performance award which (i) was issued at the fair market value of the Company’s common stock on the date of grant, (ii) will expire without vesting if the performance measure is not satisfied by the first anniversary date of the grant, (iii) will, if the performance measure is satisfied, vest in four equal annual installments beginning on the first anniversary date of the grant, and (iv) provides for accelerated vesting upon termination without cause or retirement as defined in the CEO’s employment agreement. This deferred stock unit performance award is convertible to shares of the Company’s common stock, subsequent to termination of employment.
     As of September 30, 2010, there was $0.3 million of total unrecognized compensation cost related to the deferred stock unit performance award granted under the SIPs to the Company’s CEO. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 1.3 years.
     Awards for service on Board of Directors (“Board”). Deferred stock units (“DSU”) granted for retainer fees and meeting attendance fees that the individual Board members elect to receive in the form of DSUs rather than cash vest immediately upon grant, are convertible to shares of common stock subsequent to their termination of service as a director, and are issued at the fair market value of the Company’s stock upon the date of grant. Initial grants issued to new directors vest annually over three years. Beginning in 2010, the annual grant to nonemployee directors consisted of a DSU grant, which vest annually in three equal installments over a three-year period. As of September 30, 2010, there was $0.8 million of total unrecognized compensation cost related to deferred stock units granted under the SIPs to nonemployee directors. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 2.7 years.
     Other deferred stock unit information for the three- and nine-month periods ended September 30, 2010, and 2009, is noted in the following table (dollars in thousands, except per share data):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Service DSU award granted to CEOs	—	—	60,144	21,667

Performance DSU award granted to CEO	—	—	23,004	—

DSU awards granted for Board service and dividend equivalents	5,901	3,286	37,577	13,253

Fair value of DSU shares vested	$39	$68	$115	$221
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
     The Company’s quantitative radio audience ratings revenue and related software licensing revenue accounted for the following percentages, in the aggregate, of total Company revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Quantitative radio audience estimates and related software licensing	97%	97%	93%	93%
     The Company had one customer that individually represented 19% of its annual revenue for the year ended December 31, 2009. The Company had two customers that individually represented 23% and 16% of its total accounts receivable as of September 30, 2010, and one customer that individually represented 24% of its total accounts receivable as of December 31, 2009. The Company has historically experienced a high level of contract renewals.

15. Financial Instruments
     The Company believes that the fair market value of the TRA investment approximates the carrying value of $5.2 million and $3.4 million as of September 30, 2010 and December 31, 2009, respectively. On May 24, 2010, the Company paid approximately $1.8 million to purchase additional shares of preferred stock of TRA. Fair values of accounts receivable and accounts payable approximate carrying values due to their short-term nature. Due to the floating rate nature of the Company’s revolving obligation under its Credit Facility, the fair values of $58.0 million and $68.0 million in outstanding borrowings as of September 30, 2010, and December 31, 2009, respectively, approximate their carrying amounts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto in this Quarterly Report on Form 10-Q.
          This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron Inc. and its subsidiaries (“we,” “our,” “Arbitron,” or the “Company”) in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “intends,” “anticipates,” “estimates,” “believes,” “plans,” or comparable terminology, are forward-looking statements based on current expectations about future events, which we have derived from information currently available to us. These forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results to differ materially from results implied by such forward-looking statements. These risks and uncertainties include, in no particular order, whether we will be able to:
•	successfully maintain and promote industry usage of our services, a critical mass of broadcaster encoding, and the proper understanding of our audience measurement services and methodologies in light of governmental actions, including investigation, regulation, legislation or litigation, customer or industry group activism, or adverse community or public relations efforts;

•	complete the Media Rating Council, Inc. (“MRC”) audits of our local market Arbitron PPM ratings services in a timely manner and successfully obtain and/or maintain MRC accreditation for our audience measurement services;

•	successfully commercialize our PPM service;

•	design, recruit and maintain PPM panels that appropriately balance research quality, panel size, and operational cost;

•	absorb costs related to legal proceedings and governmental entity interactions and avoid any related fines, limitations, or conditions on our business activities, including, without limitation, by meeting or exceeding our commitments and agreements with various governmental entities;

•	successfully develop, implement and fund initiatives designed to increase sample quality in our PPM and Diary-based ratings services;

•	successfully manage the impact on costs of data collection due to lower respondent cooperation in surveys, consumer trends, including a trend toward increasing incidence of cell phone households, privacy concerns, technology changes, and/or government regulations;

•	provide appropriate levels of operational capacity and funding to support the more costly identification and recruitment of younger demographics into our panels and samples;

•	successfully manage the impact on our business of the recent economic downturn generally, and in the advertising market, in particular, including, without limitation, the insolvency of any of our customers or the impact of such downturn on our customers’ ability to fulfill their payment obligations to us;

•	compete with companies that may have financial, marketing, sales, technical, or other advantages over us;

•	effectively respond to rapidly changing technological needs of our customer base, including creating proprietary technology and systems to support our cell phone sampling plans, and new customer services that meet these needs in a timely manner;

•	successfully execute our business strategies, including evaluating and, where appropriate, entering into potential acquisition, joint-venture or other material third-party agreements;

•	effectively manage the impact, if any, of any further ownership shifts in the radio and advertising agency industries;

•	successfully develop and implement technology solutions to encode and/or measure new forms of media content and delivery, and advertising in an increasingly competitive environment;

•	successfully develop, implement, and launch our cross-platform initiatives; and

•	renew contracts with key customers.
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
          Historically, our quantitative radio audience measurement business and related software have accounted for a substantial majority of our revenue. For both of the nine-month periods ended September 30, 2010, and 2009, our quantitative radio audience measurement business and related software accounted for approximately 93 percent of our revenue. We expect that for the year ending December 31, 2010, our quantitative radio audience measurement business and related software licensing will account for approximately 90 percent of our revenue.
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

          We are in the process of executing our previously announced plan to commercialize progressively our PPM ratings service in the largest United States radio markets, which we currently anticipate will result in commercialization of the service in 48 local markets by the end of 2010 (collectively, the “PPM Markets”). According to our analysis of BIA’s 2010 Investing in Radio Market Report, those broadcasters with whom we have entered into multi-year PPM agreements account for most of the total radio advertising dollars in the PPM Markets. These agreements generally provide for a higher fee for PPM-based ratings than we charge for Diary-based ratings. As a result, we expect that the percentage of our revenues derived from our radio ratings and related software is likely to increase as we commercialize the PPM service.
          We expect growth in revenue for 2010 due to the full year impact of revenue recognized for the 33 markets in which we commercialized the PPM service prior to 2010, as well as the partial year impact of revenue recognized for the ten markets in which we commercialized the PPM service during the third quarter of 2010, and the five markets in which we plan to commercialize the PPM service during the fourth quarter of 2010. However, the impact of those revenues recognized at the higher PPM rates was partially offset by a decrease in the revenue we received from customers that were subscribers in 2009 but either did not subscribe or reduced their level of subscribed services in 2010. For the three and nine months ended September 30, 2010, there was a $2.7 million and an $11.2 million aggregate decrease, respectively, in the revenue we received from customers, including Univision, that were subscribers to our services in the three and nine months ended September 30, 2009, respectively, but either did not subscribe or reduced their level of subscribed services in the comparable periods of 2010. In addition, we do not expect to recognize the full revenue impact of the launch of the PPM service in each PPM Market during the first year after commercialization of the service in that market because our customer contracts generally provide for phased-in pricing toward the higher PPM service rate over time. During the three months ended September 30, 2010, we recognized revenue based on the delivery of both the final quarterly Diary ratings and the initial monthly PPM ratings for the ten PPM Markets in which we commercialized the PPM service during the period. See “— PPM Trends and Initiatives” below. We expect that our revenue will continue to increase during the fourth quarter of 2010 as we continue to deliver audience estimates in these new PPM Markets and continue to recognize revenue at the higher PPM rates, as well as the incremental revenue we expect to receive from the five PPM Markets in which we are scheduled to commercialize the PPM service during the period.
          We incur expenses to build the PPM panel in each PPM Market in the months before we commercialize the service in that market. These costs are incremental to the costs associated with our Diary-based ratings service. However, we recognize PPM revenue at the higher PPM rates only when we deliver audience estimates using the PPM service. We did not commercialize the PPM service in any new markets during the first half of 2010. During the first nine months of 2010, we incurred expenses related to the ten markets in which we commercialized the PPM service during the third quarter, as well as the five markets in which we plan to commercialize the PPM service during the fourth quarter of 2010. Our results of operations for the nine months ended September 30, 2010 were negatively impacted to the extent such panel expenses were incurred in advance of PPM revenues.
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
          We continue to operate in a highly challenging business environment. Our future performance will be impacted by our ability to address a variety of challenges and opportunities in the markets and industries we serve. Such challenges and opportunities include our ability to continue to maintain and improve the quality of our radio ratings services, and manage increased costs for data collection, arising from, among other things, our programs and efforts designed to recruit and retain increased numbers of persons aged 18-34 into our panels and diary service, which persons are more difficult and expensive for us to recruit than are persons from other demographic groups. Some of our goals include continuing to use commercially reasonable efforts to obtain and/or maintain MRC accreditation of certain of our radio ratings services, and developing and implementing effective and efficient technological solutions to measure cross-platform media and advertising.

          Protecting and supporting our existing customer base, and ensuring our services are competitive from a price, quality, and service perspective are critical components to these overall goals, although there can be no guarantee that we will be successful in our efforts.
PPM Trends and Initiatives
          Commercialization. We currently utilize our PPM ratings service to produce statistical radio audience estimates in 43 United States local markets. We are in the process of commercializing the PPM ratings service in the remaining PPM Markets. During the three months ended September 30, 2010, we commercialized the PPM service in ten United States local markets, specifically Charlotte-Gastonia Rock Hill; Orlando; Columbus, OH; Milwaukee-Racine; Austin; Indianapolis; Providence-Warwick-Pawtucket; Norfolk-Virginia Beach-Newport News; Raleigh-Durham; and Nashville. We intend to commercialize the PPM service in the remaining five local markets during the fourth quarter of 2010. We may continue to update the timing of commercialization and the composition of the PPM Markets from time to time. If the pace of the commercialization of our PPM ratings service is modified, revenue increases that we expect to receive related to the service would also be impacted.
          Commercialization and operation of our PPM ratings service has required and will continue to require a substantial financial investment. We believe our cash generated from operations, as well as access to our existing credit facility, is sufficient to fund such requirements. As we have previously disclosed, our ongoing efforts to support the commercialization and operation of our PPM ratings service have had a material negative impact on our results of operations.
          MRC Accreditation. As of the date we filed this Quarterly Report on Form 10-Q with the SEC, the quarter-hour-based radio ratings data produced by the PPM ratings service in three local markets, Houston-Galveston, Riverside-San Bernardino, and Minneapolis-St. Paul (the “Accredited Markets”), are accredited by the MRC. We have applied to the MRC for accreditation of the ratings produced by the PPM service in each of the other currently commercialized PPM Markets, but the data produced by the service remains unaccredited in each of the PPM Markets other than the Accredited Markets.
          Quality Improvement Initiatives. As we have commercialized the PPM ratings service, we have experienced and expect to continue to experience challenges and opportunities for improvement in the operation of the PPM ratings service similar to those we face in our Diary-based service, including several of the challenges related to sample proportionality and cooperation rates described in the Diary Trends and Initiatives section below. We expect to continue to implement additional measures to address these challenges and opportunities. We have announced a series of commitments and enhancements to our PPM ratings service that we intend to implement over the next several years. We believe these steps reflect our commitment to ongoing improvement and our responsiveness to feedback from several governmental and customer entities. We believe these commitments and enhancements, which we refer to, collectively, as our continuous improvement initiatives, are consistent with our ongoing efforts to obtain and maintain MRC accreditation and to generally improve all of our radio ratings services. We expect that our continuous improvement initiatives will likely require expenditures that may be material in the aggregate.
          Recent Developments In Recruitment. On April 22, 2010, we announced that we would add targeted in-person recruitment to our multi-faceted PPM panelist recruitment approach that had previously included mailings and phone calls. In-person recruitment can benefit all broadcasters as it targets population segments that are more likely to be reachable only by cell phone — including youths and minorities. We also announced that we will use address-based sampling to select landline households to further improve geographic proportionality.
          We began implementation of this enhanced recruitment approach in July with targeted in-person recruiting. We are in the process of deploying in-person recruiting in the high density Black and Hispanic areas across approximately half of all PPM Markets in which we expect to commercialize the PPM service by year-end 2010. We expect in-person recruiting in those markets to be fully deployed by year-end 2010; with implementation of address-based sampling and the addition of targeted in-person recruiting across all geographies of all PPM Markets expected by the end of 2011.
Diary Trends and Initiatives
          MRC Accreditation. For information regarding the status of MRC accreditation of our Diary radio ratings service, see “Item 1. Business— Media Rating Council Accreditation” in our Annual Report on Form 10-K for the year ended December 31, 2009.
          Quality Improvement Initiatives. The rate at which we are effective in obtaining consent from consumers to participate in our research is one important measure of the quality of the sample for our statistical surveys. Another measure often employed by users of our data to assess quality in our ratings is sample proportionality, which refers to how well the distribution of the sample for any individual survey compares to the distribution of the population in the local market. We strive to achieve representative samples. It has become increasingly difficult and more costly for us to obtain consent from persons to participate in our surveys. We seek to achieve a level of both sample proportionality and cooperation rates sufficient to maintain confidence in our ratings, the support of the industry, and accreditation by the MRC.
          Overall cooperation rates for all types of survey research have declined over the past several decades, and Arbitron has been adversely impacted by this industry trend. We have worked to address this decline through several initiatives, including our continuous improvement initiatives and various other survey incentive programs. If cooperation rates continue to decline or the costs of recruitment initiatives overall or for particular demographic groups significantly increase, our radio audience measurement business could be adversely affected. We believe that additional expenditures will be required in the future to research and test new measures associated with improving response rates and sample proportionality. We continue to research and test new measures to address these sample quality challenges.
          In recent years, our ability to deliver sample proportionality that matches the demographic composition of younger demographic groups has declined, caused in part by the trend among some households to disconnect their landline telephones, effectively removing these households from the landline telephone based portion of our sample frame. We have increased our sample target for cell phone households in Diary markets from an average of 10 percent, as achieved in the Spring 2009 survey through Fall 2009 surveys, to an average of 15 percent across all Diary markets as of Spring 2010. In addition, effective with the Spring 2010 survey, we expanded our cell phone household sampling to include households that rarely or never answer their landlines. As a result of this expanded definition, we expect the incidence of cell phone households in our sample to increase by up to two percent on average across all markets by year-end 2010.
          It is more expensive for us to recruit cell phone households. Because we intend to continue to increase the number of cell phone households in our samples, we believe this quality improvement initiative will significantly increase our costs. We currently anticipate that the total cost of cell phone household recruitment for the PPM and Diary services will be approximately $12.0 million in 2010, which is an increase of approximately $1.5 million over 2009.
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

          Since September 2008, we have experienced an increase in the average number of days our sales have been outstanding before we have received payment as compared to prior periods, which has resulted in an increase in trade accounts receivable as compared to historical trends. Our accounts receivable remained at this elevated level throughout 2009, as well as throughout the first nine months of 2010. If the economic downturn expands or is sustained for an extended period into the future, it may lead to a further increase in collection cycles for accounts receivable or insolvency of our customers, increased incidences of customers’ inability to pay their accounts, and an increase in our provision for doubtful accounts.
          We depend on a limited number of key customers for our ratings services and related software. For example, in 2009, Clear Channel represented 19 percent of our total revenue. Because many of our largest customers own and operate radio stations in markets that we expect to transition to PPM measurement, we expect that our dependence on our largest customers will continue for the foreseeable future. Additionally, although fewer customer contracts expire in 2010 as compared to historical standards, if one or more key customers do not renew all or part of their contracts as they expire, we could experience a significant decrease in our operating results.
Legal Expenses
          Since the fourth quarter of 2008, we have incurred $9.1 million in aggregate legal costs and expenses in connection with two securities law civil actions and a governmental interaction, relating primarily to the commercialization of our PPM ratings service. For additional information regarding the Company’s material legal matters, see “Item 1. — Legal Proceedings.” As of September 30, 2010, we have received $5.6 million in insurance reimbursements related to these legal actions and estimate that an additional $0.4 million of the aggregate costs and expenses are probable for recovery under our Director and Officer insurance policy. We are also involved in other legal matters for which we do not expect that the legal costs and expenses will be recoverable through insurance. We can provide no assurance that we will not continue to incur legal costs and expenses at comparable or higher levels in the future. For further information regarding these legal costs, see “— Critical Accounting Policies and Estimates.”
Critical Accounting Policies and Estimates
          Critical accounting policies and estimates are those that are both important to the presentation of our financial position or results of operations, and require our most difficult, complex or subjective judgments.
          Software development costs. We capitalize software development costs with respect to significant internal use software initiatives or enhancements from the time that the preliminary project stage is completed and management considers it probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are amortized over periods of three to five years. We perform an assessment quarterly to determine if it is probable that all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value. As of September 30, 2010, and December 31, 2009, our capitalized software developed for internal use had carrying amounts of $24.4 million and $23.9 million, respectively, including $13.1 million and $13.7 million, respectively, of software related to the PPM service.
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
          Insurance Receivables. Since the fourth quarter of 2008, we have incurred $9.1 million in aggregate legal costs and expenses in connection with two securities law civil actions and a governmental interaction, relating primarily to the commercialization of our PPM ratings service. As of September 30, 2010, we have received $5.6 million in insurance reimbursements related to these legal actions and estimate that an additional $0.4 million of the aggregate costs and expenses are probable for recovery under our Director and Officer insurance policy. These amounts are included in our prepaid expenses and other current assets on our balance sheet.

Results of Operations
Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009
     The following table sets forth information with respect to our consolidated statements of income:
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Increase		Percentage of
	September 30,		(Decrease)		Revenue
	2010	2009	Dollars	Percent	2010	2009
Revenue	$99,470	$98,123	$1,347	1.4%	100.0%	100.0%

Costs and expenses
Cost of revenue	50,384	44,454	5,930	13.3%	50.7%	45.3%
Selling, general and administrative	18,137	16,908	1,229	7.3%	18.2%	17.2%
Research and development	10,088	10,385	(297)	(2.9%)	10.1%	10.6%
Restructuring and reorganization	—	1,718	(1,718)	(100.0%)	0.0%	1.8%

Total costs and expenses	78,609	73,465	5,144	7.0%	79.0%	74.9%

Operating income	20,861	24,658	(3,797)	(15.4%)	21.0%	25.1%

Equity in net loss of affiliate	(2,639)	(1,948)	(691)	35.5%	(2.7%)	(2.0%)

Income before interest and tax expense	18,222	22,710	(4,488)	(19.8%)	18.3%	23.1%
Interest income	4	11	(7)	(63.6%)	0.0%	0.0%
Interest expense	226	365	(139)	(38.1%)	0.2%	0.4%

Income before income tax expense	18,000	22,356	(4,356)	(19.5%)	18.1%	22.8%
Income tax expense	6,672	8,637	(1,965)	(22.8%)	6.7%	8.8%

Net income	$11,328	$13,719	$(2,391)	(17.4%)	11.4%	14.0%

Income per weighted average common share
Basic	$0.42	$0.52	$(0.10)	(19.2%)

Diluted	$0.42	$0.51	$(0.09)	(17.6%)

Cash dividends declared per common share	$0.10	$0.10	$—	—

Certain percentage amounts may not total due to rounding.

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Increase
	September 30,		(Decrease)
	2010	2009	Dollars	Percent
Other data:
EBIT (1)	$18,222	$22,710	$(4,488)	(19.8%)
EBITDA (1)	$25,351	$28,694	$(3,343)	(11.7%)

EBIT and EBITDA Reconciliation (1)
Net income	$11,328	$13,719	$(2,391)	(17.4%)
Income tax expense	6,672	8,637	(1,965)	(22.8%)
Interest (income)	(4)	(11)	7	(63.6%)
Interest expense	226	365	(139)	(38.1%)

EBIT (1)	18,222	22,710	(4,488)	(19.8%)
Depreciation and amortization	7,129	5,984	1,145	19.1%

EBITDA (1)	$25,351	$28,694	$(3,343)	(11.7%)

(1)	EBIT (earnings before interest and income taxes) and EBITDA (earnings before interest, income taxes, depreciation and amortization) are non-GAAP financial measures that we believe are useful to investors in evaluating our results. For further discussion of these non-GAAP financial measures, see paragraph below entitled “EBIT and EBITDA.”
          Revenue. Revenue increased by 1.4% or $1.3 million for the three months ended September 30, 2010, as compared to the same period in 2009. Revenue increased, in particular, by $13.8 million due primarily to the impact of the eight PPM Markets commercialized during the fourth quarter of 2009 and price escalators in all PPM commercialized markets. Included in the above increase in revenue related to our PPM service is a $0.2 million increase from $2.1 million related to pre-currency revenue incurred for five PPM Markets commercialized during the third quarter of 2009 to $2.3 million in pre-currency revenue for the ten smaller PPM Markets commercialized during the third quarter of 2010.
          This increase in revenue was substantially offset by a $13.1 million decrease related to the transition from our Diary-based ratings service. Included in the above fluctuations in revenue for our PPM and Diary-based ratings services is a $2.7 million aggregate decrease in revenue received from customers, including Univision, that were subscribers in 2009 but have either not subscribed or have reduced their level of subscribed services in 2010.
          Cost of Revenue. Cost of revenue increased by 13.3% or $5.9 million for the three months ended September 30, 2010, as compared to the same period in 2009. Cost of revenue increased primarily due to $4.1 million of increased PPM service related costs incurred to build and manage PPM panels for the 43 PPM Markets commercialized as of September 30, 2010, as well as the five PPM Markets expected to be commercialized in the fourth quarter of 2010, as compared to the 25 PPM Markets commercialized as of September 30, 2009 and the eight PPM Markets that commercialized in the fourth quarter of 2009.
          Selling, General, and Administrative. Selling, general, and administrative increased by 7.3% or $1.2 million for the three months ended September 30, 2010, as compared to the same period in 2009. Selling, general, and administrative increased primarily due to $1.2 million in employee realignment charges incurred during the third quarter of 2010, and an $0.8 million increase in total legal costs, net of anticipated insurance recoveries. These increases were partially offset by a $1.2 million decrease in non-cash share-based compensation.
          Restructuring and Reorganization. During 2009, we reduced our workforce by approximately 10 percent of our full-time employees. No restructuring expenses were incurred during the three months ended September 30,

2010. During the three months ended September 30, 2009, we incurred a $1.7 million pre-tax non-cash settlement loss related to the aggregate of lump sum distribution elections made by a number of pension plan participants, who were terminated as part of the restructuring.
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
          EBIT decreased by 19.8% or $4.5 million for the three months ended September 30, 2010, as compared to the same period in 2009, primarily due to an increase in net costs associated with the PPM service transition and executive realignment charges incurred during the third quarter of 2010, partially offset by the prior year incurrence of restructuring and reorganization costs as previously mentioned. EBITDA decreased by 11.7% or $3.3 million, which is smaller than the decrease in EBIT, because this non-GAAP financial measure excludes depreciation and amortization, which for the three months ended September 30, 2010, increased by $1.1 million, as compared to the same period in 2009.

Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009
     The following table sets forth information with respect to our consolidated statements of income:
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended		Increase		Percentage of
	September 30,		(Decrease)		Revenue
	2010	2009	Dollars	Percent	2010	2009
Revenue	$283,705	$283,411	$294	0.1%	100.0%	100.0%

Costs and expenses
Cost of revenue	153,041	139,745	13,296	9.5%	53.9%	49.3%
Selling, general and administrative	54,927	54,683	244	0.4%	19.4%	19.3%
Research and development	29,069	30,275	(1,206)	(4.0%)	10.2%	10.7%
Restructuring and reorganization	—	10,074	(10,074)	(100.0%)	0.0%	3.6%

Total costs and expenses	237,037	234,777	2,260	1.0%	83.6%	82.8%

Operating income	46,668	48,634	(1,966)	(4.0%)	16.4%	17.2%

Equity in net income of affiliate	472	633	(161)	(25.4%)	0.2%	0.2%

Income before interest and tax expense	47,140	49,267	(2,127)	(4.3%)	16.6%	17.4%
Interest income	10	44	(34)	(77.3%)	0.0%	0.0%
Interest expense	745	1,063	(318)	(29.9%)	0.3%	0.4%

Income before income tax expense	46,405	48,248	(1,843)	(3.8%)	16.4%	17.0%
Income tax expense	17,530	18,692	(1,162)	(6.2%)	6.2%	6.6%

Net income	$28,875	$29,556	$(681)	(2.3%)	10.2%	10.4%

Income per weighted average common share
Basic	$1.08	$1.12	$(0.04)	(3.6%)

Diluted	$1.07	$1.11	$(0.04)	(3.6%)

Cash dividends declared per common share	$0.30	$0.30	$—	—

Certain percentage amounts may not total due to rounding.

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended		Increase
	September 30,		(Decrease)
	2010	2009	Dollars	Percent
Other data:
EBIT (1)	$47,140	$49,267	$(2,127)	(4.3%)
EBITDA (1)	$67,464	$66,132	$1,332	2.0%

EBIT and EBITDA Reconciliation (1)
Net income	$28,875	$29,556	$(681)	(2.3%)
Income tax expense	17,530	18,692	(1,162)	(6.2%)
Interest (income)	(10)	(44)	34	(77.3%)
Interest expense	745	1,063	(318)	(29.9%)

EBIT (1)	47,140	49,267	(2,127)	(4.3%)
Depreciation and amortization	20,324	16,865	3,459	20.5%

EBITDA (1)	$67,464	$66,132	$1,332	2.0%

(1)	EBIT (earnings before interest and income taxes) and EBITDA (earnings before interest, income taxes, depreciation and amortization) are non-GAAP financial measures that we believe are useful to investors in evaluating our results. For further discussion of these non-GAAP financial measures, see paragraph below entitled “EBIT and EBITDA.”
          Revenue. Revenue increased by 0.1% or $0.3 million for the nine months ended September 30, 2010, as compared to the same period in 2009. Revenue increased by a $48.3 million increase in PPM-based ratings service revenue due to the impact of the 18 PPM Markets commercialized during the last nine months of 2009 and price escalators in all PPM commercialized markets. Included in the above net increase in revenue related to our PPM service is a $2.9 million decrease from $5.2 million related to pre-currency revenue incurred for 11 PPM Markets commercialized during the nine months ended September 30, 2009 to $2.3 million in pre-currency revenue for the ten smaller PPM Markets commercialized during the third quarter of 2010.
          This net increase in revenue was substantially offset by a $42.4 million decrease related to the transition from our Diary-based ratings service, as well as a $4.7 million reduction in revenue associated with two customers, primarily attributable to Cumulus but also including Clear Channel, for our Diary-based radio ratings service in a limited number of small and medium-sized markets. PPM International revenue decreased by $1.5 million largely due to decreased equipment sales.
          Included in the above fluctuations in our revenue related to our Diary-based ratings service and our PPM ratings service is a $11.2 million aggregate decrease in revenue received from customers, including Univision, that were subscribers in the first nine months of 2009 but have either not subscribed or have reduced their level of subscribed services in 2010.
          Cost of Revenue. Cost of revenue increased by 9.5% or $13.3 million for the nine months ended September 30, 2010, as compared to the same period in 2009. Cost of revenue increased primarily due to $10.5 million of increased PPM service-related costs incurred to build and manage PPM panels for the 43 PPM Markets commercialized as of September 30, 2010, as well as the five PPM Markets scheduled to be commercialized in the fourth quarter of 2010, as compared to the 25 PPM Markets commercialized as of September 30, 2009 and the eight PPM Markets that commercialized in the fourth quarter of 2009. In addition, we incurred $1.9 million of increased costs associated with computer center operations. These increases were partially offset by a $1.3 million decrease for PPM International related to lower revenues. Cost of revenue is expected to continue to increase for the fourth quarter of 2010, due to the expected commercialization of an additional five PPM Markets, as well as the costs of previously mentioned recruiting initiatives.
          Selling, General, and Administrative. Selling, general, and administrative increased by 0.4% or $0.2 million for the nine months ended September 30, 2010, as compared to the same period in 2009. Selling, general, and administrative increased primarily due to $3.6 million in employee realignment charges incurred during the third quarter of 2010, a $1.2 million supplemental retirement plan settlement loss incurred during the first quarter of 2010, and a $0.6 million increase in employee incentive compensation expense. These increases were offset by a $2.7 million decrease in non-cash share-based compensation resulting primarily from employee realignment changes implemented in 2009 and 2010, a $2.6 million decrease in selling and marketing expenses resulting from cost containment and reduction initiatives.
          Research and Development. Research and development decreased by 4.0% or $1.2 million for the nine months ended September 30, 2010, as compared to the same period in 2009. Research and development decreased primarily due to a $0.7 million reduction in development costs related to our PPM service and a $0.5 million reduction in development costs related to cross-platform services.
          Restructuring and Reorganization. During 2009, we reduced our workforce by approximately 10 percent of our full-time employees. No restructuring expenses were incurred during the nine months ended September 30, 2010. During the nine months ended September 30, 2009, we incurred $10.1 million of pre-tax restructuring charges, related principally to severance, termination benefits, outplacement support, and certain other expenses in connection with our restructuring plan.
          Income Tax Expense. The effective tax rate decreased to 37.8% for the nine months ended September 30, 2010, from 38.7% for the nine months ended September 30, 2009, primarily to reflect the increased benefit of certain permanent deductions.
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
          EBIT decreased by 4.3% or $2.1 million for the nine months ended September 30, 2010, as compared to the same period in 2009, primarily due to the net decrease in ratings service gross profit, resulting from the increase in costs associated with the PPM service transition previously mentioned. These decreases in EBIT were partially offset by restructuring costs that we incurred during the nine months ended September 30, 2009 that we did not incur during the comparable period in 2010. In contrast to the decline in EBIT, EBITDA increased by 2.0% or $1.3 million because this non-GAAP financial measure excludes depreciation and amortization, which for the nine months ended September 30, 2010, increased by $3.5 million, as compared to 2009.

Liquidity and Capital Resources

Liquidity indicators	As of September	As of December
(in thousands)	30, 2010	31, 2009	Change
Cash and cash equivalents	$6,305	$8,217	$(1,912)
Working capital (deficit)	$8,202	$(10,737)	$18,939
Working capital, excluding deferred revenue	$51,507	$32,411	$19,096
Total long-term debt	$58,000	$68,000	$(10,000)
          We have relied upon our cash flow from operations, supplemented by borrowings under our available revolving credit facility (“Credit Facility”) as needed, to fund our dividends, capital expenditures, contractual obligations, and share repurchases. We expect that our cash position as of September 30, 2010, cash flow generated from operations, and our Credit Facility will be sufficient to support our operations for the next 12 to 24 months. We expect to renew or replace our revolving credit facility prior to December 20, 2011, the Credit Facility’s expiration date. See “Credit Facility” for further discussion of the relevant terms and covenants.
          Operating activities. For the nine months ended September 30, 2010, the net cash provided by operating activities was $47.1 million, which was primarily due to $67.5 million in EBITDA, as discussed and reconciled to net income in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”
          Net cash provided by operating activities for the nine months ended September 30, 2010, was negatively impacted by a $14.0 million decrease related to accrued expenses and other current liabilities, which was comprised primarily of a $5.4 million decrease in accrued Scarborough royalties which fluctuate seasonally, a $3.5 million decrease in accrued taxes, a $3.1 million decrease associated with accrued lump sum payments from our supplemental retirement plans to our former chief executive officer, and a $1.8 million decrease in payroll, bonus and benefit accruals. Net cash provided by operating activities also decreased by $7.8 million due to increased accounts receivable balances, which resulted substantially from slower collections from a key customer.
          Investing activities. Net cash used in investing activities was $32.0 million and $28.9 million for the nine month periods ended September 30, 2010, and 2009, respectively. This $3.1 million increase in cash used in investing activities was due to a $4.5 million licensing arrangement entered during the first quarter of 2010, as well as a $2.5 million asset acquisition during the second quarter of 2010, partially offset by a $2.3 million decrease in capital expenditures, primarily related to computer equipment. Net cash used in investing activities was also offset by a $1.6 million decrease in purchases of equity and other investments for the nine months ended September 30, 2010, as compared to the same period in 2009. For additional information regarding our affiliate investments, see Note 7 in the Notes to Consolidated Financial Statements within this Form 10-Q.
          Financing activities. Net cash used in financing activities was $17.1 million and $6.9 million for the nine month periods ended September 30, 2010, and 2009, respectively. This approximately $10.2 million increase in net cash used in financing activities was due primarily to a net repayment of $10.0 million of outstanding obligations under our Credit Facility during the nine months ended September 30, 2010. For the first nine months of 2009, the amount of net borrowings under our Credit Facility was unchanged. The increase in net cash used in financing activities also reflected a $3.8 million decrease in bank overdraft payables for the nine months ended September 30, 2010, as compared to the same period in 2009, partially offset by a $3.7 million increase in proceeds from stock option exercises and stock purchase plans, which resulted from an increase in our company stock price during 2010. No options were exercised during the nine months ended September 30, 2009.
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
          Our Credit Facility contains financial terms, covenants and operating restrictions that potentially restrict our financial flexibility. The material debt covenants under our Credit Facility include both a maximum leverage ratio and a minimum interest coverage ratio. The leverage ratio is a non-GAAP financial measure equal to the amount of our consolidated total indebtedness, as defined in our Credit Facility, divided by a contractually defined adjusted Earnings Before Interest, Taxes, Depreciation and Amortization and non-cash compensation (“Consolidated EBITDA”) for the trailing 12-month period. The interest coverage ratio is a non-GAAP financial measure equal to Consolidated EBITDA divided by total interest expense. Both ratios are designed as measures of our ability to meet current and future obligations. The following table presents the actual ratios and their threshold limits as defined by the Credit Facility as of September 30, 2010:

Covenant	Threshold	Actual
Maximum leverage ratio	3.0	0.61
Minimum interest coverage ratio	3.0	88
          As of September 30, 2010, based upon these financial covenants, there was no default or limit on our ability to borrow the unused portion of our Credit Facility.
          Our Credit Facility contains customary events of default, including nonpayment and breach covenants. In the event of default, repayment of borrowings under the Credit Facility could be accelerated. Our Credit Facility also contains cross default provisions whereby a default on any material indebtedness, as defined in the Credit Facility, could result in the acceleration of our outstanding debt and the termination of any unused commitment under the Credit Facility. The agreement potentially limits, among other things, our ability to sell assets, incur additional indebtedness, and grant or incur liens on our assets. Under the terms of the Credit Facility, all of our material domestic subsidiaries, if any, guarantee the commitment. Currently, we do not have any material domestic subsidiaries as defined under the terms of the Credit Facility. Although we do not believe that the terms of our Credit Facility limit the operation of our business in any material respect, the terms of the Credit Facility may restrict or prohibit our ability to raise additional debt capital when needed or could prevent us from investing in other growth initiatives. Our outstanding borrowings obligation under the Credit Facility was $58.0 million and $68.0 million as of September 30, 2010, and December 31, 2009, respectively. We have been in compliance with the terms of the Credit Facility since the agreement’s inception. As of October 31, 2010, we had $53.0 million in outstanding debt under the Credit Facility. The long-term debt obligation for our Credit Facility, if any, will be reclassified as a current liability on our consolidated balance sheet in December 2010 due to its expected expiration during the year ended December 31, 2011.
Other Liquidity Matters
          Commercialization of our PPM ratings service requires and will continue to require a substantial financial investment. PPM costs and expenses have accelerated six to nine months in advance of the commercialization of the service in each PPM Market during the building of the panels. Recruitment of younger demographic groups through cell phone household and targeted in-person recruiting initiatives in both the Diary and PPM services has also increased and will continue to increase our cost of revenue. We believe our cash generated from operations, as well as access to the Credit Facility, is sufficient to fund such requirements for the next 12 months.
Seasonality
          We recognize revenue for services over the terms of license agreements as services are delivered, and expenses are recognized as incurred. We currently gather radio-listening data in 291 U.S. local markets, including 248 Diary markets and 43 PPM Markets. All Diary markets are measured at least twice per year (April-May-June for the “Spring Survey” and October-November-December for the “Fall Survey”). In addition, we measure all major Diary markets two additional times per year (January-February-March for the “Winter Survey” and July-August-

September for the “Summer Survey”). Our revenue is generally higher in the first and third quarters as a result of the delivery of the Fall Survey and Spring Survey, respectively, to all Diary markets compared to revenue in the second and fourth quarters, when delivery of the Winter Survey and Summer Survey, respectively, is made only to major Diary markets.
          The seasonality for PPM services is expected to result in higher revenue in the fourth quarter than in each of the first three quarters because the PPM service delivers surveys 13 times a year with four surveys delivered in the fourth quarter. There will be fluctuations in the depth of the seasonality pattern during the periods of transition between the services in each PPM Market. The amount of deferred revenue recorded on our balance sheet has decreased and we expect will continue to decrease as we commercialize additional PPM Markets due to the more frequent delivery of our PPM service, which is delivered 13 times a year versus the quarterly and semi-annual delivery for our Diary service.
          Pre-currency data represent PPM data that are released to clients for planning purposes in advance of the period of commercialization of the service in a local market. Once the service is commercialized, the pre-currency data then become currency and the client may use the data to buy and sell advertising. Pre-currency revenue will be recognized in the two months preceding the PPM survey release month for commercialization. The PPM service in new markets is generally commercialized and declared currency at the beginning of a quarter, at which time, the two months of pre-currency are also declared currency.
          During the first quarter of commercialization of the PPM ratings service in a market, we recognize revenue based on the delivery of both the final quarterly Diary ratings as well as pre-currency data for that market. Our expenses are generally higher in the second and fourth quarters as we conduct the Spring Survey and Fall Survey for our Diary markets. The transition from the Diary service to the PPM service in the PPM Markets has and will continue to have an impact on the seasonality of costs and expenses. PPM costs and expenses have generally accelerated six to nine months in advance of the commercialization of each market during the building of the panels. These preliminary costs are incremental to the costs associated with our Diary-based ratings service and we recognize these increased costs as incurred rather than upon the delivery of a particular survey.
          The size and seasonality of the PPM transition impact on a period to period comparison is influenced by the timing, number, and size of individual markets contemplated in our PPM commercialization schedule, which currently includes a goal of commercializing 48 PPM Markets by the end of 2010. As we have commercialized more markets, the seasonal impact has lessened. During the third quarter of 2010, we commercialized 10 PPM Markets and we intend to commercialize an additional five markets during the fourth quarter of 2010.
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
Changes in Internal Control Over Financial Reporting
          There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
          We are involved, from time to time, in litigation and proceedings, including with governmental authorities, arising out of the ordinary course of business. Legal costs for services rendered in the course of these proceedings are charged to expense as they are incurred.
          On April 30, 2008, Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund filed a securities class action lawsuit in the United States District Court for the Southern District of New York on behalf of a purported Class of all purchasers of Arbitron common stock between July 19, 2007, and November 26, 2007. The plaintiff asserts that Arbitron, Stephen B. Morris (our former Chairman, President and Chief Executive Officer), and Sean R. Creamer (our Executive Vice President, Finance and Planning & Chief Financial Officer) violated federal securities laws. The plaintiff alleges misrepresentations and omissions relating to, among other things, the delay in commercialization of our PPM ratings service in November 2007, as well as stock sales during the period by company insiders who were not named as defendants and Messrs. Morris and Creamer. The plaintiff seeks class certification, compensatory damages plus interest and attorneys’ fees, among other remedies. On September 22, 2008 the plaintiff filed an Amended Class Action Complaint. On November 25, 2008, Arbitron, Mr. Morris, and Mr. Creamer each filed Motions to Dismiss the Amended Class Action Complaint. In September 2009, the plaintiff sought leave to file a Second Amended Class Action Complaint in lieu of oral argument on the pending Motions to Dismiss. The court granted leave to file a Second Amended Class Action Complaint and denied the pending Motions to Dismiss without prejudice. On or about October 19, 2009, the plaintiff filed a Second Amended Class Action Complaint. Briefing on motions to dismiss the Second Amended Class Action Complaint was completed in March 2010. Arbitron and each of Mr. Morris and Mr. Creamer again moved to dismiss the Second Amended Class Action Complaint. On September 24, 2010, the Court granted Mr. Creamer’s motion to dismiss the plaintiff’s claims against him, and all claims against Mr. Creamer were dismissed with prejudice. The motions to dismiss the Second Amended Class Action Complaint by Arbitron and Mr. Morris were denied.
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
          The Company intends to continue to defend itself and its interests vigorously against these allegations.
          On April 22, 2009, the Company filed suit in the United States District Court for the Southern District of New York against John Barrett Kiefl seeking a judgment that Arbitron is the sole owner and assignee of certain patents relating to Arbitron’s Portable People Meter technology. On December 2, 2009, Mr. Kiefl filed a second amended answer and third amended counterclaims seeking a judgment that: (i) he is an inventor and owner of one of the patents at issue, U.S. Patent No. 5,483,276 (“the ‘276 Patent’ ”), (ii) for unjust enrichment, and (iii) for such further relief as the court may deem just and proper. Mr. Kiefl has waived any claim of ownership as to the remaining patents covered by Arbitron’s complaint. Mr. Kiefl moved to dismiss Arbitron’s declaratory judgment claims as to those remaining patents, and Arbitron moved to dismiss Mr. Kiefl’s counterclaims in their entirety. On August 13, 2010, the Court granted both parties’ motions to dismiss, leaving intact only Arbitron’s claim that it is the sole owner of the ‘276 Patent. Kiefl’s motion to reconsider the dismissal of his counterclaim for inventorship of the ‘276 Patent was denied on October 6, 2010.
          The Company intends to prosecute its interests vigorously.
          On November 12, 2009, Arbitron was named as a defendant in an action filed in Mississippi State Court entitled Dowdy & Dowdy Partnership, d/b/a WZKX (FM) v. Arbitron Inc., Clear Channel Communications, Inc. The Complaint alleges anti-competitive conduct including but not limited to price discrimination in violation of

Mississippi state law. Arbitron answered, denying the allegations of the complaint, removed the action to federal court in Mississippi, and filed a motion for judgment on the pleadings dismissing the complaint as to Arbitron. The plaintiff in the action is an entity related to JMD Inc., a company against which Arbitron obtained a money judgment in Federal Court in 2008 in the amount of $487,853.61 for breach of contract. After judgment was entered against JMD, Inc. and its appeal was unsuccessful, this action was commenced against Arbitron. On October 6, 2010, the Court dismissed the Complaint as to Arbitron without prejudice.
          The Company intends to defend itself and its interests vigorously against these allegations.
          Florida
          On July 14, 2009, the State of Florida commenced a civil action against us in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, alleging violations of Florida consumer fraud law relating to the marketing and commercialization in Florida of our PPM ratings service. The lawsuit seeks civil penalties of $10,000 for each alleged violation and an order preventing us from continuing to publish our PPM listening estimates in Florida. The Company has answered the Complaint, obtained a protective order from the court to protect the confidentiality of its documents, and produced documents.
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

ITEM 5.	OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit			SEC File			Filed
No.	Exhibit Description	Form	No.	Exhibit	Filing Date	Herewith
(10)	Executive Compensation Plans and Arrangements

10.1	Form of 2008 Equity Compensation Plan Director Deferred Stock Unit Agreement — Initial Grant					*

10.2	Form of 2008 Equity Compensation Plan Director Deferred Stock Unit Agreement — Annual Grant					*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a — 14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a — 14(a)					*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

*	Filed or furnished herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBITRON INC.
By:	/s/ SEAN R. CREAMER
Sean R. Creamer
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal financial and principal accounting officer)

Date: November 3, 2010