Form 10-K
period 2010-12-31
ARBITRON INC
filed 2011-02-24
CIK 109758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the registrant’s common stock as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter (based upon the closing sale price of Arbitron’s common stock as reported by the New York Stock Exchange on that date), held by nonaffiliates, was $678,332,961.

The number of shares outstanding of the registrant’s common stock, par value $0.50 per share, as of the latest practicable date, February 22, 2011: 27,070,731 shares

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2011 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2010.

Arbitron owns or has the rights to various trademarks, trade names or service marks used in its radio audience ratings business and subsidiaries, including the following: the Arbitron name and logo, Arbitrendssm, RetailDirect®, RADAR®, TAPSCANtm, TAPSCAN WORLDWIDEtm, LocalMotion®, Maximi$er®, Maximi$er® Plus, Arbitron PD Advantage®, SmartPlus®, Arbitron Portable People Metertm, PPMtm, Arbitron PPMtm, Arbitron PPM®, PPM 360tm, Marketing Resources Plus®, MRPsm, PrintPlus®, MapMAKER Directsm, Media Professionalsm, Media Professional Plussm, QUALITAPsm, and Schedule-Itsm.

The trademarks Windows®, Mscoretm and Media Rating Council® referred to in this Annual Report on Form 10-K are the registered trademarks of others.

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

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “intends,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology, are forward-looking statements based on current expectations about future events, which we have derived from information currently available to us. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied by such forward-looking statements. These risks and uncertainties include, in no particular order, whether we will be able to:

•	successfully maintain and promote industry usage of our services, a critical mass of broadcaster encoding, and the proper understanding of our audience ratings services and methodology in light of governmental actions, including investigation, regulation, legislation or litigation, customer or industry group activism, or adverse community or public relations efforts;

•	successfully obtain and/or maintain Media Rating Council, Inc. (“MRC”) accreditation for our audience ratings services;

•	successfully launch our cross-platform initiatives;

•	support our current and future services by designing, recruiting and maintaining research samples that appropriately balance quality, size and operational cost;

•	successfully develop, implement and fund initiatives designed to increase sample quality;

•	successfully manage costs associated with cell phone household recruitment and targeted in-person recruitment;

•	successfully manage the impact on our business of the current economic environment generally, and in the advertising market, in particular, including, without limitation, the insolvency of any of our customers or the impact of such downturn on our customers’ ability to fulfill their payment obligations to us;

•	compete with companies that may have financial, marketing, sales, technical or other advantages over us;

•	effectively respond to rapidly changing technologies by creating proprietary systems to support our research initiatives and by developing new services that meet marketplace demands in a timely manner;

•	successfully execute our business strategies, including evaluating and, where appropriate, entering into potential acquisition, joint-venture or other material third-party agreements;

•	manage and process the information we collect in compliance with data protection and privacy requirements;

•	successfully develop and implement technology solutions to encode and/or measure new forms of media content and delivery, and advertising in an increasingly competitive environment; and

•	renew contracts with key customers.

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

Overview

We are a leading media and marketing information services firm primarily serving radio, advertising agencies, cable and broadcast television, advertisers, retailers, out-of-home media, online media and print media. We currently provide four main services:

•	measuring and estimating radio audiences in local markets in the United States;

•	measuring and estimating radio audiences of network radio programs and commercials;

•	providing software used for accessing and analyzing our media audience and marketing information data; and

•	providing consumer, shopping, and media usage information services.

We refer to our local and network radio audience ratings services, collectively, as our syndicated services. We provide radio audience estimates and related services in the United States to radio broadcasters, advertising agencies, and advertisers. We estimate the size and demographics of the audiences of radio broadcasters in local markets in the United States and report these estimates and certain related data as ratings to our customers. Our customers use the information we provide for valuing and executing advertising transactions. Broadcasters use our data to price and sell advertising time, and advertising agencies and advertisers use our data in purchasing advertising time. Our Radio’s All Dimension Audience Research (“RADAR”) service estimates national radio audiences and the size and composition of audiences of network radio programs and commercials.

We also provide software applications that allow our customers to access our databases and enable our customers to more effectively analyze and understand that information for sales, management, and programming purposes. Some of our software applications also allow our customers to access data owned by third parties, provided the customers have a separate license to use such third-party data.

In addition to our core radio ratings services, we provide qualitative measures of consumer demographics, retail behavior, and media consumption in local markets throughout the United States. We provide non-syndicated research services to companies that are seeking to demonstrate the value of their advertising propositions. We also market our quantitative and qualitative audience and consumer information to customers outside of our traditional base, such as the advertising sales organizations of local cable television companies, national cable and broadcast television networks, and out-of-home media sales organizations.

We have developed our electronic Arbitron Portable People Metertm (“PPMtm”) service of audience ratings for commercialization in the United States and have licensed our PPM technology to a number of international media information services companies to use in their media audience ratings services in specific countries outside of the United States. See “Item 1. Business — Portable People Meter Service” below.

Our quantitative radio audience ratings services have historically accounted for a substantial majority of our revenue. The radio audience ratings service and related software represented 88 percent, 88 percent and 87 percent of our total revenue in 2010, 2009, and 2008, respectively. Our revenue from continuing operations from domestic sources and international sources was approximately 99 percent and one percent for the year ended December 31, 2010, 98 percent and two percent of our total revenue for the year ended December 31, 2009, and 99 percent and one percent for the year ended December 31, 2008, respectively. Additional information regarding revenues by service and by geographical area is provided in Note 19 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Corporate Strategy

Our leading strategic objectives include further strengthening our radio audience ratings business, maintaining a competitive position, and expanding our information services to a broader range of media, including broadcast television, cable, out-of-home media, satellite radio and television, Internet broadcasts, mobile, place-based and other media. We believe there is an opportunity to leverage the unique capabilities of the PPM technology to provide advertisers with stronger return on investment tools that can follow today’s mobile consumers’ media consumption across multiple platforms. We refer to this strategy as our “cross-platform” initiative. Key elements of our strategy to pursue these objectives include:

•	Enhancing the value of our services for our customers. We intend to continue to invest in research and quality improvements while increasing utility in our radio audience ratings services. We plan to facilitate this by engaging with our customers, listening to and understanding their needs and requirements, and providing solutions that are competitive on price, quality, and value.

•	Building on our experience in the radio audience ratings industry and our PPM technology to expand into new services. We have launched our cross-platform initiative to explore opportunities to deploy our PPM technology to develop new information services for other types of media and/or cross-platform media.

•	Diversifying revenues. We believe that growth opportunities exist in adjacent markets and intend to work to expand our customer base by developing and marketing new information services designed to assist customers in implementing marketing strategies.

•	Developing and commercializing the next-generation data collection and processing techniques. Our businesses require sophisticated data collection and processing systems, software and other technology. In light of the dynamic nature of the media industry, including in the digital space, we will need to continue to evolve our data collection, processing and software systems.

•	Deploying resources. We compete against companies that are larger and have greater capital and other resources. We will explore and evaluate strategic opportunities to effectively deploy our resources and better enable us to compete with such companies.

•	Expanding our international PPM business. We continue to explore opportunities to license our PPM technology into selected international regions, such as Europe and the Asia/Pacific regions. We believe there is an international demand from global advertisers and media for quality audience information.

Industry Background and Markets

Since 1965, we have delivered to the radio industry timely and actionable radio audience estimates and other information based on information collected from a representative sample of radio listeners. The presence of independent audience estimates in the radio industry has helped radio broadcasters to price and sell advertising time, and advertising agencies and advertisers to purchase advertising time. The Arbitron ratings have also become a valuable tool for use in radio programming, distribution, and scheduling decisions.

In recent years, multiple sources of media have competed for consumer’s attention. As audiences have become more fragmented, advertisers have increasingly sought to tailor their advertising strategies to target specific demographic groups through specific media and across multiple types of media. The audience information needs of radio broadcasters, advertising agencies, and advertisers have correspondingly become more complex. Increased competition, including from nontraditional media, such as the Internet, and more complex informational requirements have heightened the desire of radio broadcasters for more frequent and timely data delivery, improved information management systems, larger sample sizes, and more sophisticated means to analyze this information. In addition, there is a demand for high-quality radio and television audience information internationally from the increasing number of commercial, noncommercial, and public broadcasters in other countries.

As the importance of reaching specific audiences with targeted marketing strategies increases, broadcasters, publishers, advertising agencies, and advertisers increasingly require that information regarding exposure to content in advertising is provided on a more granular basis and is coupled with more detailed information regarding lifestyles and purchasing behavior of consumers. We believe the desire to integrate purchase data information with advertising exposure information and our ability to estimate a single consumer’s cross-platform advertising exposure may create future opportunities for innovative approaches to satisfy these information demands.

Portable People Meter Technology

Since 1992, we have pursued a strategy of evolving our audience ratings service in the largest markets from diaries, which are completed by hand and returned by mail from survey participants, to portable electronic ratings devices, which passively collect information regarding exposure of survey participants (whom we refer to as “panelists”) to encoded media without additional manual effort by the panelists beyond carrying the device. We have pursued this strategy in an effort to improve quality by taking advantage of new technological capabilities and to address the vast proliferation of media delivery vehicles, both inside and outside of the home. As of the end of 2010, we have commercialized the PPM ratings service in 48 of the largest United States local markets.

Our proprietary PPM technology is capable of collecting data regarding panelists’ exposure to encoded media for cross-platform programming and advertising purposes including, among others, broadcast and satellite radio, broadcast, cable and satellite television, Internet, mobile, and retail in-store audio and video broadcasts. The PPM device automatically detects proprietary codes that are inaudible to the human ear, which broadcasters insert in the audio portion of their programming using technology and encoders we generally license to the broadcasters at no cost. We refer to the insertion of our proprietary codes into the audio portion of broadcasters’ programming as “encoding” the broadcast. These proprietary codes identify the encoded media to which a panelist is exposed throughout the day and when the panelist is exposed to it without the panelist having to engage in any recall-based manual recording activities. The PPM device automatically sends the collected codes to Arbitron for tabulation and use in creating our audience estimates.

We believe there are many advantages to our PPM technology. It is simple and easy for panelists to use. It requires no button pushing, recall, or other effort by the panelist to identify and record media to which they are exposed. The PPM technology can passively detect exposure to encoded media by identifying each source using our unique identification codes. We believe the PPM service can help support the media industry’s increased focus on providing accountability for the investments made by advertisers. It helps to shorten the time period between when programming runs and when audience estimates are reported, and can be utilized to provide cross-platform ratings from the same panelist. The PPM technology also produces high-quality compliance data, which we believe is an additional advantage that makes the PPM data more accountable to advertisers than various recall-based data collection methods, such as diaries. The PPM technology can produce more granular data than the recall-based data collection methods, such as diaries, including minute by minute exposure data, which we believe can be of particular value to media programmers. Because our PPM ratings service panels have larger weekly and monthly samples than our Diary service, the audience estimates exhibit more stable listening trends between survey reports. Also, our PPM technology can be leveraged to measure audiences of out-of-home media, print, new digital platforms, mobile, time-shifted broadcasts (such as media recorded for later consumption using a DVR or similar technology), and broadcasts in retail, sports, music, and other venues.

On June 21, 2010, we announced our new generation of audience ratings technology, the PPM 360tm device, which uses wireless cellular technology to transmit media exposure data without the need for panelists to dock the PPM device in a base station. We intend to gradually introduce this technology into our PPM panels.

The Audience Reaction service offered by Media Monitors, LLC (“Media Monitors”), an affiliate of Clear Channel Communications, Inc. (“Clear Channel”), allows Media Monitors to combine our PPM data with its airplay information to provide a service designed to help radio programmers who also license our data hear what audio was broadcast while observing changes in the audience estimates. Media Monitors uses minute-level data from our PPM ratings service for the Mscoretm index, which estimates how much a particular song aids in radio listenership retention. We receive a royalty from Media Monitors in connection with these services.

Radio Audience Ratings Services

Challenges

We face a number of challenges in our radio audience ratings services. Two such challenges are achieving and/or maintaining optimal response rates and sample proportionality. Response rates are one measure of our effectiveness in obtaining consent from persons to participate in our surveys and panels. Overall response rates for all survey research have generally declined over the past several decades, and Arbitron has been adversely impacted by this industry trend. Another measure often employed by users of our data to assess quality in our ratings is sample proportionality, which refers to how well the distribution of the sample for any individual survey compares to the distribution of the population in the local market. We strive to achieve representative samples. It has become increasingly difficult and more costly for us to obtain consent from persons to participate in our surveys and panels. We strive to achieve a level of both sample proportionality and response rate sufficient to maintain confidence in our ratings, the acceptance by the industry, and support accreditation by the Media Rating Council, Inc. (the “MRC”).

We have worked to address this decline through several initiatives, including various incentive programs. If response rates continue to decline or the costs of recruitment initiatives significantly increase, our radio audience ratings business could be adversely affected. We believe that additional expenditures will be required in the future to research and test new measures associated with improving response rates and sample proportionality.

In an effort to address these challenges, we established internal benchmarks that we strive to achieve for sample proportionality and have instituted a number of methodological enhancements. It is more expensive for us to recruit cell phone households and conduct in-person recruiting. Because we intend to continue to increase the number of cell phone households in our samples and conduct in-person recruiting, we expect that the expenditures required to support these methods will be material. We currently anticipate that the aggregate cost of cell phone household recruitment for the PPM and Diary services and targeted in-person recruitment for the PPM service will be approximately $14 million in 2011.

Portable People Meter Ratings Service

Collection of Listener Data Through PPM Methodology.  Through our PPM ratings service, we gather data regarding exposure to encoded audio material using our PPM devices. We randomly recruit a sample panel of households to participate in the service (all persons aged six and older in the household). We ask the household members to participate in the panel for a period of up to two years, carrying their devices throughout their day. Panelists earn points based on their compliance with the task of carrying the device. Longer carry time results in greater points, which are the basis for monthly cash incentives we pay to our panelists. Demographic subgroups that our experience indicates may be less likely to comply with the survey task of carrying the device, such as younger adults, are offered higher premiums based on their compliance with the survey task. We consider the amount of the cash incentive that we pay to the PPM panelists to be proprietary information.

The PPM device collects the codes and adds a date/time stamp to each listening occasion and the information is transmitted to Arbitron for processing, tabulation, and analysis in producing our listening estimates. We issue a ratings report in each measured market for 13 unique four-week ratings periods per year. We also issue interim weekly reports to station subscribers for programming information. Users access our ratings estimates through an Internet-based software system that we provide.

Commercialization.  In 2010, we completed our previously announced plan to commercialize progressively our PPM ratings service in 48 of the largest United States radio markets. We may choose to commercialize our PPM ratings service in additional markets in the future. We refer to each of the 48 United States radio markets in which we have commercialized our PPM service as a “PPM Market” and collectively, as the “PPM Markets.”

During 2007 and 2008 combined, we commercialized the PPM ratings service in 14 local markets. During 2009, we commercialized the PPM ratings service in 19 local markets. During 2010, we commercialized the PPM ratings service in 15 additional local markets.

Media Rating Council Accreditation

The MRC is a voluntary, nonprofit organization, comprised of broadcasters, advertisers, advertising agencies, and other users of media research that reviews and accredits audience ratings services. The MRC accreditation process is voluntary and there is no requirement, legal or otherwise, that rating services seek accreditation or submit to an MRC audit. MRC accreditation is not a prerequisite to commercialization of any of our audience ratings services.

Although accreditation is not required, we are pursuing MRC accreditation for several of our syndicated audience ratings services. We currently intend to continue to use commercially reasonable efforts in good faith to pursue MRC accreditation of our PPM ratings service in each PPM Market where we have commercialized or may commercialize the service in the future. We believe that we have complied with and intend to continue to comply with the MRC Voluntary Code of Conduct (“VCOC”) in each PPM Market prior to commercializing our PPM ratings service in that market. The VCOC requires, at a minimum, that we complete an MRC audit of the local market PPM service, share the results of that audit with the MRC PPM audit subcommittee, and disclose “pre-currency” impact data prior to commercializing the PPM ratings service in that local market. In accordance with the VCOC, we did complete an MRC audit and disclose pre-currency data for each PPM Market prior to commercialization of the service in that market. For more information regarding MRC accreditation, see “Item 1. Business — Governmental Regulation.”

As of the date we filed this Annual Report on Form 10-K with the SEC, the quarter-hour-based radio ratings data produced by the PPM ratings service in three local markets, Houston-Galveston, Riverside-San Bernardino, and Minneapolis-St. Paul, are accredited by the MRC. We have applied for accreditation in each local market where we have commercialized the PPM ratings service. As we have disclosed, the MRC has previously denied accreditation in certain of the markets and we continue to seek accreditation in all unaccredited PPM Markets.

2010 PPM Ratings Service Quality Improvement Initiatives.  In operating our PPM ratings service, we experienced and expect to continue to experience challenges similar to those we face in our Diary-based service, including several of the challenges related to sample proportionality and response rates described above in “— Challenges.” We expect to continue to implement additional measures to address these challenges.

Since launching our PPM ratings service, we have implemented a number of initiatives and announced additional forthcoming initiatives. We believe these steps reflect our commitment to ongoing improvement and our responsiveness to feedback from several governmental and customer entities. We believe these commitments and enhancements, which we refer to, collectively, as our continuous improvement initiatives, are consistent with our ongoing efforts to obtain and maintain MRC accreditation and to continuously improve our radio ratings services. We expect that our continuous improvement initiatives will likely require expenditures that may be material in the aggregate.

In addition to our previously announced continuous improvement initiatives, we announced several new initiatives during 2010. In connection with a February 2010 proposal to the United States House of Representatives Committee on Oversight and Government Reform, we proposed a number of initiatives, which are designed to enhance our PPM methodology and to help our efforts to achieve MRC accreditation of the data produced by our PPM ratings service in each PPM Market. One of the proposals was to introduce a multimodal recruitment approach that is intended to increase the participation rate of key segments of our sample that are more likely to be comprised of youth and minorities.

On April 22, 2010, we announced that we would add targeted in-person recruitment to our multi-faceted PPM panelist recruitment approach that had previously included mailings and phone calls. In-person recruitment can benefit all broadcasters as it targets population segments that are more likely to be reachable only by cell phone — including youths and minorities. We also announced that we will use address-based sampling to further improve geographic proportionality. We began targeted in-person recruiting in July 2010 in portions of the New York, Dallas, and Miami high density Black and Hispanic areas as defined by us. By the end of 2010, we had deployed in-person recruiting in the high density Black and Hispanic areas in approximately half of all PPM Markets. We plan to implement address-based sampling and expand targeted in-person recruiting across all geographies of all PPM Markets by the end of 2011.

We have also undertaken several initiatives focused on minority broadcasters, including: (i) increasing minority broadcaster representation on our Radio Advisory Council; and (ii) increasing our collaborative activities with radio broadcasters in an effort to expand minority radio advocacy with advertisers.

Throughout 2010, we invested in other PPM ratings service quality enhancements. We implemented an eight percent sample size increase in PPM Markets and plan to implement an additional two percent sample size increase by mid-year 2011. The representation of persons residing in cell phone households were increased to approximately 25% on average across all PPM Markets, other than Houston-Galveston. In 2010, we introduced the reporting of country of origin information for Hispanic panelists in the PPM ratings service, and we tested, and in some cases implemented, new techniques and contact methods to improve panel compliance.

We continue to operate in a highly challenging business environment. Our future performance will be impacted by our ability to address a variety of challenges and opportunities in the markets and industries we serve, including our ability to continue to maintain and improve the quality of our PPM ratings service, and manage increased costs for data collection, arising, among other ways, from increased cell phone household recruiting and targeted in-person recruiting. We maintain an ongoing commitment to continuous improvement and obtaining and/or maintaining MRC accreditation in all of our PPM Markets, and strive to develop and implement effective and efficient technological solutions to measure cross-platform media and advertising.

Diary Service

Collection of Listener Data Through Diary Methodology.  We use listener diaries to gather radio listening data from a random sample group of persons aged 12 and over in households in the 242 United States local markets in which we currently provide Diary-based radio ratings. Participants in Arbitron surveys are currently selected at random, and we contact them by telephone to solicit their agreement to participate in the survey. When participants in our Diary survey (whom we refer to as “diarykeepers”) agree to take part in a survey, we mail them a small, pocket-sized diary and ask them to record their listening in the diary over the course of a seven-day period. We ask diarykeepers to report in their diary the station(s) to which they listened, when they listened and where they listened, such as home, car, work, or other place. Although survey periods are 12 weeks long, no participant keeps a diary for more than seven days. Each diarykeeper receives a diary, instructions for filling it out and a small cash incentive. The incentive varies according to markets and demographic group and may include certain incentives designed to encourage response from demographic groups less likely to return diaries. In addition to the cash incentives included with the diaries, further cash incentives are used at other points in the survey process along with other communications such as follow-up letters and phone calls to maximize response rates. Diarykeepers mail the diaries to our operations center, where we conduct a series of quality control checks, enter the information into our database, and use it to produce periodic audience listening estimates. In 2010, we received and processed more than 850,000 diaries to produce our audience listening estimates. We measure each of our local markets at least twice each year, and larger markets four times per year.

2010 Diary Service Quality Improvement Initiatives.  Throughout 2010, we invested in Diary service quality enhancements. As part of our continuous improvement program, we intend to continue to invest in Diary service quality enhancements going forward. Set forth below is a description of several of the significant Diary service quality initiatives we implemented in 2010, including cell phone sampling. As the needs of our customers and the service continue to evolve, we may choose to focus on different areas for improvement during 2011 and beyond.

In recent years, our ability to deliver sample proportionality that approximates the demographic composition of younger populations has declined, caused in part by the trend among some households to disconnect their landline telephones, effectively removing these households from the sample frame we had used to solicit participation in our surveys. To address this issue, we first introduced cell phone sampling in Spring 2009 in approximately half of our Diary metropolitan areas and then added cell phone sampling in all Arbitron radio metropolitan areas in the 50 United States in Fall 2009. The cell phone sample target represented approximately 10% of the total sample target across the aggregate of Diary market from Spring 2009 to Winter 2010. Starting with the Spring 2010 survey, we expanded our cell phone household sampling to include households that rarely or never answer their landlines. As a result of this expanded definition, we expect that the cell phone sample target

(representing an average of 17% of the sample target from Spring 2010 through Fall 2010) will be comprised of approximately 15% from cell-phone-only households and an additional two percent from homes that rarely or never answer their landlines.

Other Syndicated Services

RADAR.  Our RADAR service provides an estimate of national radio audiences and the audience size of network radio programs and commercials. We provide the audience estimates for a wide variety of demographics and dayparts for total radio listening and for more than 50 separate radio networks.

We provide network audience estimates by merging the radio listening of selected survey respondents and panelists with the reported times that network programs and commercials are aired on each affiliated station. We utilize the data produced by our Diary and PPM ratings services in producing these network audience estimates. We deliver the RADAR estimates through our RADAR Software Suite software application, which includes a number of tools for sophisticated analysis of network audiences. We provide this service to radio networks, advertising agencies and network radio advertisers on a quarterly basis.

For information regarding MRC accreditation of our RADAR service, see “Item 1. Business — Media Rating Council Accreditation” below.

Nationwide.  Nationwide is our national radio audience service that provides information on the size and demographic composition of radio audiences for commercial and public radio networks. Nationwide estimates are based on a sample size of more than 400,000 Arbitron respondents and panelists for each report, covering seven days of radio listening, and are conducted over a 12-week period.

Nationwide gives clients the ability to monitor trends in national radio network. It also gives customers a resource that helps to determine how various affiliates perform in different local markets.

For information regarding MRC accreditation of our Nationwide service, see “Item 1. Business — Media Rating Council Accreditation” below.

Data and Software Services

We provide our listening estimates in a number of different reports that we publish and license to our customers. The cornerstone of our radio audience ratings services is the Radio Market Report, which is available in all local markets for which we currently provide radio ratings. The estimates contained in our Diary-based Radio Market Report service are accredited by and subject to the review of the MRC. The PPM-based Radio Market Report is currently accredited in three markets and the service is subject to review by the MRC. The Radio Market Report provides audience estimates for those stations in a market that meet our minimum reporting standards. The estimates cover a wide variety of demographics and dayparts, which are the time periods for which we report audience estimates. Each Radio Market Report contains estimates to help radio stations, advertising agencies and advertisers understand who is listening to the radio, which stations they are listening to, and where and when they are listening. Our proprietary data regarding radio audience size and demographics are generally provided to customers through multiyear license agreements.

Software Applications.  In addition to our data, we license software applications that provide our customers access to the audience estimates in our databases. These applications include Maximi$er®, TAPSCANtm and PD Advantage®, which are services for radio stations, and Media Professionalsm and SmartPlus®, which are services for advertising agencies and advertisers. The PPM Analysis Tool is used by both radio stations and advertising agencies. Broadcasters use these software applications to more effectively analyze and understand ratings information for sales, management and programming purposes. Advertisers and agencies use these software applications to help them plan and buy radio advertising. Some of our software applications also allow our customers to access data owned by third parties, provided the customers have a separate license to use such third-party data.

The Maximi$er service includes a Windows-based application to access a market’s Arbitron radio Diary database on a client’s personal computer. Radio stations use the Maximi$er service to produce information about their stations and programming not otherwise available in Arbitron’s published Radio Market Reports.

The TAPSCAN software is one of the advertising industry’s leading radio analysis applications. It can help create illustrative tables, charts and graphs that make complex information more useful to potential advertisers. The software uses respondent-level data, and it includes cost-efficiency analyses, hour-by-hour estimates and trending, and automatic scheduling and goal tracking. The TAPSCAN Web service also allows radio stations, advertisers and advertising agencies to access our National Regional Database to analyze ratings information for customer-defined groupings of stations across multiple markets and custom groupings of counties. Our TAPSCAN Sales Management service provides software systems that help radio stations manage their advertising sales process and automate the daily tasks in a sales department. The TAPSCAN Sales Management applications combine a customer relationship management system with scheduling and research applications and inventory/pricing management tools. Another TAPSCAN service, QUALITAP, is also made available to television and cable outlets in the United States under a licensing arrangement with Marketron International, Inc.

The PPM Analysis Tool enables subscribers of PPM respondent level data to analyze PPM data at the most discrete level of granularity available to customers. Researchers and programming consultants use this tool to gain valuable insights through a variety of reports that present detailed analysis of PPM panelist behavior.

Our PD Advantage service offers radio station program directors the ability to create a variety of reports that help analyze the market, the audience, and their competition.

Our SmartPlus and MediaProfessional services provide media buying software systems to local and regional advertising agencies for broadcast and print media. The Media Professional and SmartPlus services are designed to help advertising agencies and advertisers plan and buy radio advertising time quickly and easily. These services integrate radio planning and buying into one comprehensive research and media-buying tool. They allow advertising agencies and advertisers to uncover key areas critical to the buying process, including determining the most effective media target, understanding market trends and identifying potential new business. In addition to the licensing above, we offer third-party software providers and customers licenses to use proprietary software that will enable enhanced access to our respondent-level data.

Local Market Consumer Information Services

In our radio ratings service, we provide primarily quantitative data, such as how many people are listening. We also provide qualitative data, such as consumer and media usage information to radio stations, cable companies, television stations, out-of-home media, magazine and newspaper publishers, advertising agencies and advertisers. The qualitative data on listeners, viewers and readers provide more detailed socioeconomic information and information on what survey participants buy, where they shop and what forms of media they use. We provide these measures of consumer demographics, retail behavior, and media usage in local markets throughout the United States.

We provide qualitative services tailored to fit a customer’s specific market size and marketing requirements, such as:

•	the Scarborough Report, which is offered in larger markets, and the Scarborough Mid-Tier Local Market Consumer Study, which is offered in medium markets;

•	the RetailDirect Service, which is offered in medium markets;

•	the Qualitative Diary Service/LocalMotion Service, which is offered in smaller markets; and

•	Non-Syndicated Research Services.

Each service profiles a market, the consumers and the media choices in terms of key characteristics. These services cover major retail and media usage categories. We also provide training and support services that help our customers understand and use the local market consumer information that we provide.

Scarborough Report.  The MRC-accredited Scarborough service is provided through a joint venture between Arbitron and a subsidiary of The Nielsen Company (“Nielsen”) and is governed by a partnership agreement, which was automatically renewed until December 2012. Although our equity interest in the Scarborough Research joint venture is 49.5 percent, partnership voting rights and earnings are divided equally between Arbitron and Nielsen. The Scarborough service provides detailed information about media usage, retail and shopping habits, demographics and lifestyles in 77 large United States local markets, utilizing a sample of consumers in the relevant markets.

Scarborough data feature more than 2,000 media, retail and lifestyle characteristics, which can help radio stations, television stations, cable companies, advertising agencies and advertisers, newspaper and magazine publishers and out-of-home media companies develop an in-depth profile of their consumers. Examples of Scarborough categories include retail shopping (e.g., major stores shopped or purchases during the past 30 days), auto purchases (e.g., plan to buy new auto or truck), leisure activities (e.g., attended sporting events) and personal activities (e.g., golfing). Media information includes broadcast and cable television viewing, radio listenership, newspaper readership and integrated online audiences. This information is provided twice each year to newspapers, radio and television broadcasters, cable companies, out-of-home media, advertising agencies and advertisers in the form of the Scarborough Report. Scarborough also provides a Mid-Tier Local Market Consumer Study regarding media usage, retail and shopping habits, demographics, and lifestyles of adult consumers in over 40 United States local markets.

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

RetailDirect Service.  Our RetailDirect service is a locally oriented, purchase data and media usage research service provided in 18 midsized United States local markets. This service, which utilizes diaries and telephone surveys, provides a profile of the audience in terms of local media, retail and consumer preferences so that local radio and television broadcasters, out-of-home media and cable companies have information to help them develop targeted sales and programming strategies. Retail categories include automotive, audio-video, furniture and appliances, soft drinks and beer, fast food, department stores, grocery stores, banks and hospitals. Media usage categories include local radio, broadcast television, cable networks, out-of-home media, newspapers, yellow pages and advertising circulars.

Qualitative Diary Service/LocalMotion Service.  Our Qualitative Diary Service collects consumer and media usage information from Arbitron radio diarykeepers in 167 smaller United States local markets. The same persons who report their radio listenership in the market also answer 27 demographic, product and service questions. We collect consumer behavior information for key local market retail categories, such as automotive sales, grocery, fast food, furniture and bedding stores, beer, soft drinks and banking. The Qualitative Diary Service also collects information about other media, such as television news viewership, cable television viewership, out-of-home media exposure and newspaper readership. This qualitative service provided for cable television companies is known as LocalMotion.

Non-Syndicated Research Services.  In addition to the cross-platform services described below under “— Cross-Platform,” our non-syndicated research services serve companies that are seeking to demonstrate the value of their advertising propositions. For example, we have provided non-syndicated research services for subscribers including sports play-by-play broadcasters, digital out-of-home and place-based media companies, and radio station properties. Through our non-syndicated research services, we are also exploring additional applications of PPM data, including nonratings programming, marketing and out-of-home services for broadcast television and cable television. We are also exploring providing services for mobile media and companies that sell advertising on in-store (retail) media and sports arenas.

Cross-Platform

In the fourth quarter of 2009, we launched our cross-platform initiative to explore opportunities to deploy our PPM technology for application to other types of media and/or cross-platform media. The focus of this initiative is to bridge the ratings gap among television, radio, Internet, mobile, place-based, and other media. The cross-platform services are designed to improve visibility into away-from-home television audiences for media companies and advertisers. By leveraging the mobility and utility of our PPM technologies, we believe the cross-platform services can complement existing data services, offer media greater insight into what constitutes their total audience, and help advertisers plan how to reach that audience. Any services offered by the cross-platform initiative are not part of a regular syndicated rating service accredited by the MRC, and we have not requested accreditation. Arbitron does provide one or more syndicated services that are accredited by the MRC.

Among other projects, we provided cross-platform audience ratings services to NBC Sports, a division of NBC Universal, Inc., together with online marketing research and analytics companies comScore, Inc. and Omniture, for the Vancouver 2010 Olympic Winter Games. We are currently collaborating with Turner Broadcasting Systems, Inc. for measuring out-of-home, in-home, and combined viewing of certain programming. In February 2011, the Center for Innovative Media Measurement announced that it will work with us on a pilot test to measure participants of the test and their behavior with content and advertising across television, Internet, and mobile. We will recruit participants from our current PPM panel.

International Operations

Portable People Meter Technology.  We have entered into arrangements with media information services companies pursuant to which those companies use our PPM technology in their audience ratings services in specific countries outside of the United States. We currently have arrangements with Kantar Media, which is owned by WPP Group plc, a global communications services group. Generally, under these arrangements we sell PPM hardware and equipment to the company for use in its media measurement services and collect a royalty once the service is deemed commercial. Our PPM technology is currently being used for media ratings in seven countries — Canada, Denmark, Iceland, Kazakhstan, Norway, Belgium, and Singapore. Four of the countries, Canada, Denmark, Iceland, and Belgium, use PPM technology for measuring both television and radio.

India.  We currently operate a wholly-owned subsidiary organized under the laws of India, which entity’s current functions include software and technology development in India. During 2010, we increased staffing to perform these and additional duties, including in-house software development.

Customers, Sales and Marketing

Our customers are primarily radio, cable and television broadcasters, advertising agencies, advertisers, buying services, retailers, out-of-home media, online media and print media. One customer, Clear Channel, represented approximately 20 percent of our revenue in 2010. We believe that we are well positioned to provide new services and other offerings to meet the emerging needs of broadcasting groups.

We market our services in the United States through 113 sales account managers, customer trainers and client services representatives, as of December 31, 2010.

We have entered into a number of agreements with third parties to assist in marketing and selling our services in the United States. For example, Marketron International, Inc., distributes, on an exclusive basis, our QUALITAP software to television and cable outlets in the United States and Media Monitors uses minute-level data from our PPM ratings service for the Mscoretm index.

We support our sales and marketing efforts through the following:

•	conducting direct-marketing programs directed toward radio stations, cable companies, advertising agencies, television stations, out-of-home companies, broadcast groups and corporate advertisers;

•	promoting Arbitron and the industries we serve through a public relations program aimed at the trade press of the broadcasting, out-of-home media, Internet, advertising and marketing industries, as well as select local and national consumer and business press;

•	gathering and publishing studies, which we make available for no charge on our Web site, on national summaries of radio listening, emerging trends in the radio industry, Internet streaming, out-of-home and other media industries, as well as the media habits of radio listeners and television, cable and Internet viewers;

•	participating in key industry and government forums, trade association meetings, and interest groups, such as the Advertising Research Foundation, the American Association of Advertising Agencies, the National Association of Broadcasters, the Association of National Advertisers, the Radio Advertising Bureau, the European Society for Opinion and Marketing Research, the Coalition for Innovative Media Measurement, the Television Bureau of Advertising, the Cabletelevision Advertising Bureau, Alliance for Women in Media, Women in Cable Telecommunications, the Cable & Telecommunications Association for Marketing, the National Association of Black Owned Broadcasters, Minority Media and Telecommunications Council, Media Rating Council, Committee on Local Radio Audience Measurement, Committee on Local Television Audience Measurement, national Radio Research Committee and the Outdoor Advertising Association of America, as well as numerous state and local advertising and broadcaster associations;

•	participating in activities and strengthening relationships with national and local chapters of grassroots organizations, such as the National Council of La Raza, the National Urban League, the National Association for the Advancement of Colored People, and the Rainbow/PUSH Coalition; and

•	maintaining a presence at major industry conventions, such as those sponsored by the National Association of Broadcasters, the Radio Advertising Bureau, the American Association of Advertising Agencies, the Advertising Research Foundation, the Association of National Advertisers, the Cable Advertising Bureau and the Outdoor Advertising Association of America.

Competition

We believe that the principal competitive factors in our markets are the credibility, reliability, utility, and wide acceptance by buyers and sellers of media advertisers of our audience research, the ability to provide quality analytical services for use with the audience information, and the end-user experience with services and price.

We are the leader in the radio audience ratings business in the United States. During 2010, we competed in the radio audience ratings business in some small United States markets with Eastlan Resources, a privately held research company as well as Nielsen, which provided audience ratings and radio ratings services in 51 small and mid-sized United States local markets in which Cumulus Media Inc. (“Cumulus”) broadcasts (the “Cumulus Markets”). In December 2010, Nielsen announced that it would no longer offer audience ratings radio ratings services in the United States. On December 8, 2010, we announced that Clear Channel signed a new six-year agreement for our PPM and Diary ratings services with a term beginning on January 1, 2011. Cumulus does not currently have an agreement with us to receive Diary-based audience estimates.

We are aware of at least four companies, Civolution, GfK AG, Ipsos SA, and Nielsen, which are developing technologies that could compete with our PPM ratings service.

Additionally, we compete with a large number of other providers of applications software, qualitative data, and proprietary qualitative studies used by broadcasters, cable companies, advertising agencies, advertisers, and out-of-home media companies. These competitors include Donovan Data Systems, Interactive Media Systems, Marketron Inc., STRATA Marketing Inc., and Telmar Information Services Corp., in the area of applications software, and The Media Audit (a division of International Demographics, Inc.), Mediamark Research Inc. (a subsidiary of GfK AG) and Simmons Market Research Bureau (a subsidiary of Experian Marketing Solutions) in the area of qualitative data.

In our cross-platform services, we currently compete with several companies offering media measurement, return on investment and/or advertising targeting solutions, including among others, Nielsen, Rentrak Corporation, Canoe Ventures, TiVo, Kantar Media and TRA Global, Inc. (“TRA”).

Intellectual Property

Our intellectual property is, in the aggregate, of material importance to our business. We rely upon a combination of patents, copyrights, trademarks, service marks, trade secret laws, license agreements, confidentiality procedures and other contractual restrictions to establish and protect proprietary rights in our methods and services. As of December 31, 2010, 38 United States patents were issued and active and 51 United States patent applications were pending on our behalf. Internationally, 182 foreign patents were issued and active and 171 foreign patent applications were pending on our behalf. Our patents relate to our data collection, processing systems, software and hardware applications, the PPM technology and its methods, and other intellectual property assets. Some patents relating to the PPM technology and its methods expire at various times beginning in 2012. These include patents relating to previous generations and some elements of our current PPM technology and its methods.

Our audience listening estimates are original works of authorship protectable under United States federal and state copyright laws. We publish the Radio Market Report monthly, quarterly or semiannually, depending on the Arbitron market surveyed, while we publish the Radio County Coverage Report annually. We seek copyright registration for each Radio Market Report and for each Radio County Coverage Report published in the United States. We may also seek copyright protection for our proprietary software and for databases comprising the Radio Market Report and other services containing our audience estimates and respondent-level data. We generally provide our proprietary data regarding audience size and demographics to customers through multiyear license agreements.

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

Research and Development

Our research and development activities have related primarily to the development of new services, customer software, PPM equipment and maintenance and enhancement of our legacy operations and reporting systems. We expect that we will continue research and development activities on an ongoing basis, particularly in light of the rapid technological changes affecting our business. We expect that the majority of the effort will be dedicated to improving the overall quality and efficiency of our data collection and processing systems, developing new software applications that will assist our customers in realizing the full potential of our audience ratings services, developing our PPM technology and developing a single-source service that will be able to measure audience and other information from a number of different forms of media and media delivery methods. Research and development expenses during fiscal years 2010, 2009, and 2008 totaled $39.1 million, $42.0 million, and $41.4 million, respectively.

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

Our media research activities are subject to an agreement with the United States Federal Trade Commission in accordance with a Decision and Order issued in 1962 to CEIR, Inc., a predecessor company. This order originally arose in connection with a television ratings business, and we believe that today it applies to our media ratings services. The order requires full disclosure of the methodologies we use and prohibits us from making representations in selling or offering to sell an audience ratings service without proper qualifications and limitations regarding probability sample, sampling error and accuracy or reliability of data. It prohibits us from making statements that any steps or precautions are taken to ensure the proper maintenance of diaries unless such steps or precautions are in fact taken. It also prohibits us from making overly broad statements regarding the media behavior a survey reflects. The order further prohibits us from representing the data as anything other than estimates and from making a statement that the data are accurate to any precise mathematical value. The order requires that we make affirmative representations in our reports regarding nonresponse by survey participants and the effect of this nonresponse on the data, the hearsay nature of a survey participant’s response, the fact that projections have been made, and the limitations and deficiencies of the techniques or procedures used. We believe that we have conducted and continue to conduct our radio audience ratings services in compliance with the order.

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

On September 2, 2008, the PPM Coalition, a group of broadcasters and trade associations representing some broadcasters and advertising agencies filed an “Emergency Petition for Section 403 Inquiry” with the FCC urging the FCC to open an inquiry, under Section 403 of the Communications Act of 1934, as amended (the “Communications Act”), into our PPM ratings service. The group alleged that the PPM methodology undercounts minority radio listeners and that the commercialization of the PPM ratings service will harm minority broadcasters. We denied such allegations. In May 2009, the FCC issued a Notice of Inquiry (“NOI”) regarding the impact of Arbitron audience ratings on radio broadcasters. The NOI sought comment related to concerns regarding the PPM technology and methodology, the rollout of PPM ratings service in various U.S. markets, the effect of the PPM ratings service on minority broadcasters, and the FCC’s use of Arbitron’s data in its decision-making process.

During 2009, we participated in several hearings held by the United States House of Representatives Committee on Oversight and Government Reform and Committee on the Judiciary regarding allegations that the PPM methodology undercounts minority radio listeners and that the commercialization of the PPM ratings service will harm minority broadcasters. While we believe that our current PPM methodology is valid and reliable, on February 12, 2010, we submitted a proposal to the House Committee on Oversight and Government Reform that is comprised of several elements, which are designed to enhance our PPM methodology and to help our efforts to achieve MRC accreditation of the data produced by our PPM ratings service in each PPM Market. For more information regarding this proposal see “— Radio Audience Ratings Services — Portable People Meter Ratings Service — 2010 PPM Ratings Service Quality Improvement Initiatives.” On April 22, 2010, we announced a settlement of our outstanding disputes with the PPM Coalition and its members regarding our PPM recruitment methodology. Subsequent to that settlement, the PPM Coalition petitioned the FCC to withdraw the NOI.

Media Rating Council Accreditation

Our Diary-based Radio Market Report service is accredited by and subject to the review of the MRC. The MRC has accredited our Diary-based Radio Market Report service since 1968. On December 6, 2010, we announced that the MRC withdrew its accreditation for our RADAR and Nationwide services. For more information regarding MRC accreditation status, see “— Radio Audience Ratings Services — Portable People Meter Ratings Service — Commercialization — Media Rating Council Accreditation.”

Additional Arbitron services that are currently accredited by the MRC are Scarborough, Maximi$er and Media Professional software, the Custom Survey Area Report (“CSAR”) and the Radio County Coverage services. To merit continued accreditation of our services, we must: (1) adhere to the MRC’s minimum standards for Media Rating Research; (2) supply full information to the MRC regarding details of our operations; (3) conduct our media ratings services substantially in accordance with representations to our subscribers and the MRC; (4) submit to, and pay the cost of, thorough annual audits of our accredited services by certified public accounting firms engaged by the MRC; and (5) commit to continuous improvement of our media ratings services.

Employees

As of December 31, 2010, we employed approximately 951 people on a full-time basis and approximately 330 people on a part-time basis in the United States and 162 people on a full-time basis internationally. None of our employees is covered by a collective bargaining agreement. We believe our employee relations are good.

Seasonality

Revenue

We recognize revenue for services over the terms of license agreements as services are delivered; expenses are recognized as incurred. We currently gather radio-listening data in 290 U.S. local markets, including 242 Diary markets and 48 PPM Markets.

All 242 Diary markets are measured at least twice per year (April-May-June for the “Spring Survey” and October-November-December for the “Fall Survey”). In addition, we measure all 48 larger Diary markets an additional two times per year (January-February-March for the “Winter Survey” and July-August-September for the “Summer Survey”).

Our revenue is generally higher in the first and third quarters as a result of the delivery of the Fall Survey and Spring Survey to all Diary markets compared to revenue in the second and fourth quarters, when delivery of the Winter Survey and Summer Survey, respectively, is made only to 48 larger Diary markets.

In PPM markets, we deliver ratings 13 times a year, with four PPM ratings reports delivered in the fourth quarter. As a result, we expect to recognize more revenue in PPM Markets in the fourth quarter than in each of the first three quarters of the year.

As we commercialized the PPM service, the amount of deferred revenue recorded on our balance sheet decreased due to the more frequent delivery of our PPM service, which is delivered 13 times a year versus the quarterly and semi-annual delivery for our Diary service.

During the transition period from the Diary service to PPM service in each PPM Market, there were fluctuations in the depth of the seasonality pattern because during the initial quarter in which the PPM ratings service is commercialized in a market, we recognize revenue based on the delivery of both the final quarterly Diary ratings and the initial monthly PPM ratings for that market.

Costs and expenses

The transition from the Diary service to the PPM service in the PPM Markets also had an impact on the seasonality of costs and expenses. PPM costs and expenses generally increased six to nine months in advance of the commercialization of each market as we built the panels. These preliminary costs were incremental to the costs associated with our Diary-based ratings service and we recognized these increased costs as incurred rather than upon the delivery of a particular survey.

Now that all our planned PPM Markets are commercialized, and because we conduct our PPM services continuous throughout the year, we do not expect significant seasonality in PPM costs and expenses. In our Diary service, our expenses are generally higher in the second and fourth quarters as we conduct the Spring Survey and Fall Survey for all 242 of our Diary Markets.

Scarborough Research

Scarborough typically experiences losses during the first and third quarters of each year because revenue is recognized predominantly in the second and fourth quarters when the substantial majority of services are delivered. Scarborough royalty costs, which are recognized in cost of revenue, are also higher during the second and fourth quarters.

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

Our quantitative radio audience ratings service and related software sales represented 88 percent of our total revenue for 2010. We expect that such sales related to our radio audience ratings service will continue to represent a substantial portion of our revenue for the foreseeable future. Any factors adversely affecting the pricing of, demand for, or market acceptance of our quantitative radio audience ratings service and related software, such as competition, technological change, legislation or regulation, alternative means of valuing advertising transactions, economic challenges, or further ownership shifts in the radio industry, could adversely impact our business, financial position and operating results.

We may be unsuccessful in obtaining and/or maintaining MRC accreditation for our ratings services, and we may be required to expend significant resources in order to obtain and/or maintain MRC accreditation for our ratings services, any of which could adversely impact our business.

As of the date we filed this Annual Report on Form 10-K with the SEC, the quarter-hour-based radio ratings data produced by the PPM ratings service in three local markets, Houston-Galveston, Riverside-San Bernardino, and Minneapolis-St. Paul, are accredited by the MRC. The MRC has accredited our Diary-based ratings service. On December 6, 2010, we announced that the MRC withdrew its accreditation of our RADAR and Nationwide services.

If the efforts required to obtain and/or maintain MRC accreditation of our services are substantially greater than our current expectations, or if we are required to make significant changes with respect to methodology and panel composition and management in order to establish that the service meets the MRC accreditation standards in any current or future market, or for any other reason, we may be required to make additional expenditures, the amount of which could be material.

These or any future denials or revocations of accreditation could cause users of our audience estimates to experience reduced confidence in our ratings or otherwise negatively impact demand for our services, any of which could adversely impact our financial performance.

We recently launched a cross-platform initiative, which is a developing area where we have limited experience. If we are not successful in developing the cross-platform initiative, it could have a material adverse impact on our business.

We recently launched a cross-platform media initiative, which leverages the PPM technology and domestic and international partnerships. We do not have significant experience in designing, operating, maintaining or integrating cross-platform services among television, radio, Internet, mobile, place-based, and other media. We are uncertain of the demand for these services, whether these services will be accepted into the marketplace, and the price at which customers would be willing to subscribe. This initiative may fail, or incur significant losses. Our entry into cross-platform may bring risks of which we are currently unaware and could have a material adverse impact on our business.

Technological change may render our services obsolete and it may be difficult for us to develop new services or enhance existing ones.

We expect that the market for our services will be characterized by changing technology, evolving industry standards, frequent new service announcements and enhancements and changing customer demands. The introduction of new services incorporating new technologies and the emergence of new industry standards could render existing services obsolete and/or challenge current accepted levels of precision of data ratings. Additionally, advertising-supported media may be challenged by new technologies that could have an effect on the advertising industry, our customers, and our services. Our continued success will depend on our ability to adapt to changing technologies and to improve the performance, features, and reliability of our services in response to changing customer and industry demands. We may experience difficulties that could delay or prevent the successful design, development, testing, introduction, or marketing of our services. Our new services, such as our cross-platform media ratings service, or enhancements to our existing services, may not adequately meet the requirements of our current and prospective customers or achieve any degree of significant market acceptance. Failure to successfully adapt to changing technologies and customer demands, either through the development and marketing of new services, or through enhancements to our existing services, our business, financial position, and results of operations could be adversely affected.

We have limited experience designing, recruiting and maintaining PPM panels. If we are unable to operate and maintain PPM panels that appropriately balance research quality, panel size and operational cost, our financial results will suffer.

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

Through the end of 2010, we have commercialized the PPM ratings service in 48 PPM Markets. The increasing number of panels and panelists may prove to be more complex and resource intensive for us to manage than we currently anticipate.

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

We expect to continue to invest in the improvement of our ratings service. The costs associated with such investment will adversely impact our operating results.

During 2010, we announced significant enhancements to our Diary and PPM ratings service and substantial acceleration of our existing initiatives. Significant enhancements, including targeted in-person recruiting, and acceleration of our cell phone sampling initiatives will require a substantial investment by the Company. Our contracts do not allow us to pass the costs of these investments along to our customers. Accordingly, our margins will be adversely impacted by increased costs to provide our services, without an offsetting increase in revenues. If we are not able to recoup the costs of our investments in our Diary and PPM ratings service, our financial results will be negatively impacted.

In 2010, we committed to implement certain methodological enhancements. If we are unable to implement the enhancements as designed and for the anticipated cost or if the enhancements do not have the results we anticipate, our business could be adversely impacted.

During 2010, we committed to methodological enhancements designed to enhance our recruitment, including targeted in-person recruiting and the implementation of a pure address-based sample frame. We have begun implementing these enhancements. If we are unable to implement the enhancements as we have designed them and for the cost we anticipate, our business could be adversely impacted. Additionally, if the methodological enhancements do not provide the results we anticipate, we may have to spend more money to produce the desired results by using a different method, which could adversely impact our business.

If our PPM ratings service does not achieve the financial success that we anticipate, our financial results will suffer.

Our financial results during 2011 and beyond will depend in substantial part on our success in operating the PPM ratings service and our ability to generate expected revenue from it. Factors that may affect the financial success of our PPM ratings service, and as a result, our future revenue and operating results include the following, some of which are beyond our control:

•	obtaining and/or maintaining MRC accreditation;

•	our ability to design, recruit, and maintain the PPM panels;

•	the acceptance of the PPM ratings service by broadcasters, advertisers and other users of our estimates;

•	technical difficulties or service interruptions that impair our ability to deliver the PPM ratings service on schedule;

•	the impact of general economic conditions on our customers’ ability to pay increased license fees;

•	increased government oversight, legislation or regulation; and

•	our ability to obtain, in a timely manner, sufficient quantities of quality: (1) equipment, (2) cell phone and targeted in-person recruiting sample and (3) software products from third-party suppliers necessary to support our services.

Data collection costs are increasing faster than has been our historical experience and if we are unable to become more efficient in our data collection and our management of associated costs, our operating margins and results of operations could suffer.

Our success will depend on our ability to reach and recruit participants and to achieve response rates sufficient to maintain our audience ratings services. As consumers adopt modes of telecommunication other than telephone landlines, such as cell phones and cable or Internet calling, it is becoming increasingly difficult for us to reach and recruit participants. Recent government estimates have indicated that the percentage of cell-phone-only households has been increasing nationally. We seek to include in our samples a statistically representative number of persons that reside in cell-phone-only households. We recruit cell-phone-only households based on the government estimates, and thus, our ability to recruit is based on available data, which may not be up-to-date and is only provided in regional estimates, not market-by-market. It has been our experience that recruiting cell phone households is significantly more expensive than recruiting landline households. We have announced initiatives to increase the percentage of our cell phone households in our Diary and PPM samples, which could adversely impact our operating margins and results of operations.

We currently acquire our cell phone sample from a single vendor and if our sample volume increases or we are unable to utilize this vendor, it could be more expensive for us to acquire the necessary sample and may delay the full implementation of our continuous improvement initiatives for cell phone sampling, which may harm our business.

We use an address-based sampling methodology to recruit cell phone households. We currently acquire the sample from a single vendor. As our address-based sample volume increases, it may be more difficult for our vendor and more expensive for us to acquire the necessary sample. If this vendor is unable to satisfy all of our requirements, we would have to bring some or all of the operations in-house or hire and train one or more additional vendors, which could increase expenses and delay the full implementation of continuous improvement initiatives focused on cell phone sampling, which could harm our business.

We are subject to governmental oversight or influence, which may harm our business.

Federal, state, and local governmental entities, including state attorneys general, have asserted that our operations are subject to oversight or influence by them. Our ratings services in 48 large markets have undergone a change from manual, recall-based Diary methodology to electronic, PPM-based methodology. This change has been subject to public attention, in particular, our PPM ratings service has been subject to increasing scrutiny by governmental entities. We expect continued governmental oversight relating to this business.

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

Criticism of our audience ratings service by various governmental entities, industry groups, and market segments could adversely impact our business.

Due to the high-profile nature of our services in the media and marketing information services industry, we could become the target of additional government regulation, legislation, litigation, activism, or negative public relations efforts by various industry groups and market segments. We believe that any of the foregoing, criticism of our methodology, or negative perception of the quality of our research could negatively impact industry confidence in the ratings we produce, which could have a material negative impact on the demand for our services and require us to make expenditures substantially in excess of our current expectations in an attempt to maintain such confidence. In addition, we may incur significant expenses associated with protecting our rights to publish our estimates.

We expect to operate in new business areas that require sophisticated data collection, processing systems, software, and rapidly-changing technology, which may require us to make significant investments in research and development and intellectual property. If we are not successful in doing so, it could adversely affect our business

As traditional methods of media consumption evolve, we expect to operate in business areas that involve technology, methods, and services that are new to us. We may not achieve a significant degree of market acceptance for these new technologies, methods, and services, nor can we be certain that we will not infringe the intellectual property rights of third parties when offering future services in these new areas. Our existing intellectual property rights may not cover any new technologies, methods, and services that we develop. We may face an increased number of intellectual property rights claims. The terms of the resolution of any such legal proceedings and claims could:

•	prohibit us from utilizing such technologies and methods or offering such services;

•	require us to redesign or rebrand such technologies, methods, or services;

•	require us to pay substantial damages;

•	divert resources (financial, time, and personnel) to defend; or

•	require us to expend financial resources to obtain licenses to use a third party’s intellectual property rights(and there is no certainty that a financial licensing arrangement may be even available to us on acceptable terms, or at all).

As a result, we may be required to make significant investments in research and development as we design and develop or acquire new technology, methods, and services.

New business areas in which we expect to operate may subject us to compliance with data protection and privacy laws. Failure to comply with these laws could adversely affect our business.

In these new business areas, we may be subject to compliance with various U.S. and international data protection and privacy statutes, rules, and regulations. Such statutes, rules, and regulations may affect our collection, use, storage, and transfer of personally identifiable information. Complying with these laws may require us to make certain investments, prohibit us from offering certain types of services, or make modifications to existing services. Failing to comply could result in civil and criminal liability, negative publicity, data being blocked from use, and liability under contractual provisions provided to our customers.

Our ability to recruit participants for our surveys and our freedom to use the information we collect could be adversely impacted by new or changed governmental regulations.

We believe there is an increasing concern among the American public, regulators, and legislators regarding privacy issues. Federal and state regulations restrict telemarketing to individuals who request to be included on a do-not-call list. Currently, these regulations do not apply to survey research. If these laws and regulations are extended to include survey research, our ability to recruit participants for our surveys could be adversely impacted. In addition, federal regulations prohibit calls (including text messages) delivered by autodialers to wireless lines without prior express consent from the subscriber. The FCC is currently considering whether the prior express consent should be in a signed writing. Because individuals are able to transfer a wireless number to a landline carrier or a landline number to a wireless carrier, it can be difficult for us to identify wireless numbers in advance of placing an autodialed call. We are using the services of a third-party supplier that tracks wireless numbers to help identify wireless numbers in our telephone sample, but there can be no assurance that all transfers of numbers are captured. If we were for any reason unable to use auto dialers in the future, we believe it would be more expensive to recruit panelists. Additionally, Congress and some states have expressed a concern about consumer privacy and an intention to introduce legislation to protect consumer privacy. Any such new laws could place restrictions on how we are able to collect, use, and disseminate certain information. If such laws are implemented, we believe that it will be more expensive to recruit panelists and, possibly, to conduct and share our research.

If the recent difficult economic environment worsens, it could adversely impact demand for our services, our customers’ revenues or their ability to pay for our services.

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

Continued market disruptions could cause broader economic downturns, which also may lead to lower demand for our services or to our customers that have expiring contracts with us not to renew or to renew for fewer services, increased incidence of customers’ inability to pay their accounts, an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable, insolvency, or bankruptcy of our customers, any of which could adversely affect our results of operations, liquidity, cash flows, and financial condition. Since September 2008, we have experienced an increase in the average number of days our sales have been outstanding before we have received payment, which has resulted in a material increase in trade accounts receivable as compared to historical trends. If the economic environment worsens or does not improve for an extended period into the future, it may also lead to an increase of incidences of customers’ inability to pay their accounts, an increase in our provision for doubtful accounts, and a further increase in collection cycles for accounts receivable or insolvency of our customers. Additionally, we periodically receive requests from our customers for pricing concessions. The current economic environment could exacerbate the level of requests.

If the recent difficult economic environment worsens, potential disruptions in the credit markets could adversely affect our business, including the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows, and financial condition.

If internal funds are not available from our operations, we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets, as were experienced over the past few years, could adversely affect our ability to draw on our revolving credit facility. Our access to funds under that credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from Arbitron and other borrowers within a short period of time.

Longer-term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures and investments, and reducing or eliminating future share repurchases, dividend payments or other discretionary uses of cash. Any disruption and the measures we take in response could adversely affect our business.

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

Our success will depend on our ability to protect our intellectual property rights, which may require substantial expense to obtain, enforce and defend our intellectual property rights which could adversely affect our business.

We believe that the success of our business will depend, in part, on:

•	obtaining patent protection for our technology, proprietary methods, and services, and in particular, our PPM ratings service;

•	defending and enforcing our patents once obtained;

•	preserving our trade secrets;

•	defending and enforcing our copyrights for our data services and audience estimates;

•	operating without infringing upon patents and proprietary rights held by others; and

•	acquiring, developing and enhancing various intellectual property rights associated with services and products across multiple forms of media apart from radio.

We rely on a combination of contractual provisions, confidentiality procedures and patent, copyright, trademark, service mark and trade secret laws to protect the proprietary aspects of our technology, data and estimates. Some patents related to our PPM technology and its methods expire at various times beginning in 2012. Our patents, when viewed in the aggregate, are of material importance to us. These legal measures afford only limited protection, and competitors may gain access to our intellectual property and proprietary information. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. We have been involved in litigation relating to the enforcement of the copyrights covering our radio listening estimates. Although we have generally been successful in these cases, there can be no assurance that the copyright laws and other statutory and contractual arrangements we currently depend upon will provide us sufficient protection to prevent the use or misappropriation of our audience estimates, databases and technology in the future. Litigation, regardless of outcome, could result in substantial expense and a significant diversion of resources with no assurance of success and could adversely impact our business, financial position and operating results.

In addition, despite the foregoing efforts to obtain, protect and enforce our intellectual property rights, Arbitron may be required to defend against third-party claims that our technology potentially infringes their proprietary rights, or that our issued patents are invalid, or other issues related to our intellectual property rights. As a result, we may incur substantial expense in defending against such allegations and/or in settling such claims. Such claims could divert management’s attention and require significant expenditures with no assurances of success.

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

We are dependent on a large number of key customers, the loss or insolvency of which would significantly reduce our revenue and operating results. In 2010, Clear Channel represented approximately 20 percent of our revenue. Several other large customers represented significant portions of our 2010 revenue.

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

We generally enter into long-term contracts with our customers, including contracts for delivery of our radio audience ratings services. The term of these customer agreements usually ranges from one to seven years. Over the term of these agreements our costs of providing services may increase, or increase at rates faster than our historical experience. Although our customer contracts generally provide for annual price increases, there can be no assurance that these contractual revenue increases will exceed any increased cost of providing our services, which could have an adverse impact on our business, financial position and operating results.

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

We rely on third parties to provide data and services in connection with our current business and we may require additional third-party data and services to expand our business in the future, which, if unavailable for our use or not available to us on favorable terms, could adversely impact our business.

In the event that third-party data and services are unavailable for our use or are not available to us on favorable terms, our business could be adversely impacted. Further, in order for us to build on our experience in the radio audience ratings industry and expand into ratings for other types of media, we may need to enter into agreements with third parties. Our inability to enter into these agreements with third parties at all or upon favorable terms, when necessary, could adversely impact our growth and business.

We are dependent on our proprietary software and hardware systems for current and future business requirements. Significant delays in the completion of these systems, cost overages and/or inadequate performance or failure of the systems once completed could adversely impact our business, financial position and operating results.

We are increasingly reliant on our proprietary software and hardware systems. We are engaged in an effort to upgrade, enhance, and, where necessary, replace our internal processing software for Diary and PPM ratings services, and our client software. Significant delays in the completion of these systems, or cost overages, could have an adverse impact on our business and inadequate performance or failure of these systems, once completed, could adversely impact our business, financial position and operating results.

If our proprietary systems such as PPM devices, in-home beacons, media encoders, or related firmware inadequately perform or fail, our ability to provide our PPM ratings services could be significantly impacted and such impact could materially and adversely impact our business, financial position and operating results.

Operation of the PPM ratings service is dependent on a limited number of vendors that assemble the PPM equipment according to our proprietary design as well as on those who manufacture parts.

We will need to purchase equipment used in the PPM ratings service and we are currently dependent on two vendors to assemble our PPM equipment. The equipment must be assembled by the vendors in a timely manner, in the quantities needed and with the quality necessary to function appropriately in the market. Certain specialized parts used in the PPM equipment may impact the manufacturing and the timing of the delivery of the equipment to us. We may become liable for design or manufacturing defects in the PPM equipment. In addition, if countries and states enact additional regulations limiting certain materials, we may be required to redesign some of our PPM components to meet these regulations. A redesign process, whether as a result of changed environmental regulations or our ability to obtain quality parts, may impact the manufacturing and timing of the delivery of the equipment to us. Our failure to obtain, in a timely manner, sufficient quantities of quality equipment to meet our needs could adversely impact the commercial deployment of the PPM ratings service and therefore could adversely impact our operating results.

Ownership shifts in the radio broadcasting industry may put pressure on the pricing of our quantitative radio audience ratings service and related software sales, thereby leading to decreased earnings growth.

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

Advertisers are pursuing increased accountability from the media industry for a return on their investments made in media, which could reduce demand for our services.

If advertisers see radio as less accountable, advertisers may shift advertising expenditures away from media that they perceive as less accountable. As a result, advertising agencies and radio stations may be less likely to purchase our media information services, which could have an adverse impact on our business, financial position and operating results.

Long-term disruptions in the mail, public utilities, telecommunication infrastructure and/or air service could adversely impact our business.

Our business is dependent on the use of the mail, public utilities, telecommunication infrastructure and air service. Long-term disruptions in one or more of these services, or orders of civil authority, which could be caused by events such as natural disasters, the outbreak of war, the escalation of hostilities and/or acts of terrorism could adversely impact our business, financial position and operating results.

If the lump-sum payments made to retiring participants in our defined benefit plans exceed the total of the service cost and the interest cost in any year, we would need to record a loss, which may materially reduce our operating results.

Our defined benefit plans allow participants to receive a lump-sum distribution for benefits earned in lieu of annuity payments when they retire from Arbitron. If the lump-sum distributions made for a calendar year exceed the total of the service cost and interest cost, we must recognize in that year’s results of operations the pro rata portion of unrecognized actuarial loss equal to the percentage reduction of the projected benefit obligation. During the years ended December 31, 2010, 2009, and 2008, lump-sum payments in certain of our defined benefit plans exceeded the total of the service cost and the interest cost. This resulted in the recognition of a loss in the amount of $1.2 million, $1.8 million, and $1.7 million for the years ended December 31, 2010, 2009, and 2008, respectively. We cannot predict if or when the lump-sum payments in certain of our defined benefit plans may again exceed the total of the service cost and the interest cost. Any resulting adjustment could materially reduce operating results. See Note 14 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for more information regarding our retirement plans.

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

We compete in the capital markets with other potential borrowers. Our revolving credit facility expires on December 20, 2011. We may not be able to replace it on favorable market terms, or at all. If we are unable to replace it, if market conditions are unfavorable or we are unable to obtain alternative sources of liquidity, our business could be adversely impacted.

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

On April 30, 2008, Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund filed a securities class action lawsuit in the United States District Court for the Southern District of New York on behalf of a purported Class of all purchasers of Arbitron common stock between July 19, 2007, and November 26, 2007. The plaintiff asserts that Arbitron, Stephen B. Morris (our former Chairman, President and Chief Executive Officer), and Sean R. Creamer (our Executive Vice President, U.S. Media Services & Chief Financial Officer) violated federal securities laws. The plaintiff alleges misrepresentations and omissions relating, among other things, to the delay in commercialization of our PPM ratings service in November 2007, as well as stock sales during the period by company insiders who were not named as defendants and Messrs. Morris and Creamer. The plaintiff seeks class certification, compensatory damages plus interest and attorneys’ fees, among other remedies. On September 22, 2008 the plaintiff filed an Amended Class Action Complaint. On November 25, 2008, Arbitron, Mr. Morris, and Mr. Creamer each filed Motions to Dismiss the Amended Class Action Complaint. In September 2009, the plaintiff sought leave to file a Second Amended Class Action Complaint in lieu of oral argument on the pending Motions to Dismiss. The court granted leave to file a Second Amended Class Action Complaint and denied the pending Motions to Dismiss without prejudice. On or about October 19, 2009, the plaintiff filed a Second Amended Class Action Complaint. Briefing on motions to dismiss the Second Amended Class Action Complaint was completed in March 2010. Arbitron and each of Mr. Morris and Mr. Creamer again moved to dismiss the Second Amended Class Action Complaint. On September 24, 2010, the Court granted Mr. Creamer’s motion to dismiss the plaintiff’s claims against him, and all claims against Mr. Creamer were dismissed with prejudice. The motions to dismiss the Second Amended Class Action Complaint by Arbitron and Mr. Morris were denied. Arbitron and Mr. Morris each then filed answers denying the claims.

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

On April 22, 2009, the Company filed suit in the United States District Court for the Southern District of New York against John Barrett Kiefl seeking a judgment that Arbitron is the sole owner and assignee of certain patents relating to Arbitron’s Portable People Meter technology. On December 2, 2009, Mr. Kiefl filed a second amended answer and third amended counterclaims seeking a judgment that: (i) he is an inventor and owner of one of the patents at issue, U.S. Patent No. 5,483,276 (the “276 Patent”), (ii) for unjust enrichment, and (iii) for such further relief as the court may deem just and proper. Mr. Kiefl has waived any claim of ownership as to the remaining patents covered by Arbitron’s complaint. Mr. Kiefl moved to dismiss Arbitron’s declaratory judgment claims as to those remaining patents, and Arbitron moved to dismiss Mr. Kiefl’s counterclaims in their entirety. On August 13, 2010, the Court granted both parties’ motions to dismiss, leaving intact only Arbitron’s claim that it is the sole owner of the ‘276 Patent. Kiefl’s motion to reconsider the dismissal of his counterclaim for inventorship of the ‘276 Patent was denied on October 6, 2010.

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

In 2009, we paid $200,000 to the New York Attorney General in settlement of the claims and $60,000 for investigative costs and expenses.

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

In 2009, the Company paid $130,000 to the New Jersey Attorney General for investigative costs and expenses.

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

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ARB.” As of February 22, 2011, there were 27,070,731 shares outstanding and 3,200 stockholders of record of our common stock, excluding individual participants.

The following table sets forth the high and low sale prices of our common stock as reported on the NYSE Composite Tape and the dividends declared per share of our common stock for each quarterly period for the two years ended December 31, 2010 and 2009.

2010	1Q	2Q	3Q	4Q	Full Year

High	$29.06	$33.52	$31.82	$42.55	$42.55
Low	$21.21	$25.37	$23.71	$25.21	$21.21
Dividend	$0.10	$0.10	$0.10	$0.10	$0.40

2009	1Q	2Q	3Q	4Q	Full Year

High	$17.44	$22.45	$21.07	$25.36	$25.36
Low	$10.57	$14.89	$14.87	$20.33	$10.57
Dividend	$0.10	$0.10	$0.10	$0.10	$0.40

The transfer agent and registrar for our common stock is The Bank of New York.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read together with the information under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Arbitron’s consolidated financial statements and related notes included in this Annual Report on Form 10-K. Our statements of income for the years ended December 31, 2010, 2009, and 2008 and balance sheet data as of December 31, 2010, and 2009 set forth below are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of income data for the years ended December 31, 2007, and 2006 and balance sheet data as of December 31, 2008, 2007, and 2006 are derived from audited consolidated financial statements of Arbitron not included in this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Statement of Income Data
Revenue	$395,379	$384,952	$368,824	$338,469	$319,335
Costs and expenses	329,729	330,111	312,359	279,187	243,386

Operating income	65,650	54,841	56,465	59,282	75,949
Equity in net income of affiliate(s)	7,092	7,637	6,677	4,057	7,748

Income from continuing operations before interest and income tax expense	72,742	62,478	63,142	63,339	83,697
Interest expense (income), net	970	1,346	1,593	(1,453)	3,092

Income from continuing operations before income tax expense	71,772	61,132	61,549	64,792	80,605
Income tax expense	27,294	18,972	24,330	24,288	30,259

Income from continuing operations	44,478	42,160	37,219	40,504	50,346
Income (loss) from discontinued operations, net of taxes	—	—	(39)	(324)	312

Net income	$44,478	$42,160	$37,180	$40,180	$50,658

Net Income Per Weighted Average Common Share
Basic
Continuing operations	$1.66	$1.59	$1.37	$1.38	$1.68
Discontinued operations	—	—	(0.00)	(0.01)	0.01

Net income per share, basic	$1.66	$1.59	$1.37	$1.37	$1.69

Diluted
Continuing operations	$1.64	$1.58	$1.37	$1.37	$1.67
Discontinued operations	—	—	(0.00)	(0.01)	0.01

Net income per share, diluted	$1.64	$1.58	$1.36	$1.35	$1.68

Cash dividends declared per share	$0.40	$0.40	$0.40	$0.40	$0.40
Weighted average common shares used in calculations
Basic	26,759	26,493	27,094	29,399	29,937
Diluted	27,105	26,676	27,259	29,665	30,086
Balance Sheet Data
Current assets	$94,823	$77,637	$74,318	$69,928	$105,545
Total assets	229,241	206,287	200,070	181,853	210,320
Long-term debt, including the short-term portion thereof	53,000	68,000	85,000	12,000	—
Stockholders’ equity (deficit)	$77,651	$30,575	$(14,495)	$48,200	$89,256
Share-based Compensation Data
Share-based compensation expense	$6,478	$10,031	$8,415	$6,532	$6,545

Certain per share data amounts may not total due to rounding.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto that follow in this Annual Report on Form 10-K.

Overview

Historically, our quantitative radio ratings services and related software have accounted for a substantial majority of our revenue. Our radio audience ratings services and the related software revenues represented 88 percent, 88 percent, and 87 percent of our total revenue in 2010, 2009, and 2008, respectively. While we expect that our quantitative radio ratings services and related software will continue to account for the majority of our revenue for the foreseeable future, we are actively seeking opportunities to diversify our revenue base by, among other things, leveraging the investment we have made in our PPM technology by exploring applications of the technology beyond our domestic radio ratings business.

As of December 31, 2010, we completed our previously announced plan to commercialize our PPM radio ratings service in 48 of the largest United States radio markets. According to our analysis of BIA’s 2010 Investing in Radio Market Report, those broadcasters with whom we have entered into multi-year PPM agreements account for most of the total radio advertising dollars in the PPM markets. These agreements generally provide for a higher fee for PPM-based ratings than we charge for Diary-based ratings. As a result, we expect that the percentage of our revenues derived from our radio ratings and related software is likely to increase as a result of the commercialization of the PPM service in these markets. Growth in revenue is expected for 2011 due to a full year impact of revenue recognized for the 48 PPM Markets commercialized prior to 2011. However, the full revenue impact of the launch of each PPM Market is not expected to occur within the first year after commercialization because our customer contracts allow for phased-in pricing toward the higher PPM service rate over a period of time.

Due to the high penetration of our current services in the radio broadcasting business, we expect that our future annual organic rate of revenue growth from our quantitative Diary-based radio ratings services will be slower than historical trends.

We depend on a limited number of key customers for our radio ratings services and related software. For example, in 2010, Clear Channel represented 20 percent of our total revenue. We cannot provide any assurances that we could replace the revenue that would be lost if any of our key customers failed to renew all or part of their agreements with us or became insolvent. The loss of any key customer would materially impact our business, financial position, and operating results.

We continue to operate in a highly challenging business environment. Our future performance will be impacted by our ability to address a variety of challenges and opportunities in the markets and industries we serve, including our ability to continue to maintain and improve the quality of our PPM ratings service, and manage increased costs for data collection, arising among other ways, from increased numbers of cell phone households, which are more expensive for us to recruit than households with landline phones, and in-person recruiting. Because we intend to continue to increase the number of cell phone households in our samples, as well as participate in targeted in-person recruiting, we believe these quality improvement initiatives will be a significant component of our operating costs. We currently anticipate that the total costs of cell phone household recruitment for both the PPM and Diary services, as well as the costs of in-person recruiting for the PPM service, will be approximately $14 million in 2011.

We maintain an ongoing commitment to continuous improvement and obtaining and/or maintaining MRC accreditation in all of our PPM Markets, and strive to develop and implement effective and efficient technological solutions to measure cross-platform media and advertising. Protecting and supporting our existing customer base, and ensuring our services are competitive from a price, quality and service perspective are critical components to these overall goals, although there can be no guarantee that we will be successful in our efforts.

Credit Facility

Our revolving credit facility agreement is scheduled to expire on December 20, 2011, and as a result, our $53.0 million outstanding borrowing under that agreement was reclassified as a current liability on our consolidated balance sheet in December 2010. See Liquidity and Capital Resources — Credit Facility below for further information regarding the terms of our revolving credit facility.

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

Continued market disruptions could cause broader economic downturns, which also may lead to lower demand for our services or to our customers that have expiring contracts with us not to renew or to renew for fewer services, increased incidence of customers’ inability to pay their accounts, an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable, insolvency, or bankruptcy of our customers, any of which could adversely affect our results of operations, liquidity, cash flows, and financial condition. As compared to our historical trends, we have experienced an increase in the average number of days our sales have been outstanding before we have received payment and a material increase in trade accounts receivable. If the recovery from the recent economic downturn slows or if the economy experiences another downturn in the foreseeable future, it may also lead to an increase of incidences of customers’ inability to pay their accounts, an increase in our provision for doubtful accounts, and a further increase in collection cycles for accounts receivable or insolvency of our customers.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that both are important to the presentation of our financial position and results of operations, and require our most difficult, complex or subjective judgments.

Software development costs.  We capitalize software development costs with respect to significant internal use software initiatives or enhancements from the time that the preliminary project stage is completed and management considers it probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are amortized over periods of three to five years. We perform an assessment quarterly to determine if it is probable that all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value. As of December 31, 2010, and 2009, our capitalized software developed for internal use had carrying amounts of $24.4 million and $23.9 million, respectively, including $12.4 million and $13.7 million, respectively, of software related to the PPM service.

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

Insurance Receivables.  During 2008, we became involved in two securities-law civil actions and a governmental interaction primarily related to the commercialization of our PPM service. Since 2008, we have incurred a combined total of $9.7 million in legal fees and expenses in connection with these matters. As of December 31, 2010, $5.9 million in insurance reimbursements related to these legal actions were received. As of December 31, 2010 and 2009, our insurance claims receivable related to these legal actions was $0.6 million and $3.5 million, respectively. These amounts are included in our prepaid expenses and other current assets on our balance sheet. See Note 8 in our Notes to Consolidated Financial Statements for additional information concerning our insurance recovery receivables.

Results of Operations

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

The following table sets forth information with respect to our consolidated statements of income for the years ended December 31, 2010 and 2009.

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Years Ended		Increase		Percentage
	December 31,		(Decrease)		of Revenue
	2010	2009	Dollars	Percent	2010	2009

Revenue	$395,379	$384,952	$10,427	2.7%	100.0%	100.0%

Costs and expenses
Cost of revenue	215,329	196,269	19,060	9.7%	54.5%	51.0%
Selling, general and administrative	75,255	81,866	(6,611)	(8.1)%	19.0%	21.3%
Research and development	39,145	42,008	(2,863)	(6.8)%	9.9%	10.9%
Restructuring and reorganization	—	9,968	(9,968)	(100.0)%	0.0%	2.6%

Total costs and expenses	329,729	330,111	(382)	(0.1)%	83.4%	85.8%

Operating income	65,650	54,841	10,809	19.7%	16.6%	14.2%
Equity in net income of affiliate	7,092	7,637	(545)	(7.1)%	1.8%	2.0%

Income before interest and tax expense	72,742	62,478	10,264	16.4%	18.4%	16.2%
Interest income	14	49	(35)	(71.4)%	0.0%	0.0%
Interest expense	984	1,395	(411)	(29.5)%	0.2%	0.4%

Income before income tax expense	71,772	61,132	10,640	17.4%	18.2%	15.9%
Income tax expense	27,294	18,972	8,322	43.9%	6.9%	4.9%

Net income	$44,478	$42,160	$2,318	5.5%	11.2%	11.0%

Income per weighted average common share
Basic	$1.66	$1.59	$0.07	4.4%

Diluted	$1.64	$1.58	$0.06	3.8%

Cash dividends declared per common share	$0.40	$0.40	$—	—

Other data:
EBIT(1)	$72,742	$62,478	$10,264	16.4%
EBITDA(1)	$100,250	$85,847	$14,403	16.8%
EBIT and EBITDA Reconciliation(1)
Net income	$44,478	$42,160	$2,318	5.5%
Income tax expense	27,294	18,972	8,322	43.9%
Interest (income)	(14)	(49)	35	(71.4)%
Interest expense	984	1,395	(411)	(29.5)%

EBIT(1)	72,742	62,478	10,264	16.4%
Depreciation and amortization	27,508	23,369	4,139	17.7%

EBITDA(1)	$100,250	$85,847	$14,403	16.8%

Certain per share data and percentage amounts may not total due to rounding.

(1)	EBIT (earnings before interest and income taxes) and EBITDA (earnings before interest, income taxes, depreciation and amortization) are non-GAAP financial measures that we believe are useful to investors in evaluating our results. For further discussion of these non-GAAP financial measures, see paragraph below entitled “EBIT and EBITDA.”

Revenue.  Revenue increased by 2.7% or $10.4 million for the year ended December 31, 2010, as compared to the same period in 2009 primarily due to higher fees charged for PPM-based ratings than for Diary-based ratings within the PPM Markets commercialized. PPM-based ratings service revenue increased by $70.2 million primarily due to the partial year impact of the 15 PPM Markets commercialized during 2010 and the full year impact of the 19 PPM Markets commercialized in 2009, as well as price escalators in all PPM commercialized markets. Included in the above net increase in revenue related to our PPM service is a $4.0 million decrease in pre-currency revenue from $7.9 million for 19 PPM Markets commercialized during 2009 to $3.9 million for the 15 smaller PPM Markets commercialized during 2010.

This increase in PPM revenue was substantially offset by a $54.5 million decrease in revenue related to the transition from our Diary-based ratings service, as well as a $4.7 million reduction in revenue associated with two customers, primarily attributable to Cumulus but also including Clear Channel, for our Diary-based radio ratings service in a limited number of small and medium-sized markets. PPM International revenue decreased by $0.9 million largely due to decreased equipment sales.

Included in the above fluctuations in revenue related to our Diary-based ratings service and our PPM ratings service is a $17.7 million aggregate decrease in revenue from customers, including Univision, that were subscribers in 2009 but either did not subscribe or reduced their level of subscribed services in 2010.

Cost of Revenue.  Cost of revenue increased by 9.7% or $19.1 million for the year ended December 31, 2010, as compared to the same period in 2009. Cost of revenue increased primarily due to $15.0 million of increased PPM service-related costs incurred to build and manage PPM panels for the 48 PPM Markets commercialized as of December 31, 2010, as compared to the 33 PPM Markets commercialized as of December 31, 2009. In addition, we incurred $2.5 million of increased costs associated with our cross-platform services and $2.1 million of increased recruitment costs related to cell phone household recruiting for both the Diary and PPM services and targeted in-person recruiting for our PPM service. Recruitment costs are expected to increase as we strive to continuously improve the quality of our samples. These increases were partially offset by a $0.9 million decrease for PPM International related to lower revenues.

Selling, General, and Administrative.  Selling, general, and administrative decreased by 8.1% or $6.6 million for the year ended December 31, 2010, as compared to the same period in 2009. Selling, general, and administrative decreased primarily due to a $4.6 million decrease in selling and marketing expenses resulting from cost containment and reduction initiatives, a $3.7 million net decrease in non-cash share-based compensation resulting primarily from CEO successions during 2009 and 2010, and a $3.5 million decrease in legal fees. These decreases were partially offset by an increase of $2.8 million in severance charges, and a $1.2 million supplemental retirement plan settlement loss incurred during the first quarter of 2010.

Research and Development.  Research and development decreased by 6.8% or $2.9 million for the year ended December 31, 2010, as compared to the same period in 2009. Research and development decreased primarily due to a $1.4 million reduction in development costs related to our PPM service, a $0.8 million reduction in development costs related to cross-platform services, and a $0.6 million decrease associated with the development of our client software.

Restructuring and Reorganization.  During 2009, we reduced our workforce by approximately 10 percent of our full-time employees. No restructuring expenses were incurred during 2010, as compared to $10.0 million of pre-tax restructuring charges, related principally to severance, termination benefits, outplacement support, and certain other expenses in connection with our restructuring plan.

Income Tax Expense.  The effective tax rate increased to 38.0% for the year ended December 31, 2010, from 31.0% for the year ended December 31, 2009, primarily due to a state tax benefit recognized as a result from a favorable state tax ruling received during the fourth quarter of 2009.

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

EBIT increased by 16.4% or $10.3 million for the year ended December 31, 2010, as compared to the same period in 2009, primarily due to higher revenue in 2010 while total costs and expenses were relatively unchanged. EBITDA increased by 16.8% or $14.4 million because this non-GAAP financial measure excludes depreciation and amortization, which for 2010 increased by $4.1 million as compared to 2009.

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

The following table sets forth information with respect to our consolidated statements of income for the years ended December 31, 2009 and 2008.

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Years Ended		Increase		Percentage
	December 31,		(Decrease)		of Revenue
	2009	2008	Dollars	Percent	2009	2008

Revenue	$384,952	$368,824	$16,128	4.4%	100.0%	100.0%

Costs and expenses
Cost of revenue	196,269	185,632	10,637	5.7%	51.0%	50.3%
Selling, general and administrative	81,866	85,315	(3,449)	(4.0)%	21.3%	23.1%
Research and development	42,008	41,412	596	1.4%	10.9%	11.2%
Restructuring and reorganization	9,968	—	9,968	100.0%	2.6%	0.0%

Total costs and expenses	330,111	312,359	17,752	5.7%	85.8%	84.7%

Operating income	54,841	56,465	(1,624)	(2.9)%	14.2%	15.3%
Equity in net income of affiliate(s)	7,637	6,677	960	14.4%	2.0%	1.8%

Income from continuing operations before interest and tax expense	62,478	63,142	(664)	(1.1)%	16.2%	17.1%
Interest income	49	623	(574)	(92.1)%	0.0%	0.2%
Interest expense	1,395	2,216	(821)	(37.0)%	0.4%	0.6%

Income from continuing operations before income tax expense	61,132	61,549	(417)	(0.7)%	15.9%	16.7%
Income tax expense	18,972	24,330	(5,358)	(22.0)%	4.9%	6.6%

Income from continuing operations	42,160	37,219	4,941	13.3%	11.0%	10.1%
Discontinued operations
Loss from discontinued operations, net of	—	(462)	462	100.0%	0.0%	(0.1)%
Gain on sale, net of taxes	—	423	(423)	100.0%	0.0%	0.1%

Total loss from discontinued operations, net of taxes	—	(39)	39	(100.0)%	0.0%	(0.0)%

Net income	$42,160	$37,180	$4,980	13.4%	11.0%	10.1%

Income per weighted average common share
Basic
Continuing operations	$1.59	$1.37	$0.22	16.1%
Discontinued operations	—	—	—	—

Net income per share, basic	$1.59	$1.37	$0.22	16.1%

Diluted
Continuing operations	$1.58	$1.37	$0.21	15.3%
Discontinued operations	—	—	—	—

Net income per share, diluted	$1.58	$1.36	$0.22	16.2%

Cash dividends declared per common share	$0.40	$0.40	$—	—

Certain per share data and percentage amounts may not total due to rounding.

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Years Ended		Increase
	December 31,		(Decrease)
	2009	2008	Dollars	Percent

Other data:
EBIT(1)	$62,478	$63,142	$(664)	(1.1)%
EBITDA(1)	$85,847	$80,605	$5,242	6.5%
EBIT and EBITDA Reconciliation(1)
Income from continuing operations	$42,160	$37,219	$4,941	13.3%
Income tax expense	18,972	24,330	(5,358)	(22.0)%
Interest (income)	(49)	(623)	574	(92.1)%
Interest expense	1,395	2,216	(821)	(37.0)%

EBIT(1)	62,478	63,142	(664)	(1.1)%
Depreciation and amortization	23,369	17,463	5,906	33.8%

EBITDA(1)	$85,847	$80,605	$5,242	6.5%

(1)	EBIT (earnings before interest and income taxes) and EBITDA (earnings before interest, income taxes, depreciation and amortization) are non-GAAP financial measures that we believe are useful to investors in evaluating our results. For further discussion of these non-GAAP financial measures, see paragraph below entitled “EBIT and EBITDA.”

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

Liquidity and Capital Resources

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

	As of December 31,	As of December 31,
	2010	2009	Change

Cash and cash equivalents	$18,925	$8,217	$10,708
Working deficit	$(32,333)	$(10,737)	$(21,596)
Working capital, excluding deferred revenue and current portion of credit facility	$57,146	$32,411	$24,735
Total debt	$53,000	$68,000	$(15,000)

We have relied upon our cash flow from operations, supplemented by borrowings under our available revolving credit facility (“Credit Facility”) as needed, to fund our dividends, capital expenditures, contractual obligations, and share repurchases. We expect that our cash position as of December 31, 2010, cash flow generated from operations, and our Credit Facility will be sufficient to support our operations for the next 12 to 24 months. We expect to renew or replace our revolving credit facility prior to December 20, 2011, the Credit Facility’s expiration date. See “Credit Facility” for further discussion of the relevant terms and covenants.

Operating activities.  For the year ended December 31, 2010, the net cash provided by operating activities was $71.8 million, which was primarily due to $100.3 million in EBITDA, as discussed and reconciled to net income in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations,” partially offset by $24.9 million in income taxes paid.

Net cash provided by operating activities was negatively impacted by $8.6 million due to increased accounts receivable balances, which resulted substantially from increased billings related to the completion of our plan to commercialize our PPM ratings service in the PPM Markets.

Investing activities.  Net cash used in investing activities for the years ended December 31, 2010, and 2009, was $39.2 million and $35.1 million, respectively. This $4.1 million increase in cash used in investing activities was due to a $4.5 million licensing arrangement entered during the first quarter of 2010, as well as a $2.5 million asset acquisition during the second quarter of 2010, partially offset by a $1.6 million decrease in purchases of equity and other investments. For additional information regarding our asset acquisitions and affiliate investments, see Note 6 — Goodwill and Other Intangible Assets and Note 4 — Equity and Other Investments, respectively, in the Notes to Consolidated Financial Statements within this Form 10-K.

Net cash used in investing activities for 2010 as compared to 2009 was also offset by a $1.3 million decrease in capital expenditures, primarily consisting of decreases of $0.9 million in software development and purchased costs and $0.4 million related to lower leasehold improvement purchases.

Financing activities.  Net cash used in financing activities for the years ended December 31, 2010, and 2009, was $21.9 million and $22.8 million, respectively. This $0.9 million decrease in net cash used in financing activities was due primarily to a $6.6 million increase in proceeds from stock option exercises and stock purchase plans, which resulted from an increase in our company stock price during 2010, as well as a $2.0 million decrease in the net repayment of our outstanding obligations under our Credit Facility during 2010 as compared to 2009. These decreases to net cash used in financing activities were substantially offset by a $7.7 million change related to the recording of a bank overdraft payable in 2009.

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

Credit Facility

On December 20, 2006, we entered into an agreement with a consortium of lenders to provide up to $150.0 million of financing to us through a five-year, unsecured revolving credit facility. The outstanding debt obligation for our Credit Facility was reclassified as a current liability on our consolidated balance sheet in December 2010 due to its expected expiration during the year ended December 31, 2011. We expect to renew or replace our Credit Facility prior to its expiration on December 20, 2011.

The Credit Facility agreement contains an expansion feature for us to increase the total financing available under the Credit Facility by up to $50.0 million to an aggregate of $200.0 million. Such increased financing would be provided by one or more existing Credit Facility lending institutions, subject to the approval of the lending banks, and/or in combination with one or more new lending institutions, subject to the approval of the Credit Facility’s administrative agent. Interest on borrowings under the Credit Facility is calculated based on a floating rate for a duration of up to six months as selected by us.

Our Credit Facility contains financial terms, covenants and operating restrictions that potentially restrict our financial flexibility. The material debt covenants under our Credit Facility include both a maximum leverage ratio and a minimum interest coverage ratio. The leverage ratio is a non-GAAP financial measure equal to the amount of our consolidated total indebtedness, as defined in our Credit Facility, divided by a contractually defined adjusted Earnings Before Interest, Taxes, Depreciation and Amortization and non- cash compensation (“Consolidated EBITDA”) for the trailing 12-month period. The interest coverage ratio is a non-GAAP financial measure equal to Consolidated EBITDA divided by total interest expense. Both ratios are designed as measures of our ability to meet current and future obligations. The following table presents the actual ratios and their threshold limits as defined by the Credit Facility as of December 31, 2010:

Covenant	Threshold	Actual

Maximum leverage ratio	3.0	.50
Minimum interest coverage ratio	3.0	108

As of December 31, 2010, based upon these financial covenants, there was no default or limit on our ability to borrow the unused portion of our Credit Facility.

Our Credit Facility contains customary events of default, including nonpayment and breach covenants. In the event of default, repayment of borrowings under the Credit Facility could be accelerated. Our Credit Facility also contains cross default provisions whereby a default on any material indebtedness, as defined in the Credit Facility, could result in the acceleration of our outstanding debt and the termination of any unused commitment under the Credit Facility. The agreement potentially limits, among other things, our ability to sell assets, incur additional indebtedness, and grant or incur liens on our assets. Under the terms of the Credit Facility, all of our material domestic subsidiaries, if any, guarantee the commitment. Currently, we do not have any material domestic subsidiaries as defined under the terms of the Credit Facility. Although we do not believe that the terms of our Credit Facility limit the operation of our business in any material respect, the terms of the Credit Facility may restrict or prohibit our ability to raise additional debt capital when needed or could prevent us from investing in other growth initiatives. Our outstanding borrowings under the Credit Facility were $53.0 million and $68.0 million as of December 31, 2010, and December 31, 2009, respectively. We have been in compliance with the terms of the Credit Facility since the agreement’s inception. As of February 18, 2011, we had $33.0 million in outstanding debt under the Credit Facility.

Other Liquidity Matters

Recruitment of younger demographic groups through cell phone household and targeted in-person recruiting initiatives in both the Diary and PPM services has increased and will continue to increase our cost of revenue as we strive to continue to improve the quality of our samples. We believe our cash generated from operations, as well as access to the Credit Facility, is sufficient to fund such requirements for the next 12 to 24 months.

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 31, 2010 (in thousands):

	Payments Due By Period
	Less Than	1 - 3	3 - 5	More Than
	1 Year	Years	Years	5 Years	Total
	(In thousands)

Debt(A)	$53,431	$—	$—	$—	$53,431
Operating leases(B)	8,125	13,824	10,144	16,069	48,162
Purchase obligations(C)	3,978	—	—	—	3,978
Contributions for retirement plans(D)	2,529	—	—	—	2,529
Unrecognized tax benefits(E)	892	605	399	—	1,896

	$68,955	$14,429	$10,543	$16,069	$109,996

(A)	See Note 10 in the Notes to Consolidated Financial Statements for additional information regarding our revolving credit facility (amounts in table consist of future payments of $53.0 million related to outstanding borrowings, and $0.4 million for interest).

(B)	See Note 12 in the Notes to Consolidated Financial Statements.

(C)	Other than for PPM equipment purchases, we generally do not make unconditional, noncancelable purchase commitments. We enter into purchase orders in the normal course of business, and they generally do not exceed one-year terms.

(D)	Amount represents an estimate of our cash contribution for 2011 for our retirement plans. Future cash contributions will be determined based upon the funded status of the plan. See Note 14 in the Notes to Consolidated Financial Statements.

(E)	The amount related to unrecognized tax benefits in the table includes $0.1 million of interest and penalties. See Note 13 in the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We did not enter into any off-balance sheet arrangements during the years ended December 31, 2010, 2009 or 2008, nor did we have any off-balance sheet arrangements outstanding as of December 31, 2010, or 2009.

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (i.e. “FASB”) issued Accounting Standards Update No. 2009-13 Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force (i.e. “ASU 2009-13”). This requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The impact of adopting this guidance is not expected to result in a material change to our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We hold our cash and cash equivalents in highly liquid securities.

In December 2006, we entered into an agreement with a consortium of lenders to provide us up to $150.0 million of financing through a five-year, unsecured revolving credit facility. Interest on borrowings under the Credit Facility is calculated based on a floating rate for a duration of up to six months. We do not use derivatives for speculative or trading purposes. As of December 31, 2010, we reported outstanding borrowings under the Credit Facility of $53.0 million, which is also equal to the obligation’s fair value. A hypothetical market interest rate change of 1% would have an impact of $0.5 million on our results of operations over a 12-month period. A hypothetical market interest rate change of 1% would have no impact on either the carrying amount or the fair value of the Credit Facility.

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

We have audited the accompanying consolidated balance sheets of Arbitron Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity (deficit), comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed under item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arbitron Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arbitron Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Baltimore, Maryland
February 24, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
  Arbitron Inc.:

We have audited Arbitron Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Arbitron Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Arbitron Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arbitron Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity (deficit), comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 24, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Baltimore, Maryland
February 24, 2011

ARBITRON INC.

Consolidated Balance Sheets
December 31, 2010 and 2009
(In thousands, except par value data)

	2010	2009

Assets
Current assets
Cash and cash equivalents	$18,925	$8,217
Trade accounts receivable, net of allowance for doubtful accounts of $4,708 in 2010 and $4,708 in 2009	59,808	52,607
Prepaid expenses and other current assets	11,332	11,831
Deferred tax assets	4,758	4,982

Total current assets	94,823	77,637
Equity and other investments	18,385	16,938
Property and equipment, net	70,332	67,903
Goodwill, net	38,895	38,500
Other intangibles, net	6,272	809
Noncurrent deferred tax assets	—	4,130
Other noncurrent assets	534	370

Total assets	$229,241	$206,287

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,007	$14,463
Accrued expenses and other current liabilities	27,670	30,763
Current portion of long-term debt	53,000	—
Deferred revenue	36,479	43,148

Total current liabilities	127,156	88,374
Long-term debt	—	68,000
Noncurrent deferred tax liabilities	2,695	—
Other noncurrent liabilities	21,739	19,338

Total liabilities	151,590	175,712

Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $100.00 par value, 750 shares authorized, no shares issued	—	—
Common stock, $0.50 par value, 500,000 shares authorized, 32,338 shares issued as of December 31, 2010, and 2009	16,169	16,169
Net distributions to parent prior to March 30, 2001 spin-off	(239,042)	(239,042)
Retained earnings subsequent to spin-off	313,226	267,305
Common stock held in treasury, 5,285 shares in 2010 and 5,750 shares in 2009	(2,642)	(2,875)
Accumulated other comprehensive loss	(10,060)	(10,982)

Total stockholders’ equity	77,651	30,575

Total liabilities and stockholders’ equity	$229,241	$206,287

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Income
Years Ended December 31, 2010, 2009, and 2008
(In thousands, except per share data)

	2010	2009	2008

Revenue	$395,379	$384,952	$368,824

Costs and expenses
Cost of revenue	215,329	196,269	185,632
Selling, general and administrative	75,255	81,866	85,315
Research and development	39,145	42,008	41,412
Restructuring and reorganization	—	9,968	—

Total costs and expenses	329,729	330,111	312,359

Operating income	65,650	54,841	56,465
Equity in net income of affiliate(s)	7,092	7,637	6,677

Income from continuing operations before interest and income tax expense	72,742	62,478	63,142
Interest income	14	49	623
Interest expense	984	1,395	2,216

Income from continuing operations before income tax expense	71,772	61,132	61,549
Income tax expense	27,294	18,972	24,330

Income from continuing operations	44,478	42,160	37,219
Discontinued operations
Loss from discontinued operations, net of taxes	—	—	(462)
Gain on sale of discontinued operations, net of taxes	—	—	423

Total loss from discontinued operations, net of taxes	—	—	(39)

Net income	$44,478	$42,160	$37,180

Income per weighted-average common share
Basic
Continuing operations	$1.66	$1.59	$1.37
Discontinued operations	—	—	(0.00)

Net income	$1.66	$1.59	$1.37

Diluted
Continuing operations	$1.64	$1.58	$1.37
Discontinued operations	—	—	(0.00)

Net income	$1.64	$1.58	$1.36

Weighted-average common shares used in calculations
Basic	26,759	26,493	27,094
Potentially dilutive securities	346	183	165

Diluted	27,105	26,676	27,259

Dividends declared per common share outstanding	$0.40	$0.40	$0.40

Note: Certain per share data amounts may not total due to rounding.

ARBITRON INC.

Consolidated Statements of Stockholders’ Equity (Deficit)
Years Ended December 31, 2010, 2009, and 2008
(In thousands)

			Net
			Distributions
			to Parent	Retained		Accumulated
	Number of		Prior to	Earnings	Common Stock	Other	Total
	Shares	Common	March 31, 2001	Subsequent	Held in	Comprehensive	Stockholders’
	Outstanding	Stock	Spin-off	to Spin-off	Treasury	Loss	Equity (Deficit)

Balance at December 31, 2007	28,310	16,169	(239,042)	279,996	(2,014)	(6,909)	48,200
Net income	—	—	—	37,180	—	—	37,180
Other comprehensive income (loss)
Foreign currency translation	—	—	—	—	—	(1,087)	(1,087)
Retirement and post-retirement liabilities	—	—	—	—	—	(12,468)	(12,468)
Income tax benefit	—	—	—	—	—	5,238	5,238
Dividends declared	—	—	—	(10,826)	—	—	(10,826)
Common stock issued from treasury stock	347	—	—	10,065	164	—	10,229
Non-cash share-based compensation	—	—	—	8,406	9	—	8,415
Common stock repurchased	(2,247)	—	—	(98,876)	(1,123)	—	(99,999)
Increased tax benefits from share-based awards	—	—	—	830	—	—	830
Impact of SFAS No. 158 measurement date adoption
Service, interest, and expected return component				(207)			(207)
Amortization of prior service and actuarial loss component	—	—	—	(223)	—	223	—

Balance at December 31, 2008	26,410	16,169	(239,042)	226,345	(2,964)	(15,003)	(14,495)
Net income	—	—	—	42,160	—	—	42,160
Other comprehensive income (loss)
Foreign currency translation	—	—	—	—	—	(42)	(42)
Retirement and post-retirement liabilities	—	—	—	—	—	6,694	6,694
Income tax benefit	—	—	—	—	—	(2,631)	(2,631)
Dividends declared	—	—	—	(10,597)	—	—	(10,597)
Common stock issued from treasury stock	178	—	—	1,188	89	—	1,277
Non-cash share-based compensation	—	—	—	10,031	—	—	10,031
Reduced tax benefits from share-based awards	—	—	—	(1,822)	—	—	(1,822)

Balance at December 31, 2009	26,588	16,169	(239,042)	267,305	(2,875)	(10,982)	30,575
Net income	—	—	—	44,478	—	—	44,478
Other comprehensive income (loss)
Foreign currency translation	—	—	—	—	—	61	61
Retirement and post-retirement liabilities	—	—	—	—	—	1,763	1,763
Income tax benefit	—	—	—	—	—	(902)	(902)
Dividends declared	—	—	—	(10,711)	—	—	(10,711)
Common stock issued from treasury stock	467	—	—	5,650	233	—	5,883
Non-cash share-based compensation	—	—	—	6,478	—	—	6,478
Increased tax benefits from share-based awards	—	—	—	26	—	—	26

Balance at December 31, 2010	27,055	$16,169	$(239,042)	$313,226	$(2,642)	$(10,060)	$77,651

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2010, 2009, and 2008
(In thousands)

	2010	2009	2008

Net income	$44,478	$42,160	$37,180
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	(150)	(26)	(658)
Change in retirement liabilities, net of tax (expense) benefit of $(691), $(2,647), and $4,809 for 2010, 2009, and 2008, respectively	1,072	4,047	(7,659)

Other comprehensive income (loss)	922	4,021	(8,317)

Comprehensive income	$45,400	$46,181	$28,863

See accompanying notes to consolidated financial statements.

ARBITRON INC .

Consolidated Statements of Cash Flows
Years Ended December 31, 2010, 2009, and 2008
(In thousands)

	2010	2009	2008

Cash flows from operating activities
Net income	$44,478	$42,160	$37,180
Less: loss from discontinued operations, net of taxes	—	—	(39)

Income from continuing operations	44,478	42,160	37,219
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation and amortization of property and equipment	26,686	23,228	17,161
Amortization of intangible assets	822	141	302
Loss on asset disposals and impairments	3,011	2,088	1,598
Loss due to retirement plan settlements	1,222	1,803	1,670
Deferred income taxes	6,147	(1,690)	2,400
Reduced tax benefits on share-based awards	—	(1,822)	—
Equity in net income of affiliate(s)	(7,092)	(7,637)	(6,677)
Distributions from affiliate	7,425	9,000	8,100
Bad debt expense	1,375	2,723	1,636
Non-cash share-based compensation	6,478	10,031	8,415
Changes in operating assets and liabilities
Trade accounts receivable	(8,576)	(5,293)	(17,502)
Prepaid expenses and other assets	70	2,020	(7,026)
Accounts payable	(1,959)	(3,157)	5,352
Accrued expense and other current liabilities	(1,465)	312	1,471
Deferred revenue	(6,669)	(14,156)	(9,464)
Other noncurrent liabilities	(143)	(2,427)	1,426
Net operating activities from discontinued operations	—	—	(1,194)

Net cash provided by operating activities	71,810	57,324	44,887

Cash flows from investing activities
Additions to property and equipment	(30,425)	(31,681)	(32,005)
License of other intangible assets	(4,500)	—	—
Purchases of equity and other investments	(1,780)	(3,400)	(1,062)
Payments for business acquisition	(2,500)	—	(522)
Net investing activities from discontinued operations	—	—	2,123

Net cash used in investing activities	(39,205)	(35,081)	(31,466)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	7,560	988	10,331
Stock repurchases	—	—	(99,999)
Tax benefits realized from share-based awards	26	—	830
Dividends paid to stockholders	(10,667)	(10,584)	(11,022)
Change in bank overdraft payables	(3,833)	3,833	—
Borrowings under Credit Facility	10,000	33,000	140,000
Payments under Credit Facility	(25,000)	(50,000)	(67,000)

Net cash used in financing activities	(21,914)	(22,763)	(26,860)

Effect of exchange rate changes on cash and cash equivalents	17	79	(31)

Net decrease in cash and cash equivalents	10,708	(441)	(13,470)
Cash and cash equivalents at beginning of year	8,217	8,658	22,128

Cash and cash equivalents at end of year	$18,925	$8,217	$8,658

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

Basis of Consolidation

The consolidated financial statements of Arbitron Inc. (“Arbitron” or the “Company”) for the year ended December 31, 2010, reflect the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries: Arbitron Holdings Inc., Astro West LLC, Ceridian Infotech (India) Private Limited, Arbitron International, LLC, and Arbitron Technology Services India Private Limited. All significant intercompany balances and transactions have been eliminated in consolidation. The Company consummated the sale of CSW Research Limited (“Continental Research”) and Euro Fieldwork Limited, a subsidiary of Continental Research, on January 31, 2008. The financial information of Continental Research has been separately reclassified within the consolidated financial statements as a discontinued operation. See Note 3 for further information. Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period’s presentation.

Description of Business

Arbitron is a leading media and marketing information services firm, primarily serving radio, advertising agencies, cable and broadcast television, advertisers, retailers, out-of-home media, online media and, through the Company’s Scarborough Research (“Scarborough”) joint venture with The Nielsen Company, broadcast television and print media. The Company currently provides four main services: measuring and estimating radio audiences in local markets in the United States; measuring and estimating radio audiences of network radio programs and commercials; providing software used for accessing and analyzing our media audience and marketing information data; and providing consumer, shopping, and media usage information services.

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

Expense Recognition

Direct costs associated with the Company’s data collection, diary processing and deployment of the Company’s Portable People Metertm (PPMtm) ratings service are recognized when incurred and are included in cost of revenue. Selling, general, and administrative expenses are recognized when incurred. Research and development expenses consist primarily of expenses associated with the development of new products and customer software and other technical expenses including maintenance of operations and reporting systems.

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

Inventories

Inventories consist of PPM equipment held for resale to international licensees of the PPM service. The inventory is accounted for on a first-in, first-out (FIFO) basis, as included in prepaids and other current assets in the accompanying consolidated balance sheet.

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

Equity and Other Investments

Equity and other investments is accounted for using either the equity method or the cost method, depending upon the nature of the Company’s investment interests. The equity method is used when the Company has an ownership interest of 50% or less and the ability to exercise significant influence or has a majority ownership interest but does not have the ability to exercise effective control. The cost method is used when the Company has an ownership of 20% or less and does not have the ability to exercise significant influence.

Goodwill and Other Intangible Assets

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

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

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

Net Income per Weighted Average Common Share

The computations of basic and diluted net income per weighted-average common share for 2010, 2009, and 2008 are based on the Company’s weighted-average shares of common stock and potentially dilutive securities outstanding. Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period. As of December 31, 2010, 2009, and 2008, there were stock options to purchase 2,020,767, 2,852,161, and 1,713,557 shares of the Company’s common stock outstanding, respectively, of which stock options to purchase 1,179,840, 2,052,132, and 1,646,825 shares of the Company’s common stock, respectively, were excluded from the computation of the diluted net income per weighted-average common share, either because the stock options’ exercise prices were greater than the average market price of the Company’s common shares or assumed repurchases from proceeds from the stock options’ exercise were antidilutive.

Translation of Foreign Currencies

Financial statements of foreign subsidiaries are translated into United States dollars at current rates at the end of the period except that revenue and expenses are translated at average current exchange rates during each reporting period. Net translation exchange gains or losses and the effect of exchange rate changes on intercompany transactions of a long-term nature are recorded in accumulated other comprehensive loss in stockholders’ equity. Gains and losses from translation of assets and liabilities denominated in other than the functional currency of the operation are recorded in income as incurred.

Advertising Expense

The Company recognizes advertising expense the first time advertising takes place. Advertising expense for the years ended December 31, 2010, 2009 and 2008, was $1.0 million, $2.3 million and $1.8 million, respectively.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

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

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (i.e. “FASB”) issued Accounting Standards Update No. 2009-13 Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force (i.e. “ASU 2009-13”). This requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The management of the Company does not expect the impact of adopting this guidance to result in a material change to the Company’s financial statements.

3.	Discontinued Operation

On January 31, 2008, the sale of Continental Research was completed at a gain of $0.4 million. The results of operations and cash flow activity of Continental Research have been reclassified separately as a discontinued operation held for sale within the Company’s consolidated financial statements. The following table present key information associated with the operating results of the discontinued operations for the 2008 reporting period

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

presented in the Company’s income statement filed in this annual report on Form 10-K for the year ended December 31, 2010 (in thousands):

Year Ended
Results of Operations of Discontinued Operations	December 31, 2008

Revenue	$1,011

Operating loss	(791)
Net interest income	7

Loss before income tax benefit	(784)
Income tax benefit	322

Loss from discontinued operations, net of taxes	(462)
Gain on sale, net of taxes	423

Total loss from discontinued operations, net of tax	$(39)

4.	Equity and Other Investments

The Company’s equity and other investments consisted of the following (in thousands):

	December 31,	December 31,
	2010	2009

Scarborough	$13,205	$13,538

TRA preferred stock	5,180	3,400

Equity and other investments	$18,385	$16,938

The Company’s 49.5% investment in Scarborough Research (“Scarborough”), a Delaware general partnership, is accounted for using the equity method of accounting. The Company’s preferred stock investment in TRA Global, Inc., a Delaware corporation (“TRA”), is accounted for using the cost method of accounting. See Note 17 for further information regarding the Company’s TRA investment as of December 31, 2010. During the year ended December 31, 2008, investment in affiliates included the Company’s investment in Scarborough, as well as a 50.0% interest in Project Apollo LLC, a pilot national marketing research service. The Project Apollo investment was accounted for using the equity method of accounting and was terminated on June 30, 2008. The following table shows the investment activity for each of the Company’s affiliates during 2010, 2009, and 2008.

Summary of Investment Activity in Affiliates (in thousands)

	Year Ended December 31, 2010			Year Ended December 31, 2009			Year Ended December 31, 2008
								Project
	Scarborough	TRA	Total	Scarborough	TRA	Total	Scarborough	Apollo LLC	Total

Beginning balance	$13,538	$3,400	$16,938	$14,901	$—	$14,901	$14,420	$842	$15,262
Equity in net income (loss)	7,092	—	7,092	7,637	—	7,637	8,581	(1,904)	6,677
Distributions	(7,425)	—	(7,425)	(9,000)	—	(9,000)	(8,100)	—	(8,100)
Cash investments	—	1,780	1,780	—	3,400	3,400	—	1,062	1,062

Ending balance	$13,205	$5,180	$18,385	$13,538	$3,400	$16,938	$14,901	$—	$14,901

Under the Scarborough partnership agreement, the Company has the exclusive right to license Scarborough’s services to radio stations, cable companies, and out-of-home media, and a nonexclusive right to license Scarborough’s services to advertising agencies and advertisers. The Company pays a royalty fee to Scarborough based on a percentage of revenues. Royalties of $26.2 million, $25.8 million and $26.8 million for 2010, 2009, and

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

2008, respectively, are included in cost of revenue in the Company’s consolidated statements of income. Accrued royalties due to Scarborough as of December 31, 2010, and 2009, of $6.0 million and $5.4 million, respectively, are recorded in accrued expenses and other current liabilities in the consolidated balance sheets.

Scarborough’s revenue was $64.3 million, $64.1 million and $69.3 million in 2010, 2009 and 2008, respectively. Scarborough’s net income was $14.2 million, $15.3 million and $17.0 million, respectively in the same periods. Scarborough’s total assets and liabilities were $33.0 million and $2.1 million, and $32.6 million and $1.1 million, as of December 31, 2010, and 2009, respectively.

Prior to the termination of Project Apollo LLC on June 30, 2008, Project Apollo LLC’s revenue was $0.6 million for the year ended December 31, 2008. Project Apollo LLC’s net loss was $3.8 million for the year ended December 31, 2008.

5.	Property and Equipment

Property and equipment as of December 31, 2010, and 2009 consist of the following (in thousands):

	2010	2009

Purchased and internally developed software	$62,731	$53,811
Portable People Meter equipment	45,240	38,155
Computer equipment	21,231	19,946
Leasehold improvements	17,537	16,298
Machinery, furniture and fixtures	9,221	9,443

	155,960	137,653
Accumulated depreciation and amortization	(85,628)	(69,750)

Property and equipment, net	$70,332	$67,903

	For the Years Ended December 31,
Additional Information	2010	2009	2008

Depreciation and Amortization:
Cost of revenue	$24,778	$20,702	$15,086
Selling, general, and administrative	1,628	2,207	1,731
Research and development	280	319	344

Depreciation and amortization expense	$26,686	$23,228	$17,161

Impairment charges	$628	$—	$48
Interest capitalized during the year	$34	$52	$107

6.	Goodwill and Other Intangible Assets

Goodwill is measured for impairment annually as of January 1 at the reporting unit level. A valuation is also performed when conditions arise that management determines could potentially trigger an impairment. As of December 31, 2010, the Company had one reporting unit (“Arbitron reporting unit”) and as such all of the Company’s goodwill has been allocated to it. For these purposes, the Company’s estimate of the fair value of the Arbitron reporting unit is equal to the Company’s market capitalization value calculated as the closing price of the Company’s common stock on the New York Stock Exchange on the impairment valuation date times the number of shares of our common stock outstanding on that date. For the fiscal years ended December 31, 2010, and 2009, the Company has determined that the estimated fair value of the Arbitron reporting unit substantially exceeds its carrying value, and therefore, no impairment exists as of those dates.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

On March 23, 2010, the Company announced that it had entered into a licensing arrangement with Digimarc Corporation (“Digimarc”) to receive a non-exclusive, worldwide and irrevocable license to a substantial portion of Digimarc’s domestic and international patent portfolio. The Company paid $4.5 million for this other intangible asset, which is being amortized over 7.0 years.

On June 15, 2010, Astro West LLC, a wholly owned subsidiary of the Company, completed the purchase of the technology portfolio, trade name, and equipment of Integrated Media Measurement, Inc., now doing business as Audience Measurement Technologies, Inc. The Company paid $2.5 million for the acquisition of these assets, which included $1.8 million in other intangible assets, $0.3 million in computer equipment, and $0.4 million of goodwill. The acquired other intangible assets are being amortized over 5.0 years.

The weighted average amortization period for the other intangible assets acquired during the year ended December 31, 2010 was 6.4 years.

Other intangible assets are being amortized to expense over their estimated useful lives. The following table presents additional information regarding the Company’s other intangible assets (in thousands):

Other intangible assets

	December 31, 2010
	Acquired
	software and	Patent
	trademarks	licenses	Customer lists	Total

Gross balance	$1,785	$4,500	$1,413	$7,698
Accumulated Amortization	(193)	(487)	(746)	(1,426)

Net	$1,592	$4,013	$667	$6,272

	December 31, 2009
	Acquired
	software and	Patent
	trademarks	licenses	Customer lists	Total

Gross balance	$—	$—	$1,413	$1,413
Accumulated Amortization	—	—	(604)	(604)

Net	$—	$—	$809	$809

	2010	2009	2008

Amortization expense for other intangible assets	$822	$141	$302

Future amortization expense for other intangible assets is estimated to be as follows:

Amount

2011	$1,141
2012	$1,141
2013	$1,141
2014	$1,142
2015	$909
Thereafter	$798

As of December 31, 2010, and 2009, the Company had no intangible assets with indefinite useful lives.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

7.	Restructuring and Reorganization Initiative

During the first quarter of 2009, the Company implemented a restructuring, reorganization and expense reduction plan (the “Plan”). The Plan included reducing the Company’s full-time workforce by approximately 10 percent. The Company incurred $10.0 million of restructuring charges during 2009, related principally to severance, termination benefits, outplacement support, retirement plan settlement charges and certain other expenses that were incurred as part of the Plan. No additional charges were incurred in 2010.

The following table presents additional information regarding the restructuring and reorganization activity for 2010 and 2009 (in thousands):

Restructuring and Reorganization	2010	2009

Beginning liability as of January 1,	$482	$—
Costs incurred and charged to expense	—	9,968
Costs paid during the year	(482)	(7,683)
Less: non-cash charges	—	(1,803)

Ending liability as of December 31,	$—	$482

The ending restructuring and reorganization liability balance as of December 31, 2009 is included in the accrued expenses and other current liabilities on the Company’s consolidated balance sheet.

8.	Prepaids and Other Current Assets

Prepaids and other current assets as of December 31, 2010, and 2009, consist of the following (in thousands):

	December 31,	December 31,
	2010	2009

Prepaid income taxes	$5,518	$2,458
Survey participant incentives and prepaid postage	2,441	2,172
Insurance recovery receivables	601	4,391
Other	2,772	2,810

Prepaids and other current assets	$11,332	$11,831

During 2008, the Company became involved in two securities-law civil actions and a governmental interaction primarily related to the commercialization of our PPM service, which the management of the Company believes are covered by the Company’s Directors and Officers insurance policy. As of December 31, 2010, 2009, and 2008, the Company incurred-to-date $9.7 million, $8.8 million and $6.2 million, respectively, in legal fees and costs in defense of its positions related thereto. The Company reported $0.9 million, $0.7 million and a $4.8 million in estimated gross insurance recoveries as reductions to selling, general and administrative expense during the years ended December 31, 2010, 2009, and 2008, respectively. These reductions partially offset the $0.9 million, $2.6 million and $6.2 million in related legal fees recorded during 2010, 2009, and 2008, respectively. As of December 31, 2010, the Company had received $5.9 million in insurance reimbursements related to these legal actions. As of December 31, 2010 and 2009, the Company’s insurance claims receivable related to these legal actions was $0.6 million and $3.5 million, respectively.

During 2009 and 2008, the Company incurred $2.7 million in business interruption losses and damages as a result of Hurricane Ike. As of December 31, 2010, approximately $1.6 million in insurance reimbursement proceeds were received. No insurance reimbursements were expected to be received subsequent to December 31, 2010. As of December 31, 2009, the Company’s insurance claims receivable estimate related to Hurricane Ike was $0.9 million.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2010, and 2009, consist of the following (in thousands):

	2010	2009

Employee compensation and benefits	$15,914	$20,089
Royalties due to Scarborough	5,996	5,448
Dividend payable	2,697	2,646
Other	3,063	2,580

	$27,670	$30,763

10.	Current and Long-term Debt

On December 20, 2006, the Company entered into an agreement with a consortium of lenders to provide up to $150.0 million of financing to the Company through a five-year, unsecured revolving credit facility (the “Credit Facility”) expiring on December 20, 2011. The agreement contains an expansion feature to increase the total financing available under the Credit Facility by up to $50.0 million to an aggregate of $200.0 million. Such increased financing would be provided by one or more existing Credit Facility lending institutions, subject to the approval of the lending banks, and/or in combination with one or more new lending institutions, subject to the approval of the Credit Facility’s administrative agent. The Credit Facility includes a $15.0 million maximum letter of credit commitment. As of December 31, 2010, and 2009, the outstanding borrowings under the Credit Facility were $53.0 million and $68.0 million, respectively.

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

Interest paid in 2010, 2009, and 2008, was $0.9 million, $1.4 million, and $2.3 million, respectively. Interest capitalized in 2010, 2009, and 2008 was less than $0.1 million in 2010 and $0.1 million in each of 2009 and 2008, respectively. Non-cash amortization of deferred financing costs classified as interest expense in 2010, 2009, and 2008, was $0.1 million for each of the three years. The interest rate on outstanding borrowings as of December 31, 2010, and 2009, was 0.83% and 1.03%, respectively.

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

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2010, based upon these financial covenants, there was no default or limit on the Company’s ability to borrow the unused portion of the Credit Facility.

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

Under the terms of the Credit Facility, all of the Company’s material domestic subsidiaries, if any, guarantee the commitment. As of December 31, 2010, and 2009, the Company had no material domestic subsidiaries as defined by the terms of the Credit Facility. As of December 31, 2010, and 2009, the Company was in compliance with the terms of its Credit Facility.

11.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of December 31, 2010, and 2009 were as follows (in thousands):

	2010	2009

Retirement plan liabilities, net of tax	$(9,600)	$(10,672)
Foreign currency translation	(460)	(310)

Accumulated other comprehensive loss	$(10,060)	$(10,982)

12.	Commitments and Contingencies

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

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

A summary of rental expense for the three years ended December 31, 2010, 2009, and 2008, is presented below, as well as the future minimum lease commitments under noncancelable operating leases having an initial term of more than one year (in thousands):

	2010	2009	2008

Summary of rental expense
Minimum rentals	$9,088	$9,724	$9,854
Less: Sublease rentals	(938)	(859)	(836)

Rental expense	$8,150	$8,865	$9,018

Summary of future lease commitments
2011	$8,125
2012	7,711
2013	6,113
2014	5,002
2015	5,142
Thereafter	16,069

Minimum payments required(a)	$48,162

(a)	Minimum payments have not been reduced by sublease rentals of $3,007 due in the future under noncancelable subleases.

Legal Matters

The Company is involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. Legal costs for services rendered in the course of these proceedings are charged to expense as they are incurred.

As of December 31, 2010 and 2009, the Company recorded an estimated contingent loss of $0.5 million on the Company’s consolidated balance sheet as a result of a number of significant legal actions and governmental interactions primarily related to the commercialization of our PPM service.

13.	Income Taxes

The provision for income taxes on continuing operations is based on income recognized for consolidated financial statement purposes and includes the effects of permanent and temporary differences between such income and income recognized for income tax return purposes. As a result of the reverse spin-off from Ceridian, deferred tax assets consisting of net operating loss (“NOL”) and credit carryforwards were transferred from Ceridian to the Company, along with temporary differences related to the Company’s business. The NOL carryforwards will expire in various amounts from 2011 to 2029.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

The components of income from continuing operations before income tax expense and a reconciliation of the statutory federal income tax rate to the income tax rate on income from continuing operations before income tax expense for the years ended December 31, 2010, 2009 and 2008 are as follows (dollars in thousands):

	2010	2009	2008

Income from continuing operations before income tax expense:
U.S.	$70,657	$59,853	$61,898
International	1,115	1,279	(349)

Total	$71,772	$61,132	$61,549

Income tax expense:
Current:
U.S.	$18,706	$18,464	$19,628
State, local and foreign	2,441	2,198	2,302

Total	21,147	20,662	21,930

Deferred:
U.S.	3,700	1,310	469
State, local and foreign	2,447	(3,000)	1,931

Total	6,147	(1,690)	2,400

	$27,294	$18,972	$24,330

U.S. statutory rate	35.0%	35.0%	35.0%

Income tax expense at U.S. statutory rate	$25,120	$21,396	$21,542
State income taxes, net of federal benefit	2,834	2,904	2,770
Meals and entertainment	187	199	294
Foreign tax credit and capital loss carryforward	—	—	282
Decrease in valuation allowance for foreign tax credit and capital loss	(169)	—	(282)
State NOL’s recognized	—	(4,801)	—
Adjustments to tax liabilities	202	207	257
Other	(880)	(933)	(533)

Income tax expense	$27,294	$18,972	$24,330

Effective tax rate	38.0%	31.0%	39.5%

The effective tax rate on continuing operations was 38.0% for the year ended December 31, 2010. The effective tax rate increased from 31.0% in 2009 to 38.0% in 2010 primarily due to a state tax benefit recognized resulting from a favorable state tax ruling received during the fourth quarter of 2009.

In July 2008, the Indian government approved the Company’s application to conduct business in a Special Economic Zone (SEZ) providing for zero percent taxation on certain classes of income when certain conditions are met. We were in compliance with these conditions as of December 31, 2010. The earnings from our foreign operations in India are subject to a tax holiday which expires in fiscal year 2013. A deferred tax liability was recognized for the cumulative undistributed earnings which the Company does not expect to permanently reinvest outside of the U.S. Therefore, the Company’s reduction to tax expense due to the tax holiday in India was immaterial during fiscal years 2010 and 2009.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the activity related to the Company’s unrecognized tax benefits as of December 31, 2010, and 2009 (in thousands):

	2010	2009

Balance at January 1	$2,210	$1,420
Increases related to current year tax positions	270	436
(Decreases) Increases related to prior years’ tax positions	(353)	541
Expiration of the statute of limitations for the assessment of taxes	(231)	(187)

Balance at December 31	$1,896	$2,210

During 2010, certain liabilities for tax contingencies related to prior periods were recognized. Certain other liabilities were reversed due to the settlement and completion of income tax audits and returns and the expiration of audit statutes during the year. The Company’s net unrecognized tax benefits for these changes and other items decreased by $0.3 million to $1.9 million as of December 31, 2010. If recognized, the $1.9 million of unrecognized tax benefits would reduce the Company’s effective tax rate in future periods.

The Company accrues potential interest and penalties and recognizes income tax expense where, under relevant tax law, interest and penalties would be assessed if the uncertain tax position ultimately were not sustained. The Company has recorded a liability for potential interest and penalties of $0.1 million as of December 31, 2010.

Management determined it is reasonably possible that certain unrecognized tax benefits as of December 31, 2010, will decrease during the subsequent 12 months due to the expiration of statutes of federal and state limitations and due to the settlement of certain state audit examinations. The estimated decrease in these unrecognized federal tax benefits and the estimated decrease in unrecognized tax benefits from various states are both immaterial.

The Company files numerous income tax returns, primarily in the United States, including federal, state, and local jurisdictions, and certain foreign jurisdictions. Tax years ended December 31, 2007 through December 31, 2009, remain open for assessment by the Internal Revenue Service. Generally, the Company is not subject to state, local, or foreign examination for years prior to 2005. However, tax years 1992 through 2004 remain open for assessment for certain state taxing jurisdictions where NOL carryforwards were utilized on income tax returns for such states since 2005.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

Temporary differences and the resulting deferred income tax assets as of December 31, 2010, and 2009, were as follows (in thousands):

	2010	2009

Deferred tax assets
Current deferred tax assets
Accruals	$3,315	$3,688
Net operating loss carryforwards	1,443	1,294

	4,758	4,982
Noncurrent deferred tax assets
Benefit plans	$8,744	$9,191
Depreciation	649	701
Accruals	1,192	782
Net operating loss carryforwards	1,575	2,440
Share-based compensation	5,742	6,595
Partnership interest	2,002	2,024
Other	724	1,006

	20,628	22,739
Less valuation allowance	(163)	(332)

Total deferred tax assets	25,223	27,389
Deferred tax liabilities
Noncurrent deferred tax liabilities
Goodwill and other intangible amortization	$(19,858)	$(16,151)
Benefit plans	(2,431)	(1,672)
Other	(871)	(454)

Total deferred tax liabilities	(23,160)	(18,277)

Net deferred tax assets	$2,063	$9,112

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which the temporary differences become deductible and before tax credits or net operating loss carryforwards expire. Management considered the historical results of the Company during the previous three years and projected future U.S. and foreign taxable income and determined that a valuation allowance of $0.2 million and $0.3 million was required as of December 31, 2010 and 2009, respectively, for certain capital loss and foreign tax credit carryforwards.

Income taxes paid on continuing operations in 2010, 2009, and 2008 were $24.9 million, $23.7 million, and $19.8 million, respectively.

14.	Retirement Plans

Adoption of Measurement Date Provisions

The Company adopted revised defined benefit plan measurement provisions as of December 31, 2008, which required that the measurement date coincide with the date of the Company’s fiscal year-end statement of financial position. For the years ended December 31, 2010 and 2009, the Company’s measurement period was the 12 months

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

ended December 31, 2010 and 2009, respectively. For the year ended December 31, 2008, the Company recognized an adjustment to retained earnings associated with the first three months of transition within the 15 month measurement period ended December 31, 2008.

Recognition of Retirement Plan Settlements

In accordance with our retirement plan provisions, participants may elect, at their option, to receive their retirement benefits either in a lump sum payment or an annuity. If the lump sum distributions paid during the plan year exceed the total of the service cost and interest cost for the plan year, any unrecognized gain or loss in the plan should be recognized for the pro rata portion equal to the percentage reduction of the projected benefit obligation. The following table shows the income statement line items impacted by the recognition of the settlement charges in 2010, 2009, and 2008:

	(Dollars in thousands)
	2010	2009	2008

Cost of revenue	$—	$—	$885
Selling, general, and administrative	1,222	—	484
Research and development	—	—	301
Restructuring and reorganization	—	1,803	—

Total costs and expenses	$1,222	$1,803	$1,670

Pension Benefits

Certain of the Company’s U.S. employees participate in a defined benefit pension plan that closed to new participants effective January 1, 1995. Benefits under the plan for most eligible employees are calculated using the highest five-year average salary of the employee. Employees participate in this plan by means of salary reduction contributions. Vested benefits are based on an employee’s expected date of retirement. Retirement plan funding amounts are based on independent consulting actuaries’ determination of the Employee Retirement Income Security Act of 1974 funding requirements.

For purposes of measuring the Company’s benefit obligation as of December 31, 2010, and 2009, a discount rate of 5.09% and 5.52%, respectively, was used. These discount rates were chosen using an analysis of the Hewitt Bond Universe yield curve that reflects the plan’s projected cash flows. The fair value of plan assets increased by $2.3 million as of December 31, 2010, as compared to December 31, 2009, as investment gains exceeded benefits paid during the year. In addition, the plan’s projected benefit obligation increased by a net amount of $1.9 million, due partially to the use of a lower discount rate as of December 31, 2010. The Company’s projected benefit obligations exceeded plan assets by $9.8 million and $10.2 million as of December 31, 2010, and 2009, respectively. Pension cost, excluding any pension settlement charges incurred during the year, was $1.5 million, $1.5 million and $1.1 million for 2010, 2009, and 2008, respectively.

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

The investment portfolio contains a diversified blend of common collective trust fund investments, which include both equity and fixed income type investments. Equity investments are diversified across U.S. and

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

non-U.S. stocks, as well as growth and value stocks. Fixed income investments are diversified across asset-backed and mortgage-backed securities, U.S. treasury securities, and corporate bonds. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and periodic investment performance reviews.

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

The fair values of the Company’s pension plan assets at December 31, 2010, and 2009, by asset category are as follows (in thousands):

	As of December 31, 2010
		Quoted
		Prices in	Significant	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Asset Category	Total Fair Value	Level 1	Level 2	Level 3

Collective investment funds
Fixed income(a)	$10,626	$—	$10,626	$—
U.S. equity growth	6,607	—	6,607	—
U.S. equity value	6,622	—	6,622	—
Foreign equity	2,658	—	2,658	—
Money market fund	345	345	—	—

Pension assets at December 31, 2010	$26,858	$345	$26,513	$—

(a)	As of December 31, 2010, the fixed income fund consisted of a 35% investment in asset and mortgage-backed securities, a 41% investment in U.S. treasury securities, and a 24% investment in corporate bonds.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

	As of December 31, 2009
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

The components of net periodic cost and other comprehensive loss for the years ended December 31, 2010, 2009, and 2008, are as follows (in thousands):

Net Periodic Cost	2010	2009	2008

Service cost of benefits	$731	$790	$783
Interest cost	1,883	1,847	2,026
Expected return on plan assets	(2,118)	(2,172)	(2,423)
Amortization of net actuarial loss	1,052	992	728
Amortization of prior service cost	—	22	22

Total	$1,548	$1,479	$1,136

Other changes in plan assets and projected benefit obligation recognized in other comprehensive loss
Net actuarial loss (gain) arising this year	281	(2,295)	12,229
Actuarial loss charged to expense due to settlement	—	(1,521)	(1,670)
Net actuarial loss amortized this year	(1,052)	(992)	(728)
Prior service cost amortized this year	—	(22)	(22)

Recognized in other comprehensive (loss) income	(771)	(4,830)	9,809

Recognized in net periodic pension cost and other
comprehensive (loss) income	$777	$(3,351)	$10,945

Measurement date change adjustment recognized directly into accumulated other comprehensive loss
Net actuarial loss	N/A	N/A	$(182)
Prior service cost	N/A	N/A	$(6)

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

The Company’s estimate for contributions to be paid in 2011 is $2.2 million. The expected benefit payments are as follows (in thousands):

2011	$1,929
2012	$1,810
2013	$1,946
2014	$2,039
2015	$2,092
2016 – 2020	$12,867

The accumulated benefit obligation for the defined benefit pension plan was $32.6 million and $30.1 million as of December 31, 2010, and 2009, respectively.

The funded status of the plan as of the measurement dates of December 31, 2010, and 2009, and the change in funded status for the measurement periods ended December 31, 2010, and 2009, are shown in the accompanying table for the Company’s pension plan, along with the assumptions used in the calculations (dollars in thousands):

	Pension Plan
	2010	2009

Change in projected benefit obligation
At beginning of year	$34,760	$36,302
Service cost	731	790
Interest cost	1,883	1,847
Plan participants’ contributions	231	284
Actuarial (gain) loss	965	(420)
Benefits paid	(1,880)	(4,043)

At end of year	$36,690	$34,760

Change in fair value of plan assets
At beginning of year	$24,587	$22,337
Actual return on plan assets	2,802	4,047
Employer contribution	1,118	1,962
Plan participants’ contributions	231	284
Benefits paid	(1,880)	(4,043)

At end of year	$26,858	$24,587

Funded status — net pension liability at year end	$(9,832)	$(10,173)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$13,665	$14,436
Estimated amounts of accumulated other comprehensive loss to be recognized as net periodic cost during the subsequent year
Net actuarial loss	$1,370	$1,052
Weighted-average assumptions
Discount rate — components of cost	5.52%	5.37%
Discount rate — benefit obligations	5.09%	5.52%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	N/A	N/A

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

Supplemental Retirement Benefits

During the years ended December 31, 2010, 2009, and 2008, the Company sponsored two nonqualified, unfunded supplemental retirement plans; the Benefit Equalization Plan and the Supplemental Executive Retirement Plan (“BEP” and “SERP” respectively or “Supplemental Plans” combined). The purpose of the BEP is to ensure that pension plan participants will not be deprived of benefits otherwise payable under the pension plan but for the operation of the provisions of Internal Revenue Code sections 415 and 401. The accumulated benefit obligation for the BEP as of December 31, 2010, and 2009, was $2.9 million and $4.5 million, respectively. The SERP is a supplemental retirement plan for a former chief executive officer, who retired from the Company on December 31, 2009. The Company’s $0.7 million SERP obligation was paid during 2010, as was the $2.5 million portion of the BEP obligation related to the former chief executive officer. The accumulated benefit obligation for the SERP as of December 31, 2009, was $0.7 million.

As of December 31, 2010, and 2009, prepaid pension cost related to the BEP of $0.2 million and $0.1 million, respectively, was held in a benefit protection trust and included in other noncurrent assets in the consolidated balance sheets. The Company’s estimate for contributions to be paid for the BEP in 2011 is $0.2 million. The expected benefit payments for the BEP is as follows (in thousands):

2011	$160
2012	$160
2013	$160
2014	$160
2015	$190
2016 – 2020	$959

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

The components of net periodic cost and other comprehensive (loss) income for the Supplemental Plans for the years ended December 31, 2010, 2009, and 2008 are as follows (in thousands):

Net periodic cost	2010	2009	2008

Service cost of benefits	$16	$93	$118
Interest cost	192	318	234
Amortization of net actuarial loss	148	431	184
Amortization of prior service credit	—	(16)	(22)

Total	$356	$826	$514

Other changes in plan assets and projected benefit obligation recognized in other comprehensive loss (income)
Net actuarial loss (gain) arising this year	$493	$(1,104)	$2,726
Net actuarial loss amortized this year	(148)	(431)	(184)
Actuarial loss due to settlement	(1,222)	(267)	—
Prior service credit due to curtailment	—	6	—
Prior service credit amortized this year	—	16	22

Recognized in other comprehensive (loss) income	$(877)	$(1,780)	$2,564

Recognized in net periodic cost and other comprehensive (loss) income	$(521)	$(954)	$3,078

Measurement date change adjustment recognized directly into accumulated other comprehensive loss
Net actuarial loss	N/A	N/A	$(33)
Prior service cost	N/A	N/A	$6

The funded status as of the measurement dates of December 31, 2010, and 2009, and the change in funded status for the measurement periods ended December 31, 2010, and 2009 are shown in the accompanying table for

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

the Company’s supplemental retirement plans, along with the assumptions used in the calculations (dollars in thousands):

	Supplemental Retirement Plans
	2010	2009

Change in projected benefit obligation
At beginning of year	$5,720	$7,028
Service cost	16	93
Interest cost	192	318
Plan participants’ contributions	6	26
Actuarial gain (loss)	493	(1,104)
Benefits paid	(3,223)	(662)
Curtailment	—	21

At end of year	$3,204	$5,720

Change in fair value of plan assets
At beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contribution	3,217	636
Plan participants’ contributions	6	26
Benefits paid	(3,223)	(662)

At end of year	$—	$—

Funded status — net liability at year end	$(3,204)	$(5,720)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$1,552	$2,429
Estimated amounts of accumulated other comprehensive loss to be recognized as net periodic cost during the subsequent year
Net actuarial loss	$153	$214
Weighted-average assumptions
Discount rate
Components of cost	5.52%	5.37%
Benefit obligations	5.09%	5.52%
Expected return on plan assets	N/A	N/A
Rate of compensation increase	N/A	N/A

The Company’s postretirement benefit liability was $1.8 million and $1.8 million as of December 31, 2010, and 2009, respectively. The Company’s postretirement benefit expense was $0.2 million for each of the years ended December 31, 2010, 2009, and 2008. The postretirement plan is unfunded.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

The Company expects to make $0.1 million in contributions in 2011. The expected benefit payments are as follows (in thousands):

2011	$131
2012	$128
2013	$135
2014	$150
2015	$162
2016-2020	$751

The components of net periodic pension cost and other comprehensive loss (income) for the years ended December 31, 2010, 2009, and 2008, are as follows (in thousands):

Net Periodic Cost	2010	2009	2008

Service cost of benefits	$38	$49	$41
Interest cost	89	92	94
Amortization of net actuarial loss	36	43	34

Total	$163	$184	$169

Other changes in plan assets and projected benefit obligation recognized in other comprehensive (loss) income
Net actuarial loss (gain) arising this year	$(79)	$(41)	$129
Net actuarial loss amortized this year	(36)	(43)	(34)

Recognized in other comprehensive (loss) income	$(115)	$(84)	$95

Recognized in net periodic cost and other comprehensive (loss) income	$48	$100	$264

Measurement date change adjustment recognized directly into accumulated other comprehensive loss
Net actuarial loss	N/A	N/A	$(8)

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

The accompanying table presents the balances of and changes in the aggregate benefit obligation as of the measurement dates of December 31, 2010, and 2009 (in thousands):

	Postretirement Plan
	2010	2009

Change in benefit obligation during the year
At beginning of year	$1,783	$1,750
Service cost	38	49
Interest cost	89	92
Plan participants’ contributions	59	47
Actuarial gain	(79)	(41)
Benefits paid	(53)	(114)

At end of year	$1,837	$1,783

Change in fair value of plan assets
At beginning of year	$—	$—
Employer contribution	(6)	67
Plan participants’ contributions	59	47
Benefits paid	(53)	(114)

At end of year	$—	$—

Funded status — net liability at year end	$(1,837)	$(1,783)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$411	$526
Estimated amounts of accumulated other comprehensive loss to be recognized as net periodic cost during the subsequent year
Net actuarial loss	$25	$36
Weighted-average assumptions
Discount rate
Components of cost	5.17%	5.37%
Benefit obligations	4.56%	5.17%
Expected return on plan assets	N/A	N/A
Rate of compensation increase	N/A	N/A

The assumed health care cost trend rate used in measuring the post retirement benefit obligation was 8.50% for pre-age 65 and post-age 65 in 2010, with pre-age and post-age 65 rates declining to an ultimate rate of 5.00% in 2017. A 1.0% change in this rate would change the benefit obligation by up to approximately $0.2 million and the aggregate service and interest cost by less than $0.1 million.

401(k) Plan

The Company’s employees may participate in a defined contribution plan that is sponsored by the Company. The plan generally provides for employee salary deferral contributions of up to 17% of eligible employee compensation. Under the terms of the plan, the Company contributes a matching contribution of 50% up to a maximum of 3% of eligible employee compensation related to employees who are pension participants and up to a maximum of 6% of eligible employee compensation related to employees who are not pension participants. The employer may also make an additional discretionary matching contribution of up to 30% up to the maximum. The

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

Company’s costs with respect to its contributions to the defined contribution plan were $2.1 million, $2.0 million and $2.7 million in 2010, 2009, and 2008, respectively.

15.	Share-Based Compensation

The following table sets forth information with regard to the income statement recognition of share-based compensation (in thousands):

	2010	2009	2008

Cost of revenue	$418	$451	$756
Selling, general and administrative	5,767	9,438	7,131
Research and development	293	142	528

Share-based compensation	$6,478	$10,031	$8,415

The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2.5 million, $3.9 million, and $3.3 million for the years ended December 31, 2010, 2009, and 2008, respectively. There was no capitalized share-based compensation cost recorded during the years ended December 31, 2010, 2009, and 2008. The increase (decrease) in net excess tax benefits realized for the tax deductions from stock options exercised and stock awards vesting during the year was less than $0.1 million for the year ended December 31, 2010, ($1.8) million, and $0.8 million for the years ended December 31, 2009, and 2008, respectively.

The Company currently has two active stock incentive plans (“SIP” individually or “SIPs” collectively) from which awards of stock options, nonvested share awards and performance awards are available for grant to eligible participants: the 2001 SIP, a non-stockholder-approved plan; and the 2008 Equity Compensation Plan, a stockholder-approved plan. On May 25, 2010, the Company’s stockholders approved the amended and restated 2008 Equity Compensation Plan, including an increase of 2,200,000 shares of common stock for issuance thereunder, the extension of the 2008 Plan term, and the addition of performance criteria to facilitate the granting of performance-based compensation. The maximum amount of share awards authorized to be issued under this plan is 4,700,000 shares of the Company’s common stock and of this amount, a maximum of 4,700,000 shares of the Company’s common stock are authorized to be issued for performance-based awards. The expiration date of the 2008 Equity Compensation Plan is May 25, 2020.

The Company’s SIPs permit the grants of share-based awards, including, among others, stock options and nonvested share awards, and performance awards. The Company believes that such awards align the interests of its employees with those of its stockholders. Eligible recipients in the SIPs include all employees of the Company and any nonemployee director, consultant and independent contractor of the Company. The Company’s policy for issuing shares upon exercise of stock options or the vesting of its share awards and/or conversion of deferred stock units under all of the Company’s SIPs is to issue new shares of common stock, unless treasury stock is available at the time of exercise or conversion. As of December 31, 2010, shares available for grant were 1,905 shares and 3,224,359 shares, under the 2001 and 2008 plans, respectively.

For share-based arrangements granted subsequent to January 1, 2006, the Company accelerates expense recognition if retirement eligibility affects the vesting of the award.

Stock Options

Stock options awarded to employees under the SIPs generally vest annually over a three-year period, have a 10-year term and have an exercise price of not less than the fair market value of the Company’s common stock at the date of grant. Stock options granted to continuing directors under the SIPs generally vest upon the date of grant, are generally exercisable six months after the date of grant, have a 10-year term and an exercise price of not less than the fair market value of the Company’s common stock at the date of grant.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

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

The fair value of each option granted during the years ended December 31, 2010, 2009 and 2008, was estimated on the date of grant using a Black-Scholes option valuation model that used the assumptions noted in the following table:

Assumptions for Options Granted to
Employees and Nonemployee Directors	2010	2009	2008

Expected volatility	35.56 - 39.89%	31.88 - 35.31%	23.99 - 31.31%
Expected dividends	1.50 - 1.80%	1.91 - 2.95%	1.00 - 3.00%
Expected term (in years)	4.50 - 6.50	5.75 - 6.25	5.50 - 6.00
Risk-free rate	1.73 - 3.29%	2.13 - 2.94%	1.44 - 3.44%
Weighted-average volatility	37.76%	33.96%	25.26%
Weighted-average dividends	1.75%	2.22%	1.01%
Weighted-average term (in years)	5.43	5.96	5.93
Weighted-average risk-free rate	2.45%	2.47%	2.90%
Weighted-average grant date fair value	$7.33	$5.31	$11.40

A summary of option activity under the SIPs as of December 31, 2010, and changes during the year then ended, is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
Options	Shares	Exercise Price	Term (Years)	(In thousands)

Outstanding at January 1, 2010	2,852,161	$28.69
Granted	297,905	22.93
Exercised	(302,700)	20.07
Forfeited or expired	(826,599)	21.26

Outstanding at December 31, 2010	2,020,767	$32.17	6.38	$20,581

Vested or expected to vest at December 31, 2010	1,994,641	$32.30	6.35	$19,600

Exercisable at December 31, 2010	1,337,156	$37.66	5.23	$6,722

As of December 31, 2010, there was $2.5 million of total unrecognized compensation cost related to options granted under the SIPs. This aggregate cost is expected to be recognized over a weighted-average period of 1.7 years.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

	2010	2009	2008
	(In thousands)

Intrinsic value of stock options exercised	$3,725	$3	$3,688
Cash received from stock options exercised	$6,076	$68	$9,071

Nonvested Share Awards

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

A summary of the status of the Company’s nonvested share service awards as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below:

		Weighted-Average
Nonvested Share Service Awards	Shares	Grant-Date Fair Value

Outstanding at January 1, 2010	379,969	$23.45
Granted	9,415	25.89
Vested	(87,122)	28.92
Cancellations	(133,059)	23.07

Nonvested at December 31, 2010	169,203	$21.07

Expected to vest at December 31, 2010	163,103	$21.07

As of December 31, 2010, there was $2.8 million of total unrecognized compensation cost related to nonvested service awards granted under the SIPs. This aggregate unrecognized cost for nonvested service awards is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of share awards vested, using the fair value on vest date, during the years ended December 31, 2010, 2009, and 2008, was $2.3 million, $2.0 million, and $2.0 million, respectively.

Performance awards.  During the year ended December 31, 2010, the Company granted nonvested performance awards, which (i) were issued at the fair market value of the Company’s common stock on the date of grant, (ii) will expire without vesting if the performance measure is not satisfied by the first anniversary date of the grant, and (iii) will, if the performance measure is satisfied, vest in four equal annual installments beginning on the first anniversary date of the grant. The Company’s nonvested performance awards provide for accelerated vesting if (i) there is a change in control of the Company and (ii) the participant’s employment terminates during the 24-month period following the effective date of the change in control for one of the reasons specified in the performance-based restricted stock unit agreement.

Compensation expense is recognized using the fair market value of the Company’s common stock on the date of grant as the nonvested performance awards vest and under the assumption that the performance goal will be achieved. If such goal is not met, no compensation cost is recognized and any previously recognized compensation cost is reversed.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

		Weighted-Average Grant-Date
Nonvested Share Performance Awards	Shares	Fair Value

Outstanding at January 1, 2010	—	—
Granted	91,553	25.76
Vested	—	—
Cancellations	(12,579)	22.17

Nonvested at December 31, 2010	78,974	$26.33

Expected to vest at December 31, 2010	76,130	$26.37

As of December 31, 2010, there was $1.3 million of total unrecognized compensation cost related to nonvested performance awards granted under the SIPs. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 3.2 years. No shares of performance awards have vested.

Deferred Stock Units

Service award grant to CEOs.  A deferred stock unit (“DSU”) service award was issued by the Company at the fair market value of the Company’s stock on the date of grant, and vests annually over a four-year period on each anniversary date of the date of grant. The deferred stock unit award is convertible into shares of the Company’s common stock following the holder’s termination of employment. The Company’s DSU service award provides for accelerated vesting upon termination without cause or retirement as defined in the CEO’s employment agreement. The DSU service awards that were issued by the Company to a former CEO prior to 2010 vested on December 31, 2009 and were converted into shares of the Company’s common stock in July 2010.

During the year ended December 31, 2010, 60,144 shares of a DSU service award were granted to the Company’s CEO. As of December 31, 2010, there was $0.8 million of total unrecognized compensation cost related to this service award. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 1.0 years. As of December 31, 2010, no shares of this DSU service award have vested or been cancelled.

Performance award grant to CEO.  During the year ended December 31, 2010, the Company granted a DSU performance award which (i) was issued at the fair market value of the Company’s common stock on the date of grant, (ii) will expire without vesting if the performance measure is not satisfied by the first anniversary date of the grant, (iii) will, if the performance measure is satisfied, vest in four equal annual installments beginning on the first anniversary date of the grant, and (iv) provides for accelerated vesting upon termination without cause or retirement as defined in the CEO’s employment agreement. This DSU performance award is convertible to shares of the Company’s common stock, subsequent to termination of employment.

During the year ended December 31, 2010, 23,004 shares of a DSU performance award were granted to the Company’s CEO. As of December 31, 2010, there was $0.2 million of total unrecognized compensation cost related to this performance award granted under the SIPs to the Company’s CEO. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 1.0 years. As of December 31, 2010, no shares of this performance award have vested or been cancelled.

Awards for service on Board of Directors (“Board”).  DSUs granted for retainer fees and meeting attendance fees that the individual Board members elect to receive in the form of DSUs rather than cash vest immediately upon grant, are convertible to shares of common stock subsequent to their termination of service as a director, and are issued at the fair market value of the Company’s stock upon the date of grant. Initial grants issued to new directors vest annually over three years. Beginning in 2010, the annual grant to nonemployee directors consisted of a DSU grant, which vests annually in three equal installments over a three-year period.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

A summary of the status of the Company’s nonvested deferred stock units as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below:

		Weighted-Average
Nonvested Deferred Stock Units	Shares	Grant-Date Fair Value

Outstanding at January 1, 2010	—	—
Granted	38,533	28.53
Vested	(5,572)	29.14

Nonvested at December 31, 2010	32,961	$28.43

Vested at December 31, 2010	48,221	$29.68

Expected to vest at December 31, 2010	30,901	$28.43

As of December 31, 2010, there was $0.7 million of total unrecognized compensation cost related to deferred stock units granted under the SIPs to nonemployee directors. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of share awards vested, using the fair value on vest date, during the years ended December 31, 2010, 2009, and 2008, was $0.2 million, $1.4 million, and $0.6 million, respectively.

Employee Stock Purchase Plan

On May 25, 2010, the Company’s stockholders approved an amendment and restatement of its compensatory Employee Stock Purchase Plan (“ESPP”) increasing the maximum number of shares of Company common stock reserved for sale under the ESPP from 850,000 to 1,100,000. The purchase price of the stock to ESPP participants is 85% of the lesser of the fair market value on either the first day or the last day of the applicable three-month offering period. Other ESPP information for the years ended December 31, 2010, 2009, and 2008 is noted in the following table (dollars in thousands):

	2010	2009	2008

Number of ESPP shares issued	56,279	102,081	46,091
Amount of proceeds received from employees	$1,207	$1,233	$1,158
Share-based compensation expense	$332	$385	$292

16.	Significant Customers and Concentration of Credit Risk

The Company’s quantitative radio audience ratings and related software licensing revenue accounted for the following percentages of revenue:

	2010	2009	2008

Quantitative radio audience ratings and related software licensing	88%	88%	87%

The Company had one customer that individually represented 20%, 19%, and 18% of its annual revenue for the years ended December 31, 2010, 2009, and 2008, respectively. The Company had two customers that individually represented 24% and 11% of the Company’s total accounts receivable as of December 31, 2010, and one customer that individually represented 24% of the Company’s total accounts receivable as of December 31, 2009. The Company has historically experienced a high level of contract renewals.

17.	Financial Instruments

The management of the Company believes that the fair market value of the TRA investment approximates the carrying value of $5.2 million and $3.4 million as of December 31, 2010, and 2009, respectively. On May 24, 2010, the Company paid approximately $1.8 million to purchase additional shares of preferred stock of TRA. Fair values

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

of accounts receivable and accounts payable approximate carrying values due to their short-term nature. Due to the floating rate nature of the Company’s revolving obligation under its Credit Facility, the fair values of $53.0 million and $68.0 million in outstanding borrowings as of December 31, 2010, and December 31, 2009, respectively, approximate their carrying amounts.

18.	Stock Repurchases

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

The following table sets forth the revenues for each group of services provided to our external customers for the years ended December 31, 2010, 2009, and 2008 (in thousands):

	2010	2009	2008

Service Revenues
Radio audience ratings services	$317,606	$307,217	$289,431
Local market consumer information services	35,187	34,991	36,872
Software applications	34,138	33,809	34,820
All other services	8,448	8,935	7,701

Total revenues	$395,379	$384,952	$368,824

The following table sets forth geographic information for the years ended December 31, 2010, 2009, and 2008 (in thousands):

	United States	International(1)	Total

2010
Revenues	$390,424	$4,955	$395,379
2009
Revenues	$379,055	$5,897	$384,952
2008
Revenues	$364,425	$4,399	$368,824

(1)	The revenues of the individual countries comprising these amounts are not significant.

ARBITRON INC.

Notes to Consolidated Financial Statements — (Continued)

20.	Quarterly Information (Unaudited) (dollars in thousands, except per share data):

	Three Months Ended
	March 31	June 30	September 30	December 31

2010
Revenue	$95,896	$88,339	$99,470	$111,674
Gross profit	52,743	28,835	49,086	49,386
Net income	13,748	3,799	11,328	15,603
Net income per weighted average common share
Basic	$0.52	$0.14	$0.42	$0.58
Diluted	$0.51	$0.14	$0.42	$0.57
Dividends per common share	$0.10	$0.10	$0.10	$0.10
2009
Revenue	$98,489	$86,799	$98,123	$101,541
Gross profit	58,960	31,037	53,669	45,017
Net income	12,341	3,496	13,719	12,604
Net income per weighted average common share
Basic	$0.47	$0.13	$0.52	$0.47
Diluted	$0.46	$0.13	$0.51	$0.47
Dividends per common share	$0.10	$0.10	$0.10	$0.10

Per share data are computed independently for each of the quarters presented. Therefore, the s um of the quarterly net income per share will not neces sarily equal the total for the year. Per share data may not total due to rounding.

Arbitron Inc.

Consolidated Schedule of Valuation and Qualifying Accounts
For the Years Ended December 31, 2010, 2009, and 2008
(In thousands)

	2010	2009	2008

Allowance for doubtful trade accounts receivable:
Balance at beginning of year	$4,708	$2,598	$1,688
Additions charged to expenses	1,375	2,723	1,636
Write-offs net of recoveries	(1,375)	(613)	(726)

Balance at end of year	$4,708	$4,708	$2,598

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2010, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Arbitron’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based upon that assessment, our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on these criteria.

The attestation report of KPMG LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is set forth on page 51 of this Annual Report on Form 10-K, and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION — NONE

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information related to directors, nominees for directorships, and executive officers required by this Item is included in the sections entitled “Election of Directors” and “Executive Compensation and Other Information” of the definitive proxy statement for the Annual Stockholders Meeting to be held in 2011 (the “proxy statement”), which is incorporated herein by reference and will be filed with the Securities and Exchange Commission not later than 120 days after the close of Arbitron’s fiscal year ended December 31, 2010.

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

The following table summarizes the equity compensation plans under which Arbitron’s common stock may be issued as of December 31, 2010.

			Number of Securities
			Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,179,656	$30.32	3,224,359
Equity compensation plans not approved by security holders	169,745	$40.64	1,905

Total	2,349,401	$31.07	3,226,264

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

(1) Financial Statements: The following financial statements, together with the report thereon of independent auditors, are included in this Report:

•	Independent Registered Public Accounting Firm Reports

•	Consolidated Balance Sheets as of December 31, 2010 and 2009

•	Consolidated Statements of Income for the Years Ended December 31, 2010, 2009, and 2008

•	Consolidated Statements of Stockholders’ Equity Deficit for the Years Ended December 31, 2010, 2009, and 2008

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009, and 2008

•	Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009, and 2008

(2) Consolidated Financial Statement Schedule of Valuation and Qualifying Accounts

(3) Exhibits:

			Incorporated by Reference
			SEC File
Exhibit No.	Exhibit Description	Form	No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation)	S-8	33-54379	4.01	6/30/94
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation)	10-Q	1-1969	3	8/13/96
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation)	10-Q	1-1969	3.01	8/11/99
3.4	Certificate of Amendment of the Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation)	10-K	1-1969	3.4	4/02/01
3.5	Second Amended and Restated Bylaws of Arbitron Inc., effective as of February 25, 2009	10-K	1-1969	3.5	3/02/09
4.1	Specimen of Common Stock Certificate	10-K	1-1969	4.1	4/02/01
4.2	Rights Agreement, dated as of November 21, 2002, between Arbitron Inc. and The Bank of New York, as Rights Agent, which includes the form of Certificate of Designation of the Series B Junior Participating Preferred Stock as Exhibit A, the Summary of Rights to Purchase Series B Junior Participating Preferred Shares as Exhibit B and the Form of Rights Certificate as Exhibit C	8-K	1-1969	99.1	11/22/02
4.3	Amendment No. 1 to Rights Agreement, dated as of January 31, 2007, between Arbitron Inc. and The Bank of New York, as Rights Agent	10-K	1-1969	4.3	2/27/07
4.4	Amendment No. 2 to Rights Agreement, dated as of May 13, 2010, between Arbitron Inc. and The Bank of New York Mellon, as Rights Agent	10-Q	1-1969	4.1	8/5/10

			Incorporated by Reference
			SEC File
Exhibit No.	Exhibit Description	Form	No.	Exhibit	Filing Date	Filed Herewith

4.5	Amendment No. 3 to Rights Agreement, dated as of August 2, 2010, between Arbitron Inc. and The Bank of New York Mellon, as Rights Agent	10-Q	1-969	4.2	8/5/10
(10)	Executive Compensation Plans and Arrangements
10.1	Arbitron Executive Investment Plan, effective as of January 1, 2001	10-K	1-1969	10.10	3/08/05
10.2	Form of Non-Qualified Stock Option Agreement	8-K	1-1969	10.1	2/23/05
10.3	Form of Non-Qualified Stock Option Agreement for Annual Non-Employee Director Stock Option Grants	8-K	1-1969	10.2	2/23/05
10.4	Form of Non-Qualified Stock Option Agreement for Initial Non-Employee Director Stock Option Grants	8-K	1-1969	10.3	2/23/05
10.5	Form of Nonqualified Stock Option Agreement for Non-Employee Director Stock Options in lieu of Fees Grants	8-K	1-1969	10.4	2/23/05
10.6	Form of Deferred Stock Unit Agreement for Non-Employee Director Stock-for-Fees Deferred Stock Unit	8-K	1-1969	10.5	2/23/05
10.7	Amended and Restated Arbitron Inc. Director Deferred Compensation Procedures	10-K	1-1969	10.18	2/27/06
10.8	1999 Stock Incentive Plan, Amended as of May 15, 2007	10-Q	1-1969	10.2	8/03/07
10.9	1999 Stock Incentive Plan Form of Restricted Stock Agreement	8-K	1-1969	10.1	2/28/06
10.10	Form of Restricted Stock Unit Agreement Granted under the 1999 Stock Incentive Plan	10-Q	1-1969	10.2	5/04/07
10.11	Form of CEO Restricted Stock Unit Grant Agreement Granted Under the 1999 Stock Incentive Plan	10-Q	1-1969	10.3	5/04/07
10.12	Form of 2008 CEO Restricted Stock Unit Agreement Granted Under the 1999 Stock Incentive Plan	10-Q	1-1969	10.2	5/06/08
10.13	Arbitron Benefit Equalization Plan, effective as of January 1, 2001	10-K	1-1969	10.20	3/08/05
10.14	Arbitron Inc. 2001 Broad Based Stock Incentive Plan	10-Q	1-1969	10.14	5/15/01
10.15	Form of Performance-Based Restricted Stock Unit Agreement Under the 2001 Broad Based Stock Incentive Plan	10-Q	1-1969	10.3	8/5/10
10.16	Arbitron Inc. 2008 Equity Compensation Plan, amended and restated as of May 25, 2010	10-Q	1-1969	10.1	8/5/10
10.17	Form of Non-Statutory Stock Option Agreement Under the 2008 Equity Compensation Plan	10-K	1-1969	10.25	3/02/09
10.18	Form of 2008 Equity Compensation Plan Non-Statutory Stock Option Agreement (Annual Director Grant)	10-Q	1-1969	10.1	5/07/09

			Incorporated by Reference
			SEC File
Exhibit No.	Exhibit Description	Form	No.	Exhibit	Filing Date	Filed Herewith

10.19	Form of 2008 Equity Compensation Plan Director Deferred Stock Unit Agreement	10-Q	1-1969	10.2	5/07/09
10.20	Form of 2008 Equity Compensation Plan Non-Statutory Stock Option Agreement (Director Grant in Lieu of Fees)	10-Q	1-1969	10.3	5/07/09
10.21	Form of 2008 Equity Compensation Plan Non-Statutory Stock Option Agreement (Non-Executive Officers)	10-Q	1-1969	10.1	8/05/09
10.22	Form of 2008 Equity Compensation Plan Restricted Stock Unit Agreement (Executive Officers)	10-Q	1-1969	10.2	8/05/09
10.23	Form of 2008 Equity Compensation Plan Restricted Stock Unit Agreement (Non-Executive Officers)	10-Q	1-1969	10.3	8/05/09
10.24	Form of 2008 Equity Compensation Plan Director Deferred Stock Unit Agreement — Initial Grant	10-K	1-1969	10.1	11/04/10
10.25	Form of 2008 Equity Compensation Plan Director Deferred Stock Unit Agreement — Annual Grant	10-K	1-1969	10.2	11/04/10
10.26	Arbitron Inc. 2008 Equity Compensation Plan Form of Non-Statutory Stock Option Agreement	10-Q	1-1969	10.1	5/6/10
10.27	Arbitron Inc. 2008 Equity Compensation Plan Form of Performance-Based Restricted Stock Unit Agreement	10-Q	1-1969	10.2	5/6/10
10.28	Arbitron Inc. 2008 Equity Compensation Plan Form of Performance-Based Deferred Stock Unit Agreement for William T. Kerr	10-Q	1-1969	10.3	5/6/10
10.29	Arbitron Inc. Performance Cash Award Program	10-Q	1-1969	10.4	5/6/10
10.30	Arbitron Inc. Form of Performance Cash Award Letter	10-Q	1-1969	10.5	5/6/10
10.31	Form of Executive Retention Agreement	10-Q	1-1969	10.3	11/04/08
10.32	Arbitron Inc. Employee Stock Purchase Plan, amended and restated as of May 25, 2010	10-Q	1-1969	10.2	8/5/10
10.33	Credit Agreement dated as of December 20, 2006 among Arbitron Inc. the Lenders Party thereto, Citizens Bank of Pennsylvania as Documentation Agent, Citibank, N.A. and Wachovia Bank, National Association as Co-Syndication Agents and JPMorgan Chase Bank, NA as Administrative Agent J.P. Morgan Securities Inc. as Sole Bookrunner and Sole Lead Arranger	8-K	1-1969	10.1	12/21/06
10.34	Radio Station License Agreement to Receive and Use Arbitron PPM Data and Estimates, effective May 18, 2006, by and between Arbitron Inc. and CBS Radio Inc. **	10-Q	1-1969	10.2	8/03/06

			Incorporated by Reference
			SEC File
Exhibit No.	Exhibit Description	Form	No.	Exhibit	Filing Date	Filed Herewith

10.35	Master Station License Agreement to Receive and Use Arbitron Radio Audience Estimates, effective May 18, 2006, by and between Arbitron Inc. and CBS Radio Inc. **	10-Q	1-1969	10.3	8/03/06
10.36	Radio Station License Agreement to Receive and Use Arbitron PPM Data and Estimates by and between Arbitron and Clear Channel Broadcasting, Inc. dated June 26, 2007 **	10-Q	1-1969	10.1	8/03/07
10.37	Master Station License Agreement to Receive and Use Arbitron Radio Audience Estimates, effective as of May 4, 2009, between Arbitron Inc. and Clear Channel Broadcasting, Inc. **	10-Q	1-1969	10.5	8/05/09
10.38	Master Station License Agreement to Receive and Use Arbitron Radio Audience Estimates by and between Arbitron and Clear Channel Communications, Inc., dated December 8, 2010**						*
10.39	Radio Station License Agreement to Receive and Use Arbitron PPMtm Data and Estimates by and between Arbitron and Clear Channel Communications, Inc., dated December 8, 2010**						*
10.40	Form of Deferred Stock Unit Agreement for Non-Employee Directors (Non-Employee Directors Post-2005 Stock-for-Fees Deferred Stock Unit)	10-K	1-1969	10.19	2/27/06
10.41	Executive Employment Agreement between Arbitron Inc. and Michael P. Skarzynski, dated January 7, 2009	10-K	1-1969	10.13	3/02/09
10.42	Amendment to Executive Employment Agreement between Arbitron Inc. and Michael P. Skarzynski, effective September 18, 2009	10-Q	1-1969	10.1	11/04/09
10.43	Settlement Agreement and General Release, effective as of January 11, 2010, by and between Arbitron Inc. and Michael P. Skarzynski	10-K	1-1969	10.38	3/01/10
10.44	Form of Waiver and Amendment of Executive Retention Agreement	10-Q	1-1969	10.4	8/05/09
10.45	Executive Employment Agreement, effective as of February 11, 2010, by and between Arbitron Inc. and William T. Kerr	10-K	1-1969	10.43	3/01/10
10.46	CEO Non-Statutory Stock-Option Agreement, entered into and effective as of February 11, 20010, by and between Arbitron Inc. and William T. Kerr	10-K	1-1969	10.44	3/01/10
10.47	CEO Deferred Stock Unit Agreement — Initial Grant, entered into and effective as of February 11, 2010, by and between Arbitron Inc. and William T. Kerr	10-K	1-1969	10.45	3/01/10

Incorporated by Reference
SEC File
Exhibit No.	Exhibit Description	Form	No.	Exhibit	Filing Date	Filed Herewith

10.48	Amended and Restated Executive Employment Agreement, effective as of February 8, 2011, by and between Arbitron Inc. and William T. Kerr						*
10.49	Offer Letter, effective as of February 2, 2011, by and between Arbitron Inc. and Richard J. Surratt						*
10.50	Offer Letter, effective as of October 20, 2010, by and between Arbitron Inc. and Gregg Lindner						*
10.51	Amended and Restated Schedule of Non-Employee Director Compensation						*
10.52	Form of 2008 Equity Compensation Plan Restricted Stock Unit Agreement (Executive and Non-Executive Officers)						*
10.53	Updated Form of Executive Retention Agreement						*
10.54	Executive Employment Agreement, dated as of March 6, 2009, by and between Arbitron Inc. and Alton L. Adams	10-Q	1-1969	10.4	5/07/09
10.55	Second Waiver and Amendment of Executive Retention Agreement between Arbitron Inc. and Pierre C. Bouvard, dated October 1, 2009	10-Q	1-1969	10.2	11/04/09
21	Subsidiaries of Arbitron Inc.						*
23	Consent of Independent Registered Public Accounting Firm						*
24	Power of Attorney						*
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a — 14(a)						*
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a — 14(a)						*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002						*

*	Filed or furnished herewith

**	A request for confidential treatment has been submitted with respect to this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

ARBITRON INC.

By:	/s/ William T. Kerr
William T. Kerr
Chief Executive Officer and President

Date: February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature		Title	Date

/s/ William T. Kerr William T. Kerr		Chief Executive Officer, President and Director (Principal Executive Officer)	February 24, 2011

/s/ Sean R. Creamer Sean R. Creamer		Executive Vice President, U.S. Media Services and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 24, 2011

* Shellye L. Archambeau		Director

* David W. Devonshire		Director

* John A. Dimling		Director

* Erica Farber		Director

* Philip Guarascio		Chairman and Director

* Larry E. Kittelberger		Director

* Luis B. Nogales		Director

* Richard A. Post		Director

* By:	/s/ Timothy T. Smith Timothy T. Smith Attorney-in-Fact		February 24, 2011