Form 10-Q
period 2011-03-31
ARBITRON INC
filed 2011-05-05
CIK 109758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          The registrant had 27,133,850 shares of common stock, par value $0.50 per share, outstanding as of April 29, 2011.

ARBITRON INC.

  Arbitron owns or has the rights to various trademarks, trade names or service marks used in its radio audience ratings business and subsidiaries, including the following: the Arbitron name and logo, Arbitrendssm, RetailDirect®, RADAR®, TAPSCANtm, TAPSCAN WORLDWIDEtm, LocalMotion®, Maximi$er®, Maximi$er®Plus, Arbitron PD Advantage®, SmartPlus®, Arbitron Portable People Metertm, PPMtm, Arbitron PPMtm, Arbitron PPM®, PPM 360tm, Marketing Resources Plus®, MRPsm, PrintPlus®, MapMAKER Directsm, Media Professionalsm, Media Professional Plussm, QUALITAPsm, Get a Griptm and Schedule-Itsm.
  The trademarks Windows®, Mscoretm and Media Rating Council® referred to in this Quarterly Report on Form 10-Q are the registered trademarks of others.

     We routinely post important information on our website at www.arbitron.com. Information contained on our website is not part of this quarterly report.

ARBITRON INC.
Consolidated Balance Sheets
(In thousands, except par value data)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$23,557	$18,925
Trade accounts receivable, net of allowance for doubtful accounts of $5,244 as of March 31, 2011, and $4,708 as of December 31, 2010	48,688	59,808
Prepaid expenses and other current assets	7,093	11,332
Deferred tax assets	4,754	4,758

Total current assets	84,092	94,823

Equity and other investments	13,203	18,385
Property and equipment, net	70,265	70,332
Goodwill, net	38,895	38,895
Other intangibles, net	5,986	6,272
Other noncurrent assets	387	534

Total assets	$212,828	$229,241

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,203	$10,007
Accrued expenses and other current liabilities	19,718	27,670
Current portion of debt	28,000	53,000
Deferred revenue	34,389	36,479

Total current liabilities	93,310	127,156
Noncurrent deferred tax liabilities	2,035	2,695
Other noncurrent liabilities	22,705	21,739

Total liabilities	118,050	151,590

Stockholders’ equity
Preferred stock, $100.00 par value, 750 shares authorized, no shares issued	—	—
Common stock, $0.50 par value, 500,000 shares authorized, 32,338 shares issued as of March 31, 2011, and December 31, 2010	16,169	16,169
Retained earnings	91,025	74,184
Common stock held in treasury, 5,211 shares as of March 31, 2011, and 5,285 shares as of December 31, 2010	(2,606)	(2,642)
Accumulated other comprehensive loss	(9,810)	(10,060)

Total stockholders’ equity	94,778	77,651

Total liabilities and stockholders’ equity	$212,828	$229,241

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenue	$100,869	$95,896

Costs and expenses
Cost of revenue	45,679	43,153
Selling, general and administrative	17,109	17,641
Research and development	8,995	9,909

Total costs and expenses	71,783	70,703

Operating income	29,086	25,193
Equity in net loss of affiliate	(2,532)	(2,531)

Income before interest and income tax expense	26,554	22,662
Interest income	6	2
Interest expense	164	265

Income before income tax expense	26,396	22,399
Income tax expense	10,149	8,651

Net income	$16,247	$13,748

Income per weighted-average common share
Basic	$0.60	$0.52
Diluted	$0.59	$0.51

Weighted-average common shares used in calculations
Basic	27,079	26,593
Potentially dilutive securities	516	331

Diluted	27,595	26,924

Dividends declared per common share outstanding	$0.10	$0.10

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Cash Flows
(In thousands and unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$16,247	$13,748
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	7,030	6,475
Amortization of intangible assets	285	41
Loss on asset disposals and impairments	725	635
Loss due to retirement plan settlements	—	1,212
Reduced tax benefits on share-based awards	—	(168)
Deferred income taxes	(806)	(508)
Equity in net loss of affiliate	2,532	2,531
Distributions from affiliate	2,650	2,950
Bad debt expense	505	345
Non-cash share-based compensation	2,005	1,065
Changes in operating assets and liabilities
Trade accounts receivable	10,615	(4,653)
Prepaid expenses and other assets	4,234	2,329
Accounts payable	715	2,216
Accrued expenses and other current liabilities	(7,998)	(7,132)
Deferred revenue	(2,090)	(2,593)
Other noncurrent liabilities	1,354	617

Net cash provided by operating activities	38,003	19,110

Cash flows from investing activities
Additions to property and equipment	(7,204)	(4,803)
License of other intangible assets	—	(4,500)

Net cash used in investing activities	(7,204)	(9,303)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	1,261	452
Dividends paid to stockholders	(2,697)	(2,661)
Tax benefits realized from share-based awards	267	—
Decrease in bank overdraft payables	—	(3,833)
Borrowings under Credit Facility	5,000	5,000
Payments under Credit Facility	(30,000)	(5,000)

Net cash used in financing activities	(26,169)	(6,042)

Effect of exchange rate changes on cash and cash equivalents	2	5

Net change in cash and cash equivalents	4,632	3,770
Cash and cash equivalents at beginning of period	18,925	8,217

Cash and cash equivalents at end of period	$23,557	$11,987

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)
1. Basis of Presentation and Consolidation
Presentation
     The accompanying unaudited consolidated financial statements of Arbitron Inc. (the “Company” or “Arbitron”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and are of a normal recurring nature. The consolidated balance sheet as of December 31, 2010 was audited at that date, but all of the information and notes as of December 31, 2010 required by U.S. generally accepted accounting principles have not been included in this Form 10-Q. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Consolidation
     The consolidated financial statements of the Company for the three-month period ended March 31, 2011, reflect the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries: Arbitron Holdings Inc., Astro West LLC, Ceridian Infotech (India) Private Limited, Arbitron International, LLC, and Arbitron Technology Services India Private Limited. All significant intercompany balances have been eliminated in consolidation. Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period’s presentation.
2. New Accounting Pronouncements
     In October 2009, the Financial Accounting Standards Board (i.e. “FASB”) issued Accounting Standards Update No. 2009-13 Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force (i.e. “ASU 2009-13”). This requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. There was no impact to the Company’s consolidated financial statements of adopting this guidance.

3. Current Portion of Debt
     The Company has an agreement with a consortium of lenders to provide up to $150.0 million of financing to the Company through a five-year, unsecured revolving credit facility (the “Credit Facility”), expiring on December 20, 2011. The agreement contains an expansion feature for the Company to increase the total financing available under the Credit Facility by up to $50.0 million to an aggregate of $200.0 million. Such increased financing would be provided by one or more existing Credit Facility lending institutions, subject to the approval of the lenders , and/or in combination with one or more new lending institutions, subject to the approval of the Credit Facility’s administrative agent.
     The Company expects to renew or replace the Credit Facility prior to its expiration. As of March 31, 2011, and December 31, 2010, the outstanding borrowings under the Credit Facility were $28.0 million and $53.0 million, respectively.
     Interest paid during each of the three-month periods ended March 31, 2011, and 2010, was $0.2 million.
4. Stockholders’ Equity
     Changes in stockholders’ equity for the three-month period ended March 31, 2011, were as follows (in thousands):

					Accumulated
					Other	Total
	Shares	Common	Treasury	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Stock	Earnings	Loss	Equity

Balance as of December 31, 2010	27,055	$16,169	$(2,642)	$74,184	$(10,060)	$77,651

Net income	—	—	—	16,247	—	16,247

Common stock issued from treasury stock	72	—	36	1,033	—	1,069

Tax benefits from share-based awards	—	—	—	267	—	267

Non-cash share-based compensation	—	—	—	2,005	—	2,005

Dividends declared	—	—	—	(2,711)	—	(2,711)

Other comprehensive income	—	—	—	—	250	250

Balance as of March 31, 2011	27,127	$16,169	$(2,606)	$91,025	$(9,810)	$94,778

     A quarterly cash dividend of $0.10 per common share was paid to stockholders on April 1, 2011.

5. Net Income per Weighted-Average Common Share
     The computations of basic and diluted net income per weighted-average common share for the three-month periods ended March 31, 2011, and 2010, are based on the Company’s weighted-average shares of common stock and potentially dilutive securities outstanding.
     Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period. As of March 31, 2011, and 2010, there were stock options to purchase 2,057,790 and 2,785,099 shares, respectively, of the Company’s common stock outstanding, of which stock options to purchase 686,876 and 1,380,122 shares of the Company’s common stock, respectively, were excluded from the computation of diluted net income per weighted-average common share for the quarters ended March 31, 2011, and 2010, respectively, either because the stock options’ exercise prices were greater than the average market price of the Company’s common shares or assumed repurchases from proceeds from the stock options’ exercise were antidilutive.
6. Comprehensive Income and Accumulated Other Comprehensive Loss
     The Company’s comprehensive income is comprised of net income, changes in foreign currency translation adjustments, and changes in retirement liabilities, net of tax. The components of comprehensive income were as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income	$16,247	$13,748

Other comprehensive income:

Change in foreign currency translation adjustment	14	26
Change in retirement liabilities, net of tax expense of $152, and $442 for the three month periods ended March 31, 2011, and 2010, respectively	236	685

Other comprehensive income	250	711

Comprehensive income	$16,497	$14,459

The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31,	December 31,
	2011	2010
Foreign currency translation adjustment	$(446)	$(460)
Retirement plan liabilities, net of tax	(9,364)	(9,600)

Accumulated other comprehensive loss	$(9,810)	$(10,060)

7. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets as of March 31, 2011, and December 31, 2010, consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Prepaid Scarborough royalty	$2,112	$—
Survey participant incentives and prepaid postage	1,702	2,441
Insurance recovery receivable	960	601
Prepaid income taxes	—	5,518
Other	2,319	2,772
Prepaid expenses and other current assets	$7,093	$11,332

     During 2008, the Company became involved in two securities-law civil actions and a governmental interaction primarily related to the commercialization of our PPM service, which the management of the Company believes are covered by the Company’s Directors and Officers insurance policy. As of March 31, 2011 and December 31, 2010, the Company incurred-to-date $10.1 million, and $9.7 million, respectively, in legal fees and costs in defense of its positions related thereto, and as of March 31, 2011, the Company had received $5.9 million in insurance reimbursements related to these legal actions. The Company reported approximately $0.4 million, and $0.3 million in related legal fees recorded during the three-month periods ended March 31, 2011, and 2010, respectively. These legal fees were partially offset by $0.4 million, and $0.3 million in estimated gross insurance recoveries as reductions to selling, general and administrative expense during the three-month periods ended March 31, 2011, and 2010, respectively.
8. Equity and Other Investments
     The Company’s equity and other investments as of March 31, 2011, and December 31, 2010, consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Scarborough	$8,023	$13,205

TRA preferred stock	5,180	5,180

Equity and other investments	$13,203	$18,385

     The Company’s 49.5% investment in Scarborough Research (“Scarborough”), a Delaware general partnership, is accounted for using the equity method of accounting. The Company’s investment in TRA Global, Inc. (“TRA”) is accounted for using the cost method of accounting. See Note 15 Financial Instruments for further information regarding the Company’s investment in TRA as of March 31, 2011.
     The following table shows the investment activity and balances for each of the Company’s investments and in total for the three-month periods ended March 31, 2011, and 2010 (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
	Scarborough	TRA	Total	Scarborough	TRA	Total

Beginning balance	$13,205	$5,180	$18,385	$13,538	$3,400	$16,938
Investment loss	(2,532)	—	(2,532)	(2,531)	—	(2,531)
Distributions from investee	(2,650)	—	(2,650)	(2,950)	—	(2,950)

Ending balance at March 31	$8,023	$5,180	$13,203	$8,057	$3,400	$11,457

9. Acquisitions
     On March 23, 2010, the Company entered into a licensing arrangement with Digimarc Corporation (“Digimarc”) to receive a non-exclusive, worldwide and irrevocable license to a substantial portion of Digimarc’s domestic and international patent portfolio. The Company paid $4.5 million for this other intangible asset, which is being amortized over 7.0 years.
     On June 15, 2010, Astro West LLC, a wholly-owned subsidiary of the Company, purchased the technology portfolio, trade name, and equipment of Integrated Media Measurement, Inc. The Company paid $2.5 million for these assets, which included $1.8 million of intangible assets, $0.3 million of computer equipment, and $0.4 million of goodwill. The intangible assets are being amortized over 5.0 years.
10. Contingencies
     The Company is involved in a number of governmental interactions primarily related to the commercialization of our PPM service. A contingent loss in the amount of $0.4 million and $0.5 million for these claims was recorded in accrued expenses and other current liabilities on the Company’s consolidated balance sheet as of March 31, 2011, and December 31, 2010, respectively.
11. Retirement Plans
     Certain of the Company’s United States employees participate in a defined-benefit pension plan that closed to new participants effective January 1, 1995. The Company also subsidizes healthcare benefits for eligible retired employees who participate in the pension plan and were hired before January 1, 1992. The Company sponsored one nonqualified, unfunded supplemental retirement plan during the three-month period ended March 31, 2011. The Company sponsored two supplemental retirement plans during the three-month period ended March 31, 2010, prior to the termination of one of the supplemental plans in the third quarter of 2010.
     The components of periodic benefit costs for the defined-benefit pension, postretirement healthcare and supplemental retirement plan(s) were as follows (in thousands):

	Defined-Benefit		Postretirement Healthcare		Supplemental
	Pension Plan		Plan		Retirement Plan(s)
	Three Months		Three Months		Three Months
	Ended March 31,		Ended March 31,		Ended March 31,
	2011	2010	2011	2010	2011	2010
Service cost	$194	$183	$10	$10	$5	$4
Interest cost	455	471	20	22	40	59
Expected return on plan assets	(513)	(534)	—	—	—	—
Amortization of net loss	342	263	7	9	38	42

Net periodic benefit cost	$478	$383	$37	$41	$83	$105

Settlement and curtailment loss	$—	$—	$—	$—	$—	$1,212

     During the three-month period ended March 31, 2010, the Company recognized a $1.2 million settlement loss as a result of a lump sum distribution paid to a supplemental retirement plan participant which exceeded the service and interest components incurred for that plan. No settlement charge was incurred during the three-month period ended March 31, 2011.
     The Company estimates that it will contribute $2.4 million to its defined benefit plans during 2011.

12. Taxes
     The effective tax rate decreased to 38.5% for the three-month period ended March 31, 2011, from 38.6% for the three-month period ended March 31, 2010, primarily to reflect the increased benefit of certain permanent deductions.
     During 2011, the Company’s net unrecognized tax benefits for certain tax contingencies decreased from $1.9 million as of December 31, 2010, to $1.4 million as of March 31, 2011. If recognized, the $1.4 million in unrecognized tax benefits would reduce the Company’s effective tax rate in future periods.
     Income taxes paid for the three-month periods ended March 31, 2011 and 2010, were $0.8 million and $0.2 million, respectively.
13. Share-Based Compensation
     The following table sets forth information with regard to the income statement recognition of share-based compensation (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of revenue	$128	$89
Selling, general and administrative	1,795	922
Research and development	82	54

Share-based compensation	$2,005	$1,065

     There was no capitalized share-based compensation cost recorded during the three-month periods ended March 31, 2011, and 2010.
     The Company’s policy for issuing shares upon option exercise, or vesting of its share awards and/or conversion of deferred stock units under all of the Company’s stock incentive plans is to issue new shares of common stock, unless treasury stock is available at the time of exercise or conversion.
Stock Options
     Stock options awarded to employees under the 2001 Stock Incentive Plan and the 2008 Equity Compensation Plan (referred to herein collectively as the “SIPs”) generally vest annually over a three-year period, have a 10-year term and have an exercise price of not less than the fair market value of the Company’s common stock at the date of grant. For stock options granted prior to 2010, the Company’s stock option agreements generally provide for accelerated vesting if there is a change in control of the Company. Effective for stock options granted after 2009, the Company’s stock option agreements provide for accelerated vesting if (i) there is a change in control of the Company and (ii) the participant’s employment terminates during the 24-month period following the effective date of the change in control for one of the reasons specified in the stock option agreement.
     Compensation expense for stock options is recognized on a straight-line basis over the vesting period using the fair value of each stock option estimated as of the grant date. The Company uses historical data to estimate future option exercises and employee terminations in order to determine the expected term of the stock option, where the expected term of stock option granted represents the period of time that such stock option is expected to be outstanding. Identified groups of optionholders with similar historical exercise behavior are considered separately for valuation purposes. The expected term of stock options can vary for groups of optionholders exhibiting different behavior. The fair value of each stock option granted to employees and nonemployee directors during the three-month periods ended March 31, 2011, and 2010, was estimated on the date of grant using a Black-Scholes stock option valuation model. The risk-free rate for periods within the contractual life of the stock option is based on the

U.S. Treasury strip bond yield curve in effect at the time of grant. Expected volatilities are based on the historical volatility of the Company’s common stock.
     For the three-month periods ended March 31, 2011 and 2010, the number of stock options granted was 73,225 and 288,544, respectively, and the weighted-average exercise price for those stock options granted was $44.06 and $22.84, respectively.
     As of March 31, 2011, there was $3.1 million in total unrecognized compensation cost related to stock options granted under the SIPs. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 2.0 years. The weighted-average exercise price and weighted-average remaining contractual term for outstanding stock options as of March 31, 2011, were $32.77 and 6.27 years, respectively, and as of March 31, 2010, $29.79 and 7.35 years, respectively.
Service and Performance Award Shares
     Service award shares. During the three-month period ended March 31, 2011, the Company granted service award shares under the SIPs. These service award shares (i) were issued at the fair market value of the Company’s common stock on the date of grant, (ii) vest over four years on an annual basis, and (iii) for any unvested shares, expire without vesting if the employee is no longer employed by the Company. For those service award shares granted prior to 2010, the service award shares generally provide for accelerated vesting if there is a change in control of the Company. Effective for service award shares granted after 2009, the service award shares provide for accelerated vesting if (i) there is a change in control of the Company and (ii) the participant’s employment terminates during the 24-month period following the effective date of the change in control for one of the reasons specified in the restricted stock unit agreement.
     Compensation expense for service award shares is recognized on a straight-line basis over the vesting period using the fair market value of the Company’s common stock on the date of grant.
     As of March 31, 2011, there was $3.2 million of total unrecognized compensation cost related to service award shares granted under the SIPs. This aggregate unrecognized cost for service award shares is expected to be recognized over a weighted-average period of 2.46 years. Additional information for the three-month periods ended March 31, 2011, and 2010, is noted in the following table (dollars in thousands, except per share amounts):

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2011	2010
Number of service award shares granted	18,434	—

Weighted average grant-date fair value per share	$42.72	—

Fair value of service award shares vested	$683	$723
     Performance award shares. During the three-month periods ended March 31, 2011 and 2010, the Company granted performance award shares under the SIPS. These performance award shares (i) were issued at the fair market value of the Company’s common stock on the date of grant, (ii) will expire without vesting if the Company’s return on invested capital (“ROIC”) for the annual performance period does not exceed 12 percent, which is an approximation of the Company’s weighted average cost of capital, (iii) will, if the Company’s ROIC exceeds 12 percent, vest in four equal annual installments beginning on the first anniversary date of the grant, and (iv) for any unvested shares, expire without vesting if the employee is no longer employed by the Company. The Company’s performance award shares provide for accelerated vesting if (i) there is a change in control of the Company and (ii)

the participant’s employment terminates during the 24-month period following the effective date of the change in control for one of the reasons specified in the performance-based restricted stock unit agreement.
     Compensation expense for performance award shares is recognized using the fair market value of the Company’s common stock on the date of grant and on an accelerated basis. The Company recognizes expense for these performance award shares under the assumption that the performance ROIC target will be achieved. If it appears such performance ROIC target will not be met, the Company would stop recognizing any further compensation cost and any previously recognized compensation cost would be reversed.
     Additional information for the three-month periods ended March 31, 2011, and 2010, is noted in the following table (dollars in thousands, except per share amounts):

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2011	2010
Number of performance award shares granted	22,511	51,923

Weighted average grant-date fair value per share	$44.44	$22.17

Fair value of performance award shares vested	$389	—
     As of March 31, 2011, there was $2.0 million of total unrecognized compensation cost related to performance award shares granted under the SIPs. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 3.33 years.
Deferred Stock Units
     Service award grant to CEO. Deferred stock unit service awards (“Service DSUs”) are issued under the SIPs at the fair market value of the Company’s stock on the date of grant, and generally vest annually over a four-year period on each anniversary date of the grant. The Service DSUs, if vested, will be convertible into shares of the Company’s common stock following the holder’s termination of employment. The Service DSUs provide for accelerated vesting upon termination without cause or retirement as defined in the CEO’s employment agreement. No Service DSUs were converted into the Company’s common stock shares during the three-month periods ended March 31, 2011 and 2010. Additional information for the three-month periods ended March 31, 2011, and 2010, is noted in the following table (dollars in thousands, except per share amounts):

	Three Months	Three Months
	Ended March 31,	Ended March 31,
Service DSUs Awarded to CEO	2011	2010
Number of shares granted	900	60,144

Weighted-average grant date fair value per share	$44.44	$24.94

Fair value of shares vested	$704	—

     Compensation expense for Service DSUs is recognized on a straight-line basis over the vesting period using the fair market value of the Company’s common stock on the date of grant. As of March 31, 2011, there was $0.6 million of total unrecognized compensation cost related to Service DSUs. This aggregate unrecognized cost is expected to be recognized over the weighted-average period of 0.78 years.
     Performance award grant to CEO. During the three-month period ended March 31, 2011 and 2010, the Company granted deferred stock unit performance awards (“Performance DSUs”) under the SIPs. These Performance DSUs (i) were issued at the fair market value of the Company’s common stock on the date of grant, (ii) will expire without vesting if the Company’s return on invested capital (“ROIC”) for the annual performance period does not exceed 12 percent, which is an approximation of the Company’s weighted average cost of capital, (iii) will, if the Company’s ROIC exceeds 12 percent, vest in four equal annual installments beginning on the first anniversary date of the grant, and (iv) provide for accelerated vesting upon termination without cause or retirement as defined in the CEO’s employment agreement. These Performance DSUs, if vested, will be convertible into shares of the Company’s common stock, subsequent to termination of employment. Additional information for the three-month periods ended March 31, 2011, and 2010, is noted in the following table (dollars in thousands, except per share amounts):

	Three Months	Three Months
	Ended March 31,	Ended March 31,
Performance DSUs Awarded to CEO	2011	2010
Number of shares granted	24,122	23,004

Weighted-average grant date fair value per share	$44.44	$22.17

Fair value of shares vested	$227	—
     Compensation expense for Performance DSUs is recognized using the fair market value of the Company’s common stock on the date of grant and on an accelerated basis. The Company recognizes expense for these Performance DSUs under the assumption that the performance ROIC target will be achieved. If it appears such performance ROIC target will not be met, the Company would stop recognizing any further compensation cost and any previously recognized compensation cost would be reversed. As of March 31, 2011, there was $1.1 million of total unrecognized compensation cost related to the Performance DSUs to the Company’s CEO. This aggregate unrecognized cost is expected to be recognized over the weighted-average period of 1.64 years.
     Awards for service on Board of Directors (“Board”). The Company issues deferred stock units to its Board of Directors (“Board DSUs”) under the SIPs. These Board DSUs (i) were issued at the fair market value of the Company’s common stock on the date of grant and (ii) if vested, will be convertible to shares of the Company’s common stock subsequent to their termination of service as a director. Annual grants of Board DSUs vest annually in three equal installments over a three-year period.
     In addition to the annual grant, Board members have the right to elect to receive all or a portion of their retainer and meeting attendance fees as cash and/or deferred stock units, which vest immediately. Only nonemployee directors are eligible for director compensation and therefore Board DSUs are only granted to nonemployee Directors.

     Additional information for the three-month periods ended March 31, 2011, and 2010, is noted in the following table (dollars in thousands, except per share amounts):

	Three Months	Three Months
Board DSUs and Dividend	Ended March 31,	Ended March 31,
Equivalents Awarded to Board	2011	2010
Number of shares granted	1,420	6,159

Weighted-average grant date fair value per share	$39.43	$25.69

Fair value of shares vested	$116	$44
     Compensation expense for Board DSUs is recognized on a straight-line basis over the vesting period using the fair market value of the Company’s common stock on the date of grant. As of March 31, 2011, there was $0.7 million of total unrecognized compensation cost related to Board DSUs granted to nonemployee directors. This aggregate unrecognized cost is expected to be recognized over the weighted-average period of 2.17 years.
14. Concentration Risk
     Arbitron is a leading media and marketing information services firm primarily serving radio, advertising agencies, cable and broadcast television, advertisers, retailers, out-of-home media, online media and print media.
     The Company’s quantitative radio audience ratings revenue and related software licensing revenue accounted for the following percentages, in the aggregate, of total Company revenue:

	Three Months Ended
	March 31,
	2011	2010
Quantitative radio audience ratings and related software licensing	96%	96%
     The Company had one customer that individually represented 20% of its annual revenue for the year ended December 31, 2010. The Company had two customers that individually represented 20% and 16% of its total accounts receivable as of March 31, 2011, and two customers that individually represented 24% and 11% of its total accounts receivable as of December 31, 2010. The Company has historically experienced a high level of contract renewals.
15. Financial Instruments
     The fair values of accounts receivable and accounts payable approximate their carrying values due to their short-term nature. The Company accounts for its $5.2 million investment in TRA’s preferred stock using the cost method of accounting. TRA is closely held and there is not an efficient market in which buyers and sellers determine the fair value of these shares. The Company periodically assesses the fair value of its investment in TRA through comparative analysis and analysis of TRA’s actual and projected financial results. As of March 31, 2011, the Company believes that the fair value of the TRA investment approximates the carrying value of $5.2 million. In the event the fair value of the investment in TRA were to fall below its carrying value in the future, the Company would be required to recognize an impairment loss. The Company will continue to monitor TRA’s business for indicators that could affect the fair value of its investment.

     Due to the floating rate nature of the Company’s revolving obligation under its Credit Facility, the fair values of $28.0 million and $53.0 million in outstanding borrowings as of March 31, 2011, and December 31, 2010, respectively, approximate their carrying amounts.

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
     There are a number of additional important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, the factors set forth in “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2010, and elsewhere, and any subsequent periodic or current reports filed by us with the Securities and Exchange Commission (the “SEC”).
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
     Historically, our quantitative radio ratings services and related software have accounted for a substantial majority of our revenue. For each of the three-month periods ended March 31, 2011, and 2010, our quantitative radio ratings services and related software accounted for approximately 96 percent of our revenue. We expect that for the year ending December 31, 2011, our quantitative radio ratings services and related software licensing will account for approximately 89 percent of our revenue.
     Quarterly fluctuations in these percentages are reflective of the seasonal delivery schedule of our quantitative radio ratings service and our Scarborough revenues. For further information regarding seasonality trends, see “Seasonality.”
     While we expect that our quantitative radio ratings services and related software licensing will continue to account for the majority of our revenue for the foreseeable future, we are actively seeking opportunities to diversify our revenue base by, among other things, leveraging the investment we have made in our Portable People MeterTM (“PPM”) Platform, (which we define as our PPM technology and our PPM panel combined), and exploring applications of the PPM Platform to both enhance and extend beyond our domestic radio ratings business.
     As of December 31, 2010, we completed the commercialization of our PPM radio ratings service in 48 of the largest United States radio markets (“PPM Markets”). According to our analysis of BIA’s 2010 Investing in Radio Market Report, those broadcasters with whom we have entered into multi-year PPM agreements account for most of the total radio advertising dollars in the PPM Markets. These agreements generally provide for a higher fee for PPM-based ratings than we charged for our Diary-based ratings. As a result, absent new initiatives, we expect the percentage of our revenues derived from our quantitative radio ratings services and related software is likely to increase as a result of the commercialization of the PPM service in the PPM Markets.
     We expect growth in revenue for 2011 due to a full year impact of revenue recognized for the PPM Markets. However, we do not expect the full revenue impact of the launch of each PPM Market to occur within the first year after commercialization because our customer contracts are typically structured to phased-in pricing toward the higher PPM service rates over a period of time.
     Due in part to the impact of the recent economic downturn on sales of discretionary services and renewals of agreements to provide ratings services, we anticipate our future annual organic rate of revenue growth from our quantitative Diary-based radio ratings services will be slower than it has been historically.
     As we commercialized the PPM ratings service, we incurred expenses to build the PPM panel in each PPM Market in the months before commercializing the service in that market. These costs were incremental to the costs associated with our Diary-based ratings service during those periods. With the completion of our commercialization of our PPM ratings service, our future performance will be impacted by our ability to address a variety of challenges and opportunities in the markets and industries we serve, including our ability to continue to maintain and improve the quality of our PPM ratings service, and manage increased costs for data collection, arising among other ways, from in-person recruiting and increased numbers of cell phone households, which are more expensive for us to recruit than households with landline phones.
     Protecting and supporting our existing customer base, and ensuring our services are competitive from a price, quality, and service perspective are critical components to these overall goals, although there can be no guarantee that we will be successful in our efforts.
Ratings Trends and Initiatives
Challenges in Our Radio Audience Ratings Service
     We face a number of challenges in our radio audience ratings services. Overall response rates for all survey research, in general, have declined over the past several decades, and it has become increasingly difficult and more costly for us to obtain consent from persons to participate in our surveys and panels. We have been adversely impacted by these industry trends. Another measure often employed by users of our data to assess quality in our ratings is sample proportionality, which refers to how well the distribution of the sample for any individual survey compares to the distribution of the population in the local market. We strive to achieve a level of both response rates and sample proportionality in our surveys sufficient to maintain confidence in our ratings and acceptance by the industry, and to support accreditation by the MRC. Response rates are one measure of our effectiveness in obtaining consent from persons to participate in our surveys and panels.
     If response rates continue to decline or we are unable to maintain sample proportionality in our surveys or the costs of recruitment initiatives significantly increase, our radio audience ratings business could be adversely affected. In an effort to address these challenges, we established internal benchmarks we strive to achieve for response rates and sample proportionality and have instituted a number of methodological enhancements, including cell phone household and in-person recruiting. It is more expensive for us to recruit cell phone households and to conduct in-person recruiting. Because we intend to continue to increase both the number of cell phone households in our samples and the level of in-person recruiting, we expect the expenditures required to support these methods will be material. We currently anticipate that the aggregate cost of cell phone household recruitment for the PPM and Diary services and targeted in-person recruitment for the PPM service will be approximately $16 million in 2011.
MRC Accreditation
     In March 2011, we announced the MRC had accredited the monthly average-quarter-hour radio ratings data produced by our PPM service in 11 additional PPM Markets: Atlanta; Cincinnati; Cleveland; Kansas City; Milwaukee-Racine; Philadelphia; Phoenix; Portland, OR; Salt Lake City-Ogden-Provo; St. Louis, and Tampa-St. Petersburg-Clearwater. These 11 markets join Houston-Galveston; Minneapolis-St. Paul and Riverside-San Bernardino as accredited markets for our PPM service, bringing the total number of MRC-accredited PPM Markets to 14. The MRC has denied accreditation in our other 34 PPM Markets based on findings of audits it conducted in 2010. These 34 unaccredited markets, along with the 14 accredited markets, are expected to be audited again in 2011. We continue to seek accreditation in all of our unaccredited PPM Markets.

     In March 2011, we announced the MRC had accredited our PPM Analysis Tool, a software application providing standard audience analysis reports including rankers, trend reports, and audience composition reports using our monthly average-quarter-hour PPM data. In April 2011, we also announced the MRC had accredited our TAPSCAN Web software, a Web-based sales proposal and analysis software system for radio. Reports created using the software and MRC accredited data will now indicate the software is accredited by the MRC. However, reports created using data from the 34 unaccredited PPM markets will not be MRC-accredited.
     For information regarding the status of MRC accreditation of our Diary-based radio ratings service, see “Item 1. Business— Media Rating Council Accreditation” in our Annual Report on Form 10-K for the year ended December 31, 2010.
Portable People Meter Service
     Quality Improvement Initiatives. In operating our PPM ratings service, we experienced and expect to continue to experience challenges, including those related to response rates and sample proportionality as described above in “Challenges in Our Radio Audience Ratings Services.” We expect to continue to implement additional measures to address these challenges. Since launching our PPM ratings service, we have implemented a number of initiatives and announced additional forthcoming initiatives. We believe these steps reflect our commitment to ongoing improvement and our responsiveness to feedback from customers and governmental entities. We believe these commitments and enhancements, which we refer to, collectively, as our continuous improvement initiatives, are consistent with our ongoing efforts to obtain and maintain MRC accreditation and to continuously improve our radio ratings services. We expect our continuous improvement initiatives will require expenditures which will be material in the aggregate.
Diary Service
     Quality Improvement Initiatives. We strive to achieve representative samples. We believe that additional expenditures will be required in the future to research and test new measures associated with improving response rates and sample proportionality as described above in “Challenges in Our Radio Audience Ratings Services.”. We continue to research and test new measures to address these sample quality challenges.
Privacy
     We are currently subject to U.S. and international data protection and privacy statutes, rules, and regulations, and may in the future become subject to additional such statutes, rules, and regulations. These statutes, rules, and regulations may affect our collection, use, storage, and transfer of personally identifiable information. Complying with these laws may require us to make certain investments, make modifications to existing services, or prohibit us from offering certain types of services. Failing to comply could result in civil and criminal liability, negative publicity, data being blocked from use, and liability under contracts with our customers.
Credit Facility
     Our revolving credit facility agreement (“Credit Facility”) is scheduled to expire on December 20, 2011. We expect to renew or replace our Credit Facility prior to its expiration. See Liquidity and Capital Resources — Credit Facility below for further information regarding the terms of our Credit Facility.
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
     We depend on a limited number of key customers for our ratings services and related software. For example, in 2010, Clear Channel represented 20 percent of our total revenue. Additionally, although fewer customer contracts expire in 2011 as compared to historical standards, if one or more key customers do not renew all or part of their contracts as they expire, we could experience a significant decrease in our operating results.
Critical Accounting Policies and Estimates
     Critical accounting policies and estimates are those that are both important to the presentation of our financial position or results of operations, and require our most difficult, complex or subjective judgments.
     Software development costs. We capitalize software development costs with respect to significant internal use software initiatives or enhancements from the time the preliminary project stage is completed and management considers it probable the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are amortized over periods of three to five years. We perform an assessment quarterly to determine if it is probable all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value. As of March 31, 2011, and December 31, 2010, our capitalized software developed for internal use had carrying amounts of $25.5 million and $24.4 million, respectively, including $11.9 million and $12.4 million, respectively, of software related to the PPM service.
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
     Insurance Receivables. During 2008, we became involved in two securities-law civil actions and a governmental interaction primarily related to the commercialization of our PPM service. Since 2008, we have incurred a combined total of $10.1 million in legal fees and expenses in connection with these matters. As of March 31, 2011, $5.9 million in insurance reimbursements related to these legal actions were received. As of March 31, 2011, and December 31, 2010, our insurance claims receivable related to these legal actions was $1.0 million and $0.6 million, respectively, and these amounts are included in our prepaid expenses and other current assets on our balance sheet. See Note 7 in our Notes to Consolidated Financial Statements for additional information concerning our insurance recovery receivables.

     Cost Method Investment. We account for our $5.2 million investment in TRA’s preferred stock using the cost method of accounting. TRA is closely held and there is not an efficient market in which buyers and sellers determine the fair value of these securities. We periodically assess the fair value of our investment in TRA through comparative analysis and analysis of TRA’s actual and projected financial results. Our assessment of the fair value of TRA requires the use of estimates and judgment. In the event the fair value of our investment in TRA were to fall below its carrying value, we would be required to recognize an impairment loss. We will continue to monitor TRA’s business for indicators that could affect the fair value of our investment.

Results of Operations
Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010
     The following table sets forth information with respect to our consolidated statements of income:
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Increase		Percentage of
	March 31,		(Decrease)		Revenue
	2011	2010	Dollars	Percent	2011	2010
Revenue	$100,869	$95,896	$4,973	5.2%	100.0%	100.0%

Costs and expenses
Cost of revenue	45,679	43,153	2,526	5.9%	45.3%	45.0%
Selling, general and administrative	17,109	17,641	(532)	(3.0%)	17.0%	18.4%
Research and development	8,995	9,909	(914)	(9.2%)	8.9%	10.3%

Total costs and expenses	71,783	70,703	1,080	1.5%	71.2%	73.7%

Operating income	29,086	25,193	3,893	15.5%	28.8%	26.3%
Equity in net loss of affiliate	(2,532)	(2,531)	(1)	0.0%	(2.5%)	(2.6%)

Income before interest and tax expense	26,554	22,662	3,892	17.2%	26.3%	23.6%
Interest income	6	2	4	200.0%	0.0%	0.0%
Interest expense	164	265	(101)	(38.1%)	0.2%	0.3%

Income before income tax expense	26,396	22,399	3,997	17.8%	26.2%	23.4%
Income tax expense	10,149	8,651	1,498	17.3%	10.1%	9.0%

Net income	$16,247	$13,748	$2,499	18.2%	16.1%	14.3%

Income per weighted average common share
Basic	$0.60	$0.52	$0.08	15.4%

Diluted	$0.59	$0.51	$0.08	15.7%

Cash dividends declared per common share	$0.10	$0.10	$—	—

Certain percentage amounts may not total due to rounding.

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Increase
	March 31,		(Decrease)
	2011	2010	Dollars	Percent
Other data:
EBIT (1)	$26,554	$22,662	$3,892	17.2%
EBITDA (1)	$33,869	$29,178	$4,691	16.1%
EBIT Margin (1)	26.3%	23.6%
EBITDA Margin (1)	33.6%	30.4%

EBIT and EBITDA Reconciliation (1)
Net income	$16,247	$13,748	$2,499	18.2%
Income tax expense	10,149	8,651	1,498	17.3%
Interest (income)	(6)	(2)	(4)	200.0%
Interest expense	164	265	(101)	(38.1%)

EBIT (1)	26,554	22,662	3,892	17.2%
Depreciation and amortization	7,315	6,516	799	12.3%

EBITDA (1)	$33,869	$29,178	$4,691	16.1%

(1)	EBIT (earnings before interest and income taxes), EBIT Margin, EBITDA (earnings before interest, income taxes, depreciation and amortization), and EBITDA Margin are non-GAAP financial measures that we believe are useful to investors in evaluating our results. See “EBIT and EBITDA” for further discussion of these non-GAAP financial measures.
     Revenue. Revenue increased by 5.2% or $5.0 million for the three-month period ended March 31, 2011, as compared to the same period in 2010 primarily due to more PPM Markets and higher prices charged for PPM-based ratings than for Diary-based ratings. PPM-based ratings service revenue increased by $14.4 million primarily due to the impact of the 15 PPM Markets commercialized during the last half of 2010, as well as price escalators in all PPM commercialized markets. This increase in PPM revenue was partially offset by a $9.8 million decrease in revenue related to the transition from our Diary-based ratings service.
     Cost of Revenue. Cost of revenue increased by 5.9% or $2.5 million for the three-month period ended March 31, 2011, as compared to the same period in 2010. Cost of revenue increased primarily due to $2.7 million of increased PPM service-related costs incurred to manage PPM panels for the 48 PPM Markets commercialized as of March 31, 2011, as compared to the 33 PPM Markets commercialized as of March 31, 2010. Increased PPM service costs were offset by $1.1 million of lower Diary-based service costs related to the corresponding reduction in the number of Diary markets.
     Selling, General, and Administrative. Selling, general, and administrative decreased by 3.0% or $0.5 million for the three-month period ended March 31, 2011, as compared to the same period in 2010. This net decrease included a $1.2 million supplemental retirement plan settlement loss incurred during the first quarter of 2010. This decrease was substantially offset by a $1.1 million increase in long-term incentive compensation charges resulting primarily from reversals incurred in conjunction with our 2010 CEO succession.
     Research and Development. Research and development decreased by 9.2% or $0.9 million for the three-month period ended March 31, 2011, as compared to the same period in 2010. Research and development decreased primarily due to a $1.2 million reduction in development costs related to our Diary service.

     EBIT and EBITDA. We believe presenting EBIT and EBITDA, both non-GAAP financial measures, as supplemental information helps investors, analysts and others, if they so choose, in understanding and evaluating our operating performance in some of the same ways that we do because EBIT and EBITDA exclude certain items not directly related to our core operating performance. We reference these non-GAAP financial measures in assessing current performance and making decisions about internal budgets, resource allocation and financial goals. EBIT is calculated by deducting interest income from net income and adding back interest expense and income tax expense to net income. EBITDA is calculated by deducting interest income from net income and adding back interest expense, income tax expense, and depreciation and amortization to net income. EBIT and EBITDA margins are calculated as percentages of revenue. EBIT and EBITDA should not be considered substitutes either for net income, as indicators of our operating performance, or for cash flow, as measures of our liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies.
     EBIT increased by 17.2% or $3.9 million for the three-month period ended March 31, 2011, as compared to the same period in 2010, primarily due to an increase in revenue associated with the PPM service transition. However, EBITDA increased by 16.1% or $4.7 million because this non-GAAP financial measure adds back depreciation and amortization, which increased by $0.8 million for the three-month period ended March 31, 2011, as compared to the same period in 2010.

Liquidity and Capital Resources

	As of March 31,	As of December 31,
	2011	2010	Change
Cash and cash equivalents	$23,557	$18,925	$4,632
Working capital deficiency	$(9,218)	$(32,333)	$23,115
Working capital, excluding deferred revenue which does not require a significant additional cash outlay	$25,171	$4,146	$21,025)
Total debt	$28,000	$53,000	$(25,000)

(1)
     We have relied upon our cash flow from operations, supplemented by borrowings under our available revolving credit facility (“Credit Facility”) as needed, to fund our dividends, capital expenditures, contractual obligations, and expenses. We expect that based on current and anticipated levels of operating performance, our cash flow from operations, cash and cash equivalents, and availability under our Credit Facility will be sufficient to support our operations for the next 12 months. We expect to renew or replace our revolving credit facility prior to December 20, 2011, the Credit Facility’s expiration date. See “Credit Facility” for further discussion of the relevant terms and covenants.
     Operating activities. For the three-month period ended March 31, 2011, the net cash provided by operating activities was $38.0 million, which was primarily due to $33.9 million in EBITDA, as discussed and reconciled to net income in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations,” partially offset by $0.8 million in income taxes paid.
     Net cash provided by operating activities for the three-month period ended March 31, 2011, was positively impacted by $10.6 million due to decreased accounts receivable balances, which resulted primarily from higher collections than billings during the first quarter of 2011.
     These increases in operating activities for the three-month period ended March 31, 2011, were partially offset by an $8.0 million decrease in accrued expenses and other current liabilities, which resulted primarily from a $6.1 million decrease in payroll, bonus and benefit accruals.
     Investing activities. Net cash used in investing activities for the three-month periods ended March 31, 2011, and 2010, was $7.2 million and $9.3 million, respectively. This $2.1 million decrease in cash used in investing activities was due to a $4.5 million licensing arrangement entered during the first quarter of 2010, partially offset by a $2.4 million increase in capital expenditures, resulting primarily from a $1.5 million increase in software capital development and purchases for the three-month period ended March 31, 2011, as compared to the same period in 2010.
     Financing activities. Net cash used in financing activities for the three-month periods ended March 31, 2011, and 2010, was $26.2 million and $6.0 million, respectively. The approximate $20.1 million increase in net cash used in financing activities was due primarily to a $25.0 million increase in the net repayment of our outstanding obligations under our Credit Facility during 2011 as compared to 2010. This increase to net cash used in financing activities was partially offset by a $3.8 million reversal of a bank overdraft payable during the first quarter of 2010, and a $0.8 million increase in proceeds from stock option exercises and stock purchase plans, which resulted from an increase in our company stock price during the three-month period ended March 31, 2011, as compared to the same period of 2010.
Credit Facility
     On December 20, 2006, we entered into an agreement with a consortium of lenders to provide up to $150.0 million of financing through a five-year, unsecured revolving credit facility. Our Credit Facility is scheduled to expire on December 20, 2011. We expect to renew or replace our Credit Facility prior to its expiration.

     The Credit Facility agreement contains an expansion feature for us to increase the total financing available under the Credit Facility by up to $50.0 million to an aggregate of $200.0 million. Such increased financing would be provided by one or more existing Credit Facility lending institutions, subject to the approval of our current lenders, and/or in combination with one or more new lending institutions, subject to the approval of the Credit Facility’s administrative agent. Interest on borrowings under the Credit Facility is calculated based on a floating rate for a duration of up to six months as selected by us.
     Our Credit Facility contains financial terms, covenants and operating restrictions that potentially restrict our financial flexibility. The material debt covenants under our Credit Facility include both a maximum leverage ratio and a minimum interest coverage ratio. The leverage ratio is a non-GAAP financial measure equal to the amount of our consolidated total indebtedness, as defined in our Credit Facility, divided by a contractually defined adjusted Earnings Before Interest, Taxes, Depreciation and Amortization and non-cash compensation (“Consolidated EBITDA”) for the trailing 12-month period. The interest coverage ratio is a non-GAAP financial measure equal to Consolidated EBITDA divided by total interest expense. Both ratios are designed as measures of our ability to meet current and future obligations. The following table presents the actual ratios and their threshold limits as defined by the Credit Facility as of March 31, 2011:

Covenant	Threshold	Actual
Maximum leverage ratio	3.0	0.25
Minimum interest coverage ratio	3.0	127
     As of March 31, 2011, based upon these financial covenants, there was no default or limit on our ability to borrow the unused portion of our Credit Facility.
     Our Credit Facility contains customary events of default, including nonpayment and breach covenants. In the event of default, repayment of borrowings under the Credit Facility could be accelerated. Our Credit Facility also contains cross default provisions whereby a default on any material indebtedness, as defined in the Credit Facility, could result in the acceleration of our outstanding debt and the termination of any unused commitment under the Credit Facility. The agreement potentially limits, among other things, our ability to sell assets, incur additional indebtedness, and grant or incur liens on our assets. Under the terms of the Credit Facility, all of our material domestic subsidiaries, if any, guarantee the commitment. Currently, we do not have any material domestic subsidiaries as defined under the terms of the Credit Facility. Although we do not believe that the terms of our Credit Facility limit the operation of our business in any material respect, the terms of the Credit Facility may restrict or prohibit our ability to raise additional debt capital when needed or could prevent us from investing in other growth initiatives. Our outstanding borrowings under the Credit Facility were $28.0 million and $53.0 million as of March 31, 2011, and December 31, 2010, respectively. We have been in compliance with the terms of the Credit Facility since the agreement’s inception. As of April 29, 2011, we had $13.0 million in outstanding debt under the Credit Facility.
Other Liquidity Matters
     Recruitment of younger demographic groups through cell phone household and targeted in-person recruiting initiatives for both our Diary and PPM services has increased and will continue to increase our cost of revenue as we strive to continue to improve the quality of our samples. We believe that based on current and anticipated levels of operating performance, our cash flow from operations, cash and cash equivalents, and availability under our Credit Facility will be sufficient to support our operations for the next 12 months.
Seasonality
Revenue
     We recognize revenue for services over the terms of license agreements as services are delivered while expenses are recognized as incurred. We currently gather radio-listening data in 282 U.S. local markets, including 234 Diary markets and 48 PPM Markets.

     In our PPM markets, we deliver ratings 13 times a year, with four PPM ratings reports delivered in the fourth quarter. As a result, we expect to recognize more revenue in PPM Markets in the fourth quarter than in each of the first three quarters of the year.
     As we commercialized the PPM service, the amount of deferred revenue recorded on our balance sheet has decreased due to the more frequent delivery of our PPM service, which is delivered 13 times a year versus the quarterly and semi-annual delivery for our Diary service.
     During the transition period from the Diary service to PPM service in each PPM Market, there were fluctuations in the depth of the seasonality pattern because during the initial quarter in which the PPM ratings service is commercialized in a market, we recognize revenue based on the delivery of both the final quarterly Diary ratings and the initial monthly PPM ratings for that market.
     All 234 Diary markets are measured at least twice per year (April-May-June for the “Spring Survey” and October-November-December for the “Fall Survey”). In addition, we measure all 48 larger Diary markets an additional two times per year (January-February-March for the “Winter Survey” and July-August-September for the “Summer Survey”). We generally deliver our Diary ratings reports and recognize the related revenue in the quarter after the survey is measured. Consequently, our Diary revenue is generally higher in the first and third quarters as a result of the delivery of the Fall Survey and Spring Survey to all Diary markets compared to revenue in the second and fourth quarters, when delivery of the Winter Survey and Summer Survey, respectively, is made only to 48 larger Diary markets.
     Our Arbitron sales of Scarborough revenue is recognized predominantly in the second and fourth quarters when the substantial majority of services are delivered.
     As a result of the various seasonal impacts mentioned above, we typically expect that the highest consolidated revenue quarter for the year would be the fourth quarter and the lowest would be the second quarter.
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
     Now that all our planned PPM Markets are commercialized, and because we conduct our PPM services continuously throughout the year, we do not expect significant seasonality in PPM costs and expenses. In our Diary service, our expenses are generally higher in the second and fourth quarters as we conduct the Spring Survey and Fall Survey for all 234 of our Diary Markets.
Equity earnings/losses in Scarborough Research
     Our affiliate, Scarborough, typically experiences losses during the first and third quarters of each year because revenue is recognized predominantly in the second and fourth quarters when the substantial majority of services are delivered. Scarborough royalty costs, which are recognized in cost of revenue, are also higher during the second and fourth quarters.

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
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved, from time to time, in litigation and proceedings, including with governmental authorities, arising out of the ordinary course of business. Legal costs for services rendered in the course of these proceedings are charged to expense as they are incurred.
     On April 30, 2008, Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund filed a securities class action lawsuit in the United States District Court for the Southern District of New York on behalf of a purported Class of all purchasers of Arbitron common stock between July 19, 2007, and November 26, 2007. The plaintiff asserts that Arbitron, Stephen B. Morris (our former Chairman, President and Chief Executive Officer), and Sean R. Creamer (currently our Executive Vice President, U.S. Media Services & formerly Chief Financial Officer) violated federal securities laws. The plaintiff alleges misrepresentations and omissions relating, among other things, to the delay in commercialization of our PPM ratings service in November 2007, as well as stock sales during the period by company insiders who were not named as defendants and Messrs. Morris and Creamer. The plaintiff seeks class certification, compensatory damages plus interest and attorneys’ fees, among other remedies. On September 22, 2008 the plaintiff filed an Amended Class Action Complaint. On November 25, 2008, Arbitron, Mr. Morris, and Mr. Creamer each filed Motions to Dismiss the Amended Class Action Complaint. In September 2009, the plaintiff sought leave to file a Second Amended Class Action Complaint in lieu of oral argument on the pending Motions to Dismiss. The court granted leave to file a Second Amended Class Action Complaint and denied the pending Motions to Dismiss without prejudice. On or about October 19, 2009, the plaintiff filed a Second Amended Class Action Complaint. Briefing on motions to dismiss the Second Amended Class Action Complaint was completed in March 2010. Arbitron and each of Mr. Morris and Mr. Creamer again moved to dismiss the Second Amended Class Action Complaint. On September 24, 2010, the Court granted Mr. Creamer’s motion to dismiss the plaintiff’s claims against him, and all claims against Mr. Creamer were dismissed with prejudice. The motions to dismiss the Second Amended Class Action Complaint by Arbitron and Mr. Morris were denied. Arbitron and Mr. Morris each then filed answers denying the claims.
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
     On April 22, 2009, the Company filed suit in the United States District Court for the Southern District of New York against John Barrett Kiefl seeking a judgment that Arbitron is the sole owner and assignee of certain patents relating to Arbitron’s Portable People Meter technology. On December 2, 2009, Mr. Kiefl filed a second amended answer and third amended counterclaims seeking a judgment that: (i) he is an inventor and owner of one of the patents at issue, U.S. Patent No. 5,483,276 (the “276 Patent”), (ii) for unjust enrichment, and (iii) for such further relief as the court may deem just and proper. Mr. Kiefl has waived any claim of ownership as to the remaining patents covered by Arbitron’s complaint. Mr. Kiefl moved to dismiss Arbitron’s declaratory judgment claims as to those remaining patents, and Arbitron moved to dismiss Mr. Kiefl’s counterclaims in their entirety. On August 13, 2010, the Court granted both parties’ motions to dismiss, leaving intact only Arbitron’s claim that it is the sole owner of the ‘276 Patent. Kiefl’s motion to reconsider the dismissal of his counterclaim for inventorship of the ‘276 Patent was denied on October 6, 2010. On March 16, 2011, the parties entered into an agreement to settle the lawsuit, and on March 17, 2011, the lawsuit was dismissed with prejudice.
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
Item 1A. Risk Factors
     See Item 1A. — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010 for a detailed discussion of risk factors affecting Arbitron.
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

ARBITRON INC.
By:	/s/ RICHARD J. SURRATT
Richard J. Surratt
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant's principal financial and principal accounting officer)
Date: May 5, 2011