Form 10-Q
period 2011-06-30
ARBITRON INC
filed 2011-08-05
CIK 109758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 27,218,829 shares of common stock, par value $0.50 per share, outstanding as of July 29, 2011.

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

ARBITRON INC.
Consolidated Balance Sheets
(In thousands, except par value data)

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$8,215	$18,925
Trade accounts receivable, net of allowance for doubtful accounts of $4,568 as of June 30, 2011, and $4,708 as of December 31, 2010	58,551	59,808
Prepaid expenses and other current assets	8,739	11,332
Deferred tax assets	4,707	4,758

Total current assets	80,212	94,823

Equity and other investments	17,256	18,385
Property and equipment, net	68,854	70,332
Goodwill, net	38,895	38,895
Other intangibles, net	5,701	6,272
Other noncurrent assets	267	534

Total assets	$211,185	$229,241

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,808	$10,007
Accrued expenses and other current liabilities	20,873	27,670
Current portion of debt	5,000	53,000
Deferred revenue	47,746	36,479

Total current liabilities	83,427	127,156
Noncurrent deferred tax liabilities	2,241	2,695
Other noncurrent liabilities	22,974	21,739

Total liabilities	108,642	151,590

Stockholders’ equity
Preferred stock, $100.00 par value, 750 shares authorized, no shares issued	—	—
Common stock, $0.50 par value, 500,000 shares authorized, 32,338 shares issued as of June 30, 2011, and December 31, 2010	16,169	16,169
Retained earnings	98,541	74,184
Common stock held in treasury, 5,139 shares as of June 30, 2011, and 5,285 shares as of December 31, 2010	(2,570)	(2,642)
Accumulated other comprehensive loss	(9,597)	(10,060)

Total stockholders’ equity	102,543	77,651

Total liabilities and stockholders’ equity	$211,185	$229,241

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,
	2011	2010
Revenue	$95,737	$88,339

Costs and expenses
Cost of revenue	61,025	59,504
Selling, general and administrative	18,656	19,149
Research and development	9,017	9,072

Total costs and expenses	88,698	87,725

Operating income	7,039	614

Equity in net income of affiliate	5,453	5,642

Income before interest and income tax expense	12,492	6,256
Interest income	8	4
Interest expense	104	254

Income before income tax expense	12,396	6,006
Income tax expense	4,812	2,207

Net income	$7,584	$3,799

Income per weighted-average common share
Basic	$0.28	$0.14
Diluted	$0.27	$0.14

Weighted-average common shares used in calculations
Basic	27,159	26,650
Potentially dilutive securities	449	424

Diluted	27,608	27,074

Dividends declared per common share outstanding	$0.10	$0.10

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Six Months Ended
	June 30,
	2011	2010
Revenue	$196,606	$184,235

Costs and expenses
Cost of revenue	106,704	102,657
Selling, general and administrative	35,765	36,790
Research and development	18,012	18,981

Total costs and expenses	160,481	158,428

Operating income	36,125	25,807

Equity in net income of affiliate	2,921	3,111

Income before interest and income tax expense	39,046	28,918
Interest income	14	6
Interest expense	268	519

Income before income tax expense	38,792	28,405
Income tax expense	14,961	10,858

Net income	$23,831	$17,547

Income per weighted-average common share
Basic	$0.88	$0.66
Diluted	$0.86	$0.65

Weighted-average common shares used in calculations
Basic	27,119	26,622
Potentially dilutive securities	483	377

Diluted	27,602	26,999

Dividends declared per common share outstanding	$0.20	$0.20

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Consolidated Statements of Cash Flows
(In thousands and unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$23,831	$17,547
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	13,983	12,931
Amortization of intangible assets	571	264
Loss on asset disposals and impairments	1,221	1,319
Loss due to retirement plan settlements	—	1,212
Reduced tax benefits on share-based awards	—	(25)
Deferred income taxes	(706)	(539)
Equity in net income of affiliate	(2,921)	(3,111)
Distributions from affiliate	4,050	4,650
Bad debt expense	930	60
Non-cash share-based compensation	3,831	3,102
Changes in operating assets and liabilities
Trade accounts receivable	327	(4,141)
Prepaid expenses and other assets	2,705	142
Accounts payable	250	(398)
Accrued expenses and other current liabilities	(6,998)	(6,457)
Deferred revenue	11,267	6,582
Other noncurrent liabilities	2,010	1,600

Net cash provided by operating activities	54,351	34,738

Cash flows from investing activities
Additions to property and equipment	(14,182)	(12,859)
License of other intangible assets	—	(4,500)
Purchases of equity and other investments	—	(1,780)
Payments for business acquisitions	—	(2,500)

Net cash used in investing activities	(14,182)	(21,639)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	2,046	1,156
Dividends paid to stockholders	(5,408)	(5,312)
Tax benefits realized from share-based awards	484	—
Decrease in bank overdraft payables	—	(3,833)
Borrowings under Credit Facility	5,000	10,000
Payments under Credit Facility	(53,000)	(10,000)

Net cash used in financing activities	(50,878)	(7,989)

Effect of exchange rate changes on cash and cash equivalents	(1)	(1)

Net change in cash and cash equivalents	(10,710)	5,109
Cash and cash equivalents at beginning of period	18,925	8,217

Cash and cash equivalents at end of period	$8,215	$13,326

See accompanying notes to consolidated financial statements.

ARBITRON INC.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)
1. Basis of Presentation and Consolidation
Presentation
     The accompanying unaudited consolidated financial statements of Arbitron Inc. (the “Company” or “Arbitron”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and are of a normal recurring nature. The consolidated balance sheet as of December 31, 2010 was audited as of that date, but all of the information and notes as of December 31, 2010 required by U.S. generally accepted accounting principles have not been included in this Form 10-Q. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Consolidation
     The consolidated financial statements of the Company for the six-month period ended June 30, 2011, reflect the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries: Arbitron Holdings Inc., Astro West LLC, Ceridian Infotech (India) Private Limited, Arbitron International, LLC, and Arbitron Technology Services India Private Limited. All significant intercompany balances have been eliminated in consolidation. Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period’s presentation.
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

3. Current Portion of Debt
     The Company has an agreement with a consortium of lenders to provide up to $150.0 million of financing to the Company through a five-year, unsecured revolving credit facility (the “Credit Facility”), expiring on December 20, 2011. The agreement contains an expansion feature for the Company to increase the total financing available under the Credit Facility by up to $50.0 million to an aggregate of $200.0 million. Such increased financing would be provided by one or more existing Credit Facility lending institutions, subject to the approval of the lenders, and/or in combination with one or more new lending institutions, subject to the approval of the Credit Facility’s administrative agent.
     The Company expects to renew or replace the Credit Facility prior to its expiration. As of June 30, 2011, and December 31, 2010, the outstanding borrowings under the Credit Facility were $5.0 million and $53.0 million, respectively.
     Interest paid during each of the six-month periods ended June 30, 2011, and 2010, was $0.3 million and $0.5 million, respectively.
4. Stockholders’ Equity
     Changes in stockholders’ equity for the six-month period ended June 30, 2011, were as follows (in thousands):

					Accumulated
					Other	Total
	Shares	Common	Treasury	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Stock	Earnings	Loss	Equity

Balance as of December 31, 2010	27,055	$16,169	$(2,642)	$74,184	$(10,060)	$77,651

Net income	—	—	—	23,831	—	23,831

Common stock issued from treasury stock	144	—	72	1,640	—	1,712

Tax benefits from share-based awards	—	—	—	484	—	484

Non-cash share-based compensation	—	—	—	3,831	—	3,831

Dividends declared	—	—	—	(5,429)	—	(5,429)

Other comprehensive income	—	—	—	—	463	463

Balance as of June 30, 2011	27,199	$16,169	$(2,570)	$98,541	$(9,597)	$102,543

     A quarterly cash dividend of $0.10 per common share was paid to stockholders on July 1, 2011.

5. Net Income per Weighted-Average Common Share
     The computations of basic and diluted net income per weighted-average common share for the three and six-month periods ended June 30, 2011, and 2010, are based on the Company’s weighted-average shares of common stock and potentially dilutive securities outstanding.
     Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period. As of June 30, 2011, and 2010, there were stock options to purchase 2,038,787 and 2,486,862 shares, respectively, of the Company’s common stock outstanding, of which stock options to purchase 869,397 and 1,356,889 shares of the Company’s common stock, respectively, were excluded from the computation of diluted net income per weighted-average common share for the quarters ended June 30, 2011, and 2010, respectively, either because the stock options’ exercise prices were greater than the average market price of the Company’s common shares or assumed repurchases from proceeds from the stock options’ exercise were antidilutive.
6. Comprehensive Income and Accumulated Other Comprehensive Loss
     The Company’s comprehensive income is comprised of net income, changes in foreign currency translation adjustments, and changes in retirement liabilities, net of tax. The components of comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$7,584	$3,799	$23,831	$17,547

Other comprehensive income (loss):
Change in foreign currency translation adjustment	(23)	(253)	(9)	(227)
Change in retirement liabilities, net of tax expense of $151, and $117 for the three-month periods ended June 30, 2011, and 2010, respectively; and a tax expense of $303, and $559 for the six-month periods ended June 30, 2011, and 2010, respectively;	236	184	472	869

Other comprehensive income (loss)	213	(69)	463	642

Comprehensive income	$7,797	$3,730	$24,294	$18,189

The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30,	December 31,
	2011	2010
Foreign currency translation adjustment	$(469)	$(460)
Retirement plan liabilities, net of tax	(9,128)	(9,600)

Accumulated other comprehensive loss	$(9,597)	$(10,060)

7. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets as of June 30, 2011, and December 31, 2010, consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Survey participant incentives and prepaid postage	$1,324	$2,441
Insurance recovery receivable	573	601
Prepaid income taxes	4,165	5,518
Other	2,677	2,772

Prepaid expenses and other current assets	$8,739	$11,332

     During 2008, the Company became involved in two securities-law civil actions and a governmental interaction primarily related to the commercialization of our PPM service, which the management of the Company believes are covered by the Company’s Directors and Officers insurance policy. As of June 30, 2011 and December 31, 2010, the Company incurred-to-date $10.3 million, and $9.7 million, respectively, in legal fees and costs in defense of its positions related thereto, and as of June 30, 2011, the Company had received $6.7 million in insurance reimbursements related to these legal actions. The Company reported approximately $0.6 million, and $0.3 million in related legal fees recorded during the six-month periods ended June 30, 2011, and 2010, respectively. These legal fees were offset by $0.8 million and $0.3 million in insurance recoveries as reductions to selling, general and administrative expense during the six-month periods ended June 30, 2011, and 2010, respectively.
8. Equity and Other Investments
     The Company’s equity and other investments as of June 30, 2011, and December 31, 2010, consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Scarborough	$12,076	$13,205

TRA preferred stock	5,180	5,180

Equity and other investments	$17,256	$18,385

     The Company’s 49.5% investment in Scarborough Research (“Scarborough”), a Delaware general partnership, is accounted for using the equity method of accounting. The Company’s investment in TRA Global, Inc. (“TRA”) is accounted for using the cost method of accounting. See Note 15 Financial Instruments for further information regarding the Company’s investment in TRA as of June 30, 2011.

     The following table shows the investment activity and balances for each of the Company’s investments and in total for the three-and six-month periods ended June 30, 2011, and 2010 (in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
	Scarborough	TRA	Total	Scarborough	TRA	Total

Beginning balance	$8,023	$5,180	$13,203	$8,057	$3,400	$11,457
Investment income	5,453	—	5,453	5,642	—	5,642
Distributions from investee	(1,400)	—	(1,400)	(1,700)	—	(1,700)
Cash investments	—	—	—	—	1,780	1,780

Ending balance at June 30	$12,076	$5,180	$17,256	$11,999	$5,180	$17,179

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
	Scarborough	TRA	Total	Scarborough	TRA	Total

Beginning balance	$13,205	$5,180	$18,385	$13,538	$3,400	$16,938
Investment income	2,921	—	2,921	3,111	—	3,111
Distributions from investee	(4,050)	—	(4,050)	(4,650)	—	(4,650)
Cash investments	—	—	—	—	1,780	1,780

Ending balance at June 30	$12,076	$5,180	$17,256	$11,999	$5,180	$17,179

9. Acquisitions
     On July 28, 2011, a wholly-owned subsidiary of the Company acquired Zokem Oy, a Finland-based mobile audience measurement and analytics firm. The Company paid approximately $11.7 million in cash for the acquisition with possible additional cash payments to be made through 2015 of up to $12.0 million, which is contingent upon Zokem reaching certain financial performance targets in the future.
     On June 15, 2010, a wholly-owned subsidiary of the Company, purchased the technology portfolio, trade name, and equipment of Integrated Media Measurement, Inc. The Company paid $2.5 million for these assets, which included $1.8 million of intangible assets, $0.3 million of computer equipment, and $0.4 million of goodwill. The intangible assets are being amortized over 5.0 years.
     On March 23, 2010, the Company entered into a licensing arrangement with Digimarc Corporation (“Digimarc”) to receive a non-exclusive, worldwide and irrevocable license to a substantial portion of Digimarc’s domestic and international patent portfolio. The Company paid $4.5 million for this other intangible asset, which is being amortized over 7.0 years.
10. Contingencies
     The Company is involved in a number of governmental interactions primarily related to the commercialization of our PPM service. A contingent loss in the amount of $0.4 million and $0.5 million for these claims was recorded in accrued expenses and other current liabilities on the Company’s consolidated balance sheet as of June 30, 2011, and December 31, 2010, respectively.
11. Retirement Plans
     Certain of the Company’s United States employees participate in a defined-benefit pension plan that closed to new participants effective January 1, 1995. The Company also subsidizes healthcare benefits for eligible retired employees who participate in the pension plan and were hired before January 1, 1992. The Company sponsored one nonqualified, unfunded supplemental retirement plan during the six-month period ended June 30, 2011. The Company sponsored two supplemental retirement plans during the six-month period ended June 30, 2010, prior to the termination of one of the supplemental plans in the third quarter of 2010.

     The components of periodic benefit costs for the defined-benefit pension, postretirement healthcare and supplemental retirement plan(s) were as follows (in thousands):

	Defined-Benefit		Postretirement Healthcare		Supplemental
	Pension Plan		Plan		Retirement Plan(s)
	Three Months		Three Months		Three Months
	Ended June 30,		Ended June 30,		Ended June 30,
	2011	2010	2011	2010	2011	2010
Service cost	$193	$182	$9	$9	$5	$4
Interest cost	455	471	21	23	40	50
Expected return on plan assets	(513)	(534)	—	—	—	—
Amortization of net loss	343	263	7	9	38	30

Net periodic benefit cost	$478	$382	$37	$41	$83	$84

	Defined-Benefit		Postretirement Healthcare		Supplemental
	Pension Plan		Plan		Retirement Plan(s)
	Six Months		Six Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,
	2011	2010	2011	2010	2011	2010
Service cost	$387	$365	$19	$19	$10	$8
Interest cost	910	942	41	45	80	109
Expected return on plan assets	(1,026)	(1,068)	—	—	—	—
Amortization of net loss	685	526	14	18	76	72

Net periodic benefit cost	$956	$765	$74	$82	$166	$189

Settlement and curtailment loss	$—	$—	$—	$—	$—	$1,212

     During the six-month period ended June 30, 2010, the Company recognized a $1.2 million settlement loss as a result of a lump sum distribution paid to a supplemental retirement plan participant which exceeded the service and interest components incurred for that plan. No settlement charge was incurred during the six-month period ended June 30, 2011.
     The Company estimates that it will contribute $2.2 million to its defined benefit plans during 2011.
12. Taxes
     The effective tax rate increased to 38.6% for the six months ended June 30, 2011, from 38.2% for the six months ended June 30, 2010.
     During 2011, the Company’s net unrecognized tax benefits for certain tax contingencies decreased from $1.9 million as of December 31, 2010, to $1.3 million as of June 30, 2011. If recognized, the $1.3 million in unrecognized tax benefits would reduce the Company’s effective tax rate in future periods.
     Income taxes paid for the six-months ended June 30, 2011 and 2010, were $14.3 million and $15.1 million, respectively.

13. Share-Based Compensation
     The following table sets forth information with regard to the income statement recognition of share-based compensation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenue	$115	$90	$243	$180
Selling, general and administrative	1,634	1,886	3,429	2,808
Research and development	77	61	159	114

Share-based compensation	$1,826	$2,037	$3,831	$3,102

     There was no capitalized share-based compensation cost recorded during the six-month periods ended June 30, 2011, and 2010.
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
     Compensation expense for stock options is recognized on a straight-line basis over the vesting period using the fair value of each stock option estimated as of the grant date. The Company uses historical data to estimate future option exercises and employee terminations in order to determine the expected term of the stock option, where the expected term of stock option granted represents the period of time that such stock option is expected to be outstanding. Identified groups of optionholders with similar historical exercise behavior are considered separately for valuation purposes. The expected term of stock options can vary for groups of optionholders exhibiting different behavior. The fair value of each stock option granted to employees and nonemployee directors during the six-month periods ended June 30, 2011, and 2010, was estimated on the date of grant using a Black-Scholes stock option valuation model, which uses a risk-free rate and volatility rate, among other things, to estimate fair value. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury strip bond yield curve in effect at the time of grant. Expected volatilities are based on the historical volatility of the Company’s common stock.
     For the three-month periods ended June 30, 2011 and 2010, no stock options were granted, respectively.
     For the six-month periods ended June 30, 2011 and 2010, the number of stock options granted was 73,225 and 288,544, respectively, and the weighted-average exercise price for those stock options granted was $44.06 and $22.84, respectively.
     As of June 30, 2011, there was $2.6 million in total unrecognized compensation cost related to stock options granted under the SIPs. This aggregate unrecognized cost is expected to be recognized over a weighted-average remaining period of 1.8 years. The weighted-average exercise price and weighted-average remaining contractual term for outstanding stock options as of June 30, 2011, were $32.84 and 6.02 years, respectively, and as of June 30, 2010, $30.84 and 6.98 years, respectively.

Service and Performance Award Shares
     Service award shares. During the six-month period ended June 30, 2011, the Company granted service award shares under the SIPs. These service award shares (i) were issued at the fair market value of the Company’s common stock on the date of grant, (ii) vest in four equal annual installments beginning on the first anniversary date of the grant, and (iii) for any unvested shares, expire without vesting if the employee is no longer employed by the Company. For those service award shares granted prior to 2010, the service award shares generally provide for accelerated vesting if there is a change in control of the Company. Effective for service award shares granted after 2009, the service award shares provide for accelerated vesting if (i) there is a change in control of the Company and (ii) the participant’s employment terminates during the 24-month period following the effective date of the change in control for one of the reasons specified in the restricted stock unit agreement.
     Compensation expense for service award shares is recognized on a straight-line basis over the vesting period using the fair market value of the Company’s common stock on the date of grant.
     As of June 30, 2011, there was $2.8 million of total unrecognized compensation cost related to service award shares granted under the SIPs. This aggregate unrecognized cost for service award shares is expected to be recognized over a weighted-average period of 2.26 years. Additional information for the three-and six-month periods ended June 30, 2011, and 2010, is noted in the following table (dollars in thousands, except per share amounts):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Number of service award shares granted	—	—	18,434	—

Weighted average grant-date fair value per share	—	—	$42.72	—

Fair value of service award shares vested	$1,531	$1,467	$2,214	$2,190
     Performance award shares. During the six-month periods ended June 30, 2011 and 2010, the Company granted performance award shares under the SIPS. These performance award shares (i) were issued at the fair market value of the Company’s common stock on the date of grant, (ii) will expire without vesting if the Company’s return on invested capital (“ROIC”) for the annual performance period does not exceed 12 percent, which is an approximation of the Company’s weighted average cost of capital, (iii) will, if the Company’s ROIC exceeds 12 percent, vest in four equal annual installments beginning on the first anniversary date of the grant, and (iv) for any unvested shares, expire without vesting if the employee is no longer employed by the Company. The Company’s performance award shares provide for accelerated vesting if (i) there is a change in control of the Company and (ii) the participant’s employment terminates during the 24-month period following the effective date of the change in control for one of the reasons specified in the performance-based restricted stock unit agreement.
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

     Additional information for the three- and six-month periods ended June 30, 2011, and 2010, is noted in the following table (dollars in thousands, except per share amounts):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Number of performance award shares granted	—	39,630	22,511	91,553

Weighted average grant-date fair value per share	—	$30.46	$44.44	$25.76

Fair value of performance award shares vested	$415	—	$804	—
     As of June 30, 2011, there was $1.6 million of total unrecognized compensation cost related to performance award shares granted under the SIPs. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 3.10 years.
Deferred Stock Units
     Service award grant to CEO. During the six month periods ended June 30, 2011 and 2010, the Company granted deferred stock unit service awards (“Service DSUs”) under the SIPs to its CEO. Service DSUs are issued under the SIPs at the fair market value of the Company’s stock on the date of grant, and generally vest annually over a four-year period on each anniversary date of the grant. The Service DSUs, if vested, will be convertible into shares of the Company’s common stock following the holder’s termination of employment. The Service DSUs provide for accelerated vesting upon termination without cause or retirement as defined in the CEO’s employment agreement. No Service DSUs were converted into the Company’s common stock shares during the six-month periods ended June 30, 2011, and 2010. Additional information for the three- and six-month periods ended June 30, 2011, and 2010, is noted in the following table (dollars in thousands, except per share amounts):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Service DSUs Awarded to CEO	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Number of shares granted	—	—	900	60,144

Weighted-average grant date fair value per share	—	—	$44.44	$24.94

Fair value of shares vested	—	—	$704	—
     Compensation expense for Service DSUs is recognized on a straight-line basis over the vesting period using the fair market value of the Company’s common stock on the date of grant. As of June 30, 2011, there was $0.4 million of total unrecognized compensation cost related to Service DSUs. This aggregate unrecognized cost is expected to be recognized over the weighted-average period of 0.53 years.
     Performance award grant to CEO. During the six-month periods ended June 30, 2011 and 2010, the Company granted deferred stock unit performance awards (“Performance DSUs”) under the SIPs to its CEO. These Performance DSUs (i) were issued at the fair market value of the Company’s common stock on the date of grant, (ii)

will expire without vesting if the Company’s return on invested capital (“ROIC”) for the annual performance period does not exceed 12 percent, which is an approximation of the Company’s weighted average cost of capital, (iii) will, if the Company’s ROIC exceeds 12 percent, vest in four equal annual installments beginning on the first anniversary date of the grant, and (iv) provide for accelerated vesting upon termination without cause or retirement as defined in the CEO’s employment agreement. These Performance DSUs, if vested, will be convertible into shares of the Company’s common stock, subsequent to termination of employment. Additional information for the three- and six-month periods ended June 30, 2011, and 2010, is noted in the following table (dollars in thousands, except per share amounts):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Performance DSUs Awarded to CEO	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Number of shares granted	—	—	24,122	23,004

Weighted-average grant date fair value per share	—	—	$44.44	$22.17

Fair value of shares vested	—	—	$227	—
     Compensation expense for Performance DSUs is recognized using the fair market value of the Company’s common stock on the date of grant and on an accelerated basis. The Company recognizes expense for these Performance DSUs under the assumption that the performance ROIC target will be achieved. If it appears such performance ROIC target will not be met, the Company would stop recognizing any further compensation cost and any previously recognized compensation cost would be reversed. As of June 30, 2011, there was $0.9 million of total unrecognized compensation cost related to Performance DSUs. This aggregate unrecognized cost is expected to be recognized over the weighted-average period of 1.41 years.
     Awards for service on Board of Directors (“Board”). The Company issues deferred stock units to its Board of Directors (“Board DSUs”) under the SIPs. These Board DSUs (i) were issued at the fair market value of the Company’s common stock on the date of grant and (ii) if vested, will be convertible to shares of the Company’s common stock subsequent to termination of service as a director. Annual grants of Board DSUs vest annually in three equal installments over a three-year period.
     In addition to receiving Board DSU grants annually, the Board members have the right to elect to receive all or a portion of their retainer and meeting attendance fees as cash and/or deferred stock units, which vest immediately. Only nonemployee directors are eligible for director compensation and therefore Board DSUs are only granted to nonemployee Directors.

     Additional information for the three- and six-month periods ended June 30, 2011, and 2010, is noted in the following table (dollars in thousands, except per share amounts):

Board DSUs and Dividend	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Equivalents Awarded to Board	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Number of shares granted	21,061	25,517	22,481	31,676

Weighted-average grant date fair value per share	$40.67	$29.03	$40.60	$28.38

Fair value of shares vested	$57	$41	$173	$84
     Compensation expense for Board DSUs is recognized on a straight-line basis over the vesting period using the fair market value of the Company’s common stock on the date of grant. As of June 30, 2011, there was $1.4 million of total unrecognized compensation cost related to Board DSUs granted to nonemployee directors. This aggregate unrecognized cost is expected to be recognized over the weighted-average period of 2.47 years.
14. Concentration Risk
     Arbitron is a leading media and marketing information services firm primarily serving radio, advertising agencies, cable and broadcast television, advertisers, retailers, out-of-home media, online media and print media.
     The Company’s quantitative radio audience ratings service and related software licensing revenue accounted for the following percentages, in the aggregate, of total Company revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Quantitative radio audience ratings service and related software licensing revenue	81%	81%	89%	89%
     The Company had one customer that individually represented 20% of its annual revenue for the year ended December 31, 2010. The Company had two customers that individually represented 17% and 12% of its total accounts receivable as of June 30, 2011, and two customers that individually represented 24% and 11% of its total accounts receivable as of December 31, 2010. The Company has historically experienced a high level of contract renewals.
15. Financial Instruments
     The fair values of accounts receivable and accounts payable approximate their carrying values due to their short-term nature. The Company accounts for its $5.2 million investment in TRA’s preferred stock using the cost method of accounting. TRA is closely held and there is not an efficient market in which buyers and sellers determine the fair value of these shares. The Company periodically assesses the fair value of its investment in TRA through comparative analysis and analysis of TRA’s actual and projected financial results. As of June 30, 2011, the Company believes that the fair value of the TRA investment approximates the carrying value of $5.2 million. In the event the fair value of the investment in TRA were to fall below its carrying value in the future, the Company would be required to recognize an impairment loss.
     Due to the floating rate nature of the Company’s revolving obligation under its Credit Facility, the carrying amounts of $5.0 million and $53.0 million in outstanding borrowings as of June 30, 2011, and December 31, 2010, respectively, approximate their fair values.

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
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron Inc. and its subsidiaries (“we,” “our,” “Arbitron,” or the “Company”) in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “intends,” “anticipates,” “estimates,” “believes,” “plans,” or comparable terminology, are forward-looking statements based on current expectations about future events, which we have derived from information currently available to us. These forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results to differ materially from results implied by such forward-looking statements. These risks and uncertainties include, in no particular order, whether we will be able to:
•	successfully maintain and promote industry usage of our services, a critical mass of broadcaster encoding, and the proper understanding of our audience ratings services and methodology in light of governmental actions, including investigation, regulation, legislation or litigation, customer or industry group activism, or adverse community or public relations efforts;

•	successfully obtain and/or maintain Media Rating Council, Inc. (“MRC”) accreditation for our audience ratings services;

•	successfully launch our cross-platform initiatives;

•	support our current and future services by designing, recruiting and maintaining research samples that appropriately balance quality, size and operational cost;

•	successfully develop, implement and fund initiatives designed to increase sample quality;

•	successfully manage costs associated with cell phone household recruitment and targeted in-person recruitment;

•	successfully manage the impact on our business of the economic environment generally, and in the advertising market, in particular, including, without limitation, the insolvency of any of our customers or the impact of a downturn on our customers’ ability to fulfill their payment obligations to us;

•	successfully integrate acquired operations, including differing levels of management and internal control effectiveness at the acquired entity;

•	compete with companies that may have financial, marketing, sales, technical or other advantages over us;

•	effectively respond to rapidly changing technologies by creating proprietary systems to support our research initiatives and by developing new services that meet marketplace demands in a timely manner;

•	successfully execute our business strategies, including evaluating and, where appropriate, entering into potential acquisition, joint-venture or other material third-party agreements;

•	manage and process the information we collect in compliance with data protection and privacy requirements;

•	successfully develop and implement technology solutions to encode and/or measure new forms of media content and delivery, and advertising in an increasingly competitive environment; and

•	renew contracts with key customers.
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
     Historically, our quantitative radio ratings services and related software have accounted for a substantial majority of our revenue. For each of the six-month periods ended June 30, 2011, and 2010, our quantitative radio ratings services and related software accounted for approximately 89 percent of our revenue. We expect that for the year ending December 31, 2011, our quantitative radio ratings services and related software licensing will account for approximately 89 percent of our revenue.
     Quarterly fluctuations in these percentages are reflective of the seasonal delivery schedule of our quantitative radio ratings service and our Scarborough revenues. For further information regarding seasonality trends, see “Seasonality.”
     While we expect that our quantitative radio ratings services and related software licensing will continue to account for the majority of our revenue for the foreseeable future, we are actively seeking opportunities to diversify our revenue base by, among other things, leveraging the investment we have made in our Portable People MeterTM (“PPMTM”) Platform, (which we define as our PPM technology and our PPM panel combined), and exploring applications of the PPM Platform to both enhance and extend beyond our domestic radio ratings business.
     As of December 31, 2010, we completed the commercialization of our PPM radio ratings service in 48 of the largest United States radio markets (“PPM Markets”). We believe those broadcasters with whom we have entered into multi-year PPM agreements account for most of the total radio advertising dollars in the PPM Markets. These agreements provide for a higher fee for PPM-based ratings than we charged for our Diary-based ratings. As a result, absent new initiatives, we expect the percentage of our revenues derived from our quantitative radio ratings services and related software is likely to increase as a result of the commercialization of the PPM service in the PPM Markets.

     We expect growth in revenue for 2011 due to the full year impact of revenue recognized for the PPM Markets. However, we do not expect the full revenue impact of the launch of each PPM Market to occur within the first year after commercialization because our customer contracts are typically structured to phase in higher PPM service rates over a period of time.
     As we commercialized the PPM ratings service, we incurred expenses to build the PPM panel in each PPM Market in the months before commercializing the service in that market. These costs were incremental to the costs associated with our Diary-based ratings service during those periods. With the commercialization of our PPM ratings service complete, our future performance will be impacted by our ability to address a variety of challenges and opportunities in the markets and industries we serve, including our ability to continue to maintain and improve the quality of our PPM ratings service, and manage increased costs for data collection, arising among other ways, from targeted in-person recruiting and increased numbers of cell phone households, which are more expensive for us to recruit than households with landline phones.
     Protecting and supporting our existing customer base, and ensuring our services are competitive from a price, quality, and service perspective are critical components to these overall goals, although there can be no guarantee that we will be successful in our efforts.
Ratings Trends and Initiatives
Challenges in Our Radio Audience Ratings Service
     We face a number of challenges in our radio audience ratings services. Overall response rates for survey research, in general, have declined over the past several decades, and it has become increasingly difficult and more costly for us to obtain consent from persons to participate in our surveys and panels. We have been adversely impacted by these industry trends. Another measure often employed by users of our data to assess quality in our ratings is sample proportionality, which refers to how well the distribution of the sample for any individual survey compares to the distribution of the population in the local market. We strive to achieve a level of both response rates and sample proportionality in our surveys sufficient to maintain confidence in our ratings and acceptance by the industry, and to support accreditation by the MRC. Response rates are one measure of our effectiveness in obtaining consent from persons to participate in our surveys and panels.
     If response rates continue to decline or we are unable to maintain sample proportionality in our surveys or the costs of recruitment initiatives significantly increase, our radio audience ratings business could be adversely affected. In an effort to address these challenges, we established internal benchmarks we strive to achieve for response rates and sample proportionality and have instituted a number of methodological enhancements, including cell phone household and targeted in-person recruiting. It is more expensive for us to recruit cell phone households and to conduct targeted in-person recruiting. Because we intend to continue to increase both the number of cell phone households in our samples and the level of targeted in-person recruiting, we expect the expenditures required to support these methods will be material. We currently anticipate that the aggregate cost of cell phone household recruitment for the PPM and Diary services and targeted in-person recruitment for the PPM service will be approximately $16.0 million in 2011, as compared to $15.0 million in 2010.
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
     For additional information regarding the status of MRC accreditation of our ratings services, see “Item 1. Business— Media Rating Council Accreditation” in our Annual Report on Form 10-K for the year ended December 31, 2010.
Quality Improvement Initiatives
     Portable People Meter Service. In operating our PPM ratings service, we experienced and expect to continue to experience challenges, including those related to response rates and sample proportionality as described above in “Challenges in Our Radio Audience Ratings Services.” We expect to continue to implement additional measures to address these challenges. Since launching our PPM ratings service, we have implemented a number of initiatives and announced additional forthcoming initiatives. We believe these steps reflect our commitment to ongoing improvement and our responsiveness to feedback from customers and governmental entities. We believe these commitments and enhancements, which we refer to, collectively, as our continuous improvement initiatives, are consistent with our ongoing efforts to obtain and maintain MRC accreditation and to continuously improve our radio ratings services. We expect our continuous improvement initiatives will require expenditures which will be material in the aggregate.
     Diary Service. We strive to achieve representative samples. We believe that additional expenditures will be required in the future to research and test new measures associated with improving response rates and sample proportionality as described above in “Challenges in Our Radio Audience Ratings Services.” We continue to research and test new measures to address these sample quality challenges.
Privacy and Data Security
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
     Software development costs. We capitalize software development costs with respect to significant internal use software initiatives or enhancements from the time the preliminary project stage is completed and management considers it probable the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are amortized over periods of three to five years. We perform an assessment quarterly to determine if it is probable all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value. As of June 30, 2011, and December 31, 2010, our capitalized software developed for internal use had carrying amounts of $26.9 million and $24.4 million, respectively, including $11.3 million and $12.4 million, respectively, of software related to the PPM service.
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
     Insurance Receivables. During 2008, we became involved in two securities-law civil actions and a governmental interaction primarily related to the commercialization of our PPM service. Since 2008, we have incurred a combined total of $10.3 million in legal fees and expenses in connection with these matters. As of June 30, 2011, $6.7 million in insurance reimbursements related to these legal actions were received. As of June 30, 2011, and December 31, 2010, our insurance claims receivable related to these legal actions was $0.6 million and $0.6 million, respectively, and these amounts are included in our prepaid expenses and other current assets on our balance sheet. See Note 7 in our Notes to Consolidated Financial Statements for additional information concerning our insurance recovery receivables.
     Cost Method Investment. We account for our $5.2 million investment in TRA’s preferred stock using the cost method of accounting. TRA is closely held and there is not an efficient market in which buyers and sellers determine the fair value of these securities. We periodically assess the fair value of our investment in TRA through comparative analysis and analysis of TRA’s actual and projected financial results. Our assessment of the fair value of TRA requires the use of estimates and judgment. TRA is currently engaged in raising additional capital, which it has indicated to us it expects to complete in the second half of 2011. In the event the fair value of our investment in TRA were to fall below its carrying value, we would be required to recognize an impairment loss.

Results of Operations
Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010
     The following table sets forth information with respect to our consolidated statements of income:

	Three Months Ended		Increase		Percentage of
	June 30,		(Decrease)		Revenue
	2011	2010	Dollars	Percent	2011	2010
Revenue	$95,737	$88,339	$7,398	8.4%	100.0%	100.0%

Costs and expenses
Cost of revenue	61,025	59,504	1,521	2.6%	63.7%	67.4%
Selling, general and administrative	18,656	19,149	(493)	(2.6%)	19.5%	21.7%
Research and development	9,017	9,072	(55)	(0.6%)	9.4%	10.3%

Total costs and expenses	88,698	87,725	973	1.1%	92.6%	99.3%

Operating income	7,039	614	6,425	1046.4%	7.4%	0.7%

Equity in net income of affiliate	5,453	5,642	(189)	(3.3%)	5.7%	6.4%

Income before interest and tax expense	12,492	6,256	6,236	99.7%	13.0%	7.1%
Interest income	8	4	4	100.0%	0.0%	0.0%
Interest expense	104	254	(150)	(59.1%)	0.1%	0.3%

Income before income tax expense	12,396	6,006	6,390	106.4%	12.9%	6.8%
Income tax expense	4,812	2,207	2,605	118.0%	5.0%	2.5%

Net income	$7,584	$3,799	$3,785	99.6%	7.9%	4.3%

Income per weighted average common share
Basic	$0.28	$0.14	$0.14	100.0%

Diluted	$0.27	$0.14	$0.13	92.9%

Cash dividends declared per common share	$0.10	$0.10	$—	—

Certain percentage amounts may not total due to rounding.

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Increase
	June 30,		(Decrease)
	2011	2010	Dollars	Percent
Other data:
EBIT (1)	$12,492	$6,256	$6,236	99.7%
EBITDA (1)	$19,731	$12,935	$6,796	52.5%
EBIT Margin (1)	13.0%	7.1%
EBITDA Margin (1)	20.6%	14.6%

EBIT and EBITDA Reconciliation (1)
Net income	$7,584	$3,799	$3,785	99.6%
Income tax expense	4,812	2,207	2,605	118.0%
Interest (income)	(8)	(4)	(4)	100.0%
Interest expense	104	254	(150)	(59.1%)

EBIT (1)	12,492	6,256	6,236	99.7%
Depreciation and amortization	7,239	6,679	560	8.4%

EBITDA (1)	$19,731	$12,935	$6,796	52.5%

(1)	EBIT (earnings before interest and income taxes), EBIT Margin, EBITDA (earnings before interest, income taxes, depreciation and amortization), and EBITDA Margin are non-GAAP financial measures that we believe are useful to investors in evaluating our results. See “EBIT and EBITDA” for further discussion of these non-GAAP financial measures.
     Revenue. Revenue increased by 8.4% or $7.4 million for the three-month period ended June 30, 2011, as compared to the same period in 2010 primarily due to more PPM Markets and higher prices charged for PPM-based ratings than for Diary-based ratings. PPM-based ratings service revenue increased by $14.9 million primarily due to the impact of the 15 PPM Markets commercialized during the last half of 2010, as well as price escalators in all PPM commercialized markets. This increase in PPM revenue was partially offset by an $8.7 million decrease in revenue related to the transition from our Diary-based ratings service.
     Cost of Revenue. Cost of revenue increased by 2.6% or $1.5 million for the three-month period ended June 30, 2011, as compared to the same period in 2010. Cost of revenue increased primarily due to $0.6 million of increased PPM service-related costs incurred to manage PPM panels for the 48 PPM Markets commercialized as of June 30, 2011, as compared to the 33 PPM Markets commercialized as of June 30, 2010. Cost of revenue was also impacted by a $0.5 million increase in costs related to our computer center operations.
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

     EBIT increased by 99.7% or $6.2 million for the three-month period ended June 30, 2011, as compared to the same period in 2010, primarily due to an increase in revenue associated with the PPM service transition. However, EBITDA increased by 52.5% or $6.8 million because this non-GAAP financial measure adds back depreciation and amortization, which increased to $7.2 million for the three-month period ended June 30, 2011, from $6.7 million for the same period in 2010.

Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010
     The following table sets forth information with respect to our consolidated statements of income:
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Six Months Ended		Increase		Percentage of
	June 30,		(Decrease)		Revenue
	2011	2010	Dollars	Percent	2011	2010
Revenue	$196,606	$184,235	$12,371	6.7%	100.0%	100.0%

Costs and expenses
Cost of revenue	106,704	102,657	4,047	3.9%	54.3%	55.7%
Selling, general and administrative	35,765	36,790	(1,025)	(2.8%)	18.2%	20.0%
Research and development	18,012	18,981	(969)	(5.1%)	9.2%	10.3%

Total costs and expenses	160,481	158,428	2,053	1.3%	81.6%	86.0%

Operating income	36,125	25,807	10,318	40.0%	18.4%	14.0%

Equity in net income of affiliate	2,921	3,111	(190)	(6.1%)	1.5%	1.7%

Income before interest and tax expense	39,046	28,918	10,128	35.0%	19.9%	15.7%
Interest income	14	6	8	133.3%	0.0%	0.0%
Interest expense	268	519	(251)	(48.4%)	0.1%	0.3%

Income before income tax expense	38,792	28,405	10,387	36.6%	19.7%	15.4%
Income tax expense	14,961	10,858	4,103	37.8%	7.6%	5.9%

Net income	$23,831	$17,547	$6,284	35.8%	12.1%	9.5%

Income per weighted average common share
Basic	$0.88	$0.66	$0.22	33.3%

Diluted	$0.86	$0.65	$0.21	32.3%

Cash dividends declared per common share	$0.20	$0.20	$—	—

Certain percentage amounts may not total due to rounding.

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Six Months Ended		Increase
	June 30,		(Decrease)
	2011	2010	Dollars	Percent
Other data:
EBIT (1)	$39,046	$28,918	$10,128	35.0%
EBITDA (1)	$53,600	$42,113	$11,487	27.3%
EBIT Margin (1)	19.9%	15.7%
EBITDA Margin (1)	27.3%	22.9%

EBIT and EBITDA Reconciliation (1)
Net income	$23,831	$17,547	$6,284	35.8%
Income tax expense	14,961	10,858	4,103	37.8%
Interest (income)	(14)	(6)	(8)	133.3%
Interest expense	268	519	(251)	(48.4%)

EBIT (1)	39,046	28,918	10,128	35.0%
Depreciation and amortization	14,554	13,195	1,359	10.3%

EBITDA (1)	$53,600	$42,113	$11,487	27.3%

(1)	EBIT (earnings before interest and income taxes), EBIT Margin, EBITDA (earnings before interest, income taxes, depreciation and amortization), and EBITDA Margin are non-GAAP financial measures that we believe are useful to investors in evaluating our results. See “EBIT and EBITDA” for further discussion of these non-GAAP financial measures.
     Revenue. Revenue increased by 6.7% or $12.4 million for the six-month period ended June 30, 2011, as compared to the same period in 2010 primarily due to more PPM Markets and higher prices charged for PPM-based ratings than for Diary-based ratings. PPM-based ratings service revenue increased by $29.3 million primarily due to the impact of the 15 PPM Markets commercialized during the last half of 2010, as well as price escalators in all PPM commercialized markets. This increase in PPM revenue was partially offset by an $18.5 million decrease in revenue related to the transition from our Diary-based ratings service.
     Cost of Revenue. Cost of revenue increased by 3.9% or $4.0 million for the six-month period ended June 30, 2011, as compared to the same period in 2010. Cost of revenue increased primarily due to $3.4 million of increased PPM service-related costs incurred to manage PPM panels for the 48 PPM Markets commercialized as of June 30, 2011, as compared to the 33 PPM Markets commercialized as of June 30, 2010. Cost of revenue was also impacted by a $0.6 million increase in costs related to our computer center operations. These increases in cost of revenue were partially offset by a $1.4 million of lower Diary-based service costs related primarily to the corresponding reduction in the number of Diary markets.
     Selling, General, and Administrative. Selling, general, and administrative decreased by 2.8% or $1.0 million for the six-month period ended June 30, 2011, as compared to the same period in 2010. This decrease was due primarily to $2.2 million in decreased costs related to executive realignment charges incurred during the first half of 2010 and a $1.2 million supplemental retirement plan settlement loss also incurred during the first half of 2010. These decreases were partially offset by a $0.9 million increase in bad debt expense and a $0.7 million reversal in share-based compensation incurred during 2010 in conjunction with our former CEO’s succession.
     Research and Development. Research and development decreased by 5.1% or $1.0 million for the six-month period ended June 30, 2011, as compared to the same period in 2010. Research and development decreased primarily due to a $1.7 million reduction in development costs related to our Diary service, and a $0.7 million reduction in development costs related to our client software, partially offset by $0.5 million in royalty costs associated with certain technology licenses and a $0.5 million increase due to the timing of employee incentive compensation.
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
     EBIT increased by 35.0% or $10.1 million for the six-month period ended June 30, 2011, as compared to the same period in 2010, primarily due to an increase in revenue associated with the PPM service transition and a decrease in operating expenses due to prior year executive realignment charges. However, EBITDA increased by 27.3% or $11.5 million because this non-GAAP financial measure adds back depreciation and amortization, which increased to $14.6 million for the six-month period ended June 30, 2011 from $13.2 million for the same period in 2010.

Liquidity and Capital Resources

	As of June 30,	As of December 31,
	2011	2010	Change
Cash and cash equivalents	$8,215	$18,925	$(10,710)
Working capital deficiency	$(3,215)	$(32,333)	$29,118
Working capital, excluding deferred revenue which does not require a significant additional cash outlay	$49,531	$4,146	$45,385
Total debt	$5,000	$53,000	$(48,000)
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
     Operating activities. For the six-month period ended June 30, 2011, the net cash provided by operating activities was $54.4 million, which was primarily due to $53.6 million in EBITDA, partially offset by $14.3 million in income taxes paid for the six-month period ended June 30, 2011. EBITDA is discussed and reconciled to net income in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”
     Net cash provided by operating activities for the six-month period ended June 30, 2011, was positively impacted by an $11.3 million increase in deferred revenue, primarily due to price escalators associated with our PPM ratings service, a $2.7 million increase associated with reductions in prepaid expenses and other current assets, and a $2.0 million increase in noncurrent liabilities associated with long-term incentive compensation and retirement benefits.
     These increases in operating activities for the six-month period ended June 30, 2011, were partially offset by a $7.0 million decrease in accrued expenses and other current liabilities, which resulted primarily from a $3.4 million decrease in payroll, bonus and benefit accruals and a $2.6 million decrease in our Scarborough royalty accrual.
     Investing activities. Net cash used in investing activities for the six-month periods ended June 30, 2011, and 2010, was $14.2 million and $21.6 million, respectively. This approximately $7.5 million decrease in cash used in investing activities was due to a $4.5 million licensing arrangement entered during the first quarter of 2010, a $2.5 million asset acquisition during the second quarter of 2010, and a $1.8 million purchase of equity and other investments during the second quarter of 2010. These decreases in net cash used in investing activities were partially offset by a $1.3 million increase in capital expenditures, primarily related to software and meter equipment.
     Financing activities. Net cash used in financing activities for the six-month periods ended June 30, 2011, and 2010, was $50.9 million and $8.0 million, respectively. The $42.9 million increase in net cash used in financing activities was due primarily to a $48.0 million increase in the net repayment of our outstanding obligations under our Credit Facility during 2011 as compared to 2010. This increase to net cash used in financing activities was partially offset by a $3.8 million reversal of a bank overdraft payable during the first quarter of 2010, and a $0.9 million increase in proceeds from stock option exercises and stock purchase plans, which resulted from an increase in our company stock price during the six-month period ended June 30, 2011, as compared to the same period of 2010.
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
     Our Credit Facility contains financial terms, covenants and operating restrictions that potentially restrict our financial flexibility. The material debt covenants under our Credit Facility include both a maximum leverage ratio and a minimum interest coverage ratio. The leverage ratio is a non-GAAP financial measure equal to the amount of our consolidated total indebtedness, as defined in our Credit Facility, divided by a contractually defined adjusted Earnings Before Interest, Taxes, Depreciation and Amortization and non-cash compensation (“Consolidated EBITDA”) for the trailing 12-month period. The interest coverage ratio is a non-GAAP financial measure equal to Consolidated EBITDA divided by total interest expense. Both ratios are designed as measures of our ability to meet current and future obligations. The following table presents the actual ratios and their threshold limits as defined by the Credit Facility as of June 30, 2011:

Covenant	Threshold	Actual
Maximum leverage ratio	3.0	0.04
Minimum interest coverage ratio	3.0	162.0
     As of June 30, 2011, based upon these financial covenants, there was no default or limit on our ability to borrow the unused portion of our Credit Facility.
     Our Credit Facility contains customary events of default, including nonpayment and breach covenants. In the event of default, repayment of borrowings under the Credit Facility could be accelerated. Our Credit Facility also contains cross default provisions whereby a default on any material indebtedness, as defined in the Credit Facility, could result in the acceleration of our outstanding debt and the termination of any unused commitment under the Credit Facility. The agreement potentially limits, among other things, our ability to sell assets, incur additional indebtedness, and grant or incur liens on our assets. Under the terms of the Credit Facility, all of our material domestic subsidiaries, if any, guarantee the commitment. Currently, we do not have any material domestic subsidiaries as defined under the terms of the Credit Facility. Although we do not believe that the terms of our Credit Facility limit the operation of our business in any material respect, the terms of the Credit Facility may restrict or prohibit our ability to raise additional debt capital when needed or could prevent us from investing in other growth initiatives. Our outstanding borrowings under the Credit Facility were $5.0 million and $53.0 million as of June 30, 2011, and December 31, 2010, respectively. We have been in compliance with the terms of the Credit Facility since the agreement’s inception. As of July 29, 2011, we had $15.0 million in outstanding debt under the Credit Facility.
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
     As we commercialized the PPM service, the amount of deferred revenue recorded on our balance sheet has decreased compared to our historical trends due to the more frequent delivery of our PPM service, which is delivered 13 times a year versus the quarterly and semi-annual delivery for our Diary service. The commercialization of the PPM service in the PPM Markets was completed at the end of 2010. We expect that deferred revenue will begin to increase, as compared to historical trends, approximately one year after the completion of the commercialization of the PPM service in the PPM Markets due to the impact of price escalators and the organic growth of our business.
     During the transition period from the Diary service to PPM service in each PPM Market, there were changes in the seasonality pattern because during the initial quarter in which the PPM ratings service is commercialized in a market, we recognize revenue based on the delivery of both the final quarterly Diary ratings and the initial monthly PPM ratings for that market.
     All 234 Diary markets are measured at least twice per year (April-May-June for the “Spring Survey” and October-November-December for the “Fall Survey”). In addition, we measure 48 larger Diary markets an additional two times per year (January-February-March for the “Winter Survey” and July-August-September for the “Summer Survey”). We generally deliver our Diary ratings reports and recognize the related revenue in the quarter after the survey is measured. Consequently, our Diary revenue is generally higher in the first and third quarters as a result of the delivery of the Fall Survey and Spring Survey to all Diary markets compared to revenue in the second and fourth quarters, when delivery of the Winter Survey and Summer Survey, respectively, is made only to 48 larger Diary markets.
     Revenue related to the sale of Scarborough services by Arbitron is recognized predominantly in the second and fourth quarters when the substantial majority of services are delivered.
     As a result of the various seasonal impacts mentioned above, we typically expect that the highest consolidated revenue quarter for the year would be the fourth quarter and the lowest would be the second quarter.
   Costs and expenses
     The transition from the Diary service to the PPM service in the PPM Markets also had an impact on the seasonality of costs and expenses. PPM costs and expenses generally increased six to nine months in advance of the commercialization of each market as we built the PPM panels. These build-up costs were incremental to the costs associated with our Diary-based ratings service and we recognized these increased costs as incurred rather than upon the delivery of a particular survey.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     On or about June 13, 2008, a purported stockholder derivative lawsuit, Pace v. Morris, et al., was filed against Arbitron, as a nominal defendant, each of our directors, and certain of our current and former executive officers in the Supreme Court of the State of New York for New York County. The derivative lawsuit is based on essentially the same substantive allegations as the securities class action lawsuit. The derivative lawsuit asserts claims against the defendants for misappropriation of information, breach of fiduciary duty, abuse of control, and unjust enrichment. On July 28, 2011 the derivative plaintiff filed an amended complaint that reiterates, in large part, the claims of the original complaint filed in 2008. The amended complaint also adds claims for breach of fiduciary duty related to the retirement of Mr. Morris in 2009 and the resignation of Mr. Skarzvnski in 2010. The derivative plaintiff seeks equitable and/or injunctive relief, restitution and disgorgement of profits, plus attorneys’ fees and costs, among other remedies.
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
     The Company and the State of Florida entered into an Assurance of Voluntary Compliance, effective June 21, 2011, resolving the issues raised in the lawsuit and requiring that the State of Florida dismiss the lawsuit with prejudice. On or about June 24, 2011, the State of Florida filed a Notice of Voluntary Dismissal dismissing the lawsuit..
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
Item 1A. Risk Factors
The only material changes to our risk factors as described in our annual report on Form 10-K for the year ended December 31, 2010 are to add the following:
Our acquisition of businesses could negatively impact our results of operations and financial condition.
As part of our business strategy we may acquire businesses or other assets. Such acquisitions involve a number of financial, accounting, managerial, operational and other risks and challenges, including the following, any of which could adversely affect our profitability:
•	Any acquired business, technology, service, or asset could under-perform relative to our expectations and the price that we paid for it, or not perform in accordance with our anticipated timetable.

•	Acquisitions could cause our financial results to differ from our own or the investment community’s expectations in any given period, or over the long-term.

•	Acquisition-related earnings charges (including both pre-closing and post-closing charges) could adversely impact operating results in any given period, and the impact may be substantially different from period to period.

•	Acquisitions could create demands on our management, operational resources and financial and internal control systems that we are not equipped to handle.

•	We could experience difficulty in integrating personnel, operations and financial and other systems and retaining key employees and customers.

•	We may be unable to achieve cost savings or other synergies anticipated in connection with an acquisition.

•	We may assume by acquisition unknown liabilities, known contingent liabilities that become realized, known liabilities that prove greater than anticipated, or internal control deficiencies. The realization of any of these liabilities or deficiencies may increase our expenses, adversely affect our financial position or cause us to fail to meet our public financial reporting obligations.

•	In connection with acquisitions, we may enter into post-closing financial arrangements such as purchase price adjustments, earn-out obligations and indemnification obligations, which may have unpredictable financial results.

•	As a result of any acquisitions, we may record significant goodwill and other indefinite lived intangible assets on our balance sheet. If we are not able to realize the value of these assets, we may be required to incur charges relating to the impairment of these assets.
Foreign currency exchange rates may adversely affect our results of operations and financial condition.
Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect our results of operations and financial condition. Increased strength of the U.S. dollar will increase the effective price of our services sold in U.S. dollars into other countries, which may require us to lower our prices or adversely affect sales to the extent we do not increase local currency prices. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products and services purchased overseas. Our sales and expenses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects.
Work stoppages, union and works council campaigns, labor disputes and other matters associated with our international employees could adversely impact our results of operations and cause us to incur incremental costs.
Certain of our international employees are subject to non-U.S. collective labor arrangements. We are subject to potential work stoppages, union and works council campaigns and potential labor disputes, any of which could adversely impact our productivity and results of operations.
     See Item 1A. — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010 for a detailed discussion of risk factors affecting Arbitron.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit			SEC File			Filed
No.	Exhibit Description	Form	No.	Exhibit	Filing Date	Herewith
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a — 14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a — 14(a)					*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

101+	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):

	(i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010;					*

(ii) Condensed Consolidated Statement of Income for the Three and Six Months Ended June 30, 2011 and 2010;

Incorporated by Reference
Exhibit			SEC File			Filed
No.	Exhibit Description	Form	No.	Exhibit	Filing Date	Herewith
(iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2011 and 2010;

(iv) Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2011 and 2010; and

(v) Notes to Condensed Consolidated Financial Statements, tagged as block of text.*

*	Filed or furnished herewith

+	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBITRON INC.
By:	/s/ RICHARD J. SURRATT
Richard J. Surratt
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal financial and principal accounting officer)
                           Date: August 5, 2011