Form 10-Q
period 2011-09-30
ARBITRON INC
filed 2011-11-03
CIK 109758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 27,253,784 shares of common stock, par value $0.50 per share, outstanding as of October 31, 2011.

ARBITRON INC.

Arbitron owns or has the rights to various trademarks, trade names or service marks used in its radio audience ratings business and subsidiaries, including the following: the Arbitron name and logo, ArbitrendsSM, RetailDirect®, RADAR®, TAPSCAN™, TAPSCAN WORLDWIDE™, LocalMotion®, Maximi$er®, Maximi$er® Plus, Arbitron PD Advantage®, SmartPlus®, Arbitron Mobile™, Arbitron Portable People Meter™, PPM™, Arbitron PPM™, Arbitron PPM®, PPM 360™, Marketing Resources Plus®, MRPSM, PrintPlus®, MapMAKER DirectSM, Media ProfessionalSM, Media Professional PlusSM, QUALITAPSM, Get a Grip™, Schedule-ItSM and Zokem™.

The trademarks Windows®, Mscore™ and Media Rating Council® referred to in this Quarterly Report on Form 10-Q are the registered trademarks of others.

We routinely post important information on our website at www.arbitron.com. Information contained on our website is not part of this quarterly report.

ARBITRON INC.

Consolidated Balance Sheets

(In thousands, except par value data)

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$15,985	$18,925
Trade accounts receivable, net of allowance for doubtful accounts of $5,094 as of September 30, 2011, and $4,708 as of December 31, 2010	49,252	59,808
Prepaid expenses and other current assets	8,670	11,332
Deferred tax assets	4,678	4,758

Total current assets	78,585	94,823
Equity and other investments	12,816	18,385
Property and equipment, net	70,098	70,332
Goodwill, net	44,518	38,895
Other intangibles, net	12,223	6,272
Other noncurrent assets	443	534

Total assets	$218,683	$229,241

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,053	$10,007
Accrued expenses and other current liabilities	20,703	27,670
Current portion of debt	—	53,000
Deferred revenue	44,646	36,479

Total current liabilities	75,402	127,156
Noncurrent deferred tax liabilities	2,809	2,695
Other noncurrent liabilities	22,362	21,739

Total liabilities	100,573	151,590

Stockholders’ equity
Preferred stock, $100.00 par value, 750 shares authorized, no shares issued	—	—
Common stock, $0.50 par value, 500,000 shares authorized, 32,338 shares issued as of September 30, 2011, and December 31, 2010	16,169	16,169
Retained earnings	114,098	74,184
Common stock held in treasury, 5,098 shares as of September 30, 2011, and 5,285 shares as of December 31, 2010	(2,549)	(2,642)
Accumulated other comprehensive loss	(9,608)	(10,060)

Total stockholders’ equity	118,110	77,651

Total liabilities and stockholders’ equity	$218,683	$229,241

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2011	2010
Revenue	$105,563	$99,470

Costs and expenses
Cost of revenue	49,388	50,384
Selling, general and administrative	18,401	18,137
Research and development	9,444	10,088

Total costs and expenses	77,233	78,609

Operating income	28,330	20,861
Equity in net loss of affiliate	(2,290)	(2,639)

Income before interest and income tax expense	26,040	18,222
Interest income	6	4
Interest expense	109	226

Income before income tax expense	25,937	18,000
Income tax expense	10,586	6,672

Net income	$15,351	$11,328

Income per weighted-average common share
Basic	$0.56	$0.42
Diluted	$0.55	$0.42
Weighted-average common shares used in calculations
Basic	27,222	26,834
Potentially dilutive securities	461	263

Diluted	27,683	27,097

Dividends declared per common share outstanding	$0.10	$0.10

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Income

(In thousands, except per share data)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Revenue	$302,169	$283,705

Costs and expenses
Cost of revenue	156,092	153,041
Selling, general and administrative	54,166	54,927
Research and development	27,456	29,069

Total costs and expenses	237,714	237,037

Operating income	64,455	46,668
Equity in net income of affiliate	631	472

Income before interest and income tax expense	65,086	47,140
Interest income	20	10
Interest expense	377	745

Income before income tax expense	64,729	46,405
Income tax expense	25,547	17,530

Net income	$39,182	$28,875

Income per weighted-average common share
Basic	$1.44	$1.08
Diluted	$1.42	$1.07
Weighted-average common shares used in calculations
Basic	27,154	26,693
Potentially dilutive securities	475	339

Diluted	27,629	27,032

Dividends declared per common share outstanding	$0.30	$0.30

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Cash Flows

(In thousands and unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$39,182	$28,875
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	20,973	19,787
Amortization of intangible assets	1,104	537
Loss on asset disposals and impairments	1,534	2,074
Loss due to retirement plan settlements	—	1,222
Reduced tax benefits on share-based awards	—	(178)
Deferred income taxes	(260)	1,784
Equity in net income of affiliate	(631)	(472)
Distributions from affiliate	6,200	6,700
Bad debt expense	1,555	405
Non-cash share-based compensation	5,860	4,710
Changes in operating assets and liabilities
Trade accounts receivable	9,335	(7,798)
Prepaid expenses and other assets	2,823	21
Accounts payable	730	(767)
Accrued expenses and other current liabilities	(8,657)	(11,434)
Deferred revenue	8,167	156
Other noncurrent liabilities	1,717	1,492

Net cash provided by operating activities	89,632	47,114

Cash flows from investing activities
Additions to property and equipment	(23,035)	(23,174)
License of other intangible assets	—	(4,500)
Purchases of equity and other investments	—	(1,780)
Payments for business acquisitions, net of cash acquired	(10,553)	(2,500)

Net cash used in investing activities	(33,588)	(31,954)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	2,783	4,733
Dividends paid to stockholders	(8,126)	(7,981)
Payments for deferred financing costs	(231)	—
Tax benefits realized from share-based awards	715	—
Decrease in bank overdraft payables	—	(3,833)
Debt borrowings	15,000	10,000
Debt repayments	(69,103)	(20,000)

Net cash used in financing activities	(58,962)	(17,081)

Effect of exchange rate changes on cash and cash equivalents	(22)	9

Net change in cash and cash equivalents	(2,940)	(1,912)
Cash and cash equivalents at beginning of period	18,925	8,217

Cash and cash equivalents at end of period	$15,985	$6,305

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Notes to Consolidated Financial Statements

September 30, 2011

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

Consolidation

The consolidated financial statements of the Company for the nine-month period ended September 30, 2011, reflect the consolidated financial position, results of operations and cash flows of the Company and its wholly owned subsidiaries: Arbitron Holdings Inc., Arbitron Mobile Oy, Astro West LLC, Cardinal North LLC, Ceridian Infotech (India) Private Limited, Arbitron International, LLC, and Arbitron Technology Services India Private Limited. All significant intercompany balances have been eliminated in consolidation. Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period’s presentation.

2.	New Accounting Pronouncements

Testing Goodwill for Impairment. In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company for interim and annual periods ended during 2012, with earlier application permitted. The Company does not expect its pending adoption of this guidance to have a material impact to the Company’s consolidated financial statements.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements. In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 is effective for the Company for interim and annual periods ended during 2012 and should be applied prospectively. The Company is currently evaluating the impact of its pending adoption of ASU 2011-04 on its consolidated financial statements.

Multiple-Deliverable Revenue Recognition. In October 2009, the FASB issued Accounting Standards Update No. 2009-13 Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). This requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. ASU 2009-13 is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. There was no impact to the Company’s consolidated financial statements related to the adoption of this guidance.

3.	Debt

The Company has an agreement with a consortium of lenders to provide up to $150.0 million of financing to the Company through an unsecured revolving credit facility (the “Credit Facility”), expiring on December 20, 2011. The agreement contains an expansion feature for the Company to increase the total financing available under the Credit Facility by up to $50.0 million for an aggregate of up to $200.0 million in financing. Such increased financing would be provided by one or more existing Credit Facility lending institutions, subject to the approval of the lenders, and/or in combination with one or more new lending institutions, subject to the approval of the Credit Facility’s administrative agent.

The Company expects to renew or replace the Credit Facility prior to its expiration. As of September 30, 2011, there were no outstanding borrowings under the Credit Facility. As of December 31, 2010, the outstanding borrowings balance under the Credit Facility was $53.0 million.

Interest paid during each of the nine-month periods ended September 30, 2011, and 2010, was $0.3 million and $0.7 million, respectively.

4.	Stockholders’ Equity

Changes in stockholders’ equity for the nine-month period ended September 30, 2011, were as follows (in thousands):

	Shares Outstanding	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2010	27,055	$16,169	$(2,642)	$74,184	$(10,060)	$77,651
Net income	—	—	—	39,182	—	39,182
Common stock issued from treasury stock	185	—	93	2,308	—	2,401
Tax benefits from share-based awards	—	—	—	715	—	715
Non-cash share-based compensation	—	—	—	5,860	—	5,860
Dividends declared	—	—	—	(8,152)	—	(8,152)
Other comprehensive income	—	—	—	—	452	452

Balance as of September 30, 2011	27,240	$16,169	$(2,549)	$114,097	$(9,608)	$118,109

A quarterly cash dividend of $0.10 per common share was paid to stockholders on October 3, 2011.

5.	Net Income per Weighted-Average Common Share

The computations of basic and diluted net income per weighted-average common share for the three and nine-month periods ended September 30, 2011, and 2010, are based on the Company’s weighted-average shares of common stock and potentially dilutive securities outstanding.

Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period. As of September 30, 2011, and 2010, there were stock options to purchase 2,094,214 and 2,248,119 shares, respectively, of the Company’s common stock outstanding, of which stock options to purchase 1,102,228 and 1,530,410 shares of the Company’s common stock, respectively, were excluded from the computation of diluted net income per weighted-average common share for the quarters ended September 30, 2011, and 2010, respectively, either because the stock options’ exercise prices were greater than the average market price of the Company’s common shares or assumed repurchases from proceeds from the stock options’ exercise were antidilutive.

6.	Comprehensive Income and Accumulated Other Comprehensive Loss

The Company’s comprehensive income is comprised of net income, changes in foreign currency translation adjustments, and changes in retirement liabilities, net of tax. The components of comprehensive income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$15,351	$11,328	$39,182	$28,875

Other comprehensive income (loss):
Change in foreign currency translation adjustment	(248)	75	(257)	(152)
Change in retirement liabilities, net of tax expense of $151, and $121 for the three-month periods ended September 30, 2011, and 2010, respectively; and a tax expense of $454, and $680 for the nine-month periods ended September 30, 2011, and 2010, respectively	237	189	709	1,058

Other comprehensive income (loss)	(11)	264	452	906

Comprehensive income	$15,340	$11,592	$39,634	$29,781

The components of accumulated other comprehensive loss were as follows (in thousands):

	September 30, 2011	December 31, 2010
Foreign currency translation adjustment	$(717)	$(460)
Retirement plan liabilities, net of tax	(8,891)	(9,600)

Accumulated other comprehensive loss	$(9,608)	$(10,060)

7.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2011, and December 31, 2010, consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Survey participant incentives and prepaid postage	$2,432	$2,441
Insurance recovery receivable	845	601
Prepaid Scarborough royalties	642	—
Prepaid income taxes	1,787	5,518
Other	2,964	2,772

Prepaid expenses and other current assets	$8,670	$11,332

During 2008, the Company became involved in two securities-law civil actions and a governmental interaction primarily related to the commercialization of our PPM service. The management of the Company believes a portion of these legal fees and costs are covered by the Company’s Directors and Officers insurance policy and therefore has recognized an insurance recovery receivable. From 2008 until September 30, 2011, the Company had incurred approximately $11.0 million in legal fees and costs in defense of its positions related thereto, and as of September 30, 2011, the Company had received $7.1 million in insurance reimbursements related to these legal actions. From 2008 until December 31, 2010, the Company had incurred approximately $9.7 million in legal fees and costs in defense of its positions related thereto, and as of December 30, 2010, the Company had received $5.9 million in insurance reimbursements.

For the nine-month periods ended September 30, 2011, and 2010, the Company incurred approximately $1.3 million, and $0.3 million, respectively, in related legal fees, which were recognized as increases to selling, general, and administrative expense. These legal fees were offset by $1.4 million and $0.4 million in anticipated insurance recoveries, which were recognized as reductions to selling, general and administrative expense during the nine-month periods ended September 30, 2011, and 2010, respectively.

8.	Equity and Other Investments

The Company’s equity and other investments as of September 30, 2011, and December 31, 2010, consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Scarborough	$7,636	$13,205
TRA preferred stock	5,180	5,180

Equity and other investments	$12,816	$18,385

The Company’s 49.5% investment in Scarborough Research (“Scarborough”), a Delaware general partnership, is accounted for using the equity method of accounting. The Company’s investment in TRA Global, Inc. (“TRA”) is accounted for using the cost method of accounting. See Note 15 Financial Instruments for further information regarding the Company’s investment in TRA as of September 30, 2011.

The following table shows the investment activity and balances for each of the Company’s investments and in total for the three-and nine-month periods ended September 30, 2011, and 2010 (in thousands):

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Scarborough	TRA	Total	Scarborough	TRA	Total
Beginning balance	$12,076	$5,180	$17,256	$11,999	$5,180	$17,179
Investment income	(2,290)	—	(2,290)	(2,639)	—	(2,639)
Distributions from investee	(2,150)	—	(2,150)	(2,050)	—	(2,050)

Ending balance at September 30	$7,636	$5,180	$12,816	$7,310	$5,180	$12,490

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Scarborough	TRA	Total	Scarborough	TRA	Total
Beginning balance	$13,205	$5,180	$18,385	$13,538	$3,400	$16,938
Investment income	631	—	631	472	—	472
Distributions from investee	(6,200)	—	(6,200)	(6,700)	—	(6,700)
Cash investments	—	—	—	—	1,780	1,780

Ending balance at September 30	$7,636	$5,180	$12,816	$7,310	$5,180	$12,490

9.	Acquisitions

Zokem Oy. On July 28, 2011, a wholly-owned subsidiary of the Company acquired Zokem Oy, a Finland-based mobile audience measurement and analytics firm now known as Arbitron Mobile. The purchase price was $10.6 million in cash plus a contingent consideration arrangement with an estimated fair value of approximately $0.9 million. The agreement provides for possible additional cash payments to be made through 2015 of up to $12.0 million, which are contingent upon Zokem reaching certain financial performance targets in the future. The $0.9 million fair value estimate was determined by applying the income approach methodology. The key assumptions used in the fair value valuation include a probability-weighted range of performance targets for the 4–year measurement period of 2012 through 2015 and an adjusted discount rate. The Company will periodically reassess the fair value of the contingent consideration.

The following table shows the preliminary assets and liabilities acquired (in thousands):

Asset and liabilities acquired	Amount
Trade receivables	$334
Computer equipment	31
Other intangible assets
Acquired software and trademarks	5,313
Non-compete agreement	238
Customer relationships	1,504

Total assets	7,420

Accounts payable	(130)
Other current liabilities	(197)
Noncurrent liabilities	(1,172)

Net assets acquired	5,921
Goodwill	5,623

Total purchase price, net of cash acquired	$11,544

As of September 30, 2011, the purchase price allocation and related goodwill estimate are preliminary amounts that will be adjusted in the future for certain working capital and tax-related adjustments. The other intangible assets are being amortized over a weighted average life of 5.3 years. The amount of acquisition-related costs incurred and charged to selling, general and administrative expense during the nine-month period ended September 30, 2011, was $0.6 million.

Integrated Media Measurement, Inc. On June 15, 2010, a wholly-owned subsidiary of the Company purchased the technology portfolio, trade name, and equipment of Integrated Media Measurement, Inc. The Company paid $2.5 million for these assets, which included $1.8 million of other intangible assets, $0.3 million of computer equipment, and $0.4 million of goodwill. The other intangible assets are being amortized over 5.0 years.

Digimarc Corporation. On March 23, 2010, the Company entered into a licensing arrangement with Digimarc Corporation (“Digimarc”) to receive a non-exclusive, worldwide and irrevocable license to a substantial portion of Digimarc’s domestic and international patent portfolio. The Company paid $4.5 million for this other intangible asset, which is being amortized over 7.0 years.

Future amortization expense of the Company’s $12.2 million of other intangible assets recorded on the consolidated balance sheet as of September 30, 2011, is estimated to be as follows:

Amount
3-Month Period Ended December 31, 2011	$634
2012	2,537
2013	2,487
2014	2,419
2015	2,186
2016	1,466
Thereafter	494

Total	$12,223

10.	Contingencies

The Company is involved in a number of governmental interactions primarily related to the commercialization of our PPM service. A contingent loss in the amount of $0.4 million and $0.5 million for these claims was recorded in accrued expenses and other current liabilities on the Company’s consolidated balance sheets as of September 30, 2011, and December 31, 2010, respectively.

11.	Retirement Plans

Certain of the Company’s United States employees participate in a defined-benefit pension plan that closed to new participants effective January 1, 1995. The Company also subsidizes healthcare benefits for eligible retired employees who participate in the pension plan and were hired before January 1, 1992. The Company had one nonqualified, unfunded supplemental retirement plan during the nine-month period ended September 30, 2011. The Company sponsored two supplemental retirement plans during the nine-month period ended September 30, 2010, prior to the termination of one of the supplemental plans in the third quarter of 2010.

The components of periodic benefit costs for the defined-benefit pension, postretirement healthcare and supplemental retirement plan(s) were as follows (in thousands):

	Defined-Benefit Pension Plan Three Months Ended September 30,		Postretirement Healthcare Plan Three Months Ended September 30,		Supplemental Retirement Plan(s) Three Months Ended September 30,
	2011	2010	2011	2010	2011	2010
Service cost	$193	$183	$9	$9	$5	$4
Interest cost	454	470	20	22	40	42
Expected return on plan assets	(512)	(520)	—	—	—	—
Amortization of net loss	343	263	7	9	38	38

Net periodic benefit cost	$478	$396	$36	$40	$83	$84

Settlement and curtailment loss	$—	$—	$—	$—	$—	$10

	Defined-Benefit Pension Plan Nine Months Ended September 30,		Postretirement Healthcare Plan Nine Months Ended September 30,		Supplemental Retirement Plan(s) Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010
Service cost	$580	$548	$28	$28	$15	$12
Interest cost	1,364	1,412	61	67	120	151
Expected return on plan assets	(1,538)	(1,588)	—	—	—	—
Amortization of net loss	1,028	789	21	27	114	110

Net periodic benefit cost	$1,434	$1,161	$110	$122	$249	$273

Settlement and curtailment loss	$—	$—	$—	$—	$—	$1,222

During the nine-month period ended September 30, 2010, the Company recognized a $1.2 million settlement and curtailment loss, primarily as a result of a lump sum distribution paid to a supplemental retirement plan participant which exceeded the service and interest components incurred for that plan. No settlement and curtailment charge was incurred during the nine-month period ended September 30, 2011.

The Company estimates it will contribute $2.2 million to its defined benefit plans during 2011.

12.	Taxes

The effective tax rate increased to 39.5% for the nine months ended September 30, 2011, from 37.8% for the nine months ended September 30, 2010. The increase includes the estimated effect of certain Arbitron Mobile operating losses, which are subject to limitation, and may not be available to offset future taxable income.

During 2011, the Company’s net unrecognized tax benefits for certain tax contingencies decreased from $1.9 million as of December 31, 2010, to $1.1 million as of September 30, 2011. The decrease is attributable to the settlement of a state audit and expiration of statutes of limitations in various jurisdictions. If recognized, the $1.1 million in unrecognized tax benefits would reduce the Company’s effective tax rate in future periods.

Income taxes paid for the nine-months ended September 30, 2011 and 2010, were $21.1 million and $19.4 million, respectively.

13.	Share-Based Compensation

The following table sets forth information with regard to the income statement recognition of share-based compensation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenue	$200	$115	$442	$294
Selling, general and administrative	1,734	1,398	5,164	4,206
Research and development	95	96	254	210

Share-based compensation	$2,029	$1,609	$5,860	$4,710

No share-based compensation cost was capitalized during the nine-month periods ended September 30, 2011, and 2010.

Stock Options

Stock options awarded to employees under the 2001 Stock Incentive Plan and the 2008 Equity Compensation Plan (referred to herein collectively as the “SIPs”) generally vest annually over a three-year period, have a 10-year term and have an exercise price of not less than the fair market value of the Company’s common stock at the date of grant. For stock options granted prior to 2010, the Company’s stock option agreements generally provide for accelerated vesting if there is a change in control of the Company. Effective for stock options granted in 2010 and after, the Company’s stock option agreements provide for accelerated vesting if (i) there is a change in control of the Company and (ii) the participant’s employment terminates during the 24-month period following the effective date of the change in control for one of the reasons specified in the stock option agreement.

Compensation expense for stock options is recognized on a straight-line basis over the vesting period using the fair value of each stock option estimated as of the grant date. The Company uses historical data to estimate future option exercises and employee terminations in order to determine the expected term of the stock option, where the expected term of stock option granted represents the period of time that such stock option is expected to be outstanding. Identified groups of option holders with similar historical exercise behavior are considered separately for valuation purposes. The expected term of stock options can vary for groups of option holders exhibiting different behavior. The fair value of each stock option granted to employees and nonemployee directors during the nine-month periods ended September 30, 2011, and 2010, was estimated on the date of grant using a Black-Scholes stock option valuation model, which uses a risk-free interest rate and measure of volatility, among other things, to estimate fair value. The risk-free interest rate for periods within the contractual life of the stock option is based on the U.S. Treasury strip bond yield curve in effect at the time of grant. Expected volatilities are based on the historical volatility of the Company’s common stock.

For the three-month period ended September 30, 2011, the number of stock options granted was 81,001 and the weighted-average exercise price for those stock options granted was $34.83. For the three-month period ended September 30, 2010, no stock options were granted.

For the nine-month periods ended September 30, 2011 and 2010, the number of stock options granted was 154,226 and 288,544, respectively, and the weighted-average exercise price for those stock options granted was $39.21 and $22.84, respectively.

As of September 30, 2011, there was $3.0 million in total unrecognized compensation cost related to stock options granted under the SIPs. This aggregate unrecognized cost is expected to be recognized over a weighted-average remaining period of 2.0 years. The weighted-average exercise price and weighted-average remaining contractual term for outstanding stock options as of September 30, 2011, were $33.11 and 5.88 years, respectively, and as of September 30, 2010, $31.78 and 6.21 years, respectively.

Service and Performance Award Units

Service award units. During the nine-month period ended September 30, 2011, the Company granted service award shares under the SIPs. These service award units (i) were issued at the fair market value of the Company’s common stock on the date of grant, (ii) vest in four equal annual installments beginning on the first anniversary date of the grant, and (iii) for any unvested units, expire without vesting if the employee is no longer employed by the Company. For those service award units granted prior to 2010, the service award units generally provide for accelerated vesting if there is a change in control of the Company. Effective for service award units granted in 2010 and after, the service award units provide for accelerated vesting if (i) there is a change in control of the Company and (ii) the participant’s employment terminates during the 24-month period following the effective date of the change in control for one of the reasons specified in the restricted stock unit agreement.

Compensation expense for service award units is recognized on a straight-line basis over the vesting period using the fair market value of the Company’s common stock on the date of grant. As of September 30, 2011, there was $2.4 million of total unrecognized compensation cost related to service award units granted under the SIPs. This aggregate unrecognized cost for service award units is expected to be recognized over a weighted-average period of 2.09 years.

Additional information for the three-and nine-month periods ended September 30, 2011, and 2010, is noted in the following table (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Number of service award shares granted during the period	—	—	18,434	—
Weighted average grant-date fair value per share	—	—	$42.72	—
Fair value of service award shares vested during the period	$322	$248	$2,536	$2,438

Performance award units. During the nine-month periods ended September 30, 2011 and 2010, the Company granted performance award units under the SIPs. These performance award units (i) were issued at the fair market value of the Company’s common stock on the date of grant, (ii) will expire without vesting if the Company’s return on invested capital (“ROIC”) for the annual performance period does not exceed 12 percent, which is an approximation of the Company’s weighted average cost of capital, (iii) will, if the Company’s ROIC exceeds 12 percent, vest in four equal annual installments beginning on the first anniversary date of the grant, and (iv) for any unvested units, expire without vesting if the recipient is no longer employed by the Company. The Company’s performance award units provide for accelerated vesting if (i) there is a change in control of the Company and (ii) the recipient’s employment terminates during the 24-month period following the effective date of the change in control for one of the reasons specified in the performance-based restricted stock unit agreement.

Compensation expense for performance award units is recognized using the fair market value of the Company’s common stock on the date of grant and on an accelerated basis. The Company recognizes expense for these performance award units under the assumption that the performance ROIC target will be achieved. If it appears such performance ROIC target will not be met, the Company will stop recognizing any further compensation cost and any previously recognized compensation cost would be reversed. As of September 30, 2011, there was $2.4 million of total unrecognized compensation cost related to performance award units granted under the SIPs. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 3.26 years.

Additional information for the three- and nine-month periods ended September 30, 2011, and 2010, is noted in the following table (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Number of performance award shares granted during the period	29,992	—	52,503	91,553
Weighted average grant-date fair value per share	$41.52	—	$42.77	$25.76
Fair value of performance award shares vested during the period	—	—	$804	—

Deferred Stock Units

Service award grant to CEO. During the nine-month periods ended September 30, 2011 and 2010, the Company granted service-based deferred stock unit awards (“Service DSUs”) under the SIPs to its CEO. Service DSUs are issued at the fair market value of the Company’s stock on the date of grant, and generally vest annually over a four-year period on each anniversary date of the grant. The Service DSUs, if vested, will be convertible into shares of the Company’s common stock following the holder’s termination of employment. The Service DSUs provide for accelerated vesting upon termination without cause or the CEO’s retirement as defined in his employment agreement. No Service DSUs were converted into shares of the Company’s common stock during the nine-month periods ended September 30, 2011, and 2010.

Compensation expense for Service DSUs is recognized on a straight-line basis over the vesting period using the fair market value of the Company’s common stock on the date of grant. As of September 30, 2011, there was $0.2 million of total unrecognized compensation cost related to Service DSUs. This aggregate unrecognized cost is expected to be recognized over the weighted-average period of 0.28 years.

Additional information for the three- and nine-month periods ended September 30, 2011, and 2010, is noted in the following table (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Service DSUs Awarded to CEO	2011	2010	2011	2010
Number of shares granted during the period	—	—	900	60,144
Weighted-average grant date fair value per share	—	—	$44.44	$24.94
Fair value of shares vested during the period	—	—	$704	—

Performance award grant to CEO. During the nine-month periods ended September 30, 2011 and 2010, the Company granted performance-based deferred stock unit awards (“Performance DSUs”) under the SIPs to its CEO. These Performance DSUs (i) were issued at the fair market value of the Company’s common stock on the date of grant, (ii) will expire without vesting if the Company’s return on invested capital (“ROIC”) for the annual performance period does not exceed 12 percent, which is an approximation of the Company’s weighted average cost of capital, (iii) will, if the Company’s ROIC exceeds 12 percent, vest in four equal annual installments beginning on the first anniversary date of the grant, and (iv) provide for accelerated vesting upon termination without cause or the CEO’s retirement as defined in his employment agreement. These Performance DSUs, if vested, will be convertible into shares of the Company’s common stock, subsequent to termination of employment.

Compensation expense for Performance DSUs is recognized using the fair market value of the Company’s common stock on the date of grant and on an accelerated basis. The Company recognizes expense for these Performance DSUs under the assumption that the performance target will be achieved. If it appears such performance target will not be met, the Company will stop recognizing any further compensation cost and any previously recognized compensation cost would be reversed. As of September 30, 2011, there was $0.7 million of total unrecognized compensation cost related to Performance DSUs. This aggregate unrecognized cost is expected to be recognized over the weighted-average period of 1.20 years.

Additional information for the three- and nine-month periods ended September 30, 2011, and 2010, is noted in the following table (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Performance DSUs Awarded to CEO	2011	2010	2011	2010
Number of shares granted during the period	—	—	24,122	23,004
Weighted-average grant date fair value per share	—	—	$44.44	$22.17
Fair value of shares vested during the period	—	—	$227	—

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

In addition to receiving Board DSU grants annually, the Board members have the right to elect to receive all or a portion of their retainer and meeting attendance fees as cash and/or Board DSUs, which vest immediately. Board DSUs are only granted to nonemployee Directors.

Compensation expense for Board DSUs is recognized on a straight-line basis over the vesting period using the fair market value of the Company’s common stock on the date of grant. As of September 30, 2011, there was $1.4 million of total unrecognized compensation cost related to Board DSUs granted to nonemployee directors. This aggregate unrecognized cost is expected to be recognized over the weighted-average period of 2.30 years.

Additional information for the three- and nine-month periods ended September 30, 2011, and 2010, is noted in the following table (dollars in thousands, except per share amounts):

Board DSUs and Dividend Equivalents Awarded to Board	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Number of shares granted during the period	6,232	5,901	28,798	37,577
Weighted-average grant date fair value per share	$38.78	$27.35	$40.19	$28.22
Fair value of shares vested during the period	$113	$39	$624	$115

14.	Concentration Risk

Arbitron is an international media and marketing information services firm primarily serving radio, advertising agencies, cable and broadcast television, advertisers, retailers, out-of-home media, online media print media, and mobile media.

The Company’s quantitative radio audience ratings service and related software licensing revenue accounted for the following percentages, in the aggregate, of total Company revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Quantitative radio audience ratings service and related software licensing revenue	95%	95%	91%	91%

The Company had one customer that individually represented approximately 20% of its annual revenue for the year ended December 31, 2010. The Company had two customers that individually represented approximately 22% and 14% of its total accounts receivable as of September 30, 2011, and two customers that individually represented approximately 24% and 11% of its total accounts receivable as of December 31, 2010. The Company has historically experienced a high level of contract renewals.

15.	Financial Instruments

The fair values of accounts receivable and accounts payable approximate their carrying values due to their short-term nature. The Company accounts for its $5.2 million investment in TRA’s preferred stock using the cost method of accounting. TRA is closely held and there is not an efficient market in which buyers and sellers determine the fair value of these shares. The Company periodically assesses the fair value of its investment in TRA through comparative analysis and analysis of TRA’s actual and projected financial results. As of September 30, 2011, the Company believes that the fair value of the TRA investment approximates the carrying value of $5.2 million. In the event the fair value of the investment in TRA were to fall below its carrying value in the future, the Company would be required to recognize an impairment loss.

Due to the floating rate nature of the Company’s revolving obligation under its Credit Facility, the carrying amount of $53.0 million in outstanding borrowings as of December 31, 2010, approximates its fair value.

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

•	successfully obtain and/or maintain Media Rating Council, Inc. (“MRC”) accreditation for our audience ratings services;

•	successfully launch and maintain our cross-platform initiatives;

•	support our current and future services by designing, recruiting and maintaining research samples that appropriately balance quality, size and operational cost;

•	successfully develop, implement and fund initiatives designed to increase sample quality;

•	successfully manage costs associated with cell phone household recruitment and targeted in-person recruitment;

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

•

successfully develop and implement technology solutions to identify and report consumer use of new and existing forms of media content and delivery, and advertising in an increasingly competitive environment; and

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

Overview

We are an international media and marketing information services firm primarily serving radio, advertising agencies, cable and broadcast television, advertisers, retailers, out-of-home media, online media, print media, and mobile media. We currently provide four main services:

•	measuring and estimating radio audiences in local markets in the United States;

•	measuring and estimating radio audiences of network radio programs and commercials;

•	providing software used for accessing and analyzing our media audience and marketing information data; and

•	providing consumer, shopping, and media usage information services.

Historically, our quantitative radio ratings services and related software have accounted for a substantial majority of our revenue. For each of the nine-month periods ended September 30, 2011, and 2010, our quantitative radio ratings services and related software accounted for approximately 91 percent of our revenue. We expect that for the year ending December 31, 2011, our quantitative radio ratings services and related software licensing will account for approximately 89 percent of our revenue.

Quarterly fluctuations in these percentages are reflective of the seasonal delivery schedule of our quantitative radio ratings service and our Scarborough reports. For further information regarding seasonality trends, see “Seasonality.”

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

As of December 31, 2010, we completed the commercialization of our PPM radio ratings service in 48 of the largest United States radio markets (“PPM Markets”). We believe those broadcasters with whom we have entered into multi-year PPM agreements account for most of the total radio advertising dollars in the PPM Markets. These agreements provide for a higher fee for PPM-based ratings than we charged for our Diary-based ratings. As a result, absent new initiatives, we expect the percentage of our revenues derived from our quantitative radio ratings services and related software to increase as a result of the commercialization of the PPM service in the PPM Markets.

We expect growth in revenue for 2011 due to the full year impact of revenue recognized for the PPM Markets commercialized in 2010 in addition to price increases related to pre-2010 commercialized PPM Markets and annual escalators in our Diary markets. However, we do not expect the full revenue impact of the launch of each PPM Market to occur within the first year after commercialization because our customer contracts are typically structured to phase in higher PPM service rates over a period of time.

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

Protecting and supporting our existing customer base, and ensuring our services are competitive from a price, quality, and service perspective are critical components to these overall goals, although there can be no guarantee we will be successful in our efforts.

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

MRC Accreditation

In March 2011, we announced the MRC had accredited the monthly average-quarter-hour radio ratings data produced by our PPM service in 11 additional PPM Markets: Atlanta; Cincinnati; Cleveland; Kansas City; Milwaukee-Racine; Philadelphia; Phoenix; Portland, OR; Salt Lake City-Ogden-Provo; St. Louis, and Tampa-St. Petersburg-Clearwater. These 11 markets joined Houston-Galveston; Minneapolis-St. Paul and Riverside-San Bernardino as accredited markets for our PPM service, bringing the total number of MRC-accredited PPM Markets to 14. The MRC has denied accreditation in our other 34 PPM Markets based on findings of audits it conducted in 2010. We continue to seek accreditation in all of our unaccredited PPM Markets. All 48 PPM Markets have been or will be audited again in 2011.

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

Quality Improvement Initiatives.

Portable People Meter Service. In operating our PPM ratings service, we experienced and expect to continue to experience challenges, including those related to response rates and sample proportionality as described above in “Challenges in Our Radio Audience Ratings Services.” We expect to continue to implement additional measures to address these challenges. Since launching our PPM ratings service, we have implemented a number of initiatives and announced additional initiatives. We believe these steps reflect our commitment to ongoing improvement and our responsiveness to feedback from customers and governmental entities. We believe these commitments and enhancements, which we refer to, collectively, as our continuous improvement initiatives, are consistent with our ongoing efforts to obtain and maintain MRC accreditation and to continuously improve our radio ratings services. We expect our continuous improvement initiatives will require expenditures which will be material in the aggregate.

Diary Service. We strive to achieve representative samples. We believe that additional expenditures will be required in the future to research and test new measures associated with improving response rates and sample proportionality as described above in “Challenges in Our Radio Audience Ratings Services.” We continue to research and test new measures to address these sample quality challenges.

Privacy and Data Security

We are currently subject to U.S. and international data protection and privacy statutes, rules, and regulations, and may in the future become subject to additional such statutes, rules, and regulations. These statutes, rules, and regulations may affect our collection, use, storage, and transfer of personally identifiable information. Complying with these laws may require us to make certain investments, make modifications to existing services, or prohibit us from offering certain types of services. Failing to comply could result in civil and criminal liability, negative publicity, data being blocked from use, and liability under contracts with our customers and partners.

Zokem Oy

On July 28, 2011, a wholly-owned subsidiary of the Company acquired Zokem Oy, a Finland-based mobile audience measurement and analytics firm, which is now known as Arbitron Mobile. The purchase price for the acquisition was approximately $10.6 million in cash plus a contingent consideration arrangement which we currently estimate has a fair value of approximately $0.9 million. The arrangement provides for possible additional cash payments to be made through 2015 of up to $12.0 million, contingent upon Arbitron Mobile reaching certain financial performance targets in the future.

Credit Facility

Our revolving credit facility agreement (“Credit Facility”) is scheduled to expire on December 20, 2011. We expect to renew or replace our Credit Facility prior to its expiration. See Liquidity and Capital Resources—Credit Facility below for further information regarding the terms of our Credit Facility.

General Economic Conditions

Many of our customers derive most of their revenue from transactions involving the sale or purchase of advertising. During recent challenging economic times, advertisers have reduced advertising expenditures, impacting advertising agencies and media. As a result, advertising agencies and media companies have been and may continue to be less likely to purchase our services, which has and could continue to adversely impact our business, financial position, and operating results. If the recovery from the recent economic downturn slows or if the economy experiences another downturn in the foreseeable future, it may also lead to an increase of incidences of customers’ inability to pay their accounts, an increase in our provision for doubtful accounts, and a further increase in collection cycles for accounts receivable or insolvency of our customers.

We depend on a limited number of key customers for our ratings services and related software. For example, in 2010, Clear Channel represented approximately 20 percent of our total revenue. Additionally, although fewer customer contracts expire in 2011 as compared to historical standards, if one or more key customers do not renew all or part of their contracts as they expire, we could experience a significant decrease in our operating results.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are both important to the presentation of our financial position or results of operations, and require our most difficult, complex or subjective judgments.

Software development costs. We capitalize software development costs with respect to significant internal use software initiatives or enhancements from the time the preliminary project stage is completed and management considers it probable the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are amortized over periods of three to five years. We perform an assessment quarterly to determine if it is probable all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value. As of September 30, 2011, and December 31, 2010, our capitalized software developed for internal use had carrying amounts of $29.1 million and $24.4 million, respectively, including $11.0 million and $12.4 million, respectively, of software related to the PPM service.

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

Insurance Receivables. During 2008, we became involved in two securities-law civil actions and a governmental interaction primarily related to the commercialization of our PPM service. Since 2008, we have incurred a combined total of $11.0 million in legal fees and expenses in connection with these matters. As of September 30, 2011, an aggregate of $7.1 million in insurance reimbursements related to these legal actions has been received. As of September 30, 2011, and December 31, 2010, our insurance claims receivable related to these legal actions was $0.8 million and $0.6 million, respectively, and these amounts are included in our prepaid expenses and other current assets on our balance sheet. See Note 7 in our Notes to Consolidated Financial Statements for additional information concerning our insurance recovery receivables.

Cost Method Investment. We account for our $5.2 million investment in TRA’s preferred stock using the cost method of accounting. TRA is closely held and there is not an efficient market in which buyers and sellers determine the fair value of these securities. We periodically assess the fair value of our investment in TRA through comparative analysis and analysis of TRA’s actual and projected financial results. Our assessment of the fair value of TRA requires the use of estimates and judgment. TRA is currently engaged in raising additional capital, which it has indicated to us it expects to complete in the fourth quarter of 2011. In the event the fair value of our investment in TRA were to fall below its carrying value, we would be required to recognize an impairment loss.

Results of Operations

Comparison of the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010

The following table sets forth information with respect to our consolidated statements of income:

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Increase (Decrease)		Percentage of Revenue
	2011	2010	Dollars	Percent	2011	2010
Revenue	$105,563	$99,470	$6,093	6.1%	100.0%	100.0%

Costs and expenses
Cost of revenue	49,388	50,384	(996)	(2.0%)	46.8%	50.7%
Selling, general and administrative	18,401	18,137	264	1.5%	17.4%	18.2%
Research and development	9,444	10,088	(644)	(6.4%)	8.9%	10.1%

Total costs and expenses	77,233	78,609	(1,376)	(1.8%)	73.2%	79.0%

Operating income	28,330	20,861	7,469	35.8%	26.8%	21.0%
Equity in net loss of affiliate	(2,290)	(2,639)	349	(13.2%)	(2.2%)	(2.7%)

Income before interest and tax expense	26,040	18,222	7,818	42.9%	24.7%	18.3%
Interest income	6	4	2	50.0%	0.0%	0.0%
Interest expense	109	226	(117)	(51.8%)	0.1%	0.2%

Income before income tax expense	25,937	18,000	7,937	44.1%	24.6%	18.1%
Income tax expense	10,586	6,672	3,914	58.7%	10.0%	6.7%

Net income	$15,351	$11,328	$4,023	35.5%	14.5%	11.4%

Income per weighted average common share
Basic	$0.56	$0.42	$0.14	33.3%

Diluted	$0.55	$0.42	$0.13	31.0%

Cash dividends declared per common share	$0.10	$0.10	$—	—

Certain percentage amounts may not total due to rounding.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Increase (Decrease)
	2011	2010	Dollars	Percent
Other data:
EBIT (1)	$26,040	$18,222	$7,818	42.9%
EBITDA (1)	$33,562	$25,351	$8,211	32.4%
EBIT Margin (1)	24.7%	18.3%
EBITDA Margin (1)	31.8%	25.5%
EBIT and EBITDA Reconciliation (1)
Net income	$15,351	$11,328	$4,023	35.5%
Income tax expense	10,586	6,672	3,914	58.7%
Interest (income)	(6)	(4)	(2)	50.0%
Interest expense	109	226	(117)	(51.8%)

EBIT (1)	26,040	18,222	7,818	42.9%
Depreciation and amortization	7,522	7,129	393	5.5%

EBITDA (1)	$33,562	$25,351	$8,211	32.4%

(1)	EBIT (earnings before interest and income taxes), EBIT Margin, EBITDA (earnings before interest, income taxes, depreciation and amortization), and EBITDA Margin are non-GAAP financial measures that we believe are useful to investors in evaluating our results. See “EBIT and EBITDA” for further discussion of these non-GAAP financial measures.

Revenue. Revenue increased by 6.1% or $6.1 million for the three-month period ended September 30, 2011, as compared to the same period in 2010. PPM-based ratings service revenue increased by $13.1 million primarily due to the impact of the five PPM Markets commercialized during the last quarter of 2010, as well as price escalators in all PPM commercialized markets. This increase in PPM revenue was partially offset by a $7.2 million decrease in revenue related to the transition from our Diary-based ratings service.

Cost of Revenue. Cost of revenue decreased by 2.0% or $1.0 million for the three-month period ended September 30, 2011, as compared to the same period in 2010. Cost of revenue decreased primarily due to $1.3 million of decreased PPM and Diary service-related costs incurred during 2010 while the PPM panels were being built for the final 15 PPM Markets commercialized during the last half of 2010.

Selling, General, and Administrative. Selling, general, and administrative increased by 1.5% or $0.3 million for the three months ended September 30, 2011, as compared to the same period in 2010. Selling, general, and administrative increased primarily due to $0.9 million in Arbitron Mobile-related costs incurred during the third quarter ended September 30, 2011, and a $0.8 million increase in short-term employee incentive compensation expense. These increases were partially offset by a $1.4 million decrease associated with employee separation charges incurred during the third quarter of 2010.

EBIT and EBITDA. We believe presenting EBIT and EBITDA, both non-GAAP financial measures, as supplemental information helps investors, analysts and others, if they so choose, understand and evaluate our operating performance in some of the same ways we do because EBIT and EBITDA exclude certain items not directly related to our core operating performance. We reference these non-GAAP financial measures in assessing current performance and making decisions about internal budgets, resource allocation and financial goals. EBIT is calculated by deducting interest income from net income and adding back interest expense and income tax expense to net income. EBITDA is calculated by deducting interest income from net income and adding back interest expense, income tax expense, and depreciation and amortization to net income. EBIT and EBITDA margins are calculated as percentages of revenue. EBIT and EBITDA should not be considered substitutes either for net income, as indicators of our operating performance, or for cash flow, as measures of our liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies.

EBIT increased by 42.9% or $7.8 million for the three-month period ended September 30, 2011, as compared to the same period in 2010, primarily due to an increase in revenue associated with the PPM service transition and a reduction in costs and other expenses. However, EBITDA increased by 32.4% or $8.2 million because this non-GAAP financial measure adds back depreciation and amortization, which only increased 5.5% to $7.5 million for the three-month period ended September 30, 2011, from $7.1 million for the same period in 2010.

Comparison of the Nine months Ended September 30, 2011 to the Nine months Ended September 30, 2010

The following table sets forth information with respect to our consolidated statements of income:

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,		Increase (Decrease)		Percentage of Revenue
	2011	2010	Dollars	Percent	2011	2010
Revenue	$302,169	$283,705	$18,464	6.5%	100.0%	100.0%

Costs and expenses
Cost of revenue	156,092	153,041	3,051	2.0%	51.7%	53.9%
Selling, general and administrative	54,166	54,927	(761)	(1.4%)	17.9%	19.4%
Research and development	27,456	29,069	(1,613)	(5.5%)	9.1%	10.2%

Total costs and expenses	237,714	237,037	677	0.3%	78.7%	83.6%

Operating income	64,455	46,668	17,787	38.1%	21.3%	16.4%
Equity in net income of affiliate	631	472	159	33.7%	0.2%	0.2%

Income before interest and tax expense	65,086	47,140	17,946	38.1%	21.5%	16.6%
Interest income	20	10	10	100.0%	0.0%	0.0%
Interest expense	377	745	(368)	(49.4%)	0.1%	0.3%

Income before income tax expense	64,729	46,405	18,324	39.5%	21.4%	16.4%
Income tax expense	25,547	17,530	8,017	45.7%	8.5%	6.2%

Net income	$39,182	$28,875	$10,307	35.7%	13.0%	10.2%

Income per weighted average common share
Basic	$1.44	$1.08	$0.36	33.3%

Diluted	$1.42	$1.07	$0.35	32.7%

Cash dividends declared per common share	$0.30	$0.30	$—	—

Certain percentage amounts may not total due to rounding.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,		Increase (Decrease)
	2011	2010	Dollars	Percent
Other data:
EBIT (1)	$65,086	$47,140	$17,946	38.1%
EBITDA (1)	$87,162	$67,464	$19,698	29.2%
EBIT Margin (1)	21.5%	16.6%
EBITDA Margin (1)	28.8%	23.8%

EBIT and EBITDA Reconciliation (1)
Net income	$39,182	$28,875	$10,307	35.7%
Income tax expense	25,547	17,530	8,017	45.7%
Interest (income)	(20)	(10)	(10)	100.0%
Interest expense	377	745	(368)	(49.4%)

EBIT (1)	65,086	47,140	17,946	38.1%
Depreciation and amortization	22,076	20,324	1,752	8.6%

EBITDA (1)	$87,162	$67,464	$19,698	29.2%

(1)	EBIT (earnings before interest and income taxes), EBIT Margin, EBITDA (earnings before interest, income taxes, depreciation and amortization), and EBITDA Margin are non-GAAP financial measures that we believe are useful to investors in evaluating our results. See “EBIT and EBITDA” for further discussion of these non-GAAP financial measures.

Revenue. Revenue increased by 6.5% or $18.5 million for the nine-month period ended September 30, 2011, as compared to the same period in 2010. PPM-based ratings service revenue increased by $42.3 million primarily due to the impact of the five PPM Markets commercialized during the fourth quarter of 2010, as well as price escalators in all PPM commercialized markets. This increase in revenue was partially offset by a $25.5 million decrease in revenue related to the transition from our Diary-based ratings service.

Cost of Revenue. Cost of revenue increased by 2.0% or $3.1 million for the nine-month period ended September 30, 2011, as compared to the same period in 2010. Cost of revenue increased primarily due to $2.5 million of increased PPM service-related costs incurred to manage PPM panels for the 48 PPM Markets commercialized as of September 30, 2011, as compared to the 43 PPM Markets commercialized as of September 30, 2010. Cost of revenue was also impacted by a $0.9 million increase in costs related to our computer center operations. These increases in cost of revenue were partially offset by a $1.8 million of lower Diary-based service costs related primarily to the corresponding reduction in the number of Diary markets.

Selling, General, and Administrative. Selling, general, and administrative decreased by 1.4% or $0.8 million for the nine-month period ended September 30, 2011, as compared to the same period in 2010. Selling, general, and administrative decreased primarily due to a $3.8 million decrease in employee separation charges, a $1.2 million supplemental retirement plan settlement charge incurred during 2010. These decreases were partially offset by a $1.7 million increase in share-based and long-term employee incentive compensation expense, a $1.1 million in Arbitron Mobile-related costs incurred during 2011, and an $0.8 million increase in short-term employee incentive compensation expense for the nine-month period ended September 30, 2011, as compared to the same period in 2010.

Research and Development. Research and development decreased by 5.5% or $1.6 million for the nine-month period ended September 30, 2011, as compared to the same period in 2010. Research and development decreased primarily due to a $2.2 million reduction in development costs related to our Diary service, a $0.6 million reduction in development costs related to our client software, and a $0.6 million reduction in development costs related to our PPM service, partially offset by $0.5 million in royalty costs associated with certain technology licenses.

Income tax expense. Income tax expense increased by 45.7% or $8.0 million for the nine-month period ended September 30, 2011, as compared to the same period in 2010. The effective tax rate increased to 39.5% for the nine months ended September 30, 2011, from 37.8% for the nine months ended September 30, 2010. The increase includes the estimated effect of certain Arbitron Mobile operating losses, which are subject to limitation, and may not be available to offset future taxable income.

EBIT and EBITDA. We believe presenting EBIT and EBITDA, both non-GAAP financial measures, as supplemental information helps investors, analysts and others, if they so choose, understand and evaluate our operating performance in some of the same ways we do because EBIT and EBITDA exclude certain items not directly related to our core operating performance. We reference these non-GAAP financial measures in assessing current performance and making decisions about internal budgets, resource allocation and financial goals. EBIT is calculated by deducting interest income from net income and adding back interest expense and income tax expense to net income. EBITDA is calculated by deducting interest income from net income and adding back interest expense, income tax expense, and depreciation and amortization to net income. EBIT and EBITDA margins are calculated as percentages of revenue. EBIT and EBITDA should not be considered substitutes either for net income, as indicators of our operating performance, or for cash flow, as measures of our liquidity. In addition, because EBIT and EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies.

EBIT increased by 38.1% or $17.9 million for the nine-month period ended September 30, 2011, as compared to the same period in 2010, primarily due to an increase in revenue associated with the PPM service transition and a decrease in operating expenses due largely to reduced research and development charges in comparison to prior year expenditures. However, EBITDA increased by 29.2% or $19.7 million because this non-GAAP financial measure adds back depreciation and amortization, which only increased 8.6% to $22.1 million for the nine-month period ended September 30, 2011 from $20.3 million for the same period in 2010.

Liquidity and Capital Resources

	As of September 30, 2011	As of December 31, 2010	Change
Cash and cash equivalents	$15,985	$18,925	$(2,940)
Working capital surplus (deficiency)	$3,183	$(32,333)	$35,516
Working capital, excluding deferred revenue which does not require a significant additional cash outlay	$47,829	$4,146	$43,683
Total debt	$—	$53,000	$(53,000)

We have relied upon our cash flow from operations, supplemented by borrowings under our available revolving credit facility (“Credit Facility”) as needed, to fund our dividends, capital expenditures, contractual obligations, and expenses. We expect based on current and anticipated levels of operating performance, our cash flow from operations, cash and cash equivalents, and availability under our Credit Facility and any replacement credit arrangement will be sufficient to support our operations for the next 12 months. We expect to renew or replace our revolving credit facility prior to December 20, 2011, the Credit Facility’s expiration date. See “Credit Facility” for further discussion of the relevant terms and covenants.

Operating activities. For the nine-month period ended September 30, 2011, the net cash provided by operating activities was $89.6 million, which was primarily due to $87.2 million in EBITDA, partially offset by $21.1 million in income taxes paid for the nine-month period ended September 30, 2011. EBITDA is discussed and reconciled to net income in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Net cash provided by operating activities for the nine-month period ended September 30, 2011, was positively impacted by a $9.3 million increase associated with reductions in accounts receivable due primarily to higher collections received and an $8.2 million increase in deferred revenue, primarily due to price escalators associated with our PPM ratings service.

These increases in operating activities for the nine-month period ended September 30, 2011, were partially offset by a $8.7 million decrease in accrued expenses and other current liabilities, which resulted primarily from a $6.0 million decrease in our Scarborough royalty accrual, and a $1.4 million decrease in payroll, bonus and benefit accruals.

Investing activities. Net cash used in investing activities for the nine-month periods ended September 30, 2011, and 2010, was $33.6 million and $32.0 million, respectively. This approximately $1.6 million increase in cash used in investing activities for the nine-month period ended September 30, 2011 as compared to the same period of 2010, was due primarily to a $8.1 million net increase in business acquisitions, which included a $10.6 million cash outlay for the purchase of Zokem Oy during the third quarter of 2011, and a $2.5 million asset acquisition during the second quarter of 2010. This increase in investing activities was partially offset by decreases related to a $4.5 million licensing arrangement during the first quarter of 2010 and a $1.8 million purchase of equity and other investments during the second quarter of 2010.

Financing activities. Net cash used in financing activities for the nine-month periods ended September 30, 2011, and 2010, was $59.0 million and $17.1 million, respectively. The $41.9 million increase in net cash used in financing activities was due primarily to a $43.0 million increase in the net repayment of our outstanding obligations under our Credit Facility during 2011, as compared to 2010, and a $1.1 million repayment related to Zokem Oy debt assumed in the related acquisition. Net cash used in financing activities also included an increase related to a $2.0 million reduction in stock option exercises for 2011, as compared to 2010, when a substantial number of stock options were nearing their expiration date during the prior year. These increases to net cash used in financing activities were partially offset by a $3.8 million reversal of a bank overdraft payable during the first quarter of 2010.

Credit Facility

On December 20, 2006, we entered into an agreement with a consortium of lenders to provide up to $150.0 million of financing through a five-year, unsecured revolving credit facility. Our Credit Facility is scheduled to expire on December 20, 2011. We expect to renew or replace our Credit Facility prior to its expiration.

The Credit Facility agreement contains an expansion feature for us to increase the total financing available under the Credit Facility by up to $50.0 million for an aggregate of up to $200.0 million in financing. Such increased financing would be provided by one or more existing Credit Facility lending institutions, subject to the approval of our current lenders, and/or in combination with one or more new lending institutions, subject to the approval of the Credit Facility’s administrative agent. Interest on borrowings under the Credit Facility is calculated based on a floating rate for a duration of up to nine months as selected by us.

Our Credit Facility contains financial terms, covenants and operating restrictions that potentially restrict our financial flexibility. The material debt covenants under our Credit Facility include both a maximum leverage ratio and a minimum interest coverage ratio. The leverage ratio is a non-GAAP financial measure equal to the amount of our consolidated total indebtedness, as defined in our Credit Facility, divided by a contractually defined adjusted Earnings Before Interest, Taxes, Depreciation and Amortization and non-cash compensation (“Consolidated EBITDA”) for the trailing 12-month period. The interest coverage ratio is a non-GAAP financial measure equal to Consolidated EBITDA divided by total interest expense. Both ratios are designed as measures of our ability to meet current and future obligations. The following table presents the actual ratios and their threshold limits as defined by the Credit Facility as of September 30, 2011:

Covenant	Threshold	Actual
Maximum leverage ratio	3.0	0.0
Minimum interest coverage ratio	3.0	207.0

As of September 30, 2011, based upon these financial covenants, there was no default or limit on our ability to borrow the unused portion of our Credit Facility.

Our Credit Facility contains customary events of default, including nonpayment and breach covenants. In the event of default, repayment of borrowings under the Credit Facility could be accelerated. Our Credit Facility also contains cross default provisions whereby a default on any material indebtedness, as defined in the Credit Facility, could result in the acceleration of our outstanding debt and the termination of any unused commitment under the Credit Facility. The agreement potentially limits, among other things, our ability to sell assets, incur additional indebtedness, and grant or incur liens on our assets. Under the terms of the Credit Facility, all of our material domestic subsidiaries, if any, guarantee the commitment. Currently, we do not have any material domestic subsidiaries as defined under the terms of the Credit Facility. Although we do not believe that the terms of our Credit Facility limit the operation of our business in any material respect, the terms of the Credit Facility may restrict or prohibit our ability to raise additional debt capital when needed or could prevent us from investing in other growth initiatives. As of September 30, 2011, and October 31, 2011, we had no outstanding debt under the Credit Facility. Our outstanding borrowings under the Credit Facility was $53.0 million as of December 31, 2010. We have been in compliance with the terms of the Credit Facility since the agreement’s inception.

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

Seasonality

Revenue

We recognize revenue for services over the terms of license agreements as services are delivered while expenses are recognized as incurred. We currently gather radio-listening data in 284 U.S. local markets, including 236 Diary markets and 48 PPM Markets.

In our PPM markets, we deliver ratings 13 times a year, with four PPM ratings reports delivered in the fourth quarter. As a result, we expect to recognize more revenue in PPM Markets in the fourth quarter than in each of the first three quarters of the year.

As we commercialized the PPM service, our deferred revenue decreased compared to our historical trends due to the more frequent delivery of our PPM service, which is delivered 13 times a year versus the quarterly and semi-annual delivery for our Diary service. The commercialization of the PPM service in the PPM Markets was completed at the end of 2010. We expect that approximately one year after the completion of the commercialization of the PPM service in the PPM Markets , deferred revenue will begin to increase, as compared to trends during the commercialization of the PPM service, due to the impact of price escalators and the organic growth of our business.

During the transition period from the Diary service to PPM service in each PPM Market, there were changes in the seasonality pattern because during the initial quarter in which the PPM ratings service is commercialized in a market, we recognize revenue based on the delivery of both the final quarterly Diary ratings and the initial monthly PPM ratings for that market.

All 236 Diary markets are measured at least twice per year (April-May-June for the “Spring Survey” and October-November-December for the “Fall Survey”). In addition, we measure 48 larger Diary markets an additional two times per year (January-February-March for the “Winter Survey” and July-August-September for the “Summer Survey”). We generally deliver our Diary ratings reports and recognize the related revenue in the quarter after the survey is measured. Consequently, our Diary revenue is generally higher in the first and third quarters as a result of the delivery of the Fall Survey and Spring Survey to all Diary markets compared to revenue in the second and fourth quarters, when delivery of the Winter Survey and Summer Survey, respectively, is made only to 48 larger Diary markets.

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

Now that all our planned PPM Markets are commercialized, and because we conduct our PPM services continuously throughout the year, we do not expect significant seasonality in PPM costs and expenses. In our Diary service, our expenses are generally higher in the second and fourth quarters as we conduct the Spring and Fall Surveys for all 236 of our Diary Markets.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, in litigation and proceedings, including with governmental authorities, arising out of the ordinary course of business. Legal costs for services rendered in the course of these proceedings are charged to expense as they are incurred.

On April 30, 2008, Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund filed a securities class action lawsuit in the United States District Court for the Southern District of New York on behalf of a purported Class of all purchasers of Arbitron common stock between July 19, 2007, and November 26, 2007. The plaintiff asserts that Arbitron, Stephen B. Morris (our former Chairman, President and Chief Executive Officer), and Sean R. Creamer (currently our Executive Vice President, Chief Operating Officer & formerly Chief Financial Officer) violated federal securities laws. The plaintiff alleges misrepresentations and omissions relating, among other things, to the delay in commercialization of our PPM ratings service in November 2007, as well as stock sales during the period by company insiders who were not named as defendants and Messrs. Morris and Creamer. The plaintiff seeks class certification, compensatory damages plus interest and attorneys’ fees, among other remedies. On September 22, 2008 the plaintiff filed an Amended Class Action Complaint. On November 25, 2008, Arbitron, Mr. Morris, and Mr. Creamer each filed Motions to Dismiss the Amended Class Action Complaint. In September 2009, the plaintiff sought leave to file a Second Amended Class Action Complaint in lieu of oral argument on the pending Motions to Dismiss. The court granted leave to file a Second Amended Class Action Complaint and denied the pending Motions to Dismiss without prejudice. On or about October 19, 2009, the plaintiff filed a Second Amended Class Action Complaint. Briefing on motions to dismiss the Second Amended Class Action Complaint was completed in March 2010. Arbitron and each of Mr. Morris and Mr. Creamer again moved to dismiss the Second Amended Class Action Complaint. On September 24, 2010, the Court granted Mr. Creamer’s motion to dismiss the plaintiff’s claims against him, and all claims against Mr. Creamer were dismissed with prejudice. The motions to dismiss the Second Amended Class Action Complaint by Arbitron and Mr. Morris were denied. Arbitron and Mr. Morris each then filed answers denying the claims. On September 6, 2011, the Court entered an order granting the plaintiff’s motion to certify the action as a class action, to appoint the lead plaintiff as class representative, and to appoint its counsel as lead counsel. The court defined the class as all purchasers of common stock of the Company who were damaged through purchasing stock during the period July 19, 2007 through November 26, 2007. The case is continuing in the discovery phase.

On or about June 13, 2008, a purported stockholder derivative lawsuit, Pace v. Morris, et al., was filed against Arbitron, as a nominal defendant, each of our directors, and certain of our current and former executive officers in the Supreme Court of the State of New York for New York County. The derivative lawsuit is based on essentially the same substantive allegations as the securities class action lawsuit. The derivative lawsuit asserts claims against the defendants for misappropriation of information, breach of fiduciary duty, abuse of control, and unjust enrichment. On July 28, 2011 the derivative plaintiff filed an amended complaint that reiterates, in large part, the claims of the original complaint filed in 2008. The amended complaint also adds claims for breach of fiduciary duty related to the retirement of Mr. Morris in 2009 and the resignation of Mr. Skarzynski in 2010. The derivative plaintiff seeks equitable and/or injunctive relief, restitution and disgorgement of profits, plus attorneys’ fees and costs, among other remedies.

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

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.1	Form of Arbitron Inc. 2008 Equity Compensation Plan Non-Statutory Stock Option Agreement					*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a – 14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a – 14(a)					*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

101+

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010;

(ii) Condensed Consolidated Statement of Income for the Three and Nine months Ended September 30, 2011 and 2010;

*

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

(iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine months Ended September 30, 2011 and 2010;

(iv) Condensed Consolidated Statements of Cash Flows for the Nine months ended September 30, 2011 and 2010; and

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
Richard J. Surratt Executive Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal financial and principal accounting officer)
Date: November 3, 2011