Form 10-K
period 2011-12-31
ARBITRON INC
filed 2012-02-24
CIK 109758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter (based upon the closing sale price of Arbitron’s common stock as reported by the New York Stock Exchange on that date), held by nonaffiliates, was $1,114,729,697.86.

The number of shares outstanding of the registrant’s common stock, par value $0.50 per share, as of the latest practicable date, February 17, 2012: 27,310,588 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2012 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2011.

Arbitron owns or has the rights to various trademarks, trade names or service marks used in its radio audience ratings business and subsidiaries, including the following: the Arbitron name and logo, ArbitrendsSM, RetailDirect®, RADAR®, TAPSCANTM, TAPSCAN WORLDWIDETM, LocalMotion®, Maximi$er®, Maximi$er® Plus, Arbitron PD Advantage®, SmartPlus®, Arbitron Mobile™, Arbitron Mobile IndexTM, Arbitron Mobile Trends PanelsTM, Portable People MeterTM, PPMTM, Arbitron PPMTM, Arbitron PPM®, PPM 360TM, Marketing Resources Plus®, PrintPlus®, MapMAKER DirectSM, Media ProfessionalSM, Media Professional PlusSM, QUALITAPSM, Schedule-ItSM, and Zokem™.

The trademarks Windows®, MscoreTM, Audience Reaction™, Media Monitors® and Media Rating Council® referred to in this Annual Report on Form 10-K are the registered trademarks of others.

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

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “intends,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology, are forward-looking statements based on current expectations about future events, which we have derived from information currently available to us. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied by such forward-looking statements. These risks and uncertainties include, in no particular order, whether we will be able to:

•	successfully obtain and/or maintain Media Rating Council, Inc. (“MRC”) accreditation for our audience ratings services;

•	renew contracts with key customers;

•

collect, manage, and process the consumer information we utilize in our media marketing and information services in compliance with applicable data protection and privacy statutes, regulations, and other requirements;

•	successfully execute and maintain our cross platform and mobile measurement initiatives;

•	support our current and future services by designing, recruiting, and maintaining research samples that appropriately balance quality, size and, operational cost;

•	successfully develop, implement, and fund initiatives designed to enhance sample quality;

•	successfully manage costs associated with cell phone household recruitment, targeted in-person recruitment, and address-based sampling;

•

successfully maintain and promote industry usage of our media and marketing information services, a critical mass of broadcaster encoding, and the proper understanding of our services and methodologies in light of governmental actions, including investigation, regulation, legislation or litigation, customer or industry group activism, or adverse community or public relations efforts;

•

successfully manage the impact on our business of the current economic environment generally, and in the advertising market, including, without limitation, the insolvency of any of our customers or the impact of economic environment on our customers’ ability to fulfill their payment obligations to us;

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

•	compete with companies that may have financial, marketing, sales, technical or other advantages over us.

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

Overview

We are a leading media and marketing information services firm primarily serving radio, advertisers, advertising agencies, cable and broadcast television, retailers, out-of-home media, online media, mobile media, telecommunications providers, and print media. We currently provide four main services:

•	estimating the size and composition of radio audiences in local markets and of audiences to network radio programming and commercials in the United States;

•	estimating the size and composition of audiences to media other than radio, including mobile media, television viewed out-of-home, and content distributed on multiple platforms;

•	providing qualitative information about consumers, including their lifestyles, shopping patterns, and use of media; and

•	providing software to access and analyze media audience and marketing information data.

We refer to our local and network radio audience ratings services, collectively, as our “syndicated radio ratings services.” We provide our syndicated radio ratings services in local markets in the United States to radio broadcasters, advertising agencies, and advertisers. Our national services estimate the size and demographic composition of national radio audiences and the size and composition of audiences of network radio programs and commercials. Broadcasters use our data primarily to price and sell advertising time, and advertising agencies and advertisers use our data in purchasing advertising time.

We offer services estimating the size and demographic composition of audiences of media other than radio, such as mobile media and television viewed out-of-home. We generally refer to these services, collectively, as our “other media services.” In July 2011, we acquired Zokem Oy, a Finland-based mobile audience measurement company, which we now operate as Arbitron Mobile Oy (“Arbitron Mobile”). We also offer services estimating the media consumption and behavior of audiences to content distributed on multiple platforms. We generally refer to these services, as our “cross platform services.”

In addition to the services described above, we also provide qualitative information about consumers, including their lifestyles, shopping patterns, and use of media in local markets and across the United States. Generally referred to as “qualitative services,” we market these services to customers of our syndicated radio ratings services who wish to demonstrate the value of their advertising propositions. We also market our quantitative and qualitative audience and consumer information to customers outside of our traditional base, such as the advertising sales organizations of local cable television companies, national cable and broadcast television networks, and out-of-home media sales organizations.

We provide software applications allowing our customers to access our proprietary databases of media and marketing information. These applications enable our customers to analyze this information more effectively for sales, management, and programming purposes. Some of our software applications also allow our customers to access data owned by third parties, provided the customers have a separate license to use such third-party data.

We have developed our electronic Arbitron Portable People MeterTM (“PPMTM”) technology, which we deploy across many of our customer offerings and have licensed to media information services companies to use in their media audience ratings services in countries outside of the United States. See “— Syndicated Radio Ratings Services — Portable People Meter Service” below. We have commercialized our PPM ratings service in 48 of the largest United States radio markets. We may choose to commercialize our PPM ratings service in additional markets in the future. We refer to each of the 48 United States radio markets in which we have commercialized our PPM service as a “PPM Market” and collectively, as the “PPM Markets.” For more information regarding the status of our MRC Accreditation, see “— Media Rating Council Accreditation” below.

Our syndicated radio ratings services have historically accounted for a substantial majority of our revenue. The syndicated radio ratings services and related software represented approximately 88 percent of total revenue in each of 2011, 2010, and 2009. Approximately 77 percent of our total revenue is derived from local radio ratings services, of which approximately 74 percent is from the PPM Markets and 26 percent is from the Diary markets. Our revenue from domestic sources and international sources was approximately 98 percent and two percent of total revenue for the year ended December 31, 2011, 99 percent and one percent for the year ended December 31, 2010, and 98 percent and two percent for the year ended December 31, 2009, respectively. Ten customers account for approximately 50 percent of our revenue. Additional information regarding revenues by service and by geographical area is provided in Note 16 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Corporate Strategy

Our leading strategic objectives include strengthening our syndicated radio ratings business, maintaining a competitive position, and expanding our other media and cross platform services to a broader range of customers and media, including broadcast television, cable, out-of-home media, satellite radio and television, Internet, mobile, place-based and other media. Key elements of our strategy to pursue these objectives include:

•

Enhancing the value of our services for our radio customers. We intend to continue to invest in research and quality enhancements while increasing utility in our radio ratings services. We plan to facilitate this by engaging with our customers, listening to and understanding their needs and requirements, and providing competitive solutions based on price, quality, and value.

•

Leveraging our PPM technology to expand into new services. Building on our experience in the radio audience ratings industry, we are engaged in other media and cross platform initiatives to explore opportunities to deploy our PPM technology to develop new information services for additional types of media and for content delivered on multiple platforms.

•

Diversifying revenues. We believe growth opportunities exist in adjacent markets. We intend to work to expand our customer base by developing and marketing new information services designed to assist customers in implementing marketing strategies. We continue to explore opportunities to further license our audience measurement technologies, including internationally.

•

Developing and commercializing the next-generation data collection and processing techniques. Our businesses require sophisticated data collection and processing systems, software and other technology. In light of the dynamic nature of the media industry, including in the digital space, we will need to continue to evolve our data collection, processing and software systems.

•

Deploying resources. We compete against companies that are larger and have greater capital and other resources. We will explore and evaluate strategic opportunities to efficiently and effectively deploy our resources to better enable us to compete with such companies.

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

In recent years, multiple sources of media have competed for consumers’ attention. As audiences have become more fragmented, advertisers have increasingly sought to tailor their advertising strategies to target specific demographic groups through specific media and across multiple types of media. The audience information needs of radio broadcasters, advertising agencies, and advertisers have correspondingly become more complex. Increased competition, including from nontraditional media, such as the Internet, and more complex informational requirements have heightened the desire of radio broadcasters for more frequent and timely data delivery, improved information management systems, larger sample sizes, and more sophisticated means to analyze this information. In addition, there is a continuing demand for radio and television audience information from the increasing number of commercial, noncommercial, and public broadcasters in other countries.

As the importance of reaching specific audiences with targeted marketing strategies increases, broadcasters, publishers, advertising agencies, and advertisers increasingly require that information regarding exposure to content in advertising is provided on a more granular basis and is coupled with more detailed information regarding lifestyles and purchasing behavior of consumers. We believe the desire to integrate purchase data information with advertising exposure information and our ability to estimate a single consumer’s cross platform advertising exposure may create future opportunities for innovative approaches to satisfy these information demands.

Portable People Meter Technology

In recent years, we have evolved our audience ratings services in the largest markets from diaries, which are completed by hand and returned by mail from survey participants, to portable electronic ratings devices, which passively collect information regarding exposure of survey participants (whom we refer to as “panelists”) to encoded media without additional manual effort by the panelists beyond carrying the device. We have pursued this strategy to improve quality by taking advantage of new technological capabilities and to address the vast proliferation of media delivery vehicles, both inside and outside of the home. We use our PPM technology to produce radio audience estimates in 48 of the largest United States local markets and out-of-home television. Outside of radio and television, our PPM technology can be further leveraged to measure audiences of out-of-home media, print, new digital platforms, mobile, time-shifted broadcasts (such as media recorded for later consumption using a DVR or similar technology), and broadcasts in retail, sports, music, and other venues.

Our proprietary PPM technology is capable of collecting data regarding panelists’ exposure to encoded media for cross platform programming and advertising purposes including, among others, broadcast and satellite radio, broadcast, cable and satellite television, Internet, mobile, and retail in-store audio and video broadcasts. The PPM device automatically detects proprietary codes that are inaudible to the human ear, which broadcasters insert in the audio portion of their programming using technology and encoders we generally license to the broadcasters at no cost. We refer to the insertion of our proprietary codes into the audio portion of broadcasters’ programming as “encoding” the broadcast. These proprietary codes identify the encoded media to which a panelist is exposed throughout the day and when the panelist is exposed to it without the panelist having to engage in any recall-based manual recording activities. The PPM device sends the collected codes to Arbitron for tabulation and use in creating our audience estimates.

We believe there are many advantages to our PPM technology. It is simple and easy for panelists to use. It requires no button pushing, recall, or other effort by the panelist to identify and record media to which they are exposed. The PPM technology can passively detect exposure to encoded media by identifying each source using our unique identification codes. We believe the PPM service can help support the media industry’s increased focus on providing accountability for the investments made by advertisers. It helps to shorten the time period between when programming runs and when audience estimates are reported, and can be utilized to provide cross platform ratings from the same panelist. The PPM technology also produces high-quality compliance data, which we believe is an additional advantage that makes the PPM data more accountable to advertisers than various recall-based data collection methods, such as diaries. The PPM technology can produce more granular data than the recall-based data collection methods, including minute by minute exposure data, which we believe can be of particular value to media programmers. Because our PPM ratings service panels have larger weekly and monthly samples than our Diary service, the audience estimates exhibit more stable listening trends between survey reports.

We have begun executing on our plan to gradually deploy in our PPM panels our PPM 360TM device, which uses wireless cellular technology to transmit media exposure data without the need for panelists to dock the PPM device in a base station.

The Audience Reaction™ service offered by Media Monitors, LLC (“Media Monitors”), an affiliate of Clear Channel Communications, Inc. (“Clear Channel”), allows Media Monitors to combine our PPM data with its airplay information to provide a service designed to help radio programmers, who also license our data, hear what audio was broadcast while observing changes in the audience estimates. Media Monitors uses minute-level data from our PPM ratings service for the MscoreTM index, which estimates how much a particular song aids in radio listenership retention. We receive a royalty from Media Monitors in connection with the license of these services.

Get-a-GRiP is a new service available to radio stations, advertisers and advertising agencies which combines our PPM radio ratings with Media Monitors® commercial occurrence data to deliver a unique view on Gross Rating Point (GRP) performance, including daily point levels for radio advertising campaigns that run in the PPM Markets.

Syndicated Radio Ratings Services

Challenges

In our syndicated radio services we recruit a representative survey group from a random probability sample of the market to be measured. We seek to ensure the selected group of persons is representative of the behaviors and characteristics of the entire population in the applicable market and covers all of the demographic segments requested by our clients. Based on the information provided from the representative sample, we estimate the size and demographic composition of the radio audience in the relevant market using our proprietary methodologies. We face a number of challenges in our syndicated radio audience ratings services. Response rates are one measure of our effectiveness in obtaining consent from persons to participate in our surveys and panels. Overall response rates for survey research, in general, have declined over the past several decades, and it has become increasingly difficult and more costly for us to obtain consent from persons to participate in our surveys and panels. We have been adversely impacted by these industry trends. Another measure often employed by users of our data to assess quality in our ratings is sample proportionality, which refers to how well the distribution of the group participating in any individual survey compares to the distribution of the population in the local market. We strive to achieve a level of both response rates and sample proportionality in our surveys sufficient to maintain confidence in our ratings and acceptance by the industry, and to support accreditation by the MRC. If response rates continue to decline or we are unable to maintain sample proportionality in our surveys or the costs of recruitment initiatives significantly increase, our radio audience ratings business could be adversely affected.

As we have previously disclosed, over the past several years, we have engaged in dialogue and other interactions with governmental entities, including several state Attorneys General, the Federal Communications Commission (“FCC”), Committees of the U.S. House Representatives, and the PPM Coalition, a group of broadcasters and trade associations representing certain broadcasters and advertising agencies. Generally, these groups had alleged that the PPM methodology undercounts minority radio listeners and would harm minority radio broadcasters. We have denied these allegations and while we believe our PPM methodology is valid and reliable, we have agreed with certain of these groups to implement methodological changes designed to enhance our PPM ratings service, including implementation of increased cell phone household recruiting, targeted in-person recruiting, and address-based sampling.

We established internal benchmarks we strive to achieve for response rates and sample proportionality. It is more expensive for us to recruit survey participants in the manners described above as compared to our historical methods. Because we intend to continue to increase the number of cell phone households in our samples and the level of address-based and targeted in-person recruiting, we expect the expenditures required to support these methods will be material. We currently anticipate that the aggregate cost of cell phone household recruitment for the PPM and Diary services, address-based sampling and targeted in-person recruitment for the PPM service will be approximately $18.0 million in 2012, as compared to $15.5 million in 2011.

Portable People Meter Ratings Service

Collection of Listener Data Through PPM Methodology. In our PPM service, we gather data regarding panelists’ exposure to encoded audio material using our PPM devices. We recruit a panel of households to participate in the service (all persons aged six and older in the household) from a random probability sample of persons living in the PPM Markets. We ask the household members to participate in the panel for a period of up to two years, carrying our devices throughout their day. Panelists earn points based on their compliance with the task of carrying the device. Longer carry time results in greater points, which are the basis for monthly cash incentives we pay to our panelists. Demographic subgroups that our experience indicates may be less likely to comply with the survey task of carrying the device, such as younger adults, are offered higher premiums based on their compliance with the survey task. We consider the amount of the cash incentive we pay to our PPM panelists to be proprietary information.

The PPM system collects the codes and adds a date/time stamp and indication of whether the listener was at home or out-of-home to each listening occasion and the information is transmitted to us for processing, tabulation, and analysis in producing our audience estimates. We issue a ratings report in each measured market for 13 unique four-week ratings periods per year. We also issue interim weekly reports to station subscribers for programming information. Users access our ratings estimates through an Internet-based software system that we provide.

2011 PPM Ratings Service Quality Improvement Initiatives. In operating our PPM ratings service, we have experienced and expect to continue to experience operational challenges similar to those we have historically faced in our Diary-based service, including several of the challenges related to sample proportionality and response rates described above in “— Syndicated Radio Ratings Services — Challenges.” We expect to continue to implement additional measures to address these challenges.

Since launching our PPM ratings service, we have implemented a series of initiatives and announced additional initiatives. We believe these initiatives reflect our commitment to ongoing improvement and our responsiveness to feedback from several governmental and customer entities. We believe these commitments and enhancements are consistent with our ongoing efforts to obtain and maintain MRC accreditation and to continuously improve our syndicated radio ratings services. We expect these initiatives will likely require expenditures that will be material in the aggregate.

Since 2010, we have been introducing a multimodal recruitment approach that is intended to increase the participation rate of key segments of our sample that are more likely to be comprised of youth and minorities. We have added targeted in-person recruitment to our multi-faceted PPM panelist recruitment approach that had previously included mailings and phone calls. We believe in-person recruitment can benefit all broadcasters as it targets population segments that are more likely to be reachable only by cell phone — including youths and minorities. We are also using address-based sampling to further improve geographic proportionality. By the end of 2011, we implemented address-based sampling and expanded targeted in-person recruiting across all of our PPM Markets. We also enhanced sampling controls in PPM Markets with a finer level of geographic control through “Geo Zones”, which are clusters of zip codes nested within a single sampling unit. In March 2011, we introduced Geo Zones in all high density areas and by August 2011, we expanded the use of Geo Zones to all PPM geographies.

Throughout 2011, we invested in other PPM ratings service quality enhancements. We implemented a two percent sample target increase in PPM Markets, which was in addition to an eight percent sample target increase in 2010.

We continue to operate in a highly challenging business environment. Our future performance will be impacted by our ability to address a variety of challenges and opportunities in the markets and industries we serve, including our ability to continue to maintain and improve the quality of our PPM ratings service, and manage increased costs for data collection, arising, among other ways, from increased cell phone household recruiting and targeted in-person recruiting. We maintain an ongoing commitment to continuous improvement and obtaining and/or maintaining MRC accreditation in all of our PPM Markets, and strive to develop and implement effective and efficient technological solutions to measure cross platform media and advertising.

International PPM. We have entered into arrangements with media information services companies pursuant to which those companies use our PPM technology in their audience ratings services in specific countries outside of the United States. We currently have arrangements with Kantar Media, which is owned by WPP Group plc, a global communications services group, and BBM Canada, a not for profit, member owned tri-partite industry organization. Generally, under these arrangements we sell PPM hardware and equipment to the company for use in its media measurement services and collect a royalty once the service is deemed commercial. Our PPM technology is currently being used for media ratings in seven countries in addition to the U.S. — Belgium, Canada, Denmark, Iceland, Kazakhstan, Norway, and Singapore. Five of the countries, Belgium, Canada, Denmark, Iceland, and Norway, use PPM technology for measuring both television and radio. Kantar Media has been awarded a six-year contract for the provision of a new electronic radio measurement service in Sweden. The first measurement report using PPM technology will be made available to Swedish broadcasters in August 2012 when the contract begins.

Diary Service

Collection of Listener Data Through Diary Methodology. We use listener diaries to gather radio listening data from a random probability sample group of persons aged 12 and over in households in the 284 United States local markets as of the Fall 2011 survey in which we currently provide Diary-based radio ratings, and we contact them by telephone and/or mail to solicit their agreement to participate in the survey. When participants in our Diary survey (whom we refer to as “diarykeepers”) agree to take part in a survey, we mail them a small, pocket-sized diary and ask them to record their listening in the diary over the course of a seven-day period. We ask diarykeepers to report in their diary the station(s) to which they listened, when they listened and where they listened, such as home, car, work, or other place. Although survey periods are 12 weeks long, no participant keeps a diary for more than seven days. Each diarykeeper receives a diary, instructions for filling it out and a small cash incentive. The incentive varies according to markets and demographic group and may include certain incentives designed to encourage response from demographic groups less likely to return diaries. In addition to the cash incentives included with the diaries, further cash incentives are used at other points in the survey process along with other communications such as follow-up letters and phone calls to maximize response rates. Diarykeepers mail the diaries to our operations center, where we conduct a series of quality control checks, enter the information into our database, and use it to produce periodic audience listening estimates. In 2011, we received and processed more than 880,000 diaries to produce our audience listening estimates. We measure each of our local markets at least twice each year, and larger markets four times per year.

For information regarding MRC accreditation of our Diary service, see “— Media Rating Council Accreditation” below.

2011 Diary Service Quality Improvement Initiatives. Throughout 2011, we invested in Diary service quality enhancements, some of which are set forth below. As part of our continuous improvement program, we intend to invest in Diary service quality enhancements going forward. As the needs of our customers and the service continues to evolve, we may choose to focus on different areas for improvement during 2012 and beyond.

In 2011, we continued our testing of a week-long, web/mobile based survey as the primary means of data collection for the Diary service.

Effective with the Summer 2011 survey, high definition multicast and radio Internet streams that meet minimum reporting standards became eligible for reporting in diary markets. In the Fall 2011 survey, high definition multicast and radio Internet streams that met minimum reporting standards became eligible for reporting in our national services.

Effective with the Fall 2011 survey, we increased the percentage of cell phone households in the diary surveys from an average of 17% to an average of 20% across the aggregate of all diary metros.

Other Syndicated Radio Ratings Services

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

For information regarding MRC accreditation of our RADAR service, see “— Media Rating Council Accreditation” below.

Nationwide. Nationwide is our national radio audience service that provides information on the size and demographic composition of radio audiences for commercial and public radio networks. Nationwide average quarter hour ratings estimates are based on a sample size of more than 350,000 Arbitron respondents and panelists for each 12-week reporting period.

Nationwide gives clients the ability to monitor trends in national radio network. It also gives customers a resource that helps to determine how various affiliates perform in different local markets.

For information regarding MRC accreditation of our Nationwide service, see “— Media Rating Council Accreditation” below.

Other Media Services

Except as indicated below, the following other media services are not part of a regular syndicated rating service accredited by the MRC, and we have not requested accreditation. Arbitron does provide one or more syndicated services that are accredited by the MRC.

Mobile Audience Services. In July 2011, we purchased Zokem Oy, a Finland-based mobile audience measurement company, which now operates as Arbitron Mobile Oy. Arbitron Mobile has developed a mobile software meter compatible with most mobile devices offered by major manufacturers, mobile device operating systems, and wireless service provider protocols. The Arbitron Mobile software meter can measure consumers’ mobile experience, online and offline, and includes the ability to measure the incidence and duration of software application usage and methods of processing mobile datasets. Arbitron Mobile’s customer base includes: media measurement companies, wireless service providers; Internet service providers; software service providers; wireless device manufacturers, media content owners, and advertising agencies and advertisers. As with our other research services, we plan to recruit panels of consumers who will agree to download the software meter onto their mobile device. Arbitron Mobile has historically licensed its intellectual property and provided largely custom research services to customers outside the United States.

Out-of-Home Television Services. We use our PPM technology to measure panelists’ exposure to television outside of their home, including in restaurants, bars, hotels, airports, and the workplace. The out-of-home television services are designed to improve visibility into out-of-home television audiences for media companies and advertisers.

Cross Platform Services

Our cross platform initiative is designed to explore opportunities to deploy our PPM technology for application to other types of media and/or cross platform media. The focus of this initiative is to provide a more complete view of consumers’ interaction among multiple media, including television, radio, Internet, mobile, place-based, and other media. By leveraging the mobility and utility of our PPM technologies, we believe the cross platform services can complement existing data services, offer media greater insight into what constitutes their total audience, and help advertisers plan how to reach that audience.

In 2011, we provided local television plus radio audience studies and national television plus radio studies. In September 2011, ESPN signed a new three-year agreement that continues our cross-media measurement of the NFL and college football games they broadcast on television and radio.

In February 2011, the Coalition for Innovative Media Measurement announced that it selected us to administer athree-screen pilot test to measure participants’ behavior with content and advertising across television, Internet, and mobile media. As of December 31, 2011, we had recruited a unique panel of over 500 participants who agreed to carry a PPM device and download PC and mobile meters onto their personal computers and smartphones.

Local Market Qualitative Consumer Information Services

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

We provide qualitative services tailored to fit a customer’s specific market size and marketing requirements, such as:

•	the Scarborough Report, which is offered in larger markets, and the Scarborough Mid-Tier Local Market Consumer Study, which is offered in medium-sized markets;

•	the RetailDirect Service, which is offered in medium-sized markets;

•	the Qualitative Diary Service/LocalMotion Service, which is offered in smaller markets; and

•	Non-Syndicated Research Services.

Each service profiles a market, the consumers and the media choices in terms of key characteristics. These services cover major retail and media usage categories. We also provide training and support services that help our customers understand and use the local market consumer information we provide.

Scarborough. The MRC-accredited Scarborough service is provided through a joint venture between Arbitron and a subsidiary of The Nielsen Company (“Nielsen”) and is governed by a partnership agreement, which will automatically renew for an additional three year term in December 2012 unless either party provides advance written notice of its intent to terminate the partnership. Although our equity interest in the Scarborough Research joint venture is 49.5 percent, partnership voting rights and earnings are divided equally between Arbitron and Nielsen. The Scarborough service provides detailed information about media usage, retail and shopping habits, demographics and lifestyles in 77 large United States local markets, based on a sample of consumers in the relevant markets.

Scarborough data feature more than 2,000 media, retail and lifestyle characteristics, which can help radio stations, television stations, cable companies, advertising agencies and advertisers, newspaper and magazine publishers and out-of-home media companies develop an in-depth profile of their consumers. Examples of Scarborough categories include retail shopping (e.g., major stores shopped or purchases during the past 30 days), auto purchases (e.g., plan to buy new auto or truck), leisure activities (e.g., attended sporting events) and personal activities (e.g., golfing). Media information includes broadcast and cable television viewing, radio listenership, newspaper readership and integrated online audiences. This information is provided twice each year to newspapers, radio and television broadcasters, cable companies, out-of-home media, advertising agencies and advertisers in the form of the Scarborough Report. Scarborough also provides a Mid-Tier Local Market Consumer Study regarding media usage, retail and shopping habits, demographics, and lifestyles of adult consumers in 40 United States local markets.

We are the exclusive marketer of the Scarborough Report to radio broadcasters, cable companies, out-of-home media, and advertisers, and advertising agencies. Scarborough Research markets the Scarborough Report to newspapers, sports marketers and online service providers. Nielsen markets the Scarborough Report to television broadcasters.

RetailDirect Service. Our RetailDirect service is a locally oriented purchase data and media usage research service provided in 18 midsized United States local markets. This service, which utilizes diaries and telephone surveys, provides a profile of the audience in terms of local media, retail and consumer preferences so that local radio and television broadcasters, out-of-home media and cable companies have information to help them develop targeted sales and programming strategies. Retail categories include automotive, audio-video, furniture and appliances, soft drinks and beer, fast food, department stores, grocery stores, banks and hospitals. Media usage categories include local radio, broadcast television, cable networks, out-of-home media, newspapers, yellow pages and advertising circulars.

Qualitative Diary Service/LocalMotion Service. Our Qualitative Diary Service collects consumer and media usage information from Arbitron radio diarykeepers in 159 smaller United States local markets. The same persons who report their radio listenership in the market also answer 27 demographic, product and service questions. We collect consumer behavior information for key local market retail categories, such as automotive sales, grocery, fast food, furniture and bedding stores, beer, soft drinks and banking. The Qualitative Diary Service also collects information about other media, such as television news viewership, cable television viewership, out-of-home media exposure and newspaper readership. This qualitative service provided for cable television companies is known as LocalMotion.

Non-Syndicated Research Services. In addition to the cross platform services described above under “— Cross Platform Services,” our non-syndicated or custom research services serve companies seeking to demonstrate the value of their advertising propositions. For example, we have provided non-syndicated research services for subscribers including sports play-by-play broadcasters, digital out-of-home and place-based media companies, and radio station properties. Through our non-syndicated research services, we are also exploring additional applications of PPM data, including nonratings programming and marketing. We are also exploring providing services for companies that sell advertising on in-store (retail) media and sports arenas.

Data and Software Services

We provide our audience estimates in a number of different reports we publish and license to our customers. The cornerstone of our radio audience ratings services is the Radio Market Report, which is available in all local markets for which we currently provide radio ratings. The estimates contained in our Diary-based Radio Market Report service are accredited by and subject to the review of the MRC. The PPM-based Radio Market Report is currently accredited in nine markets and the service is subject to review by the MRC. The Radio Market Report provides audience estimates for those stations in a market that meet our minimum reporting standards. The estimates cover a wide variety of demographics and dayparts, which are the time periods for which we report audience estimates. Each Radio Market Report contains estimates to help radio stations, advertising agencies and advertisers understand who is listening to the radio, which stations they are listening to, and where and when they are listening. Our proprietary data regarding radio audience size and demographics are generally provided to customers through multiyear license agreements.

Software Applications. In addition to our data, we license software applications that provide our customers access to the audience estimates in our databases. These applications include Maximi$er®, TAPSCANTM and PD Advantage®, which are services for radio stations, and Media ProfessionalSM and SmartPlus®, which are services for advertising agencies and advertisers. The PPM Analysis Tool is used by both radio stations and advertising agencies. Broadcasters use these software applications to more effectively analyze and understand ratings information for sales, management and programming purposes. Advertisers and agencies use these software applications to help them plan and buy radio advertising. Some of our software applications also allow our customers to access data owned by third parties, provided the customers have a separate license to use such third-party data. For information regarding the status of our MRC Accreditation for the PPM Analysis Tool, see “— Media Rating Council Accreditation” below.

The Maximi$er service includes a Windows-based application to access a market’s Arbitron radio Diary database on a client’s personal computer. Radio stations use the Maximi$er service to produce information about their stations and programming not otherwise available in Arbitron’s published Radio Market Reports.

The TAPSCAN software is one of the advertising industry’s leading radio analysis applications. It can help create illustrative tables, charts and graphs that make complex information more useful to potential advertisers. The software uses respondent-level data, and it includes cost-efficiency analyses, hour-by-hour estimates and trending, and automatic scheduling and goal tracking. In addition to local Arbitron Radio Report ratings estimates, the TAPSCAN Web service also allows radio stations, advertisers and advertising agencies to access our National Regional Database to analyze ratings information for customer-defined groupings of stations across multiple markets and custom groupings of counties. Our TAPSCAN Sales Management service provides software systems that help radio stations manage their advertising sales process and automate the daily tasks in a sales department. The TAPSCAN Sales Management applications combine a customer relationship management system with scheduling and research applications and inventory/pricing management tools. Another TAPSCAN service, QUALITAP, is also made available to television and cable outlets in the United States under a licensing arrangement with Marketron International, Inc.

The PPM Analysis Tool enables subscribers of PPM respondent level data to analyze PPM data at the most discrete level of granularity available to customers. Researchers and programming consultants use this tool to gain valuable insights through a variety of reports that present detailed analysis of PPM panelist behavior.

Our PD Advantage service offers radio station program directors in Diary markets the ability to create a variety of reports that help analyze the market, the audience, and their competition. PDA Web is a comparable service for radio program directors in PPM Markets.

Our SmartPlus and Media Professional services provide media buying software systems to local and regional advertising agencies for broadcast and print media. The Media Professional and SmartPlus services are designed to help advertising agencies and advertisers plan and buy radio advertising time quickly and easily. These services integrate radio planning and buying into one comprehensive research and media-buying tool. They allow advertising agencies and advertisers to uncover key areas critical to the buying process, including determining the most effective media target, understanding market trends and identifying potential new business. In addition to the licensing above, we offer third-party software providers and customers licenses to use proprietary software that will enable enhanced access to our respondent-level data.

International Operations

Finland. We currently operate a wholly-owned subsidiary, Arbitron Mobile Oy, organized under the laws of Finland. For more information regarding Arbitron Mobile Oy, see “Other Media Services — Mobile Audience Services” above.

India. We currently operate a wholly-owned subsidiary organized under the laws of India, which currently provides software development and testing services in India. During 2011, we increased staffing to perform these and additional duties.

Customers, Sales and Marketing

Our customers are primarily radio, cable and television broadcasters, advertising agencies, advertisers, buying services, retailers, out-of-home media, online media, mobile media, and print media. One customer, Clear Channel, represented approximately 19 percent of our revenue in 2011. We believe we are well positioned to provide new services and other offerings to meet the emerging needs of broadcasting groups.

We market our services in the United States through 105 sales account managers, customer trainers and client services representatives, as of December 31, 2011.

We have entered into a number of agreements with third parties to assist in marketing and selling our services in the United States. For example, Marketron International, Inc. distributes, on an exclusive basis, our QUALITAP software to television and cable outlets in the United States and Media Monitors uses minute-level radio data from our PPM ratings service for the Audience Reaction and MscoreTM services.

We support our sales and marketing efforts through the following:

•	conducting direct-marketing programs directed toward radio stations, cable companies, advertising agencies, television stations, out-of-home companies, broadcast groups and corporate advertisers;

•

promoting Arbitron and the industries we serve through public relations programs aimed at the trade press of the broadcasting, out-of-home media, Internet, advertising and marketing industries, as well as select local and national consumer and business press;

•

gathering and publishing studies, which we make available for no charge on our Web site, on national summaries of radio listening, emerging trends in the radio industry, Internet streaming, out-of-home and other media industries, as well as the media habits of radio listeners and television, cable and Internet viewers;

•

participating in and sponsoring key industry and government forums, trade association meetings, and interest groups, such as the Advertising Research Foundation, the American Association of Advertising Agencies, the National Association of Broadcasters, the Association of National Advertisers, the Radio Advertising Bureau, the European Society for Opinion and Marketing Research, the Coalition for Innovative Media Measurement, the Television Bureau of Advertising, the Cabletelevision Advertising Bureau, Alliance for Women in Media, Women in Cable Telecommunications, the Cable & Telecommunications Association for Marketing, the National Association of Black Owned Broadcasters, Minority Media and Telecommunications Council, the Emma Bowen Foundation, the International Radio and Television Society, Media Rating Council, Committee on Local Radio Audience Measurement, Committee on Local Television Audience Measurement, national Radio Research Committee and the Outdoor Advertising Association of America, as well as numerous state and local advertising and broadcaster associations;

•	participating in the digital industry groups, such as the Interactive Advertising Bureau, South by Southwest festival, Ad Tech, and RAIN Summits;

•

participating in activities and strengthening relationships with national and local chapters of grassroots organizations, such as the National Council of La Raza, the National Urban League, the National Association for the Advancement of Colored People, and the Rainbow/PUSH Coalition; and

•

maintaining a presence at major industry conventions, such as those sponsored by the National Association of Broadcasters, the Radio Advertising Bureau, the American Association of Advertising Agencies, the Advertising Research Foundation, the Association of National Advertisers, the Cable Advertising Bureau and the Outdoor Advertising Association of America, Mobile World Congress, Pacific Telecommunications Council, Mobile Marketing Association, International Conference on Mobile Ubiquitous Computing, Systems, Services and Technologies, INfocmm Industry Forum and CTIA.

Competition

We believe the principal competitive factors in our markets are the credibility, reliability, utility, and wide acceptance by buyers and sellers of media advertisers of our audience research, the ability to provide quality analytical services for use with the audience information, and the end-user experience with services and price.

We are the leader in the radio audience ratings business in the United States. During 2011, we competed in the radio audience ratings business in some small United States markets with Eastlan Resources, a privately held research company.

We are aware of at least four companies: Civolution, GfK AG, Ipsos SA, and Nielsen, which are developing technologies that could compete with our PPM ratings service. Additionally, we are aware of several companies, including Anite plc, Ascom, CarrierIQ, Inc., comScore, Inc., Experian Simmons, Lumi Mobile, M:Metrics, Inc,, Médiamétrie, Nokia Siemens Networks, Nurago GmbH (GfK AG is the majority owner), Spirent Communications, and Telephia (a subsidiary of Nielsen) that compete with Arbitron Mobile’s mobile audience services.

Additionally, we compete with a large number of other providers of applications software, qualitative data, and proprietary qualitative studies used by broadcasters, cable companies, advertising agencies, advertisers, and out-of-home media companies. These competitors include Edison Research, Marketron Inc., and STRATA Marketing Inc., in the area of proprietary research, Donovan Data Systems, Interactive Media Systems, and Telmar Information Services Corp., in the area of applications software, and The Media Audit (a division of International Demographics, Inc.), GfK Mediamark Research and Intelligence LLC (a subsidiary of GfK AG) and Simmons Market Research Bureau (a subsidiary of Experian Marketing Solutions) in the area of qualitative data.

In our cross platform services, we currently compete with several companies offering media measurement, return on investment and/or advertising targeting solutions, including among others, comScore, Inc., Canoe Ventures, Kantar Media, Nielsen, Rentrak Corporation, TiVo, TRA Global, Inc. (“TRA”), and Media Behavior Institute LLC (joint venture of Nielsen and Gfk AG/MRI).

Intellectual Property

Our intellectual property is, in the aggregate, of material importance to our business and those of our subsidiaries. We rely upon a combination of patents, copyrights, trademarks, service marks, trade secret laws, license agreements, confidentiality procedures and other contractual restrictions to establish and protect proprietary rights in our methods and services as well as those of our subsidiaries. As of December 31, 2011, 44 United States patents were issued and active and 62 United States patent applications were pending on our behalf. Internationally, 189 foreign patents were issued and active and 225 foreign patent applications were pending on our behalf. Our patents relate to our data collection, processing systems, software and hardware applications, mobile measurement technology, PC-based measurement technology, the PPM technology and its methods, and other intellectual property assets. Some patents relating to the PPM technology and its methods expire at various times beginning in mid-2012. These include patents relating to previous generations and some elements of our current PPM technology and its methods, including some spread spectrum encoding, motion sensing, and basic audio and video matching. We do not believe these patents are core to the PPM technology or that the expiration of these patents will materially adversely affect our business. Our rights to limit others from practicing the methods covered by the expiring patents may be limited.

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

We have filed applications to register Arbitron Mobile, Arbitron Mobile Index, and Arbitron Mobile Trends Panels name in Argentina, Australia, Bahrain, Brazil, Canada, Chile, China, Egypt, European Community, Hong Kong, India, Indonesia, Japan, Jordan, Kuwait, Lebanon, Malaysia, Mexico, Norway, Oman, Pakistan, Qatar, Russia, Saudi Arabia, Singapore, South Africa, South Korea, Switzerland, Taiwan, Turkey, UAE and the United States, in classes 9 and 35.

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

Research and Development

Our research and development activities have related primarily to the development of new services, customer software, PPM equipment and maintenance and enhancement of our legacy operations and reporting systems. We expect that we will continue research and development activities on an ongoing basis, particularly in light of the rapid technological changes affecting our business. We expect that the majority of the effort will be dedicated to improving the overall quality and efficiency of our data collection and processing systems, developing new software applications that will assist our customers in realizing the full potential of our audience ratings services, developing our PPM technology and developing a single-source service that will be able to measure audience and other information from a number of different forms of media and media delivery methods. Research and development expenses during fiscal years 2011, 2010 and 2009 totaled $38.4 million, $39.1 million, and $42.0 million, respectively.

Governmental Regulation

Our PPM equipment has been certified to meet FCC requirements relating to emissions standards and standards for modem connectivity. Additionally, all PPM equipment has been certified to meet the safety standards of Underwriters Laboratories Inc. (commonly referred to as UL), as well as Canadian and European safety and environmental standards.

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

Media Rating Council Accreditation

The MRC is a voluntary, nonprofit organization, comprised of broadcasters, advertisers, advertising agencies, and other users of media research, which reviews and accredits audience ratings services. The MRC accreditation process is voluntary and there is no requirement, legal or otherwise, that rating services seek accreditation or submit to an MRC audit. MRC accreditation is not a prerequisite to commercialization of any of our audience ratings services.

Although accreditation is not required, we are pursuing MRC accreditation for several of our syndicated audience ratings services. We currently intend to continue to use commercially reasonable efforts in good faith to pursue MRC accreditation of our PPM ratings service in each PPM Market where we have commercialized or may commercialize the service in the future.

As of the date we filed this Annual Report on Form 10-K with the Securities and Exchange Commission, the quarter-hour-based radio ratings data produced by the PPM ratings service is accredited by the MRC in nine local markets, Atlanta; Cincinnati; Houston-Galveston; Kansas City; Milwaukee-Racine; Minneapolis-St. Paul; Philadelphia; Phoenix; and St. Louis. At the end of 2011, the MRC accredited the quarter-hour-based radio ratings data produced by the PPM ratings service in fourteen local markets, five of which, Cleveland, Portland, OR, Riverside-San-Bernardino, Salt Lake City-Ogden-Provo, and Tampa-St. Petersburg-Clearwater, subsequently lost accreditation in February 2012. We have applied for accreditation in all PPM Markets. As we have disclosed, the MRC has previously denied accreditation in certain of the markets and we continue to seek accreditation in all unaccredited PPM Markets.

Our Diary-based Radio Market Report service is accredited by and subject to the review of the MRC. The MRC has accredited our Diary-based Radio Market Report service since 1968. On December 6, 2010, we announced the MRC had withdrawn its accreditation of our RADAR and Nationwide services. For information regarding MRC accreditation status, see — Media Rating Council Accreditation.”

In March 2011, we announced the MRC had also accredited the Arbitron PPM Analysis Tool. Designed specifically for accredited monthly average-quarter-hour PPM data, the PPM Analysis Tool is a software application providing standard audience analysis reports including rankers, trend reports, and audience composition reports.

In April 2011, we announced the MRC had accredited our TAPSCAN Web software, a Web-based sales proposal and analysis software system for radio. Reports created using the software and MRC accredited data indicate the report is accredited by the MRC. However, reports created using data from the 39 unaccredited PPM markets are not MRC-accredited.

Additional Arbitron services that are currently accredited by the MRC are Scarborough, Maximi$er and Media Professional software, the Custom Survey Area Report (“CSAR”) and the Radio County Coverage services.

The MRC accreditation review is ongoing and continuous. To obtain or to merit continued accreditation of our services, we must: (1) adhere to the MRC’s minimum standards for Media Rating Research; (2) supply full information to the MRC regarding details of our operations; (3) conduct our media ratings services substantially in accordance with representations to our subscribers and the MRC; (4) submit to, and pay the cost of, thorough annual audits of our accredited services by certified public accounting firms engaged by the MRC; and (5) commit to continuous improvement of our media ratings services.

Employees

As of December 31, 2011, we employed 954 people on a full-time basis and approximately 420 people on a part-time basis in the United States and 251 people on a full-time basis internationally. None of our U.S. or India employees are covered by a collective bargaining agreement. Our employees in Finland are covered by a collective bargaining agreement. We believe our employee relations are good.

Seasonality

Revenue

We recognize revenue for services over the term of license agreements as services are delivered while expenses are recognized as incurred. As of Fall 2011 we gather radio-listening data in 284 U.S. local markets, including 236 Diary markets and 48 PPM Markets.

In PPM Markets, we deliver ratings 13 times per year, with four PPM ratings reports delivered in the fourth quarter in 2011. As a result, we expect to recognize more revenue in PPM Markets in the fourth quarter than in each of the first three quarters of the year.

During the transition period from Diary service to PPM service in each PPM Market, there were changes in the seasonality pattern because during the initial quarter in which the PPM ratings service was commercialized in a market, we recognized revenue based on the delivery of both the final quarterly Diary ratings and the initial monthly PPM ratings for that market.

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

As a result of the various seasonal impacts mentioned above consolidated revenue is typically highest in the fourth quarter and lowest in the second quarter of each year.

Costs and expenses

The transition from Diary service to PPM service in the PPM Markets also had an impact on the seasonality of costs and expenses. PPM costs and expenses generally increased six to nine months in advance of the commercialization of each market as we built the PPM panels. These build-up costs were incremental to the costs associated with our Diary-based ratings service and we recognized these increased costs as incurred rather than upon the delivery of a particular survey.

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

Privacy and Data Security

We are currently subject to U.S. and international data protection and privacy statutes, rules, and regulations, and may in the future become subject to additional such statutes, rules, and regulations. These statutes, rules, and regulations may affect our collection, use, storage, and transfer of personally identifiable information. Complying with these laws may require us to make certain investments, make modifications to existing services, or prohibit us from offering certain types of services. Failing to comply could result in civil and criminal liability, negative publicity, data being blocked from use, and liability under contracts with our customers, vendors, and partners.

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

Our quantitative radio audience ratings service and related software sales represented 88 percent of our total revenue for 2011. We expect such sales related to our radio audience ratings service will continue to represent a substantial portion of our revenue for the foreseeable future. Any factors adversely affecting the pricing of, demand for, or market acceptance of our quantitative radio audience ratings service and related software, such as competition, technological change, legislation or regulation, alternative means of valuing advertising transactions, economic challenges, or further ownership shifts in the radio industry, could adversely impact our business, financial position, and operating results.

We may be unsuccessful in obtaining and/or maintaining MRC accreditation for our ratings services, and we may be required to expend significant resources in order to obtain and/or maintain MRC accreditation for our ratings services, any of which could adversely impact our business.

As of the date we filed this Annual Report on Form 10-K with the Securities and Exchange Commission, the MRC accredited the quarter-hour-based radio ratings data produced by the PPM ratings service in nine local markets: Atlanta; Cincinnati; Houston-Galveston; Kansas City; Milwaukee-Racine; Minneapolis-St. Paul; Philadelphia; Phoenix; and St. Louis. At the end of 2011, the MRC accredited the quarter-hour-based radio ratings data produced by the PPM ratings service in fourteen local markets, five of which, Cleveland, Portland, OR, Riverside-San-Bernardino, Salt Lake City-Ogden-Provo, and Tampa-St. Petersburg-Clearwater, lost accreditation in February 2012. The MRC has accredited our Diary-based ratings service. On December 6, 2010, we announced the MRC withdrew its accreditation of our RADAR and Nationwide services.

If the efforts required to obtain and/or maintain MRC accreditation of our services are substantially greater than our current expectations, or if we are required to make significant changes with respect to methodology and panel composition and management in order to establish the service meets the MRC accreditation standards in any current or future market, or for any other reason, we may be required to make additional expenditures, the amount of which could be material.

These or any future denials or revocations of accreditation could cause users of our audience estimates to experience reduced confidence in our ratings or otherwise negatively impact demand for our services, any of which could adversely impact our financial performance.

Privacy and data protection laws may restrict our activities and increase our costs.

Various statutes and rules regulate conduct in areas such as privacy and data protection which may affect our collection, use, storage, and transfer of personally identifiable information both abroad and in the United States. Compliance with these laws and regulations may require us to make certain investments or may dictate that we not offer certain types of products and services or only offer such services or products after making necessary modifications. Failure to comply with these laws and regulations may result in, among other things, civil and criminal liability, negative publicity, data being blocked from use, and liability under contractual warranties. In addition, there is an increasing public concern regarding data and consumer protection issues, and the number of jurisdictions with data protection laws has been increasing. There is also the possibility that the scope of existing privacy laws may be expanded. For example, several countries including the United States have regulations that restrict telemarketing to individuals who request to be included on a do-not-call list. Typically, these regulations target sales activity and do not apply to survey research. If the laws were extended to include survey research, our ability to recruit research participants could be adversely affected. These or future initiatives may adversely affect our ability to generate or assemble data or to develop or market current or future products or services, which could negatively impact our business.

Concern over data security and privacy, including any violations of privacy laws, perceived misuse of personal information, or failure to adhere to the privacy commitments that we make, could cause public relations problems and could impair our ability to recruit panelists or maintain panels of sufficient size and scope, which in turn could adversely affect our ability to provide our products.

Any perception of our practices as an invasion of privacy, whether legal or illegal, may subject us to public criticism. Existing and future privacy laws and increasing sensitivity of consumers to unauthorized disclosures and the collection or use of personal information and media usage information may create negative public reaction related to our business practices. U.S. legislators and various media sources have expressed concern over the collection of media usage and behavioral information from online, mobile, and telecommunications providers. In addition, U.S. and European lawmakers and regulators have expressed concern over the collection of personally identifiable information and have issued directives regulating these activities across the European Union. Such actions may have a negative effect on businesses that collect or use media usage information generally or substantially increase the cost of maintaining a business that collects or uses media usage information. Additionally, public concern has grown regarding certain kinds of downloadable software known as “spyware.” These concerns might cause panelists to refrain from downloading software from the Internet, including our proprietary technology, which could make it difficult to recruit additional panelists or maintain a panel of sufficient size and scope to provide meaningful marketing intelligence. Any resulting reputational harm, potential claims asserted against us or decrease in the size or scope of our panel could reduce the demand for our services, increase the cost of recruiting panelists and adversely affect our ability to provide our services to our customers. Any of these effects could harm our business.

Our services involve the storage and transmission of proprietary information. If our security measures are breached and unauthorized access is obtained, our services may be perceived as not being secure and panelists and survey respondents may hold us liable for disclosure of personal data, and customers and venture partners may hold us liable or reduce their use of our services.

We store and transmit large volumes of proprietary information and data that contains personally identifiable information about individuals. Security breaches could expose us to a risk of loss of this information, litigation, and possible liability and our reputation could be damaged. For example, hackers or individuals who attempt to breach our network security could, if successful, misappropriate proprietary information or cause interruptions in our services. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and resources to protect against or to alleviate problems. We may not be able to remedy any problems caused by hackers or saboteurs in a timely manner, or at all. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target and, as a result, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, the perception of the effectiveness of our security measures could be harmed and we could lose current and potential clients.

Any unauthorized disclosure or theft of private information we gather could harm our business.

Unauthorized disclosure of personally identifiable information regarding our panelists and survey respondents, whether through breach of our secure network by an unauthorized party, employee theft or misuse, or otherwise, could harm our business. If there were an inadvertent disclosure of personally identifiable information, or client confidential information, or if a third party were to gain unauthorized access to the personally identifiable or client confidential information we possess, our operations could be seriously disrupted and we could be subject to claims or litigation arising from damages suffered by panel members or pursuant to the agreements with our customers. In addition, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the unauthorized disclosure of personal information. Finally, any perceived or actual unauthorized disclosure of the information we collect could harm our reputation, substantially impair our ability to attract and retain panelists and have an adverse impact on our business.

We launched a cross platform initiative, which is a developing area where we have limited experience. If we are not successful in developing the cross platform initiative, it could have a material adverse impact on our business.

We launched a cross platform media initiative in 2009, which leverages our PPM technology and panels. We do not have significant experience in designing, operating, maintaining or integrating cross platform services among television, radio, Internet, mobile, place-based, and other media. We are uncertain of the demand for these services, whether these services will be accepted in the marketplace, and the price at which customers would be willing to subscribe. This initiative may fail, or incur significant losses. Our entry into cross platform may bring risks of which we are currently unaware and could have a material adverse impact on our business.

We may acquire or invest in other companies, products or technologies, which may be costly, dilutive to our earnings and, in the event we experience difficulties in assimilating and integrating the personnel, technologies, operating systems and products and services of acquired businesses, less beneficial than we anticipate.

As part of our business strategy, we may acquire or invest in other companies, products or technologies that complement our current product and service offerings, enhance our technical capabilities, expand our operations into new markets, or offer other growth opportunities. Such acquisitions may be costly and potentially dilutive to existing shareholders in the event we offer capital stock as consideration in an acquisition. Acquisitions could also pose risks to our operations and operating results, including the possibilities of:

•	increased costs relating to the integration of acquired businesses or technologies;

•	difficulties assimilating the acquired operations, personnel, technologies or products into our company;

•	loss of key personnel at an acquired business who decide not to work for us;

•	diversion of management’s attention from our existing operations;

•	adverse effects on relationships with our existing suppliers, customers or partners;

•	a need for additional capital or debt financing to complete acquisitions; and

•	the impairment of the investment or intangible assets acquired.

The described risks would be magnified as the size of an acquisition increases or if the acquisitions are in geographic or business markets in which we have little or no prior experience. As a result of these and other challenges, we may not realize any anticipated benefits from acquisitions even if we can find suitable acquisition opportunities at what we believe to be attractive valuations, which cannot be assured.

Technological change may render our services obsolete and it may be difficult for us to develop new services or enhance existing ones.

We operate in businesses that require sophisticated data collection, processing systems, software and other technology. Some of the technologies supporting the industries we serve are changing rapidly. We will be required to adapt to changing technologies, either by developing and marketing new products and services or by enhancing our existing products and services, to meet client demand. Additionally, advertising-supported media may be challenged by new technologies that could have an effect on the advertising industry, our customers, and our services. Our continued success will depend on our ability to adapt to changing technologies and to improve the performance, features, and reliability of our services in response to changing customer and industry demands.

Moreover, the introduction of new products and services embodying new technologies and the emergence of new industry standards could render existing products and services obsolete. Our continued success will depend on our ability to adapt to changing technologies, manage and process ever-increasing amounts of data and information and improve the performance, features and reliability of our existing products and services in response to changing client and industry demands. We may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of our products and services. New products and services, or enhancements to existing products and services, may not adequately meet the requirements of current and prospective clients or achieve any degree of significant market acceptance. If we fail to meet marketplace needs, other companies may provide competitive products and services, which could reduce demand for our offerings.

The success of our business depends on our ability to recruit persons to participate in our research surveys.

Our businesses use meters and diaries to gather data from participants. It is increasingly difficult and costly to obtain consent from persons to participate in our research. In addition, it is increasingly difficult and costly to ensure the selected probability sample of persons mirrors the behaviors and characteristics of the entire population and covers all of the demographic segments requested by our clients. Additionally, as consumers adopt modes of communication other than traditional telephone service, such as mobile, cable and Internet calling, it may become more difficult for our services to reach and recruit participants for our audience measurement services. If we are unsuccessful in our efforts to recruit appropriate participants and maintain adequate participation levels, our clients may lose confidence in our ratings services and we could lose the support of the relevant industry groups. If this were to happen, our audience measurement services may be materially and adversely affected.

We have limited experience designing, recruiting and maintaining PPM panels. If we are unable to operate and maintain PPM panels that appropriately balance research quality, panel size and operational cost, our financial results may suffer.

The commercial viability of our PPM ratings service and, potentially, other new business initiatives, is dependent on our ability to design, recruit, and maintain panels of persons to carry our Portable People Meters, and to ensure appropriate panel composition to accommodate a broad variety of media research services. Our research methodologies require us to maintain panels of sufficient size and appropriately representative demographic composition. Our research methodologies also require our panelists to comply with certain standards, such as carrying the meter for a minimum number of hours each day and other survey tasks, in order for us to use the data collected by the meter in estimating ratings.

We have commercialized the PPM ratings service in 48 PPM Markets. Maintaining the panels may prove to be more complex and resource intensive for us to manage than we currently anticipate.

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

In 2011, we began implementing certain methodological enhancements. If we are unable to implement the enhancements as designed and for the anticipated cost or if the enhancements do not have the results we anticipate, our business could be adversely impacted.

During 2010, we committed to methodological enhancements designed to enhance our recruitment of participants, including targeted in-person recruiting and the implementation of a pure address-based sample frame. In 2011, we began implementing these enhancements. If we are unable to implement the enhancements as we have designed them and for the cost we anticipate, our business could be adversely impacted. Additionally, if the methodological enhancements do not provide the results we anticipate, we may have to spend more money to produce the desired results by using a different method, which could adversely impact our business.

Data collection costs are increasing faster than has been our historical experience and if we are unable to become more efficient in our data collection and our management of associated costs, our operating margins and results of operations could suffer.

Our success will depend on our ability to reach and recruit participants and to achieve response rates sufficient to maintain our audience ratings services. As consumers adopt modes of communication other than telephone landlines, such as cell phones and cable or Internet calling, it is becoming increasingly difficult for us to reach and recruit participants. Recent government estimates have indicated the percentage of cell-phone-only households has been increasing nationally. We seek to include in our samples a statistically representative number of persons that reside in cell-phone-only households. We recruit cell-phone-only households based on the government estimates, and thus, our ability to recruit is based on available data, which may not be up-to-date and is only provided in regional estimates, not market-by-market. It has been our experience that recruiting cell phone households and recruiting potential panelists in person is significantly more expensive than recruiting landline households. We have announced initiatives to increase the percentage of our cell phone households in our Diary and PPM samples and to increase our in person recruitment efforts, which could adversely impact our operating margins and results of operations.

We currently acquire our cell phone sample from a single vendor and if our sample volume increases or we are unable to utilize this vendor, it could be more expensive for us to acquire the necessary sample and may delay the full implementation of our improvement initiatives for cell phone sampling, which may harm our business.

We use an address-based sampling methodology to recruit cell phone households. We currently acquire the sample from a single vendor. As our address-based sample volume increases, it may be more difficult for our vendor and more expensive for us to acquire the necessary sample. If this vendor is unable to satisfy all of our requirements, we would have to bring some or all of the operations in-house or hire and train one or more additional vendors, which could increase expenses and delay the full implementation of improvement initiatives focused on cell phone sampling, which could harm our business.

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

Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect our results of operations and financial condition. Increased strength of the U.S. dollar will increase the effective price of our services sold in U.S. dollars into other countries, which may require us to lower our prices or adversely affect sales to the extent we do not increase local currency prices. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products and services purchased overseas. Our international sales and expenses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects.

Criticism of our audience ratings service by various governmental entities, industry groups, and market segments could adversely impact our business.

Due to the high-profile nature of our services in the media and marketing information services industry, we could become the target of additional government regulation, legislation, litigation, activism, or negative public relations efforts by various industry groups, market segments, and other interested parties. We strive to be fair, transparent, and impartial in the production of our audience measurement services, and the quality of our U.S. ratings services are voluntarily subject to review and accreditation by the Media Rating Council, a voluntary trade organization, whose members include many of our key client constituencies. However, criticism of our business by special interests, and by clients with competing and often conflicting demands on our measurement services, could result in government regulation. While we believe that further government interactions and regulation are unnecessary, no assurance can be given that legislation will not be enacted in the future that would subject our business to regulation, which could adversely affect our business.

We expect to operate in new business areas that require sophisticated data collection, processing systems, software, and rapidly-changing technology, which may require us to make significant investments in research and development and intellectual property. If we are not successful in doing so, it could adversely affect our business.

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

•

require us to expend financial resources to obtain licenses to use a third party’s intellectual property rights (and there is no certainty that a financial licensing arrangement may be even available to us on acceptable terms, or at all).

As a result, we may be required to make significant investments in research and development as we design and develop or acquire new technology, methods, and services.

We have operations outside of the United States that subject us to legal, business, political, cultural and other risks of international operations.

We are expanding our international business activities, which subjects us to a number of risks and burdens, including:

•	staffing and managing international operations across different geographic areas;

•	multiple, conflicting and changing governmental laws and regulations;

•	the possibility of protectionist laws and business practices that favor local companies;

•	price and currency exchange rates and controls;

•	taxes and tariffs;

•	different business practices and legal standards, particularly with respect to intellectual property;

•	difficulties in collecting accounts receivable, including longer payment cycles;

•	political, social, and economic instability;

•	designing and maintaining effective operating and financial controls;

•	the possibility of failure of internal controls, including any failure to detect unauthorized transactions; and

•	increased costs relating to personnel management as a result of government and other regulations.

In addition, economic conditions in our overseas markets may negatively impact the demand for our products abroad and benefits we receive from those operations.

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

If internal funds are not available from our operations, we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets, as were experienced in recent years, could adversely affect our ability to draw on our revolving credit facility. Our access to funds under that credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from Arbitron and other borrowers within a short period of time.

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

We may fail to attract or retain the qualified research, sales, marketing, information technology, and managerial personnel, and key executive officers required to operate our business successfully.

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

Costs or judgments associated with significant legal proceedings may adversely affect our results of operations.

We are party to a number of legal proceedings and governmental entity investigations and other interactions. It is possible that the effect of these unresolved matters or costs and/or judgments incurred by us in connection with such proceedings or interactions could be material to our consolidated results of operations. For a discussion of these unresolved matters, see “Item 3. Legal Proceedings.” These matters have resulted in, and may continue to result in, a diversion of our management’s time and attention as well as significant costs and expenses.

Our future growth and success will depend on our ability to compete successfully with companies that may have financial, marketing, technical, and other advantages over us.

We compete with many companies, some of which are larger and have access to greater capital resources. We believe our future growth and success will depend on our ability to compete successfully with other companies that provide similar services in the same markets, some of which may have financial, marketing, technical, and other advantages. We cannot provide any assurance we will be able to compete successfully, and the failure to do so could have a material adverse impact on our business, financial position, and operating results.

The loss or insolvency of any of our key customers would significantly reduce our revenue and operating results.

We are dependent on a number of key customers, the loss or insolvency of which would significantly reduce our revenue and operating results. In 2011, Clear Channel represented approximately 19 percent of our revenue. Several other large customers represented significant portions of our 2011 revenue.

We cannot provide any assurances we could replace the revenue that would be lost if any of our key customers failed to renew all or part of their agreements with us. The loss or insolvency of any of our key customers would materially and adversely impact our business, financial position and operating results.

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

We generally enter into long-term contracts with our customers, including contracts for delivery of our radio audience ratings services. The term of these customer agreements usually ranges from one to seven years. Over the term of these agreements our costs of providing services may increase, or increase at rates faster than our historical experience. Although our customer contracts generally provide for annual price increases, there can be no assurance these contractual revenue increases will exceed any increased cost of providing our services, which could have an adverse impact on our business, financial position and operating results.

The success of our radio audience ratings business depends on diarykeepers who record their listening habits in diaries and return these diaries to us and on panelists who carry our PPM devices. Our failure to collect these diaries or to recruit compliant participants could adversely impact our business.

We use listener diaries and electronic data gathered from participants who agree to carry our PPM devices to gather radio listening data from sample households in the United States local markets for which we currently provide radio ratings. A representative sample of the population in each local market is randomly selected for each survey. To encourage their participation in our surveys, we give participants a cash incentive. It is becoming increasingly difficult and more costly to obtain consent from the sample to participate in the surveys, especially among younger demographic groups. Achieving adequate response rates is important to maintain confidence in our ratings, the support of the industry and accreditation by the MRC. Our failure to successfully recruit compliant survey participants could adversely impact our business, financial position and operating results. Our survey and panel participants do so, on a voluntary basis only, and there can be no assurance they will continue to do so.

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

We rely on third parties to provide data and services in connection with our current business and we may require additional third-party data and services to expand our business in the future, which, if unavailable for our use or not available to us on acceptable terms, could adversely impact our business.

In the event that third-party data and services are unavailable for our use or are not available to us on acceptable terms, our business could be adversely impacted. Further, in order for us to build on our experience in the radio audience ratings industry and expand into ratings for other types of media, we may need to enter into agreements with third parties. Our inability to enter into these agreements with third parties at all or upon favorable terms, when necessary, could adversely impact our growth and business.

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

The marketing of enhanced access to our respondent-level data to third-party data processors could adversely impact the revenue derived from our existing software licenses.

We market our respondent-level database and the related software we use to calculate our audience estimates to certain third parties, which allows them enhanced access to our respondent-level database. Previously, limited access to our respondent-level data was available only to those customers who licensed certain software services directly from us. As we license our enhanced access to the respondent-level data and software, sales of our existing software services may be adversely impacted.

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

Our business is dependent on the use of the mail, public utilities, telecommunication infrastructure and air service. Long-term disruptions in one or more of these services, or orders of civil authority, which could be caused by events such as weather, natural disasters, the outbreak of war, the escalation of hostilities and/or acts of terrorism could adversely impact our business, financial position and operating results.

If the lump-sum payments made to retiring participants in our defined benefit plans exceed the total of the service cost and the interest cost in any year, we would need to record a loss, which may materially reduce our operating results.

Our defined benefit plans allow participants to receive a lump-sum distribution for benefits earned in lieu of annuity payments when they retire from Arbitron. If the lump-sum distributions made for a calendar year exceed the total of the service cost and interest cost, we must recognize in that year’s results of operations the pro rata portion of unrecognized actuarial loss equal to the percentage reduction of the projected benefit obligation. During the years ended December 31, 2010, 2009, and 2008, lump-sum payments in certain of our defined benefit plans exceeded the total of the service cost and the interest cost. This resulted in the recognition of a loss in the amount of $1.2 million, $1.8 million, and $1.7 million for the years ended December 31, 2010, 2009, and 2008, respectively. While this did not occur in 2011, we cannot predict if or when the lump-sum payments in certain of our defined benefit plans may again exceed the total of the service cost and the interest cost. Any resulting adjustment could materially reduce operating results. See Note 12 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for more information regarding our retirement plans.

If our subsidiary in India fails to attract or retain talented software developers and is not successful, we may incur losses.

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

On November 21, 2011, we entered into a five-year, $150.0 million revolving credit facility that contains financial terms, covenants and operating restrictions that could restrict our financial flexibility and could adversely impact our ability to conduct our business. These include:

•	the requirement that we maintain certain leverage and coverage ratios; and

•	restrictions on our ability to sell certain assets, incur additional indebtedness and grant or incur liens on our assets.

These restrictions may limit or prohibit our ability to raise additional debt capital when needed or could prevent us from investing in growth initiatives. Our ability to comply with these financial requirements and other restrictions may be affected by events beyond our control, and our inability to comply with them could result in a default under the terms of the agreement.

If a default occurs, either because we are unable to generate sufficient cash flow to service debt or because we fail to comply with one or more of the restrictive covenants, the lenders could elect to declare all of the then-outstanding borrowings, as well as accrued interest and fees, to be immediately due and payable. In addition, a default may result in the application of higher rates of interest on the amounts due, resulting in higher interest expense being incurred by us.

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

Our headquarters is located at 9705 Patuxent Woods Drive, Columbia, Maryland. In addition, we have five regional sales offices located in the metropolitan areas of New York City, New York; Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; and Los Angeles, California; and operations offices in Dallas, Texas; Birmingham, Alabama; Espoo, Finland; and Kochi, India. We conduct all of our operations in leased facilities. Most of these leases contain renewal options and require payments for taxes, insurance and maintenance in addition to base rental payments. We believe that our facilities are sufficient for their intended purposes and are adequately maintained.

ITEM 3.	LEGAL PROCEEDINGS

We are involved, from time to time, in litigation and proceedings, including with governmental authorities, arising out of the ordinary course of business. Legal costs for services rendered in the course of these proceedings are charged to expense as they are incurred.

On April 30, 2008, Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund filed a securities class action lawsuit in the United States District Court for the Southern District of New York on behalf of a purported Class of all purchasers of Arbitron common stock between July 19, 2007, and November 26, 2007. The plaintiff asserts that Arbitron, Stephen B. Morris (our former Chairman, President and Chief Executive Officer), and Sean R. Creamer (currently our Executive Vice President, Chief Operating Officer and formerly Chief Financial Officer) violated federal securities laws. The plaintiff alleges misrepresentations and omissions relating, among other things, to the delay in commercialization of our PPM ratings service in November 2007, as well as stock sales during the period by company insiders who were not named as defendants and Messrs. Morris and Creamer. The plaintiff sought class certification, compensatory damages plus interest and attorneys’ fees, among other remedies. On September 22, 2008 the plaintiff filed an Amended Class Action Complaint. On November 25, 2008, Arbitron, Mr. Morris, and Mr. Creamer each filed Motions to Dismiss the Amended Class Action Complaint. In September 2009, the plaintiff sought leave to file a Second Amended Class Action Complaint in lieu of oral argument on the pending Motions to Dismiss. The court granted leave to file a Second Amended Class Action Complaint and denied the pending Motions to Dismiss without prejudice. On or about October 19, 2009, the plaintiff filed a Second Amended Class Action Complaint. Briefing on motions to dismiss the Second Amended Class Action Complaint was completed in March 2010. Arbitron and each of Mr. Morris and Mr. Creamer again moved to dismiss the Second Amended Class Action Complaint. On September 24, 2010, the Court granted Mr. Creamer’s motion to dismiss the plaintiff’s claims against him, and all claims against Mr. Creamer were dismissed with prejudice. The motions to dismiss the Second Amended Class Action Complaint by Arbitron and Mr. Morris were denied. Arbitron and Mr. Morris each then filed answers denying the claims. On September 6, 2011, the Court entered an order granting the plaintiff’s motion to certify the action as a class action, to appoint the lead plaintiff as class representative, and to appoint its counsel as lead counsel. The court defined the class as all purchasers of common stock of the Company who were damaged through purchasing stock during the period July 19, 2007 through November 26, 2007. On February 3, 2012, as a result of a mediation process overseen by an independent mediator, the Company and its insurers agreed to settle the case for $7 million, which will be funded by insurance. Because this is a class action, settlements of this type are subject to preliminary and final review by the Court with an opportunity for class members to respond to the proposed settlement and object if they so desire. That process typically takes 4-5 months and has not yet begun.

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

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ARB.” As of February 17, 2012, there were 27,310,588 shares outstanding and 2,933 stockholders of record of our common stock.

The following table sets forth the high and low sale prices of our common stock as reported on the NYSE Composite Tape and the dividends declared per share of our common stock for each quarterly period for the two years ended December 31, 2011 and 2010.

2011	1Q	2Q	3Q	4Q	Full Year
High	$44.95	$43.03	$44.61	$42.69	$44.95
Low	$35.29	$35.23	$30.46	$32.42	$30.46
Dividend	$0.10	$0.10	$0.10	$0.10	$0.40

2010	1Q	2Q	3Q	4Q	Full Year
High	$29.06	$33.52	$31.82	$42.55	$42.55
Low	$21.21	$25.37	$23.71	$25.21	$21.21
Dividend	$0.10	$0.10	$0.10	$0.10	$0.40

The transfer agent and registrar for our common stock is The Bank of New York.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read together with the information under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Arbitron’s consolidated financial statements and related notes included in this Annual Report on Form 10-K. Our statements of income for the years ended December 31, 2011, 2010, and 2009 and balance sheet data as of December 31, 2011, and 2010 set forth below are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of income data for the years ended December 31, 2008, and 2007 and balance sheet data as of December 31, 2009, 2008, and 2007 are derived from audited consolidated financial statements of Arbitron not included in this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Statement of Income Data
Revenue	$422,310	$395,379	$384,952	$368,824	$338,469
Costs and expenses	337,204	329,729	330,111	312,359	279,187

Operating income	85,106	65,650	54,841	56,465	59,282
Equity in net income of affiliate(s)	7,255	7,092	7,637	6,677	4,057
Impairment of investment	(3,477)	—	—	—	—

Income from continuing operations before interest and income tax expense	88,884	72,742	62,478	63,142	63,339
Interest expense (income), net	537	970	1,346	1,593	(1,453)

Income from continuing operations before income tax expense	88,347	71,772	61,132	61,549	64,792
Income tax expense	35,056	27,294	18,972	24,330	24,288

Income from continuing operations	53,291	44,478	42,160	37,219	40,504
Loss from discontinued operations, net of taxes	—	—	—	(39)	(324)

Net income	$53,291	$44,478	$42,160	$37,180	$40,180

Net Income Per Weighted Average Common Share
Basic
Continuing operations	$1.96	$1.66	$1.59	$1.37	$1.38
Discontinued operations	—	—	—	(0.00)	(0.01)

Net income per share, basic	$1.96	$1.66	$1.59	$1.37	$1.37

Diluted
Continuing operations	$1.93	$1.64	$1.58	$1.37	$1.37
Discontinued operations	—	—	—	(0.00)	(0.01)

Net income per share, diluted	$1.93	$1.64	$1.58	$1.36	$1.35

Cash dividends declared per share	$0.40	$0.40	$0.40	$0.40	$0.40
Weighted average common shares used in calculations
Basic	27,181	26,759	26,493	27,094	29,399
Diluted	27,659	27,105	26,676	27,259	29,665
Balance Sheet Data
Current assets	$96,140	$94,823	$77,637	$74,318	$69,928
Total assets	238,968	229,241	206,287	200,070	181,853
Long-term debt, including the short-term portion thereof	—	53,000	68,000	85,000	12,000
Stockholders’ equity (deficit)	$126,816	$77,651	$30,575	$(14,495)	$48,200
Share-based Compensation Data
Share-based compensation expense	$8,020	$6,478	$10,031	$8,415	$6,532

Certain per share data amounts may not total due to rounding.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto that follow in this Annual Report on Form 10-K.

Overview

Historically, our quantitative radio ratings services and related software have accounted for a substantial majority of our revenue. Our quantitative radio ratings services and related software accounted for approximately 88 percent of our total revenue in each of the years ended December 31, 2011, 2010, and 2009. We have one segment which meets the quantitative thresholds for being a reportable segment. While we expect our quantitative radio ratings services and related software licensing will continue to account for the majority of our revenue for the foreseeable future, we are actively seeking opportunities to diversify our revenue base by, among other things, leveraging the investment we have made in our PPM ratings service and technology.

We have commercialized our PPM ratings service in 48 of the largest United States radio markets. We may choose to commercialize our PPM ratings service in additional markets in the future. These agreements provide for a higher fee for PPM-based ratings than we charged for our Diary-based ratings. Our customer contracts are typically structured to phase in higher PPM service rates over multiple years, including 2012 for some customers.

As we commercialized the PPM ratings service over several years, we incurred expenses to build the PPM panel in each PPM Market in the months before commercializing the service in that market. These costs were incremental to the costs associated with our Diary-based ratings service during those periods. With the completion of our previously announced commercialization plan as of December 31, 2010, our future performance will be impacted by our ability to address a variety of challenges and opportunities in the markets and industries we serve, including our ability to continue to maintain and improve the quality of our PPM and Diary ratings service, and manage increased costs for data collection, arising among other ways, from address-based sampling, targeted in-person recruiting and increased numbers of cell phone households, which are more expensive for us to recruit than households with landline phones. We currently anticipate that the aggregate cost of cell phone household recruitment for the PPM and Diary services, address-based sampling in PPM Markets, and targeted in-person recruitment for the PPM service will be approximately $18.0 million in 2012, as compared to approximately $15.5 million in 2011.

In addition, we are currently subject to U.S. and international data protection and privacy statutes, rules, and regulations, and may in the future become subject to additional such statutes, rules, and regulations. Complying with these laws may require us to make certain investments, make modifications to existing services, or prohibit us from offering certain types of services, any of which may be material and adversely impact our financial results. Failing to comply could result in civil and criminal liability, negative publicity, data being blocked from use, and liability under contracts with our customers, vendors, and partners.

Zokem Oy

On July 28, 2011, we acquired Zokem Oy, a Finland-based mobile audience measurement and analytics firm, which is now Arbitron Mobile Oy. The purchase price for the acquisition was approximately $10.6 million in cash plus a contingent consideration arrangement which we currently estimate has a fair value of approximately $0.9 million. The arrangement provides for possible additional cash payments to be made by us to the former Zokem shareholders through 2015 of up to $12.0 million, contingent upon Arbitron Mobile reaching certain future financial performance targets.

Credit Facility

On November 21, 2011, the Company terminated its credit facility agreement originally signed on December 20, 2006, which was scheduled to expire on December 20, 2011 (“2006 Credit Facility”). There were no outstanding borrowings under the 2006 Credit Facility at the time of the termination. Also, on November 21, 2011, the Company entered into a new agreement with a consortium of lenders to provide up to $150.0 million of financing through a five-year, unsecured revolving credit facility expiring on November 21, 2016. The agreement contains an expansion feature to increase the total financing available by up to $75.0 million to an aggregate of $225.0 million. See “— Liquidity and Capital Resources — Credit Facility” below for further information regarding the terms of our current credit facility agreement.

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

We depend on a limited number of key customers for our ratings services and related software. For example, in 2011, Clear Channel represented approximately 19 percent of our total revenue. Additionally, although the amount of contract term revenue associated with customer contracts expiring in 2012 is lower, as compared to historical standards, if one or more key customers do not renew all or part of their contracts as they expire, we could experience a significant decrease in our operating results.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are both important to the presentation of our financial position or results of operations, and require our most difficult, complex or subjective judgments.

Software development costs. We capitalize software development costs with respect to significant internal use software initiatives or enhancements from the time the preliminary project stage is completed and management considers it probable the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are amortized over periods of three to five years. We perform an assessment quarterly to determine if it is probable all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value. As of December 31, 2011, and 2010, our capitalized software developed for internal use had carrying amounts of $28.9 million and $24.4 million, respectively, including $10.4 million and $12.4 million, respectively, of software related to the PPM service.

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

We include, in our tax calculation methodology, an assessment of the uncertainty in income taxes by establishing recognition thresholds for our tax positions. Inherent in our calculation are critical judgments by management related to the determination of the basis for our tax positions. For further information regarding our unrecognized tax benefits, see Note 11 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Insurance receivables. During 2008, we became involved in two securities-law civil actions and a governmental interaction primarily related to the commercialization of our PPM service. Since 2008, we have incurred a total of $12.1 million in legal fees and expenses in connection with these matters. As of December 31, 2011, we have received an aggregate of $7.9 million in insurance reimbursements related to these legal fees and expenses. As of December 31, 2011, and 2010, our insurance claims receivable related to these legal actions was approximately $1.0 million and $0.6 million, respectively, and these amounts are included in our prepaid expenses and other current assets on our balance sheet. See Note 6 in our Notes to Consolidated Financial Statements for additional information concerning our insurance recovery receivables.

Cost method investment. We account for our investment in TRA’s preferred stock using the cost method of accounting. TRA is closely held and there is not an efficient market in which buyers and sellers determine the fair value of these securities. We periodically assess the fair value of our investment in TRA through comparative analysis and analysis of TRA’s actual and projected financial results. Our assessment of the fair value of TRA requires the use of estimates and judgment. During the fourth quarter ended December 31, 2011, we determined that the fair value of our investment in TRA fell below its carrying value and we recorded a $3.5 million impairment charge.

Contingent consideration. The agreement governing the acquisition of Zokem Oy, now Arbitron Mobile Oy, provides for possible additional cash payments to be made by us to the former Zokem shareholders through 2015 of up to $12.0 million, contingent upon Arbitron Mobile reaching certain financial performance targets in the future. We estimated the fair value of this contingent consideration to be approximately $0.9 million as of the July 28, 2011 acquisition date. We periodically estimate the fair value of the contingent consideration and any change in fair value will be recognized in our consolidated financial results of operations. An increase in the earn-out expected to be paid will result in a charge to operations in the quarter the anticipated fair value of contingent consideration increases, while a decrease in the earn-out expected to be paid will result in a credit to operations in the quarter the anticipated fair value of contingent consideration decreases. The estimate of the fair value of contingent consideration requires subjective assumptions to be made of future operating results. We estimated that the fair value of the earn-out decreased less than $0.1 million during the period from the date of acquisition to December 31, 2011. Future revisions to these assumptions could materially change our estimate of the fair value of contingent consideration and therefore materially affect our future financial results and financial condition.

Results of Operations

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

The following table sets forth information with respect to our consolidated statements of income for the years ended December 31, 2011 and 2010:

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

(Unaudited)

	Years Ended		Increase		Percentage of
	December 31,		(Decrease)		Revenue
	2011	2010	Dollars	Percent	2011	2010
Revenue	$422,310	$395,379	$26,931	6.8%	100.0%	100.0%

Costs and expenses
Cost of revenue	220,381	215,329	5,052	2.3%	52.2%	54.5%
Selling, general and administrative	78,407	75,255	3,152	4.2%	18.6%	19.0%
Research and development	38,416	39,145	(729)	(1.9%)	9.1%	9.9%

Total costs and expenses	337,204	329,729	7,475	2.3%	79.8%	83.4%

Operating income	85,106	65,650	19,456	29.6%	20.2%	16.6%
Equity in net income of affiliate	7,255	7,092	163	2.3%	1.7%	1.8%
Impairment of investment	(3,477)	—	(3,477)	NM	0.8%	NM

Income before interest and tax expense	88,884	72,742	16,142	22.2%	21.0%	18.4%
Interest income	27	14	13	92.9%	0.0%	0.0%
Interest expense	564	984	(420)	(42.7%)	0.1%	0.2%

Income before income tax expense	88,347	71,772	16,575	23.1%	20.9%	18.2%
Income tax expense	35,056	27,294	7,762	28.4%	8.3%	6.9%

Net income	$53,291	$44,478	$8,813	19.8%	12.6%	11.2%

Income per weighted average common share
Basic	$1.96	$1.66	$0.30	18.1%

Diluted	$1.93	$1.64	$0.29	17.7%

Cash dividends declared per common share	$0.40	$0.40	$—	—

Other data:
EBIT (1)	$88,884	$72,742	$16,142	22.2%
EBITDA (1)	$119,139	$100,250	$18,889	18.8%

EBIT and EBITDA Reconciliation (1)
Net income	$53,291	$44,478	$8,813	19.8%
Income tax expense	35,056	27,294	7,762	28.4%
Interest income	27	14	13	92.9%
Interest expense	564	984	(420)	(42.7%)

EBIT (1)	88,884	72,742	16,142	22.2%
Depreciation and amortization	30,255	27,508	2,747	10.0%

EBITDA (1)	$119,139	$100,250	$18,889	18.8%

NM - Not meaningful

Certain percentage amounts may not total due to rounding.

(1)	EBIT (earnings before interest and income taxes) and EBITDA (earnings before interest, income taxes, depreciation and amortization) are non-GAAP financial measures that we believe are useful to investors in evaluating our results. For further discussion of these non-GAAP financial measures, see paragraph below entitled “— EBIT and EBITDA.”

Revenue. Revenue increased by 6.8% or $26.9 million for the year ended December 31, 2011, as compared to the same period in 2010. PPM-based ratings service revenue increased by $51.3 million primarily due to a full year impact for the 15 PPM Markets commercialized during 2010, as well as price escalators in other PPM Markets commercialized prior to 2010. In addition, revenue for 2011 was impacted by a $1.6 million increase in software service revenue, and a $1.0 million increase in PPM International revenue. These increases in revenue were partially offset by a $27.5 million decrease in revenue related to the transition from our Diary-based ratings service.

Cost of Revenue. Cost of revenue increased by 2.3% or $5.1 million for the year ended December 31, 2011, as compared to the same period in 2010. Cost of revenue increased primarily due to a $1.5 million increase related to our computer center operations, a $1.3 million increase in labor costs, a $1.3 million increase in PPM-related costs, a $0.8 million increase in cross platform services costs, a $0.6 million increase in PPM International costs, and $0.5 million associated with our Arbitron Mobile service acquired during the third quarter of 2011. These increases in cost of revenue were partially offset by a $2.0 million decrease for Diary-based service costs related primarily to the corresponding reduction in the number of Diary markets.

Selling, General, and Administrative. Selling, general, and administrative increased by 4.2% or $3.2 million for the year ended December 31, 2011, as compared to the same period in 2010. Selling, general, and administrative increased primarily due to $2.7 million in Arbitron Mobile-related costs and expenses incurred during 2011, a $2.5 million increase in share-based and long-term employee incentive compensation expense, a $2.0 million increase in short-term employee incentive compensation expense, and a $0.9 million increase in bad debt expense incurred in 2011 as compared to 2010. These increases were partially offset by a $3.7 million decrease in employee separation charges, and a $1.2 million supplemental retirement plan settlement charge incurred during 2010, but not in 2011.

Research and Development. Research and development decreased by 1.9% or $0.7 million for the year ended December 31, 2011, as compared to the same period in 2010. Research and development decreased primarily due to a $2.9 million reduction in development costs related to our Diary service, partially offset by a $1.0 million increase in labor and royalty costs associated with acquisition of assets from IMMI, which was completed during the second quarter of 2010, and $0.7 million in Arbitron Mobile-related costs and expenses incurred during 2011. See Note 5 in our Notes to Consolidated Financial Statements for additional information concerning our acquisitions.

Impairment of investment. During the fourth quarter ended December 31, 2011, we determined that the fair value of our investment in TRA fell below its carrying value and we recorded a $3.5 million pre-tax impairment charge. No such impairment charge was recorded in 2010.

Income tax expense. Income tax expense increased by 28.4% or $7.8 million for the year ended December 31, 2011, as compared to the same period in 2010. The effective tax rate increased from 38.0% in 2010 to 39.7% in 2011 primarily due to a valuation allowance with respect to the U.S. deferred tax asset arising from the 2011 net operating loss incurred by Arbitron Mobile.

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

EBIT increased by 22.2% or $16.1 million for the year ended December 31, 2011, as compared to the same period in 2010, primarily due to higher revenue from PPM price escalators in 2011. EBITDA increased by 18.8% or $18.9 million because this non-GAAP financial measure excludes depreciation and amortization, which for 2011 increased by $2.7 million as compared to 2010.

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

The following table sets forth information with respect to our consolidated statements of income for the years ended December 31, 2010 and 2009.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

(Unaudited)

	Years Ended December 31,		Increase (Decrease)		Percentage of Revenue
	2010	2009	Dollars	Percent	2010	2009
Revenue	$395,379	$384,952	$10,427	2.7%	100.0%	100.0%

Costs and expenses
Cost of revenue	215,329	196,269	19,060	9.7%	54.5%	51.0%
Selling, general and administrative	75,255	81,866	(6,611)	(8.1)%	19.0%	21.3%
Research and development	39,145	42,008	(2,863)	(6.8)%	9.9%	10.9%
Restructuring and reorganization	—	9,968	(9,968)	(100.0)%	0.0%	2.6%

Total costs and expenses	329,729	330,111	(382)	(0.1)%	83.4%	85.8%

Operating income	65,650	54,841	10,809	19.7%	16.6%	14.2%
Equity in net income of affiliate	7,092	7,637	(545)	(7.1)%	1.8%	2.0%

Income before interest and tax expense	72,742	62,478	10,264	16.4%	18.4%	16.2%
Interest income	14	49	(35)	(71.4)%	0.0%	0.0%
Interest expense	984	1,395	(411)	(29.5)%	0.2%	0.4%

Income before income tax expense	71,772	61,132	10,640	17.4%	18.2%	15.9%
Income tax expense	27,294	18,972	8,322	43.9%	6.9%	4.9%

Net income	$44,478	$42,160	$2,318	5.5%	11.2%	11.0%

Income per weighted average common share
Basic	$1.66	$1.59	$0.07	4.4%

Diluted	$1.64	$1.58	$0.06	3.8%

Cash dividends declared per common share	$0.40	$0.40	$—	—

Other data:
EBIT(1)	$72,742	$62,478	$10,264	16.4%
EBITDA(1)	$100,250	$85,847	$14,403	16.8%
EBIT and EBITDA Reconciliation(1)
Net income	$44,478	$42,160	$2,318	5.5%
Income tax expense	27,294	18,972	8,322	43.9%
Interest (income)	(14)	(49)	35	(71.4)%
Interest expense	984	1,395	(411)	(29.5)%

EBIT(1)	72,742	62,478	10,264	16.4%
Depreciation and amortization	27,508	23,369	4,139	17.7%

EBITDA(1)	$100,250	$85,847	$14,403	16.8%

Certain per share data and percentage amounts may not total due to rounding.

(1)	EBIT (earnings before interest and income taxes) and EBITDA (earnings before interest, income taxes, depreciation and amortization) are non-GAAP financial measures we believe are useful to investors in evaluating our results. For further discussion of these non-GAAP financial measures, see paragraph below entitled “— EBIT and EBITDA.”

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

Cost of Revenue. Cost of revenue increased by 9.7% or $19.1 million for the year ended December 31, 2010, as compared to the same period in 2009. Cost of revenue increased primarily due to $15.0 million of increased PPM service-related costs incurred to build and manage PPM panels for the 48 PPM Markets commercialized as of December 31, 2010, as compared to the 33 PPM Markets commercialized as of December 31, 2009. In addition, we incurred $2.5 million of increased costs associated with our cross platform services and $2.1 million of increased recruitment costs related to cell phone household recruiting for both the Diary and PPM services and targeted in-person recruiting for our PPM service. These increases were partially offset by a $0.9 million decrease for PPM International related to lower revenues.

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

Research and Development. Research and development decreased by 6.8% or $2.9 million for the year ended December 31, 2010, as compared to the same period in 2009. Research and development decreased primarily due to a $1.4 million reduction in development costs related to our PPM service, a $0.8 million reduction in development costs related to cross platform services, and a $0.6 million decrease associated with the development of our client software.

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

Liquidity and Capital Resources

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

	As of December 31, 2011	As of December 31, 2010	Change
Cash and cash equivalents	$19,715	$18,925	$790
Working capital surplus (deficiency)	$16,250	$(32,333)	$48,583
Working capital, excluding deferred revenue and current portion of credit facility	$53,330	$57,146	$(3,816)
Total debt	$—	$53,000	$(53,000)

We have relied upon our cash flow from operations, supplemented by borrowings under our available revolving credit facility (“Credit Facility”) as needed, to fund our dividends, capital expenditures, and contractual obligations. We expect, based on current and anticipated levels of operating performance, our cash flow from operations, cash and cash equivalents, and availability under our Credit Facility will be sufficient to support our operations for the next 12 to 24 months. See “— Credit Facility” for further discussion of the relevant terms and covenants.

Operating activities. For the year ended December 31, 2011, the net cash provided by operating activities was $104.6 million, which was primarily due to $119.1 million in EBITDA, increased by $8.0 million of non-cash share-based compensation and a $3.5 million non-cash impairment of investment charge. These increases were partially offset by $31.7 million in income taxes paid. EBITDA is discussed and reconciled to net income in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Net cash provided by operating activities for the year ended December 31, 2011, was positively impacted by a $3.5 million decrease in prepaid income taxes. In addition, net cash provided by operating activities included a $4.5 million increase in payroll, bonus, and benefit accruals. These net increases in operating activities for the year ended December 31, 2011, were partially offset by a $4.9 million decrease in operating activities associated with our accounts receivable, which grew primarily due to price escalators associated with our PPM ratings service.

Investing activities. Net cash used in investing activities for the years ended December 31, 2011, and 2010, was $42.5 million and $39.2 million, respectively. This $3.3 million increase in cash used in investing activities was due primarily to a $8.1 million net increase in business acquisitions, which included a $10.6 million cash outlay for the purchase of Zokem Oy during 2011, and a $2.5 million asset acquisition during 2010. In addition, capital expenditures increased by $1.5 million for 2011, as compared to 2010, due primarily to a $5.1 million increase in internally developed and purchased software, largely offset by a $3.0 million decrease in metering equipment and other PPM-related capital expenditures. These increases in investing activities were partially offset by decreases related to a $4.5 million patent licensing arrangement and a $1.8 million investment in TRA during 2010.

Financing activities. Net cash used in financing activities for the years ended December 31, 2011, and 2010, was $61.2 million and $21.9 million, respectively. The $39.3 million increase in net cash used in financing activities was due primarily to a $38.0 million increase in the net repayment of our outstanding obligations under our 2006 Credit Facility during 2011, as compared to 2010, and a $1.1 million repayment related to Zokem Oy debt assumed in the related acquisition. Net cash used in financing activities also included an increase related to a $3.8 million reduction in stock option exercises for 2011, as compared to 2010, when a substantial number of stock options were nearing their expiration. These increases to net cash used in financing activities were partially offset by a $3.8 million reversal of a bank overdraft payable during the first quarter of 2010.

Repatriation of Foreign Earnings

We have provided U.S. taxes on all of our foreign earnings, consistent with the U.S. Internal Revenue Code’s taxation of world-wide income. We do not have material amounts of unrepatriated earnings in foreign jurisdictions and do not expect to permanently reinvest these current or future foreign earnings outside of the U.S.

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

Liquidity indicators

	As of December 31, 2010	As of December 31, 2009	Change
Cash and cash equivalents	$18,925	$8,217	$10,708
Working capital surplus (deficiency)	$(32,333)	$(10,737)	$(21,596)
Working capital, excluding deferred revenue and current portion of credit facility	$57,146	$32,411	$24,735
Total debt	$53,000	$68,000	$(15,000)

We have relied upon our cash flow from operations, supplemented by borrowings under our Credit Facility as needed, to fund our dividends, capital expenditures, and contractual obligations. See “Credit Facility” for further discussion of the relevant terms and covenants.

Operating activities. For the year ended December 31, 2010, the net cash provided by operating activities was $71.8 million, which was primarily due to $100.3 million in EBITDA, increased by $6.5 million of non-cash share-based compensation. These increases were partially offset by $24.9 million in income taxes paid. EBITDA is discussed and reconciled to net income in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

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

Credit Facility

On November 21, 2011, we terminated our credit facility agreement originally signed on December 20, 2006 (the “2006 Credit Facility”). Also, on November 21, 2011, we entered into the Credit Facility, a new agreement with a consortium of lenders to provide up to $150.0 million of financing through a five-year, unsecured revolving credit facility expiring on November 21, 2016. The agreement contains an expansion feature to increase the total financing available under the Credit Facility by up to $75.0 million to an aggregate of $225.0 million. Such increased financing would be provided by one or more existing Credit Facility lending institutions, subject to the approval of the lending banks, and/or in combination with one or more new lending institutions, subject to the approval of the Credit Facility’s administrative agent. Interest on borrowings under the Credit Facility is calculated based on a floating rate for a duration of up to six months, at which time the interest rate is reset based upon the LIBOR (or, with the consent of each lender, nine or 12 months).

Our Credit Facility contains financial terms, covenants and operating restrictions that potentially restrict our financial flexibility. The material debt covenants under our Credit Facility include both a maximum leverage ratio and a minimum interest coverage ratio. The leverage ratio is a non-GAAP financial measure equal to the amount of our consolidated total indebtedness, as defined in our Credit Facility, divided by a contractually defined adjusted Earnings Before Interest, Taxes, Depreciation and Amortization and non- cash compensation (“Consolidated EBITDA”) for the trailing four-quarter period. The interest coverage ratio is a non-GAAP financial measure equal to Consolidated EBITDA divided by total interest expense. Both ratios are designed as measures of our ability to meet current and future debt obligations. The following table presents the actual ratios and their threshold limits as defined by the Credit Facility as of December 31, 2011:

Covenant	Threshold	Actual
Maximum leverage ratio	3.25	0.00
Minimum interest coverage ratio	3.00	226.0

As of December 31, 2011, based upon these financial covenants, there was no default or limit on our ability to borrow the unused portion of our Credit Facility.

Our Credit Facility contains customary events of default, including nonpayment and breach covenants. In the event of default, repayment of borrowings under the Credit Facility could be accelerated. Our Credit Facility also contains cross default provisions whereby a default on any material indebtedness, as defined in the Credit Facility, could result in the acceleration of our outstanding debt and the termination of any unused commitment under the Credit Facility. The agreement potentially limits, among other things, our ability to sell assets, incur additional indebtedness, and grant or incur liens on our assets. Under the terms of the Credit Facility, all of our material domestic subsidiaries, if any, must guarantee the commitment. Currently, we do not have any material domestic subsidiaries as defined under the terms of the Credit Facility. Although we do not believe the terms of our Credit Facility limit the operation of our business in any material respect, the terms of the Credit Facility may restrict or prohibit our ability to raise additional debt when needed or could prevent us from investing in other growth initiatives. As of December 31, 2011, we had outstanding letters of credit of $0.2 million. There were no outstanding borrowings under the Credit Facility as of December 31, 2011. As of December 31, 2010, our outstanding borrowings under the 2006 Credit Facility were $53.0 million. We have been in compliance with the terms of the 2006 Credit Facility and our current Credit Facility since the inception of each agreement. As of February 24, 2012, we had no outstanding borrowings under the Credit Facility.

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 31, 2011 (in thousands):

	Payments Due By Period
	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total

Operating leases (A)	7,991	11,404	10,291	13,427	43,113
Purchase obligations (B)	5,624	—	—	—	5,624
Contributions for retirement plans (C)	2,865	—	—	—	2,865
Unrecognized tax benefits (D)	678	381	241	—	1,300

	$17,158	$11,785	$10,532	$13,427	$52,902

(A)	See Note 10 in the Notes to Consolidated Financial Statements.
(B)	Other than for PPM equipment purchases, we generally do not make unconditional, noncancelable purchase commitments. We enter into purchase orders in the normal course of business, and they generally do not exceed one-year terms.
(C)	Amount represents an estimate of our cash contribution for 2012 for our retirement plans. Future cash contributions will be determined based upon the funded status of the plan. See Note 12 in the Notes to Consolidated Financial Statements.
(D)	The amount related to unrecognized tax benefits in the table includes $0.2 million of interest and penalties. See Note 11 in the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We did not enter into any off-balance sheet arrangements during the years ended December 31, 2011, 2010 or 2009, nor did we have any off-balance sheet arrangements outstanding as of December 31, 2011, or 2010.

New Accounting Pronouncements

Testing Goodwill for Impairment. In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company for interim and annual periods ended during 2012, with earlier application permitted. The Company does not expect its pending adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements. In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 is effective for the Company for interim and annual periods ended during 2012 and will be applied prospectively. The Company does not expect its pending adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our interest income and expense are sensitive to fluctuations in the general level of interest rates. As such, changes in interest rates affect the interest earned on the Company’s cash and cash equivalents and other highly liquid investments, as well as the value of those investments.

In November 2011, we entered into our Credit Facility with a consortium of lenders to provide us up to $150.0 million of financing. Interest on borrowings under the Credit Facility is calculated based on a floating rate for a duration of up to six months, at which time the interest rate is reset based upon the LIBOR. As of December 31, 2011, we reported no outstanding borrowings under the Credit Facility. Therefore, a hypothetical market interest rate change of 1% would have zero impact on our results of operations over a 12-month period. A hypothetical market interest rate change of 1% would have no impact on either the carrying amount or the fair value of the Credit Facility. We do not use derivatives for speculative or trading purposes.

Foreign Currency Risk

We are exposed to the translation of foreign currency earnings to the U.S. dollar. Our principal exposures are to the euro via our Finland subsidiary and the Indian rupee via our India subsidiary. If we expand our foreign operations in both India and Finland, our exposure to foreign currency exchange rate trends could increase, resulting in higher or lower translation impacts to our financial results and position.

As of December 31, 2011, we have $4.0 million in recorded intercompany balances on our Finnish and Indian subsidiary balance sheets, which are impacted by fluctuations in currency exchange rates. As the exchange rates increase or decrease, our intercompany balances will be exposed to translation adjustment charges and/or credits, which will be recognized in our financial earning results.

The translation of the statements of income and balance sheets of our international subsidiaries is made using the foreign currency exchange rates as of the end of each reporting period and the translation adjustments are recorded in accumulated other comprehensive income (loss) on our consolidated balance sheet until the net investment in such foreign subsidiaries is liquidated. As of December 31, 2011, the cumulative net currency translation adjustment recorded on our balance sheet reduced our shareholders’ equity by $2.2 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of the independent registered public accounting firm and financial statements are set forth below (see Item 15(a) for a list of financial statements and financial statement schedules):

ARBITRON INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Arbitron Inc.:

We have audited the accompanying consolidated balance sheets of Arbitron Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity (deficit), comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed under item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arbitron Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arbitron Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland

February 24, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Arbitron Inc.:

We have audited Arbitron Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Arbitron Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Arbitron Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arbitron Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity (deficit), comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 24, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baltimore, Maryland

February 24, 2012

ARBITRON INC.

Consolidated Balance Sheets

December 31, 2011 and 2010

(In thousands, except par value data)

	2011	2010
Assets
Current assets
Cash and cash equivalents	$19,715	$18,925
Trade accounts receivable, net of allowance for doubtful accounts of $4,615 in 2011 and $4,708 in 2010	62,886	59,808
Prepaid expenses and other current assets	7,141	11,332
Deferred tax assets	6,398	4,758

Total current assets	96,140	94,823
Equity and other investments	14,913	18,385
Property and equipment, net	70,651	70,332
Goodwill, net	45,430	38,895
Other intangibles, net	10,526	6,272
Other noncurrent assets	1,308	534

Total assets	$238,968	$229,241

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,534	$10,007
Accrued expenses and other current liabilities	32,276	27,670
Current portion of long-term debt	—	53,000
Deferred revenue	37,080	36,479

Total current liabilities	79,890	127,156
Noncurrent deferred tax liabilities	1,302	2,695
Other noncurrent liabilities	30,960	21,739

Total liabilities	112,152	151,590

Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $100.00 par value, 750 shares authorized, no shares issued	—	—
Common stock, $0.50 par value, 500,000 shares authorized, 32,338 shares issued as of December 31, 2011, and 2010	16,169	16,169
Retained earnings	128,772	74,184
Common stock held in treasury, 5,048 shares in 2011 and 5,285 shares in 2010	(2,524)	(2,642)
Accumulated other comprehensive loss	(15,601)	(10,060)

Total stockholders’ equity	126,816	77,651

Total liabilities and stockholders’ equity	$238,968	$229,241

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Income

Years Ended December 31, 2011, 2010, and 2009

(In thousands, except per share data)

	2011	2010	2009

Revenue	$422,310	$395,379	$384,952

Costs and expenses
Cost of revenue	220,381	215,329	196,269
Selling, general and administrative	78,407	75,255	81,866
Research and development	38,416	39,145	42,008
Restructuring and reorganization	—	—	9,968

Total costs and expenses	337,204	329,729	330,111

Operating income	85,106	65,650	54,841
Equity in net income of affiliate	7,255	7,092	7,637
Impairment of investment	(3,477)	—	—

Income before interest and income tax expense	88,884	72,742	62,478
Interest income	27	14	49
Interest expense	564	984	1,395

Income before income tax expense	88,347	71,772	61,132
Income tax expense	35,056	27,294	18,972

Net income	$53,291	$44,478	$42,160

Income per weighted-average common share
Basic	$1.96	$1.66	$1.59
Diluted	$1.93	$1.64	$1.58

Weighted-average common shares used in calculations
Basic	27,181	26,759	26,493
Potentially dilutive securities	478	346	183

Diluted	27,659	27,105	26,676

Dividends declared per common share outstanding	$0.40	$0.40	$0.40

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2011, 2010, and 2009

(In thousands)

	Number of Shares Outstanding	Common Stock	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2008	26,410	16,169	(12,697)	(2,964)	(15,003)	(14,495)

Net income	—	—	42,160	—	—	42,160
Other comprehensive income (loss)

Foreign currency translation	—	—	—	—	(42)	(42)

Retirement and post-retirement liabilities	—	—	—	—	6,694	6,694

Income tax benefit	—	—	—	—	(2,631)	(2,631)

Dividends declared	—	—	(10,597)	—	—	(10,597)

Common stock issued from treasury stock	178	—	1,188	89	—	1,277

Non-cash share-based compensation	—	—	10,031	—	—	10,031

Reduced tax benefits from share-based awards	—	—	(1,822)	—	—	(1,822)

Balance at December 31, 2009	26,588	16,169	28,263	(2,875)	(10,982)	30,575

Net income	—	—	44,478	—	—	44,478
Other comprehensive income (loss)

Foreign currency translation	—	—	—	—	61	61

Retirement and post-retirement liabilities	—	—	—	—	1,763	1,763
Income tax benefit	—	—	—	—	(902)	(902)

Dividends declared	—	—	(10,711)	—	—	(10,711)
Common stock issued from treasury stock	467	—	5,650	233	—	5,883

Non-cash share-based compensation	—	—	6,478	—	—	6,478

Excess tax benefits from share-based awards	—	—	26	—	—	26

Balance at December 31, 2010	27,055	16,169	74,184	(2,642)	(10,060)	77,651

Net income	—	—	53,291	—	—	53,291

Other comprehensive income (loss)

Foreign currency translation	—	—	—	—	(1,688)	(1,688)

Retirement and post-retirement liabilities	—	—	—	—	(6,327)	(6,327)

Income tax benefit	—	—	—	—	2,474	2,474

Dividends declared	—	—	(10,879)	—	—	(10,879)

Common stock issued from treasury stock	235	—	3,229	118	—	3,347

Non-cash share-based compensation	—	—	8,020	—	—	8,020
Excess tax benefits from share-based awards	—	—	927	—	—	927

Balance at December 31, 2011	27,290	$16,169	$128,772	$(2,524)	$(15,601)	$126,816

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2011, 2010, and 2009

(In thousands)

	2011	2010	2009

Net income	$53,291	$44,478	$42,160
Other comprehensive income (loss), net of tax

Change in foreign currency translation adjustment	(1,688)	(150)	(26)

Change in retirement liabilities, net of tax benefit (expense) of $2,474, $(691), and $(2,647) for 2011, 2010, and 2009, respectively	(3,853)	1,072	4,047

Other comprehensive (loss) income	(5,541)	922	4,021

Comprehensive income	$47,750	$45,400	$46,181

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2010, and 2009

(in thousands)

	2011	2010	2009
Cash flows from operating activities
Net income	$53,291	$44,478	$42,160
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	28,542	26,686	23,228
Amortization of other intangible assets	1,713	822	141
Loss on asset disposals and impairments of property and equipment	2,123	3,011	2,088
Loss due to retirement plan settlements	—	1,222	1,803
Loss on impairment of investment	3,477	—	—
Deferred income taxes	(1,707)	6,147	(1,690)
Reduced tax benefits on share-based awards	—	—	(1,822)
Equity in net income of affiliate	(7,255)	(7,092)	(7,637)
Distributions from affiliate	7,250	7,425	9,000
Bad debt expense	2,234	1,375	2,723
Non-cash share-based compensation	8,020	6,478	10,031
Changes in operating assets and liabilities
Trade accounts receivable	(4,884)	(8,576)	(5,293)
Prepaid expenses and other assets	4,211	70	2,020
Accounts payable	1,340	(1,959)	(3,157)
Accrued expense and other current liabilities	2,817	(1,465)	312
Deferred revenue	601	(6,669)	(14,156)
Other noncurrent liabilities	2,825	(143)	(2,427)

Net cash provided by operating activities	104,598	71,810	57,324

Cash flows from investing activities
Additions to property and equipment	(31,967)	(30,425)	(31,681)
License of other intangible assets	—	(4,500)	—
Purchases of equity and other investments	—	(1,780)	(3,400)
Payments for business acquisitions, net of cash acquired	(10,553)	(2,500)	—

Net cash used in investing activities	(42,520)	(39,205)	(35,081)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	3,775	7,560	988
Tax benefits realized from share-based awards	927	26	—
Payments for deferred financing costs	(998)	—	—
Dividends paid to stockholders	(10,849)	(10,667)	(10,584)
Change in bank overdraft payables	—	(3,833)	3,833
Debt borrowings	15,000	10,000	33,000
Debt repayments	(69,103)	(25,000)	(50,000)

Net cash used in financing activities	(61,248)	(21,914)	(22,763)

Effect of exchange rate changes on cash and cash equivalents	(40)	17	79

Net increase (decrease) in cash and cash equivalents	790	10,708	(441)
Cash and cash equivalents at beginning of year	18,925	8,217	8,658

Cash and cash equivalents at end of year	$19,715	$18,925	$8,217

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

Basis of Consolidation

The consolidated financial statements of Arbitron Inc. (“Arbitron” or the “Company”) for the year ended December 31, 2011, reflect the consolidated financial position, results of operations and cash flows of the Company and its wholly-owned subsidiaries: Arbitron Holdings Inc., Arbitron Mobile Oy, Astro West LLC, Cardinal North LLC, Ceridian Infotech (India) Private Limited, Arbitron International, LLC, and Arbitron Technology Services India Private Limited. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has one segment which meets the quantitative thresholds for being a reportable segment.

Description of Business

Arbitron is a leading media and marketing information services firm primarily serving radio, advertisers, advertising agencies, cable and broadcast television, retailers, out-of-home media, online media, mobile media, telecommunications providers, and print media. The Company currently provides four main services:

•	estimating the size and demographics of radio audiences in local markets and of network radio programming and commercials in the United States;

•

estimating the size and demographics of audiences of other media services, including mobile media and out-of-home television viewing, and measuring usage and estimating the size and demographics of audiences across multiple platforms of media;

•	providing qualitative consumer, shopping, and media usage information services; and

•	providing software used for accessing and analyzing the Company’s media audience and marketing information data.

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

Expense Recognition

Direct costs associated with the Company’s data collection, diary processing and maintenance of the Company’s Portable People Meter™ (PPM™) ratings service are recognized when incurred and are included in cost of revenue. Selling, general, and administrative expenses are recognized when incurred. Research and development expenses are recognized when incurred and consist primarily of expenses associated with the development of new products and customer software and other technical expenses including maintenance of operations and reporting systems.

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

Inventories

Inventories consist of PPM equipment held for resale to international licensees of the PPM service. The inventory is accounted for on a first-in, first-out (FIFO) basis, and is included in prepaids and other current assets in the accompanying consolidated balance sheet.

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

Equity and Other Investments

Equity and other investments are accounted for using either the equity method or the cost method, depending upon the nature of the Company’s investment interests. The equity method is used when the Company has an ownership interest of 50% or less and the ability to exercise significant influence or has a majority ownership interest but does not have the ability to exercise effective control. The cost method is used when the Company has an ownership interest of 20% or less and does not have the ability to exercise significant influence.

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and are regularly reviewed for impairment.

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

Net Income per Weighted Average Common Share

The computations of basic and diluted net income per weighted-average common share for 2011, 2010, and 2009 are based on the Company’s weighted-average shares of common stock and potentially dilutive securities outstanding. Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period. As of December 31, 2011, 2010, and 2009, there were stock options to purchase 2,043,774 shares, 2,020,767 shares, and 2,852,161 shares of the Company’s common stock outstanding, respectively, of which stock options to purchase 1,116,106 shares, 1,179,840 shares, and 2,052,132 shares of the Company’s common stock, respectively, were excluded from the computation of the diluted net income per weighted-average common share, either because the stock options’ exercise prices were greater than the average market price of the Company’s common shares or assumed repurchases from proceeds from the stock options’ exercise were antidilutive.

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

Advertising Expense

The Company recognizes advertising expense the first time advertising takes place. Advertising expense for the years ended December 31, 2011, 2010 and 2009, was $1.4 million, $1.0 million, and $2.3 million, respectively.

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

New Accounting Pronouncements

Testing Goodwill for Impairment. In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company for interim and annual periods ended during 2012, with earlier application permitted. The Company does not expect its pending adoption of this guidance to have a material impact to the Company’s consolidated financial statements.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements. In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 is effective for the Company for interim and annual periods ended during 2012 and will be applied prospectively. The Company does not expect its pending adoption of this guidance to have a material impact to the Company’s consolidated financial statements.

3.	Equity and Other Investments

The Company’s equity and other investments consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Scarborough	$13,210	$13,205
TRA preferred stock	1,703	5,180

Equity and other investments	$14,913	$18,385

The Company’s 49.5% investment in Scarborough Research (“Scarborough”), a Delaware general partnership, is accounted for using the equity method of accounting. The Company’s preferred stock investment in TRA Global, Inc., a Delaware corporation (“TRA”), is accounted for using the cost method of accounting. See Note 15 for further information regarding the Company’s TRA investment as of December 31, 2011 and the $3.5 million impairment charge recorded in 2011. The following table shows the investment activity for each of the Company’s affiliates during 2011, 2010, and 2009.

Summary of Investment Activity in Affiliates (in thousands)

	Year Ended December 31, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009
	Scarborough	TRA	Total	Scarborough	TRA	Total	Scarborough	TRA	Total

Beginning balance	$13,205	$5,180	$18,385	$13,538	$3,400	$16,938	$14,901	—	$14,901

Equity in net income	7,255	—	7,255	7,092	—	7,092	7,637	—	7,637
Impairment loss	—	(3,477)	(3,477)	—	—	—	—	—	—
Distributions	(7,250)	—	(7,250)	(7,425)	—	(7,425)	(9,000)	—	(9,000)
Cash investments	—	—	—	—	1,780	1,780	—	3,400	3,400

Ending balance	$13,210	$1,703	$14,913	$13,205	$5,180	$18,385	$13,538	$3,400	$16,938

Under the Scarborough partnership agreement, the Company has the exclusive right to license Scarborough’s services to radio broadcasters, cable companies, out-of-home media, and advertisers and advertising agencies. The Company pays a royalty fee to Scarborough based on a percentage of revenues. Royalties of $26.2 million, $26.2 million, and $25.8 million for 2011, 2010, and 2009, respectively, are included in cost of revenue in the Company’s consolidated statements of income. Accrued royalties due to Scarborough as of December 31, 2011, and 2010, of $5.1 million and $6.0 million, respectively, are recorded in accrued expenses and other current liabilities in the consolidated balance sheets.

Scarborough’s revenue was $65.7 million, $64.3 million, and $64.1 million in 2011, 2010 and 2009, respectively. Scarborough’s net income was $14.5 million, $14.2 million, and $15.3 million, respectively in the same periods. Scarborough’s total assets and liabilities as of December 31, 2011, were $25.0 million and $2.9 million, respectively, and $33.0 million and $2.1 million, as of December 31, 2010, respectively.

4.	Property and Equipment

Property and equipment as of December 31, 2011, and 2010 consist of the following (in thousands):

	2011	2010
Purchased and internally developed software	$73,561	$62,731
Portable People Meter equipment	49,601	45,240
Computer equipment	21,776	21,231
Leasehold improvements	17,833	17,537
Machinery, furniture and fixtures	8,598	9,221

	171,369	155,960
Accumulated depreciation and amortization	(100,718)	(85,628)

Property and equipment, net	$70,651	$70,332

	For the Years Ended December 31,
Additional Information	2011	2010	2009
Depreciation and Amortization of Property and Equipment:
Cost of revenue	$26,319	$24,778	$20,702
Selling, general, and administrative	1,748	1,628	2,207
Research and development	475	280	319

Total depreciation and amortization expense	$28,542	$26,686	$23,228

Impairment charges associated with property and equipment	$162	$628	$—
Loss on asset disposals	$1,961	$2,383	$2,088
Interest capitalized during the year	$39	$34	$52

5.	Goodwill and Other Intangible Assets

Goodwill is measured for impairment annually as of January 1 at the reporting unit level. A valuation is also performed when conditions arise that management determines could potentially trigger an impairment. As of January 1, 2011, the Company had one reporting unit (“Arbitron reporting unit”) to which all of the Company’s goodwill at that time had been allocated. For these purposes, the Company’s estimate of the fair value of the Arbitron reporting unit is equal to the Company’s market capitalization value calculated as the closing price of the Company’s common stock on the New York Stock Exchange on the impairment valuation date times the number of shares of our common stock outstanding on that date. For the fiscal years ended December 31, 2011, and 2010, the Company has determined that the estimated fair value of the Arbitron reporting unit substantially exceeds its carrying value, and therefore, no impairment exists as of those dates.

The following table presents additional information regarding the Company’s goodwill (in thousands):

	2011	2010
Balance at January 1,	$38,895	$38,500
Additions	7,132	395
Translation effect	(597)	—

Balance at December 31,	$45,430	$38,895

Zokem Oy. On July 28, 2011, a wholly-owned subsidiary of the Company acquired Zokem Oy and the acquired goodwill was allocated to a reporting unit other than the Arbitron reporting unit. No conditions have arisen since the acquisition date to indicate an impairment. The purchase price was $10.6 million in cash plus a contingent consideration arrangement with an estimated fair value of approximately $0.9 million as of the acquisition date. The agreement provides for possible additional cash payments to be made by the Company to the former Zokem shareholders through 2015 of up to $12.0 million, which are contingent upon Zokem reaching certain financial performance targets in the future. The approximate $0.9 million fair value estimate was determined by applying the income approach method. The key assumptions used in the fair value valuation include a probability-weighted range of performance targets for the four-year measurement period of 2012 through 2015 and an adjusted discount rate. The Company periodically reassesses the fair value of the contingent consideration.

The following table shows the adjusted assets and liabilities acquired as of July 28, 2011 (in thousands):

Asset and liabilities acquired	Amount
Trade receivables	$334
Computer equipment	31
Other intangible assets
Acquired software and trademarks	5,150
Non-compete agreement	543
Customer relationships	907

Total assets	6,965

Accounts payable	(130)
Other current liabilities	(197)
Debt assumed	(1,103)
Noncurrent liabilities	(1,217)

Net assets acquired	4,318
Goodwill	7,132

Total purchase price, net of cash acquired	$11,450

The other intangible assets are being amortized over a weighted average life of 5.0 years. The amount of acquisition-related costs incurred and charged to selling, general and administrative expense during 2011 was $0.7 million.

Integrated Media Measurement, Inc. On June 15, 2010, a wholly-owned subsidiary of the Company purchased the technology portfolio, trade name, and equipment of Integrated Media Measurement, Inc. The Company paid $2.5 million for these assets, which included $1.8 million of other intangible assets, $0.3 million of computer equipment, and $0.4 million of goodwill.

Digimarc Corporation. On March 23, 2010, the Company entered into a licensing arrangement with Digimarc Corporation (“Digimarc”) to receive a non-exclusive, worldwide and irrevocable license to a substantial portion of Digimarc’s domestic and international patent portfolio. The Company paid $4.5 million for this other intangible asset.

Other intangible assets are being amortized to expense over their estimated useful lives. The following table presents additional information regarding the Company’s other intangible assets (in thousands):

Other intangible assets

	December 31, 2011
	Acquired software and trademarks	Patent licenses	Non- compete covenant	Customer lists	Total
Gross balance	$6,425	$4,500	$489	$2,230	$13,644

Accumulated Amortization	(947)	(1,130)	(104)	(937)	(3,118)

Net	$5,478	$3,370	$385	$1,293	$10,526

	December 31, 2010
	Acquired software and trademarks	Patent licenses	Non- compete covenant	Customer lists	Total
Gross balance	$1,785	$4,500	$—	$1,413	$7,698

Accumulated Amortization	(193)	(487)	—	(746)	(1,426)

Net	$1,592	$4,013	$—	$667	$6,272

	2011	2010	2009
Amortization expense for other intangibles	$1,713	$822	$141

Future amortization expense for other intangible assets is estimated to be as follows:

Amount
2012	$2,431
2013	$2,326
2014	$2,186
2015	$1,953
2016	$1,291
Thereafter	$339

As of December 31, 2011, and 2010, the Company had no intangible assets with indefinite useful lives.

6.	Prepaids and Other Current Assets

Prepaids and other current assets as of December 31, 2011, and 2010, consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Prepaid income taxes	$1,984	$5,518
Survey participant incentives and prepaid postage	1,770	2,467
Insurance recovery receivables	993	601
Other	2,394	2,746

Prepaids and other current assets	$7,141	$11,332

During 2008, the Company became involved in two securities-law civil actions and a governmental interaction primarily related to the commercialization of the Company’s PPM service. The management of the Company believes a portion of these legal fees and costs are covered by the Company’s Directors and Officers insurance policy and therefore has recognized an insurance recovery receivable. From 2008 until 2011, the Company had incurred approximately $12.1 million in legal fees and costs in defense of its positions related thereto, and as of December 31, 2011, the Company had received $7.9 million in insurance reimbursements related to these legal actions. From 2008 until December 31, 2010, the Company had incurred approximately $9.7 million in legal fees and costs in defense of its positions related thereto, and as of December 31, 2010, the Company had received $5.9 million in insurance reimbursements. In addition, see the discussion in “Item 3. Legal Proceedings” about the proposed settlement of the class action.

For 2011, 2010, and 2009, the Company incurred approximately $2.4 million, $0.9 million, and $2.6 million, respectively, in related legal fees, which were recognized as increases to selling, general, and administrative expense. These legal fees were offset by $2.4 million, $0.9 million and $0.7 million in anticipated insurance recoveries, which were recognized as reductions to selling, general and administrative expense during 2011, 2010, and 2009, respectively. The insurance recovery receivable as of December 31, 2011 and 2010 was $1.0 million and $0.6 million, respectively.

7.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2011, and 2010, consisted of the following (in thousands):

	2011	2010

Employee compensation and benefits	$20,585	$15,914
Royalties due to Scarborough	5,061	5,996
Dividend payable	2,727	2,697
Other	3,903	3,063

	$32,276	$27,670

8.	Debt

On November 21, 2011, the Company terminated its credit facility agreement originally signed on December 20, 2006 (the “2006 Credit Facility”). Also, on November 21, 2011, the Company entered into a new agreement with a consortium of lenders to provide up to $150.0 million of financing to the Company through a five-year, unsecured revolving credit facility (the “Credit Facility”) expiring on November 21, 2016. The agreement contains an expansion feature to increase the total financing available under the Credit Facility by up to $75.0 million to an aggregate of $225.0 million. Such increased financing would be provided by one or more existing Credit Facility lending institutions, subject to the approval of the lending banks, and/or in combination with one or more new lending institutions, subject to the approval of the Credit Facility’s administrative agent. The Credit Facility includes a $20.0 million maximum letter of credit commitment. As of December 31, 2011, the Company had outstanding letters of credit of $0.2 million.

The Credit Facility has two borrowing options, a Eurodollar rate option or an alternate base rate option, as defined in the Credit Facility. Under the Eurodollar option, the Company may elect interest periods of one, two, three or six months (or, with the consent of each lender, nine or twelve months) at the inception date and each renewal date. Borrowings under the Eurodollar option bear interest at the London Interbank Offered Rate (LIBOR) plus a margin of 1.05% to 1.40%. Borrowings under the base rate option bear interest at the higher of the lead lender’s prime rate, the Federal Funds rate plus 50 basis points, or the one-month LIBOR rate adjusted for the statutory reserve rate plus 1%. The specific margins, under the Eurodollar rate option, is determined based on the Company’s leverage ratio and is subject to adjustment every 90 days. The Credit Facility contains a facility fee provision whereby the Company is charged a fee, ranging from 0.20% to 0.35%, applied to the total amount of the commitment.

Interest paid in 2011, 2010, and 2009, was $0.5 million, $0.9 million, and $1.4 million, respectively. Interest capitalized in 2011, 2010, and 2009 was less than $0.1 million for each of 2011 and 2010, and $0.1 million for 2009. Non-cash amortization of deferred financing costs classified as interest expense was $0.1 million in each of 2011, 2010, and 2009. As of December 31, 2011, there were no outstanding borrowings under the Credit Facility. As of December 31, 2010, the outstanding borrowings under the 2006 Credit Facility were $53.0 million and the related interest rate on such borrowings was 0.83%.

The Credit Facility contains certain financial covenants, and limits, among other things, the Company’s ability to sell certain assets, incur additional indebtedness, and grant or incur liens on its assets. The material debt covenants under the Company’s Credit Facility include both a maximum leverage ratio (“leverage ratio”) and a minimum interest coverage ratio (“interest coverage ratio”). The leverage ratio is a non-GAAP financial measure equal to the amount of the Company’s consolidated total indebtedness, as defined in the Credit Facility, divided by a contractually defined adjusted Earnings Before Interest, Taxes, Depreciation and Amortization and non-cash compensation (“Consolidated EBITDA”) for the trailing four-quarter period. The interest coverage ratio is a non-GAAP financial measure equal to the same contractually defined Consolidated EBITDA divided by total interest expense. Both ratios are designed as measures of the Company’s ability to meet current and future obligations.

As of December 31, 2011, based upon these financial covenants, there was no default or limit on the Company’s ability to borrow the unused portion of the Credit Facility.

The Credit Facility also contains customary events of default, including nonpayment and breach covenants. In the event of default, repayment of borrowings under the Credit Facility, as well as the payment of accrued interest and fees, could be accelerated. The Credit Facility also contains cross default provisions whereby a default on any material indebtedness, as defined in the Credit Facility, could result in the acceleration of our outstanding debt and the termination of any unused commitment under the Credit Facility. In addition, a default may result in the application of higher rates of interest on the amounts due. The Company currently has no material outstanding debt.

Under the terms of the Credit Facility, all of the Company’s material domestic subsidiaries, if any, guarantee the commitment. As of December 31, 2011, the Company had no material domestic subsidiaries as defined by the terms of the Credit Facility. As of December 31, 2011, the Company was in compliance with the terms of its Credit Facility.

9.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of December 31, 2011, and 2010, were as follows (in thousands):

	2011	2010

Retirement plan liabilities, net of tax	$(13,453)	$(9,600)
Foreign currency translation	(2,148)	(460)

Accumulated other comprehensive loss	$(15,601)	$(10,060)

10.	Commitments and Contingencies

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

A summary of rental expense for the three years ended December 31, 2011, 2010, and 2009, is presented below, as well as the future minimum lease commitments under noncancelable operating leases having an initial term of more than one year (in thousands):

	2011	2010	2009
Summary of rental expense
Minimum rentals	$8,914	$9,088	$9,724
Less: Sublease rentals	(868)	(938)	(859)

Rental expense	$8,046	$8,150	$8,865

Summary of future lease commitments
2012	7,991
2013	6,272
2014	5,132
2015	5,250
2016	5,041
Thereafter	13,427

Minimum payments required (a)	$43,113

(a)	Minimum payments have not been reduced by sublease rentals of $2,117 due in future years under noncancelable subleases.

Legal Matters

The Company is involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. Legal costs for services rendered in the course of these proceedings are charged to expense as they are incurred.

The Company is involved in a number of governmental interactions primarily related to the commercialization of our PPM service. A contingent loss in the amount of $0.4 million and $0.5 million for these claims was recorded in accrued expenses and other current liabilities on the Company’s consolidated balance sheets as of December 31, 2011, and December 31, 2010, respectively.

11.	Income Taxes

The provision for income taxes is based on income recognized for consolidated financial statement purposes and includes the effects of permanent and temporary differences between such income and income recognized for income tax return purposes. As a result of the reverse spin-off from Ceridian, deferred tax assets consisting of net operating loss (“NOL”) and credit carryforwards were transferred from Ceridian to the Company, along with temporary differences related to the Company’s business. The NOL carryforwards will expire in various amounts from 2012 to 2029. Arbitron Mobile also incurred losses in 2011 available for U.S. carryforward subject to the separate return limitation year rules.

The components of income before income tax expense and a reconciliation of the statutory federal income tax rate to the income tax rate on income before income tax expense for the years ended December 31, 2011, 2010, and 2009 are as follows (dollars in thousands):

	2011	2010	2009
Income (loss) before income tax expense:
U.S.	$89,188	$70,657	$59,853
International	(841)	1,115	1,279

Total	$88,347	$71,772	$61,132

Income tax expense (benefit):
Current:
U.S.	$32,871	$18,706	$18,464
State, local and foreign	3,892	2,441	2,198

Total	36,763	21,147	20,662

Deferred:
U.S.	(3,783)	3,700	1,310
State, local and foreign	2,076	2,447	(3,000)

Total	(1,707)	6,147	(1,690)

	$35,056	$27,294	$18,972

U.S. statutory rate	35.0%	35.0%	35.0%

Income tax expense at U.S. statutory rate	$30,921	$25,120	$21,396
State income taxes, net of federal benefit	3,452	2,834	2,904
Meals and entertainment	198	187	199

Change in valuation allowance for foreign tax credit and capital loss	1,099	(169)	—
State NOL’s recognized	—	—	(4,801)
Adjustments to tax liabilities	(279)	202	207
Other	(335)	(880)	(933)

Income tax expense	$35,056	$27,294	$18,972

Effective tax rate	39.7%	38.0%	31.0%

The effective tax rate increased from 38.0% in 2010 to 39.7% in 2011 primarily due to a valuation allowance with respect to the U.S. deferred tax asset arising from the 2011 net operating loss incurred by Arbitron Mobile.

The Company’s Indian operations are conducted in a Special Economic Zone (SEZ) providing for a reduction of tax rates on certain classes of income when certain conditions are met. The Company was in compliance with these conditions as of December 31, 2011. Beginning April of 2011, the Company became subject to a Minimum Alternate Tax in India due to a change in legislation affecting all SEZ operating companies. The earnings from our foreign operations in India are subject to a tax holiday which partially expires in fiscal year 2013. A deferred tax liability was recognized for the cumulative undistributed earnings which the Company does not expect to permanently reinvest outside of the U.S. Therefore, the Company’s reduction of tax expense due to the tax holiday in India was immaterial during fiscal years 2011 and 2010.

The following table summarizes the activity related to the Company’s unrecognized tax benefits as of December 31, 2011, and 2010 (in thousands):

	2011	2010
Balance at January 1	$1,896	$2,210
Increases related to current year tax positions	107	270
Decreases related to prior years’ tax positions	(537)	(353)
Expiration of the statute of limitations for the assessment of taxes	(166)	(231)

Balance at December 31	$1,300	$1,896

During 2011, certain liabilities for tax contingencies related to prior periods were recognized. Certain other liabilities were reversed due to the settlement and completion of income tax audits and returns and the expiration of audit statutes during the year. The Company’s net unrecognized tax benefits for these changes and other items decreased by $0.6 million to $1.3 million as of December 31, 2011. If recognized, the $1.3 million of unrecognized tax benefits would reduce the Company’s effective tax rate in future periods.

The Company accrues potential interest and penalties and recognizes income tax expense where, under relevant tax law, interest and penalties would be assessed if the uncertain tax position ultimately were not sustained. The Company has recorded a liability for potential interest and penalties of $0.2 million as of December 31, 2011.

Management determined it is reasonably possible that certain unrecognized tax benefits as of December 31, 2011, will decrease during the subsequent 12 months due to the expiration of statutes of federal and state limitations and due to the settlement of certain state audit examinations. The estimated decrease in these unrecognized federal tax benefits and the estimated decrease in unrecognized tax benefits from various states are both immaterial.

The Company files numerous income tax returns, primarily in the United States, including federal, state, and local jurisdictions, and certain foreign jurisdictions. Tax years ended December 31, 2008 through December 31, 2010, remain open for assessment by the Internal Revenue Service. Generally, the Company is not subject to state, local, or foreign examination for years prior to 2006. However, tax years 1992 through 2005 remain open for assessment for certain state taxing jurisdictions where NOL carryforwards were utilized on income tax returns for such states since 2006.

Temporary differences and the resulting deferred income tax assets as of December 31, 2011, and 2010, were as follows (in thousands):

	2011	2010
Deferred tax assets
Current deferred tax assets
Accruals	$5,084	$3,315
Net operating loss carryforwards	1,314	1,443

	6,398	4,758

Noncurrent deferred tax assets
Benefit plans	$11,237	$8,744

Accruals	2,372	1,192
Net operating loss carryforwards	760	1,575
Share-based compensation	7,573	5,742
Partnership interest	1,851	2,002
Investment impairment	1,355	—
Other	1,316	724

	26,464	19,979
Less valuation allowance	(1,262)	(163)

Total deferred tax assets	31,600	24,574
Deferred tax liabilities
Noncurrent deferred tax liabilities
Basis differences in intangible assets and property and equipment	$(22,860)	$(19,346)
Benefit plans	(2,476)	(2,431)
Other	(1,168)	(734)

Total deferred tax liabilities	(26,504)	(22,511)

Net deferred tax assets	$5,096	$2,063

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which the temporary differences become deductible and before tax credits or net operating loss carryforwards expire. Management considered the historical results of the Company during the previous three years and projected future U.S. and foreign taxable income and determined that a valuation allowance of $1.3 million and $0.2 million was required as of December 31, 2011 and 2010, respectively, for net operating losses, specific capital losses and foreign tax credit carryforwards.

Income taxes paid in 2011, 2010, and 2009 were $31.7 million, $24.9 million, and $23.7 million, respectively.

12.	Retirement Plans

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

For purposes of measuring the Company’s benefit obligation as of December 31, 2011, and 2010, a discount rate of 4.41% and 5.09%, respectively, was used. These discount rates were chosen using an analysis of the Hewitt Bond Universe yield curve that reflects the plan’s projected cash flows. The fair value of plan assets increased by $1.6 million as of December 31, 2011, as compared to December 31, 2010, as employer contributions and investment gains exceeded benefits paid during the year. The plan’s projected benefit obligation increased by a net amount of $7.6 million, due primarily to the use of a lower discount rate as of December 31, 2011. The Company’s projected benefit obligations exceeded plan assets by $15.8 million and $9.8 million as of December 31, 2011, and 2010, respectively. Pension cost, excluding any pension settlement charges incurred during the year, was $1.9 million, $1.5 million and $1.5 million for 2011, 2010, and 2009, respectively.

The Company’s projected benefit obligation was estimated using an expected long-term rate of return on assets of 8.0%. The Company employs a total return investment approach whereby a mix of equities and fixed income investments is used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The Company’s investment strategy is to diversify assets so that adverse results from one asset or asset class will not have an unduly detrimental effect on the entire portfolio. Diversification includes by type, by characteristic, and by number of investments, as well as by investment style of management organization.

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

The following is a description of the valuation methodologies used for pension plan assets measured at fair value.

Money market fund: The investment in the money market fund is valued at the net asset value of shares held at year end.

Collective investment funds: Investments in collective investment funds are valued at the last reported transaction price per unit.

The fair values of the Company’s pension plan assets at December 31, 2011, and 2010, by asset category are as follows (in thousands):

	As of December 31, 2011
	Total Fair Value	Quoted prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3

Asset Category
Collective investment funds
Fixed income (a)	$11,062	$—	$11,062	$—
U.S. equity growth	6,945	—	6,945	—
U.S. equity value	6,952	—	6,952	—
Foreign equity	2,810	—	2,810	—
Money market fund	702	702	—	—

Pension assets at December 31, 2011	$28,471	$702	$27,769	$—

(a)	As of December 31, 2011, the fixed income fund consisted of a 34% investment in asset and mortgage-backed securities, a 41% investment in U.S. treasury securities, and a 25% investment in corporate bonds.

	As of December 31, 2010
	Total Fair Value	Quoted prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3

Asset Category
Collective investment funds
Fixed income (b)	$10,626	$—	$10,626	$—
U.S. equity growth	6,607	—	6,607	—
U.S. equity value	6,622	—	6,622	—
Foreign equity	2,658	—	2,658	—
Money market fund	345	345	—	—

Pension assets at December 31, 2010	$26,858	$345	$26,513	$—

(b)	As of December 31, 2010, the fixed income fund consisted of a 35% investment in asset and mortgage-backed securities, a 41% investment in U.S. treasury securities, and a 24% investment in corporate bonds.

Cash held and intended to pay benefits is considered to be a residual asset in the asset mix, and therefore, compliance with the ranges and targets specified shall be calculated excluding such assets. Assets of the plan do not include securities issued by the Company. The target allocation for each asset class is 60% equity securities and 40% debt securities.

The components of net periodic cost and other comprehensive loss (income) for the years ended December 31, 2011, 2010, and 2009, are as follows (in thousands):

	2011	2010	2009
Net periodic cost
Service cost of benefits	$774	$731	$790
Interest cost	1,819	1,883	1,847
Expected return on plan assets	(2,051)	(2,118)	(2,172)
Amortization of net actuarial loss	1,370	1,052	992
Amortization of prior service cost	—	—	22

Total	$1,912	$1,548	$1,479

Other changes in plan assets and projected benefit obligation recognized in other comprehensive loss (income)
Net actuarial loss (gain) arising this year	7,449	281	(2,295)
Actuarial loss charged to expense due to settlement	—	—	(1,521)
Net actuarial loss amortized this year	(1,370)	(1,052)	(992)
Prior service cost amortized this year	—	—	(22)

Recognized in other comprehensive loss (income)	6,079	(771)	(4,830)

Recognized in net periodic pension cost and other comprehensive loss (income)	$7,991	$777	$(3,351)

The Company’s estimate for contributions to be paid in 2012 is $2.6 million. The expected benefit payments are as follows (in thousands):

2012	$2,053
2013	$2,192
2014	$2,144
2015	$2,127
2016	$2,790
2017 - 2021	$13,973

The accumulated benefit obligation for the defined benefit pension plan was $40.3 million and $32.6 million as of December 31, 2011, and 2010, respectively.

The funded status of the plan as of the measurement dates of December 31, 2011, and 2010, and the change in funded status for the measurement periods ended December 31, 2011, and 2010, are shown in the accompanying table for the Company’s pension plan, along with the assumptions used in the calculations (dollars in thousands):

	Pension Plan
	2011	2010
Change in projected benefit obligation
At beginning of year	$36,690	$34,760
Service cost	774	731
Interest cost	1,819	1,883
Plan participants’ contributions	238	231
Actuarial loss	6,122	965
Benefits paid	(1,397)	(1,880)

At end of year	$44,246	$36,690

Change in fair value of plan assets
At beginning of year	$26,858	$24,587
Actual return on plan assets	724	2,802
Employer contribution	2,048	1,118
Plan participants’ contributions	238	231
Benefits paid	(1,397)	(1,880)

At end of year	$28,471	$26,858

Funded status - net pension liability at year end	$(15,775)	$(9,832)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$19,744	$13,665

Estimated amounts of accumulated other comprehensive loss to be recognized as net periodic cost during the subsequent year
Net actuarial loss	$1,885	$1,370

Weighted-average assumptions
Discount rate - components of cost	5.09%	5.52%
Discount rate - benefit obligations	4.41%	5.09%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	N/A	N/A

Supplemental Retirement Benefits

During the years ended December 31, 2011, 2010, and 2009, the Company sponsored the Benefit Equalization Plan (“BEP”), the purpose of which is to ensure that pension plan participants will not be deprived of benefits otherwise payable under the pension plan but for the operation of the provisions of Internal Revenue Code sections 415 and 401. The accumulated benefit obligation for the BEP as of December 31, 2011, and 2010, was $3.3 million and $2.9 million, respectively.

As of December 31, 2011, and 2010, prepaid pension cost related to the BEP of $0.3 million and $0.2 million, respectively, was held in a benefit protection trust and included in other noncurrent assets in the consolidated balance sheets. The Company’s estimate for contributions to be paid for the BEP in 2012 is $0.2 million. The expected benefit payments for the BEP are as follows (in thousands):

2012	$161
2013	$161
2014	$161
2015	$191
2016	$192
2017 - 2021	$966

For the years ended December 31, 2010 and 2009, in addition to the BEP, the Company also sponsored a Supplemental Executive Retirement Plan ( “SERP” individually or “Supplemental Plans” when combined with the BEP). The SERP was a supplemental retirement plan for a former chief executive officer, who retired from the Company on December 31, 2009. The Company’s $0.7 million SERP obligation was paid during 2010.

The Supplemental Plans are nonqualified, unfunded supplemental retirement plans. The components of net periodic Supplemental Plan cost and other comprehensive (income) loss for the years ended December 31, 2011, 2010, and 2009 are as follows (in thousands):

	2011	2010	2009
Net periodic cost
Service cost of benefits	$20	$16	$93
Interest cost	159	192	318
Amortization of net actuarial loss	153	148	431
Amortization of prior service credit	—	—	(16)

Total	$332	$356	$826

Other changes in plan assets and projected benefit obligation recognized in other comprehensive loss (income)
Net actuarial loss (gain) arising this year	$464	$493	$(1,104)
Net actuarial loss amortized this year	(153)	(148)	(431)
Actuarial loss due to settlement	—	(1,222)	(267)
Prior service credit due to curtailment	—	—	6
Prior service credit amortized this year	—	—	16

Recognized in other comprehensive loss (income)	$311	$(877)	$(1,780)

Recognized in net periodic cost and other comprehensive loss (income)	$643	$(521)	$(954)

The funded status and the change in funded status for the measurement periods ended December 31, 2011, and 2010 are shown in the accompanying table for the Company’s supplemental retirement plans, along with the assumptions used in the calculations (dollars in thousands):

	Supplemental Plans
	2011	2010
Change in projected benefit obligation
At beginning of year	$3,204	$5,720
Service cost	20	16
Interest cost	159	192
Plan participants’ contributions	11	6
Actuarial loss	464	493
Benefits paid	(158)	(3,223)

At end of year	$3,700	$3,204

Change in fair value of plan assets
At beginning of year	—	—
Actual return on plan assets	—	—
Employer contribution	147	3,217
Plan participants’ contributions	11	6
Benefits paid	(158)	(3,223)

At end of year	$—	$—

Funded status - net liability at year end	$3,700	$3,204

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$1,863	$1,552

Estimated amounts of accumulated other comprehensive loss to be recognized as net periodic cost during the subsequent year
Net actuarial loss	$192	$153

Weighted-average assumptions
Discount rate
Components of cost	5.09%	5.52%
Benefit obligations	4.41%	5.09%
Expected return on plan assets	N/A	N/A
Rate of compensation increase	N/A	N/A

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

No settlement charges were incurred or recognized during 2011. The following table shows the income statement line items impacted by the recognition of the settlement charges in 2010 and 2009 (in thousands):

	2010	2009
Cost of revenue	$—	$—
Selling, general, and administrative	1,222	—
Research and development	—	—
Restructuring and reorganization	—	1,803

Total costs and expenses	$1,222	$1,803

Postretirement Benefits

The Company provides health care benefits for eligible retired employees who participate in the pension plan and were hired before January 1, 1992. These postretirement benefits are provided by several health care plans in the United States for both pre-age 65 retirees and certain grandfathered post-age 65 retirees. Employer contributions to these plans differ for various groups of retirees and future retirees. Employees hired before January 1, 1992 and retiring after that date may enroll in plans for which a Company subsidy is provided through age 64. As of December 31, 2011, and 2010, the Company’s discount rate on its actuarially determined benefit obligations was 3.91% and 4.56%, respectively. The discount rates for 2011 and 2010 were chosen using an analysis of the Hewitt Bond Universe yield curve that reflects the plan’s projected cash flows.

The Company’s postretirement benefit liability was $1.9 million and $1.8 million as of December 31, 2011, and 2010, respectively. The Company’s postretirement benefit expense was $0.1 million for the year ended December 31, 2011, and $0.2 million for each of the years ended December 31, 2010, and 2009. The postretirement plan is unfunded.

The Company expects to make $0.1 million in contributions in 2012. The expected benefit payments are as follows (in thousands):

2012	$120
2013	$128
2014	$146
2015	$157
2016	$139
2017-2021	$763

The components of net periodic postretirement plan cost and other comprehensive loss (income) for the years ended December 31, 2011, 2010, and 2009, are as follows (in thousands):

	2011	2010	2009
Net periodic cost
Service cost of benefits	$38	$38	$49
Interest cost	81	89	92
Amortization of net actuarial loss	28	36	43

Total	$147	$163	$184

Other changes in plan assets and projected benefit obligation recognized in other comprehensive loss (income)
Net actuarial loss (gain) arising this year	$(35)	$(79)	$(41)
Net actuarial loss amortized this year	(28)	(36)	(43)

Recognized in other comprehensive loss (income)	$(63)	$(115)	$(84)

Recognized in net periodic cost and other comprehensive loss (income)	$84	$48	$100

The accompanying table presents the balances of and changes in the postretirement benefit obligation as of the measurement dates of December 31, 2011, and 2010 (dollars in thousands):

	Postretirement Plan
	2011	2010
Change in projected benefit obligation
At beginning of year	$1,837	$1,783
Service cost	38	38
Interest cost	81	89
Plan participants’ contributions	55	59
Actuarial gain	(35)	(79)
Benefits paid	(69)	(53)

At end of year	$1,907	$1,837

Change in fair value of plan assets
At beginning of year	$—	$—
Employer contribution	14	(6)
Plan participants’ contributions	55	59
Benefits paid	(69)	(53)

At end of year	$—	$—

Funded status - net liability at year end	$1,907	$1,837

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$348	$411

Estimated amounts of accumulated other comprehensive loss to be recognized as net periodic cost during the subsequent year
Net actuarial loss	$21	$25

Weighted-average assumptions
Discount rate
Components of cost	4.56%	5.17%
Benefit obligations	3.91%	4.56%
Expected return on plan assets	N/A	N/A
Rate of compensation increase	N/A	N/A

The assumed health care cost trend rate used in measuring the post retirement benefit obligation was 8.50% for pre-age 65 and post-age 65 in 2011, with pre-age and post-age 65 rates declining to an ultimate rate of 5.00% in 2018. A 1.0% change in this rate would change the benefit obligation by up to approximately $0.2 million and the aggregate service and interest cost by less than $0.1 million.

401(k) Plan

The Company’s employees may participate in a defined contribution plan sponsored by the Company. For the period ended December 31, 2011, there was no plan limitation on the percentage of eligible earnings a participant could contribute to the plan, other than those limitations set by the Internal Revenue Code. For the period ended December 31, 2010, the plan generally provided for employee salary deferral contributions of up to 17% of eligible employee compensation.

Under the terms of the plan, the Company contributes a matching contribution of 50% up to a maximum of 3% of eligible employee compensation related to employees who are pension participants and up to a maximum of 6% of eligible employee compensation related to employees who are not pension participants. The Company may also make an additional discretionary matching contribution of up to 30% up to the maximum eligible employee compensation. The Company’s costs with respect to its contributions to the defined contribution plan were $2.7 million, $2.1 million and $2.0 million in 2011, 2010, and 2009, respectively.

13.	Share-Based Compensation

The following table sets forth information with regard to the income statement recognition of share-based compensation (in thousands):

	2011	2010	2009
Cost of revenue	$592	$418	$451
Selling, general and administrative	7,057	5,767	9,438
Research and development	371	293	142

Total share-based compensation	$8,020	$6,478	$10,031

The total income tax benefit recognized in the income statement for share-based compensation arrangements was $3.2 million, $2.5 million, and $3.9 million for the years ended December 31, 2011, 2010, and 2009, respectively. No share-based compensation cost was capitalized during the years ended December 31, 2011, 2010, and 2009. The increase (decrease) in net excess tax benefits realized for the tax deductions from stock options exercised and stock awards vesting during the year was $0.9 million, less than $0.1 million and $(1.8) million for the years ended December 31, 2011, 2010, and 2009, respectively.

The Company had two active stock incentive plans (“SIP” individually or “SIPs” collectively) from which awards of stock options, nonvested share awards and performance awards were available for grant to eligible participants during 2011: the 2001 SIP, a non-stockholder-approved plan; and the 2008 Equity Compensation Plan, a stockholder-approved plan. The Company believes that such awards align the interests of its employees with those of its stockholders. Eligible recipients in the SIPs include all employees of the Company and any non-employee director, consultant and independent contractor of the Company. As of December 31, 2011, the number of shares available for future grants was 2,965,033 shares under the 2008 Equity Compensation Plan, which has an expiration date of May 25, 2020.

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

Compensation expense for stock options is recognized on a straight-line basis over the vesting period using the fair value of each stock option estimated as of the grant date. The Company uses historical data to estimate future option exercises and employee terminations in order to determine the expected term of the stock option, where the expected term of the stock option granted represents the period of time that such stock option is expected to be outstanding. Identified groups of option holders with similar historical exercise behavior are considered separately for valuation purposes. The expected term of stock options can vary for groups of option holders exhibiting different behavior. The fair value of each stock option granted to employees and non-employee directors was estimated on the date of grant using a Black-Scholes stock option valuation model, which uses a risk-free interest rate and measure of volatility, among other things, to estimate fair value. The risk-free interest rate for periods within the contractual life of the stock option is based on the U.S. Treasury strip bond yield curve in effect at the time of grant. Expected volatilities are based on the historical volatility of the Company’s common stock.

The fair value of each stock option granted during the years ended December 31, 2011, 2010, and 2009, was estimated using the assumptions noted in the following table:

Assumptions for Stock Options Granted	2011	2010	2009
Expected volatility	39.64 - 41.09%	35.56 - 39.89%	31.88 - 35.31%
Expected dividends	0.90 - 1.19%	1.50 - 1.80%	1.91 - 2.95%
Expected term (in years)	5.66 - 5.89	4.50 - 6.50	5.75 - 6.25
Risk-free rate	1.24 - 2.76%	1.73 - 3.29%	2.13 - 2.94%
Weighted-average volatility	40.45%	37.76%	33.96%
Weighted-average dividends	1.04%	1.75%	2.22%
Weighted-average term (in years)	5.86	5.43	5.96
Weighted-average risk-free rate	1.97%	2.45%	2.47%
Weighted-average grant date fair value	$14.55	$7.33	$5.31

A summary of stock option activity under the SIPs as of December 31, 2011, and changes during the year then ended, is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2010	2,020,767	$32.17
Granted	154,226	39.21
Exercised	(115,788)	20.18
Forfeited or expired	(15,431)	30.95

Outstanding at December 31, 2011	2,043,774	$33.39	5.62	$10,537

Vested or expected to vest at December 31, 2011	2,009,984	$33.49	5.57	$10,240

Exercisable at December 31, 2011	1,549,376	$35.69	4.77	$5,681

As of December 31, 2011, there was $2.4 million of total unrecognized compensation cost related to stock options granted under the SIPs. This aggregate unrecognized cost is expected to be recognized over a weighted-average remaining period of 1.9 years.

	2011	2010	2009
	(In thousands)
Intrinsic value of stock options exercised	$2,269	$3,725	$3
Cash received from stock options exercised	$2,336	$6,076	$68

Service and Performance Award Units

Service award units. The Company granted service award units under the SIPs. These service award units (i) were issued at the fair market value of the Company’s common stock on the date of grant, (ii) vest in four equal annual installments beginning on the first anniversary date of the grant, and (iii) for any unvested units, expire without vesting if the employee is no longer employed by the Company. For those service award units granted prior to 2010, the service award units generally provide for accelerated vesting if there is a change in control of the Company. Effective for service award units granted in 2010 and after, the service award units provide for accelerated vesting if (i) there is a change in control of the Company and (ii) the participant’s employment terminates during the 24-month period following the effective date of the change in control for one of the reasons specified in the restricted stock unit agreement.

A summary of the status of the Company’s service awards as of December 31, 2011, and changes during the year ended December 31, 2011, is presented below:

Service Award Units	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2010	169,203	$21.07
Granted	18,434	42.72
Vested	(58,819)	26.99
Cancellations	(1,581)	22.46

Nonvested at December 31, 2011	127,237	$21.45

Expected to vest at December 31, 2011	119,577	$21.45

Compensation expense for service award units is recognized on a straight-line basis over the vesting period using the fair market value of the Company’s common stock on the date of grant. As of December 31, 2011, there was $2.0 million of total unrecognized compensation cost related to service award units granted under the SIPs. This aggregate unrecognized cost for service award units is expected to be recognized over a weighted-average period of 1.93 years. The total fair value of service awards vested, using the fair value on vest date, during the years ended December 31, 2011, 2010, and 2009, was $2.6 million, $2.3 million, and $2.0 million, respectively.

Performance award units. During 2011 and 2010, the Company granted performance award units under the SIPs. These performance award units (i) were issued at the fair market value of the Company’s common stock on the date of grant, (ii) will expire without vesting if the Company’s return on invested capital (“ROIC”) for the annual performance period does not exceed 12 percent, which is an approximation of the Company’s weighted average cost of capital, (iii) will, if the Company’s ROIC exceeds 12 percent, vest in four equal annual installments beginning on the first anniversary date of the grant, and (iv) for any unvested units, expire without vesting if the recipient is no longer employed by the Company. The Company’s performance award units provide for accelerated vesting if (i) there is a change in control of the Company and (ii) the recipient’s employment terminates during the 24-month period following the effective date of the change in control for one of the reasons specified in the performance-based restricted stock unit agreement.

A summary of the status of the Company’s performance awards as of December 31, 2011, and changes during the year ended December 31, 2011, is presented below:

Performance Award Units	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2010	78,974	$26.33
Granted	52,503	42.77
Vested	(19,765)	26.33
Cancellations	(2,191)	35.93

Nonvested at December 31, 2011	109,521	$34.29

Expected to vest at December 31, 2011	102,928	$34.29

Compensation expense for performance award units is recognized using the fair market value of the Company’s common stock on the date of grant and on an accelerated basis. The Company recognizes expense for these performance award units under the assumption that the performance ROIC target will be achieved. If it appears probable such performance ROIC target will not be met, the Company will stop recognizing any further compensation cost and any previously recognized compensation cost would be reversed.

As of December 31, 2011, there was $2.0 million of total unrecognized compensation cost related to performance award units granted under the SIPs. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 3.04 years. The total fair value of performance awards vested, using the fair value on vest date, during the year ended December 31, 2011, was $0.8 million. No performance award units vested during 2010 and 2009.

Deferred Stock Units

Service DSU grant to CEO. During 2011 and 2010, the Company granted service-based deferred stock unit awards (“Service DSUs”) under the SIPs to its CEO. Service DSUs are issued at the fair market value of the Company’s stock on the date of grant, and generally vest annually over a four-year period on each anniversary date of the grant. The Service DSUs, if vested, will be convertible into shares of the Company’s common stock following the holder’s termination of employment. The Service DSUs provide for accelerated vesting upon termination without cause or the CEO’s retirement as defined in his employment agreement. No Service DSUs were converted into shares of the Company’s common stock during 2011.

Service DSU Units Granted to CEO	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2010	60,144	$24.94
Granted	900	44.44
Vested	(15,936)	26.04

Total at December 31, 2011	45,108	$24.94

Expected to vest at December 31, 2011	45,108	$24.94

Compensation expense for Service DSUs is recognized on a straight-line basis over the vesting period using the fair market value of the Company’s common stock on the date of grant. As of December 31, 2011, there was less than $0.1 million of total unrecognized compensation cost related to Service DSUs. This aggregate unrecognized cost is expected to be recognized over the weighted-average remaining period of 0.03 years. The total fair value of Service DSUs vested, using the fair value on vest date, during the year ended December 31, 2011, was $0.7 million. No Service DSUs vested during 2010 and 2009.

Performance DSU grant to CEO. During 2011 and 2010, the Company granted performance-based deferred stock unit awards (“Performance DSUs”) under the SIPs to its CEO. These Performance DSUs (i) were issued at the fair market value of the Company’s common stock on the date of grant, (ii) will expire without vesting if the Company’s return on invested capital (“ROIC”) for the annual performance period does not exceed 12 percent, which is an approximation of the Company’s weighted average cost of capital, (iii) will, if the Company’s ROIC exceeds 12 percent, vest in four equal annual installments beginning on the first anniversary date of the grant, and (iv) provide for accelerated vesting upon termination without cause or the CEO’s retirement as defined in his employment agreement. These Performance DSUs, if vested, will be convertible into shares of the Company’s common stock, subsequent to termination of employment.

Performance DSUs Granted to CEO	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2010	23,004	$22.17
Granted	24,122	44.44
Vested	(5,751)	22.17

Total at December 31, 2011	41,375	$35.15

Expected to vest at December 31, 2011	41,375	$35.15

Compensation expense for Performance DSUs is recognized using the fair market value of the Company’s common stock on the date of grant and on an accelerated basis. The Company recognizes expense for these Performance DSUs under the assumption that the performance target will be achieved. If it appears probable such performance target will not be met, the Company will stop recognizing any further compensation cost and any previously recognized compensation cost would be reversed. As of December 31, 2011, there was $0.5 million of total unrecognized compensation cost related to Performance DSUs. This aggregate unrecognized cost is expected to be recognized over the weighted-average remaining period of 1.02 years. The total fair value of Performance DSUs vested, using the fair value on vest date, during the year ended December 31, 2011, was $0.2 million. No Performance DSUs vested during 2010 and 2009.

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

In addition to receiving Board DSU grants annually, the Board members have the right to elect to receive all or a portion of their retainer and meeting attendance fees as cash and/or Board DSUs, which vest immediately. Board DSUs are only granted to non-employee Directors.

A summary of the status of the Company’s nonvested Board DSUs as of December 31, 2011, and changes during the year ended December 31, 2011, is presented below:

Nonvested Board DSUs	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2010	32,961	$28.43
Granted	30,397	39.89
Vested	(17,212)	31.46

Nonvested at December 31, 2011	46,146	$34.85

Vested at December 31, 2011	65,433	$30.15

Expected to vest at December 31, 2011	43,262	$34.85

Compensation expense for Board DSUs is recognized on a straight-line basis over the vesting period using the fair market value of the Company’s common stock on the date of grant. As of December 31, 2011, there was $1.2 million of total unrecognized compensation cost related to Board DSUs granted to non-employee directors. This aggregate unrecognized cost is expected to be recognized over the weighted-average period of 2.07 years. The total fair value of share awards vested, using the fair value on vest date, during the years ended December 31, 2011, 2010, and 2009, was $0.7 million, $0.2 million, and $1.4 million, respectively.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) under which full time employees may purchase shares from the Company at a discount to the fair market value. As of December 31, 2011, the number of shares of the Company’s common stock available for issuance under the ESPP was 333,603. The purchase price of the stock to ESPP participants is 85% of the lesser of the fair market value on either the first day or the last day of the applicable three-month offering period. Other ESPP information for the years ended December 31, 2011, 2010, and 2009 is noted in the following table (dollars in thousands):

	2011	2010	2009
Number of ESPP shares issued	42,443	56,279	102,081
Amount of proceeds received from employees	$1,288	$1,207	$1,233
Share-based compensation expense	$352	$332	$385

14.	Significant Customers and Concentration of Credit Risk

Arbitron is a leading media and marketing information services firm primarily serving radio, advertisers, advertising agencies, cable and broadcast television, retailers, out-of-home media, online media, mobile media, telecommunications providers, and print media. The Company’s quantitative radio ratings services and related software accounted for approximately 88 percent of its total revenue in each of the years ended December 31, 2011, 2010, and 2009.

The Company had one customer that individually represented approximately 19%, 20%, and 19% of its annual revenue for the years ended December 31, 2011, 2010, and 2009, respectively. The Company had two customers that individually represented approximately 23% and 11% of the Company’s total accounts receivable as of December 31, 2011, and two customers that individually represented approximately 24% and 11% of the Company’s total accounts receivable as of December 31, 2010. The Company has historically experienced a high level of contract renewals.

15.	Financial Instruments

The management of the Company believes that the fair market value of the TRA investment approximates the carrying value of $1.7 million and $5.2 million as of December 31, 2011, and 2010, respectively. The Company accounts for its $1.7 million investment in TRA’s preferred stock using the cost method of accounting. TRA is closely held and there is not an efficient market in which buyers and sellers determine the fair value of these shares. The Company periodically assesses the fair value of its investment in TRA through comparative analysis and analysis of TRA’s actual and projected financial results. During the fourth quarter ended December 31, 2011, the Company determined that the fair value of its investment in TRA fell below its carrying value and the Company recorded a $3.5 million impairment charge.

Fair values of accounts receivable and accounts payable approximate carrying values due to their short-term nature. Due to the floating rate nature of the Company’s revolving obligation under its Credit Facility, the fair value of $53.0 million in outstanding borrowings as of December 31, 2010, approximated its carrying amount. There were no outstanding borrowings as of December 31, 2011 under the Company’s Credit Facility.

16.	Enterprise-Wide Information

The following table sets forth the revenue for each group of services provided to our external customers for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	2011	2010	2009

Radio audience ratings services	$340,479	$317,606	$307,217
Local market consumer information services	35,173	35,187	34,991
Software applications	35,676	34,138	33,809
All other services	10,982	8,448	8,935

Total revenue	$422,310	$395,379	$384,952

The following table sets forth geographic information for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	United States	International(1)	Total
2011
Revenues	$415,869	$6,441	$422,310
2010
Revenues	$390,424	$4,955	$395,379
2009
Revenues	$379,055	$5,897	$384,952

(1)	The revenues of the individual countries comprising these amounts are not significant.

17.	Quarterly Information (Unaudited) (dollars in thousands, except per share data):

	Three Months Ended
	March 31	June 30	September 30	December 31
2011
Revenue	$100,869	$95,737	$105,563	$120,141
Gross profit	55,190	34,712	56,175	55,852
Net income	16,247	7,584	15,351	14,109
Net income per weighted average common share
Basic	$0.60	$0.28	$0.56	$0.52
Diluted	$0.59	$0.27	$0.55	$0.51
Dividends per common share	$0.10	$0.10	$0.10	$0.10

2010
Revenue	$95,896	$88,339	$99,470	$111,674
Gross profit	52,743	28,835	49,086	49,386
Net income	13,748	3,799	11,328	15,603
Net income per weighted average common share
Basic	$0.52	$0.14	$0.42	$0.58
Diluted	$0.51	$0.14	$0.42	$0.57
Dividends per common share	$0.10	$0.10	$0.10	$0.10

Per share data are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share will not necessarily equal the total for the year. Per share data may not total due to rounding.

Arbitron Inc.

Consolidated Schedule of Valuation and Qualifying Accounts

For the Years Ended December 31, 2011, 2010, and 2009

(In thousands)

	2011	2010	2009
Allowance for doubtful trade accounts receivable:
Balance at beginning of year	$4,708	$4,708	$2,598
Additions charged to expenses	2,234	1,375	2,723
Write-offs net of recoveries	(2,327)	(1,375)	(613)

Balance at end of year	$4,615	$4,708	$4,708

Deferred tax asset valuation allowance:
Balance at beginning of year	$163	$332	$332
Addition charged to expenses	1,099	—	—
Deferred tax assets utilized	—	(169)	—

Balance at end of year	$1,262	$163	$332

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2011, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Arbitron’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based upon that assessment, our management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on these criteria.

The attestation report of KPMG LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is set forth on page 52 of this Annual Report on Form 10-K, and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION — NONE

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information related to directors, nominees for directorships, and executive officers required by this Item is included in the sections entitled “Election of Directors” and “Executive Compensation and Other Information” of the definitive proxy statement for the Annual Stockholders Meeting to be held in 2012 (the “proxy statement”), which is incorporated herein by reference and will be filed with the Securities and Exchange Commission not later than 120 days after the close of Arbitron’s fiscal year ended December 31, 2011.

Information regarding compliance with Section 16(a) of the Exchange Act required by this item is included in the section entitled “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” of the proxy statement, which is incorporated herein by reference.

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

The following table summarizes the equity compensation plans under which Arbitron’s common stock may be issued as of December 31, 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,349,344	$32.00	2,965,033
Equity compensation plans not approved by security holders	150,712	$41.29	0

Total	2,500,056	$32.56	2,965,033

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

(1) Financial Statements: The following financial statements, together with the report thereon of independent auditors, are included in this Report:

•	Independent Registered Public Accounting Firm Reports

•	Consolidated Balance Sheets as of December 31, 2011 and 2010

•	Consolidated Statements of Income for the Years Ended December 31, 2011, 2010, and 2009

•	Consolidated Statements of Stockholders’ Equity Deficit for the Years Ended December 31, 2011, 2010, and 2009

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009

•	Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010, and 2009

(2) Consolidated Financial Statement Schedule of Valuation and Qualifying Accounts

(3) Exhibits:

			Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation)	S-8	33-54379	4.01	6/30/94

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation)	10-Q	1-1969	3	8/13/96

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation)	10-Q	1-1969	3.01	8/11/99

3.4	Certificate of Amendment of the Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation)	10-K	1-1969	3.4	4/02/01

3.5	Third Amended and Restated Bylaws of Arbitron Inc., effective as of November 16, 2011	8-K	1-1969	3.1	11/22/11

4.1	Specimen of Common Stock Certificate	10-K	1-1969	4.1	4/02/01

4.2	Rights Agreement, dated as of November 21, 2002, between Arbitron Inc. and The Bank of New York, as Rights Agent, which includes the form of Certificate of Designation of the Series B Junior Participating Preferred Stock as Exhibit A, the Summary of Rights to Purchase Series B Junior Participating Preferred Shares as Exhibit B and the Form of Rights Certificate as Exhibit C	8-K	1-1969	99.1	11/22/02

4.3	Amendment No. 1 to Rights Agreement, dated as of January 31, 2007, between Arbitron Inc. and The Bank of New York, as Rights Agent	10-K	1-1969	4.3	2/27/07

4.4	Amendment No. 2 to Rights Agreement, dated as of May 13, 2010, between Arbitron Inc. and The Bank of New York Mellon, as Rights Agent	10-Q	1-1969	4.1	8/5/10

4.5	Amendment No. 3 to Rights Agreement, dated as of August 2, 2010, between Arbitron Inc. and The Bank of New York Mellon, as Rights Agent	10-Q	1-969	4.2	8/5/10

10.1	Arbitron Executive Investment Plan, effective as of January 1, 2001	10-K	1-1969	10.10	3/08/05

10.2	Form of Non-Qualified Stock Option Agreement	8-K	1-1969	10.1	2/23/05

10.3	Form of Non-Qualified Stock Option Agreement for Annual Non-Employee Director Stock Option Grants	8-K	1-1969	10.2	2/23/05

10.4	Form of Non-Qualified Stock Option Agreement for Initial Non-Employee Director Stock Option Grants	8-K	1-1969	10.3	2/23/05

10.5	Form of Nonqualified Stock Option Agreement for Non-Employee Director Stock Options in lieu of Fees Grants	8-K	1-1969	10.4	2/23/05

10.6	Form of Deferred Stock Unit Agreement for Non-Employee Director Stock-for-Fees Deferred Stock Unit	8-K	1-1969	10.5	2/23/05

10.7	Amended and Restated Arbitron Inc. Director Deferred Compensation Procedures	10-K	1-1969	10.18	2/27/06

10.8	1999 Stock Incentive Plan, Amended as of May 15, 2007	10-Q	1-1969	10.2	8/03/07

10.9	1999 Stock Incentive Plan Form of Restricted Stock Agreement	8-K	1-1969	10.1	2/28/06

10.10	Form of Restricted Stock Unit Agreement Granted under the 1999 Stock Incentive Plan	10-Q	1-1969	10.2	5/04/07

10.11	Form of CEO Restricted Stock Unit Grant Agreement Granted Under the 1999 Stock Incentive Plan	10-Q	1-1969	10.3	5/04/07

10.12	Form of 2008 CEO Restricted Stock Unit Agreement Granted Under the 1999 Stock Incentive Plan	10-Q	1-1969	10.2	5/06/08

10.13	Arbitron Benefit Equalization Plan, effective as of January 1, 2001	10-K	1-1969	10.20	3/08/05

10.14	Arbitron Inc. 2001 Broad Based Stock Incentive Plan	10-Q	1-1969	10.14	5/15/01

10.15	Form of Performance-Based Restricted Stock Unit Agreement Under the 2001 Broad Based Stock Incentive Plan	10-Q	1-1969	10.3	8/5/10

10.16	Arbitron Inc. 2008 Equity Compensation Plan, amended and restated as of May 25, 2010	10-Q	1-1969	10.1	8/5/10

10.17	Form of Non-Statutory Stock Option Agreement Under the 2008 Equity Compensation Plan	10-K	1-1969	10.25	3/02/09

10.18	Form of 2008 Equity Compensation Plan Non-Statutory Stock Option Agreement (Annual Director Grant)	10-Q	1-1969	10.1	5/07/09

10.19	Form of 2008 Equity Compensation Plan Director Deferred Stock Unit Agreement	10-Q	1-1969	10.2	5/07/09

10.20	Form of 2008 Equity Compensation Plan Non-Statutory Stock Option Agreement (Director Grant in Lieu of Fees)	10-Q	1-1969	10.3	5/07/09

10.21	Form of 2008 Equity Compensation Plan Non-Statutory Stock Option Agreement (Non-Executive Officers)	10-Q	1-1969	10.1	8/05/09

10.22	Form of 2008 Equity Compensation Plan Restricted Stock Unit Agreement (Executive Officers)	10-Q	1-1969	10.2	8/05/09

10.23	Form of 2008 Equity Compensation Plan Restricted Stock Unit Agreement (Non-Executive Officers)	10-Q	1-1969	10.3	8/05/09

10.24	Form of 2008 Equity Compensation Plan Director Deferred Stock Unit Agreement — Initial Grant	10-K	1-1969	10.1	11/04/10

10.25	Form of 2008 Equity Compensation Plan Director Deferred Stock Unit Agreement — Annual Grant	10-K	1-1969	10.2	11/04/10

10.26	Arbitron Inc. 2008 Equity Compensation Plan Form of Non-Statutory Stock Option Agreement	10-Q	1-1969	10.1	5/6/10

10.27	Arbitron Inc. 2008 Equity Compensation Plan Form of Performance-Based Restricted Stock Unit Agreement	10-Q	1-1969	10.2	5/6/10

10.28	Arbitron Inc. 2008 Equity Compensation Plan Form of Performance-Based Deferred Stock Unit Agreement for William T. Kerr	10-Q	1-1969	10.3	5/6/10

10.29	Arbitron Inc. Performance Cash Award Program	10-Q	1-1969	10.4	5/6/10

10.30	Arbitron Inc. Form of Performance Cash Award Letter	10-Q	1-1969	10.5	5/6/10

10.31	Form of Executive Retention Agreement	10-Q	1-1969	10.3	11/04/08

10.32	Arbitron Inc. Employee Stock Purchase Plan, amended and restated as of May 25, 2010	10-Q	1-1969	10.2	8/5/10

10.33	Credit Agreement dated as of November 21, 2011 by and among Arbitron Inc., JPMorgan Chase Bank, N.A. as Administrative Agent, U.S. Bank National Association and Citibank, N.A. as Co-Syndication Agents, J.P. Morgan Securities LLC as Sole Bookrunner and Sole Lead Arranger, and the Lenders party thereto	8-K	1-1969	10.1	11/22/11

10.34	Radio Station License Agreement to Receive and Use Arbitron PPM Data and Estimates, effective May 18, 2006, by and between Arbitron Inc. and CBS Radio Inc. **	10-Q	1-1969	10.2	8/03/06

10.35	Master Station License Agreement to Receive and Use Arbitron Radio Audience Estimates, effective May 18, 2006, by and between Arbitron Inc. and CBS Radio Inc. **	10-Q	1-1969	10.3	8/03/06

10.36	Master Station License Agreement to Receive and Use Arbitron Radio Audience Estimates by and between Arbitron and Clear Channel Communications, Inc., dated December 8, 2010**	10-K	1-1969	10.38	2/24/11

10.37	Radio Station License Agreement to Receive and Use Arbitron PPM(TM) Data and Estimates by and between Arbitron and Clear Channel Communications, Inc., dated December 8, 2010**	10-K	1-1969	10.39	2/24/11

10.38	Form of Deferred Stock Unit Agreement for Non-Employee Directors (Non-Employee Directors Post-2005 Stock-for-Fees Deferred Stock Unit)	10-K	1-1969	10.19	2/27/06

10.39	Form of Waiver and Amendment of Executive Retention Agreement	10-Q	1-1969	10.4	8/05/09

10.40	Executive Employment Agreement, effective as of February 11, 2010, by and between Arbitron Inc. and William T. Kerr	10-K	1-1969	10.43	3/01/10

10.41	CEO Non-Statutory Stock-Option Agreement, entered into and effective as of February 11, 20010, by and between Arbitron Inc. and William T. Kerr	10-K	1-1969	10.44	3/01/10

10.42	CEO Deferred Stock Unit Agreement — Initial Grant, entered into and effective as of February 11, 2010, by and between Arbitron Inc. and William T. Kerr	10-K	1-1969	10.45	3/01/10

10.43	Amended and Restated Executive Employment Agreement, effective as of February 8, 2011, by and between Arbitron Inc. and William T. Kerr	10-K	1-1969	10.48	2/24/11

10.44	Offer Letter, effective as of February 2, 2011, by and between Arbitron Inc. and Richard J. Surratt	10-K	1-1969	10.49	2/24/11

10.45	Offer Letter, effective as of October 20, 2010, by and between Arbitron Inc. and Gregg Lindner	10-K	1-1969	10.50	2/24/11

10.46	Form of 2008 Equity Compensation Plan Restricted Stock Unit Agreement (Executive and Non-Executive Officers)	10-K	1-1969	10.52	2/24/11

10.47	Updated Form of Executive Retention Agreement	10-K	1-1969	10.53	2/24/11

10.48	Form of 2008 Equity Compensation Plan Non-Statutory Stock Option Agreement (Executive and Non-Executive Officers)	10-Q	1-1969	10.1	11/3/11

10.49	Form of 2008 Equity Compensation Plan Non-Statutory Stock Option Agreement (Executive and Non-Executive Officers – 2012)					*

10.50	Form of 2008 Equity Compensation Plan Restricted Stock Unit Agreement (Executive and Non-Executive Officers - 2012)					*

10.51	Form of 2008 Equity Compensation Plan Performance-Based Restricted Stock Unit Agreement (Executive and Non-Executive Officers - 2012)					*

10.52	Amended and Restated Schedule of Non-Employee Director Compensation					*

10.53	Form of 2008 Equity Compensation Plan Director Stock Unit Agreement (2012)					*

21	Subsidiaries of Arbitron Inc.					*

23	Consent of Independent Registered Public Accounting Firm					*

24	Power of Attorney					*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a — 14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a — 14(a)	*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	*

101***

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets as of December 31, 2011 and 2010;

(ii) Consolidated Statements of Income for the Years Ended December 31, 2011, 2010 and 2009;

(iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2011, 2010 and 2009;

(iv) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009;

(v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009;

(vi) Notes to Consolidated Financial Statements, tagged as block of text; and

	(vii) Consolidated Schedule of Valuation and Qualifying Accounts	*

*	Filed or furnished herewith.
**	A request for confidential treatment has been submitted with respect to this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

ARBITRON INC.

By:	/s/ William T. Kerr
William T. Kerr
Chief Executive Officer and President

Date: February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature		Title	Date

/s/ William T. Kerr William T. Kerr		Chief Executive Officer, President and Director (Principal Executive Officer)	February 24, 2012

/s/ Richard J. Surratt Richard J. Surratt		Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 24, 2012

* Shellye L. Archambeau		Director

* David W. Devonshire		Director

* John A. Dimling		Director

* Erica Farber		Director

* Ronald G. Garriques		Director

* Philip Guarascio		Chairman and Director

* Larry E. Kittelberger		Director

* Luis B. Nogales		Director

* Richard A. Post		Director

* By:	/s/ Timothy T. Smith Timothy T. Smith Attorney-in-Fact		February 24, 2012