Form 10-Q
period 2012-03-31
ARBITRON INC
filed 2012-05-07
CIK 109758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

The registrant had 26,454,494 shares of common stock, par value $0.50 per share, outstanding as of May 2, 2012.

ARBITRON INC.

Arbitron owns or has the rights to various trademarks, trade names or service marks used in its radio audience ratings business and subsidiaries, including the following: the Arbitron name and logo, ArbitrendsSM , RetailDirect®, RADAR®, TAPSCANTM, TAPSCAN WORLDWIDETM, LocalMotion®, Maximi$er®, Maximi$er® Plus, Arbitron PD Advantage®, SmartPlus®, Arbitron Mobile™, Arbitron Mobile IndexTM, Arbitron Mobile Trends PanelsTM, Portable People MeterTM, PPMTM , Arbitron PPMTM , Arbitron PPM®, PPM 360TM, Marketing Resources Plus®, PrintPlus®, MapMAKER DirectSM, Media ProfessionalSM, Media Professional PlusSM, QUALITAPSM, Schedule-ItSM, and Zokem™.

The trademarks Windows®, MscoreTM, Audience Reaction™, Media Monitors® and Media Rating Council® referred to in this Quarterly Report on Form 10-Q are the registered trademarks of others.

We routinely post important information on our website at www.arbitron.com. Information contained on our website is not part of this quarterly report.

ARBITRON INC.

Consolidated Balance Sheets

(In thousands, except par value data)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$36,185	$19,715
Trade accounts receivable, net of allowance for doubtful accounts of $4,295 as of March 31, 2012, and $4,615 as of December 31, 2011	51,402	62,886
Prepaid expenses and other current assets	6,516	7,141
Deferred tax assets	5,409	6,398

Total current assets	99,512	96,140
Equity and other investments	9,608	14,913
Property and equipment, net	67,693	70,651
Goodwill, net	45,627	45,430
Other intangibles, net	10,067	10,526
Noncurrent deferred tax assets	1,637	—
Other noncurrent assets	1,202	1,308

Total assets	$235,346	$238,968

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,254	$10,534
Accrued expenses and other current liabilities	29,198	32,276
Deferred revenue	38,137	37,080

Total current liabilities	76,589	79,890
Noncurrent deferred tax liabilities	—	1,302
Other noncurrent liabilities	32,545	30,960

Total liabilities	109,134	112,152

Stockholders’ equity
Preferred stock, $100.00 par value, 750 shares authorized, no shares issued	—	—
Common stock, $0.50 par value, 500,000 shares authorized, 32,338 shares issued as of March 31, 2012, and December 31, 2011	16,169	16,169
Retained earnings	127,696	128,772
Common stock held in treasury, 5,533 shares as of March 31, 2012, and 5,048 shares as of December 31, 2011	(2,767)	(2,524)
Accumulated other comprehensive loss	(14,886)	(15,601)

Total stockholders’ equity	126,212	126,816

Total liabilities and stockholders’ equity	$235,346	$238,968

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue	$106,394	$100,869

Costs and expenses
Cost of revenue	47,448	45,679
Selling, general and administrative	18,003	17,109
Research and development	9,718	8,995

Total costs and expenses	75,169	71,783

Operating income	31,225	29,086
Equity in net loss of affiliate	(2,356)	(2,532)

Income before interest and income tax expense	28,869	26,554
Interest income	20	6
Interest expense	129	164

Income before income tax expense	28,760	26,396
Income tax expense	10,953	10,149

Net income	$17,807	$16,247

Income per weighted-average common share
Basic	$0.65	$0.60
Diluted	$0.64	$0.59
Weighted-average common shares used in calculations
Basic	27,246	27,079
Potentially dilutive securities	496	516

Diluted	27,742	27,595

Dividends declared per common share outstanding	$0.10	$0.10

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$17,807	$16,247

Other comprehensive income:
Foreign currency translation adjustment	393	14
Retirement liabilities:
Amortization of actuarial loss, net of tax expense of $205, and $152 for the three-month periods ended March 31, 2012, and 2011, respectively	322	236

Other comprehensive income	715	250

Comprehensive income	$18,522	$16,497

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Cash Flows

(In thousands and unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$17,807	$16,247
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	7,127	7,030
Amortization of other intangible assets	615	285
Loss on asset disposals and impairments of property and equipment	391	725
Deferred income taxes	(2,155)	(806)
Equity in net loss of affiliate	2,356	2,532
Distributions from affiliate	2,949	2,650
Bad debt expense	430	505
Non-cash share-based compensation	2,168	2,005
Changes in operating assets and liabilities
Trade accounts receivable	11,054	10,615
Prepaid expenses and other assets	742	4,234
Accounts payable	(815)	715
Accrued expenses and other current liabilities	(4,703)	(7,998)
Deferred revenue	1,057	(2,090)
Other noncurrent liabilities	1,148	1,354

Net cash provided by operating activities	40,171	38,003

Cash flows from investing activities
Additions to property and equipment	(4,936)	(7,204)

Net cash used in investing activities	(4,936)	(7,204)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	1,120	1,261
Stock repurchases	(17,330)	—
Dividends paid to stockholders	(2,727)	(2,697)
Tax benefits realized from share-based awards	132	267
Debt borrowings	—	5,000
Debt repayments	—	(30,000)

Net cash used in financing activities	(18,805)	(26,169)

Effect of exchange rate changes on cash and cash equivalents	40	2

Net change in cash and cash equivalents	16,470	4,632
Cash and cash equivalents at beginning of period	19,715	18,925

Cash and cash equivalents at end of period	$36,185	$23,557

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

1.	Basis of Presentation and Consolidation

Presentation

The accompanying unaudited consolidated financial statements of Arbitron Inc. (the “Company” or “Arbitron”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and are of a normal recurring nature. The consolidated balance sheet as of December 31, 2011 was audited as of that date, but all of the information and notes as of December 31, 2011 required by U.S. generally accepted accounting principles have not been included in this Form 10-Q. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Consolidation

The consolidated financial statements of Arbitron for the three-month period ended March 31, 2012, reflect the consolidated financial position, results of operations and cash flows of the Company and its wholly-owned subsidiaries: Arbitron Holdings Inc., Arbitron Mobile Oy, Astro West LLC, Cardinal North LLC, Ceridian Infotech (India) Private Limited, Arbitron International, LLC, and Arbitron Technology Services India Private Limited. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has one segment which meets the quantitative thresholds for being a reportable segment.

2.	New Accounting Pronouncements

Testing Goodwill for Impairment. In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company for interim and annual periods ended during 2012. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements. In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 is effective for the Company for interim and annual periods ended during 2012 and will be applied prospectively. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

3.	Debt

On November 21, 2011, the Company terminated its credit facility agreement originally signed on December 20, 2006. Also, on November 21, 2011, the Company entered into a new agreement with a consortium of lenders to provide up to $150.0 million of financing to the Company through a five-year, unsecured revolving credit facility (the “Credit Facility”) expiring on November 21, 2016. The agreement contains an expansion feature to increase the total financing available under the Credit Facility by up to $75.0 million to an aggregate of $225.0 million. Such increased financing would be provided by one or more existing Credit Facility lending institutions, subject to the approval of the lending banks, and/or in combination with one or more new lending institutions, subject to the approval of the Credit Facility’s administrative agent.

As of March 31, 2012 and December 31, 2011, there were no outstanding borrowings under the Credit Facility. Interest paid during the three-month periods ended March 31, 2012, and 2011, was less than $0.1 million and $0.2 million, respectively.

4.	Stockholders’ Equity

Changes in stockholders’ equity for the three-month period ended March 31, 2012, were as follows (in thousands):

	Shares Outstanding	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2011	27,290	$16,169	$(2,524)	$128,772	$(15,601)	$126,816
Net income	—	—	—	17,807	—	17,807
Common stock issued from treasury stock	68	—	34	1,048	—	1,082
Common stock repurchased	(553)		(277)	(19,504)	—	(19,781)
Tax benefits from share-based awards	—	—	—	132	—	132
Non-cash share-based compensation	—	—	—	2,168	—	2,168
Dividends declared	—	—	—	(2,727)	—	(2,727)
Other comprehensive income	—	—	—	—	715	715

Balance as of March 31, 2012	26,805	$16,169	$(2,767)	$127,696	$(14,886)	$126,212

A quarterly cash dividend of $0.10 per common share was paid to stockholders on April 2, 2012. Of the $19.8 million of the Company’s outstanding stock repurchased for the quarter ended March 31, 2012, $2.5 million was paid for in cash during the month ended April 30, 2012.

5.	Net Income per Weighted-Average Common Share

The computations of basic and diluted net income per weighted-average common share for the three-month periods ended March 31, 2012 and 2011, are based on the Company’s weighted-average shares of common stock and potentially dilutive securities outstanding. Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period. As of March 31, 2012, and 2011, there were stock options to purchase 2,105,924 shares, and 2,057,790 shares of the Company’s common stock outstanding, respectively, of which stock options to purchase 1,238,880 shares, and 686,876 shares of the Company’s common stock, respectively, were excluded from the computation of the diluted net income per weighted-average common share, either because the stock options’ exercise prices were greater than the average market price of the Company’s common shares or assumed repurchases from proceeds from the stock options’ exercise were antidilutive.

6.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31, 2012	December 31, 2011
Foreign currency translation adjustment	$(1,755)	$(2,148)
Retirement plan liabilities, net of tax	(13,131)	(13,453)

Accumulated other comprehensive loss	$(14,886)	$(15,601)

7.	Prepaid Expenses and Other Current Assets

Prepaids and other current assets as of March 31, 2012, and December 31, 2011, consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Survey participant incentives and prepaid postage	$2,637	$1,770
Prepaid income taxes	—	1,984
Prepaid Scarborough royalty	2,114	—
Insurance recovery receivables	399	993
Other	1,366	2,394

Prepaids and other current assets	$6,516	$7,141

Insurance recovery receivables. During 2008, the Company became involved in two securities-law civil actions and a governmental interaction primarily related to the commercialization of the Company’s PPM service. The management of the Company believes a portion of the legal fees and costs associated with this litigation are covered by the Company’s Directors and Officers insurance policy and therefore has recognized an insurance recovery receivable. On February 3, 2012, as a result of a mediation process overseen by an independent mediator, the Company and its insurers agreed to settle the class action for $7.0 million, which will be funded by insurance. From 2008 until March 31, 2012, the Company had incurred approximately $12.5 million in legal fees and costs in defense of its positions related thereto, and as of March 31, 2012, the Company had received $9.2 million in insurance reimbursements related to these legal actions. From 2008 until December 31, 2011, the Company had incurred approximately $12.1 million in legal fees and costs in defense of its positions related thereto, and as of December 31, 2011, the Company had received $7.9 million in insurance reimbursements.

For the three-month periods ended March 31, 2012, and 2011, the Company incurred approximately $0.4 million, and $0.4 million, respectively, in related legal fees, which were recognized as increases to selling, general, and administrative expense. These legal fees were offset by $0.7 million, and $0.4 million in estimated insurance recoveries, which were recognized as reductions to selling, general and administrative expense during 2012 and 2011, respectively.

8.	Equity and Other Investments

The Company’s equity and other investments consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Scarborough	$7,905	$13,210
TRA preferred stock	1,703	1,703

Equity and other investments	$9,608	$14,913

The Company’s 49.5% investment in Scarborough Research (“Scarborough”), a Delaware general partnership, is accounted for using the equity method of accounting. The Company’s preferred stock investment in TRA Global, Inc., (“TRA”), a Delaware corporation is accounted for using the cost method of accounting. See Note 17 for further information regarding the Company’s TRA investment as of March 31, 2012, and December 31, 2011.

The following table shows the investment activity and balances for each of the Company’s investments and in total for the three-month periods ended March 31, 2012, and 2011 (in thousands):

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Scarborough	TRA	Total	Scarborough	TRA	Total
Beginning balance	$13,210	$1,703	$14,913	$13,205	$5,180	$18,385
Investment loss	(2,356)	—	(2,356)	(2,532)	—	(2,532)
Distributions from investee	(2,949)	—	(2,949)	(2,650)	—	(2,650)

Ending balance at March 31	$7,905	$1,703	$9,608	$8,023	$5,180	$13,203

9.	Contingencies

The Company has been involved in a number of governmental interactions primarily related to the commercialization of our PPM service. There was no liability for contingencies recorded on the balance sheet as of March 31, 2012. A contingent loss liability in the amount of $0.4 million for a claim was recorded in accrued expenses and other current liabilities on the Company’s consolidated balance sheet as of December 31, 2011. A $0.4 million settlement was paid by the Company during the first quarter ended March 31, 2012 related to this claim.

10.	Retirement Plans

Certain of the Company’s United States employees participate in a defined-benefit pension plan that closed to new participants effective January 1, 1995. The Company has a nonqualified, unfunded supplemental retirement plan, as well as a postretirement healthcare plan for eligible retired employees who participate in the pension plan and were hired before January 1, 1992.

The components of periodic benefit costs for the defined-benefit pension, postretirement healthcare and supplemental retirement plan were as follows (in thousands):

	Defined-Benefit Pension Plan Three-Month Period Ended March 31,		Postretirement Healthcare Plan Three-Month Period Ended March 31,		Supplemental Retirement Plan Three-Month Period Ended March 31,
	2012	2011	2012	2011	2012	2011
Service cost	$215	$194	$8	$10	$7	$5
Interest cost	476	455	18	20	40	40
Expected return on plan assets	(509)	(513)	—	—	—	—
Amortization of net loss	473	342	6	7	48	38

Net periodic benefit cost	$655	$478	$32	$37	$95	$83

11.	Acquisitions

Zokem Oy. On July 28, 2011, a wholly-owned subsidiary of the Company acquired Zokem Oy. The purchase price was $10.6 million in cash plus a contingent consideration arrangement with an estimated fair value of approximately $0.9 million as of the acquisition date. The contingent consideration arrangement provides for possible additional cash payments to be made by the Company to the former Zokem shareholders through 2015 of up to $12.0 million, which are contingent upon Zokem reaching certain financial performance targets in the future. The approximate $0.9 million fair value estimate was determined by applying the income approach method. The key assumptions used in the fair value valuation include a probability-weighted range of performance targets for the four-year measurement period of 2012 through 2015 and an adjusted discount rate. The Company periodically reassesses the fair value of the contingent consideration. As of March 31, 2012, the Company increased its estimate of the fair value of the contingent consideration from $1.0 million at December 31, 2011, to $1.1 million, which was recorded in other noncurrent liabilities on the Company’s consolidated balance sheet.

12.	Goodwill

The following table shows the changes in goodwill for the three-month periods ended March 31, 2012, and 2011, (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Beginning balance,	$45,430	$38,895
Translation effect	197	—
Ending balance	$45,627	$38,895

13.	Taxes

The effective tax rate decreased to 38.1% for the three-month period ended March 31, 2012, from 38.5% for the three-month period ended March 31, 2011. The decrease results primarily from the settlement of various audits during the three-month period ended March 31, 2012.

During the three-month period ended March 31, 2012, the Company’s unrecognized tax benefits for certain tax contingencies decreased from $1.3 million as of December 31, 2011, to $1.2 million as of March 31, 2012. The decrease is attributable to the settlement of various audits. If recognized, the $1.2 million in unrecognized tax benefits would reduce the Company’s effective tax rate in future periods.

Income taxes paid for the three-month periods ended March 31, 2012 and 2011, were $0.3 million and $0.8 million, respectively.

14.	Share-Based Compensation

The following table sets forth information with regard to the income statement recognition of share-based compensation (in thousands):

	Three-Month Periods Ended March 31,
	2012	2011
Cost of revenue	$146	$128
Selling, general and administrative	1,922	1,795
Research and development	100	82

Share-based compensation	$2,168	$2,005

No share-based compensation cost was capitalized during the three-month periods ended March 31, 2012, and 2011.

Stock Options

Stock options awarded to employees under the Company’s 2008 Equity Compensation Plan (“2008 Plan”) generally vest annually over a three-year period, have a 10-year term and have an exercise price equal to the fair market value of the Company’s common stock at the date of grant. Compensation expense for stock options is recognized on a straight-line basis over the vesting period using the fair value of each stock option estimated as of the grant date.

For the three-month periods ended March 31, 2012 and 2011, the number of stock options granted was 93,955 and 73,225, respectively, and the weighted-average exercise price for those stock options granted was $33.87 and $44.06, respectively.

As of March 31, 2012, there was $3.0 million in total unrecognized compensation cost related to unvested stock options. This aggregate unrecognized cost is expected to be recognized over a weighted-average remaining period of 2.2 years. The weighted-average exercise price and weighted-average remaining contractual term for outstanding stock options as of March 31, 2012, were $33.52 and 5.6 years, respectively.

Service and Performance Award Units

Service award units. The Company’s unvested service award units (i) were issued at the fair market value of the Company’s common stock on the date of grant, (ii) vest in four equal annual installments beginning on the first anniversary date of the grant, and (iii) for any unvested units, expire without vesting if the employee is no longer employed by the Company. Compensation expense for service award units is recognized on a straight-line basis over the vesting period using the fair market value of the Company’s common stock on the date of grant.

As of March 31, 2012, there was $1.6 million of total unrecognized compensation cost related to unvested service award units. This aggregate unrecognized cost for service award units is expected to be recognized over a weighted-average period of 1.8 years.

Additional information for the three-month periods ended March 31, 2012, and 2011, is noted in the following table (dollars in thousands, except per share amounts):

	Three-Month Period Ended March 31, 2012	Three-Month Period Ended March 31, 2011
Number of service award shares granted during the period	—	18,434
Weighted average grant-date fair value per share granted during the period	—	$42.72
Fair value of service award shares vested during the period	$448	$683

Performance award units. During the three-month periods ended March 31, 2012 and 2011, the Company granted performance award units under the 2008 Plan. These performance award units (i) were issued at the fair market value of the Company’s common stock on the date of grant, (ii) will expire without vesting if the Company’s return on invested capital (“ROIC”) for the annual performance period does not exceed 12%, which is an approximation of the Company’s weighted average cost of capital, (iii) will, if the Company’s ROIC exceeds 12%, vest in four equal annual installments beginning with the first anniversary date of the grant, and (iv) for any unvested units, expire without vesting if the recipient is no longer employed by the Company.

Compensation expense for performance award units is recognized using the fair market value of the Company’s common stock on the date of grant and on an accelerated basis. The Company recognizes expense for these performance award units under the assumption that the performance ROIC target will be achieved. If it appears such performance ROIC target will not be met, the Company will stop recognizing any further compensation cost and any previously recognized compensation cost would be reversed. As of March 31, 2012, there was $2.7 million of total unrecognized compensation cost related to unvested performance award units. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 3.1 years.

Additional information for the three-month periods ended March 31, 2012, and 2011, is noted in the following table (dollars in thousands, except per share amounts):

	Three-Month Period Ended March 31, 2012	Three-Month Period Ended March 31, 2011
Number of performance award shares granted during the period	34,229	22,511
Weighted average grant-date fair value per share during the period	$33.87	$44.44
Fair value of performance award shares vested during the period	$522	$389

Deferred Stock Units

Service DSU grants to CEO. During the three-month periods ended March 31, 2012 and 2011, the Company granted service-based deferred stock unit awards (“Service DSUs”) under the 2008 Plan to its CEO. Service DSUs are issued at the fair market value of the Company’s stock on the date of grant, and generally vest annually over a four-year period on each anniversary date of the grant. Service DSUs also include dividend equivalent DSUs, which vest immediately upon the date of grant.

The Service DSUs, if vested, will be convertible into shares of the Company’s common stock following the holder’s termination of employment. The Service DSUs provide for accelerated vesting upon termination without cause or the CEO’s retirement as defined in his employment agreement. No Service DSUs were converted into shares of the Company’s common stock during the three-month periods ended March 31, 2012, and 2011.

Compensation expense for Service DSUs is recognized on a straight-line basis over the vesting period using the fair market value of the Company’s common stock on the date of grant. As of March 31, 2012, there was no unrecognized compensation cost related to Service DSUs.

Additional information for the three-month periods ended March 31, 2012, and 2011, is noted in the following table (dollars in thousands, except per share amounts):

Service DSU’s Granted to CEO	Three-Month Period Ended March 31, 2012	Three-Month Period Ended March 31, 2011
Number of shares granted during the period	1,283	900
Weighted-average grant date fair value per share granted during the period	$34.03	$44.44
Fair value of shares vested during the period	$572	$704

Performance DSU grants to CEO. During the three-month periods ended March 31, 2012 and 2011, the Company granted performance-based deferred stock unit awards (“Performance DSUs”) under the 2008 Plan to its CEO. These Performance DSUs (i) were issued at the fair market value of the Company’s common stock on the date of grant, (ii) will expire without vesting if the Company’s ROIC for the annual performance period does not exceed 12%, which is an approximation of the Company’s weighted average cost of capital, (iii) will, if the Company’s ROIC exceeds 12%, vest in four equal annual installments beginning on the first anniversary date of the grant, and (iv) provide for accelerated vesting upon termination without cause or the CEO’s retirement as defined in his employment agreement. These Performance DSUs, if vested, will be convertible into shares of the Company’s common stock, subsequent to termination of employment.

Compensation expense for Performance DSUs is recognized using the fair market value of the Company’s common stock on the date of grant and on an accelerated basis. The Company recognizes expense for these Performance DSUs under the assumption that the performance target will be achieved. If it appears such performance target will not be met, the Company will stop recognizing any further compensation cost and any previously recognized compensation cost would be reversed. As of March 31, 2012, there was $2.1 million of total unrecognized compensation cost related to Performance DSUs. This aggregate unrecognized cost is expected to be recognized over the weighted-average period of .8 years.

Additional information for the three-month periods ended March 31, 2012, and 2011, is noted in the following table (dollars in thousands, except per share amounts):

Performance DSU’s Granted to CEO	Three-Month Period Ended March 31, 2012	Three-Month Period Ended March 31, 2011
Number of shares granted during the period	59,049	24,122
Weighted-average grant date fair value per share granted during the period	$33.87	$44.44
Fair value of shares vested during the period	$396	$227

Service DSU grants to Board of Directors (“Board”). The Company issues deferred stock units to its Board of Directors (“Board DSUs”) under the 2008 Plan. These Board DSUs (i) were issued at the fair market value of the Company’s common stock on the date of grant and (ii) if vested, will be convertible to shares of the Company’s common stock subsequent to termination of service as a director. The 2010 and 2011 annual grants of Board DSUs vest annually in three equal installments over a three-year period.

In addition to receiving Board DSU grants annually, the Board members have the right to elect to receive all or a portion of their retainer and meeting attendance fees as cash, Company stock, and/or Board DSUs, which vest immediately. Board DSUs are only granted to nonemployee Directors.

Compensation expense for Board DSUs is recognized on a straight-line basis over the vesting period using the fair market value of the Company’s common stock on the date of grant. As of March 31, 2012, there was $1.1 million of total unrecognized compensation cost related to Board DSUs granted to nonemployee directors. This aggregate unrecognized cost is expected to be recognized over the weighted-average period of 1.8 years.

Additional information for the three-month periods ended March 31, 2012, and 2011, is noted in the following table (dollars in thousands, except per share amounts):

Board DSUs and Dividend Equivalents Granted to Board	Three-Month Period Ended March 31, 2012	Three-Month Period Ended March 31, 2011
Number of shares granted during the period	1,286	1,420
Weighted-average grant date fair value per share during the period	$36.74	$39.43
Fair value of shares vested during the period	$102	$116

15.	Concentration Risk

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

The Company’s quantitative radio audience ratings service and related software licensing revenue accounted for the following percentages, in the aggregate, of total Company revenue:

	Three-Month Period Ended March 31, 2012	Three-Month Period Ended March 31, 2011
Quantitative radio audience ratings service and related software licensing revenue	96%	96%

The Company had one customer that individually represented approximately 19% of its annual revenue for the year ended December 31, 2011. The Company had two customers that individually represented approximately 22% and 12% of its total accounts receivable balance as of March 31, 2012, and two customers that individually represented approximately 23% and 11% of its total accounts receivable balance as of December 31, 2011. The Company has historically experienced a high level of contract renewals.

16.	Stock Repurchases

On February 9, 2012, the Company’s Board of Directors authorized a program to repurchase up to $100.0 million in shares of the Company’s outstanding common stock through either periodic open-market or private transactions, in accordance with applicable insider trading and other securities laws and regulations, at then-prevailing market prices over a period of up to two years ending February 9, 2014. As of May 2, 2012, the Company had repurchased 956,091 shares of its outstanding common stock under this program for approximately $35.0 million.

17.	Financial Instruments

The Company believes the fair market value of the TRA investment approximates its carrying value of $1.7 million as of March 31, 2012. The Company accounts for its $1.7 million investment in TRA’s preferred stock using the cost method of accounting. TRA is closely held and there is not an efficient market in which buyers and sellers determine the fair value of these shares. The Company periodically assesses the fair value of its investment in TRA through comparative analysis and analysis of TRA’s actual and projected financial results. In the event the fair value of the investment in TRA were to fall below its carrying value in the future, the Company would be required to recognize an impairment loss.

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

•	successfully execute and maintain our cross platform and mobile measurement initiatives;

•	support our current and future services by designing, recruiting, and maintaining research samples that appropriately balance quality, size and operational cost;

•	successfully develop, implement, and fund initiatives designed to enhance sample quality;

•	successfully manage costs associated with cell phone household recruitment, targeted in-person recruitment, and address-based sampling;

•

successfully maintain and promote industry usage of our media and marketing information services, a critical mass of broadcaster encoding, and the proper understanding of our services and methodologies in light of governmental actions, including investigation, regulation, legislation or litigation, customer or industry group activism, or adverse community or public relations efforts;

•

successfully manage the impact on our business of the current economic environment generally, and in the advertising market, including, without limitation, the insolvency of any of our customers or the impact of the economic environment on our customers’ ability to fulfill their payment obligations to us;

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

There are a number of additional important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, the factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, and elsewhere, and any subsequent periodic or current reports filed by us with the Securities and Exchange Commission (the “SEC”).

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

We have commercialized our Arbitron Portable People MeterTM (“PPMTM”) ratings service in 48 of the largest United States radio markets. We may choose to commercialize our PPM ratings service in additional markets in the future. We refer to each of the 48 United States radio markets in which we have commercialized our PPM service as a “PPM Market” and collectively, as the “PPM Markets.”

Historically, our quantitative radio ratings services and related software have accounted for a substantial majority of our revenue. For each of the three-month periods ended March 31, 2012, and 2011, our quantitative radio ratings services and related software accounted for approximately 96% of our revenue. Approximately 84% of our total revenue for the three-month period ended March 31, 2012, was derived from local radio ratings services, of which approximately 65% was from the PPM Markets and 35% was from our Diary markets.

We expect for the year ending December 31, 2012, our quantitative radio ratings services and related software licensing will account for approximately 89% of our revenue. We also expect approximately 78% of our total revenue for the year ending December 31, 2012 will be derived from local radio ratings services, of which we estimate approximately 74% will be from the PPM Markets and 26% will be from the Diary markets. Quarterly fluctuations in these percentages are reflective of the seasonal delivery schedule of our quantitative radio ratings service and our Scarborough reports. For further information regarding seasonality trends, see “Seasonality.”

While we expect our quantitative radio ratings services and related software licensing will continue to account for the majority of our revenue for the foreseeable future, we are actively seeking opportunities to diversify our revenue base by, among other things, leveraging the investment we have made in our PPM ratings service and technology.

With the planned commercialization of our PPM ratings service complete, our future performance will be impacted by our ability and the costs required to address a variety of challenges and opportunities in the markets and industries we serve. See “— Ratings Trends and Initiatives for our Syndicated Radio Ratings Services” below. Protecting and supporting our existing customer base, and ensuring our services are competitive from a price, quality, and service perspective are critical components to these overall goals, although there can be no guarantee we will be successful in our efforts.

Ratings Trends and Initiatives for our Syndicated Radio Ratings Services

Challenges

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

Quality Improvement Initiatives

In an effort to address the above challenges, we established internal benchmarks we strive to achieve for response rates and sample proportionality and have instituted a number of methodological enhancements, including cell phone household recruiting, targeted in-person recruiting, and address-based sampling. It is more expensive for us to recruit cell phone households and to conduct targeted in-person recruiting and address-based sampling. Because we intend to continue to increase the number of cell phone households in our samples and the level of address-based and targeted in-person recruiting, we expect the expenditures required to support these methods will be material. We currently anticipate the aggregate cost of cell phone household recruitment for the PPM and Diary services, and address-based and targeted in-person recruiting for the PPM service will be approximately $18.5 million in 2012, as compared to $15.5 million in 2011.

Portable People Meter Service. In operating our PPM ratings service, we have experienced and expect to continue to experience challenges, including those related to response rates and sample proportionality as described above in “— Ratings Trends and Initiatives for our Syndicated Radio Ratings Services — Challenges.” We expect to continue to implement additional measures to address these challenges. Since launching our PPM ratings service, we have implemented a number of initiatives and announced additional initiatives. We believe these steps reflect our commitment to ongoing improvement and our responsiveness to feedback from customers and governmental entities. We believe these commitments and enhancements are consistent with our ongoing efforts to continuously improve our radio ratings services and to obtain and maintain MRC accreditation. We expect these initiatives will likely require expenditures that will be material in the aggregate.

Diary Service. We strive to achieve representative samples. We believe that additional expenditures will be required in the future to research and test new measures associated with improving response rates and sample proportionality as described above in “— Ratings Trends and Initiatives for our Syndicated Radio Ratings Services — Challenges.” We continue to research and test new measures aimed at continuously improving sample quality.

MRC Accreditation

In February 2012, the MRC revoked accreditation of the quarter-hour-based radio ratings data produced by the PPM ratings service in five local markets that had previously been accredited: Cleveland; Portland, OR; Riverside-San-Bernardino; Salt Lake City-Ogden-Provo; and Tampa-St. Petersburg-Clearwater. As of the date we filed this Quarterly Report on Form 10-Q with the SEC, the quarter-hour-based radio ratings data produced by the PPM ratings service is accredited by the MRC in nine local markets: Atlanta; Cincinnati; Houston-Galveston; Kansas City; Milwaukee-Racine; Minneapolis-St. Paul; Philadelphia; Phoenix; and St. Louis. We have applied for accreditation in all PPM Markets. We continue to seek accreditation in all unaccredited PPM Markets. For additional information regarding the status of MRC accreditation of our ratings services, see “Item 1. Business— Media Rating Council Accreditation” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Stock Repurchases

On February 9, 2012, our Board of Directors authorized a program to repurchase up to $100.0 million in shares of our outstanding common stock through either periodic open-market or private transactions, in accordance with applicable insider trading and other securities laws and regulations, at then-prevailing market prices over a period of up to two years ending February 9, 2014. As of May 2, 2012, we have repurchased 956,091 shares of outstanding common stock under this program for approximately $35.0 million.

General Economic Conditions

Many of our customers derive most of their revenue from transactions involving the sale or purchase of advertising. During recent challenging economic times, advertisers reduced advertising expenditures, impacting advertising agencies and media. As a result, advertising agencies and media companies have been and may continue to be less likely to purchase our services, which has and could continue to adversely impact our business, financial position, and operating results. If the recovery from the recent economic downturn slows or if the economy experiences another downturn in the foreseeable future, it may also lead to an increase of incidences of customers’ inability to pay their accounts, an increase in our provision for doubtful accounts, and a further increase in collection cycles for accounts receivable or insolvency of our customers.

We depend on a limited number of key customers for our ratings services and related software. For example, in 2011, Clear Channel represented approximately 19% of our total revenue. Additionally, although the amount of revenue associated with customer contracts expiring in 2012 is lower, as compared to historical standards, if one or more key customers do not renew all or part of their contracts as they expire, we could experience a significant decrease in our operating results.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are both important to the presentation of our financial position or results of operations, and require our most difficult, complex or subjective judgments.

Software development costs. We capitalize software development costs with respect to significant internal use software initiatives or enhancements from the time the preliminary project stage is completed and management considers it probable the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are amortized over periods of three to five years. We perform an assessment quarterly to determine if it is probable all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value. As of March 31, 2012, and December 31, 2011, our capitalized software developed for internal use had carrying amounts of $28.6 million and $28.9 million, respectively, including $10.1 million and $10.4 million, respectively, of software related to the PPM service.

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

We include, in our tax calculation methodology, an assessment of the uncertainty in income taxes by establishing recognition thresholds for our tax positions. Inherent in our calculation are critical judgments by management related to the determination of the basis for our tax positions. For further information regarding our unrecognized tax benefits, see Note 13 in the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Insurance Receivables. During 2008, we became involved in two securities-law civil actions and a governmental interaction primarily related to the commercialization of our PPM service. Since 2008, we have incurred a total of $12.5 million in legal fees and expenses in connection with these matters. As of March 31, 2012, an aggregate of $9.2 million in insurance reimbursements related to these legal actions has been received. As of March 31, 2012, and December 31, 2011, our insurance claims receivable related to these legal actions was $0.4 million and $1.0 million, respectively, and these amounts are included in our prepaid expenses and other current assets on our balance sheet. See Note 7 in our Notes to Consolidated Financial Statements for additional information concerning our insurance recovery receivables.

Cost method investment. We account for our investment in TRA’s preferred stock using the cost method of accounting. TRA is closely held and there is not an efficient market in which buyers and sellers determine the fair value of these securities. We periodically assess the fair value of our investment in TRA through comparative analysis and analysis of TRA’s actual and projected financial results. Our assessment of the fair value of TRA requires the use of estimates and judgment. In the event the fair value of the investment in TRA were to fall below its carrying value in the future, we would be required to recognize an impairment loss. As of March 31, 2012, the carrying value of our investment in TRA was $1.7 million.

Contingent consideration. The agreement governing the 2011 acquisition of Zokem Oy, now Arbitron Mobile Oy (“Arbitron Mobile”), provides for possible additional cash payments to be made by us to the former Zokem shareholders through 2015 of up to $12.0 million, contingent upon Arbitron Mobile reaching certain financial performance targets in the future. We estimated the fair value of this contingent consideration to be approximately $0.9 million as of the July 28, 2011 acquisition date. We periodically estimate the fair value of the contingent consideration and any change in fair value will be recognized in our consolidated financial results of operations. An increase in the contingent consideration expected to be paid will result in a charge to operations in the quarter the anticipated fair value of contingent consideration increases, while a decrease in the contingent consideration expected to be paid will result in a credit to operations in the quarter the anticipated fair value of contingent consideration decreases. The estimate of the fair value of contingent consideration requires subjective assumptions to be made of future operating results. We estimated that the fair value of the contingent consideration as of March 31, 2012 to be $1.1 million, an increase of $0.1 million since December 31, 2011. Future revisions to our assumptions could materially change our estimate of the fair value of contingent consideration and therefore materially affect our future financial results and financial condition.

Results of Operations

Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011

The following table sets forth information with respect to our consolidated statements of income:

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Increase (Decrease)		Percentage of Revenue
	2012	2011	Dollars	Percent	2012	2011
Revenue	$106,394	$100,869	$5,525	5.5%	100.0%	100.0%

Costs and expenses
Cost of revenue	47,448	45,679	1,769	3.9%	44.6%	45.3%
Selling, general and administrative	18,003	17,109	894	5.2%	16.9%	17.0%
Research and development	9,718	8,995	723	8.0%	9.1%	8.9%

Total costs and expenses	75,169	71,783	3,386	4.7%	70.7%	71.2%

Operating income	31,225	29,086	2,139	7.4%	29.3%	28.8%
Equity in net loss of affiliate	(2,356)	(2,532)	176	(7.0%)	(2.2%)	(2.5%)

Income before interest and tax expense	28,869	26,554	2,315	8.7%	27.1%	26.3%
Interest income	20	6	14	233.3%	0.0%	0.0%
Interest expense	129	164	(35)	(21.3%)	0.1%	0.2%

Income before income tax expense	28,760	26,396	2,364	9.0%	27.0%	26.2%
Income tax expense	10,953	10,149	804	7.9%	10.3%	10.1%

Net income	$17,807	$16,247	$1,560	9.6%	16.7%	16.1%

Income per weighted average common share
Basic	$0.65	$0.60	$0.05	8.3%

Diluted	$0.64	$0.59	$0.05	8.5%

Cash dividends declared per common share	$0.10	$0.10	$—	—

Other data:
EBIT (1)	$28,869	$26,554	$2,315	8.7%
EBITDA (1)	$36,612	$33,869	$2,743	8.1%
EBIT Margin (1)	27.1%	26.3%
EBITDA Margin (1)	34.4%	33.6%
EBIT and EBITDA Reconciliation (1)
Net income	$17,807	$16,247	$1,560	9.6%
Income tax expense	10,953	10,149	804	7.9%
Interest (income)	(20)	(6)	14	233.3%
Interest expense	129	164	(35)	(21.3%)

EBIT (1)	28,869	26,554	2,315	8.7%
Depreciation and amortization	7,743	7,315	428	5.9%

EBITDA (1)	$36,612	$33,869	$2,743	8.1%

Certain percentage amounts may not total due to rounding.

(1)	EBIT (earnings before interest and income taxes), EBIT Margin (EBIT divided by revenue), EBITDA (earnings before interest, income taxes, depreciation and amortization), and EBITDA Margin (EBITDA divided by revenue) are non-GAAP financial measures we believe are useful to investors in evaluating our results. See “EBIT and EBITDA” for further discussion of these non-GAAP financial measures.

Revenue. Revenue increased by 5.5% or $5.5 million for the three-month period ended March 31, 2012, as compared to the same period in 2011. PPM-based ratings service revenue increased by $5.5 million primarily due to contracted price increases in all PPM Markets.

Cost of Revenue. Cost of revenue increased by 3.9% or $1.8 million for the three-month period ended March 31, 2012, as compared to the same period in 2011. Cost of revenue increased primarily due to a $1.0 million increase in aggregate costs associated with address based sampling, in-person recruiting and cell-phone household recruiting. Cost of revenue also increased by $0.8 million during the three-month period ended March 31, 2012, as compared to the same period in 2011, due to incremental costs associated with our cross platform initiatives, as well as costs incurred related to Arbitron Mobile, which was acquired in July 2011.

Selling, General, and Administrative. Selling, general, and administrative increased by 5.2% or $0.9 million for the three-month period ended March 31, 2012, as compared to the same period in 2011. Selling, general, and administrative increased primarily due to $1.2 million in Arbitron Mobile-related costs incurred during the three-month period ended March 31, 2012, versus none in the same period in 2011.

Research and Development. Research and development increased by 8.0% or $0.7 million for the three-month period ended March 31, 2012, as compared to the same period in 2011. Research and development increased primarily due to a $0.5 million increase in engineering development expense for the three-month period ended March 31, 2012, as compared to the same period in 2011.

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

EBIT and EBITDA increased by $2.3 million and $2.7 million, respectively, for the three-month period ended March 31, 2012, as compared to the same period in 2011, primarily due to an increase in PPM service revenue.

Liquidity and Capital Resources

	As of March 31, 2012	As of December 31, 2011	Change
Cash and cash equivalents	$36,185	$19,715	$16,470
Working capital	$22,923	$16,250	$6,673
Working capital, excluding deferred revenue which does not require a significant additional cash outlay	$61,060	$53,330	$7,730
Total debt	$—	$—	$—

We have relied upon our cash flow from operations, supplemented by borrowings under our available revolving credit facility as needed, to fund our dividends, common stock repurchases, capital expenditures, and contractual obligations. We expect, based on current and anticipated levels of operating performance, our cash flow from operations, cash and cash equivalents, and availability under our Credit Facility will be sufficient to support our operations for the next 12 to 24 months. See “— Credit Facility” for further discussion of the relevant terms and covenants.

Cash flow from operating activities. For the three-month period ended March 31, 2012, the net cash provided by operating activities was $40.2 million, which was primarily due to $36.6 million of EBITDA, which is discussed and reconciled to net income in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Net cash provided by operating activities for the three-month period ended March 31, 2012, was positively impacted by a $11.2 million increase in accrued taxes, which typically are significantly higher at the end of the first quarter as compared to the subsequent year end balance due to the timing of tax payments scheduled for later in the year. In addition, net cash from operations was positively impacted by a $11.1 million decrease in accounts receivable due to higher collections. These increases in net cash provided by operating activities were partially offset by a $10.4 million decrease in payroll, bonus, and benefit accruals for the first quarter of 2012 and a $7.2 million decrease in accrued Scarborough royalties.

Cash flow from investing activities. Net cash used in investing activities for the three-month periods ended March 31, 2012, and 2011, was $4.9 million and $7.2 million, respectively. This $2.3 million decrease in cash used in investing activities was due primarily to a $1.8 million decrease in metering equipment and other PPM-related capital expenditures for the three-month period ended March 31, 2012, as compared to the same period in 2011.

Cash flow from financing activities. Net cash used in financing activities for the three-month periods ended March 31, 2012, and 2011, was $18.8 million and $26.2 million, respectively. This $7.4 million decrease in net cash used in financing activities was due primarily to $25.0 million of net repayments made during the first quarter of 2011 of our then outstanding obligations under our prior credit facility. During the three-month period ended March 31, 2012, we had no outstanding borrowings or repayments under our current Credit Facility. This decrease was partially offset by $17.3 million of repurchases of our common stock during the three-month period ended March 31, 2012. We made no repurchases of our common stock during 2011.

Repatriation of Foreign Earnings

We have provided for U.S. taxes on all of our foreign earnings, consistent with the U.S. Internal Revenue Code’s taxation of world-wide income. We do not have material amounts of unrepatriated earnings in foreign jurisdictions and do not expect to permanently reinvest these current or future foreign earnings outside of the U.S.

Credit Facility

On November 21, 2011, we entered into the Credit Facility, a new agreement with a consortium of lenders to provide up to $150.0 million of financing through a five-year, unsecured revolving credit facility expiring on November 21, 2016. The agreement contains an expansion feature to increase the total financing available under the Credit Facility by up to $75.0 million to an aggregate of $225.0 million. Such increased financing would be provided by one or more existing Credit Facility lending institutions, subject to the approval of the lending banks, and/or in combination with one or more new lending institutions, subject to the approval of the Credit Facility’s administrative agent. Interest on borrowings under the Credit Facility is calculated based on a floating rate for a duration of up to six months (or, with the consent of each lender, nine or 12 months)., at which time the interest rate is reset based upon the LIBOR.

Our Credit Facility contains financial terms, covenants and operating restrictions that potentially restrict our financial flexibility. The material debt covenants under our Credit Facility include both a maximum leverage ratio and a minimum interest coverage ratio. The leverage ratio is a non-GAAP financial measure equal to the amount of our consolidated total indebtedness, as defined in our Credit Facility, divided by a contractually defined adjusted Earnings Before Interest, Taxes, Depreciation and Amortization and non- cash compensation (“Consolidated EBITDA”) for the trailing four-quarter period. The interest coverage ratio is a non-GAAP financial measure equal to Consolidated EBITDA divided by total interest expense. Both ratios are designed as measures of our ability to meet current and future debt obligations. The following table presents the actual ratios and their threshold limits as defined by the Credit Facility as of March 31, 2012:

Covenant	Threshold	Actual
Maximum leverage ratio	3.25	0.00
Minimum interest coverage ratio	3.00	246.0

As of March 31, 2012, based upon these financial covenants, there was no default or limit on our ability to borrow the unused portion of our Credit Facility.

Our Credit Facility contains customary events of default, including nonpayment and breach covenants. In the event of default, repayment of borrowings under the Credit Facility could be accelerated. Our Credit Facility also contains cross default provisions whereby a default on any material indebtedness, as defined in the Credit Facility, could result in the acceleration of our outstanding debt and the termination of any unused commitment under the Credit Facility. The agreement potentially limits, among other things, our ability to sell assets, incur additional indebtedness, and grant or incur liens on our assets. Under the terms of the Credit Facility, all of our material domestic subsidiaries, if any, must guarantee the commitment. Currently, we do not have any material domestic subsidiaries as defined under the terms of the Credit Facility. Although we do not believe the terms of our Credit Facility limit the operation of our business in any material respect, the terms of the Credit Facility may restrict or prohibit our ability to raise additional debt when needed or could prevent us from investing in other growth initiatives. We have been in compliance with the terms of the Credit Facility since the inception of the agreement. As of May 2, 2012, we had no outstanding borrowings under the Credit Facility.

Seasonality

Revenue

We recognize revenue for services over the term of license agreements as services are delivered while expenses are recognized as incurred. As of Spring 2012, we gather radio-listening data in 277 U.S. local markets, including 229 Diary markets and 48 PPM Markets.

In PPM Markets, we deliver ratings 13 times per year, with four PPM ratings reports delivered in the fourth quarter of a given year. As a result, we expect to recognize more revenue in PPM Markets in the fourth quarter than in each of the first three quarters of the year.

All 229 Diary markets are measured at least twice per year (April-May-June for the “Spring Survey” and October-November-December for the “Fall Survey”). In addition, we measure 48 larger Diary markets an additional two times per year (January-February-March for the “Winter Survey” and July-August-September for the “Summer Survey”). We generally deliver our Diary ratings reports and recognize the related revenue in the quarter after the survey is measured. Consequently, our Diary revenue is generally higher in the first and third quarters as a result of the delivery of the Fall Survey and Spring Survey to all Diary markets compared to revenue in the second and fourth quarters, when delivery of the Winter Survey and Summer Survey, respectively, is made only to 48 larger Diary markets.

Revenue related to the sale of Scarborough services by Arbitron is recognized predominantly in the second and fourth quarters when the substantial majority of services are delivered.

As a result of the various seasonal impacts mentioned above, consolidated revenue is typically highest in the fourth quarter and lowest in the second quarter of each year.

Costs and expenses

Now that all our planned PPM Markets are commercialized, and because we conduct our PPM services continuously throughout the year, we do not expect significant seasonality in PPM costs and expenses. In our Diary service, our expenses are generally higher in the second and fourth quarters as we conduct the Spring and Fall Surveys for all 229 of our Diary Markets.

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

In November 2011, we entered into our Credit Facility with a consortium of lenders to provide us up to $150.0 million of financing. Interest on borrowings under the Credit Facility is calculated based on a floating rate for a duration of up to six months, at which time the interest rate is reset based upon the LIBOR. As of March 31, 2012, we had no outstanding borrowings under the Credit Facility. Therefore, a hypothetical market interest rate change of 1% would have zero impact on our results of operations over a 12-month period. A hypothetical market interest rate change of 1% would have no impact on either the carrying amount or the fair value of the Credit Facility. We do not use derivatives for speculative or trading purposes.

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

As of March 31, 2012, we have $4.8 million in recorded intercompany balances on our Finnish and Indian subsidiary balance sheets, which are impacted by fluctuations in currency exchange rates. As the exchange rates increase or decrease, our intercompany balances will be exposed to translation adjustment charges and/or credits, which will be recognized in our financial results.

Financial statements of foreign subsidiaries are translated into United States dollars at current rates at the end of the period except that revenue and expenses are translated at average current exchange rates during each reporting period. The translation adjustments are recorded in accumulated other comprehensive income (loss) on our consolidated balance sheet until the net investment in such foreign subsidiaries is liquidated. As of March 31, 2012, the cumulative net currency translation adjustment recorded on our balance sheet reduced our shareholders’ equity by $1.8 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 21, 2012, the State of California brought a lawsuit against Arbitron in the Superior Court of the State of California, County of San Francisco. The lawsuit alleged that Arbitron violated California unfair competition, false advertising and civil rights laws when it commercialized its PPM ratings service in California. On March 26, 2012, Arbitron entered into a stipulated judgment with the Attorney General of California and the City Attorneys of Los Angeles and San Francisco in which it agreed to continue a number of measures that are already an integral part of the PPM ratings service in California markets and to pay a total of $400,000 in settlement of all claims brought in the lawsuit. In agreeing to the entry of the stipulated judgment, Arbitron denied all allegations of wrongdoing and liability alleged in the complaint.

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

Item 1A. Risk Factors

See “Item 1A. — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 for a detailed discussion of risk factors affecting Arbitron.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 9, 2012, our Board of Directors authorized a program to repurchase up to $100.0 million in shares of our outstanding common stock through either periodic open-market or private transactions, in accordance with applicable insider trading and other securities laws and regulations, at then-prevailing market prices over a period of up to two years ending February 9, 2014. The following table outlines the stock repurchase activity during the three months ended March 31, 2012:

Arbitron Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Total Dollar Value of Shares Purchased		Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1-31	—	$—	—	—		$100,000,000
February 1-29	—	—	—	—		100,000,000
March 1-31	552,944	35.77	552,944	$19,781,158		80,218,842

Total	552,944	$35.77	552,944	$19,781,158	(a)	$80,218,842

(a)	Of the $19.8 million of our common stock repurchased during the quarter ended March 31, 2012, $17.3 million of cash was used during the quarter ended March 31, 2012, and $2.5 million was subsequently settled in cash during the month ended April 30, 2012.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.1	Arbitron Inc. 2008 Equity Compensation Plan Form of Performance-Based Deferred Stock Unit Agreement for William T. Kerr (2012)					*

10.2	Arbitron Inc. 2008 Equity Compensation Plan Form of Deferred Stock Unit Agreement for William T. Kerr (2012)					*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a – 14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a – 14(a)					*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

101+

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011;

(ii) Condensed Consolidated Statement of Income for the Three months Ended March 31, 2012 and 2011;

(iii) Condensed Consolidated Statements of Comprehensive Income for the Three months Ended March 31, 2012 and 2011;

(iv) Condensed Consolidated Statements of Cash Flows for the Three months Ended March 31, 2012 and 2011; and

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
Richard J. Surratt
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal financial and principal accounting officer)

Date: May 7, 2012