Form 10-Q
period 2012-06-30
ARBITRON INC
filed 2012-08-07
CIK 109758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

The registrant had 26,128,753 shares of common stock, par value $0.50 per share, outstanding as of August 1, 2012.

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

ARBITRON INC.

Consolidated Balance Sheets

(In thousands, except par value data)

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$11,073	$19,715
Trade accounts receivable, net of allowance for doubtful accounts of $4,208 as of June 30, 2012, and $4,615 as of December 31, 2011	61,304	62,886
Prepaid expenses and other current assets	7,883	7,141
Short-term equity and other investments	1,703	1,703
Deferred tax assets	5,047	6,398

Total current assets	87,010	97,843

Long-term equity and other investments	11,945	13,210
Property and equipment, net	65,808	70,651
Goodwill, net	45,242	45,430
Other intangibles, net	9,171	10,526
Noncurrent deferred tax assets	1,326	—
Other noncurrent assets	1,098	1,308

Total assets	$221,600	$238,968

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,667	$10,534
Accrued expenses and other current liabilities	22,695	32,276
Deferred revenue	52,307	37,080

Total current liabilities	83,669	79,890
Noncurrent deferred tax liabilities	—	1,302
Other noncurrent liabilities	30,243	30,960

Total liabilities	113,912	112,152

Stockholders’ equity
Preferred stock, $100.00 par value, 750 shares authorized, no shares issued	—	—
Common stock, $0.50 par value, 500,000 shares authorized, 32,338 shares issued as of June 30, 2012, and December 31, 2011	16,169	16,169
Retained earnings	109,864	128,772
Common stock held in treasury, 6,226 shares as of June 30, 2012, and 5,048 shares as of December 31, 2011	(3,113)	(2,524)
Accumulated other comprehensive loss	(15,232)	(15,601)

Total stockholders’ equity	107,688	126,816

Total liabilities and stockholders’ equity	$221,600	$238,968

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	June 30,
	2012	2011
Revenue	$104,407	$95,737

Costs and expenses
Cost of revenue	63,205	61,025
Selling, general and administrative	20,701	18,656
Research and development	9,896	9,017

Total costs and expenses	93,802	88,698

Operating income	10,605	7,039

Equity in net income of affiliate	5,391	5,453

Income before interest and income tax expense	15,996	12,492
Interest income	11	8
Interest expense	132	104

Income before income tax expense	15,875	12,396
Income tax expense	5,912	4,812

Net income	$9,963	$7,584

Income per weighted-average common share
Basic	$0.38	$0.28
Diluted	$0.37	$0.27

Weighted-average common shares used in calculations
Basic	26,318	27,159
Potentially dilutive securities	486	449

Diluted	26,804	27,608

Dividends declared per common share outstanding	$0.10	$0.10

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Income

(In thousands, except per share data)

(unaudited)

	Six Months Ended
	June 30,
	2012	2011
Revenue	$210,801	$196,606

Costs and expenses
Cost of revenue	110,653	106,704
Selling, general and administrative	38,704	35,765
Research and development	19,614	18,012

Total costs and expenses	168,971	160,481

Operating income	41,830	36,125

Equity in net income of affiliate	3,035	2,921

Income before interest and income tax expense	44,865	39,046
Interest income	31	14
Interest expense	261	268

Income before income tax expense	44,635	38,792
Income tax expense	16,865	14,961

Net income	$27,770	$23,831

Income per weighted-average common share
Basic	$1.04	$0.88
Diluted	$1.02	$0.86

Weighted-average common shares used in calculations
Basic	26,782	27,119
Potentially dilutive securities	491	483

Diluted	27,273	27,602

Dividends declared per common share outstanding	$0.20	$0.20

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$9,963	$7,584	$27,770	$23,831

Other comprehensive income (loss):

Foreign currency translation adjustment	(664)	(23)	(271)	(9)

Retirement liabilities:

Amortization of actuarial loss, net of tax expense of $205, and $151 for the three-month periods ended June 30, 2012, and 2011, respectively; and net of a tax expense of $410 and $303 for the six-month periods ended June 30, 2012, and 2011, respectively.	318	236	640	472

Other comprehensive income (loss):	(346)	213	369	463

Comprehensive income	$9,617	$7,797	$28,139	$24,294

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Cash Flows

(In thousands and unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$27,770	$23,831
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	14,137	13,983
Amortization of other intangible assets	1,220	571
Loss on asset disposals and impairments of property and equipment	733	1,221
Deferred income taxes	(1,687)	(706)
Equity in net income of affiliate	(3,035)	(2,921)
Distributions from affiliate	4,300	4,050
Bad debt expense	860	930
Non-cash share-based compensation	4,377	3,831

Changes in operating assets and liabilities
Trade accounts receivable	722	327
Prepaid expenses and other assets	(548)	2,705
Accounts payable	(1,319)	250
Accrued expenses and other current liabilities	(10,770)	(6,998)
Deferred revenue	15,227	11,267
Other noncurrent liabilities	1,667	2,010

Net cash provided by operating activities	53,654	54,351

Cash flows from investing activities
Additions to property and equipment	(10,627)	(14,182)

Net cash used in investing activities	(10,627)	(14,182)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	3,311	2,046
Stock repurchases	(50,025)	—
Dividends paid to stockholders	(5,454)	(5,408)
Tax benefits realized from share-based awards	554	484
Debt borrowings	—	5,000
Debt repayments	—	(53,000)

Net cash used in financing activities	(51,614)	(50,878)

Effect of exchange rate changes on cash and cash equivalents	(55)	(1)

Net change in cash and cash equivalents	(8,642)	(10,710)
Cash and cash equivalents at beginning of period	19,715	18,925

Cash and cash equivalents at end of period	$11,073	$8,215

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Notes to Consolidated Financial Statements

June 30, 2012

(unaudited)

1.	Basis of Presentation and Consolidation

Presentation

The accompanying unaudited consolidated financial statements of Arbitron Inc. (the “Company” or “Arbitron”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and are of a normal recurring nature. The consolidated balance sheet as of December 31, 2011 was audited as of that date, but all of the information and notes as of December 31, 2011 required by GAAP have not been included in this Form 10-Q. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Consolidation

The consolidated financial statements of Arbitron for the six-month period ended June 30, 2012, reflect the consolidated financial position, results of operations and cash flows of the Company and its wholly-owned subsidiaries: Arbitron Holdings Inc., Arbitron Mobile Oy, Astro West LLC, Cardinal North LLC, Ceridian Infotech (India) Private Limited, Arbitron International, LLC, and Arbitron Technology Services India Private Limited. For the six-month period ended June 30, 2011, the consolidated financial statements did not reflect Arbitron Mobile Oy and Cardinal North LLC, which were established related to the acquisition of Zokem Oy in July 2011. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has one segment which meets the quantitative thresholds for being a reportable segment.

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

On November 21, 2011, the Company entered into an agreement with a consortium of lenders to provide up to $150.0 million of financing to the Company through a five-year, unsecured revolving credit facility (the “Credit Facility”) expiring on November 21, 2016. The agreement contains an expansion feature to increase the total financing available under the Credit Facility by up to $75.0 million to an aggregate of $225.0 million. Such increased financing would be provided by one or more existing Credit Facility lending institutions, subject to the approval of the lending banks, and/or in combination with one or more new lending institutions, subject to the approval of the Credit Facility’s administrative agent.

As of June 30, 2012 and December 31, 2011, there were no outstanding borrowings under the Credit Facility. Interest paid during the six-month periods ended June 30, 2012, and 2011, was $0.1 million and $0.3 million, respectively.

4.	Stockholders’ Equity

Changes in stockholders’ equity for the six-month period ended June 30, 2012, were as follows (in thousands):

	Shares Outstanding	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance as of December 31, 2011	27,290	$16,169	$(2,524)	$128,772	$(15,601)	$126,816

Net income	—	—	—	27,770	—	27,770

Common stock issued from treasury stock	195	—	97	3,067	—	3,164

Common stock repurchased	(1,373)	—	(686)	(49,339)	—	(50,025)

Excess tax benefits from share-based awards	—	—	—	554	—	554

Non-cash share-based compensation	—	—	—	4,377	—	4,377

Dividends declared	—	—	—	(5,337)	—	(5,337)

Other comprehensive income	—	—	—	—	369	369

Balance as of June 30, 2012	26,112	$16,169	$(3,113)	$109,864	$(15,232)	$107,688

A quarterly cash dividend of $0.10 per common share was paid to stockholders on July 2, 2012.

5.	Net Income per Weighted-Average Common Share

The computations of basic and diluted net income per weighted-average common share for the three and six-month periods ended June 30, 2012 and 2011, are based on the Company’s weighted-average shares of common stock and potentially dilutive securities outstanding. Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period.

As of June 30, 2012, and 2011, there were stock options to purchase 2,012,378 shares, and 2,038,787 shares of the Company’s common stock outstanding, respectively, of which stock options to purchase 1,295,172 shares, and 869,397 shares of the Company’s common stock, respectively, were excluded from the computation of the diluted net income per weighted-average common share for the three-month periods ended June 30, 2012, and 2011, respectively, either because the stock options’ exercise prices were greater than the average market price of the Company’s common shares or assumed repurchases from proceeds from the stock options’ exercise were antidilutive.

6.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of June 30, 2012 and December 31, 2011, were as follows (in thousands):

	June 30, 2012	December 31, 2011

Foreign currency translation adjustment	$(2,419)	$(2,148)
Retirement plan liabilities, net of tax	(12,813)	(13,453)

Accumulated other comprehensive loss	$(15,232)	$(15,601)

7.	Prepaid Expenses and Other Current Assets

Prepaids and other current assets as of June 30, 2012, and December 31, 2011, consisted of the following (in thousands):

	June 30, 2012	December 31, 2011

Prepaid income taxes	$2,599	$1,984

Survey participant incentives and prepaid postage	2,179	1,770

Insurance recovery receivables	484	993

Other	2,621	2,394

Prepaids and other current assets	$7,883	$7,141

Insurance recovery receivables. During 2008, the Company became involved in two securities-law civil actions and a governmental interaction primarily related to the commercialization of the Company’s PPM service. The management of the Company believes a portion of the legal fees and costs associated with this litigation are covered by the Company’s Directors and Officers insurance policy and therefore has recognized an insurance recovery receivable. On February 3, 2012, as a result of a mediation process overseen by an independent mediator, the Company and its insurers agreed to settle the class action for $7.0 million, which was funded by insurance. From 2008 until June 30, 2012, the Company had incurred approximately $12.6 million in legal fees and costs in defense of its positions related thereto, and as of June 30, 2012, the Company had received $9.2 million in insurance reimbursements related to these legal actions. From 2008 until December 31, 2011, the Company had incurred approximately $12.1 million in legal fees and costs in defense of its positions related thereto, and as of December 31, 2011, the Company had received $7.9 million in insurance reimbursements.

For the six-month periods ended June 30, 2012, and 2011, the Company incurred approximately $0.6 million, and $0.6 million, respectively, in related legal fees, which were recognized as increases to selling, general, and administrative expense. These legal fees were offset by $0.8 million, and $0.8 million in estimated insurance recoveries, which were recognized as reductions to selling, general and administrative expense during 2012 and 2011, respectively.

8.	Equity and Other Investments, Total

The Company’s equity and other investments as of June 30, 2012, and December 31, 2011, consisted of the following (in thousands):

	June 30, 2012	December 31, 2011

Long-term equity and other investment	$11,945	$13,210

Short-term equity and other investment	1,703	1,703

Equity and other investments, total	$13,648	$14,913

The Company’s 49.5% investment in Scarborough Research (“Scarborough”), a Delaware general partnership, is accounted for using the equity method of accounting. The Company’s preferred stock investment in TRA Global, Inc. (“TRA”), a Delaware corporation is accounted for using the cost method of accounting. See Note 16 for further information regarding the Company’s TRA investment as of June 30, 2012, and December 31, 2011.

The following table shows the investment activity and balances for each of the Company’s investments and in total for the three and six-month periods ended June 30, 2012, and 2011 (in thousands):

	Three-Month Period Ended June 30, 2012			Three-Month Period Ended June 30, 2011
	Scarborough	TRA	Total	Scarborough	TRA	Total
Beginning balance	$7,905	$1,703	$9,608	$8,023	$5,180	$13,203
Investment income	5,391	—	5,391	5,453	—	5,453
Distributions from investee	(1,351)	—	(1,351)	(1,400)	—	(1,400)

Ending balance at June 30	$11,945	$1,703	$13,648	$12,076	$5,180	$17,256

	Six-Month Period Ended June 30, 2012			Six-Month Period Ended June 30, 2011
	Scarborough	TRA	Total	Scarborough	TRA	Total
Beginning balance	$13,210	$1,703	$14,913	$13,205	$5,180	$18,385
Investment income	3,035	—	3,035	2,921	—	2,921
Distributions from investee	(4,300)	—	(4,300)	(4,050)	—	(4,050)

Ending balance at June 30	$11,945	$1,703	$13,648	$12,076	$5,180	$17,256

9.	Retirement Plans

Certain of the Company’s United States employees participate in a defined-benefit pension plan that closed to new participants effective January 1, 1995. The Company has a nonqualified, unfunded supplemental retirement plan, as well as a postretirement healthcare plan for eligible retired employees who participate in the pension plan and were hired before January 1, 1992. The components of periodic benefit costs for the defined-benefit pension, postretirement healthcare and supplemental retirement plans were as follows for the three and six-month periods ended June 30, 2012, and 2011 (in thousands):

	Defined-Benefit Pension Plan Three-Month Period Ended June 30,		Postretirement Healthcare Plan Three-Month Period Ended June 30,		Supplemental Retirement Plan Three-Month Period Ended June 30,
	2012	2011	2012	2011	2012	2011

Service cost	$216	$193	$10	$9	$8	$5
Interest cost	477	455	18	21	40	40
Expected return on plan assets	(509)	(513)	—	—	—	—
Amortization of net loss	470	343	5	7	48	38

Net periodic benefit cost	$654	$478	$33	$37	$96	$83

	Defined-Benefit Pension Plan Six-Month Period Ended June 30,		Postretirement Healthcare Plan Six-Month Period Ended June 30,		Supplemental Retirement Plan Six-Month Period Ended June 30,
	2012	2011	2012	2011	2012	2011

Service cost	$431	$387	$18	$19	$15	$10
Interest cost	953	910	36	41	80	80
Expected return on plan assets	(1,018)	(1,026)	—	—	—	—
Amortization of net loss	943	685	11	14	96	76

Net periodic benefit cost	$1,309	$956	$65	$74	$191	$166

10.	Acquisitions

Zokem Oy. On July 28, 2011, a wholly-owned subsidiary of the Company acquired Zokem Oy. The purchase price was $10.6 million in cash plus a contingent consideration arrangement with an estimated fair value of approximately $0.9 million as of the acquisition date. The contingent consideration arrangement provides for possible additional cash payments to be made by the Company to the former Zokem shareholders through 2015 of up to $12.0 million, which are contingent upon Zokem reaching certain financial performance targets in the future. The approximate $0.9 million fair value estimate was determined by applying the income approach method. The key assumptions used in the fair value valuation include a probability-weighted range of performance targets for the four-year measurement period of 2012 through 2015 and an adjusted discount rate. The Company periodically reassesses the fair value of the contingent consideration. As of June 30, 2012, the Company’s estimate of the fair value of the contingent consideration was $1.1 million, which was comprised of less than $0.1 million recorded in accrued expenses and other current liabilities and approximately $1.1 million recorded in other noncurrent liabilities on the Company’s consolidated balance sheet.

11.	Goodwill

The following table shows the changes in goodwill for the six-month periods ended June 30, 2012, and 2011, (in thousands):

	Six-Month Period Ended June 30, 2012	Six-Month Period Ended June 30, 2011
Beginning balance,	$45,430	$38,895

Translation effect	(188)	—

Ending balance	$45,242	$38,895

12.	Taxes

The effective tax rate decreased to 37.8% for the six months ended June 30, 2012, from 38.6% for the six months ended June 30, 2011. The decrease results primarily from the favorable settlement of various audits during the six-month period ended June 30, 2012.

During the six-month period ended June 30, 2012, the Company’s unrecognized tax benefits for certain income tax contingencies decreased from $1.3 million as of December 31, 2011, to $1.2 million as of June 30, 2012. The decrease is attributable to the settlement of various audits. If recognized, the $1.2 million in unrecognized tax benefits would reduce the Company’s effective tax rate in future periods.

Income taxes paid for the six-months ended June 30, 2012 and 2011, were $19.0 million and $14.3 million, respectively.

13.	Share-Based Compensation

The following table sets forth information with regard to the income statement recognition of share-based compensation for the three and six-month periods ended June 30, 2012, and 2011 (in thousands):

	Three- Month Period Ended June 30, 2012	Three- Month Period Ended June 30, 2011	Six-Month Period Ended June 30, 2012	Six-Month Period Ended June 30, 2011
Cost of revenue	$97	$115	$243	$243
Selling, general and administrative	2,018	1,634	3,940	3,429
Research and development	94	77	194	159

Share-based compensation	$2,209	$1,826	$4,377	$3,831

No share-based compensation cost was capitalized during the six-month periods ended June 30, 2012, and 2011.

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

For the three-month period ended June 30, 2012, the number of stock options granted was 12,511 and the weighted-average exercise price for those stock options granted was $35.46. For the three month period ended June 30, 2011, no stock options were granted. For the six-month periods ended June 30, 2012 and 2011, the number of stock options granted was 106,466 and 73,225, respectively, and the weighted-average exercise price for those stock options granted was $34.06 and $44.06, respectively.

As of June 30, 2012, there was $2.5 million in total unrecognized compensation cost related to unvested stock options. This aggregate unrecognized cost is expected to be recognized over a weighted-average remaining period of 2.1 years. The weighted-average exercise price and weighted-average remaining contractual term for outstanding stock options as of June 30, 2012, were $34.95 and 5.4 years, respectively.

Service and Performance Award Units

Service award units. The Company’s unvested service award units (i) were issued at the fair market value of the Company’s common stock on the date of grant, (ii) vest in four equal annual installments beginning on the first anniversary date of the grant, and (iii) expire without vesting if the employee is no longer employed by the Company. Compensation expense for service award units is recognized on a straight-line basis over the vesting period using the fair market value of the Company’s common stock on the date of grant.

As of June 30, 2012, there was $1.4 million of total unrecognized compensation cost related to unvested service award units. This aggregate unrecognized cost for service award units is expected to be recognized over a weighted-average period of 1.8 years.

Additional information for the three and six-month periods ended June 30, 2012, and 2011, is noted in the following table (dollars in thousands, except per share amounts):

	Three- Month Period Ended June 30, 2012	Three- Month Period Ended June 30, 2011	Six-Month Period Ended June 30, 2012	Six-Month Period Ended June 30, 2011
Number of service award shares granted during the period	4,583	—	4,583	18,434

Weighted average grant-date fair value per share granted during the period	$35.46	—	$35.46	$42.72

Fair value of service award shares vested during the period	$1,292	$1,531	$1,740	$2,214

Service award units to Board of Directors (“Board”). Beginning in 2012, the Board members have the right to elect to receive all or a portion of their annual 2012 compensation as Board service award units. These Board service award units (i) were issued at the fair market value of the Company’s common stock on the date of grant, and (ii) vest on the anniversary date of the grant. Compensation expense for Board service award units is recognized on a straight-line basis over the vesting period using the fair market value of the Company’s common stock on the date of grant.

During the three and six-month period ended June 30, 2012, the Company granted 5,640 Board service award units at a weighted average grant-date fair value per share of $35.46. As of June 30, 2012, there was $0.2 million of total unrecognized compensation cost related to unvested Board service award units. This aggregate unrecognized cost for service award units is expected to be recognized over a weighted-average period of 0.9 years.

Performance award units. During the six-month periods ended June 30, 2012 and 2011, the Company granted performance award units under the 2008 Plan. These performance award units (i) were issued at the fair market value of the Company’s common stock on the date of grant, (ii) will expire without vesting if the Company’s return on invested capital (“ROIC”) for the annual performance period does not exceed 12%, which is an approximation of the Company’s weighted average cost of capital, (iii) will, if the Company’s ROIC exceeds 12%, vest in four equal annual installments beginning with the first anniversary date of the grant, and (iv) for any unvested units, expire without vesting if the recipient is no longer employed by the Company.

Compensation expense for performance award units is recognized on an accelerated basis using the fair market value of the Company’s common stock on the date of grant. The Company recognizes expense for these performance award units under the assumption that the performance ROIC target will be achieved. If it appears such performance ROIC target will not be met, the Company will stop recognizing any further compensation cost and any previously recognized compensation cost would be reversed. As of June 30, 2012, there was $2.1 million of total unrecognized compensation cost related to unvested performance award units. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 2.9 years.

Additional information for the three and six-month periods ended June 30, 2012, and 2011, is noted in the following table (dollars in thousands, except per share amounts):

	Three- Month Period Ended June 30, 2012	Three- Month Period Ended June 30, 2011	Six-Month Period Ended June 30, 2012	Six-Month Period Ended June 30, 2011
Number of performance award shares granted during the period	—	—	34,229	22,511

Weighted average grant-date fair value per share granted during the period	—	—	$33.87	$44.44

Fair value of performance award shares vested during the period	$325	$415	$847	$804

Deferred Stock Units

Service DSU grants to CEO. During the six-month periods ended June 30, 2012 and 2011, the Company granted service-based deferred stock unit awards (“Service DSUs”) under the 2008 Plan to its CEO. Service DSUs are issued at the fair market value of the Company’s stock on the date of grant, and generally vest annually over a four-year period on each anniversary date of the grant. Service DSUs also include dividend equivalent DSUs, which vest immediately upon the date of grant.

Compensation expense for Service DSUs is recognized on a straight-line basis over the vesting period using the fair market value of the Company’s common stock on the date of grant. The Service DSUs provide for accelerated vesting upon termination without cause or the CEO’s retirement as defined in his employment agreement. As of June 30, 2012, there was no unrecognized compensation cost related to Service DSUs.

The Service DSUs will be convertible into shares of the Company’s common stock following the holder’s termination of employment. No Service DSUs were converted into shares of the Company’s common stock during the six-month periods ended June 30, 2012, and 2011. Additional information for the three and six-month periods ended June 30, 2012, and 2011, is noted in the following table (dollars in thousands, except per share amounts):

Service DSU’s Granted to CEO	Three- Month Period Ended June 30, 2012	Three- Month Period Ended June 30, 2011	Six-Month Period Ended June 30, 2012	Six-Month Period Ended June 30, 2011
Number of shares granted during the period	—	—	1,181	900

Weighted-average grant date fair value per share granted during the period	—	—	$33.87	$44.44

Fair value of shares vested during the period	—	—	$568	$704

Performance DSU grants to CEO. During the six-month periods ended June 30, 2012 and 2011, the Company granted performance-based deferred stock unit awards (“Performance DSUs”) under the 2008 Plan to its CEO. These Performance DSUs (i) were issued at the fair market value of the Company’s common stock on the date of grant, (ii) will expire without vesting if the Company’s ROIC for the annual performance period does not exceed 12%, which is an approximation of the Company’s weighted average cost of capital, (iii) will, if the Company’s ROIC exceeds 12%, vest in four equal annual installments beginning on the first anniversary date of the grant, and (iv) provide for accelerated vesting upon termination without cause or the CEO’s retirement as defined in his employment agreement. These Performance DSUs, if vested, will be convertible into shares of the Company’s common stock, subsequent to termination of employment.

Compensation expense for Performance DSUs is recognized on an accelerated basis using the fair market value of the Company’s common stock on the date of grant. The Company recognizes expense for these Performance DSUs under the assumption that the performance target will be achieved. If it appears such performance target will not be met, the Company will stop recognizing any further compensation cost and any previously recognized compensation cost would be reversed. As of June 30, 2012, there was $1.4 million of total unrecognized compensation cost related to Performance DSUs. This aggregate unrecognized cost is expected to be recognized over the weighted-average period of 0.5 years.

Additional information for the three and six-month periods ended June 30, 2012, and 2011, is noted in the following table (dollars in thousands, except per share amounts):

Performance DSU’s Granted to CEO	Three- Month Period Ended June 30, 2012	Three- Month Period Ended June 30, 2011	Six-Month Period Ended June 30, 2012	Six-Month Period Ended June 30, 2011
Number of shares granted during the period	—	—	59,049	24,122

Weighted-average grant date fair value per share granted during the period	—	—	$33.87	$44.44

Fair value of shares vested during the period	—	—	$396	$227

Service DSU grants to Board. The Company issues deferred stock units to its Board of Directors (“Board DSUs”) under the 2008 Plan. These Board DSUs (i) were issued at the fair market value of the Company’s common stock on the date of grant and (ii) if vested, will be convertible to shares of the Company’s common stock subsequent to termination of service as a director. Beginning in 2012, the Board members have the right to elect to receive all or a portion of their annual 2012 compensation as Board DSUs that vest completely on the first anniversary date of the grant. For 2011 and 2010, annual grants were issued to the Board as Board DSUs that vest annually in three equal installments over a three-year period.

In addition, the Board members have the right to elect to receive all or a portion of their retainer and meeting attendance fees as Board DSUs, which vest immediately. Board DSUs are only granted to nonemployee Directors. Board DSUs also include dividend equivalent DSUs, which vest immediately upon the date of grant.

Compensation expense for Board DSUs is recognized on a straight-line basis over the vesting period using the fair market value of the Company’s common stock on the date of grant. As of June 30, 2012, there was $1.5 million of total unrecognized compensation cost related to Board DSUs granted to nonemployee directors. This aggregate unrecognized cost is expected to be recognized over the weighted-average period of 1.3 years.

Additional information for the three and six-month periods ended June 30, 2012, and 2011, is noted in the following table (dollars in thousands, except per share amounts):

Board DSUs and Dividend Equivalents Granted to Board	Three- Month Period Ended June 30, 2012	Three- Month Period Ended June 30, 2011	Six-Month Period Ended June 30, 2012	Six-Month Period Ended June 30, 2011
Number of shares granted during the period	21,179	21,061	22,568	22,481

Weighted-average grant date fair value per share granted during the period	$35.41	$40.67	$35.49	$40.60

Fair value of shares vested during the period	$554	$57	$660	$173

14.	Concentration Risk

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

The Company’s quantitative radio audience ratings service and related software licensing revenue accounted for the following percentages, in the aggregate, of total Company revenue:

	Three- Month Period Ended June 30, 2012	Three- Month Period Ended June 30, 2011	Six-Month Period Ended June 30, 2012	Six-Month Period Ended June 30, 2011
Quantitative radio audience ratings service and related software licensing revenue	82%	81%	89%	89%

The Company had one customer that individually represented approximately 19% of its annual revenue for the year ended December 31, 2011. The Company had two customers that individually represented approximately 18% and 10% of its total accounts receivable balance as of June 30, 2012, and two customers that individually represented approximately 23% and 11% of its total accounts receivable balance as of December 31, 2011. The Company has historically experienced a high level of contract renewals.

15.	Stock Repurchases

On February 9, 2012, the Company’s Board of Directors authorized a program to repurchase up to $100.0 million in shares of the Company’s outstanding common stock through either periodic open-market or private transactions, in accordance with applicable insider trading and other securities laws and regulations, at then-prevailing market prices over a period of up to two years ending February 9, 2014. As of June 30, 2012, the Company had repurchased 1,372,853 shares of its outstanding common stock under this program for approximately $50.0 million.

16.	Financial Instruments

The Company believes the fair market value of the TRA investment approximates its carrying value of $1.7 million as of June 30, 2012. The Company accounts for its $1.7 million investment in TRA’s preferred stock using the cost method of accounting. TRA is closely held and there is not an efficient market in which buyers and sellers determine the fair value of these shares. The Company periodically assesses the fair value of its investment in TRA through comparative analysis and analysis of TRA’s actual and projected financial results. In the event the fair value of the investment in TRA were to fall below its carrying value in the future, the Company would be required to recognize an impairment loss. During the month ended July 31, 2012, the Company sold its investment in TRA and the proceeds from the sale were approximately equal to the investment’s $1.7 million carrying value recorded on its balance sheet as of June 30, 2012.

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

•

estimating the size and composition of audiences to media other than radio, including television viewed out-of-home, and content distributed on multiple platforms; we also analyze the behavior of smartphone and tablet users;

•	providing qualitative information about consumers, including their lifestyles, shopping patterns, and use of media; and

•	providing software to access and analyze media audience and marketing information data.

We have commercialized our Arbitron Portable People MeterTM (“PPM®”) ratings service in 48 of the largest United States radio markets. We may choose to commercialize our PPM ratings service in additional markets in the future. We refer to each of the 48 United States radio markets in which we have commercialized our PPM service as a “PPM Market” and collectively, as the “PPM Markets.”

Historically, our quantitative radio ratings services and related software have accounted for a substantial majority of our revenue. For each of the six-month periods ended June 30, 2012, and 2011, our quantitative radio ratings services and related software accounted for approximately 89% of our revenue. Approximately 77% of our total revenue for the six-month period ended June 30, 2012, was derived from local radio ratings services, of which approximately 73% was from the PPM Markets and 27% was from our Diary markets.

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

While we expect our quantitative radio ratings services and related software licensing will account for the majority of our revenue for the foreseeable future, we continue to seek opportunities to diversify our revenue base by, among other things, leveraging the investment we have made in our PPM ratings service and technology.

With the commercialization of our PPM ratings service complete in 48 of the largest U.S. radio markets, our future performance will be impacted by our ability and the costs required to address a variety of challenges and opportunities in the markets and industries we serve. See “— Ratings Trends and Initiatives for our Syndicated Radio Ratings Services” below. Protecting and supporting our existing customer base, and ensuring our services are competitive from a price, quality, and service perspective are critical components to these overall goals, although there can be no guarantee we will be successful in our efforts.

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

If response rates decline or we are unable to maintain sample proportionality in our surveys or the costs of recruitment initiatives significantly increase, our radio audience ratings business could be adversely affected.

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

MRC Accreditation

On July 18, 2012, the MRC accredited the radio average-quarter-hour monthly ratings data produced by the PPM ratings service in five additional markets: Los Angeles, Tampa-St. Petersburg-Clearwater, Baltimore, Riverside-San Bernardino, and San Antonio. Three of the markets, including Los Angeles, Baltimore and San Antonio, are being granted MRC accreditation for the first time. Two of the markets, including Riverside-San Bernardino and Tampa-St. Petersburg-Clearwater, are regaining accreditation, which had been withdrawn by the MRC in January 2012. The MRC has also voted to continue accreditation in nine other markets: Atlanta, Cincinnati, Houston, Kansas City, Milwaukee-Racine, Minneapolis-St. Paul, Philadelphia, Phoenix, and St. Louis. The MRC voted to not grant accreditation at this time in the remaining 34 PPM markets, and therefore PPM data in those markets continue to be unaccredited.

As of the date we filed this Quarterly Report on Form 10-Q with the SEC, the quarter-hour-based radio ratings data produced by the PPM ratings service is accredited by the MRC in 14 local markets: Atlanta; Cincinnati; Houston-Galveston; Kansas City; Milwaukee-Racine; Minneapolis-St. Paul; Philadelphia; Phoenix; St. Louis; Los Angeles; Tampa-St. Petersburg-Clearwater; Baltimore; Riverside-San Bernardino; and San Antonio. We have applied for accreditation in all PPM Markets. We continue to seek accreditation in all unaccredited PPM Markets. For additional information regarding the status of MRC accreditation of our ratings services, see “Item 1. Business — Media Rating Council Accreditation” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Sale of TRA Investment

During July 2012, we sold our investment in TRA and the proceeds from the sale were approximately equal to the investment’s $1.7 million carrying value recorded on our balance sheet as of June 30, 2012.

Stock Repurchases

On February 9, 2012, our Board of Directors authorized a program to repurchase up to $100.0 million in shares of our outstanding common stock through either periodic open-market or private transactions, in accordance with applicable insider trading and other securities laws and regulations, at then-prevailing market prices over a period of up to two years ending February 9, 2014. As of August 1, 2012, we have repurchased 1,372,853 shares of outstanding common stock under this program for approximately $50.0 million.

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

Software development costs. We capitalize software development costs with respect to significant internal use software initiatives or enhancements from the time the preliminary project stage is completed and management considers it probable the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are amortized over periods of three to five years. We perform an assessment quarterly to determine if it is probable all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value. As of June 30, 2012, and December 31, 2011, our capitalized software developed for internal use had carrying amounts of $28.5 million and $28.9 million, respectively, including $9.9 million and $10.4 million, respectively, of software related to the PPM service.

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

Insurance Receivables. During 2008, we became involved in two securities-law civil actions and a governmental interaction primarily related to the commercialization of our PPM service. Since 2008, we have incurred a total of $12.6 million in legal fees and expenses in connection with these matters. As of June 30, 2012, an aggregate of $9.2 million in insurance reimbursements related to these legal actions has been received. As of June 30, 2012, and December 31, 2011, our insurance claims receivable related to these legal actions was $0.5 million and $1.0 million, respectively, and these amounts are included in our prepaid expenses and other current assets on our balance sheet. See Note 7 in our Notes to Consolidated Financial Statements for additional information concerning our insurance recovery receivables.

Contingent consideration. The agreement governing the 2011 acquisition of Zokem Oy, now Arbitron Mobile Oy (“Arbitron Mobile”), provides for possible additional cash payments to be made by us to the former Zokem shareholders through 2015 of up to $12.0 million, contingent upon Arbitron Mobile reaching certain financial performance targets in the future. We estimated the fair value of this contingent consideration to be approximately $0.9 million as of the July 28, 2011 acquisition date. We periodically estimate the fair value of the contingent consideration and any change in fair value will be recognized in our consolidated financial results of operations. An increase in the contingent consideration expected to be paid will result in a charge to operations in the quarter the anticipated fair value of contingent consideration increases, while a decrease in the contingent consideration expected to be paid will result in a credit to operations in the quarter the anticipated fair value of contingent consideration decreases. The estimate of the fair value of contingent consideration requires subjective assumptions to be made of future operating results. We estimated that the fair value of the contingent consideration as of June 30, 2012 to be $1.1 million. Future revisions to our assumptions could materially change our estimate of the fair value of contingent consideration and therefore materially affect our future financial results and financial condition.

Results of Operations

Comparison of the Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2011

The following table sets forth information with respect to our consolidated statements of income:

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Increase		Percentage of
	June 30,		(Decrease)		Revenue
	2012	2011	Dollars	Percent	2012	2011
Revenue	$104,407	$95,737	$8,670	9.1%	100.0%	100.0%

Costs and expenses
Cost of revenue	63,205	61,025	2,180	3.6%	60.5%	63.7%
Selling, general and administrative	20,701	18,656	2,045	11.0%	19.8%	19.5%
Research and development	9,896	9,017	879	9.7%	9.5%	9.4%

Total costs and expenses	93,802	88,698	5,104	5.8%	89.8%	92.6%

Operating income	10,605	7,039	3,566	50.7%	10.2%	7.4%
Equity in net income of affiliate	5,391	5,453	(62)	(1.1%)	5.2%	5.7%

Income before interest and tax expense	15,996	12,492	3,504	28.0%	15.3%	13.0%
Interest income	11	8	3	37.5%	0.0%	0.0%
Interest expense	132	104	28	26.9%	0.1%	0.1%

Income before income tax expense	15,875	12,396	3,479	28.1%	15.2%	12.9%
Income tax expense	5,912	4,812	1,100	22.9%	5.7%	5.0%

Net income	$9,963	$7,584	$2,379	31.4%	9.5%	7.9%

Income per weighted average common share
Basic	$0.38	$0.28	$0.10	35.7%

Diluted	$0.37	$0.27	$0.10	37.0%

Cash dividends declared per common share	$0.10	$0.10	$—	—

Other data:
EBIT (1)	$15,996	$12,492	$3,504	28.0%
EBITDA (1)	$23,610	$19,731	$3,879	19.7%
EBIT Margin (1)	15.3%	13.0%
EBITDA Margin (1)	22.6%	20.6%

EBIT and EBITDA Reconciliation (1)
Net income	$9,963	$7,584	$2,379	31.4%
Income tax expense	5,912	4,812	1,100	22.9%
Interest (income)	(11)	(8)	3	37.5%
Interest expense	132	104	28	26.9%

EBIT (1)	15,996	12,492	3,504	28.0%
Depreciation and amortization	7,614	7,239	375	5.2%

EBITDA (1)	$23,610	$19,731	$3,879	19.7%

Certain percentage amounts may not total due to rounding.

(1)	EBIT (earnings before interest and income taxes), EBIT Margin (EBIT divided by revenue), EBITDA (earnings before interest, income taxes, depreciation and amortization), and EBITDA Margin (EBITDA divided by revenue) are non-GAAP financial measures we believe are useful to investors in evaluating our results. See “—EBIT and EBITDA” below for further discussion of these non-GAAP financial measures.

Revenue. Revenue increased by 9.1% or $8.7 million for the three-month period ended June 30, 2012, as compared to the same period in 2011, due primarily to a $6.9 million increase in PPM-based ratings service revenue, in particular the continued phase-in of contracted price increases, a $1.4 million increase in Scarborough qualitative service revenue, and a $1.0 million increase in Diary rating service revenue. These revenue increases for our PPM and Diary services also included an aggregate $1.2 million benefit from the timing of items associated with data from prior surveys.

Cost of Revenue. Cost of revenue increased by 3.6% or $2.2 million for the three-month period ended June 30, 2012, as compared to the same period in 2011. Cost of revenue increased primarily due to a $1.1 million increase in Scarborough royalties, and a $0.6 million increase associated with our Arbitron Mobile service acquired during the third quarter of 2011.

Selling, General, and Administrative. Selling, general, and administrative increased by 11.0% or $2.0 million for the three-month period ended June 30, 2012, as compared to the same period in 2011. Selling, general, and administrative increased primarily due to $1.3 million in Arbitron Mobile-related costs incurred during the three-month period ended June 30, 2012, and $0.8 million of executive separation costs incurred during the second quarter of 2012.

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

EBIT and EBITDA increased by $3.5 million and $3.9 million, respectively, for the three-month period ended June 30, 2012, as compared to the same period in 2011, primarily due to an increase in PPM service revenue.

Comparison of the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011

The following table sets forth information with respect to our consolidated statements of income:

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

(Unaudited)

	Six Months Ended		Increase		Percentage of
	June 30,		(Decrease)		Revenue
	2012	2011	Dollars	Percent	2012	2011
Revenue	$210,801	$196,606	$14,195	7.2%	100.0%	100.0%

Costs and expenses
Cost of revenue	110,653	106,704	3,949	3.7%	52.5%	54.3%
Selling, general and administrative	38,704	35,765	2,939	8.2%	18.4%	18.2%
Research and development	19,614	18,012	1,602	8.9%	9.3%	9.2%

Total costs and expenses	168,971	160,481	8,490	5.3%	80.2%	81.6%

Operating income	41,830	36,125	5,705	15.8%	19.8%	18.4%
Equity in net income of affiliate	3,035	2,921	114	3.9%	1.4%	1.5%

Income before interest and tax expense	44,865	39,046	5,819	14.9%	21.3%	19.9%
Interest income	31	14	17	121.4%	0.0%	0.0%
Interest expense	261	268	(7)	(2.6%)	0.1%	0.1%

Income before income tax expense	44,635	38,792	5,843	15.1%	21.2%	19.7%
Income tax expense	16,865	14,961	1,904	12.7%	8.0%	7.6%

Net income	$27,770	$23,831	$3,939	16.5%	13.2%	12.1%

Income per weighted average common share
Basic	$1.04	$0.88	$0.16	18.2%

Diluted	$1.02	$0.86	$0.16	18.6%

Cash dividends declared per common share	$0.20	$0.20	$—	—

Other data:
EBIT (1)	$44,865	$39,046	$5,819	14.9%
EBITDA (1)	$60,222	$53,600	$6,622	12.4%
EBIT Margin (1)	21.3%	19.9%
EBITDA Margin (1)	28.6%	27.3%

EBIT and EBITDA Reconciliation (1)
Net income	$27,770	$23,831	$3,939	16.5%
Income tax expense	16,865	14,961	1,904	12.7%
Interest (income)	(31)	(14)	17	121.4%
Interest expense	261	268	(7)	(2.6%)

EBIT (1)	44,865	39,046	5,819	14.9%
Depreciation and amortization	15,357	14,554	803	5.5%

EBITDA (1)	$60,222	$53,600	$6,622	12.4%

Certain percentage amounts may not total due to rounding.

(1)	EBIT (earnings before interest and income taxes), EBIT Margin (EBIT divided by revenue), EBITDA (earnings before interest, income taxes, depreciation and amortization), and EBITDA Margin (EBITDA divided by revenue) are non-GAAP financial measures we believe are useful to investors in evaluating our results. See “—EBIT and EBITDA” below for further discussion of these non-GAAP financial measures.

Revenue. Revenue increased by 7.2% or $14.2 million for the six-month period ended June 30, 2012, as compared to the same period in 2011, due primarily to a $12.4 million increase in PPM-based ratings service revenue, in particular the continued phase-in of contracted price increases, a $1.4 million increase in our Scarborough qualitative service revenue, and a $0.8 million increase associated with our Arbitron Mobile service, which was acquired during the third quarter of 2011.

Cost of Revenue. Cost of revenue increased by 3.7% or $3.9 million for the six-month period ended June 30, 2012, as compared to the same period in 2011. Cost of revenue increased primarily due to a $1.3 million increase in costs associated with our cross platform initiatives, as well as costs incurred related to Arbitron Mobile, which was acquired in July 2011, a $1.1 million increase in Scarborough royalty costs, a $0.6 million increase in aggregate costs associated with address based sampling, in-person recruiting and cell-phone household recruiting, and a $0.6 million increase in PPM variable costs, including higher survey participant incentives and panel management costs, for the six-month period ended June 30, 2012, as compared to the same period in 2011.

Selling, General, and Administrative. Selling, general, and administrative increased by 8.2% or $2.9 million for the six-month period ended June 30, 2012, as compared to the same period in 2011. Selling, general, and administrative increased primarily due to $2.4 million in higher Arbitron Mobile costs incurred during the six-month period ended June 30, 2012, as compared to the same period of 2011, and $0.8 million of executive separation costs incurred during the first half of 2012.

Research and Development. Research and development increased by 8.9% or $1.6 million for the six-month period ended June 30, 2012, as compared to the same period in 2011. Research and development increased primarily due to a $0.7 million increase in costs associated with Arbitron Mobile, which was acquired during the third quarter of 2011, as well as a $0.5 million increase in engineering development expense related to our PPM service for the six-month period ended June 30, 2012, as compared to the same period in 2011.

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

EBIT and EBITDA increased by $5.8 million and $6.6 million, respectively, for the six-month period ended June 30, 2012, as compared to the same period in 2011, primarily due to an increase in PPM service revenue.

Liquidity and Capital Resources

	As of June 30, 2012	As of December 31, 2011	Change
Cash and cash equivalents	$11,073	$19,715	$(8,642)
Working capital	$3,341	$17,953	$(14,612)
Working capital, excluding deferred revenue which does not require a significant additional cash outlay	$55,648	$55,033	$615
Total debt	$—	$—	$—

We have historically relied upon our cash flow from operations, supplemented by borrowings under our available revolving credit facility as needed, to fund our dividends, common stock repurchases, capital expenditures, and contractual obligations. We expect, based on current and anticipated levels of operating performance, our cash flow from operations, cash and cash equivalents, and availability under our Credit Facility will be sufficient to support our operations for the next 12 to 24 months. See “— Credit Facility” below for further discussion of the relevant terms and covenants.

Cash flow from operating activities. For the six-month period ended June 30, 2012, the net cash provided by operating activities was $53.7 million, which was primarily due to $60.2 million of EBITDA, increased by $4.4 million of non-cash share-based compensation, partially offset by $19.0 million in income taxes paid for the six-month period ended June 30, 2012. EBITDA is discussed and reconciled to net income in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Net cash provided by operating activities for the six-month period ended June 30, 2012, was also positively impacted by a $15.2 million increase in deferred revenue primarily due to price escalators associated with our PPM ratings service, partially offset by a $8.9 million decrease in payroll, bonus, and benefit accruals for the six-month period ended June 30, 2012.

Cash flow from investing activities. Net cash used in investing activities for the six-month periods ended June 30, 2012, and 2011, was $10.6 million and $14.2 million, respectively. This $3.6 million decrease in cash used in investing activities was due primarily to a $3.2 million decrease in metering equipment and other PPM-related capital expenditures for the six-month period ended June 30, 2012, as compared to the same period in 2011.

Cash flow from financing activities. Net cash used in financing activities for the six-month periods ended June 30, 2012, and 2011, was $51.6 million and $50.9 million, respectively. This $0.7 million increase in net cash used in financing activities was due primarily to $50.0 million of repurchases of our common stock during the six-month period ended June 30, 2012, partially offset by a $1.3 million increase in proceeds from stock option exercises and stock purchase plans for the six-month period ended June 30, 2012, when a large number of stock options were nearing their expiration, as compared to the same period of 2011. During the six-month period ended June 30, 2012, we had no outstanding borrowings or repayments under our current Credit Facility. During the six-month period ended June 30, 2011, we made no repurchases of our common stock and we repaid $48.0 million of net repayments of our then outstanding obligations under our prior credit facility,

Repatriation of Foreign Earnings

We have provided for U.S. taxes on all of our foreign earnings, consistent with the U.S. Internal Revenue Code’s taxation of world-wide income. We do not have material amounts of unrepatriated earnings in foreign jurisdictions and do not expect to permanently reinvest these current or future foreign earnings outside of the U.S.

Credit Facility

On November 21, 2011, we entered into the Credit Facility, a new agreement with a consortium of lenders to provide up to $150.0 million of financing through a five-year, unsecured revolving credit facility expiring on November 21, 2016. The agreement contains an expansion feature to increase the total financing available under the Credit Facility by up to $75.0 million to an aggregate of $225.0 million. Such increased financing would be provided by one or more existing Credit Facility lending institutions, subject to the approval of the lending banks, and/or in combination with one or more new lending institutions, subject to the approval of the Credit Facility’s administrative agent. Interest on borrowings under the Credit Facility is calculated based on a floating rate for a duration of up to six months (or, with the consent of each lender, nine or 12 months), at which time the interest rate is reset based upon the LIBOR.

Our Credit Facility contains financial terms, covenants and operating restrictions that potentially restrict our financial flexibility. The material debt covenants under our Credit Facility include both a maximum leverage ratio and a minimum interest coverage ratio. The leverage ratio is a non-GAAP financial measure equal to the amount of our consolidated total indebtedness, as defined in our Credit Facility, divided by a contractually defined adjusted Earnings Before Interest, Taxes, Depreciation and Amortization and non- cash compensation (“Consolidated EBITDA”) for the trailing four-quarter period. The interest coverage ratio is a non-GAAP financial measure equal to Consolidated EBITDA divided by total interest expense. Both ratios are designed as measures of our ability to meet current and future debt obligations. The following table presents the actual ratios and their threshold limits as defined by the Credit Facility as of June 30, 2012:

Covenant	Threshold	Actual

Maximum leverage ratio	3.25	0.00

Minimum interest coverage ratio	3.00	241.0

As of June 30, 2012, based upon these financial covenants, there was no default or limit on our ability to borrow the unused portion of our Credit Facility.

Our Credit Facility contains customary events of default, including nonpayment and breach covenants. In the event of default, repayment of borrowings under the Credit Facility could be accelerated. Our Credit Facility also contains cross default provisions whereby a default on any material indebtedness, as defined in the Credit Facility, could result in the acceleration of our outstanding debt and the termination of any unused commitment under the Credit Facility. The agreement potentially limits, among other things, our ability to sell assets, incur additional indebtedness, and grant or incur liens on our assets. Under the terms of the Credit Facility, all of our material domestic subsidiaries, if any, must guarantee the commitment. Currently, we do not have any material domestic subsidiaries as defined under the terms of the Credit Facility. Although we do not believe the terms of our Credit Facility limit the operation of our business in any material respect, the terms of the Credit Facility may restrict or prohibit our ability to raise additional debt when needed or could prevent us from investing in other growth initiatives. We have been in compliance with the terms of the Credit Facility since the inception of the agreement. As of August 1, 2012, we had no outstanding borrowings under the Credit Facility.

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

In November 2011, we entered into our Credit Facility with a consortium of lenders to provide us up to $150.0 million of financing. Interest on borrowings under the Credit Facility is calculated based on a floating rate for a duration of up to six months, at which time the interest rate is reset based upon the LIBOR. As of June 30, 2012, we had no outstanding borrowings under the Credit Facility. Therefore, a hypothetical market interest rate change of 1% would have zero impact on our results of operations over a 12-month period. A hypothetical market interest rate change of 1% would have no impact on either the carrying amount or the fair value of the Credit Facility. We do not use derivatives for speculative or trading purposes.

Foreign Currency Risk

We are exposed to the translation of foreign currency earnings to the U.S. dollar. Our principal exposures are to the euro via our Finnish subsidiary and the Indian rupee via our Indian subsidiary. If we expand our foreign operations in both Finland and India, our exposure to foreign currency exchange rate trends could increase, resulting in higher or lower translation impacts to our financial results and position.

As of June 30, 2012, we had $6.3 million in recorded intercompany balances on our Finnish and Indian subsidiary balance sheets, which are impacted by fluctuations in currency exchange rates. As the exchange rates increase or decrease, our intercompany balances will be exposed to translation adjustment charges and/or credits, which will be recognized in our financial results.

Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates at the end of the period except that revenue and expenses are translated at average current exchange rates during each reporting period. The translation adjustments are recorded in accumulated other comprehensive income (loss) on our consolidated balance sheet until the net investment in such foreign subsidiaries is liquidated. As of June 30, 2012, the cumulative net currency translation adjustment recorded on our balance sheet reduced our shareholders’ equity by $2.4 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved, from time to time, in litigation and proceedings, including with governmental authorities, arising out of the ordinary course of business. Legal costs for services rendered in the course of these proceedings are charged to expense as they are incurred.

On April 30, 2008, Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund filed a securities class action lawsuit in the United States District Court for the Southern District of New York on behalf of a purported Class of all purchasers of Arbitron common stock between July 19, 2007, and November 26, 2007. The plaintiff asserts that Arbitron, Stephen B. Morris (our former Chairman, President and Chief Executive Officer), and Sean R. Creamer (currently our Executive Vice President, Chief Operating Officer and Chief Financial Officer) violated federal securities laws. The plaintiff alleges misrepresentations and omissions relating, among other things, to the delay in commercialization of our PPM ratings service in November 2007, as well as stock sales during the period by company insiders who were not named as defendants and Messrs. Morris and Creamer. The plaintiff sought class certification, compensatory damages plus interest and attorneys’ fees, among other remedies. On September 22, 2008 the plaintiff filed an Amended Class Action Complaint. On November 25, 2008, Arbitron, Mr. Morris, and Mr. Creamer each filed Motions to Dismiss the Amended Class Action Complaint. In September 2009, the plaintiff sought leave to file a Second Amended Class Action Complaint in lieu of oral argument on the pending Motions to Dismiss. The court granted leave to file a Second Amended Class Action Complaint and denied the pending Motions to Dismiss without prejudice. On or about October 19, 2009, the plaintiff filed a Second Amended Class Action Complaint. Arbitron and each of Mr. Morris and Mr. Creamer again moved to dismiss the Second Amended Class Action Complaint. Briefing on motions to dismiss the Second Amended Class Action Complaint was completed in March 2010. On September 24, 2010, the Court granted Mr. Creamer’s motion to dismiss the plaintiff’s claims against him, and all claims against Mr. Creamer were dismissed with prejudice. The motions to dismiss the Second Amended Class Action Complaint by Arbitron and Mr. Morris were denied. Arbitron and Mr. Morris each then filed answers denying the claims. On September 6, 2011, the Court entered an order granting the plaintiff’s motion to certify the action as a class action, to appoint the lead plaintiff as class representative, and to appoint its counsel as lead counsel. The court defined the class as all purchasers of common stock of the Company who were damaged through purchasing stock during the period July 19, 2007 through November 26, 2007. On February 3, 2012, as a result of a mediation process overseen by an independent mediator, the Company and its insurers agreed to settle the case for $7 million, which will be funded by insurance. Because this is a class action, settlements of this type are subject to preliminary and final review by the Court with an opportunity for class members to respond to the proposed settlement and object if they so desire. The Court has issued an order preliminarily approving the settlement and Notice of the settlement has been sent to the class members. The Court has scheduled a hearing on the final approval of the settlement to be held on October 19, 2012.

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

On February 9, 2012, our Board of Directors authorized a program to repurchase up to $100.0 million in shares of our outstanding common stock through either periodic open-market or private transactions, in accordance with applicable insider trading and other securities laws and regulations, at then-prevailing market prices over a period of up to two years ending February 9, 2014. The following table outlines the stock repurchase activity during the three months ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Total Amount of Dollars Purchased	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1-30	346,347	$37.64	346,347	$13,036,197	$67,182,645
May 1-31	473,562	36.34	473,562	17,207,490	49,975,155
June 1-30	—	—	—	—	49,975,155

Total	819,909	$36.89	819,909	$30,243,687	$49,975,155

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a – 14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a – 14(a)					*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

101+

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011;

(ii) Condensed Consolidated Statement of Income for the Six Months Ended June 30, 2012 and 2011;

(iii) Condensed Consolidated Statements of Comprehensive Income for the Six Months Ended June 30, 2012 and 2011;

*

(iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011; and (v) Notes to Condensed Consolidated Financial Statements.*

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
Sean R. Creamer
Executive Vice President, Chief Operating Officer and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal financial and principal accounting officer)

Date: August 7, 2012