Form 10-Q
period 2012-09-30
ARBITRON INC
filed 2012-11-06
CIK 109758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

The registrant had 26,161,789 shares of common stock, par value $0.50 per share, outstanding as of October 25, 2012.

ARBITRON INC.

Arbitron owns or has the rights to various trademarks, trade names or service marks used in its radio audience ratings business and subsidiaries, including the following: the Arbitron name and logo, ArbitrendsSM , RetailDirect®, RADAR®, TAPSCAN™, TAPSCAN WORLDWIDE™, LocalMotion®, Maximi$er®, Maximi$er® Plus, Arbitron PD Advantage®, SmartPlus®, Arbitron Mobile™, Arbitron Mobile Index™, Arbitron Mobile Trends Panels™, Portable People Meter™, PPM™ , Arbitron PPM™ , Arbitron PPM®, PPM 360™, Marketing Resources Plus®, PrintPlus®, MapMAKER DirectSM, Media ProfessionalSM, Media Professional PlusSM, QUALITAPSM, Schedule-ItSM, and Zokem™.

The trademarks Windows®, Mscore™, Audience Reaction™, Media Monitors® and Media Rating Council® referred to in this Quarterly Report on Form 10-Q are the registered trademarks of others.

We routinely post important information on our website at www.arbitron.com. Information contained on our website is not part of this quarterly report.

ARBITRON INC.

Consolidated Balance Sheets

(In thousands, except par value data)

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$37,051	$19,715
Trade accounts receivable, net of allowance for doubtful accounts of $4,562 as of September 30, 2012, and $4,615 as of December 31, 2011	60,509	62,886
Prepaid expenses and other current assets	8,359	7,141
Deferred tax assets	4,586	6,398

Total current assets	110,505	96,140

Equity and other investments	7,506	14,913
Property and equipment, net	63,784	70,651
Goodwill, net	45,359	45,430
Other intangibles, net	8,669	10,526
Noncurrent deferred tax assets	1,921	—
Other noncurrent assets	1,221	1,308

Total assets	$238,965	$238,968

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,159	$10,534
Accrued expenses and other current liabilities	23,837	32,276
Deferred revenue	49,280	37,080

Total current liabilities	83,276	79,890
Noncurrent deferred tax liabilities	—	1,302
Other noncurrent liabilities	30,967	30,960

Total liabilities	114,243	112,152

Stockholders’ equity
Preferred stock, $100.00 par value, 750 shares authorized, no shares issued	—	—
Common stock, $0.50 par value, 500,000 shares authorized, 32,338 shares issued as of September 30, 2012, and December 31, 2011	16,169	16,169
Retained earnings	126,304	128,772
Common stock held in treasury, 6,178 shares as of September 30, 2012, and 5,048 shares as of December 31, 2011	(3,089)	(2,524)
Accumulated other comprehensive loss	(14,662)	(15,601)

Total stockholders’ equity	124,722	126,816

Total liabilities and stockholders’ equity	$238,965	$238,968

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2012	2011
Revenue	$114,341	$105,563

Costs and expenses
Cost of revenue	53,840	49,388
Selling, general and administrative	22,321	18,401
Research and development	9,913	9,444

Total costs and expenses	86,074	77,233

Operating income	28,267	28,330

Equity in net loss of affiliate	(2,364)	(2,290)

Income before interest and income tax expense	25,903	26,040
Interest income	15	6
Interest expense	133	109

Income before income tax expense	25,785	25,937
Income tax expense	9,998	10,586

Net income	$15,787	$15,351

Income per weighted-average common share
Basic	$0.60	$0.56
Diluted	$0.59	$0.55

Weighted-average common shares used in calculations
Basic	26,133	27,222
Potentially dilutive securities	529	461

Diluted	26,662	27,683

Dividends declared per common share outstanding	$0.10	$0.10

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Income

(In thousands, except per share data)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Revenue	$325,142	$302,169

Costs and expenses
Cost of revenue	164,493	156,092
Selling, general and administrative	61,025	54,166
Research and development	29,527	27,456

Total costs and expenses	255,045	237,714

Operating income	70,097	64,455

Equity in net income of affiliate	671	631

Income before interest and income tax expense	70,768	65,086
Interest income	46	20
Interest expense	394	377

Income before income tax expense	70,420	64,729
Income tax expense	26,863	25,547

Net income	$43,557	$39,182

Income per weighted-average common share
Basic	$1.64	$1.44
Diluted	$1.61	$1.42

Weighted-average common shares used in calculations
Basic	26,564	27,154
Potentially dilutive securities	503	475

Diluted	27,067	27,629

Dividends declared per common share outstanding	$0.30	$0.30

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$15,787	$15,351	$43,557	$39,182

Other comprehensive income (loss):

Foreign currency translation adjustment	247	(248)	(24)	(257)

Retirement liabilities:

Amortization of actuarial loss, net of tax expense of $201, and $151 for the three-month periods ended September 30, 2012, and 2011, respectively; and net of tax expense of $611 and $454 for the nine-month periods ended September 30, 2012, and 2011, respectively.	323	237	963	709

Other comprehensive income (loss):	570	(11)	939	452

Comprehensive income	$16,357	$15,340	$44,496	$39,634

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Cash Flows

(In thousands and unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$43,557	$39,182
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	21,120	20,973
Amortization of other intangible assets	1,816	1,104
Loss on asset disposals and impairments of property and equipment	2,096	1,534
Deferred income taxes	(2,022)	(260)
Equity in net income of affiliate	(671)	(631)
Distributions from affiliate	6,375	6,200
Bad debt expense	1,290	1,555
Non-cash share-based compensation	6,779	5,860

Changes in operating assets and liabilities
Trade accounts receivable	1,087	9,335
Prepaid expenses and other assets	(890)	2,823
Accounts payable	212	730
Accrued expenses and other current liabilities	(9,546)	(8,657)
Deferred revenue	12,200	8,167
Other noncurrent liabilities	2,601	1,717

Net cash provided by operating activities	86,004	89,632

Cash flows from investing activities
Additions to property and equipment	(16,900)	(23,035)
Proceeds from sale of cost investment	1,466	—
Payments for business acquisitions, net of cash acquired	—	(10,553)

Net cash used in investing activities	(15,434)	(33,588)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	4,075	2,783
Stock repurchases	(50,025)	—
Dividends paid to stockholders	(8,064)	(8,126)
Payments for deferred financing costs	—	(231)
Excess tax benefits realized from share-based awards	775	715
Debt borrowings	—	15,000
Debt repayments	—	(69,103)

Net cash used in financing activities	(53,239)	(58,962)

Effect of exchange rate changes on cash and cash equivalents	5	(22)

Net change in cash and cash equivalents	17,336	(2,940)
Cash and cash equivalents at beginning of period	19,715	18,925

Cash and cash equivalents at end of period	$37,051	$15,985

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Notes to Consolidated Financial Statements

September 30, 2012

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

Consolidation

The consolidated financial statements of Arbitron for the nine-month period ended September 30, 2012, reflect the consolidated financial position, results of operations and cash flows of the Company and its wholly-owned subsidiaries: Arbitron Holdings Inc., Arbitron Mobile Oy, Astro West LLC, Cardinal North LLC, Ceridian Infotech (India) Private Limited, Arbitron International, LLC, and Arbitron Technology Services India Private Limited. For the nine-month period ended September 30, 2011, the consolidated financial statements reflected the results of operations and cash flows of Arbitron Mobile Oy and Cardinal North LLC incurred subsequent to the acquisition of Zokem Oy during the month ended July 31, 2011. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has one segment which meets the quantitative thresholds for being a reportable segment.

2.	New Accounting Pronouncements

Testing Other Intangibles for Impairment. In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2012-02, Intangibles — Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), to allow entities to use a qualitative approach to test indefinite-lived assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to calculate the fair value of the intangible asset and perform the quantitative impairment test. Otherwise, the entity need not perform the quantitative impairment test. ASU 2012-02 is effective for the Company for interim and annual periods ended during 2013. The Company does not expect that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

Testing Goodwill for Impairment. In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company for interim and annual periods ended during 2012. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

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

As of September 30, 2012 and December 31, 2011, there were no outstanding borrowings under the Credit Facility. Interest paid during the nine-month periods ended September 30, 2012, and 2011, was $0.2 million and $0.3 million, respectively.

4.	Stockholders’ Equity

Changes in stockholders’ equity for the nine-month period ended September 30, 2012, were as follows (in thousands):

	Shares Outstanding	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance as of December 31, 2011	27,290	$16,169	$(2,524)	$128,772	$(15,601)	$126,816

Net income	—	—	—	43,557	—	43,557

Common stock issued from treasury stock	243	—	121	3,711	—	3,832

Common stock repurchased	(1,373)	—	(686)	(49,339)	—	(50,025)

Excess tax benefits from share-based awards	—	—	—	775	—	775

Non-cash share-based compensation	—	—	—	6,779	—	6,779

Dividends declared	—	—	—	(7,951)	—	(7,951)

Other comprehensive income	—	—	—	—	939	939

Balance as of September 30, 2012	26,160	$16,169	$(3,089)	$126,304	$(14,662)	$124,722

A quarterly cash dividend of $0.10 per common share was paid to stockholders on October 1, 2012.

5.	Net Income per Weighted-Average Common Share

The computations of basic and diluted net income per weighted-average common share for the three and nine-month periods ended September 30, 2012 and 2011, are based on the Company’s weighted-average shares of common stock and potentially dilutive securities outstanding. Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period.

As of September 30, 2012, and 2011, there were stock options to purchase 2,089,125 shares, and 2,094,214 shares of the Company’s common stock outstanding, respectively, of which stock options to purchase 1,399,252 shares, and 1,102,228 shares of the Company’s common stock, respectively, were excluded from the computation of the diluted net income per weighted-average common share for the three-month periods ended September 30, 2012, and 2011, respectively, either because the stock options’ exercise prices were greater than the average market price of the Company’s common shares or assumed repurchases from proceeds from the stock options’ exercise were antidilutive.

6.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of September 30, 2012 and December 31, 2011, were as follows (in thousands):

	September 30,	December 31,
	2012	2011

Foreign currency translation adjustment	$(2,172)	$(2,148)
Retirement plan liabilities, net of tax	(12,490)	(13,453)

Accumulated other comprehensive loss	$(14,662)	$(15,601)

7.	Prepaid Expenses and Other Current Assets

Prepaids and other current assets as of September 30, 2012, and December 31, 2011, consisted of the following (in thousands):

	September 30, 2012	December 31, 2011

Survey participant incentives and prepaid postage	$3,298	$1,770

Prepaid Scarborough royalties	972	—

Prepaid income taxes	1,497	1,984

Insurance recovery receivables	137	993

Other	2,455	2,394

Prepaids and other current assets	$8,359	$7,141

Insurance recovery receivables. During 2008, the Company became involved in two securities-law civil actions and a governmental interaction primarily related to the commercialization of the Company’s PPM service. The management of the Company believes a portion of the legal fees and costs associated with this litigation are covered by the Company’s Directors and Officers insurance policy and therefore has recognized an insurance recovery receivable. On February 3, 2012, as a result of a mediation process overseen by an independent mediator, the Company and its insurers agreed to settle the class action for $7.0 million, which was funded by insurance. From 2008 until September 30, 2012, the Company had incurred approximately $12.7 million in legal fees and costs in defense of its positions related thereto, and as of September 30, 2012, the Company had received $9.7 million in insurance reimbursements related to these legal actions.

For the nine-month periods ended September 30, 2012, and 2011, the Company incurred approximately $0.6 million, and $1.3 million, respectively, in related legal fees, which were recognized as increases to selling, general, and administrative expense. These legal fees were offset by $0.9 million, and $1.4 million in estimated insurance recoveries, respectively, which were recognized as reductions to selling, general and administrative expense during 2012 and 2011, respectively.

8.	Equity and Other Investments

The Company’s equity and cost investments as of September 30, 2012, and December 31, 2011, consisted of the following (in thousands):

	September 30, 2012	December 31, 2011

Equity investment	$7,506	$13,210

Cost investment	—	1,703

Equity and other investments	$7,506	$14,913

The Company’s 49.5% investment in Scarborough Research (“Scarborough”), a Delaware general partnership, is accounted for using the equity method of accounting. During the month ended July 31, 2012, the Company sold its $1.7 million preferred stock investment in TRA Global, Inc. (“TRA”). Prior to the sale, the TRA investment was accounted for using the cost method of accounting. The proceeds from the sale were approximately equal to the investment’s carrying value. Cash proceeds received from the sale amounted to approximately $1.5 million as of September 30, 2012, with an additional $0.2 million deposited in escrow. The escrow funds will be released to the Company in January 2014, less any claims paid from the escrow account. The escrow fund deposit is recorded on the Company’s balance sheet as a portion of the Company’s non-current assets.

The following table shows the investment activity and balances for each of the Company’s investments for the three and nine-month periods ended September 30, 2012, and 2011 (in thousands):

	Three-Month Period			Three-Month Period
	September 30, 2012			September 30, 2011
	Scarborough	TRA	Total	Scarborough	TRA	Total
Beginning balance	$11,945	$1,703	$13,648	$12,076	$5,180	$17,256
Investment in affiliate loss	(2,364)	—	(2,364)	(2,290)	—	(2,290)
Distributions from investee	(2,075)	—	(2,075)	(2,150)	—	(2,150)
Proceeds from sale of investment	—	(1,466)	(1,466)	—	—	—
Receivable from sale of investment	—	(214)	(214)	—	—	—
Loss on sale of investment	—	(23)	(23)	—	—	—

Ending balance	$7,506	$—	$7,506	$7,636	$5,180	$12,816

	Nine-Month Period			Nine-Month Period
	September 30, 2012			September 30, 2011
	Scarborough	TRA	Total	Scarborough	TRA	Total
Beginning balance	$13,210	$1,703	$14,913	$13,205	$5,180	$18,385
Investment in affiliate income	671	—	671	631	—	631
Distributions from investee	(6,375)	—	(6,375)	(6,200)	—	(6,200)
Proceeds from sale of investment	—	(1,466)	(1,466)	—	—	—
Receivable from sale of investment	—	(214)	(214)	—	—	—
Loss on sale of investment	—	(23)	(23)	—	—	—

Ending balance	$7,506	$—	$7,506	$7,636	$5,180	$12,816

9.	Retirement Plans

Certain of the Company’s United States employees participate in a defined-benefit pension plan that closed to new participants effective January 1, 1995. The Company has a nonqualified, unfunded supplemental retirement plan, as well as a postretirement healthcare plan for eligible retired employees who participate in the pension plan and were hired before January 1, 1992. The components of periodic benefit costs for the defined-benefit pension, postretirement healthcare and supplemental retirement plans were as follows for the three and nine-month periods ended September 30, 2012, and 2011 (in thousands):

	Defined-Benefit Pension Plan Three-Month Period Ended September 30,		Postretirement Healthcare Plan Three-Month Period Ended September 30,		Supplemental Retirement Plan Three-Month Period Ended September 30,
	2012	2011	2012	2011	2012	2011

Service cost	$216	$193	$10	$9	$7	$5
Interest cost	477	454	18	20	40	40
Expected return on plan assets	(509)	(512)	—	—	—	—
Amortization of net loss	471	343	5	7	48	38

Net periodic benefit cost	$655	$478	$33	$36	$95	$83

	Defined-Benefit Pension Plan Nine-Month Period Ended September 30,		Postretirement Healthcare Plan Nine-Month Period Ended September 30,		Supplemental Retirement Plan Nine-Month Period Ended September 30,
	2012	2011	2012	2011	2012	2011

Service cost	$647	$580	$28	$28	$22	$15
Interest cost	1,430	1,364	54	61	120	120
Expected return on plan assets	(1,527)	(1,538)	—	—	—	—
Amortization of net loss	1,414	1,028	16	21	144	114

Net periodic benefit cost	$1,964	$1,434	$98	$110	$286	$249

10.	Acquisitions

Zokem Oy. On July 28, 2011, a wholly-owned subsidiary of the Company acquired Zokem Oy. The purchase price was $10.6 million in cash plus a contingent consideration arrangement with an estimated fair value of approximately $0.9 million as of the acquisition date. The contingent consideration arrangement provides for possible additional cash payments to be made by the Company to the former Zokem shareholders through 2015 of up to $12.0 million, which are contingent upon Zokem reaching certain financial performance targets in the future. The acquisition date fair value estimate was determined by applying the income approach method. The key assumptions used in the fair value valuation included a probability-weighted range of performance targets for the four-year measurement period of 2012 through 2015 and an adjusted discount rate. The Company periodically reassesses the fair value of the contingent consideration. As of September 30, 2012, the Company’s estimate of the fair value of the contingent consideration was $1.1 million, recorded in other noncurrent liabilities on the Company’s consolidated balance sheet.

The following table shows the changes in goodwill for the nine-month periods ended September 30, 2012, and 2011, (in thousands):

	Nine-Month	Nine-Month
	Period Ended	Period Ended
	September 30,	September 30,
	2012	2011
Beginning balance	$45,430	$38,895
Zokem Oy addition	—	5,623
Translation effect	(71)	—

Ending balance	$45,359	$44,518

11.	Taxes

The effective tax rate decreased to 38.1% for the nine months ended September 30, 2012, from 39.5% for the nine-month period ended September 30, 2011. The effective tax rate through September 30, 2011 was impacted unfavorably by certain nondeductible Arbitron Mobile related operating losses. The effective tax rate through September 30, 2012 was reduced due to a favorable audit resolution with the Internal Revenue Service during 2012.

During the nine-month period ended September 30, 2012, the Company’s unrecognized tax benefits for certain income tax contingencies increased from $1.3 million as of December 31, 2011, to $1.6 million as of September 30, 2012. The increase is attributable to various state related issues. If recognized, the $1.6 million in unrecognized tax benefits would reduce the Company’s effective tax rate in future periods.

Income taxes paid for the nine-months ended September 30, 2012 and 2011, were $28.1 million and $21.1 million, respectively.

12.	Share-Based Compensation

The following table sets forth information with regard to the income statement recognition of share-based compensation for the three and nine-month periods ended September 30, 2012, and 2011 (in thousands):

	Three-Month	Three-Month	Nine-Month	Nine-Month
	Period Ended	Period Ended	Period Ended	Period Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Cost of revenue	$139	$200	$382	$442
Selling, general and administrative	2,196	1,734	6,136	5,164
Research and development	67	95	261	254

Share-based compensation	$2,402	$2,029	$6,779	$5,860

No share-based compensation cost was capitalized during the nine-month periods ended September 30, 2012, and 2011.

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

For the three-month period ended September 30, 2012 and 2011, the number of stock options granted was 108,871 and 81,001, respectively, and the weighted-average exercise price for those stock options granted was $36.07 and $34.83, respectively. For the nine-month periods ended September 30, 2012 and 2011, the number of stock options granted was 215,337 and 154,226, respectively, and the weighted-average exercise price for those stock options granted was $35.07 and $39.21, respectively.

As of September 30, 2012, there was $3.4 million in total unrecognized compensation cost related to unvested stock options. This aggregate unrecognized cost is expected to be recognized over a weighted-average remaining period of 2.3 years. The weighted-average exercise price and weighted-average remaining contractual term for outstanding stock options as of September 30, 2012, were $34.01 and 5.4 years, respectively.

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

As of September 30, 2012, there was $2.6 million of total unrecognized compensation cost related to unvested service award units. This aggregate unrecognized cost for service award units is expected to be recognized over a weighted-average period of approximately 3.0 years.

Additional information for the three and nine-month periods ended September 30, 2012, and 2011, is noted in the following table (dollars in thousands, except per share amounts):

	Three-Month	Three-Month	Nine-Month	Nine-Month
	Period Ended	Period Ended	Period Ended	Period Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Number of service award shares granted during the period	45,402	—	49,985	18,434

Weighted average grant-date fair value per share granted during the period	$36.10	—	$36.04	$42.72

Fair value of service award shares vested during the period	$266	$322	$2,006	$2,536

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

During the three-month period ended September 30, 2012, no Board service award units were granted. During the nine-month period ended September 30, 2012, the Company granted 5,640 Board service award units at a weighted average grant-date fair value per share of $35.46. As of September 30, 2012, there was $0.1 million of total unrecognized compensation cost related to unvested Board service award units. This aggregate unrecognized cost for service award units is expected to be recognized over a weighted-average period of 0.6 years.

Performance award units. During the nine-month periods ended September 30, 2012 and 2011, the Company granted performance award units under the 2008 Plan. These performance award units (i) were issued at the fair market value of the Company’s common stock on the date of grant, (ii) will expire without vesting if the Company’s return on invested capital (“ROIC”) for the annual performance period does not exceed 12%, which is an approximation of the Company’s weighted average cost of capital, (iii) will, if the Company’s ROIC exceeds 12%, vest in four equal annual installments beginning with the first anniversary date of the grant, and (iv) for any unvested units, expire without vesting if the recipient is no longer employed by the Company.

Compensation expense for performance award units is recognized on an accelerated basis using the fair market value of the Company’s common stock on the date of grant. The Company recognizes expense for these performance award units under the assumption that the performance ROIC target will be achieved. If it appears such performance ROIC target will not be met, the Company will stop recognizing any further compensation cost and any previously recognized compensation cost would be reversed. As of September 30, 2012, there was $1.8 million of total unrecognized compensation cost related to unvested performance award units. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 2.7 years.

Additional information for the three and nine-month periods ended September 30, 2012, and 2011, is noted in the following table (dollars in thousands, except per share amounts):

	Three-Month	Three-Month	Nine-Month	Nine-Month
	Period Ended	Period Ended	Period Ended	Period Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Number of performance award shares granted during the period	—	29,992	34,229	52,503

Weighted average grant-date fair value per share granted during the period	—	$41.52	$33.87	$42.77

Fair value of performance award shares vested during the period	$236	—	$1,083	$804

Deferred Stock Units

Service DSU grants to CEO. During the nine-month periods ended September 30, 2012 and 2011, the Company granted service-based deferred stock unit awards (“Service DSUs”) under the 2008 Plan to its CEO. Service DSUs are issued at the fair market value of the Company’s stock on the date of grant, and generally vest annually over a four-year period on each anniversary date of the grant. Service DSUs also include dividend equivalent DSUs, which vest immediately upon the date of grant.

Compensation expense for Service DSUs is recognized on a straight-line basis over the vesting period using the fair market value of the Company’s common stock on the date of grant. The Service DSUs provide for accelerated vesting upon termination without cause or the CEO’s retirement as defined in his employment agreement. As of September 30, 2012, there was no unrecognized compensation cost related to Service DSUs.

The Service DSUs will be convertible into shares of the Company’s common stock following the holder’s termination of employment. No Service DSUs were converted into shares of the Company’s common stock during the nine-month periods ended September 30, 2012, and 2011. Additional information for the three and nine-month periods ended September 30, 2012, and 2011, is noted in the following table (dollars in thousands, except per share amounts):

	Three-Month	Three-Month	Nine-Month	Nine-Month
	Period Ended	Period Ended	Period Ended	Period Ended
	September 30,	September 30,	September 30,	September 30,
Service DSU’s Granted to CEO	2012	2011	2012	2011
Number of shares granted during the period	—	—	1,181	900

Weighted-average grant date fair value per share granted during the period	—	—	$33.87	$44.44

Fair value of shares vested during the period	—	—	$568	$704

Performance DSU grants to CEO. During the nine-month periods ended September 30, 2012 and 2011, the Company granted performance-based deferred stock unit awards (“Performance DSUs”) under the 2008 Plan to its CEO. These Performance DSUs (i) were issued at the fair market value of the Company’s common stock on the date of grant, (ii) will expire without vesting if the Company’s ROIC for the annual performance period does not exceed 12%, which is an approximation of the Company’s weighted average cost of capital, (iii) will, if the Company’s ROIC exceeds 12%, vest in four equal annual installments beginning on the first anniversary date of the grant, and (iv) provide for accelerated vesting upon termination without cause or the CEO’s retirement as defined in his employment agreement. These Performance DSUs, if vested, will be convertible into shares of the Company’s common stock, subsequent to termination of employment.

Compensation expense for Performance DSUs is recognized on an accelerated basis using the fair market value of the Company’s common stock on the date of grant. The Company recognizes expense for these Performance DSUs under the assumption that the performance target will be achieved. If it appears such performance target will not be met, the Company will stop recognizing any further compensation cost and any previously recognized compensation cost would be reversed. As of September 30, 2012, there was $0.8 million of total unrecognized compensation cost related to Performance DSUs. This aggregate unrecognized cost is expected to be recognized over the weighted-average period of 0.3 years.

Additional information for the three and nine-month periods ended September 30, 2012, and 2011, is noted in the following table (dollars in thousands, except per share amounts):

	Three-Month	Three-Month	Nine-Month	Nine-Month
	Period Ended	Period Ended	Period Ended	Period Ended
	September 30,	September 30,	September 30,	September 30,
Performance DSU’s Granted to CEO	2012	2011	2012	2011
Number of shares granted during the period	—	—	59,049	24,122

Weighted-average grant date fair value per share granted during the period	—	—	$33.87	$44.44

Fair value of shares vested during the period	—	—	$396	$227

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

Compensation expense for Board DSUs is recognized on a straight-line basis over the vesting period using the fair market value of the Company’s common stock on the date of grant. As of September 30, 2012, there was $1.2 million of total unrecognized compensation cost related to Board DSUs granted to nonemployee directors. This aggregate unrecognized cost is expected to be recognized over the weighted-average period of 1.1 years.

Additional information for the three and nine-month periods ended September 30, 2012, and 2011, is noted in the following table (dollars in thousands, except per share amounts):

	Three-Month	Three-Month	Nine-Month	Nine-Month
	Period Ended	Period Ended	Period Ended	Period Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Number of shares granted during the period	1,298	6,232	23,866	28,798

Weighted-average grant date fair value per share granted during the period	$38.06	$38.78	$35.63	$40.19

Fair value of shares vested during the period	$158	$113	$818	$624

13.	Concentration Risk

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

The Company’s quantitative radio audience ratings service and related software licensing revenue accounted for the following percentages, in the aggregate, of total Company revenue:

	Three-Month	Three-Month	Nine-Month	Nine-Month
	Period Ended	Period Ended	Period Ended	Period Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Quantitative radio audience ratings service and related software licensing revenue	94%	95%	91%	91%

The Company had one customer that individually represented approximately 19% of its annual revenue for the year ended December 31, 2011. The Company had two customers that individually represented approximately 19% and 10% of its total accounts receivable balance as of September 30, 2012, and two customers that individually represented approximately 23% and 11% of its total accounts receivable balance as of December 31, 2011. The Company has historically experienced a high level of contract renewals.

14.	Stock Repurchases

On February 9, 2012, the Company’s Board of Directors authorized a program to repurchase up to $100.0 million in shares of the Company’s outstanding common stock through either periodic open-market or private transactions, in accordance with applicable insider trading and other securities laws and regulations, at then-prevailing market prices over a period of up to two years ending February 9, 2014. As of September 30, 2012, the Company had repurchased 1,372,853 shares of its outstanding common stock under this program for approximately $50.0 million. No shares of the Company’s common stock were repurchased during the three-month period ended September 30, 2012.

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

Historically, our quantitative radio ratings services and related software have accounted for a substantial majority of our revenue. For each of the nine-month periods ended September 30, 2012, and 2011, our quantitative radio ratings services and related software accounted for approximately 91% of our revenue. Approximately 80% of our total revenue for the nine-month period ended September 30, 2012, was derived from local radio ratings services, of which approximately 70% was from the PPM Markets and 30% was from our Diary markets.

We expect for the year ending December 31, 2012, our quantitative radio ratings services and related software licensing will account for approximately 89% of our revenue. We also expect approximately 78% of our total revenue for the year ending December 31, 2012 will be derived from local radio ratings services, of which we estimate approximately 75% will be from the PPM Markets and 25% will be from the Diary markets. Quarterly fluctuations in these percentages are reflective of the seasonal delivery schedule of our quantitative radio ratings service and our Scarborough reports. For further information regarding seasonality trends, see “Seasonality.”

While we expect our quantitative radio ratings services and related software licensing will account for the majority of our revenue for the foreseeable future, we continue to seek opportunities to diversify our revenue base by, among other things, leveraging the investment we have made in our PPM ratings service and technology.

With the commercialization of our PPM ratings service complete in 48 of the largest U.S. radio markets, our future performance will be impacted by our ability, and the costs required, to address a variety of challenges and opportunities in the markets and industries we serve. See “— Ratings Trends and Initiatives for our Syndicated Radio Ratings Services” below. Protecting and supporting our existing customer base, and ensuring our services are competitive from a price, quality, and service perspective are critical components to these overall goals, although there can be no guarantee we will be successful in our efforts.

Ratings Trends and Initiatives for our Syndicated Radio Ratings Services

Challenges

We face a number of challenges in our syndicated radio audience ratings services. Response rates are one measure of our effectiveness in obtaining consent from persons to participate in our surveys and panels. Overall response rates for survey research, in general, have declined over the past several decades, and it has become increasingly difficult and more costly for us to obtain consent from persons to participate in our surveys and panels. We have been adversely impacted by these industry trends. Another measure often employed by users of our data to assess quality in our ratings is sample proportionality, which refers to how well the distribution of the group participating in any individual survey compares to the distribution of the population in the local market. We strive to achieve a level of both response rates and sample proportionality in our surveys sufficient to maintain marketplace confidence in our ratings and acceptance by the industry, and to support accreditation by the MRC.

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

Portable People Meter Service. In operating our PPM ratings service, we have experienced and expect to continue to experience challenges, including those related to response rates and sample proportionality as described above in “— Ratings Trends and Initiatives for our Syndicated Radio Ratings Services — Challenges.” We expect to continue to implement additional measures to address these challenges. Since launching our PPM ratings service, we have implemented a number of initiatives and announced additional initiatives. We believe these steps reflect our commitment to ongoing improvement and our responsiveness to feedback from customers and governmental entities. We believe these commitments and enhancements are consistent with our efforts to continuously improve our radio ratings services and to obtain and maintain MRC accreditation. We expect these initiatives will likely require expenditures that will be material in the aggregate.

Diary Service. We strive to achieve representative samples. We believe that additional expenditures will be required in the future as we continue to research and test new measures associated with improving response rates and sample proportionality as described above in “— Ratings Trends and Initiatives for our Syndicated Radio Ratings Services — Challenges.”

MRC Accreditation

On July 18, 2012, the MRC accredited the radio average-quarter-hour monthly ratings data produced by the PPM ratings service in five markets: Los Angeles, Tampa-St. Petersburg-Clearwater, Baltimore, Riverside-San Bernardino, and San Antonio. Three of the markets, including Los Angeles, Baltimore and San Antonio, were granted MRC accreditation for the first time. Two of the markets, including Riverside-San Bernardino and Tampa-St. Petersburg-Clearwater, regained accreditation, which had been withdrawn by the MRC in January 2012. The MRC has also voted to continue accreditation in nine other markets: Atlanta, Cincinnati, Houston, Kansas City, Milwaukee-Racine, Minneapolis-St. Paul, Philadelphia, Phoenix, and St. Louis. The MRC voted to not grant accreditation at this time in the remaining 34 PPM markets, and therefore PPM data in those markets continue to be unaccredited.

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

Privacy and Data Security

We are currently subject to U.S. and international data protection and privacy statutes, rules, and regulations, and may in the future become subject to additional such statutes, rules, and regulations. Complying with these laws may require us to make certain investments, make modifications to existing services, or prohibit us from offering certain types of services, any of which may be material and adversely impact our financial results. Failure to comply could result in civil and criminal liability, negative publicity, data being blocked from use, and liability under contracts with our customers, vendors, and partners.

Sale of TRA Investment

During July 2012, we sold our investment in TRA for approximately $1.7 million, which was approximately equal to its $1.7 million carrying value at the time of the sale. Cash proceeds received from the sale amounted to approximately $1.5 million with an additional $0.2 million deposited in escrow. The escrow funds will be released to us in January 2014, less any claims paid from the escrow account. The escrow fund deposit is recorded on our balance sheet as a portion of our non-current assets.

Stock Repurchases

On February 9, 2012, our Board of Directors authorized a program to repurchase up to $100.0 million in shares of our outstanding common stock through either periodic open-market or private transactions, in accordance with applicable insider trading and other securities laws and regulations, at then-prevailing market prices over a period of up to two years ending February 9, 2014. As of October 25, 2012, we have repurchased 1,372,853 shares of outstanding common stock under this program for approximately $50.0 million.

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

Software development costs. We capitalize software development costs with respect to significant internal use software initiatives or enhancements from the time the preliminary project stage is completed and management considers it probable the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are amortized over periods of three to five years. We perform an assessment quarterly to determine if it is probable all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value. As of September 30, 2012, and December 31, 2011, our capitalized software developed for internal use had carrying amounts of $28.4 million and $28.9 million, respectively, including $10.0 million and $10.4 million, respectively, of software related to the PPM service.

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

Insurance Receivables. During 2008, we became involved in two securities-law civil actions and a governmental interaction primarily related to the commercialization of our PPM service. Since 2008, we have incurred a total of $12.7 million in legal fees and expenses in connection with these matters. As of September 30, 2012, an aggregate of $9.7 million in insurance reimbursements related to these legal actions has been received. As of September 30, 2012, and December 31, 2011, our insurance claims receivable related to these legal actions was $0.1 million and $1.0 million, respectively, and these amounts are included in our prepaid expenses and other current assets on our balance sheet. See Note 7 in our Notes to Consolidated Financial Statements for additional information concerning our insurance recovery receivables.

Contingent consideration. The agreement governing the 2011 acquisition of Zokem Oy, now Arbitron Mobile Oy (“Arbitron Mobile”), provides for possible additional cash payments to be made by us to the former Zokem shareholders through 2015 of up to $12.0 million, contingent upon Arbitron Mobile reaching certain financial performance targets in the future. We estimated the fair value of this contingent consideration to be approximately $0.9 million as of the July 28, 2011 acquisition date. We periodically estimate the fair value of the contingent consideration and any change in fair value will be recognized in our consolidated financial results of operations. An increase in the contingent consideration expected to be paid will result in a charge to operations in the quarter the anticipated fair value of contingent consideration increases, while a decrease in the contingent consideration expected to be paid will result in a credit to operations in the quarter the anticipated fair value of contingent consideration decreases. The estimate of the fair value of contingent consideration requires subjective assumptions to be made of future operating results. We estimated that the fair value of the contingent consideration as of September 30, 2012 to be $1.1 million. Future revisions to our assumptions could materially change our estimate of the fair value of contingent consideration and therefore materially affect our future financial results and financial condition.

Results of Operations

Comparison of the Three Months Ended September 30, 2012 to the Three Months Ended September 30, 2011

The following table sets forth information with respect to our consolidated statements of income:

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Increase (Decrease)		Percentage of Revenue
	2012	2011	Dollars	Percent	2012	2011
Revenue	$114,341	$105,563	$8,778	8.3%	100.0%	100.0%

Costs and expenses
Cost of revenue	53,840	49,388	4,452	9.0%	47.1%	46.8%
Selling, general and administrative	22,321	18,401	3,920	21.3%	19.5%	17.4%
Research and development	9,913	9,444	469	5.0%	8.7%	8.9%

Total costs and expenses	86,074	77,233	8,841	11.4%	75.3%	73.2%

Operating income	28,267	28,330	(63)	(0.2%)	24.7%	26.8%
Equity in net loss of affiliate	(2,364)	(2,290)	(74)	3.2%	(2.1%)	(2.2%)

Income before interest and tax expense	25,903	26,040	(137)	(0.5%)	22.7%	24.7%
Interest income	15	6	9	150.0%	0.0%	0.0%
Interest expense	133	109	24	22.0%	0.1%	0.1%

Income before income tax expense	25,785	25,937	(152)	(0.6%)	22.6%	24.6%
Income tax expense	9,998	10,586	(588)	(5.6%)	8.7%	10.0%

Net income	$15,787	$15,351	$436	2.8%	13.8%	14.5%

Income per weighted average common share
Basic	$0.60	$0.56	$0.04	7.1%

Diluted	$0.59	$0.55	$0.04	7.3%

Cash dividends declared per common share	$0.10	$0.10	$—	—

Other data:
EBIT (1)	$25,903	$26,040	$(137)	(0.5%)
EBITDA (1)	$33,482	$33,562	$(80)	(0.2%)
EBIT Margin (1)	22.7%	24.7%
EBITDA Margin (1)	29.3%	31.8%

EBIT and EBITDA Reconciliation (1)
Net income	$15,787	$15,351	$436	2.8%
Income tax expense	9,998	10,586	(588)	(5.6%)
Interest (income)	(15)	(6)	9	150.0%
Interest expense	133	109	24	22.0%

EBIT (1)	25,903	26,040	(137)	(0.5%)
Depreciation and amortization	7,579	7,522	57	0.8%

EBITDA (1)	$33,482	$33,562	$(80)	(0.2%)

Certain percentage amounts may not total due to rounding.

(1)	EBIT (earnings before interest and income taxes), EBIT Margin (EBIT divided by revenue), EBITDA (earnings before interest, income taxes, depreciation and amortization), and EBITDA Margin (EBITDA divided by revenue) are non-GAAP financial measures we believe are useful to investors in evaluating our results. See “—EBIT and EBITDA” below for further discussion of these non-GAAP financial measures.

Revenue. Revenue increased by 8.3% or $8.8 million for the three-month period ended September 30, 2012, as compared to the same period in 2011, due primarily to a $4.9 million increase in PPM-based ratings service revenue, in particular the nearly completed phase-in of contracted PPM price increases, and a $2.3 million increase in Diary rating service revenue, a $0.9 million increase in custom service revenue and a $0.7 million increase in PPM International revenue.

Cost of Revenue. Cost of revenue increased by 9.0% or $4.5 million for the three-month period ended September 30, 2012, as compared to the same period in 2011. Cost of revenue increased primarily due to a $1.4 million increase in PPM variable costs, including higher survey participant incentives and panel management costs resulting from a higher average number of panelists for the three-month period ended September 30, 2012, as compared to the same period of 2011, a $1.4 million increase in aggregate costs associated with address based sampling, in-person recruiting and cell-phone household recruiting, and a $0.8 million increase associated with our Arbitron Mobile service.

Selling, General, and Administrative. Selling, general, and administrative expense increased by 21.3% or $3.9 million for the three-month period ended September 30, 2012, as compared to the same period in 2011. Selling, general, and administrative costs increased primarily due to a $1.2 million increase in Arbitron Mobile and cross-platform service related costs, a $0.9 million impairment charge incurred during the third quarter 2012 associated with certain internal use software deemed impaired as a result of enhancements to our cross-platform methodologies, a $0.7 million increase in short-term executive incentive compensation expense, a $0.5 million increase in legal fees, net of insurance recoveries, and a $0.5 million increase in share-based compensation expense incurred during the three-month period ended September 30, 2012, as compared to the same period of 2011.

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

Both EBIT and EBITDA were flat for the three-month period ended September 30, 2012, as compared to the same period of 2011. Both EBIT and EBITDA for the three-month period ended September 30, 2012 were reduced by a $0.9 million software impairment charge incurred during the third quarter of 2012.

Comparison of the Nine months Ended September 30, 2012 to the Nine months Ended September 30, 2011

The following table sets forth information with respect to our consolidated statements of income:

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,		Increase (Decrease)		Percentage of Revenue
	2012	2011	Dollars	Percent	2012	2011
Revenue	$325,142	$302,169	$22,973	7.6%	100.0%	100.0%

Costs and expenses
Cost of revenue	164,493	156,092	8,401	5.4%	50.6%	51.7%
Selling, general and administrative	61,025	54,166	6,859	12.7%	18.8%	17.9%
Research and development	29,527	27,456	2,071	7.5%	9.1%	9.1%

Total costs and expenses	255,045	237,714	17,331	7.3%	78.4%	78.7%

Operating income	70,097	64,455	5,642	8.8%	21.6%	21.3%
Equity in net income of affiliate	671	631	40	6.3%	0.2%	0.2%

Income before interest and tax expense	70,768	65,086	5,682	8.7%	21.8%	21.5%
Interest income	46	20	26	130.0%	0.0%	0.0%
Interest expense	394	377	17	4.5%	0.1%	0.1%

Income before income tax expense	70,420	64,729	5,691	8.8%	21.7%	21.4%
Income tax expense	26,863	25,547	1,316	5.2%	8.3%	8.5%

Net income	$43,557	$39,182	$4,375	11.2%	13.4%	13.0%

Income per weighted average common share
Basic	$1.64	$1.44	$0.20	13.9%

Diluted	$1.61	$1.42	$0.19	13.4%

Cash dividends declared per common share	$0.30	$0.30	$—	—

Other data:
EBIT (1)	$70,768	$65,086	$5,682	8.7%
EBITDA (1)	$93,704	$87,162	$6,542	7.5%
EBIT Margin (1)	21.8%	21.5%
EBITDA Margin (1)	28.8%	28.8%

EBIT and EBITDA Reconciliation (1)
Net income	$43,557	$39,182	$4,375	11.2%
Income tax expense	26,863	25,547	1,316	5.2%
Interest (income)	(46)	(20)	26	130.0%
Interest expense	394	377	17	4.5%

EBIT (1)	70,768	65,086	5,682	8.7%
Depreciation and amortization	22,936	22,076	860	3.9%

EBITDA (1)	$93,704	$87,162	$6,542	7.5%

Certain percentage amounts may not total due to rounding.

(1)	EBIT (earnings before interest and income taxes), EBIT Margin (EBIT divided by revenue), EBITDA (earnings before interest, income taxes, depreciation and amortization), and EBITDA Margin (EBITDA divided by revenue) are non-GAAP financial measures we believe are useful to investors in evaluating our results. See “—EBIT and EBITDA” below for further discussion of these non-GAAP financial measures.

Revenue. Revenue increased by 7.6% or $23.0 million for the nine-month period ended September 30, 2012, as compared to the same period in 2011, due primarily to a $17.3 million increase in PPM-based ratings service revenue, in particular the nearly completed phase-in of contracted PPM price increases, a $3.0 million increase in Diary-based ratings service revenue, a $1.8 million increase in our Scarborough qualitative service revenue, and a $0.8 million increase associated with our Arbitron Mobile service.

Cost of Revenue. Cost of revenue increased by 5.4% or $8.4 million for the nine-month period ended September 30, 2012, as compared to the same period in 2011. Cost of revenue increased primarily due to a $2.1 million increase in PPM variable costs, including higher survey participant incentives and panel management costs resulting from a higher average number of panelists for the nine-month period ended September 30, 2012, as compared to the same period of 2011, a $2.0 million increase in aggregate costs associated with address based sampling, in-person recruiting and cell-phone household recruiting, a $1.6 million increase in costs associated with Arbitron Mobile, which was acquired in July 2011, and a $1.4 million increase in Scarborough royalty costs associated with higher Scarborough revenue for the nine-month period ended September 30, 2012, as compared to the same period in 2011.

Selling, General, and Administrative. Selling, general, and administrative expense increased by 12.7% or $6.9 million for the nine-month period ended September 30, 2012, as compared to the same period in 2011. Selling, general, and administrative costs increased primarily due to a $2.7 million increase in Arbitron Mobile related costs, a $1.1 million increase in cross-platform service related costs, a $1.0 million increase in share-based compensation, $0.8 million of executive separation costs incurred during the first half of 2012, a $0.7 million increase in amortization expense associated with back-office systems implemented during the last half of 2011, and a $0.7 million increase in certain internal use software impairment charges incurred during the nine-month period ended September 30, 2012, as compared with the same period of 2011.

Research and Development. Research and development increased by 7.5% or $2.1 million for the nine-month period ended September 30, 2012, as compared to the same period in 2011. Research and development increased primarily due to a $0.8 million increase in engineering development expense related to our PPM service for the nine-month period ended September 30, 2012, as compared to the same period in 2011, as well as a $0.7 million increase in costs associated with Arbitron Mobile, which was acquired during the third quarter of 2011.

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

EBIT and EBITDA increased by $5.7 million and $6.5 million, respectively, for the nine-month period ended September 30, 2012, as compared to the same period in 2011, primarily due to an increase in PPM service revenue.

Liquidity and Capital Resources

	As of September 30, 2012	As of December 31, 2011	Change
Cash and cash equivalents	$37,051	$19,715	$17,336
Working capital	$27,229	$16,250	$10,979
Working capital, excluding deferred revenue which does not require a significant additional cash outlay	$76,509	$53,330	$23,179
Total debt	$—	$—	$—

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

Cash flow from operating activities. For the nine-month period ended September 30, 2012, the net cash provided by operating activities was $86.0 million, which was primarily due to $93.7 million of EBITDA, increased by $6.8 million of non-cash share-based compensation and $1.3 million of non-cash bad debt expense, partially offset by $28.1 million in income taxes paid for the nine-month period ended September 30, 2012. EBITDA is discussed and reconciled to net income in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Net cash provided by operating activities for the nine-month period ended September 30, 2012, was also positively impacted by a $12.2 million increase in deferred revenue primarily due to price escalators associated with our PPM ratings service and a $2.4 million increase in long-term retirement and employee incentive liabilities, partially offset by a $5.1 million decrease in Scarborough royalty accruals and a $3.1 million decrease in payroll, bonus, and benefit accruals for the nine-month period ended September 30, 2012.

Cash flow from investing activities. Net cash used in investing activities for the nine-month periods ended September 30, 2012, and 2011, was $15.4 million and $33.6 million, respectively. This $18.2 million decrease in cash used in investing activities was due largely to the $10.6 million cash outlay for the purchase of Zokem Oy during 2011. There were no acquisitions paid for during the nine-month period ended September 30, 2012. The decrease in cash investing activities also included a $4.0 million decrease in metering equipment and other PPM-related capital expenditures, and a $2.9 million decrease in purchased and internally developed software expenditures for the nine-month period ended September 30, 2012, as compared to the same period in 2011. During the nine-month period ended September 30, 2012, we also received $1.5 million in proceeds from the sale of our TRA cost investment.

Cash flow from financing activities. Net cash used in financing activities for the nine-month periods ended September 30, 2012, and 2011, was $53.2 million and $59.0 million, respectively. During the nine-month period ended September 30, 2012, we had no outstanding borrowings or repayments under our current Credit Facility, and we repurchased $50.0 million of our common stock. During the nine-month period ended September 30, 2011, we made no repurchases of our common stock, and we repaid $54.1 million of net repayments of our then outstanding obligations under our prior credit facility. In addition, there was a $1.3 million increase in proceeds from stock option exercises and stock purchase plans for the nine-month period ended September 30, 2012, when a large number of stock options were nearing their expiration, as compared to the same period of 2011.

Repatriation of Foreign Earnings

We have provided for U.S. taxes on all of our foreign earnings, consistent with the U.S. Internal Revenue Code’s taxation of world-wide income. We do not have material amounts of unrepatriated earnings in foreign jurisdictions and do not expect to permanently reinvest these current or future foreign earnings outside of the U.S.

Credit Facility

On November 21, 2011, we entered into the Credit Facility, a new agreement with a consortium of lenders to provide up to $150.0 million of financing through a five-year, unsecured revolving credit facility expiring on November 21, 2016. The agreement contains an expansion feature to increase the total financing available under the Credit Facility by up to $75.0 million to an aggregate of $225.0 million. Such increased financing would be provided by one or more existing Credit Facility lending institutions, subject to the approval of the lending banks, and/or in combination with one or more new lending institutions, subject to the approval of the Credit Facility’s administrative agent. Interest on borrowings under the Credit Facility is calculated based on a floating rate for a duration of up to nine months (or, with the consent of each lender, nine or 12 months), at which time the interest rate is reset based upon the LIBOR.

Our Credit Facility contains financial terms, covenants and operating restrictions that potentially restrict our financial flexibility. The material debt covenants under our Credit Facility include both a maximum leverage ratio and a minimum interest coverage ratio. The leverage ratio is a non-GAAP financial measure equal to the amount of our consolidated total indebtedness, as defined in our Credit Facility, divided by a contractually defined adjusted Earnings Before Interest, Taxes, Depreciation and Amortization and non- cash compensation (“Consolidated EBITDA”) for the trailing four-quarter period. The interest coverage ratio is a non-GAAP financial measure equal to Consolidated EBITDA divided by total interest expense. Both ratios are designed as measures of our ability to meet current and future debt obligations. The following table presents the actual ratios and their threshold limits as defined by the Credit Facility as of September 30, 2012:

Covenant	Threshold	Actual

Maximum leverage ratio	3.25	0.00

Minimum interest coverage ratio	3.00	232.0

As of September 30, 2012, based upon these financial covenants, there was no default or limit on our ability to borrow the unused portion of our Credit Facility.

Our Credit Facility contains customary events of default, including nonpayment and breach covenants. In the event of default, repayment of borrowings under the Credit Facility could be accelerated. Our Credit Facility also contains cross default provisions whereby a default on any material indebtedness, as defined in the Credit Facility, could result in the acceleration of our outstanding debt and the termination of any unused commitment under the Credit Facility. The agreement potentially limits, among other things, our ability to sell assets, incur additional indebtedness, and grant or incur liens on our assets. Under the terms of the Credit Facility, all of our material domestic subsidiaries, if any, must guarantee the commitment. Currently, we do not have any material domestic subsidiaries as defined under the terms of the Credit Facility. Although we do not believe the terms of our Credit Facility limit the operation of our business in any material respect, the terms of the Credit Facility may restrict or prohibit our ability to raise additional debt when needed or could prevent us from investing in other growth initiatives. We have been in compliance with the terms of the Credit Facility since the inception of the agreement. As of October 25, 2012, we had no outstanding borrowings under the Credit Facility.

Seasonality

Revenue

We recognize revenue for services over the term of license agreements as services are delivered while expenses are recognized as incurred. As of Fall 2012, we gather radio-listening data in 275 U.S. local markets, including 227 Diary markets and 48 PPM Markets.

In PPM Markets, we deliver ratings 13 times per year, with four PPM ratings reports delivered in the fourth quarter of a given year. As a result, we expect to recognize more revenue in PPM Markets in the fourth quarter than in each of the first three quarters of the year.

All 227 Diary markets are measured at least twice per year (April-May-June for the “Spring Survey” and October-November-December for the “Fall Survey”). In addition, we measure 47 larger Diary markets an additional two times per year (January-February-March for the “Winter Survey” and July-August-September for the “Summer Survey”). We generally deliver our Diary ratings reports and recognize the related revenue in the quarter after the survey is measured. Consequently, our Diary revenue is generally higher in the first and third quarters as a result of the delivery of the Fall Survey and Spring Survey to all Diary markets compared to revenue in the second and fourth quarters, when delivery of the Winter Survey and Summer Survey, respectively, is made only to 47 larger Diary markets.

Revenue related to the sale of Scarborough services by Arbitron is recognized predominantly in the second and fourth quarters when the substantial majority of services are delivered.

As a result of the various seasonal impacts mentioned above, consolidated revenue is typically highest in the fourth quarter and lowest in the second quarter of each year.

Costs and expenses

Now that all our planned PPM Markets are commercialized, and because we conduct our PPM services continuously throughout the year, we do not expect significant seasonality in PPM costs and expenses. In our Diary service, our expenses are generally higher in the second and fourth quarters as we conduct the Spring and Fall Surveys for all of our Diary Markets.

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

In November 2011, we entered into our Credit Facility with a consortium of lenders to provide us up to $150.0 million of financing. Interest on borrowings under the Credit Facility is calculated based on a floating rate for a duration of up to nine months, at which time the interest rate is reset based upon the LIBOR. As of September 30, 2012, we had no outstanding borrowings under the Credit Facility. Therefore, a hypothetical market interest rate change of 1% would have zero impact on our results of operations over a 12-month period. A hypothetical market interest rate change of 1% would have no impact on either the carrying amount or the fair value of the Credit Facility. We do not use derivatives for speculative or trading purposes.

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

As of September 30, 2012, we had $7.9 million in recorded intercompany balances on our Finnish and Indian subsidiary balance sheets, which are impacted by fluctuations in currency exchange rates. As the exchange rates increase or decrease, our intercompany balances will be exposed to translation adjustment charges and/or credits, which will be recognized in our financial results.

Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates at the end of the period except that revenue and expenses are translated at average current exchange rates during each reporting period. The translation adjustments are recorded in accumulated other comprehensive income (loss) on our consolidated balance sheet until the net investment in such foreign subsidiaries is liquidated. As of September 30, 2012, the cumulative net currency translation adjustment recorded on our balance sheet reduced our shareholders’ equity by $2.2 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved, from time to time, in litigation and proceedings, including with governmental authorities, arising out of the ordinary course of business. Legal costs for services rendered in the course of these proceedings are charged to expense as they are incurred.

On April 30, 2008, Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund filed a securities class action lawsuit in the United States District Court for the Southern District of New York on behalf of a purported Class of all purchasers of Arbitron common stock between July 19, 2007, and November 26, 2007. The plaintiff asserts that Arbitron, Stephen B. Morris (our former Chairman, President and Chief Executive Officer), and Sean R. Creamer (currently our Executive Vice President, and Chief Operating Officer) violated federal securities laws. The plaintiff alleges misrepresentations and omissions relating, among other things, to the delay in commercialization of our PPM ratings service in November 2007, as well as stock sales during the period by company insiders who were not named as defendants and Messrs. Morris and Creamer. The plaintiff sought class certification, compensatory damages plus interest and attorneys’ fees, among other remedies. On September 22, 2008 the plaintiff filed an Amended Class Action Complaint. On November 25, 2008, Arbitron, Mr. Morris, and Mr. Creamer each filed Motions to Dismiss the Amended Class Action Complaint. In September 2009, the plaintiff sought leave to file a Second Amended Class Action Complaint in lieu of oral argument on the pending Motions to Dismiss. The court granted leave to file a Second Amended Class Action Complaint and denied the pending Motions to Dismiss without prejudice. On or about October 19, 2009, the plaintiff filed a Second Amended Class Action Complaint. Arbitron and each of Mr. Morris and Mr. Creamer again moved to dismiss the Second Amended Class Action Complaint. Briefing on motions to dismiss the Second Amended Class Action Complaint was completed in March 2010. On September 24, 2010, the Court granted Mr. Creamer’s motion to dismiss the plaintiff’s claims against him, and all claims against Mr. Creamer were dismissed with prejudice. The motions to dismiss the Second Amended Class Action Complaint by Arbitron and Mr. Morris were denied. Arbitron and Mr. Morris each then filed answers denying the claims. On September 6, 2011, the Court entered an order granting the plaintiff’s motion to certify the action as a class action, to appoint the lead plaintiff as class representative, and to appoint its counsel as lead counsel. The court defined the class as all purchasers of common stock of the Company who were damaged through purchasing stock during the period July 19, 2007 through November 26, 2007. On February 3, 2012, as a result of a mediation process overseen by an independent mediator, the Company and its insurers agreed to settle the case for $7 million, which will be funded by insurance. Because this is a class action, settlements of this type are subject to preliminary and final review by the Court with an opportunity for class members to respond to the proposed settlement and object if they so desire. In May 2012, the Court issued an order preliminarily approving the settlement and Notice of the settlement was sent to the class members. None of the defendants in the settlement admitted any wrongdoing with respect to the allegations in the case. The Court held a hearing on final approval of the settlement on October 19, 2012 and issued its Order of Final Approval of the Settlement on October 23, 2012, which also terminated the case.

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

On February 9, 2012, our Board of Directors authorized a program to repurchase up to $100.0 million in shares of our outstanding common stock through either periodic open-market or private transactions, in accordance with applicable insider trading and other securities laws and regulations, at then-prevailing market prices over a period of up to two years ending February 9, 2014. The following table outlines the stock repurchase activity during the three months ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as as Part of Publicly Announced Program	Total Amount of Dollars Purchased	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1-31	—	$—	—	$—	$49,975,155
August 1-31	—	—	—	—	49,975,155
September 1-30	—	—	—	—	49,975,155

Total	—	$—	—	$—	$49,975,155

ITEM 6. EXHIBITS

		Form	Incorporated by Reference			Filed Herewith
Exhibit No.	Exhibit Description		SEC File No.	Exhibit	Filing Date

10.1	Separation and Release Agreement, dated as of July 13, 2012, by and between Richard Surratt and Arbitron Inc.					*

10.2	Offer Letter, dated as of July 26, 2012, between Arbitron Inc. and Debra Delman					*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a – 14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a – 14(a)					*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

101+

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011;

(ii) Condensed Consolidated Statement of Income for the Three and Nine months Ended September 30, 2012 and 2011;

(iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine months Ended September 30, 2012 and 2011;

(iv) Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2012 and 2011; and

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

ARBITRON INC.

By:	/s/ Debra L. Delman
Debra L. Delman
Executive Vice President, Chief Financial Officer (on behalf of the registrant and as the registrant’s principal financial and principal accounting officer)

Date: November 6, 2012