Form 10-K
period 2012-12-31
ARBITRON INC
filed 2013-02-25
CIK 109758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter (based upon the closing sale price of Arbitron’s common stock as reported by the New York Stock Exchange on that date), held by nonaffiliates, was $906,721,970.00.

The number of shares outstanding of the registrant’s common stock, par value $0.50 per share, as of the latest practicable date, February 14, 2013: 26,689,123 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2013 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2012.

i

ii

Arbitron owns or has the rights to various trademarks, trade names or service marks used in its radio audience ratings business and subsidiaries, including the following: the Arbitron name and logo, ArbitrendsSM , RetailDirect®, RADAR®, TAPSCANTM, TAPSCAN WORLDWIDETM, LocalMotion®, Maximi$er®, Maximi$er® Plus, PD Advantage®, SmartPlus®, Arbitron Mobile™, Arbitron Mobile IndexTM, Arbitron Mobile Trends PanelsTM, Portable People MeterTM, PPM® , Arbitron PPM®, PPM 360TM, PrintPlus®, MapMAKER DirectSM, Media ProfessionalSM, Media Professional PlusSM, QUALITAPSM, Schedule-ItSM, and Zokem™.

The trademarks Windows®, MscoreTM, Audience Reaction™, Media Monitors® and Media Rating Council® referred to in this Annual Report on Form 10-K are the registered trademarks of others.

iii

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

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “intends,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology, are forward-looking statements based on current expectations about future events, which we have derived from information currently available to us. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied by such forward-looking statements. These risks and uncertainties include, in no particular order, whether we will be able to:

•	successfully operate our business without disruption due to the pending merger transaction with Nielsen Holdings N.V. (“Nielsen”);

•	obtain required stockholder and regulatory approvals and satisfy other conditions to closing of the merger with Nielsen and successfully complete the merger;

•	manage unexpected costs, liabilities, or delays in completing the merger with Nielsen;

•	successfully obtain and/or maintain Media Rating Council, Inc. (“MRC”) accreditation for our audience ratings services;

•	renew contracts with key customers;

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

There are a number of additional important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, the factors set forth in “Item 1A. — Risk Factors” in this report, and other factors noted in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”, particularly those noted under “- Critical Accounting Policies and Estimates,” and elsewhere, and any subsequent periodic or current reports filed by us with the Securities and Exchange Commission.

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

Overview

We are a leading media and marketing information services firm primarily serving radio, advertisers, advertising agencies, cable and broadcast television, retailers, out-of-home media, online media, mobile media, telecommunications providers, and print media. Our main service is:

•	estimating the size and composition of radio audiences in local markets and of audiences to network radio programming and commercials in the United States.

We also provide services in the following areas:

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

We have developed our electronic Arbitron Portable People MeterTM (“PPM®”) technology, which we deploy across many of our customer offerings and have licensed to other media information services companies to use in their media audience ratings services in countries outside of the United States. See “— Syndicated Radio Ratings Services — Portable People Meter Service” below. We have commercialized our PPM ratings service in 48 of the largest United States radio markets. We refer to each of the 48 United States radio markets in which we have commercialized our PPM service as a “PPM Market” and collectively, as the “PPM Markets.”

Our syndicated radio ratings services have historically accounted for a substantial majority of our revenue. The syndicated radio ratings services and related software represented approximately 88 percent of total revenue in each of 2012, 2011, and 2010. Approximately 78 percent of our total 2012 revenue is derived from local radio ratings services, of which approximately 75 percent is from the PPM Markets and 25 percent is from the Diary markets. Our revenue from domestic sources and international sources represented approximately 99 percent and one percent of the total revenue, respectively, in each of the years ended December 31, 2012, 2011, and 2010. Ten customers account for approximately 56 percent of our revenue. Additional information regarding revenues by service and by geographical area is provided in Note 16 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Corporate Strategy

Our leading strategic objectives include strengthening our syndicated radio ratings business, maintaining a competitive position, and exploring our other media and cross platform services. Key elements of our strategy to pursue these objectives include:

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

•

Diversifying revenues. We believe growth opportunities exist. We intend to work to expand our customer base by developing and marketing new information services designed to assist customers in implementing marketing strategies. We continue to explore opportunities to further license our audience measurement technologies, including internationally.

•

Developing and commercializing the next-generation data collection and processing techniques. Our businesses require sophisticated data collection and processing systems, software and other technology. In light of the dynamic nature of the media industry, including in the digital space, we will need to continue to evolve our data collection, processing and software systems.

•

Deploying resources. We compete against other companies, some of whom are larger and have greater capital or other resources. We will explore and evaluate strategic opportunities to efficiently and effectively deploy our resources to better enable us to compete with such companies.

Industry Background and Markets

Since 1965, we have delivered to the radio industry timely and actionable radio audience estimates and other information based on information we collect from a representative sample of radio listeners. When buyers and sellers of advertising agree on independent, third party audience estimates to value those transactions, the ratings are referred to as the currency ratings within the broadcast medium. The presence of independent currency audience estimates in the radio industry has helped radio broadcasters to price and sell advertising time, and advertising agencies and advertisers to purchase advertising time. Arbitron ratings have also become a valuable tool for use in radio programming, distribution, and scheduling decisions. Arbitron also provides non-currency audience information to customers who use the audience information to gain insight into their audiences.

In recent years, multiple sources of media have competed for consumers’ attention. As audiences have become more fragmented, advertisers have increasingly sought to tailor their advertising strategies to target specific demographic groups through specific media and across multiple types of media. The audience information needs of radio broadcasters, advertising agencies, and advertisers have correspondingly become more complex. Increased competition, including from nontraditional media, such as the Internet, and more complex informational requirements have heightened the desire of radio broadcasters to assess for more frequent and timely data delivery, improved information management systems, larger sample sizes, and more sophisticated means to analyze this information. In addition, there is a continuing demand in other countries for radio and television audience information from the increasing number of commercial, noncommercial, and public broadcasters.

As the importance of reaching specific audiences with targeted marketing strategies increases, broadcasters, publishers, advertising agencies, and advertisers increasingly require that information regarding exposure to content in advertising is provided on a more granular basis and is coupled with more detailed information regarding lifestyles and purchasing behavior of consumers. We believe the desire to integrate purchase data with advertising exposure information and our ability to estimate a single consumers’ cross platform advertising exposure may create future opportunities for innovative approaches to satisfy these information demands.

Portable People Meter Technology

In recent years, we have evolved our currency audience ratings services in the largest markets from diaries, which are completed by hand and returned by mail from survey participants, to portable electronic ratings devices, which passively collect information regarding exposure of survey participants (whom we refer to as

“panelists”) to encoded media without additional manual effort by the panelists beyond carrying the device. We have pursued this strategy to improve quality by taking advantage of new technological capabilities and to address the vast proliferation of media delivery vehicles, both inside and outside of the home. We use our PPM technology to produce radio audience estimates in 48 of the largest United States local markets and audience estimates for out-of-home television exposure. Outside of radio and television, our PPM technology can be further leveraged to measure audiences of out-of-home media, print, new digital platforms, mobile, time-shifted broadcasts (such as media recorded for later consumption using a DVR or similar technology), and broadcasts in retail, sports, music, and other venues.

Our proprietary PPM technology is capable of collecting data regarding panelists’ exposure to encoded media for cross platform programming and advertising purposes including, among others, broadcast and satellite radio, broadcast, cable and satellite television, Internet, mobile, and retail in-store audio and video broadcasts. The PPM device automatically detects proprietary codes that are inaudible to the human ear, which broadcasters insert in the audio portion of their programming using technology and encoders we generally license to the broadcasters at no cost. We refer to the insertion of our proprietary codes into the audio portion of broadcasters’ programming as “encoding” the broadcast. These proprietary codes identify the encoded media to which a panelist is exposed and when, without the panelist having to engage in any recall-based manual recording activities. The PPM device sends the collected codes to Arbitron for tabulation and use in creating our audience estimates.

We believe there are many advantages to our PPM technology. It is simple and easy for panelists to use. It requires no button pushing, recall, or other effort by the panelist to identify and record media to which they are exposed. The PPM technology can passively detect exposure to encoded media by identifying each source using our unique identification codes. We believe the PPM service can help support the media industry’s increased focus on providing accountability for the investments made by advertisers. It helps to shorten the time period between when programming runs and when audience estimates are reported. The PPM technology also produces high-quality compliance data, which we believe is an additional advantage that makes the PPM data more accountable to advertisers than various recall-based data collection methods, such as diaries. The PPM technology can produce more granular data than the recall-based data collection methods, including minute by minute exposure data, which we believe can be of particular value to media programmers. Because our PPM ratings service panels have larger weekly and monthly samples than our Diary service, the audience estimates exhibit more stable listening trends between survey reports.

We have begun executing on our plan to gradually deploy into our PPM panels our PPM 360TM device, which uses wireless cellular technology to transmit media exposure data without the need for panelists to dock the PPM device in a base station.

The Audience Reaction™ service offered by Media Monitors, LLC (“Media Monitors”), an affiliate of Clear Channel Communications, Inc. (“Clear Channel”), allows Media Monitors to combine our PPM data with its airplay information to provide a service designed to help radio programmers, who also license our data, hear what audio was being broadcast while observing changes in the audience estimates. Media Monitors uses minute-level data from our PPM ratings service for the MscoreTM index, which estimates how much a particular content aids in radio listenership retention. We receive a royalty from Media Monitors in connection with the license of these services.

Syndicated Radio Ratings Services

Challenges

In our syndicated radio services we recruit from a random probability sample of the potential audience in the market to be measured. We seek to ensure the selected group of persons is representative of the behaviors and characteristics of the entire population in the applicable market and covers all of the demographic segments requested by our clients. Based on the information provided from the representative sample, we estimate the size and demographic composition of the radio audience in the relevant market using our proprietary methodologies. We face a number of challenges in our syndicated radio audience ratings services. Response rates are one measure of our effectiveness in obtaining consent from persons to participate in our surveys and panels. Notwithstanding the efforts we undertake regarding response rates, overall response rates for survey research, in general, have declined over the past several decades, and it has become increasingly difficult and more costly for us to obtain consent from persons to participate in our surveys and panels. We have been adversely impacted by these industry trends. Another measure often employed by users of our data to assess quality in our ratings is sample proportionality, which refers to how well the distribution of the group participating in any individual survey compares to the distribution of the population in the local market. We strive to achieve a level of both response rates and sample proportionality in our surveys sufficient to maintain confidence in our ratings and acceptance by the industry, and to support accreditation by the MRC. If response rates continue to decline or we are unable to maintain sample proportionality in our surveys or the costs of recruitment initiatives significantly increase, our radio audience ratings business could be adversely affected.

In recent years we have begun to implement methodological changes designed to enhance our PPM ratings service, including implementation of increased cell phone household recruiting, targeted in-person recruiting, and address-based sampling.

We established internal benchmarks we strive to achieve for response rates and sample proportionality. It is more expensive for us to recruit survey participants in the manners described above as compared to our historical methods. Because we intend to continue to increase the number of cell phone households in our samples and the level of address-based and targeted in-person recruiting, we expect the expenditures required to support these methods will be material. We currently anticipate that the aggregate cost of cell phone household recruitment for the PPM and Diary services, address-based sampling and targeted in-person recruitment for the PPM service will be approximately $21.0 million in 2013, as compared to approximately $18.0 million in 2012.

Portable People Meter Ratings Service

Collection of Listener Data Through PPM Methodology. In our PPM service, we gather data regarding panelists’ exposure to encoded audio material using our PPM devices. We recruit a panel of households to participate in the service (all persons aged six and older in the household) from a random probability sample of persons living in the PPM Markets. We ask the household members to participate in the panel for a period of up to two years, carrying our devices throughout their day. Panelists earn points based on their compliance with the task of carrying the device. Longer carry time results in greater points, which are a basis for monthly cash incentives we pay to our panelists. Demographic subgroups that our experience indicates may be less likely to comply with the survey task of carrying the device, such as younger adults, are offered higher premiums based on their compliance with the survey task. We consider the amount of the cash incentive we pay to our PPM panelists to be proprietary information.

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

Since launching our PPM ratings service, we have implemented a series of initiatives. We believe these initiatives reflect our commitment to ongoing improvement and our responsiveness to feedback from several governmental and customer entities. We believe these commitments and enhancements are consistent with our ongoing efforts to obtain and maintain MRC accreditation and to continuously improve our syndicated radio ratings services. We expect these initiatives will likely require continued expenditures that may be material in the aggregate.

Since 2010, we have been introducing a multimodal recruitment approach that is intended to increase the participation rate of key segments of our sample that are more likely to be comprised of youth and minorities. We have added targeted in-person recruitment to our multi-faceted PPM panelist recruitment approach that had previously included mailings and phone calls. We believe in-person recruitment can benefit all broadcasters as it targets population segments that are more likely to be reachable only by cell phone — including youths and minorities. We are also using address-based sampling to further improve geographic proportionality. We have implemented address-based sampling and expanded targeted in-person recruiting across all of our PPM Markets. We also enhanced sampling controls in PPM Markets with a finer level of geographic control.

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

International PPM. We have entered into arrangements with media information services companies pursuant to which those companies use our PPM technology in their audience ratings services in specific countries outside of the United States. We currently have arrangements with Kantar Media, which is owned by WPP Group plc, a global communications services group, and BBM Canada, a not for profit, member owned tri-partite industry organization. Generally, under these arrangements we sell PPM hardware and equipment to the company for use in its media measurement services and collect a royalty once the service is deemed commercial. Our PPM technology is currently being used for media ratings in nine countries in addition to the U.S. — Belgium, Canada, Denmark, Iceland, Kazakhstan, Norway, Singapore, Sweden, and United Kingdom. Six of the countries, Belgium, Canada, Denmark, Iceland, Kazakhstan, and Norway, use PPM technology for measuring both television and radio.

Diary Service

Collection of Listener Data Through Diary Methodology. We use listener diaries to gather radio listening data from a random probability sample group of persons aged 12 and over in households in the 227 United States local markets as of the Fall 2012 survey in which we currently provide Diary-based radio ratings, and we contact them by telephone and/or mail to solicit their agreement to participate in the survey. When participants in our Diary survey (whom we refer to as “diarykeepers”) agree to take part in a survey, we mail them a small, pocket-sized diary and ask them to record their listening in the diary over the course of a seven-day period. We ask diarykeepers to report in their diary the station(s) to which they listened, when they listened and where they listened, such as home, car, work, or other place. Although survey periods are 12 weeks long, no participant keeps a diary for more than seven days. Each diarykeeper receives a diary, instructions for filling it out and a small cash incentive. The incentive varies according to markets and demographic group and may include certain incentives designed to encourage response from demographic groups less likely to return diaries. In addition to the cash incentives included with the diaries, further cash incentives are used at other points in the survey process along with other communications such as follow-up letters and phone calls to maximize response rates. Diarykeepers mail the diaries to our operations center, where we conduct a series of quality control checks, enter the information into our database, and use it to produce periodic audience listening estimates. In 2012, we received and processed more than 700,000 diaries to produce our audience listening estimates. We measure each of our local markets at least twice each year, and larger markets four times per year.

For information regarding MRC accreditation of our Diary service, see “— Media Rating Council Accreditation” below.

Diary Service Quality Improvement Initiatives. Throughout 2012, we invested in Diary service quality enhancements, some of which are set forth below. As part of our continuous improvement program, we intend to invest in Diary service quality enhancements going forward. As the needs of our customers and the service continues to evolve, we may choose to focus on different areas for improvement during 2013 and beyond.

In 2012, we continued our testing of a week-long, web/mobile based survey as the primary means of data collection for the Diary service. The test is designed to determine if we can reach younger demographics in a cost-efficient manner.

Effective with the Fall 2012 survey, we increased the percentage of non-landline households in the diary surveys to 23% across the aggregate of all diary metros.

Effective with the Winter 2012 survey, we expanded the use of the screener we send to an address-based sample in advance of the ratings survey. This step was designed to improve proportionality and expand population coverage.

Other Syndicated Radio Ratings Services

RADAR. Our RADAR service provides an estimate of national radio audiences and the audience size of network radio programs and commercials. We provide the audience estimates for a wide variety of demographics and dayparts for total radio listening and for more than 49 separate radio networks.

We provide network audience estimates by merging the radio listening of selected survey respondents and panelists with the reported times that network programs and commercials are aired on each affiliated station. We utilize respondents and panelists from our Diary and PPM ratings services in producing these network audience estimates. We deliver the RADAR estimates through our RADAR Software Suite desktop software application, which includes a number of tools for sophisticated analysis of network audiences. We have begun the process of migrating our current customer applications from desktop to the Internet. Work is also underway to enable the networks to include digital radio stations in their tabulation for RADAR and to report national audience estimates for the overall station categories of HD-multicast stations and for the combined internet streams of AM, FM and HD radio stations. We provide this service to radio networks, advertising agencies and network radio advertisers on a quarterly basis.

Nationwide. Nationwide is our national radio audience service that provides information on the size and demographic composition of radio audiences for commercial and public radio networks. Nationwide average quarter hour ratings estimates are based on a sample size of more than 350,000 Arbitron Diary respondents and PPM panelists for each 12-week reporting period.

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

Mobile Audience Services. In July 2011, we purchased Zokem Oy, a Finland-based mobile audience measurement company, which now operates as Arbitron Mobile Oy. Arbitron Mobile has developed a mobile software meter compatible with most mobile devices offered by major manufacturers, mobile device operating systems, and wireless service provider protocols. The Arbitron Mobile software meter can measure consumers’ mobile experience, online and offline, and includes the ability to measure the incidence and duration of software application usage. Arbitron Mobile’s potential customer base includes: media measurement companies, wireless service providers; Internet service providers; software service providers; wireless device manufacturers; media content owners; and advertising agencies and advertisers. As with our other research services, we recruit panels of consumers who agree to download the software meter onto their mobile devices. Arbitron Mobile licenses its intellectual property and provides largely custom research services.

Out-of-Home Television Services. We use our PPM technology to measure panelists’ exposure to television outside of their home, including in restaurants, bars, hotels, airports, and the workplace. The out-of-home television services are designed to improve visibility into out-of-home television audiences for media companies and advertisers to use our data as a complement to rather than a replacement for currency television ratings.

Cross Platform Services. Our cross platform initiative is designed to explore opportunities to deploy our PPM technology for application to other types of media and/or content distributed across multiple platforms. The focus of this initiative is to provide a more complete view of consumers’ interaction among multiple media, including television, radio, Internet, mobile, place-based, and other media. By leveraging the mobility and utility of our PPM technologies, we believe the cross platform services can complement existing data services, offer media greater insight into what constitutes their total audience, and help advertisers plan how to reach that audience.

In September 2011, ESPN signed a three-year agreement for our cross-media measurement of the NFL and college football games it broadcasts on television and radio. In 2012, together with comScore, Inc., we announced an agreement with ESPN to develop a five platform initiative across radio, television, PCs, smartphones, and tablets to help ESPN understand how users consume ESPN content across all five platforms. We are beginning to collect data in the first half of 2013.

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

Scarborough. The MRC-accredited Scarborough service is provided through a joint venture between Arbitron and a subsidiary of Nielsen and is governed by a partnership agreement. Although our equity interest in the Scarborough Research joint venture is 49.5 percent, partnership voting rights and earnings are divided equally between Arbitron and Nielsen. The Scarborough Report provides detailed information about media usage, retail and shopping habits, demographics and lifestyles in 77 large United States local markets, based on a sample of consumers in the relevant markets.

Scarborough data feature more than 2,000 media, retail and lifestyle characteristics, which can help radio stations, television stations, cable companies, advertising agencies and advertisers, newspaper and magazine publishers and out-of-home media companies develop an in-depth profile of their consumers. Examples of Scarborough categories include retail shopping (e.g., major stores shopped or purchases during the past 30 days), auto purchases (e.g., plan to buy new auto or truck), leisure activities (e.g., attended sporting events) and personal activities (e.g., golfing). Media information includes broadcast and cable television viewing, radio listenership, newspaper readership and integrated online audiences. This information is provided twice each year to newspapers, radio and television broadcasters, cable companies, out-of-home media, advertising agencies and advertisers in the form of the Scarborough Report. Scarborough also provides a Mid-Tier Local Market Consumer Study regarding media usage, retail and shopping habits, demographics, and lifestyles of adult consumers in 46 United States local markets.

We are the exclusive marketer of the Scarborough Report to radio broadcasters, cable companies, out-of-home media, and advertisers, and advertising agencies. Scarborough Research markets the Scarborough Report to newspapers, sports marketers and online service providers. Nielsen markets the Scarborough Report to television broadcasters.

RetailDirect Service. Our RetailDirect service is a locally oriented purchase data and media usage research service provided in 17 midsized United States local markets. This service, which utilizes diaries and telephone surveys, provides a profile of the audience in terms of local media, retail and consumer preferences so that local radio and television broadcasters, and out-of-home media and cable companies have information to help them develop targeted sales and programming strategies. Retail categories include automotive, audio-video, furniture and appliances, soft drinks and beer, fast food, department stores, grocery stores, banks and hospitals. Media usage categories include local radio, broadcast television, cable networks, out-of-home media, newspapers, yellow pages and advertising circulars.

Qualitative Diary Service/LocalMotion Service. Our Qualitative Diary Service collects consumer and media usage information from Arbitron radio diarykeepers in 151 smaller United States local markets. The same persons who report their radio listenership in the market also answer 27 demographic, product and service questions. We collect consumer behavior information for key local market retail categories, such as automotive sales, grocery, fast food, furniture and bedding stores, beer, soft drinks and banking. The Qualitative Diary Service also collects information about other media, such as television news viewership, cable television viewership, out-of-home media exposure and newspaper readership. This qualitative service provided for cable television companies is known as LocalMotion.

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

Data and Software Services

We provide our audience estimates in a number of different reports we publish and license to our customers. The cornerstone of our radio audience ratings services is the Radio Market Report, which is available in all local markets for which we currently provide radio ratings. The estimates contained in our Diary-based Radio Market Report service are accredited by and subject to the review of the MRC. The PPM-based Radio Market Report is currently accredited in 18 markets and the service is subject to review by the MRC. The Radio Market Report provides audience estimates for those stations in a market that meet our minimum reporting standards. The estimates cover a wide variety of demographics and dayparts, which are the time periods for which we report audience estimates. Each Radio Market Report contains estimates to help radio stations, advertising agencies and advertisers understand who is listening to the radio, which stations they are listening to, and where and when they are listening. Our proprietary data regarding radio audience size and demographics are generally provided to customers through multiyear license agreements.

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

The TAPSCAN software is one of the advertising industry’s leading radio analysis applications. It can help create illustrative tables, charts and graphs that make complex information more useful to potential advertisers. The software uses respondent-level data, and it includes cost-efficiency analyses, hour-by-hour estimates and trending, and automatic scheduling and goal tracking. In addition to local Arbitron Radio Report ratings estimates, the TAPSCAN Web service also allows radio stations, advertisers and advertising agencies to access our National Regional Database to analyze ratings information for customer-defined groupings of stations across multiple markets and custom groupings of counties. The TAPSCAN Web and TAPSCAN Sales Management applications combine a customer relationship management system with scheduling and research applications to help radio stations manage their advertising sales process and automate the daily tasks in a sales department. In addition, TAPSCAN Web supports traffic system integration via XML exports following Proposal XML standard as well as electronic exchange with Marketron’s traffic system. Additional workflow efficiencies are provided by TAPSCAN Sales Management service with inventory/pricing management tools. Another TAPSCAN service, QUALITAP, is also made available to television and cable outlets in the United States under a licensing arrangement with Marketron International, Inc.

The PPM Analysis Tool enables subscribers of PPM respondent level data to analyze PPM data at the most discrete level of granularity available to customers. Researchers and programming consultants use this tool to gain valuable insights through a variety of reports that present detailed analysis of PPM panelist behavior.

Both the PPM Analysis Tool and TAPSCAN Web applications have been accredited by the MRC since 2011.

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

International Operations

Finland. We currently operate a wholly-owned subsidiary, Arbitron Mobile Oy, located in and organized under the laws of Finland. For more information regarding Arbitron Mobile Oy, see “—Other Media Services — Mobile Audience Services” above.

India. We currently operate a wholly-owned subsidiary, Arbitron Technology Services India Private Limited, located in and organized under the laws of India, which currently provides software development and testing services for us.

Customers, Sales and Marketing

Our customers are primarily radio, cable and television broadcasters, advertising agencies, advertisers, buying services, retailers, out-of-home media, online media, mobile media, and print media. We believe we are well positioned to provide new services and other offerings to meet the emerging needs of broadcasting groups.

We market our services in the United States through 104 sales account managers, customer trainers and client services representatives, as of December 31, 2012.

We have entered into a number of agreements with third parties to assist in marketing and selling our services in the United States. For example, Marketron International, Inc. distributes, on an exclusive basis, our QUALITAP software to television and cable outlets in the United States and Media Monitors uses minute-level radio data from our PPM ratings service for its Audience Reaction™ and MscoreTM services.

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

•

publishing studies, which we make available for no charge on our public and client Web sites, on national summaries of radio listening, emerging trends in media with a focus on cross-platform media usage and digital platforms (including Internet streaming, mobile, and social media), as well as the media habits of radio listeners and viewers of television, cable, Internet, and out-of-home media;

•

participating in and sponsoring key industry and government forums, trade association meetings, and interest groups, such as the Advertising Research Foundation, the American Association of Advertising Agencies, the National Association of Broadcasters, the Association of National Advertisers, the Radio Advertising Bureau, the European Society for Opinion and Marketing Research, the Coalition for Innovative Media Measurement, the Television Bureau of Advertising, the Cabletelevision Advertising Bureau, Alliance for Women in Media, Women in Cable Telecommunications, the Cable & Telecommunications Association for Marketing, the National Association of Black Owned Broadcasters, Minority Media and Telecommunications Council, the Emma Bowen Foundation, the

Association of Hispanic Advertising Agencies, Broadcasters Foundation of America, Media Rating Council, Committee on Local Radio Audience Measurement, Committee on Local Television Audience Measurement, National Radio Research Committee and the Outdoor Advertising Association of America, as well as numerous state and local advertising and broadcaster associations;

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

Competition

We believe the principal competitive factors affecting audience research in the markets we serve are: the credibility, reliability, utility, and wide acceptance by buyers and sellers of advertising, the ability to provide quality analytical services for use with the audience information, and the end-user experience with services and price.

We are the leader in the radio audience ratings business in the United States. During 2012, we competed in the radio audience ratings business in some small United States markets with Eastlan Resources, a privately held research company.

We are aware of at least four companies: Civolution, GfK AG, Ipsos SA, and Nielsen, which are developing technologies similar to our PPM ratings service. Additionally, we are aware of several companies, including Anite plc, Ascom, CarrierIQ, Inc., comScore, Inc., Experian Simmons, Lumi Mobile, M:Metrics, Inc, Médiamétrie, Nokia Siemens Networks, Nurago GmbH (GfK AG is the majority owner), Spirent Communications, and Telephia (a subsidiary of Nielsen) that compete with Arbitron Mobile’s mobile audience services.

Additionally, we compete with a large number of other providers of applications software, qualitative data, and proprietary qualitative studies used by broadcasters, cable companies, advertising agencies, advertisers, and out-of-home media companies. These competitors include, among others, Edison Research, Marketron Inc., and STRATA Marketing Inc., in the area of proprietary research, Donovan Data Systems, Interactive Media Systems, and Telmar Information Services Corp., in the area of applications software, and The Media Audit (a division of International Demographics, Inc.), GfK Mediamark Research and Intelligence LLC (a subsidiary of GfK AG) and Simmons Market Research Bureau (a subsidiary of Experian Marketing Solutions) in the area of qualitative data.

In our other services, several companies also offer media measurement, return on investment and/or advertising targeting solutions, including among others, Triton Media Group (Ando Media) comScore, Inc., Google, Omniture, Quantcast, Kantar Media, Nielsen, Rentrak Corporation, TiVo, TRA Global, Inc. (“TRA”) (now owned by TiVo), and Media Behavior Institute LLC (joint venture of Nielsen and Gfk AG/MRI). Other companies are also likely to be developing services.

Intellectual Property

Our intellectual property is, in the aggregate, of material importance to our business and those of our subsidiaries. We rely upon a combination of patents, copyrights, trademarks, service marks, trade secret laws, license agreements, confidentiality procedures and other contractual restrictions to establish and protect proprietary rights in our methods and services as well as those of our subsidiaries. As of December 31, 2012, 49 United States patents were issued and active and 79 United States patent applications were pending on our behalf. Internationally, 193 foreign patents were issued and active and 241 foreign patent applications were pending on our behalf. Our patents relate to our data collection, processing systems, software and hardware applications, mobile measurement technology, PC-based measurement technology, the PPM technology and its methods, and other intellectual property assets. Some patents relating to the PPM technology and its methods expire at various times beginning in 2013. These include patents relating to previous generations and some elements of our current PPM technology and its methods, including some spread spectrum encoding, motion sensing, and basic audio and video matching. We do not believe the expiration of these patents will materially adversely affect our business. Our rights to limit others from practicing the methods covered by the expiring patents may be limited.

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

We market a number of our services under United States federally registered trademarks that are helpful in creating brand recognition in the marketplace. Some of our registered trademarks and service marks and marks for which registration is pending include: the Arbitron name and logo, Maximi$er, RetailDirect, RADAR, and PPM 360. The Arbitron name and logo is of material importance to our business. Arbitron PPM is registered in class 35 (conducting audience measurement services). We also have a number of common-law trademarks, including Media Professional, and QUALITAP. We have registered our name as a trademark in the United Kingdom, Mexico, the European Union, Australia, Singapore, Brazil, Canada, Argentina, Columbia, Russia, New Zealand, Taiwan, Hong Kong, Israel, Kazakhstan, Kenya, Chile and Japan, and are exploring the registration of our marks in other foreign countries.

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

Research and Development

Our research and development activities have related primarily to the development of new services, customer software, PPM equipment and maintenance and enhancement of our legacy operations and reporting systems. We expect that we will continue research and development activities on an ongoing basis, particularly in light of the rapid technological changes affecting our business. We expect that the majority of the effort will be dedicated to improving the overall quality and efficiency of our data collection and processing systems, developing new software applications that will assist our customers in maximizing the value of our audience ratings services, and developing our PPM technology and its application. Research and development expenses during fiscal years 2012, 2011, and 2010 totaled $40.6 million, $38.4 million, and $39.1 million, respectively.

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

As of the date we filed this Annual Report on Form 10-K with the Securities and Exchange Commission, the quarter-hour-based radio ratings data produced by the PPM ratings service is accredited by the MRC in 18 local markets: Atlanta; Baltimore; Charlotte-Gastonia-Rock Hill; Chicago; Cincinnati; Houston-Galveston; Kansas City; Los Angeles; Milwaukee-Racine; Minneapolis-St. Paul; Philadelphia; Phoenix; Riverside-San Bernardino; San Antonio; San Diego; San Francisco; St. Louis; and Tampa-St. Petersburg-Clearwater. We have applied for accreditation in all PPM Markets. We continue to seek accreditation in all unaccredited PPM Markets.

Our Diary-based Radio Market Report service is accredited by and subject to the review of the MRC. The MRC has accredited our Diary-based Radio Market Report service since 1968. Our PPM Analysis Tool, a software application providing standard audience analysis reports including rankers, trend reports, and audience composition reports, has been accredited since March 2011. Our TAPSCAN Web software, a Web-based sales proposal and analysis software system for radio, has been accredited since April 2011. Reports created using the software and MRC accredited data indicate the report is accredited by the MRC. However, reports created using data from the 30 unaccredited PPM markets are not MRC-accredited. Additional Arbitron services that are currently accredited by the MRC are Scarborough, Maximi$er and Media Professional software, the Custom Survey Area Report (“CSAR”) and the Radio County Coverage services.

We offer other services which are not accredited. Although accreditation is not required, we are pursuing MRC accreditation for several of our syndicated audience ratings services. We currently intend to continue to use commercially reasonable efforts in good faith to pursue MRC accreditation of our PPM ratings service in each PPM Market where we have commercialized or may commercialize the service in the future.

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

Employees

As of December 31, 2012, we employed 982 people on a full-time basis and approximately 428 people on a part-time basis in the United States and 310 people on a full-time basis internationally. None of our U.S. or India employees are covered by a collective bargaining agreement. Our employees in Finland are covered by a collective bargaining agreement. We believe our employee relations are good.

Seasonality

Revenue

We recognize revenue for services over the term of license agreements as services are delivered while expenses are recognized as incurred. As of Fall 2012 we gather radio-listening data in 275 U.S. local markets, including 227 Diary markets and 48 PPM Markets.

In PPM Markets, we deliver ratings 13 times per year, with four PPM ratings reports delivered in the fourth quarter in 2012. As a result, we recognized more revenue in PPM Markets in the fourth quarter of 2012 than in each of the first three quarters of the year. In 2013, we expect that 12 PPM Markets will have four PPM ratings reports delivered in the third quarter and 36 PPM Markets will have four PPM ratings reports delivered in the fourth quarter. This difference in market delivery dates for the 12 PPM Markets receiving the reports in the third quarter of 2013 are expected to cause some PPM revenue to shift from the fourth quarter to the third quarter of 2013.

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

Now that all our planned PPM Markets are commercialized, and because we conduct our PPM services continuously throughout the year, we do not expect significant seasonality in PPM costs and expenses. In our Diary service, our expenses are generally higher in the second and fourth quarters as we conduct the Spring and Fall Surveys for all 227 of our Diary Markets.

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

Risk Factors Relating to the Merger

The Merger process could adversely affect our business, stock price, reputation, and results of operations.

On December 17, 2012, we entered into an Agreement and Plan of Merger, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of January 25, 2013 (the “Merger Agreement”) with Nielsen, and TNC Sub I Corporation, a Delaware corporation and an indirect wholly owned subsidiary of Nielsen (“Merger Sub”), pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with and into us (the “Merger”) with Arbitron Inc. surviving as an indirect wholly-owned subsidiary of Nielsen. Subject to the terms of the Merger Agreement, which has been unanimously approved by our Board of Directors, at the effective time of the Merger (the “Effective Time”), each share of our common stock issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $48.00 in cash, without interest. The Merger is conditioned upon, among other things, approval by Arbitron’s stockholders of the transaction, certain regulatory approvals and other customary closing conditions. We are obligated to take certain actions in connection with the closing. The costs of such activities could be material and may significantly exceed what we anticipate. We will continue to operate as a separate entity until the transaction closes and our efforts to complete the Merger could cause substantial disruptions in our business, which could have an adverse effect on our financial results. Among other things, uncertainty as to whether a transaction will be completed with Nielsen may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending, because employees may experience uncertainty about their future roles with Nielsen.

Uncertainty as to our future could adversely affect our business, reputation and our relationship with customers and potential customers. For example, customers and others that deal with us could defer decisions concerning working with us, or seek to change existing business relationships with us. Further, a substantial amount of the attention of management and employees is being directed toward the completion of the Merger.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

Until the Merger closes or the Merger Agreement is terminated, we are subject to restrictions on our business activities and must generally operate our business in the ordinary course consistent with past practice (subject to certain exceptions). These restrictions may prevent us from exploring and pursing certain business opportunities. This could have a material adverse effect on our future results of operations or financial condition should the Merger not be completed.

In certain instances, the Merger Agreement could require us to pay a termination fee of $32.7 million to Nielsen, a payment which could affect the decisions of a third party considering making an alternative acquisition proposal.

There is no assurance that the proposed Merger will occur. If the proposed Merger or a similar transaction is not completed, the share price of our common stock may decline to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, the Merger Agreement contains certain termination rights and provides that upon termination of the Merger Agreement by the Company or Nielsen upon specified conditions, including a termination prior to the requisite stockholder approval of the Merger by the Company to accept a “Superior Company Proposal” (as defined in the Merger Agreement) or by Nielsen upon a change in the recommendation of the Company’s Board of Directors, the Company will be required to pay Nielsen a termination fee of $32.7 million. The payment of a termination fee may have a material adverse impact on our financial condition and could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us or deter such third party from making a competing acquisition proposal. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community.

Completion of the Merger is subject to various conditions, including the expiration or termination of the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Completion of the Merger remains subject to the expiration or termination of the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and satisfaction or waiver of the other closing conditions specified in the Merger Agreement. Both we and Nielsen filed notification and report forms with the U.S. Department of Justice and the U.S. Federal Trade Commission pursuant to the HSR Act on January 4, 2013. On February 4, 2013, Nielsen voluntarily withdrew its Hart-Scott-Rodino (“HSR”) notification and report form for the Merger in order to give the Federal Trade Commission additional time to review the proposed transaction. Nielsen refiled on February 6, 2013. Upon renewing its filing on that date, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act will expire on Friday, March 8, 2013, at 11:59 p.m. New York City time, unless earlier terminated or extended by a request for additional information.

Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to certain qualifications and exceptions) and the performance in all material respects of the other party’s covenants under the Merger Agreement, including, with respect to us, customary covenants regarding operation of our business prior to closing. As a result of these conditions, we cannot assure you that the Merger will be completed. If the Merger is not completed for any reason, we expect that we would continue to be managed by our current management, under the direction of our Board of Directors.

We may not obtain stockholder approval or satisfy other closing conditions to the Merger.

One of the closing conditions to the Merger is receipt of approval of Arbitron’s stockholders. If we are unable to obtain stockholder approval or satisfy the other closing conditions to the Merger, the Company will not be able to close the Merger. We are obligated to take certain actions in connection with the closing, including using our reasonable best efforts to obtain regulatory approvals. The costs of such activities could be material and may significantly exceed what we anticipate, and our efforts to complete the Merger could cause substantial disruptions in our business, which could have an adverse effect on our financial results.

Pending stockholder litigation could prevent or delay the closing of the Merger or otherwise negatively impact our business and operations.

On January 24, 2013, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware regarding the proposed Merger. For additional information about this litigation, see “Item 3. Legal Proceedings.” We may incur additional costs in connection with the defense or settlement of this or other similar litigation. In some cases, this or other similar litigation may adversely affect our desire to proceed with, or our ability to complete, a particular transaction. This litigation or other similar litigation could also have a material adverse effect on our financial condition or results of operations.

Risk Factors Relating to Our Business and the Industry in Which We Operate

Our business, financial position, and operating results are dependent on the performance of our quantitative radio audience ratings service.

Our quantitative radio audience ratings service and related software sales represented 88 percent of our total revenue for 2012. We expect such sales related to our radio audience ratings service will continue to represent a substantial portion of our revenue for the foreseeable future. Any factors adversely affecting the pricing of, demand for, or market acceptance of our quantitative radio audience ratings service and related software, such as competition, technological change, legislation or regulation, alternative means of valuing advertising transactions, economic challenges, or further ownership shifts in the radio industry, could adversely impact our business, financial position, and operating results.

We may be unsuccessful in obtaining and/or maintaining MRC accreditation for our ratings services, and we may be required to expend significant resources in order to obtain and/or maintain MRC accreditation for our ratings services, any of which could adversely impact our business.

As of the date we filed this Annual Report on Form 10-K with the Securities and Exchange Commission, the MRC accredited the average-quarter-hour monthly ratings data produced by the PPM ratings service in 18 markets. The markets are: Atlanta, Baltimore, Charlotte-Gastonia-Rock Hill, Chicago, Cincinnati, Houston, Kansas City, Los Angeles, Milwaukee-Racine, Minneapolis-St. Paul, Philadelphia, Phoenix, Riverside-San Bernardino, San Antonio, San Diego, San Francisco, St. Louis, and Tampa-St. Petersburg-Clearwater. The MRC voted to not grant accreditation at this time in the remaining 30 PPM markets, and therefore PPM data in those markets continue to be unaccredited. The MRC has accredited our Diary-based ratings service and certain other services.

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

We have a cross platform initiative, which is a developing area where we have limited experience. If we are not successful in developing the cross platform initiative, it could have an adverse impact on our business.

We launched a cross platform media initiative beginning in 2009, which uses our PPM technology and panels. We do not have significant historical experience in designing, operating, maintaining or integrating cross platform services among television, radio, Internet, mobile, place-based, and other media. We remain uncertain of the demand for these services, whether these services will be accepted in the marketplace, and the price at which customers would be willing to subscribe. This initiative may fail, or incur losses. Our work in cross platform may bring risks of which we are currently unaware and could have an adverse impact on our business.

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

It is difficult to design, recruit, and maintain PPM panels. If we are unable to operate and maintain PPM panels that appropriately balance research quality, panel size and operational cost, our financial results may suffer.

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

We have begun implementing address based sampling and targeted in person recruiting in our panels. If we are unable to implement the enhancements as we have designed them and for the cost we anticipate, our business could be adversely impacted. Additionally, if the methodological enhancements do not provide the results we anticipate, we may have to spend more money to produce the desired results by using a different method, which could adversely impact our business.

Data collection costs are increasing and if we are unable to become more efficient in our data collection and our management of associated costs, our operating margins and results of operations could suffer.

Our success will depend on our ability to reach and recruit participants and to achieve response rates sufficient to maintain our audience ratings services. As consumers adopt modes of communication other than telephone landlines, such as cell phones and cable or Internet calling, it is becoming increasingly difficult for us to reach and recruit participants. Recent government estimates have indicated the percentage of cell-phone-only households has been increasing nationally. We seek to include in our samples a statistically representative number of persons that reside in cell phone households. We recruit cell phone households based on the government estimates, and thus, our ability to recruit is based on available data, which may not be up-to-date and is only provided in regional estimates, not market-by-market. It has been our experience that recruiting cell phone households and recruiting potential panelists in person is significantly more expensive than recruiting landline households. We have announced initiatives to increase the percentage of our cell phone households in our Diary and PPM samples and to increase our in person recruitment efforts, which could adversely impact our operating margins and results of operations.

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

Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect our results of operations and financial condition. Increased strength of the U.S. dollar will increase the effective price of our services sold in U.S. dollars into other countries. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products and services purchased overseas. Our international sales and expenses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects.

Criticism of our audience ratings service by various governmental entities, industry groups, and market segments could adversely impact our business.

Due to the high-profile nature of our services in the media and marketing information services industry, we could become the target of additional government regulation, legislation, litigation, activism, or negative public relations efforts by various industry groups, market segments, and other interested parties. We strive to be fair, transparent, and impartial in the production of our audience measurement services, and the quality of our U.S. ratings services are voluntarily subject to review and accreditation by the Media Rating Council, a voluntary trade organization, whose members include many of our key client constituencies. However, criticism of our business by special interests, and by clients with competing and often conflicting demands on our measurement services, could result in government interactions and regulation. While we believe that further government interactions and regulation are unnecessary, no assurance can be given that legislation will not be enacted in the future that would subject our business to regulation, which could adversely affect our business.

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

If the economic environment worsens, it could adversely impact demand for our services, our customers’ revenues or their ability to pay for our services.

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

A broader economic downturn may lead to lower demand for our services or to our customers that have expiring contracts with us not to renew or to renew for fewer services, increased incidence of customers’ inability to pay their accounts, an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable, insolvency, or bankruptcy of our customers, any of which could adversely affect our results of operations, liquidity, cash flows, and financial condition. Additionally, we periodically receive requests from our customers for pricing concessions.

Potential disruptions in the credit markets could adversely affect our business, including the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows, and financial condition.

If internal funds are not available from our operations, we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets could adversely affect our ability to draw on our revolving credit facility. Our access to funds under that credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from Arbitron and other borrowers within a short period of time.

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

On January 3, 2013, we announced, effective as of January 1, 2013, the appointment of our new President and CEO. Our success will be dependent upon his ability to gain proficiency in leading our Company, and his ability to implement or adapt our corporate strategies and initiatives.

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

We believe that the success of our business will depend, in part, on:

•	obtaining patent protection for our technology, proprietary methods, and services;

•	defending and enforcing our patents once obtained;

•	preserving our trade secrets;

•	defending and enforcing our copyrights for our data services and audience estimates;

•	operating without infringing upon patents and proprietary rights held by others; and

•	acquiring, developing and enhancing various intellectual property rights associated with services and products across multiple forms of media apart from radio.

We rely on a combination of contractual provisions, confidentiality procedures and patent, copyright, trademark, service mark and trade secret laws to protect the proprietary aspects of our technology, data and estimates. Some patents related to non-core portions of our PPM technology and its methods have begun expiring. We do not believe the expiration of these patents will materially adversely affect our business. Our patents, when viewed in the aggregate, are of material importance to us. These legal measures afford only limited protection, and competitors may gain access to our intellectual property and proprietary information. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. We have been involved in litigation relating to the enforcement of the copyrights covering our radio listening estimates. Although we have generally been successful in these cases, there can be no assurance that the copyright laws and other statutory and contractual arrangements we currently depend upon will provide us sufficient protection to prevent the use or misappropriation of our audience estimates, databases and technology in the future. Litigation, regardless of outcome, could result in substantial expense and a significant diversion of resources with no assurance of success and could adversely impact our business, financial position and operating results.

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

We compete with many companies, some of which are larger and have access to greater capital resources. We believe our future growth and success will depend on our ability to compete successfully with other companies, some of which may have financial, marketing, technical, and other advantages. We cannot provide any assurance we will be able to compete successfully, and the failure to do so could have a material adverse impact on our business, financial position, and operating results.

The loss or insolvency of any of our key customers would significantly reduce our revenue and operating results.

We are dependent on a number of key customers, the loss or insolvency of which would significantly reduce our revenue and operating results. In 2012, Clear Channel represented approximately 20 percent of our revenue. Several other large customers represented significant portions of our 2012 revenue.

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

We purchase equipment used in the PPM ratings service and we are currently dependent on two vendors to assemble our PPM equipment. The equipment must be assembled by the vendors in a timely manner, in the quantities needed and with the quality necessary to function appropriately in the market. Certain specialized parts used in the PPM equipment may impact the manufacturing and the timing of the delivery of the equipment to us. We may become liable for design or manufacturing defects in the PPM equipment. In addition, if countries and states enact additional regulations limiting certain materials, we may be required to redesign some of our PPM components to meet these regulations. A redesign process, whether as a result of changed environmental regulations or our ability to obtain quality parts, may impact the manufacturing and timing of the delivery of the equipment to us. Our failure to obtain, in a timely manner, sufficient quantities of quality equipment to meet our needs could adversely impact the commercial deployment of the PPM ratings service and therefore could adversely impact our operating results.

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

If advertisers see radio as less accountable, advertisers may shift advertising expenditures away from radio. As a result, advertising agencies and radio stations may be less likely to purchase our media information services, which could have an adverse impact on our business, financial position and operating results.

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

Our defined benefit plans allow participants to receive a lump-sum distribution for benefits earned in lieu of annuity payments when they retire from Arbitron. If the lump-sum distributions made for a calendar year exceed the total of the service cost and interest cost, we must recognize in that year’s results of operations the pro rata portion of unrecognized actuarial loss equal to the percentage reduction of the projected benefit obligation. During the years ended December 31, 2010, 2009, and 2008, lump-sum payments in certain of our defined benefit plans exceeded the total of the service cost and the interest cost. This resulted in the recognition of a loss in the amount of $1.2 million, $1.8 million, and $1.7 million for the years ended December 31, 2010, 2009, and 2008, respectively. While this did not occur in 2011 or 2012, we cannot predict if or when the lump-sum payments in certain of our defined benefit plans may again exceed the total of the service cost and the interest cost. Any resulting adjustment could materially reduce operating results. See Note 13 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for more information regarding our retirement plans.

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

On April 30, 2008, Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund filed a securities class action lawsuit in the United States District Court for the Southern District of New York on behalf of a purported Class of all purchasers of Arbitron common stock between July 19, 2007, and November 26, 2007. The plaintiff asserts that Arbitron, Stephen B. Morris (our former Chairman, President and Chief Executive Officer), and Sean R. Creamer (currently our Executive Vice President, and Chief Operating Officer) violated federal securities laws. The plaintiff alleges misrepresentations and omissions relating, among other things, to the delay in commercialization of our PPM ratings service in November 2007, as well as stock sales during the period by company insiders who were not named as defendants and Messrs. Morris and Creamer. The plaintiff sought class certification, compensatory damages plus interest and attorneys’ fees, among other remedies. On September 22, 2008 the plaintiff filed an Amended Class Action Complaint. On November 25, 2008, Arbitron,

Mr. Morris, and Mr. Creamer each filed Motions to Dismiss the Amended Class Action Complaint. In September 2009, the plaintiff sought leave to file a Second Amended Class Action Complaint in lieu of oral argument on the pending Motions to Dismiss. The court granted leave to file a Second Amended Class Action Complaint and denied the pending Motions to Dismiss without prejudice. On or about October 19, 2009, the plaintiff filed a Second Amended Class Action Complaint. Arbitron and each of Mr. Morris and Mr. Creamer again moved to dismiss the Second Amended Class Action Complaint. Briefing on motions to dismiss the Second Amended Class Action Complaint was completed in March 2010. On September 24, 2010, the Court granted Mr. Creamer’s motion to dismiss the plaintiff’s claims against him, and all claims against Mr. Creamer were dismissed with prejudice. The motions to dismiss the Second Amended Class Action Complaint by Arbitron and Mr. Morris were denied. Arbitron and Mr. Morris each then filed answers denying the claims. On September 6, 2011, the Court entered an order granting the plaintiff’s motion to certify the action as a class action, to appoint the lead plaintiff as class representative, and to appoint its counsel as lead counsel. The court defined the class as all purchasers of common stock of the Company who were damaged through purchasing stock during the period July 19, 2007 through November 26, 2007. On February 3, 2012, as a result of a mediation process overseen by an independent mediator, the Company and its insurers agreed to settle the case for $7 million, funded by insurance. Because this is a class action, settlements of this type are subject to preliminary and final review by the Court with an opportunity for class members to respond to the proposed settlement and object if they so desire. In May 2012, the Court issued an order preliminarily approving the settlement and Notice of the settlement was sent to the class members. None of the defendants in the settlement admitted any wrongdoing with respect to the allegations in the case. The Court held a hearing on final approval of the settlement on October 19, 2012 and issued its Order of Final Approval of the Settlement on October 23, 2012, which also terminated the case. No appeal was filed after the Order of Final Approval was entered, so this case has now ended.

On or about June 13, 2008, a purported stockholder derivative lawsuit, Pace v. Morris, et al., was filed against Arbitron, as a nominal defendant, each of our directors, and certain of our current and former executive officers in the Supreme Court of the State of New York for New York County. The derivative lawsuit is based on essentially the same substantive allegations as the securities class action lawsuit. The derivative lawsuit asserts claims against the defendants for misappropriation of information, breach of fiduciary duty, abuse of control, and unjust enrichment. On July 28, 2011 the derivative plaintiff filed an amended complaint that reiterated, in large part, the claims of the original complaint filed in 2008. The amended complaint also added claims for breach of fiduciary duty related to the retirement of Mr. Morris in 2009 and the resignation of Mr. Skarzynski in 2010. The derivative plaintiff sought equitable and/or injunctive relief, restitution and disgorgement of profits, plus attorneys’ fees and costs, among other remedies. On January 18, 2013, the derivative plaintiff filed a Stipulation of Discontinuance, which terminated this case.

On January 24, 2013, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware regarding the proposed Merger of Merger Sub, a wholly owned subsidiary of Nielsen with and into the Company. The complaint (“Complaint”) was purportedly filed on behalf of the public shareholders of the Company, and names as defendants, the Company, each of the Company’s directors, Merger Sub, and Nielsen. The Complaint alleges, among other things, that the Company’s directors breached their fiduciary duties by failing to maximize shareholder value in a proposed sale of the Company. The Complaint further alleges that the Company’s preliminary proxy statement fails to provide material information and provides materially misleading information relating to the Merger and that the Company and Nielsen aided and abetted the alleged breaches by the Company’s directors. The plaintiff seeks, among other things, class action status, an injunction preventing the completion of the Merger (or, if the Merger is completed, rescinding the Merger or awarding rescissory damages), and the payment of attorneys’ fees and expenses. The Company intends to defend itself and its interests vigorously against these allegations. We are involved from time to time in a number of judicial and administrative proceedings considered ordinary with respect to the nature of our current and past operations, including employment-related disputes, contract disputes, government proceedings, customer disputes, and tort claims. In some proceedings, the claimant seeks damages as well as other relief, which, if granted, would require substantial expenditures on our part. Some of these matters raise difficult and complex factual and legal issues, and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular action, and the jurisdiction, forum and law under which each action is pending. Because of this complexity, final disposition of some of these proceedings may not occur for several years. As such, we are not always able to estimate the amount of our possible future liabilities. There can be no certainty that we will not ultimately incur charges in excess of present or future established accruals or insurance coverage. Although occasional adverse decisions (or settlements) may occur, we believe that the likelihood that final disposition of these proceedings will, considering the merits of the claims, have a material adverse impact on our financial position or results of operations is remote.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ARB.” As of February 14, 2013, there were 26,689,123 shares outstanding and 2,749 stockholders of record of our common stock.

The following table sets forth the high and low sale prices of our common stock as reported on the NYSE Composite Tape and the dividends declared per share of our common stock for each quarterly period for the two years ended December 31, 2012 and 2011.

2012	1Q	2Q	3Q	4Q	Full Year
High	$38.00	$39.98	$38.91	$47.20	$47.20
Low	$32.92	$32.34	$33.83	$34.64	$32.34
Dividend	$0.10	$0.10	$0.10	$0.10	$0.40

2011	1Q	2Q	3Q	4Q	Full Year
High	$44.95	$43.03	$44.61	$42.69	$44.95
Low	$35.29	$35.23	$30.46	$32.42	$30.46
Dividend	$0.10	$0.10	$0.10	$0.10	$0.40

The transfer agent and registrar for our common stock is Broadridge Financial Solutions, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read together with the information under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Arbitron’s consolidated financial statements and related notes included in this Annual Report on Form 10-K. Our statements of income for the years ended December 31, 2012, 2011, and 2010 and balance sheet data as of December 31, 2012, and 2011 set forth below are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of income data for the years ended December 31, 2009, and 2008 and balance sheet data as of December 31, 2010, 2009, and 2008 are derived from audited consolidated financial statements of Arbitron not included in this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Statement of Income Data
Revenue	$449,858	$422,310	$395,379	$384,952	$368,824
Costs and expenses	361,626	337,204	329,729	330,111	312,359

Operating income	88,232	85,106	65,650	54,841	56,465
Equity in net income of affiliate(s)	7,216	7,255	7,092	7,637	6,677
Impairment of investment	—	(3,477)	—	—	—

Income from continuing operations before interest and income tax expense	95,448	88,884	72,742	62,478	63,142
Interest expense, net	501	537	970	1,346	1,593

Income from continuing operations before income tax expense	94,947	88,347	71,772	61,132	61,549
Income tax expense	38,016	35,056	27,294	18,972	24,330

Income from continuing operations	56,931	53,291	44,478	42,160	37,219
Loss from discontinued operations, net of taxes	—	—	—	—	(39)

Net income	$56,931	$53,291	$44,478	$42,160	$37,180

Net Income Per Weighted Average Common Share
Basic
Continuing operations	$2.15	$1.96	$1.66	$1.59	$1.37
Discontinued operations	—	—	—	—	(0.00)

Net income per share, basic	$2.15	$1.96	$1.66	$1.59	$1.37

Diluted
Continuing operations	$2.11	$1.93	$1.64	$1.58	$1.37
Discontinued operations	—	—	—	—	(0.00)

Net income per share, diluted	$2.11	$1.93	$1.64	$1.58	$1.36

Cash dividends declared per share	$0.40	$0.40	$0.40	$0.40	$0.40
Weighted average common shares used in calculations
Basic	26,479	27,181	26,759	26,493	27,094
Diluted	26,994	27,659	27,105	26,676	27,259
Balance Sheet Data
Current asset	$137,683	$96,140	$94,823	$77,637	$74,318
Total assets	269,092	238,968	229,241	206,287	200,070
Long-term debt, including the short-term portion thereof	—	—	53,000	68,000	85,000
Stockholders’ equity (deficit)	$153,409	$126,816	$77,651	$30,575	$(14,495)
Share-based Compensation Data
Share-based compensation expense	$9,188	$8,020	$6,478	$10,031	$8,415

Certain per share data amounts may not total due to rounding.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto that follow in this Annual Report on Form 10-K.

Overview

Historically, our quantitative radio ratings services and related software have accounted for a substantial majority of our revenue. Our quantitative radio ratings services and related software accounted for approximately 88 percent of our total revenue in each of the years ended December 31, 2012, 2011, and 2010. Approximately 78 percent of our total revenue for 2012, was derived from local radio ratings services, of which approximately 75 percent was from the PPM Markets and 25 percent was from our Diary markets. We have one segment which meets the quantitative thresholds for being a reportable segment. While we expect our quantitative radio ratings services and related software licensing will continue to account for the majority of our revenue for the foreseeable future, we are actively seeking opportunities to diversify our revenue base by, among other things, leveraging the investment we have made in our PPM ratings service and technology.

We have commercialized our PPM ratings service in 48 of the largest United States radio markets. These agreements provide for a higher fee for PPM-based ratings than we charged for our Diary-based ratings. Our customer contracts are typically structured to phase in higher PPM service rates over multiple years, including 2012 for some customers.

As we commercialized the PPM ratings service over several years, we incurred expenses to build the PPM panel in each PPM Market in the months before commercializing the service in that market. These costs were incremental to the costs associated with our Diary-based ratings service during those periods. With the completion of our previously announced commercialization plan as of December 31, 2010, our future performance will be impacted by our ability to address a variety of challenges and opportunities in the markets and industries we serve, including our ability to continue to maintain and improve the quality of our PPM and Diary ratings service, and manage increased costs for data collection, arising from among other items, address-based sampling, targeted in-person recruiting and increased numbers of cell phone households, which are more expensive for us to recruit than households with landline phones. We currently anticipate that the aggregate cost of cell phone household recruitment for the PPM and Diary services, address-based sampling in PPM Markets, and targeted in-person recruitment for the PPM service will be approximately $21.0 million in 2013, as compared to approximately $18.0 million in 2012.

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

Pending Merger with Nielsen

On December 17, 2012, Nielsen, a leading global provider of information and insights into what consumers watch and buy, entered into an agreement and Plan of Merger, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of January 25, 2013 (the “Merger Agreement”) to acquire Arbitron (“the Merger”). Under the terms of the Merger Agreement, Nielsen has agreed to acquire all of our outstanding common stock for $48.00 per share in cash, which represented a premium of approximately 26 percent to our closing price on December 17, 2012. The transaction has been approved by the boards of both companies and is subject to customary closing conditions, including a regulatory review and approval by Arbitron’s stockholders. For additional information regarding the business risks associated with pursuing the Merger, see Item 1A. Risk Factors — Risk Factors Relating to the Merger, in this Annual Report on Form 10-K.

Sale of TRA Investment

During July 2012, we sold our investment in TRA for approximately $1.7 million, which was approximately equal to its $1.7 million carrying value at the time of the sale. Cash proceeds received from the sale amounted to approximately $1.5 million with an additional $0.2 million deposited in escrow. The escrow funds will be released to us in January 2014, less any claims pending against the escrow account.  The escrow fund deposit is recorded on our balance sheet as a portion of our non-current assets.

Stock Repurchases

On February 9, 2012, our Board of Directors authorized a program to repurchase up to $100.0 million in shares of our outstanding common stock through either periodic open-market or private transactions, in accordance with applicable insider trading and other securities laws and regulations, at then-prevailing market prices over a period of up to two years ending February 9, 2014. As of December 31, 2012, we repurchased 1,372,853 shares of outstanding common stock under this program for approximately $50.0 million. We have not made any stock repurchases during 2013 through the date that we filed this Annual Report on Form 10-K with the SEC.

Concentration of Customers

We depend on a limited number of key customers for our ratings services and related software. For example, in 2012, Clear Channel represented approximately 20 percent of our total revenue. Additionally, the amount of contract term revenue associated with customer contracts expiring in 2013 is larger, as compared to historical average annual renewal levels. If one or more key customers do not renew all or part of their contracts as they expire, we could experience a significant decrease in our operating results.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are both important to the presentation of our financial position or results of operations, and require our most difficult, complex or subjective judgments.

Software development costs. We capitalize software development costs with respect to significant internal use software initiatives or enhancements from the time the preliminary project stage is completed and management considers it probable the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are amortized over periods of three to five years. We perform an assessment quarterly to determine if it is probable all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value. As of December 31, 2012, and 2011, our capitalized software developed for internal use had carrying amounts of $27.2 million and $28.9 million, respectively, including $9.9 million and $10.4 million, respectively, of software related to the PPM service.

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

Insurance Receivables. During 2008, we became involved in two securities-law civil actions and a governmental interaction primarily related to the commercialization of our PPM service. Since 2008, we have incurred a total of $12.9 million in legal fees and expenses in connection with these matters. As of December 31, 2012, an aggregate of $10.0 million in insurance reimbursements related to these legal actions had been received. Additionally, in 2012, we submitted claims for business interruption losses incurred by Hurricane Sandy. Our aggregate insurance claims receivable related to these legal actions, as well as Hurricane Sandy, was $0.3 million and $1.0 million, as of December 31, 2012, and 2011, respectively. These amounts are included in our prepaid expenses and other current assets on our balance sheet. See Note 7 in the Notes to Consolidated Financial Statements for additional information concerning our insurance recovery receivables.

Contingent consideration. The agreement governing the 2011 acquisition of Zokem Oy, now Arbitron Mobile Oy (“Arbitron Mobile”), provides for possible additional cash payments to be made by us to the former Zokem shareholders through 2015 of up to $12.0 million, contingent upon Arbitron Mobile reaching certain financial performance targets during the four-year measurement period of 2012 through 2015. We estimated the fair value of this contingent consideration to be approximately $0.9 million as of the July 28, 2011 acquisition date. We periodically estimate the fair value of the contingent consideration and any change in fair value will be recognized in our consolidated financial results of operations. An increase in the contingent consideration expected to be paid will result in a charge to operations in the quarter the anticipated fair value of contingent consideration increases, while a decrease in the contingent consideration expected to be paid will result in a credit to operations in the quarter the anticipated fair value of contingent consideration decreases. The estimate of the fair value of contingent consideration requires subjective assumptions to be made of future operating results. We decreased our fair value estimate of the contingent consideration from $1.0 million at December 31, 2011, to $0.6 million at December 31, 2012, due to a decrease in forecasted revenues and earnings during the measurement period. Future revisions to our assumptions could materially change our estimate of the fair value of contingent consideration and therefore materially affect our future financial results and financial condition.

Results of Operations

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

The following table sets forth information with respect to our consolidated statements of income for the years ended December 31, 2012 and 2011:

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

(Unaudited)

	Years Ended December 31,		Increase (Decrease)		Percentage of Revenue
	2012	2011	Dollars	Percent	2012	2011
Revenue	$449,858	$422,310	$27,548	6.5%	100.0%	100.0%

Costs and expenses
Cost of revenue	231,936	220,381	11,555	5.2%	51.6%	52.2%
Selling, general and administrative	89,123	78,407	10,716	13.7%	19.8%	18.6%
Research and development	40,567	38,416	2,151	5.6%	9.0%	9.1%

Total costs and expenses	361,626	337,204	24,422	7.2%	80.4%	79.8%

Operating income	88,232	85,106	3,126	3.7%	19.6%	20.2%
Equity in net income of affiliate	7,216	7,255	(39)	(0.5%)	1.6%	1.7%
Impairment of investment	—	(3,477)	3,477	NM	NM	(0.8%)

Income before interest and tax expense	95,448	88,884	6,564	7.4%	21.2%	21.0%
Interest income	67	27	40	148.1%	0.0%	0.0%
Interest expense	568	564	4	0.7%	0.1%	0.1%

Income before income tax expense	94,947	88,347	6,600	7.5%	21.1%	20.9%
Income tax expense	38,016	35,056	2,960	8.4%	8.5%	8.3%

Net income	$56,931	$53,291	$3,640	6.8%	12.7%	12.6%

Income per weighted average common share
Basic	$2.15	$1.96	$0.19	9.7%

Diluted	$2.11	$1.93	$0.18	9.3%

Cash dividends declared per common share	$0.40	$0.40	$—	—

Other data:
EBIT (1)	$95,448	$88,884	$6,564	7.4%
EBITDA (1)	$126,182	$119,139	$7,043	5.9%
EBIT Margin (1)	21.2%	21.0%
EBITDA Margin (1)	28.0%	28.2%
EBIT and EBITDA Reconciliation (1)
Net income	$56,931	$53,291	$3,640	6.8%
Income tax expense	38,016	35,056	2,960	8.4%
Interest (income)	(67)	(27)	40	148.1%
Interest expense	568	564	4	0.7%

EBIT (1)	95,448	88,884	6,564	7.4%
Depreciation and amortization	30,734	30,255	479	1.6%

EBITDA (1)	$126,182	$119,139	$7,043	5.9%

NM — Not meaningful

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

Revenue. Revenue increased by 6.5% or $27.5 million for 2012, as compared to 2011, due primarily to a $22.4 million increase in PPM-based ratings service revenue (in particular the nearly completed phase-in of contracted PPM price increases), a $3.7 million increase in our Scarborough qualitative service revenue, a $2.5 million increase in Diary-based ratings service revenue, and a $1.3 million increase associated with our Arbitron Mobile service. The overall increase in revenue were partially offset by a $0.8 million decrease in PPM International ratings revenues.

Cost of Revenue. Cost of revenue increased by 5.2% or $11.6 million for 2012, as compared to 2011. Cost of revenue increased primarily due to a $3.8 million increase in PPM variable costs (including higher survey participant incentives and panel management costs resulting from a higher average number of panelists for 2012, as compared to 2011), a $2.7 million increase in aggregate costs associated with address based sampling, in-person recruiting and cell-phone household recruiting, and a $2.7 million increase in Scarborough royalty costs associated with higher Scarborough revenue for 2012, and a $2.4 million increase in costs associated with Arbitron Mobile (which was acquired in July 2011). The overall increase in cost of revenue were partially offset by a $1.2 million decrease in PPM International costs.

Selling, General, and Administrative. Selling, general, and administrative expense increased by 13.7% or $10.7 million for 2012, as compared to 2011. Selling, general, and administrative costs increased primarily due to $5.2 million of consulting and legal expenses related to the pending Merger with Nielsen. Additional costs and expenses are expected be incurred in 2013 as we pursue the completion of the Merger.

In addition, selling, general, and administrative expense for 2012, as compared to 2011, was impacted by a $1.5 million increase in Arbitron Mobile related costs, a $1.3 million increase in share-based compensation, a $1.0 million increase in cross-platform service related costs, and a $0.7 million increase in certain internal use software impairment charges incurred during 2012, as compared to 2011.

Research and Development. Research and development increased by 5.6% or $2.2 million for 2012, as compared to 2011. Research and development increased primarily due to a $1.0 million increase in development costs related to our Diary service, a $0.9 million increase in engineering development expense (primarily related to our cross platform services for 2012), and a $0.5 million increase in costs associated with Arbitron Mobile (which was acquired during the third quarter of 2011).

Income tax expense. The effective tax rate was 40.0% in 2012, which was impacted by $5.2 million of 2012 costs associated with the proposed Merger, of which $4.3 million was non-deductible for tax purposes. The effective tax rate was 39.7% in 2011, which was impacted primarily by a $0.8 million U.S. deferred tax asset valuation allowance arising from the net operating loss incurred by Arbitron Mobile during 2011.

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

EBIT and EBITDA increased by $6.6 million and $7.0 million, respectively, for 2012, as compared to 2011, primarily due to an increase in PPM service revenue of $22.4 million, partially offset by $5.2 million of consulting and legal fees incurred in association with initiating the merger with Nielsen in 2012.

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

The following table sets forth information with respect to our consolidated statements of income for the years ended December 31, 2011 and 2010:

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

(Unaudited)

	Years Ended December 31,		Increase (Decrease)		Percentage of Revenue
	2011	2010	Dollars	Percent	2011	2010
Revenue	$422,310	$395,379	$26,931	6.8%	100.0%	100.0%

Costs and expenses
Cost of revenue	220,381	215,329	5,052	2.3%	52.2%	54.5%
Selling, general and administrative	78,407	75,255	3,152	4.2%	18.6%	19.0%
Research and development	38,416	39,145	(729)	(1.9%)	9.1%	9.9%

Total costs and expenses	337,204	329,729	7,475	2.3%	79.8%	83.4%

Operating income	85,106	65,650	19,456	29.6%	20.2%	16.6%
Equity in net income of affiliate	7,255	7,092	163	2.3%	1.7%	1.8%
Impairment of investment	(3,477)	—	(3,477)	NM	0.8%	NM

Income before interest and tax expense	88,884	72,742	16,142	22.2%	21.0%	18.4%
Interest income	27	14	13	92.9%	0.0%	0.0%
Interest expense	564	984	(420)	(42.7%)	0.1%	0.2%

Income before income tax expense	88,347	71,772	16,575	23.1%	20.9%	18.2%
Income tax expense	35,056	27,294	7,762	28.4%	8.3%	6.9%

Net income	$53,291	$44,478	$8,813	19.8%	12.6%	11.2%

Income per weighted average common share
Basic	$1.96	$1.66	$0.30	18.1%

Diluted	$1.93	$1.64	$0.29	17.7%

Cash dividends declared per common share	$0.40	$0.40	$—	—

Other data:
EBIT (1)	$88,884	$72,742	$16,142	22.2%
EBITDA (1)	$119,139	$100,250	$18,889	18.8%
EBIT Margin (1)	21.0%	18.3%
EBITDA Margin (1)	28.2%	25.3%
EBIT and EBITDA Reconciliation (1)
Net income	$53,291	$44,478	$8,813	19.8%
Income tax expense	35,056	27,294	7,762	28.4%
Interest income	27	14	13	92.9%
Interest expense	564	984	(420)	(42.7%)

EBIT (1)	88,884	72,742	16,142	22.2%
Depreciation and amortization	30,255	27,508	2,747	10.0%

EBITDA (1)	$119,139	$100,250	$18,889	18.8%

NM — Not meaningful

Certain percentage amounts may not total due to rounding.

(1)	EBIT (earnings before interest and income taxes) and EBITDA (earnings before interest, income taxes, depreciation and amortization) are non-GAAP financial measures that we believe are useful to investors in evaluating our results. For further discussion of these non-GAAP financial measures, see paragraph below entitled “— EBIT and EBITDA.”

Revenue. Revenue increased by 6.8% or $26.9 million for the year ended December 31, 2011, as compared to the same period in 2010. PPM-based revenue increased by $51.3 million, primarily due to price escalators in PPM Markets commercialized prior to 2010 and a $20.4 million full year impact attributable to the 15 PPM markets commercialized during 2010. In addition, revenue for 2011 was impacted by a $1.6 million increase in software service revenue, and a $1.0 million increase in PPM International revenue. These increases in revenue were partially offset by a $27.5 million decrease in revenue related to the transition from our Diary-based ratings service to our PPM-based ratings service.

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

Liquidity and Capital Resources

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

	As of December 31, 2012	As of December 31, 2011	Change
Cash and cash equivalents	$66,469	$19,715	$46,754
Working capital	$53,900	$16,250	$37,650
Working capital, excluding deferred revenue which does not require a significant additional cash outlay	$92,397	$53,330	$39,067
Total debt	$—	$—	$—

We have historically relied upon our cash flow from operations, supplemented by borrowings under our available revolving credit facility as needed, to fund our dividends, common stock repurchases, capital expenditures, and contractual obligations. We expect, based on current and anticipated levels of operating performance, our cash flow from operations, cash and cash equivalents, and availability under our Credit Facility will be sufficient to support our operations, as well as any expected costs to be incurred in association with completing the pending merger with Nielsen, for the next 12 to 24 months. See “— Credit Facility” below for further discussion of the relevant terms and covenants.

Cash flow from operating activities. For the year ended December 31, 2012, the net cash provided by operating activities was $109.9 million, which was primarily due to $126.2 million of EBITDA, increased by $9.2 million of non-cash share-based compensation and $2.2 million of non-cash bad debt expense, partially offset by $38.3 million in income taxes paid for year ended December 31, 2012. EBITDA is discussed and reconciled to net income in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Net cash provided by operating activities for the year ended December 31, 2012, was also positively impacted by a $3.7 million increase in payroll, bonus, and benefit accruals for the year ended December 31, 2012, and a $1.6 million increase associated with higher collections in accounts receivable.

Cash flow from investing activities. Net cash used in investing activities for the year ended December 31, 2012, and 2011, was $21.2 million and $42.5 million, respectively. This $21.3 million decrease in cash used in investing activities was due largely to the $10.6 million cash outlay for the purchase of Arbitron Mobile during 2011. There were no acquisitions paid for during 2012. The decrease in property and equipment additions was largely driven by a $6.6 million decrease in metering equipment and other PPM-related capital expenditures associated with our next generation PPM 360 equipment for 2012, as compared to 2011. During 2012, we also received $1.5 million in proceeds from the sale of our TRA cost investment.

Cash flow used in financing activities. Net cash used in financing activities for year ended December 31, 2012, and 2011, was $41.9 million and $61.2 million, respectively. During 2012, we had no outstanding borrowings or repayments under our current Credit Facility, and we repurchased $50.0 million of our common stock. During 2011, we made no repurchases of our common stock, and we repaid $54.1 million of net repayments of our then outstanding obligations under our prior credit facility. In addition, there was a $16.0 million increase in proceeds from stock option exercises and stock purchase plans for the year ended December 31, 2012, due primarily to a significant increase in our stock price during the fourth quarter of 2012. This increase in cash flow was partially offset by a $2.4 million increase in dividends paid, which resulted from the fourth quarter of 2012 dividend being paid in December 2012, rather than in January 2013.

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

	As of December 31, 2011	As of December 31, 2010	Change
Cash and cash equivalents	$19,715	$18,925	$790
Working capital surplus (deficiency)	$16,250	$(32,333)	$48,583
Working capital, excluding deferred revenue and current portion of credit facility	$53,330	$57,146	$(3,816)
Total debt	$—	$53,000	$(53,000)

Operating activities. For the year ended December 31, 2011, the net cash provided by operating activities was $104.6 million, which was primarily due to $119.1 million in EBITDA, increased by $8.0 million of non-cash share-based compensation and a $3.5 million non-cash impairment charge associated with a cost method investment. These increases were partially offset by $31.7 million in income taxes paid. EBITDA is discussed and reconciled to net income in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

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

Investing activities. Net cash used in investing activities for the years ended December 31, 2011, and 2010, was $42.5 million and $39.2 million, respectively. This $3.3 million increase in cash used in investing activities was due primarily to a $8.1 million net increase in business acquisitions, which included a $10.6 million cash outlay for the purchase of Zokem Oy during 2011, versus a $2.5 million asset acquisition during 2010. In addition, capital expenditures increased by $1.5 million for 2011, as compared to 2010, due primarily to a $5.1 million increase in internally developed and purchased software, largely offset by a $3.0 million decrease in metering equipment and other PPM-related capital expenditures. These increases in investing activities were partially offset by decreases related to a $4.5 million patent licensing arrangement and a $1.8 million investment in TRA during 2010.

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

Credit Facility

On November 21, 2011, we entered into the Credit Facility, an agreement with a consortium of lenders to provide up to $150.0 million of financing through a five-year, unsecured revolving credit facility expiring on November 21, 2016. The agreement contains an expansion feature to increase the total financing available under the Credit Facility by up to $75.0 million to an aggregate of $225.0 million. Such increased financing would be provided by one or more existing Credit Facility lending institutions, subject to the approval of the lending banks, and/or in combination with one or more new lending institutions, subject to the approval of the Credit Facility’s administrative agent. Interest on borrowings under the Credit Facility is calculated based on a floating rate for a duration of up to six months (or, with the consent of each lender, nine or 12 months), at which time the interest rate is reset based upon the LIBOR.

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

The following table presents the actual ratios and their threshold limits as defined by the Credit Facility as of December 31, 2012:

Covenant	Threshold	Actual
Maximum leverage ratio	3.25	0.00
Minimum interest coverage ratio	3.00	238

As of December 31, 2012, based upon these financial covenants, there was no default or limit on our ability to borrow the unused portion of our Credit Facility.

Our Credit Facility contains customary events of default, including nonpayment and breach covenants. In the event of default, repayment of borrowings under the Credit Facility could be accelerated. Our Credit Facility also contains cross default provisions whereby a default on any material indebtedness, as defined in the Credit Facility, could result in the acceleration of our outstanding debt and the termination of any unused commitment under the Credit Facility. The agreement potentially limits, among other things, our ability to sell assets, incur additional indebtedness, and grant or incur liens on our assets. Under the terms of the Credit Facility, all of our material domestic subsidiaries, if any, must guarantee the commitment. Currently, we do not have any material domestic subsidiaries as defined under the terms of the Credit Facility. Although we do not believe the terms of our Credit Facility limit the operation of our business in any material respect, the terms of the Credit Facility may restrict or prohibit our ability to raise additional debt when needed or could prevent us from investing in other growth initiatives. We have been in compliance with the terms of the Credit Facility since the inception of the agreement. As of February 14, 2013, we had no outstanding borrowings under the Credit Facility.

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 31, 2012 (in thousands):

	Payments Due By Period
	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
Operating leases (A)	$7,179	$11,744	$9,834	$8,491	$37,248
Purchase obligations (B)	7,735	—	—	—	7,735
Contributions for retirement plans (C)	2,271	—	—	—	2,271
Unrecognized tax benefits (D)	427	847	64	—	1,338

	$17,612	$12,591	$9,898	$8,491	$48,592

(A)	See Note 11 in the Notes to Consolidated Financial Statements.
(B)	Other than for PPM equipment purchases, we generally do not make unconditional, noncancelable purchase commitments. We enter into purchase orders in the normal course of business, and they generally do not exceed one-year terms.
(C)	Amount represents an estimate of our cash contribution for 2013 for our retirement plans. Future cash contributions will be determined based upon the funded status of the plan. See Note 13 in the Notes to Consolidated Financial Statements.
(D)	The amount related to unrecognized tax benefits in the table includes $0.2 million of interest and penalties. See Note 12 in the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We did not enter into any off-balance sheet arrangements during the years ended December 31, 2012, 2011 or 2010, nor did we have any off-balance sheet arrangements outstanding as of December 31, 2012, or 2011.

New Accounting Pronouncements

Testing Other Intangibles for Impairment. In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2012-02, Intangibles — Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), to allow entities to use a qualitative approach to test indefinite-lived assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to calculate the fair value of the intangible asset and perform the quantitative impairment test. Otherwise, the entity need not perform the quantitative impairment test. ASU 2012-02 is effective for us beginning with interim and annual periods ended during 2013. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

Comprehensive Income Presentation. In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), to require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for the Company beginning with interim and annual periods ended during 2013. The Company does not expect that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our interest income and expense are sensitive to fluctuations in the general level of interest rates. As such, changes in interest rates affect the interest earned on the Company’s cash and cash equivalents and other highly liquid investments, as well as the value of those investments.

In November 2011, we entered into our Credit Facility with a consortium of lenders to provide us up to $150.0 million of financing. Interest on borrowings under the Credit Facility is calculated based on a floating rate for a duration of up to nine months, at which time the interest rate is reset based upon the LIBOR. As of December 31, 2012, we had no outstanding borrowings under the Credit Facility. Therefore, a hypothetical market interest rate change of 1% would have zero impact on our results of operations over a 12-month period. A hypothetical market interest rate change of 1% would have no impact on either the carrying amount or the fair value of the Credit Facility. We do not use derivatives for speculative or trading purposes.

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

As of December 31, 2012, we had $11.3 million in recorded intercompany balances on our Finnish and Indian subsidiary balance sheets, which are impacted by fluctuations in currency exchange rates. As the exchange rates increase or decrease, our intercompany balances will be exposed to translation adjustment charges and/or credits, which will be recognized in our financial results.

Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates at the end of the period except that revenue and expenses are translated at average current exchange rates during each reporting period. The translation adjustments are recorded in accumulated other comprehensive income (loss) on our consolidated balance sheet until the net investment in such foreign subsidiaries is liquidated. As of December 31, 2012, the cumulative net currency translation adjustment recorded on our balance sheet reduced our shareholders’ equity by $2.2 million.

ITEM	8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of the independent registered public accounting firm and financial statements are set forth below (see Item 15(a) for a list of financial statements and financial statement schedules):

ARBITRON INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Arbitron Inc.:

We have audited the accompanying consolidated balance sheets of Arbitron Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed under item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arbitron Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arbitron Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland

February 25, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Arbitron Inc.:

We have audited Arbitron Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Arbitron Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Arbitron Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arbitron Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 25, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baltimore, Maryland

February 25, 2013

ARBITRON INC.

Consolidated Balance Sheets

December 31, 2012 and 2011

(In thousands, except par value data)

	2012	2011
Assets
Current assets
Cash and cash equivalents	$66,469	$19,715
Trade accounts receivable, net of allowance for doubtful accounts of $4,856 in 2012, and $4,615 in 2011	59,185	62,886
Prepaid expenses and other current assets	6,516	7,141
Deferred tax assets	5,513	6,398

Total current assets	137,683	96,140
Equity and other investments	12,501	14,913
Property and equipment, net	61,669	70,651
Goodwill, net	45,540	45,430
Other intangibles, net	8,177	10,526
Noncurrent deferred tax assets	2,384	—
Other noncurrent assets	1,138	1,308

Total assets	$269,092	$238,968

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,407	$10,534
Accrued expenses and other current liabilities	33,879	32,276
Deferred revenue	38,497	37,080

Total current liabilities	83,783	79,890
Noncurrent deferred tax liabilities	—	1,302
Other noncurrent liabilities	31,900	30,960

Total liabilities	115,683	112,152

Stockholders’ equity
Preferred stock, $100.00 par value, 750 shares authorized, no shares issued	—	—
Common stock, $0.50 par value, 500,000 shares authorized, 32,338 shares issued as of December 31, 2012, and 2011	16,169	16,169
Retained earnings	156,530	128,772
Common stock held in treasury, 5,714 shares in 2012, and 5,048 shares in 2011	(2,857)	(2,524)
Accumulated other comprehensive loss	(16,433)	(15,601)

Total stockholders’ equity	153,409	126,816

Total liabilities and stockholders’ equity	$269,092	$238,968

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Income

Years Ended December 31, 2012, 2011, and 2010

(In thousands, except per share data)

	2012	2011	2010
Revenue	$449,858	$422,310	$395,379

Costs and expenses
Cost of revenue	231,936	220,381	215,329
Selling, general and administrative	89,123	78,407	75,255
Research and development	40,567	38,416	39,145

Total costs and expenses	361,626	337,204	329,729

Operating income	88,232	85,106	65,650
Equity in net income of affiliate	7,216	7,255	7,092
Impairment of investment	—	(3,477)	—

Income before interest and income tax expense	95,448	88,884	72,742
Interest income	67	27	14
Interest expense	568	564	984

Income before income tax expense	94,947	88,347	71,772
Income tax expense	38,016	35,056	27,294

Net income	$56,931	$53,291	$44,478

Income per weighted-average common share
Basic	$2.15	$1.96	$1.66
Diluted	$2.11	$1.93	$1.64
Weighted-average common shares used in calculations
Basic	26,479	27,181	26,759
Potentially dilutive securities	515	478	346

Diluted	26,994	27,659	27,105

Dividends declared per common share outstanding	$0.40	$0.40	$0.40

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2012, 2011, and 2010

(In thousands)

	2012	2011	2010
Net income	$56,931	$53,291	$44,478
Other comprehensive income (loss)

Foreign currency translation adjustment	(90)	(1,688)	(150)

Retirement liabilities:
Net actuarial loss arising during the period	(3,322)	(7,878)	(695)
Less: amortization of net actuarial loss included in net periodic cost for retirement plans	2,098	1,551	1,236
Settlement charge included in net periodic cost for retirement plans	—	—	1,222

Retirement liabilities — before tax	(1,224)	(6,327)	1,763
Income tax (expense) benefit	482	2,474	(691)

Retirement liabilities — after tax	(742)	(3,853)	1,072

Other comprehensive income (loss), net of tax	(832)	(5,541)	922

Comprehensive income	$56,099	$47,750	$45,400

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2012, 2011, and 2010

(In thousands)

	Number of Shares Outstanding	Common Stock	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2009	26,588	16,169	28,263	(2,875)	(10,982)	30,575
Net income	—	—	44,478	—	—	44,478
Other comprehensive income	—	—	—	—	922	922
Dividends declared	—	—	(10,711)	—	—	(10,711)
Common stock issued from treasury stock	467	—	5,650	233	—	5,883
Non-cash share-based compensation	—	—	6,478	—	—	6,478
Excess tax benefits from share-based awards	—	—	26	—	—	26

Balance at December 31, 2010	27,055	16,169	74,184	(2,642)	(10,060)	77,651
Net income	—	—	53,291	—	—	53,291
Other comprehensive loss	—	—	—	—	(5,541)	(5,541)
Dividends declared	—	—	(10,879)	—	—	(10,879)
Common stock issued from treasury stock	235	—	3,229	118	—	3,347
Non-cash share-based compensation	—	—	8,020	—	—	8,020
Excess tax benefits from share-based awards	—	—	927	—	—	927

Balance at December 31, 2011	27,290	$16,169	$128,772	$(2,524)	$(15,601)	$126,816
Net income	—	—	56,931	—	—	56,931
Other comprehensive loss	—	—	—	—	(832)	(832)
Dividends declared	—	—	(10,569)	—	—	(10,569)
Common stock repurchased	(1,373)	—	(49,339)	(686)	—	(50,025)
Common stock issued from treasury stock	707	—	19,893	353	—	20,246
Non-cash share-based compensation	—	—	9,188	—	—	9,188
Excess tax benefits from share-based awards	—	—	1,654	—	—	1,654

Balance at December 31, 2012	26,624	$16,169	$156,530	$(2,857)	$(16,433)	$153,409

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2012, 2011, and 2010

(in thousands)

Cash flows from operating activities	2012	2011	2010
Net income	$56,931	$53,291	$44,478
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	28,310	28,542	26,686
Amortization of other intangible assets	2,424	1,713	822
Loss on asset disposals and impairments of property and equipment	3,014	2,123	3,011
Loss due to retirement plan settlements	—	—	1,222
Loss on impairment of investment	—	3,477	—
Deferred income taxes	(2,791)	(1,707)	6,147
Equity in net income of affiliate	(7,216)	(7,255)	(7,092)
Distributions from affiliate	7,925	7,250	7,425
Bad debt expense	2,235	2,234	1,375
Non-cash share-based compensation	9,188	8,020	6,478
Changes in operating assets and liabilities
Trade accounts receivable	1,466	(4,884)	(8,576)
Prepaid expenses and other assets	1,751	4,211	70
Accounts payable	1,219	1,340	(1,959)
Accrued expense and other current liabilities	3,255	2,817	(1,465)
Deferred revenue	1,417	601	(6,669)
Other noncurrent liabilities	736	2,825	(143)

Net cash provided by operating activities	109,864	104,598	71,810

Cash flows from investing activities
Additions to property and equipment	(22,672)	(31,967)	(30,425)
License of other intangible assets	—	—	(4,500)
Purchases of equity and other investments	—	—	(1,780)
Proceeds from sale of cost investment	1,466	—	—
Payments for business acquisitions, net of cash acquired	—	(10,553)	(2,500)

Net cash used in investing activities	(21,206)	(42,520)	(39,205)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	19,793	3,775	7,560
Stock repurchases	(50,025)	—	—
Excess tax benefits realized from share-based awards	1,654	927	26
Payments for deferred financing costs	—	(998)	—
Dividends paid to stockholders	(13,296)	(10,849)	(10,667)
Change in bank overdraft payables	—	—	(3,833)
Debt borrowings	—	15,000	10,000
Debt repayments	—	(69,103)	(25,000)

Net cash used in financing activities	(41,874)	(61,248)	(21,914)

Effect of exchange rate changes on cash and cash equivalents	(30)	(40)	17

Net increase in cash and cash equivalents	46,754	790	10,708
Cash and cash equivalents at beginning of year	19,715	18,925	8,217

Cash and cash equivalents at end of year	$66,469	$19,715	$18,925

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Notes to Consolidated Financial Statements

1.    Basis of Presentation

Basis of Consolidation

The consolidated financial statements of Arbitron Inc. (“Arbitron” or the “Company”) for the year ended December 31, 2012, reflect the consolidated financial position, results of operations and cash flows of the Company and its wholly-owned subsidiaries: Arbitron Holdings Inc., Arbitron Mobile Oy, Astro West LLC, Cardinal North LLC, Ceridian Infotech (India) Private Limited, Arbitron International, LLC, and Arbitron Technology Services India Private Limited. For the year ended December 31, 2011, the consolidated financial statements reflected the results of operations and cash flows of Arbitron Mobile Oy and Cardinal North LLC incurred subsequent to the acquisition of Zokem Oy during the month ended July 31, 2011. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has one segment which meets the quantitative thresholds for being a reportable segment. Certain prior years amounts in the notes to the consolidated financial statements have been reclassified to conform to the current period’s presentation.

Description of Business

Arbitron is a leading media and marketing information services firm primarily serving radio, advertisers, advertising agencies, cable and broadcast television, retailers, out-of-home media, online media, mobile media, telecommunications providers, and print media. Our main service is:

•	estimating the size and composition of radio audiences in local markets and of audiences to network radio programming and commercials in the United States.

We also provide services in the following areas:

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

2.    Summary of Significant Accounting Policies

Revenue Recognition

Syndicated or recurring services are licensed on a contractual basis. Revenues for such services are recognized over the term of the license agreement as services are delivered. Customer billings in advance of delivery are recorded as a deferred revenue liability. Deferred revenue relates primarily to quantitative radio measurement surveys which are delivered to customers in the subsequent quarterly or monthly period. Software revenue is recognized ratably over the life of the subscription. The subscriptions allow access to the most current versions of the software, which includes all enhancements and upgrades, if any, that occur during the license term at no additional cost to the customer. The Company prices each service separately. Customers are not required to license one or more of the services. Sales tax charged to customers is presented on a net basis within the consolidated income statement and excluded from revenues.

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

Development costs of software to be sold, leased or otherwise marketed are subject to capitalization beginning when the software’s technological feasibility has been established and ending when the software is available for general release to customers. To date, the Company’s software has been released to customers at substantially the same time technological feasibility has been established. Costs incurred subsequent to the achievement of technological feasibility are not significant and therefore no development costs have been capitalized.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized. Goodwill and intangible assets not subject to amortization are tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. The Company performs its annual impairment test at the reporting unit level as of January 1st for each fiscal year. Current Financial Accounting Standards Board (“FASB”) guidance provides entities with the option to perform a qualitative assessment prior to calculating the estimated fair value of a reporting unit, the first step of the required annual goodwill impairment test. Entities able to qualitatively conclude that the fair value of a reporting unit more likely than not (a likelihood of more than 50%) exceeds its carrying amount can bypass the existing requirement to perform the quantitative annual impairment test. The Company also has the option to perform the two-step quantitative test without performing the qualitative test in any given reporting period. An impairment loss is recognized to the extent that the two-step test indicates that the carrying amount of the asset exceeds its fair value. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and are regularly reviewed for impairment.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and effective with the date classified as held for sale, are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale, as well as the results of operations and cash flows of the disposal group, if any, are presented separately in the appropriate sections of the consolidated financial statements for all periods presented.

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

Net Income per Weighted Average Common Share

The computations of basic and diluted net income per weighted-average common share for 2012, 2011, and 2010 are based on the Company’s weighted-average shares of common stock and potentially dilutive securities outstanding. Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes the proceeds from the exercise of all stock options are used to repurchase the Company’s common stock at the average market price for the period. As of December 31, 2012, 2011, and 2010, there were stock options to purchase 1,603,334 shares, 2,043,774 shares, and 2,020,767 shares of the Company’s common stock outstanding, respectively, of which stock options to purchase 874,298 shares, 1,116,106 shares, and 1,179,840 shares of the Company’s common stock, respectively, were excluded from the computation of the diluted net income per weighted-average common share, either because the stock options’ exercise prices were greater than the average market price of the Company’s common shares or assumed repurchases from proceeds from the stock options’ exercise were antidilutive.

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

Advertising Expense

The Company recognizes advertising expense the first time advertising takes place. Advertising expense for the years ended December 31, 2012, 2011 and 2010, was $1.0 million, $1.4 million, and $1.0 million, respectively.

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

New Accounting Pronouncements

Testing Other Intangibles for Impairment. In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2012-02, Intangibles — Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), to allow entities to use a qualitative approach to test indefinite-lived assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to calculate the fair value of the intangible asset and perform the quantitative impairment test. Otherwise, the entity need not perform the quantitative impairment test. ASU 2012-02 is effective for the Company beginning with interim and annual periods ended during 2013. The Company does not expect that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

Comprehensive Income Presentation. In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), to require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for the Company beginning with interim and annual periods ended during 2013. The Company does not expect that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

3.    Pending Merger with Nielsen

On December 17, 2012, we entered into an Agreement and Plan of Merger, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of January 25, 2013, with Nielsen and TNC Sub I Corporation, a Delaware corporation and an indirect wholly owned subsidiary of Nielsen (“Merger Sub”), pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with and into us (the “Merger”) with Arbitron Inc. surviving as an indirect wholly-owned subsidiary of Nielsen. The proposed Merger has been approved by the boards of both companies and is subject to customary closing conditions, including a regulatory review and approval by Arbitron’s stockholders. The Company recognized $5.2 million in selling, general, and administrative expense for consulting and legal services received in association with the Merger during the fourth quarter ended December 31, 2012. The Company’s net of tax impact to net income for the year ended December 31, 2012, of these Merger costs was $4.9 million.

4.    Equity and Other Investments

The Company’s equity and other investments consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Equity investment	$12,501	$13,210
Cost investment	—	1,703

Equity and other investments	$12,501	$14,913

Equity investment. The Company’s 49.5% investment in Scarborough Research (“Scarborough”), a Delaware general partnership, is accounted for using the equity method of accounting. Under the Scarborough partnership agreement, the Company has the exclusive right to license Scarborough’s services to radio broadcasters, cable companies, out-of-home media, and advertisers and advertising agencies. The Company pays a royalty fee to Scarborough based on a percentage of revenues. Royalties of $29.2 million, $26.2 million, and $26.2 million for 2012, 2011, and 2010, respectively, are included in cost of revenue in the Company’s consolidated statements of income. Accrued royalties due to Scarborough as of December 31, 2012, and 2011, of $5.3 million and $5.1 million, respectively, are recorded in accrued expenses and other current liabilities in the consolidated balance sheets.

Scarborough’s revenue was $67.5 million, $65.7 million, and $64.3 million in 2012, 2011 and 2010, respectively. Scarborough’s net income was $15.2 million, $14.5 million, and $14.2 million, respectively in the same periods. Scarborough’s total assets and liabilities as of December 31, 2012, were $26.0 million and $4.6 million, respectively, and $25.0 million and $2.9 million, as of December 31, 2011, respectively.

Cost investment. During the month ended July 31, 2012, the Company sold its $1.7 million preferred stock investment in TRA Global, Inc. (“TRA”). Prior to the sale, the TRA investment was accounted for using the cost method of accounting. The proceeds from the sale were approximately equal to the investment’s carrying value. Cash proceeds received from the sale amounted to approximately $1.5 million as of December 31, 2012, with an additional $0.2 million deposited in escrow. The escrow funds will be released to the Company in January 2014, less any claims pending against the escrow account. The escrow fund deposit is recorded on the Company’s balance sheet as a portion of the Company’s non-current assets. During the fourth quarter ended December 31, 2011, the Company determined that the fair value of its investment in TRA fell below its carrying value and the Company recorded a $3.5 million impairment charge. The following table shows the investment activity for each of the Company’s affiliates during 2012, 2011, and 2010.

Summary of Investment Activity in Affiliates (in thousands)

	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010
	Scarborough	TRA	Total	Scarborough	TRA	Total	Scarborough	TRA	Total
Beginning balance	$13,210	$1,703	$14,913	$13,205	$5,180	$18,385	$13,538	$3,400	$16,938
Equity in net income	7,216	—	7,216	7,255	—	7,255	7,092	—	7,092
Impairment loss	—	—	—	—	(3,477)	(3,477)	—	—	—
Distributions from investee	(7,925)	—	(7,925)	(7,250)	—	(7,250)	(7,425)	—	(7,425)
Proceeds from sale of investment	—	(1,466)	(1,466)	—	—	—	—	—	—
Receivable from sale of investment	—	(214)	(214)	—	—	—	—	—	—
Loss on sale of investment	—	(23)	(23)	—	—	—	—	—	—
Cash investments	—	—	—	—	—	—	—	1,780	1,780

Ending balance	$12,501	$—	$12,501	$13,210	$1,703	$14,913	$13,205	$5,180	$18,385

5.    Property and Equipment

Property and equipment as of December 31, 2012, and 2011 consisted of the following (in thousands):

	2012	2011
Purchased and internally developed software	$83,239	$73,561
Portable People Meter equipment	45,570	49,601
Computer equipment	23,793	21,776
Leasehold improvements	18,780	17,833
Machinery, furniture and fixtures	9,218	8,598

	180,600	171,369
Accumulated depreciation and amortization	(118,931)	(100,718)

Property and equipment, net	$61,669	$70,651

	For the Years Ended December 31,
Additional Information	2012	2011	2010
Depreciation and Amortization of Property and Equipment:
Cost of revenue	$25,332	$26,319	$24,778
Selling, general, and administrative	2,634	1,748	1,628
Research and development	344	475	280

Total depreciation and amortization expense	$28,310	$28,542	$26,686

Impairment charges associated with property and equipment and recognized in selling, general, and administrative expense	$909	$162	$628
Loss on asset disposals	$2,082	$1,961	$2,383
Interest capitalized during the year	$—	$39	$34

6.    Goodwill and Other Intangible Assets

Goodwill. Goodwill is measured for impairment annually as of January 1 at the reporting unit level. A valuation is also performed when conditions arise that management determines could potentially trigger an impairment. As of January 1, 2012, the Company had two reporting units, including the Arbitron reporting unit to which all of the Company’s goodwill has been allocated, except for the goodwill associated with the Zokem Oy acquisition in 2011. The goodwill associated with this acquisition is allocated to the Company’s Arbitron Mobile reporting unit.

The Company performed a qualitative assessment to determine if the goodwill was impaired. After assessing the totality of events or circumstances for the Arbitron reporting unit, the Company determined that it is not more likely than not that the fair value of the Arbitron reporting unit was less than its carrying amount. Therefore, for the fiscal year ended December 31, 2012, no impairment exists for the Arbitron reporting unit. For the Arbitron Mobile reporting unit, revenues and earnings were lower than forecasted for 2012. As a result, during the fourth quarter of 2012, step one of the quantitative two-step goodwill impairment test was performed. For impairment evaluation purposes, the Company’s estimate of the fair value of the Arbitron Mobile reporting unit was estimated using a model of discounted projected cash flow earnings for the next five years. The Company determined that the estimated fair value of the Arbitron Mobile reporting unit exceeded its carrying value, and therefore, for the fiscal year ended December 31, 2012, no impairment exists for the Arbitron Mobile reporting unit.

The following table presents additional information regarding the Company’s goodwill (in thousands):

	2012	2011
Balance at January 1,	$45,430	$38,895
Zokem Oy addition	—	7,132
Translation effect	110	(597)

Balance at December 31,	$45,540	$45,430

Acquisitions. No acquisitions were consummated during 2012. On July 28, 2011, a wholly-owned subsidiary of the Company acquired Zokem Oy, which is now be consolidated as Arbitron Mobile. The purchase price was $10.6 million in cash plus a contingent consideration arrangement with an estimated fair value of approximately $0.9 million as of the acquisition date. The contingent consideration arrangement provides for possible additional cash payments to be made by the Company to the former Zokem shareholders through 2015 of up to $12.0 million, which are contingent upon Arbitron Mobile reaching certain financial performance targets in the future. The acquisition date fair value estimate was determined by applying the income approach method. The key assumptions used in the fair value valuation included a probability-weighted range of performance targets for the four-year measurement period of 2012 through 2015 and an adjusted discount rate. The Company periodically reassesses the fair value of the contingent consideration. The Company’s fair value estimate of the contingent consideration was decreased from $1.0 million at December 31, 2011, to $0.6 million at December 31, 2012, due to a decrease in forecasted revenues and earnings during the measurement period. The contingent consideration is recorded in other noncurrent liabilities on the Company’s consolidated balance sheet as of December 31, 2012. The other intangible assets acquired are being amortized over a weighted average life of 5 years. The amount of Arbitron Mobile acquisition-related costs incurred and charged to selling, general and administrative expense during 2011 was $0.7 million.

Other intangible assets. Other intangible assets are being amortized to expense over their estimated useful lives. Amortization expense for other intangible assets was $2.4 million, $1.7 million, and $0.8 million for the years ended December 31, 2012, 2011, and 2010, respectively. As of December 31, 2012, and 2011, the Company had no intangible assets with indefinite useful lives.

The following table presents additional information regarding the Company’s other intangible assets (in thousands):

	December 31, 2012
	Acquired software and trademarks	Patent licenses	Non- compete covenant	Customer lists	Total
Gross balance	$6,517	$4,500	$499	$2,247	$13,763
Accumulated Amortization	(2,258)	(1,773)	(356)	(1,199)	(5,586)

Net	$4,259	$2,727	$143	$1,048	$8,177

	December 31, 2011
	Acquired software and trademarks	Patent licenses	Non- compete covenant	Customer lists	Total
Gross balance	$6,425	$4,500	$489	$2,230	$13,644
Accumulated Amortization	(947)	(1,130)	(104)	(937)	(3,118)

Net	$5,478	$3,370	$385	$1,293	$10,526

Future amortization expense for other intangible assets is estimated to be as follows:

Amount
2013	$2,358
2014	$2,215
2015	$1,983
2016	$1,281
2017	$275
Thereafter	$65

7.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2012, and 2011, consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Survey incentives and prepaid postage	$2,053	$1,770
Prepaid income taxes	1,308	1,984
Stock option proceeds receivable	757	4
Insurance recovery receivables	329	993
Other	2,069	2,390

Prepaid expenses and other current assets	$6,516	$7,141

Insurance recovery receivables. During 2008, the Company became involved in two securities-law civil actions and a governmental interaction primarily related to the commercialization of the Company’s PPM service. The management of the Company believes a majority of the legal fees and costs associated with this litigation are covered by the Company’s Directors and Officers insurance policy and therefore has recognized an insurance recovery receivable. On February 3, 2012, as a result of a mediation process overseen by an independent mediator, the Company and its insurers agreed to settle the class action for $7.0 million, which was funded by insurance. From 2008 until 2012, the Company had incurred approximately $12.9 million in legal fees and costs in defense of its positions related thereto, and the Company had received $10.0 million in insurance reimbursements related to these legal actions. For additional information regarding the Company’s legal matters, see the discussion in “Item 3. Legal Proceedings.”

For 2012, 2011, and 2010, the Company incurred approximately $0.8 million, $2.4 million, and $0.9 million, respectively, in related legal fees, which were recognized as increases to selling, general, and administrative expense. These legal fees were offset by $1.1 million, $2.4 million and $0.9 million, including both estimated and paid insurance recoveries, which were recognized as reductions to selling, general and administrative expense during 2012, 2011, and 2010, respectively.

During 2012, the Company incurred business interruption losses as a result of Hurricane Sandy, which reduced our revenue by $0.3 million for 2012. This lost revenue was partially offset by approximately $0.3 million in estimated insurance recoveries, recognized as reductions to selling, general, and administrative expense during 2012.

8.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2012, and 2011, consisted of the following (in thousands):

	2012	2011
Employee compensation and benefits	$26,253	$20,585
Royalties due to Scarborough	5,298	5,061
Dividend payable	—	2,727
Other	2,328	3,903

	$33,879	$32,276

9.    Debt

On November 21, 2011, the Company entered into a new agreement with a consortium of lenders to provide up to $150.0 million of financing to the Company through a five-year, unsecured revolving credit facility (the “Credit Facility”) expiring on November 21, 2016. The agreement contains an expansion feature to increase the total financing available under the Credit Facility by up to $75.0 million to an aggregate of $225.0 million. Such increased financing would be provided by one or more existing Credit Facility lending institutions, subject to the approval of the lending banks, and/or in combination with one or more new lending institutions, subject to the approval of the Credit Facility’s administrative agent. The Credit Facility includes a $20.0 million maximum letter of credit commitment. As of December 31, 2012, the Company had outstanding letters of credit of $0.2 million.

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

Interest paid in 2012, 2011, and 2010, was $0.4 million, $0.5 million, and $0.9 million, respectively. No interest was capitalized during 2012. Interest capitalized was less than $0.1 million for each of 2011 and 2010. Non-cash amortization of deferred financing costs classified as interest expense was $0.2 million, $0.1 million, and $0.1 million in 2012, 2011, and 2010, respectively. As of December 31, 2012, there were no outstanding borrowings under the Credit Facility.

The Credit Facility contains certain financial covenants, and limits, among other things, the Company’s ability to sell certain assets, incur additional indebtedness, and grant or incur liens on its assets. The material debt covenants under the Company’s Credit Facility include both a maximum leverage ratio (“leverage ratio”) and a minimum interest coverage ratio (“interest coverage ratio”). The leverage ratio is a non-GAAP financial measure equal to the amount of the Company’s consolidated total indebtedness, as defined in the Credit Facility, divided by a contractually defined adjusted Earnings Before Interest, Taxes, Depreciation and Amortization and non-cash compensation (“Consolidated EBITDA”) for the trailing four-quarter period. The interest coverage ratio is a non-GAAP financial measure equal to the same contractually defined Consolidated EBITDA divided by total interest expense. Both ratios are designed as measures of the Company’s ability to meet current and future obligations. As of December 31, 2012, based upon these financial covenants, there was no default or limit on the Company’s ability to borrow the unused portion of the Credit Facility.

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

Under the terms of the Credit Facility, all of the Company’s material domestic subsidiaries, if any, guarantee the commitment. As of December 31, 2012, the Company had no material domestic subsidiaries as defined by the terms of the Credit Facility. As of December 31, 2012, the Company was in compliance with the terms of its Credit Facility.

10.    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of December 31, 2012, and 2011, were as follows (in thousands):

	2012	2011
Foreign currency translation adjustment	$(2,238)	$(2,148)
Retirement plan liabilities, net of tax	(14,195)	(13,453)

Accumulated other comprehensive loss	$(16,433)	$(15,601)

11.    Commitments and Contingencies

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

A summary of rental expense for the three years ended December 31, 2012, 2011, and 2010, is presented below, as well as the future minimum lease commitments under noncancelable operating leases having an initial term of more than one year (in thousands):

Summary of rental expense	2012	2011	2010
Minimum rentals	$8,160	$8,914	$9,088
Less: Sublease rentals	(1,100)	(868)	(938)

Rental expense	$7,060	$8,046	$8,150

Summary of future lease commitments
2013	7,179
2014	6,469
2015	5,275
2016	5,003
2017	4,831
Thereafter	8,491

Minimum payments required (a)	$37,248

(a)	Minimum payments have not been reduced by sublease rentals of $1,919 due in the future under noncancelable subleases.

Legal Matters

The Company is involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. Legal costs for services rendered in the course of these proceedings are charged to expense as they are incurred. The Company is involved in a number of governmental interactions primarily related to the commercialization of our PPM service. There was no liability for contingencies recorded on the balance sheet as of December 31, 2012. A contingent loss liability in the amount of $0.4 million for a claim was recorded in accrued expenses and other current liabilities on the Company’s consolidated balance sheet as of December 31, 2011. A $0.4 million settlement was paid by the Company during the first quarter ended March 31, 2012 related to this claim.

12.    Income Taxes

The provision for income taxes is based on income recognized for consolidated financial statement purposes and includes the effects of permanent and temporary differences between such income and income recognized for income tax return purposes. As a result of the reverse spin-off from Ceridian, deferred tax assets consisting of net operating loss (“NOL”) and credit carryforwards were transferred from Ceridian to the Company, along with temporary differences related to the Company’s business. The NOL carryforwards will expire in various amounts from 2013 to 2029. Arbitron Mobile also incurred losses in 2011 available for U.S. carryforward subject to the separate return limitation year rules.

The components of income before income tax expense and a reconciliation of the statutory federal income tax rate to the income tax rate on income before income tax expense for the years ended December 31, 2012, 2011, and 2010 are as follows (dollars in thousands):

	2012	2011	2010
Income (loss) before income tax expense:
U.S.	$99,652	$89,188	$70,657
International	(4,705)	(841)	1,115

Total	$94,947	$88,347	$71,772

Income tax expense (benefit):
Current:
U.S.	$35,768	$32,871	$18,706
State, local and foreign	5,039	3,892	2,441

Total	40,807	36,763	21,147

Deferred:
U.S.	(3,925)	(3,783)	3,700
State, local and foreign	1,134	2,076	2,447

Total	(2,791)	(1,707)	6,147

	$38,016	$35,056	$27,294

U.S. statutory rate	35.0%	35.0%	35.0%

Income tax expense at U.S. statutory rate	$33,231	$30,921	$25,120
State income taxes, net of federal benefit	4,101	3,452	2,834
Meals and entertainment	234	198	187
Change in valuation allowance for foreign tax credit and capital loss	(340)	1,099	(169)
Nondeductible capitalized acquisition costs	1,491	—	—
Domestic production activities deduction	(568)	(525)	(508)
Other	(133)	(89)	(170)

Income tax expense	$38,016	$35,056	$27,294

Effective tax rate	40.0%	39.7%	38.0%

Income tax expense. The effective tax rate was 40.0% in 2012, which was impacted by $5.2 million of 2012 Merger costs associated with the Nielsen transaction, of which $4.3 million was non-deductible for tax purposes. The effective tax rate was 39.7% in 2011, which was impacted primarily by a $0.8 million U.S. deferred tax asset valuation allowance arising from the net operating loss incurred by Arbitron Mobile during 2011.

The Company’s Indian operations are conducted in a Special Economic Zone (SEZ) providing for a reduction of tax rates on certain classes of income when certain conditions are met. The Company was in compliance with these conditions as of December 31, 2012. Beginning April of 2011, the Company became subject to a Minimum Alternate Tax in India due to a change in legislation affecting all SEZ operating companies. The earnings from our foreign operations in India are subject to a tax holiday which partially expires in fiscal year 2013. A deferred tax liability was recognized for the cumulative undistributed earnings which the Company does not expect to permanently reinvest outside of the U.S. Therefore, the Company’s reduction of tax expense due to the tax holiday in India was immaterial during fiscal years 2012, 2011 and 2010.

The following table summarizes the activity related to the Company’s unrecognized tax benefits as of December 31, 2012, and 2011 (in thousands):

	2012	2011
Balance at January 1	$1,300	$1,896
Increases related to current year tax positions	64	107
Increases (decreases) related to prior years’ tax positions	373	(537)
Decreases related to settlements with taxing authorities	(135)	—
Expiration of the statute of limitations for the assessment of taxes	(264)	(166)

Balance at December 31	$1,338	$1,300

During 2012, certain liabilities for tax contingencies related to prior periods were recognized. Certain other liabilities were reversed due to the settlement and completion of income tax audits and returns and the expiration of audit statutes during the year. The Company’s net unrecognized tax benefits for these changes and other items was less than $0.1 million with the balance remaining at $1.3 million as of December 31, 2012. If recognized, the $1.3 million of unrecognized tax benefits would reduce the Company’s effective tax rate in future periods.

The Company accrues potential interest and penalties and recognizes as income tax expense where, under relevant tax law, interest and penalties would be assessed if the uncertain tax position ultimately were not sustained. The Company has recorded a liability for potential interest and penalties of $0.2 million as of December 31, 2012.

Management determined it is reasonably possible that certain unrecognized tax benefits as of December 31, 2012, will decrease during the subsequent 12 months due to the expiration of statutes of federal and state limitations and due to the settlement of certain state audit examinations. The estimated decrease in these unrecognized federal tax benefits and the estimated decrease in unrecognized tax benefits from various states are both immaterial.

The Company files numerous income tax returns, primarily in the United States, including federal, state, and local jurisdictions, and certain foreign jurisdictions. Tax years ended December 31, 2010 through December 31, 2011, remain open for assessment by the Internal Revenue Service. Generally, the Company is not subject to state, local, or foreign examination for years prior to 2007. However, tax years 1992 through 2006 remain open for assessment for certain state taxing jurisdictions where NOL carryforwards were utilized on income tax returns for such states since 2007.

Temporary differences and the resulting net deferred income tax assets as of December 31, 2012, and 2011, were as follows (in thousands):

	2012	2011
Deferred tax assets
Current deferred tax assets
Accruals	$5,513	$5,084
Net operating loss carryforwards	—	1,314

	5,513	6,398
Noncurrent deferred tax assets
Benefit plans	$10,862	$11,237
Accruals	3,258	2,372
Net operating loss carryforwards	760	760
Share-based compensation	8,814	7,573
Partnership interest	1,785	1,851
Investment impairment	1,361	1,355
Other	1,590	1,316

	28,430	26,464
Less valuation allowance	(922)	(1,262)

Total deferred tax assets	33,021	31,600
Deferred tax liabilities
Noncurrent deferred tax liabilities
Basis differences in intangible assets and property and equipment	$(21,435)	$(22,860)
Benefit plans	(1,467)	(2,476)
Other	(2,222)	(1,168)

Total deferred tax liabilities	(25,124)	(26,504)

Net deferred tax assets	$7,897	$5,096

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which the temporary differences become deductible and before tax credits or NOL carryforwards expire. Management considered the historical results of the Company during the previous three years and projected future U.S. and foreign taxable income and determined that a valuation allowance of $0.9 million and $1.3 million was required as of December 31, 2012 and 2011, respectively, for NOLs, specific capital losses and foreign tax credit carryforwards.

Income taxes paid in 2012, 2011, and 2010 were $38.3 million, $31.7 million, and $24.9 million, respectively.

13.    Retirement Plans

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

For purposes of measuring the Company’s benefit obligation as of December 31, 2012, and 2011, a discount rate of 3.87% and 4.41%, respectively, was used. These discount rates were chosen using an analysis of the AonHewitt Bond Universe yield curve that reflects the plan’s projected cash flows. The fair value of plan assets increased by $4.3 million as of December 31, 2012, as compared to December 31, 2011, as investment gains and employer contributions exceeded benefits paid during the year. The plan’s projected benefit obligation increased by a net amount of $5.6 million, due primarily to the use of a lower discount rate as of December 31, 2012. The Company’s projected benefit obligations exceeded plan assets by $17.1 million and $15.8 million as of December 31, 2012, and 2011, respectively. Pension cost, excluding any pension settlement charges incurred during the year, was $2.6 million, $1.9 million and $1.5 million for 2012, 2011, and 2010, respectively.

The Company’s projected benefit obligation was estimated using an expected long-term rate of return on assets of 7.0%. The Company employs a total return investment approach whereby a mix of equities and fixed income investments is used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The Company’s investment strategy is to diversify assets so that adverse results from one asset or asset class will not have an unduly detrimental effect on the entire portfolio. Diversification includes by type, by characteristic, and by number of investments, as well as by investment style of management organization.

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

Collective investment funds: Investments in collective investment funds are valued at the last reported transaction price per unit.

The fair values of the Company’s pension plan assets at December 31, 2012, and 2011, by asset category are as follows (in thousands):

	As of December 31, 2012
	Total Fair Value	Quoted prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Asset Category
Collective investment funds
Fixed income (a)	$12,582	$—	$12,582	$—
U.S. equity growth	8,014	—	8,014	—
U.S. equity value	8,005	—	8,005	—
Foreign equity	3,145	—	3,145	—
Money market fund	1,030	1,030	—	—

Pension assets at December 31, 2012	$32,776	$1,030	$31,746	$—

(a)	As of December 31, 2012, the fixed income fund consisted of a 32% investment in asset and mortgage-backed securities, a 41% investment in U.S. treasury securities, and a 27% investment in corporate bonds.

	As of December 31, 2011
	Total Fair Value	Quoted prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Asset Category
Collective investment funds
Fixed income (b)	$11,062	$—	$11,062	$—
U.S. equity growth	6,945	—	6,945	—
U.S. equity value	6,952	—	6,952	—
Foreign equity	2,810	—	2,810	—
Money market fund	702	702	—	—

Pension assets at December 31, 2011	$28,471	$702	$27,769	$—

(b)	As of December 31, 2011, the fixed income fund consisted of a 34% investment in asset and mortgage-backed securities, a 41% investment in U.S. treasury securities, and a 25% investment in corporate bonds.

Cash held and intended to pay benefits is considered to be a residual asset in the asset mix, and therefore, compliance with the ranges and targets specified shall be calculated excluding such assets. Assets of the plan do not include securities issued by the Company. The target allocation for each asset class is 60% equity securities and 40% debt securities.

The components of net periodic cost and other comprehensive loss (income) for the years ended December 31, 2012, 2011, and 2010, are as follows (in thousands):

Net periodic cost	2012	2011	2010
Service cost of benefits	$863	$774	$731
Interest cost	1,906	1,819	1,883
Expected return on plan assets	(2,036)	(2,051)	(2,118)
Amortization of net actuarial loss	1,885	1,370	1,052

Total	$2,618	$1,912	$1,548

Other changes in plan assets and projected benefit obligation recognized in other comprehensive loss (income)
Net actuarial loss arising this year	3,035	7,449	281
Net actuarial loss amortized this year	(1,885)	(1,370)	(1,052)

Recognized in other comprehensive loss (income)	1,150	6,079	(771)

Recognized in net periodic pension cost and other comprehensive loss (income)	$3,768	$7,991	$777

The Company’s estimate for contributions to be paid in 2013 is $2.0 million. The expected benefit payments are as follows (in thousands):

2013	$2,589
2014	$2,464
2015	$2,296
2016	$3,088
2017	$2,551
2018 - 2021	$15,552

The accumulated benefit obligation for the defined benefit pension plan was $45.7 million and $40.3 million as of December 31, 2012, and 2011, respectively.

The funded status of the plan as of the measurement dates of December 31, 2012, and 2011, and the change in funded status for the measurement periods ended December 31, 2012, and 2011, are shown in the accompanying table for the Company’s pension plan, along with the assumptions used in the calculations (dollars in thousands):

	Pension Plan
	2012	2011
Change in projected benefit obligation
At beginning of year	$44,246	$36,690
Service cost	863	774
Interest cost	1,906	1,819
Plan participants’ contributions	245	238
Actuarial loss	4,275	6,122
Benefits paid	(1,647)	(1,397)

At end of year	$49,888	$44,246

Change in fair value of plan assets
At beginning of year	$28,471	$26,858
Actual return on plan assets	3,276	724
Employer contribution	2,431	2,048
Plan participants’ contributions	245	238
Benefits paid	(1,647)	(1,397)

At end of year	$32,776	$28,471

Funded status — net pension liability at year end	$(17,112)	$(15,775)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$20,894	$19,744
Estimated amounts of accumulated other comprehensive loss to be recognized as net periodic cost during the subsequent year
Net actuarial loss	$2,256	$1,885
Weighted-average assumptions
Discount rate — components of cost	4.41%	5.09%
Discount rate — benefit obligations	3.87%	4.41%
Expected return on plan assets	7.00%	8.00%
Rate of compensation increase	N/A	N/A

Supplemental Retirement Benefits

During the years ended December 31, 2012, 2011, and 2010, the Company sponsored the Benefit Equalization Plan (“BEP”), the purpose of which is to ensure that pension plan participants will not be deprived of benefits otherwise payable under the pension plan but for the operation of the provisions of Internal Revenue Code sections 415 and 401. The accumulated benefit obligation for the BEP as of December 31, 2012, and 2011, was $3.7 million and $3.3 million, respectively. As of December 31, 2012, and 2011, prepaid pension cost related to the BEP of $0.1 million and $0.3 million, respectively, was held in a benefit protection trust and included in other noncurrent assets in the consolidated balance sheets.

The Company’s estimate for contributions to be paid for the BEP in 2013 is $0.2 million. The expected benefit payments for the BEP are as follows (in thousands):

2013	$164
2014	$165
2015	$196
2016	$197
2017	$222
2018 – 2021	$1,147

The BEP is a nonqualified, unfunded supplemental retirement plan. The components of the BEP net periodic cost and other comprehensive (income) loss for the years ended December 31, 2012, 2011, and 2010 are as follows (in thousands):

Net periodic cost	2012	2011	2010
Service cost of benefits	$29	$20	$16
Interest cost	160	159	192
Amortization of net actuarial loss	192	153	148
Amortization of prior service credit	—	—	—

Total	$381	$332	$356

Other changes in plan assets and projected benefit obligation recognized in other comprehensive loss (income)
Net actuarial loss arising this year	$385	$464	$493
Net actuarial loss amortized this year	(192)	(153)	(148)
Actuarial loss due to settlement	—	—	(1,222)

	$193	$311	$(877)

Recognized in net periodic cost and other comprehensive loss (income)	$574	$643	$(521)

In accordance with our retirement plan provisions, participants may elect, at their option, to receive their retirement benefits either in a lump sum payment or an annuity. If the lump sum distributions paid during the plan year exceed the total of the service cost and interest cost for the plan year, any unrecognized gain or loss in the plan should be recognized for the pro rata portion equal to the percentage reduction of the projected benefit obligation. No settlement charges were incurred or recognized during 2012 and 2011. During 2010, a $1.2 million settlement was incurred and recognized in selling, general, and administrative expense on the Company’s consolidated income statement.

The funded status and the change in funded status for the measurement periods ended December 31, 2012, and 2011 are shown in the accompanying table for the Company’s BEP, along with the assumptions used in the calculations (dollars in thousands):

		BEP
	2012		2011
Change in projected benefit obligation
At beginning of year	$3,700		$3,204
Service cost	29		20
Interest cost	160		159
Plan participants’ contributions	20		11
Actuarial loss	385		464
Benefits paid	(158)		(158)

At end of year	$4,136		$3,700

Change in fair value of plan assets
At beginning of year	—		—
Actual return on plan assets	—		—
Employer contribution	138		147
Plan participants’ contributions	20		11
Benefits paid	(158)		(158)

At end of year	$—		$—

Funded status — net liability at year end	$4,136		$3,700

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$2,056		$1,863

Estimated amounts of accumulated other comprehensive loss to be recognized as net periodic cost during the subsequent year
Net actuarial loss	$227		$192

Weighted-average assumptions
Discount rate
Components of cost	4.41%		5.09%
Benefit obligations	3.87%		4.41%
Expected return on plan assets	N/A		N/A
Rate of compensation increase	N/A		N/A

Postretirement Benefits

The Company provides health care benefits for eligible retired employees who participate in the pension plan and were hired before January 1, 1992. These postretirement benefits are provided by several health care plans in the United States for both pre-age 65 retirees and certain grandfathered post-age 65 retirees. Employer contributions to these plans differ for various groups of retirees and future retirees. Employees hired before January 1, 1992 and retiring after that date may enroll in plans for which a Company subsidy is provided through age 64. As of December 31, 2012, and 2011, the Company’s discount rate on its actuarially determined benefit obligations was 3.26% and 3.91%, respectively. The discount rates for 2012 and 2011 were chosen using an analysis of the Hewitt Bond Universe yield curve that reflects the plan’s projected cash flows.

The Company’s postretirement benefit liability was $1.8 million and $1.9 million as of December 31, 2012, and 2011, respectively. The Company’s postretirement benefit expense was $0.1 million for each of the years ended December 31, 2012 and 2011, and $0.2 million for the year ended December 31, 2010. The postretirement plan is unfunded.

The Company expects to pay $0.1 million in contributions in 2013. The expected benefit payments are as follows (in thousands):

2013	$107
2014	$128
2015	$140
2016	$127
2017	$127
2018-2021	$780

The components of net periodic postretirement plan cost and other comprehensive loss (income) for the years ended December 31, 2012, 2011, and 2010, are as follows (in thousands):

	2012	2011	2010
Net periodic cost
Service cost of benefits	$37	$38	$38
Interest cost	72	81	89
Amortization of net actuarial loss	21	28	36

Total	$130	$147	$163

Other changes in plan assets and projected benefit obligation recognized in other comprehensive loss (income)
Net actuarial gain arising this year	$(98)	$(35)	$(79)
Net actuarial loss amortized this year	(21)	(28)	(36)

Recognized in other comprehensive loss (income)	$(119)	$(63)	$(115)

Recognized in net periodic cost and other comprehensive loss	$11	$84	$48

The accompanying table presents the balances of and changes in the postretirement benefit obligation as of the measurement dates of December 31, 2012, and 2011 (dollars in thousands):

	Postretirement Plan
	2012	2011
Change in projected benefit obligation
At beginning of year	$1,907	$1,837
Service cost	37	38
Interest cost	72	81
Plan participants’ contributions	52	55
Actuarial gain	(98)	(35)
Benefits paid	(128)	(69)

At end of year	$1,842	$1,907

Change in fair value of plan assets
At beginning of year	$—	$—
Employer contribution	76	14
Plan participants’ contributions	52	55
Benefits paid	(128)	(69)

At end of year	$—	$—

Funded status — net liability at year end	$1,842	$1,907

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$230	$348

Estimated amounts of accumulated other comprehensive loss to be recognized as net periodic cost during the subsequent year
Net actuarial loss	$7	$21

Weighted-average assumptions
Discount rate
Components of cost	4.56%	4.56%
Benefit obligations	3.26%	3.91%
Expected return on plan assets	N/A	N/A
Rate of compensation increase	N/A	N/A

The assumed health care cost trend rate used in measuring the post retirement benefit obligation was 8.50% for pre-age 65 and post-age 65 in 2012, with pre-age and post-age 65 rates declining to an ultimate rate of 5.00% in 2018. A 1.0% change in this rate would change the benefit obligation by up to approximately $0.2 million and the aggregate service and interest cost by less than $0.1 million.

401(k) Plan

The Company’s employees may participate in a defined contribution plan sponsored by the Company. For the periods ended December 31, 2012 and 2011, there was no plan limitation on the percentage of eligible earnings a participant could contribute to the plan, other than those limitations set by the Internal Revenue Code.

Under the terms of the plan, the Company contributes a matching contribution of 50% up to a maximum of 3% of eligible employee compensation related to employees who are pension participants and up to a maximum of 6% of eligible employee compensation related to employees who are not pension participants. The Company may also make an additional discretionary matching contribution of up to 30% up to the maximum eligible employee compensation. The Company’s costs with respect to its contributions to the defined contribution plan were $2.8 million, $2.7 million and $2.1 million in 2012, 2011, and 2010, respectively.

14.    Share-Based Compensation

The following table sets forth information with regard to the income statement recognition of share-based compensation (in thousands):

	2012	2011	2010
Cost of revenue	$458	$592	$418
Selling, general and administrative	8,392	7,057	5,767
Research and development	338	371	293

Total share-based compensation	$9,188	$8,020	$6,478

No share-based compensation cost was capitalized during the years ended December 31, 2012, 2011, and 2010. The increase in net excess tax benefits realized for the tax deductions from stock options exercised and stock awards vesting during the year was $1.7 million, $0.9 million, and less than $0.1 million for the years ended December 31, 2012, 2011, and 2010, respectively.

The Company had one active stock incentive plan (“SIP” individually or “SIPs” collectively with other plans) from which awards of stock options, service award units and performance award units were available for grant to eligible participants during 2012, the 2008 Equity Compensation Plan, which is a stockholder-approved plan. The Company believes that such awards align the interests of its employees with those of its stockholders. Eligible recipients in the SIPs include all employees of the Company and any non-employee director, consultant and independent contractor of the Company. As of December 31, 2012, the number of shares available for future grants was 2,561,106 shares under the 2008 Equity Compensation Plan, which has an expiration date of May 25, 2020.

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

The fair value of each stock option granted during the years ended December 31, 2012, 2011, and 2010, was estimated using the assumptions noted in the following table:

Assumptions for Stock Options Granted	2012	2011	2010
Expected volatility	42.23 - 43.17%	39.64 - 41.09%	35.56 - 39.89%
Expected dividends	1.10 - 1.18%	0.90 - 1.19%	1.50 - 1.80%
Expected term (in years)	5.75 - 6.00	5.66 - 5.89	4.50 - 6.50
Risk-free rate	0.83 - 1.03%	1.24 - 2.76%	1.73 - 3.29%
Weighted-average volatility	42.71%	40.45%	37.76%
Weighted-average dividends	1.14%	1.04%	1.75%
Weighted-average term (in years)	5.86	5.86	5.43
Weighted-average risk-free rate	0.93%	1.97%	2.45%
Weighted-average grant date fair value	$12.83	$14.55	$7.33

A summary of stock option activity under the SIPs as of December 31, 2012, and changes during the year then ended, is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2011	2,043,774	$33.39
Granted	215,337	35.07
Exercised	(579,019)	33.18
Forfeited or expired	(76,758)	37.75

Outstanding at December 31, 2012	1,603,334	$33.49	5.83	$21,430,372

Vested or expected to vest at December 31, 2012	1,573,281	$33.55	5.79	$20,932,377

Exercisable at December 31, 2012	1,223,181	$33.57	4.94	$16,310,574

Compensation expense for stock options is recognized on a straight-line basis over the vesting period using the fair value of each stock option estimated as of the grant date. As of December 31, 2012, there was $2.9 million of total unrecognized compensation cost related to stock options granted under the SIPs. This aggregate unrecognized cost is expected to be recognized over a weighted-average remaining period of 2.1 years.

	(In thousands)
	2012	2011	2010
Intrinsic value of stock options exercised	$6,334	$2,269	$3,725
Cash received from stock options exercised	$19,209	$2,336	$6,076

Service and Performance Award Units

Service award units to employees. The Company granted service award units under the SIPs. These service award units (i) were issued at the fair market value of the Company’s common stock on the date of grant, (ii) generally vest in equal annual installments over four years beginning on the first anniversary date of the grant, except for the 2012 grant to the Company’s current CEO, which vests in 12 quarterly installments beginning at the end of the first quarterly period ended March 31, 2013, and (iii) for any unvested units, expire without vesting if the employee is no longer employed by the Company. For those service award units granted prior to 2010, the service award units generally provide for accelerated vesting if there is a change in control of the Company. Effective for service award units granted in 2010 and after, the service award units provide for accelerated vesting if (i) there is a change in control of the Company and (ii) the participant’s employment terminates during the 24-month period following the effective date of the change in control for one of the reasons specified in the restricted stock unit agreement.

Compensation expense for service award units is recognized on a straight-line basis over the vesting period using the fair market value of the Company’s common stock on the date of grant. As of December 31, 2012, there was $3.7 million of total unrecognized compensation cost related to service award units granted under the SIPs. This aggregate unrecognized cost for service award units is expected to be recognized over a weighted-average period of 2.9 years. The total fair value of service awards vested, using the fair value on vest date, during the years ended December 31, 2012, 2011, and 2010, was $2.1 million, $2.6 million, and $2.3 million, respectively.

Service award units to Board of Directors (“Board”). Beginning in 2012, the Board members have the right to elect to receive all or a portion of their annual 2012 compensation as Board service award units. These Board service award units (i) were issued at the fair market value of the Company’s common stock on the date of grant, and (ii) vest on the anniversary date of the grant.

Compensation expense for Board service award units is recognized on a straight-line basis over the vesting period using the fair market value of the Company’s common stock on the date of grant. As of December 31, 2012, there was $0.1 million of total unrecognized compensation cost related to unvested Board service award units. This aggregate unrecognized cost for service award units is expected to be recognized over a weighted-average period of 0.4 years.

A summary of the status of the Company’s service awards as of December 31, 2012, and changes during the year ended December 31, 2012, is presented below:

Service Award Units	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2011	127,237	$21.45
Granted	86,688	39.81
Vested	(59,475)	26.29
Cancellations	(12,351)	24.08

Nonvested at December 31, 2012	142,099	$30.40

Expected to vest at December 31, 2012	134,972	$33.42

Performance award units. The Company granted performance award units under the SIPs. These performance award units (i) were issued at the fair market value of the Company’s common stock on the date of grant, (ii) will expire without vesting if the Company’s return on invested capital (“ROIC”) for the annual performance period does not exceed 12 percent, which is an approximation of the Company’s weighted average cost of capital, (iii) will, if the Company’s ROIC exceeds 12 percent, vest in four equal annual installments beginning on the first anniversary date of the grant, and (iv) for any unvested units, expire without vesting if the recipient is no longer employed by the Company. The Company’s performance award units provide for accelerated vesting if (i) there is a change in control of the Company and (ii) the recipient’s employment terminates during the 24-month period following the effective date of the change in control for one of the reasons specified in the performance-based restricted stock unit agreement.

Compensation expense for performance award units is recognized using the fair market value of the Company’s common stock on the date of grant and on an accelerated basis. The Company recognizes expense for these performance award units under the assumption that the performance ROIC target will be achieved. If it appears probable such performance ROIC target will not be met for a particular grant, the Company will stop recognizing any further compensation cost and any previously recognized compensation cost related to that individual grant would be reversed.

As of December 31, 2012, there was $1.4 million of total unrecognized compensation cost related to performance award units granted under the SIPs. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of performance awards vested, using the fair value on vest date, during the years ended December 31, 2012, and 2011, was $1.1 million and $0.8 million, respectively. No performance award units vested during 2010.

A summary of the status of the Company’s performance awards as of December 31, 2012, and changes during the year ended December 31, 2012, is presented below:

Performance Award Units	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2011	109,521	$34.29
Granted	34,229	33.87
Vested	(32,210)	32.80
Cancellations	(4,083)	42.24

Nonvested at December 31, 2012	107,457	$34.30

Expected to vest at December 31, 2012	100,660	$34.07

Deferred Stock Units

Service DSU grant to former CEO. Prior to December 31, 2012, the Company granted service-based deferred stock unit awards (“Service DSUs”) under the SIPs to its then current CEO, whose employment with the Company ended during the first quarter of 2013. Service DSUs are issued at the fair market value of the Company’s stock on the date of grant, and generally vest annually over a four-year period on each anniversary date of the grant. The Service DSUs, if vested, will be convertible into shares of the Company’s common stock following the holder’s termination of employment. The Service DSUs provide for accelerated vesting upon termination without cause or the former CEO’s retirement as defined in his employment agreement. No Service DSUs were converted into shares of the Company’s common stock during 2012.

Compensation expense for Service DSUs is recognized on a straight-line basis over the vesting period, subject to the retirement eligibility terms defined in his employment agreement, using the fair market value of the Company’s common stock on the date of grant. As of December 31, 2012, there was no unrecognized compensation cost related to Service DSUs. The total fair value of Service DSUs vested, using the fair value on vest date, during the years ended December 31, 2012, and 2011, was $0.6 million and $0.7 million, respectively. No Service DSUs vested during 2010.

Service DSU Units Granted to former CEO	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2011	45,108	$24.94
Granted	1,181	33.87
Vested	(16,217)	25.59

Total at December 31, 2012	30,072	$24.94

Expected to vest at December 31, 2012	30,072	$24.94

Performance DSU grant to former CEO. Prior to December 31, 2012, the Company granted performance-based deferred stock unit awards (“Performance DSUs”) under the SIPs to its then current CEO, whose employment with the Company ended during the first quarter of 2013. These Performance DSUs (i) were issued at the fair market value of the Company’s common stock on the date of grant, (ii) will expire without vesting if the Company’s return on invested capital (“ROIC”) for the annual performance period does not exceed 12 percent, which is an approximation of the Company’s weighted average cost of capital, (iii) will, if the Company’s ROIC exceeds 12 percent, vest in four equal annual installments beginning on the first anniversary date of the grant, and (iv) provide for accelerated vesting upon termination without cause or the former CEO’s retirement as defined in his employment agreement. These Performance DSUs, if vested, will be convertible into shares of the Company’s common stock, subsequent to termination of employment.

Compensation expense for Performance DSUs is recognized using the fair market value of the Company’s common stock on the date of grant and on an accelerated basis. The Company recognizes expense for these Performance DSUs under the assumption that the performance target will be achieved. If it appears probable such performance ROIC target will not be met for a particular grant, the Company will stop recognizing any further compensation cost and any previously recognized compensation cost related to that individual grant would be reversed. As of December 31, 2012, there was $0.1 million of total unrecognized compensation cost related to Performance DSUs. This aggregate unrecognized cost is expected to be recognized during the month ended January 31, 2013. The total fair value of Performance DSUs vested, using the fair value on vest date, during the years ended December 31, 2012, and 2011, was $0.4 million and $0.2 million, respectively. No Performance DSUs vested during 2010.

Performance DSUs Granted to former CEO	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2011	41,375	$35.15
Granted	59,049	33.87
Vested	(11,782)	33.57

Total at December 31, 2012	88,642	$34.51

Expected to vest at December 31, 2012	88,642	$34.51

Deferred Stock Unit Awards for service on Board of Directors (“Board”). The Company issues deferred stock units to its Board of Directors (“Board DSUs”) under the SIPs. These Board DSUs (i) were issued at the fair market value of the Company’s common stock on the date of grant and (ii) if vested, will be convertible to shares of the Company’s common stock subsequent to termination of service as a director. Board DSUs granted during 2012 vest annually over a one-year period on the first anniversary date of the grant. During 2011, annual grants of Board DSUs vest annually in three equal installments over a three-year period beginning on the first anniversary date of the grant.

In addition, the Board members have the right to elect to receive all or a portion of their retainer and meeting attendance fees as Board DSUs, which vest immediately. Board DSUs are only granted to nonemployee Directors. Board DSUs also include dividend equivalent DSUs, which vest immediately upon the date of grant.

Compensation expense for Board DSUs is recognized on a straight-line basis over the vesting period using the fair market value of the Company’s common stock on the date of grant. As of December 31, 2012, there was $0.9 million of total unrecognized compensation cost related to Board DSUs granted to non-employee directors. This aggregate unrecognized cost is expected to be recognized over the weighted-average period of 1.0 year. The total fair value of share awards vested, using the fair value on vest date, during the years ended December 31, 2012, 2011, and 2010, was $0.9 million, $0.7 million, and $0.2 million, respectively.

A summary of the status of the Company’s nonvested Board DSUs as of December 31, 2012, and changes during the year ended December 31, 2012, is presented below:

Board DSUs	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2011	46,146	$34.85
Granted	25,352	36.42
Vested	(24,659)	34.69

Nonvested at December 31, 2012	46,839	$35.78

Vested at December 31, 2012	90,092	$31.39

Expected to vest at December 31, 2012	45,484	$36.85

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) under which full time employees may purchase shares from the Company at a discount to the fair market value. As of December 31, 2012, the number of shares of the Company’s common stock available for issuance under the ESPP was 289,133. The purchase price of the stock to ESPP participants is 85% of the lesser of the fair market value on either the first day or the last day of the applicable three-month offering period. Other ESPP information for the years ended December 31, 2012, 2011, and 2010 is noted in the following table (dollars in thousands):

	2012	2011	2010
Number of ESPP shares issued	44,470	42,443	56,279
Amount of proceeds received from employees	$1,337	$1,288	$1,207
Share-based compensation expense	$333	$352	$332

15.    Significant Customers and Concentration of Credit Risk

Arbitron is a leading media and marketing information services firm primarily serving radio, advertisers, advertising agencies, cable and broadcast television, retailers, out-of-home media, online media, mobile media, telecommunications providers, and print media. The Company’s quantitative radio ratings services and related software accounted for approximately 88 % of its total revenue in each of the years ended December 31, 2012, 2011, and 2010.

The Company had one customer that individually represented approximately 20%, 19%, and 20% of its annual revenue for the years ended December 31, 2012, 2011, and 2010, respectively. The Company had one customer that individually represented approximately 26% of the Company’s total accounts receivable as of December 31, 2012, and two customers that individually represented approximately 23% and 11% of the Company’s total accounts receivable as of December 31, 2011. The Company has historically experienced a high level of contract renewals.

16.    Enterprise-Wide Information

The following table sets forth the revenue for each group of services provided to our external customers for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	2012	2011	2010
Radio audience ratings services	$364,690	$341,824	$318,618
Local market consumer information services	38,816	35,173	35,187
Software applications	34,965	34,306	33,126
All other services	11,387	11,007	8,448

Total revenue	$449,858	$422,310	$395,379

The following table sets forth geographic information for the revenue earned during the years ended December 31, 2012, 2011, and 2010 (in thousands):

	2012	2011	2010
U.S.	$444,074	$416,154	$390,424
International (1)	5,784	6,156	4,955

Total revenues	$449,858	$422,310	$395,379

(1)	The revenues of the individual countries comprising these amounts are not significant.

The following table sets forth geographic information for property and equipment, net as of December 31, 2012, and 2011 (in thousands):

	2012	2011
U.S.	$59,716	$69,010
International (2)	1,953	1,641

Total property and equipment, net	$61,669	$70,651

(2)	The net property and equipment of the individual countries comprising these amounts are not significant.

17.    Stock Repurchases

On February 9, 2012, the Company’s Board of Directors authorized a program to repurchase up to $100.0 million in shares of the Company’s outstanding common stock through either periodic open-market or private transactions, in accordance with applicable insider trading and other securities laws and regulations, at then-prevailing market prices over a period of up to two years ending February 9, 2014. As of December 31, 2012, the Company had repurchased 1,372,853 shares of its outstanding common stock under this program for approximately $50.0 million.

18.    Quarterly Information (Unaudited) (dollars in thousands, except per share data):

	Three Months Ended
	March 31	June 30	September 30	December 31
2012
Revenue	$106,394	$104,407	$114,341	$124,716
Gross profit	58,946	41,202	60,501	57,273
Net income	17,807	9,963	15,787	13,374
Net income per weighted average common share
Basic	$0.65	$0.38	$0.60	$0.51
Diluted	$0.64	$0.37	$0.59	$0.50
Dividends per common share	$0.10	$0.10	$0.10	$0.10
2011
Revenue	$100,869	$95,737	$105,563	$120,141
Gross profit	55,190	34,712	56,175	55,852
Net income	16,247	7,584	15,351	14,109
Net income per weighted average common share
Basic	$0.60	$0.28	$0.56	$0.52
Diluted	$0.59	$0.27	$0.55	$0.51
Dividends per common share	$0.10	$0.10	$0.10	$0.10

Per share data are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share will not necessarily equal the total for the year. Per share data may not total due to rounding.

Arbitron Inc.

Consolidated Schedule of Valuation and Qualifying Accounts

For the Years Ended December 31, 2012, 2011, and 2010

(In thousands)

	2012	2011	2010
Allowance for doubtful trade accounts receivable:
Balance at beginning of year	$4,615	$4,708	$4,708
Additions charged to expenses	2,235	2,234	1,375
Write-offs, net of recoveries	(1,994)	(2,327)	(1,375)

Balance at end of year	$4,856	$4,615	$4,708

Deferred tax asset valuation allowance:
Balance at beginning of year	$1,262	$163	$332
Addition charged to expenses	—	1,099	—
Deferred tax assets adjusted or utilized	(340)	—	(169)

Balance at end of year	$922	$1,262	$163

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2012, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Arbitron’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based upon that assessment, our management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on these criteria.

The attestation report of KPMG LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is set forth on page 50 of this Annual Report on Form 10-K, and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION — NONE

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information related to directors, nominees for directorships, and executive officers required by this Item is included in the sections entitled “Election of Directors” and “Executive Compensation and Other Information” of the definitive proxy statement for the Annual Stockholders Meeting to be held in 2013 (the “proxy statement”), which is incorporated herein by reference and will be filed with the Securities and Exchange Commission not later than 120 days after the close of Arbitron’s fiscal year ended December 31, 2012.

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

The following table summarizes the equity compensation plans under which Arbitron’s common stock may be issued as of December 31, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,029,001	$32.48	2,561,106
Equity compensation plans not approved by security holders	129,220	$42.22	—

Total	2,158,221	$33.06	2,561,106

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

(1) Financial Statements: The following financial statements, together with the report thereon of independent auditors, are included in this Report:

•	Independent Registered Public Accounting Firm Reports

•	Consolidated Balance Sheets as of December 31, 2012 and 2011

•	Consolidated Statements of Income for the Years Ended December 31, 2012, 2011, and 2010

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011, and 2010

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2011, and 2010

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010

•	Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011, and 2010

(2)	Consolidated Financial Statement Schedule of Valuation and Qualifying Accounts

(3)	Exhibits:

			Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of December 17, 2012, among Arbitron Inc., Nielsen Holdings N.V. and TNC Sub I Corporation*	8-K	1-1969	2.1	12/18/12

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of January 25, 2013, among Arbitron Inc., Nielsen Holdings N.V. and TNC Sub I Corporation					*

3.1	Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation)	S-8	33-54379	4.01	6/30/94

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation)	10-Q	1-1969	3	8/13/96

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation)	10-Q	1-1969	3.01	8/11/99

3.4	Certificate of Amendment of the Restated Certificate of Incorporation of Arbitron Inc. (formerly known as Ceridian Corporation)	10-K	1-1969	3.4	4/02/01

3.5	Third Amended and Restated Bylaws of Arbitron Inc., effective as of November 16, 2011	8-K	1-1969	3.1	11/22/11

4.1	Specimen of Common Stock Certificate	10-K	1-1969	4.1	4/02/01

			Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.1	Arbitron Executive Investment Plan, effective as of January 1, 2001	10-K	1-1969	10.10	3/08/05

10.2	Form of Non-Qualified Stock Option Agreement	8-K	1-1969	10.1	2/23/05

10.3	Form of Non-Qualified Stock Option Agreement for Annual Non-Employee Director Stock Option Grants	8-K	1-1969	10.2	2/23/05

10.4	Form of Non-Qualified Stock Option Agreement for Initial Non-Employee Director Stock Option Grants	8-K	1-1969	10.3	2/23/05

10.5	Form of Nonqualified Stock Option Agreement for Non-Employee Director Stock Options in lieu of Fees Grants	8-K	1-1969	10.4	2/23/05

10.6	Form of Deferred Stock Unit Agreement for Non-Employee Director Stock-for-Fees Deferred Stock Unit	8-K	1-1969	10.5	2/23/05

10.7	Amended and Restated Arbitron Inc. Director Deferred Compensation Procedures	10-K	1-1969	10.18	2/27/06

10.8	1999 Stock Incentive Plan, Amended as of May 15, 2007	10-Q	1-1969	10.2	8/03/07

10.9	1999 Stock Incentive Plan Form of Restricted Stock Agreement	8-K	1-1969	10.1	2/28/06

10.10	Form of Restricted Stock Unit Agreement Granted under the 1999 Stock Incentive Plan	10-Q	1-1969	10.2	5/04/07

10.11	Form of CEO Restricted Stock Unit Grant Agreement Granted Under the 1999 Stock Incentive Plan	10-Q	1-1969	10.3	5/04/07

10.12	Form of 2008 CEO Restricted Stock Unit Agreement Granted Under the 1999 Stock Incentive Plan	10-Q	1-1969	10.2	5/06/08

10.13	Arbitron Benefit Equalization Plan, effective as of January 1, 2001	10-K	1-1969	10.20	3/08/05

10.14	Arbitron Inc. 2001 Broad Based Stock Incentive Plan	10-Q	1-1969	10.14	5/15/01

10.15	Form of 2001 Broad Based Stock Incentive Plan Performance-Based Restricted Stock Unit Agreement	10-Q	1-1969	10.3	8/5/10

10.16	Arbitron Inc. 2008 Equity Compensation Plan, amended and restated as of May 25, 2010	10-Q	1-1969	10.1	8/5/10

10.17	Form of 2008 Equity Compensation Plan Non-Statutory Stock Option Agreement	10-K	1-1969	10.25	3/02/09

10.18	Form of 2008 Equity Compensation Plan Non-Statutory Stock Option Agreement (Annual Director Grant)	10-Q	1-1969	10.1	5/07/09

10.19	Form of 2008 Equity Compensation Plan Director Deferred Stock Unit Agreement	10-Q	1-1969	10.2	5/07/09

			Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.20	Form of 2008 Equity Compensation Plan Non-Statutory Stock Option Agreement (Director Grant in Lieu of Fees)	10-Q	1-1969	10.3	5/07/09

10.21	Form of 2008 Equity Compensation Plan Non-Statutory Stock Option Agreement (Non-Executive Officers)	10-Q	1-1969	10.1	8/05/09

10.22	Form of 2008 Equity Compensation Plan Restricted Stock Unit Agreement (Executive Officers)	10-Q	1-1969	10.2	8/05/09

10.23	Form of 2008 Equity Compensation Plan Restricted Stock Unit Agreement (Non-Executive Officers)	10-Q	1-1969	10.3	8/05/09

10.24	Form of 2008 Equity Compensation Plan Director Deferred Stock Unit Agreement — Initial Grant	10-Q	1-1969	10.1	11/04/10

10.25	Form of 2008 Equity Compensation Plan Director Deferred Stock Unit Agreement — Annual Grant	10-Q	1-1969	10.2	11/04/10

10.26	Arbitron Inc. 2008 Equity Compensation Plan Form of Non-Statutory Stock Option Agreement	10-Q	1-1969	10.1	5/6/10

10.27	Arbitron Inc. 2008 Equity Compensation Plan Form of Performance-Based Restricted Stock Unit Agreement	10-Q	1-1969	10.2	5/6/10

10.28	Arbitron Inc. 2008 Equity Compensation Plan Form of Performance-Based Deferred Stock Unit Agreement for William T. Kerr	10-Q	1-1969	10.3	5/6/10

10.29	Arbitron Inc. Performance Cash Award Program	10-Q	1-1969	10.4	5/6/10

10.30	Arbitron Inc. Form of Performance Cash Award Letter	10-Q	1-1969	10.5	5/6/10

10.31	Form of Executive Retention Agreement	10-Q	1-1969	10.3	11/04/08

10.32	Arbitron Inc. Employee Stock Purchase Plan, amended and restated as of May 25, 2010	10-Q	1-1969	10.2	8/5/10

10.33	Credit Agreement dated as of November 21, 2011 by and among Arbitron Inc., JPMorgan Chase Bank, N.A. as Administrative Agent, U.S. Bank National Association and Citibank, N.A. as Co-Syndication Agents, J.P. Morgan Securities LLC as Sole Bookrunner and Sole Lead Arranger, and the Lenders party thereto	8-K	1-1969	10.1	11/22/11

10.34	Radio Station License Agreement to Receive and Use Arbitron PPM(SM) Data and Estimates, effective May 18, 2006, by and between Arbitron Inc. and CBS Radio Inc. ***	10-Q	1-1969	10.2	8/03/06

10.35	Master Station License Agreement to Receive and Use Arbitron Radio Audience Estimates, effective May 18, 2006, by and between Arbitron Inc. and CBS Radio Inc. ***	10-Q	1-1969	10.3	8/03/06

			Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.36	Master Station License Agreement to Receive and Use Arbitron Radio Audience Estimates by and between Arbitron and Clear Channel Communications, Inc., dated December 8, 2010***	10-K	1-1969	10.38	2/24/11

10.37	Radio Station License Agreement to Receive and Use Arbitron PPM(TM) Data and Estimates by and between Arbitron and Clear Channel Communications, Inc., dated December 8, 2010***	10-K	1-1969	10.39	2/24/11

10.38	Form of Deferred Stock Unit Agreement for Non-Employee Directors (Non-Employee Directors Post-2005 Stock-for-Fees Deferred Stock Unit)	10-K	1-1969	10.19	2/27/06

10.39	Form of Waiver and Amendment of Executive Retention Agreement	10-Q	1-1969	10.4	8/05/09

10.40	Executive Employment Agreement, effective as of February 11, 2010, by and between Arbitron Inc. and William T. Kerr	10-K	1-1969	10.43	3/01/10

10.41	2008 Equity Compensation Plan CEO Non-Statutory Stock-Option Agreement, entered into and effective as of February 11, 2010, by and between Arbitron Inc. and William T. Kerr	10-K	1-1969	10.44	3/01/10

10.42	2008 Equity Compensation Plan CEO Deferred Stock Unit Agreement — Initial Grant, entered into and effective as of February 11, 2010, by and between Arbitron Inc. and William T. Kerr	10-K	1-1969	10.45	3/01/10

10.43	Amended and Restated Executive Employment Agreement, effective as of February 8, 2011, by and between Arbitron Inc. and William T. Kerr	10-K	1-1969	10.48	2/24/11

10.44	Offer Letter, effective as of February 2, 2011, by and between Arbitron Inc. and Richard J. Surratt	10-K	1-1969	10.49	2/24/11

10.45	Offer Letter, effective as of October 20, 2010, by and between Arbitron Inc. and Gregg Lindner	10-K	1-1969	10.50	2/24/11

10.46	Form of 2008 Equity Compensation Plan Restricted Stock Unit Agreement (Executive and Non-Executive Officers)	10-K	1-1969	10.52	2/24/11

10.47	Updated Form of Executive Retention Agreement	10-K	1-1969	10.53	2/24/11

10.48	Form of 2008 Equity Compensation Plan Non-Statutory Stock Option Agreement (Executive and Non-Executive Officers)	10-Q	1-1969	10.1	11/3/11

10.49	Form of 2008 Equity Compensation Plan Non-Statutory Stock Option Agreement (Executive and Non-Executive Officers – 2012)	10-K	1-1969	10.49	2/24/12

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.50	Form of 2008 Equity Compensation Plan Restricted Stock Unit Agreement (Executive and Non-Executive Officers — 2012)	10-K	1-1969	10.50	2/24/12

10.51	Form of 2008 Equity Compensation Plan Performance-Based Restricted Stock Unit Agreement (Executive and Non-Executive Officers — 2012)	10-K	1-1969	10.51	2/24/12

10.52	Amended and Restated Schedule of Non-Employee Director Compensation	10-K	1-1969	10.52	2/24/12

10.53	Form of 2008 Equity Compensation Plan Director Stock Unit Agreement (2012)	10-K	1-1969	10.53	2/24/12

10.54	Amended and Restated Executive Retention Agreement, effective December 13, 2012 by and between Arbitron Inc. and Sean R. Creamer					*

10.55	Offer Letter, effective as of January 1, 2013 by and between Arbitron Inc. and Sean R. Creamer					*

10.56	Form of Arbitron Inc. 2008 Equity Compensation Plan Time-Based Restricted Stock Unit Agreement					*

10.57	Waiver and Amendment of Executive Retention Agreement, effective December 17, 2012, by and between Arbitron Inc. and Timothy T. Smith					*

10.58	Waiver and Amendment of Executive Retention Agreement, effective December 17, 2012, by and between Arbitron Inc. and Debra Delman					*

10.59	Waiver and Amendment of Executive Retention Agreement, effective December 17, 2012, by and between Arbitron Inc. and Carol Hanley					*

10.60	Waiver and Amendment of Executive Retention Agreement, effective December 17, 2012, by and between Arbitron Inc. and Gregg Lindner					*

21	Subsidiaries of Arbitron Inc.					*

23	Consent of Independent Registered Public Accounting Firm					*

24	Power of Attorney					*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a — 14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a — 14(a)					*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
101****

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets as of December 31, 2012 and 2011;

(ii) Consolidated Statements of Income for the Years Ended December 31, 2012, 2011, and 2010;

(iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011, and 2010;

(iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2011, and 2010;

(v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010;

(vi) Notes to Consolidated Financial Statements, tagged as block of text; and

	(vii) Consolidated Schedule of Valuation and Qualifying Accounts					*

*	Filed or furnished herewith.
**	Certain of the schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Arbitron Inc. hereby undertakes to furnish supplementally to the SEC copies of any omitted schedules and exhibits upon request therefor by the SEC.
***	A request for confidential treatment has been submitted with respect to this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.
****	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

ARBITRON INC.
By:	/s/ Sean R. Creamer

Sean R. Creamer
Chief Executive Officer and President

Date: February 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean R. Creamer Sean R. Creamer	Chief Executive Officer, President and Director (Principal Executive Officer)	February 25, 2013

/s/ Debra Delman Debra Delman	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 25, 2013

* Shellye L. Archambeau	Director

* David W. Devonshire	Director

* John A. Dimling	Director

* Erica Farber	Director

* Ronald G. Garriques	Director

* Philip Guarascio	Chairman and Director

* William T. Kerr	Director

* Larry E. Kittelberger	Director

* Luis B. Nogales	Director

Signature	Title	Date

* Richard A. Post	Director

* By:	/s/ Timothy T. Smith	February 25, 2013
Timothy T. Smith Attorney-in-Fact