Form 10-Q
period 2013-03-31
ARBITRON INC
filed 2013-05-07
CIK 109758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

The registrant had 26,855,351 shares of common stock, par value $0.50 per share, outstanding as of April 23, 2013.

ARBITRON INC.

Arbitron owns or has the rights to various trademarks, trade names or service marks which we use in our businesses, including the following: the Arbitron name and logo, ArbitrendsSM , RetailDirect®, RADAR®, TAPSCANTM, TAPSCAN WORLDWIDETM, LocalMotion®, Maximi$er®, Maximi$er® Plus, PD Advantage®, SmartPlus®, Arbitron Mobile™, Arbitron Mobile IndexTM, Arbitron Mobile Trends PanelsTM, Portable People MeterTM , PPM® , Arbitron PPM®, PPM 360TM, PrintPlus®, MapMAKER DirectSM, Media ProfessionalSM, Media Professional PlusSM, QUALITAPSM, Schedule-ItSM, and Zokem™.

The trademarks Windows®, MscoreTM, Audience Reaction™, Media Monitors® and Media Rating Council® referred to in this Quarterly Report on Form 10-Q are the registered trademarks of others.

We routinely post important information on our website at www.arbitron.com. Information contained on our website is not part of this quarterly report.

ARBITRON INC.

Consolidated Balance Sheets

(In thousands, except par value data)

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$83,735	$66,469
Trade accounts receivable, net of allowance for doubtful accounts of $4,782 as of March 31, 2013, and $4,856 as of December 31, 2012	60,825	59,185
Prepaid expenses and other current assets	6,286	6,516
Deferred tax assets	5,404	5,513

Total current assets	156,250	137,683
Equity and other investments	9,114	12,501
Property and equipment, net	59,631	61,669
Goodwill, net	45,364	45,540
Other intangibles, net	7,447	8,177
Noncurrent deferred tax assets	2,836	2,384
Other noncurrent assets	1,049	1,138

Total assets	$281,691	$269,092

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,267	$11,407
Accrued expenses and other current liabilities	26,479	33,879
Deferred revenue	39,966	38,497

Total current liabilities	79,712	83,783
Noncurrent liabilities	30,404	31,900

Total liabilities	110,116	115,683

Stockholders’ equity
Preferred stock, $100.00 par value, 750 shares authorized, no shares issued	—	—
Common stock, $0.50 par value, 500,000 shares authorized, 32,338 shares issued as of March 31, 2013, and December 31, 2012	16,169	16,169
Retained earnings	174,160	156,530
Common stock held in treasury, 5,533 shares as of March 31, 2013, and 5,714 shares as of December 31, 2012	(2,767)	(2,857)
Accumulated other comprehensive loss	(15,987)	(16,433)

Total stockholders’ equity	171,575	153,409

Total liabilities and stockholders’ equity	$281,691	$269,092

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue	$111,784	$106,394

Costs and expenses
Cost of revenue	49,601	47,448
Selling, general and administrative	22,498	18,003
Research and development	9,314	9,718

Total costs and expenses	81,413	75,169

Operating income	30,371	31,225
Equity in net loss of affiliate	(2,387)	(2,356)

Income before interest and income tax expense	27,984	28,869
Interest income	22	20
Interest expense	165	129

Income before income tax expense	27,841	28,760
Income tax expense	11,551	10,953

Net income	$16,290	$17,807

Income per weighted-average common share
Basic	$0.61	$0.65
Diluted	$0.60	$0.64
Weighted-average common shares used in calculations
Basic	26,686	27,246
Potentially dilutive securities	594	496

Diluted	27,280	27,742

Dividends declared per common share outstanding	$0.10	$0.10

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$16,290	$17,807
Other comprehensive income (loss)

Foreign currency translation adjustment	70	393

Retirement liabilities:
Amortization of net actuarial loss included in net periodic cost	623	527

Retirement liabilities—before tax	623	527
Income tax expense	(247)	(205)

Retirement liabilities—after tax	376	322

Other comprehensive income (loss), net of tax	446	715

Comprehensive income	$16,736	$18,522

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Cash Flows

(In thousands and unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$16,290	$17,807
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	6,105	7,127
Amortization of other intangible assets	614	615
Loss on asset disposals and impairments of property and equipment	440	391
Deferred income taxes	(343)	(2,155)
Equity in net loss of affiliate	2,387	2,356
Distributions from affiliate	1,000	2,949
Bad debt expense	190	430
Non-cash share-based compensation	2,249	2,168
Changes in operating assets and liabilities
Trade accounts receivable	(1,830)	11,054
Prepaid expenses and other assets	(20)	742
Accounts payable	1,459	(815)
Accrued expenses and other current liabilities	(9,263)	(4,703)
Deferred revenue	1,469	1,057
Noncurrent liabilities	850	1,148

Net cash provided by operating activities	21,597	40,171

Cash flows from investing activities
Additions to property and equipment	(4,096)	(4,936)

Net cash used in investing activities	(4,096)	(4,936)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	2,119	1,120
Stock repurchases	—	(17,330)
Dividends paid to stockholders	(2,676)	(2,727)
Excess tax benefits realized from share-based awards	315	132

Net cash used in financing activities	(242)	(18,805)

Effect of exchange rate changes on cash and cash equivalents	7	40

Net change in cash and cash equivalents	17,266	16,470
Cash and cash equivalents at beginning of period	66,469	19,715

Cash and cash equivalents at end of period	$83,735	$36,185

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

1.	Basis of Presentation and Consolidation

Presentation

The accompanying unaudited consolidated financial statements of Arbitron Inc. (the “Company” or “Arbitron”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and are of a normal recurring nature. The consolidated balance sheet as of December 31, 2012 was audited as of that date, but all of the information and notes as of December 31, 2012 required by GAAP have not been included in this Form 10-Q. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period’s presentation.

Consolidation

The consolidated financial statements of Arbitron for the three-month period ended March 31, 2013, reflect the consolidated financial position, results of operations and cash flows of the Company and its wholly-owned subsidiaries: Arbitron Holdings Inc., Arbitron Mobile Oy, Astro West LLC, Cardinal North LLC, Ceridian Infotech (India) Private Limited, Arbitron International, LLC, and Arbitron Technology Services India Private Limited. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has one segment which meets the quantitative thresholds for being a reportable segment.

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

Comprehensive Income Presentation. In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), to require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for the Company beginning with interim and annual periods ended during 2013. The Company adopted this guidance during the current interim period ended March 31, 2013, and disclosed the appropriate information within the consolidated financial statements and notes to the financial statements for the periods presented therein.

3.	Pending Merger with Nielsen Holdings N.V.

On December 17, 2012, the Company entered into an Agreement and Plan of Merger, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of January 25, 2013, with Nielsen Holdings N.V. (“Nielsen”) and TNC Sub I Corporation, a Delaware corporation and an indirect wholly-owned subsidiary of Nielsen (“Merger Sub”), pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with and into the Company (the “Merger”) with Arbitron surviving as an indirect wholly-owned subsidiary of Nielsen. The transaction has been approved by the boards of both companies. On April 16, 2013, the Company’s shareholders approved the adoption of the Merger. The Merger remains subject to certain regulatory approvals, including expiration of the Hart-Scott-Rodino antitrust waiting period, and customary closing conditions. For additional information regarding the business risks associated with pursuing the Merger, see Item 1A. Risk Factors — Risk Factors Relating to the Merger, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

4.	Stockholders’ Equity

Changes in stockholders’ equity for the three-month period ended March 31, 2013, were as follows (in thousands):

	Shares Outstanding	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2012	26,624	$16,169	$(2,857)	$156,530	$(16,433)	$153,409
Net income	—	—	—	16,290	—	16,290
Common stock issued from treasury stock	181	—	90	1,452	—	1,542
Excess tax benefits from share-based awards	—	—	—	315	—	315
Non-cash share-based compensation	—	—	—	2,249	—	2,249
Dividends declared	—	—	—	(2,676)	—	(2,676)
Other comprehensive income	—	—	—	—	446	446

Balance as of March 31, 2013	26,805	$16,169	$(2,767)	$174,160	$(15,987)	$171,575

A quarterly cash dividend of $0.10 per common share was paid to stockholders during the quarter ended March 31, 2013.

5.	Net Income per Weighted-Average Common Share

The computations of basic and diluted net income per weighted-average common share for the three-month periods ended March 31, 2013, and 2012, are based on the Company’s weighted-average shares of common stock and potentially dilutive securities outstanding. Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes the proceeds from the exercise of all dilutive stock options are used to repurchase the Company’s common stock at the average market price for the period.

As of March 31, 2013, and 2012, there were stock options to purchase 1,549,251 shares, and 2,105,924 shares of the Company’s common stock outstanding, respectively, of which stock options to purchase 148,426 shares, and 1,238,880 shares of the Company’s common stock, respectively, were excluded from the computation of the diluted net income per weighted-average common share for the three-month periods ended March 31, 2013, and 2012, respectively, either because the stock options’ exercise prices were greater than the average market price of the Company’s common shares or assumed repurchases from proceeds from the stock options’ exercise were antidilutive.

6.	Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss for the three months ended March 31, 2013, and 2012, were as follows (in thousands):

		Three-Month Period ended March 31, 2013				Three-Month Period ended March 31, 2012
		Foreign currency items	Retirement plan items		Total	Foreign currency items	Retirement plan items		Total
Beginning balance	{a}	$(2,238)	$(14,195)		$(16,433)	$(2,148)	$(13,453)		$(15,601)
Other comprehensive income before reclassification adjustments	{a}	70	—		70	393	—		393
Amounts reclassified from accumulated other comprehensive loss	{a}	—	376	{b}	376	—	322	{b}	322

Net current period other comprehensive income		70	376		446	393	322		715

Ending balance	{a}	$(2,168)	$(13,819)		$(15,987)	$(1,755)	$(13,131)		$(14,886)

{a}	All amounts are net of tax. Amounts in parentheses indicate debits.
{b}	These components were reclassified, gross of tax, as part of net periodic cost associated with the amortization of the actuarial loss related to the Company’s benefit plan obligations. See Note 7 for additional details.

7.	Retirement Plans

Certain of the Company’s United States employees participate in a defined-benefit pension plan that closed to new participants effective January 1, 1995. The Company has a nonqualified, unfunded supplemental retirement plan, as well as a postretirement healthcare plan for eligible retired employees who participate in the pension plan and were hired before January 1, 1992. The components of periodic benefit costs for the defined-benefit pension, postretirement healthcare and supplemental retirement plans were as follows for the three-month periods ended March 31, 2013, and 2012 (in thousands):

		Defined-Benefit Pension Plan Three-Month Period Ended March 31,		Postretirement Healthcare Plan Three-Month Period Ended March 31,		Supplemental Retirement Plan Three-Month Period Ended March 31,
		2013	2012	2013	2012	2013	2012
Service cost		$254	$215	$9	$8	$12	$7
Interest cost		470	476	15	18	39	40
Expected return on plan assets		(559)	(509)	—	—	—	—
Amortization of net actuarial loss	{a}	564	473	2	6	57	48

Net periodic benefit cost		$729	$655	$26	$32	$108	$95

{a}	The total amount of amortization of net actuarial loss for all retirement plans was $623 and $527 for the three-month periods ended March 31, 2013, and 2012, respectively.

8.	Arbitron Mobile Contingent Consideration

On July 28, 2011, a wholly-owned subsidiary of the Company acquired Zokem Oy, which is now being consolidated as Arbitron Mobile. The purchase price was $10.6 million in cash plus a contingent consideration arrangement. The contingent consideration arrangement provides for possible additional cash payments to be made by the Company to the former Zokem Oy shareholders through 2015 of up to $12.0 million, which are contingent upon Arbitron Mobile reaching certain financial performance targets in the future. The Company periodically reassesses the fair value of the contingent consideration by applying the income approach method. The key assumptions used in the fair value valuation include a probability-weighted range of performance targets for the four-year measurement period of 2012 through 2015 and an adjusted discount rate. As of both March 31, 2013 and December 31, 2012, the Company’s fair value estimate of the contingent consideration was $0.6 million, which is recorded as a portion of noncurrent liabilities on the Company’s consolidated balance sheet.

9.	Taxes

The effective tax rate increased to 41.5% for the three-month period ended March 31, 2013, from 38.1% for the three-month period ended March 31, 2012. This increase for the three-month period ended March 31, 2013, as compared to the same period of 2012, resulted primarily from certain nondeductible transaction costs anticipated during 2013 in relation to the pending Merger.

During the three-month period ended March 31, 2013, the Company’s unrecognized tax benefits for certain tax contingencies decreased from $1.3 million as of December 31, 2012, to $1.1 million as of March 31, 2013. The decrease is primarily attributable to the settlement of various state income tax audits. If recognized, the $1.1 million in unrecognized tax benefits would reduce the Company’s effective tax rate in future periods. Income taxes paid for the three-month periods ended March 31, 2013 and 2012, were $0.4 million and $0.3 million, respectively.

10.	Share-Based Compensation

The following table sets forth information with regard to the income statement recognition of share-based compensation for the three-month periods ended March 31, 2013, and 2012 (in thousands):

	Three-Month Period Ended March 31, 2013	Three-Month Period Ended March 31, 2012
Cost of revenue	$55	$146
Selling, general and administrative	2,118	1,922
Research and development	76	100

Share-based compensation	$2,249	$2,168

No share-based compensation cost was capitalized during the three-month periods ended March 31, 2013, and 2012.

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

For the three-month period ended March 31, 2013, no stock options were granted. For the three-month period ended March 31, 2012, the number of stock options granted was 93,955, and the weighted-average exercise price for those stock options granted was $33.87.

As of March 31, 2013, there was $2.5 million in total unrecognized compensation cost related to unvested stock options. This aggregate unrecognized cost is expected to be recognized over a weighted-average remaining period of 1.9 years. The weighted-average exercise price and weighted-average remaining contractual term for outstanding stock options as of March 31, 2013, were $33.69 and 5.6 years, respectively.

Service and Performance Award Units

Service award units to employees. The Company granted service award units under the 2008 Plan. These service award units (i) were issued at the fair market value of the Company’s common stock on the date of grant, (ii) generally vest in equal annual installments over four years beginning on the first anniversary date of the grant, except for service award units granted to the Company’s executives since December 30, 2012, which vest in 12 equal quarterly installments following the date of the grant for the CEO and 16 equal quarterly installments following the date of grant for the Company’s other executives, and (iii) for any unvested units, expire without vesting if the employee is no longer employed by the Company.

Service award units to Board of Directors (“Board”). For 2012, the Board members had the right to elect to receive all or a portion of their annual compensation as Board service award units. These Board service award units (i) were issued at the fair market value of the Company’s common stock on the date of grant, and (ii) vest on the anniversary date of the grant.

Compensation expense for service award units is recognized on a straight-line basis over the vesting period using the fair market value of the Company’s common stock on the date of grant. As of March 31, 2013, there was $8.1 million of total unrecognized compensation cost related to unvested service award units. This aggregate unrecognized cost for service award units is expected to be recognized over a weighted-average period of approximately 3.5 years.

Additional information for the three-month periods ended March 31, 2013, and 2012, is noted in the following table (dollars in thousands, except per share amounts):

Total Service Award Units Granted	Three-Month Period Ended March 31, 2013	Three-Month Period Ended March 31, 2012
Number of service award units granted during the period	114,705	—
Weighted average grant-date fair value per share granted during the period	$46.79	—
Fair value of service award shares vested during the period	$392	$448

Performance award units. During the three-month period ended March 31, 2013, the Company did not grant any performance award units. During the three-month period ended March 31, 2012, the Company granted performance award units under the 2008 Plan. These performance award units (i) were issued at the fair market value of the Company’s common stock on the date of grant, (ii) will vest in four equal annual installments beginning with the first anniversary date of the grant, and (iii) for any unvested units, expire without vesting if the recipient is no longer employed by the Company. The performance goal for these performance award units was met.

Compensation expense for performance award units is recognized (i) using the fair market value of the Company’s common stock on the date of grant, and (ii) on a graded basis, which is accelerated as compared to a straight-line expense attribution method. As of March 31, 2013, there was $1.1 million of total unrecognized compensation cost related to unvested performance award units. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 2.3 years.

Additional information for the three-month periods ended March 31, 2013, and 2012, is noted in the following table (dollars in thousands, except per share amounts):

Total Performance Award Units Granted	Three-Month Period Ended March 31, 2013	Three-Month Period Ended March 31, 2012
Number of performance award units granted during the period	—	34,229
Weighted average grant-date fair value per share granted during the period	—	$33.87
Fair value of performance award shares vested during the period	$1,086	$522

Deferred Stock Units

Service DSU grants to former CEO. Prior to 2013, the Company granted service-based deferred stock unit awards (“Service DSUs”) under the 2008 Plan to its then current CEO, whose employment with the Company ended during the first quarter of 2013. These Service DSUs were granted at the fair market value of the Company’s stock on the date of grant, and generally vest annually over a four-year period on each anniversary date of the grant. Service DSUs also include dividend equivalent DSUs, which vest immediately upon the date of grant.

Compensation expense for Service DSUs was recognized on a straight-line basis over the vesting period using the fair market value of the Company’s common stock on the date of grant. The Service DSUs provide for accelerated vesting upon termination without cause or the former CEO’s retirement as defined in his employment agreement. As of March 31, 2013, there was no unrecognized compensation cost related to Service DSUs.

The Service DSUs are convertible into shares of the Company’s common stock, following the holder’s termination of employment, in accordance with the former CEO’s employment agreement. Additional information for the three-month periods ended March 31, 2013, and 2012, is noted in the following table (dollars in thousands, except per share amounts):

Service DSU’s Granted to former CEO	Three-Month Period Ended March 31, 2013	Three-Month Period Ended March 31, 2012
Number of shares granted during the period	—	1,283
Weighted-average grant date fair value per share granted during the period	—	$34.03
Number of Service DSUs converted to common stock shares during the period	47,189	—
Fair value of shares vested during the period	$707	$572

Performance DSU grant to former CEO. Prior to 2013, the Company granted performance-based deferred stock unit awards (“Performance DSUs”) under the 2008 Plan to its then current CEO, whose employment with the Company ended during the first quarter of 2013. These Performance DSUs (i) were issued at the fair market value of the Company’s common stock on the date of grant, (ii) will vest in four equal annual installments beginning on the first anniversary date of the grant, and (iii) provide for accelerated vesting upon termination without cause or the former CEO’s retirement as defined in his employment agreement. These Performance DSUs are convertible into shares of the Company’s common stock, subsequent to termination of employment, in accordance with the former CEO’s employment agreement.

Compensation expense for Performance DSUs was recognized (i) using the fair market value of the Company’s common stock on the date of grant, and (ii) on a graded basis, which is accelerated as compared to a straight-line expense attribution method. As of March 31, 2013, there was no unrecognized compensation cost related to Performance DSUs granted to the Company’s former CEO.

Additional information for the three-month periods ended March 31, 2013, and 2012, is noted in the following table (dollars in thousands, except per share amounts):

Performance DSU’s Granted to former CEO	Three-Month Period Ended March 31, 2013	Three-Month Period Ended March 31, 2012
Number of shares granted during the period	—	59,049
Weighted-average grant date fair value per share granted during the period	—	$33.87
Number of Performance DSUs converted to common shares of Company stock during period	44,078	—
Fair value of shares vested during the period	$1,244	$396

Deferred Stock Unit Awards for service on Board of Directors (“Board”). The Company issues deferred stock units to its Board of Directors (“Board DSUs”) under the 2008 Plan. These Board DSUs (i) were issued at the fair market value of the Company’s common stock on the date of grant and (ii) if vested, will be convertible to shares of the Company’s common stock subsequent to termination of service as a director. For 2012, the Board members had the right to elect to receive all or a portion of their annual compensation as Board DSUs that vest completely on the first anniversary date of the grant. For 2011 and 2010, annual grants were issued to the Board as Board DSUs that vest annually in three equal installments over three-year periods.

During the three-month period ended March 31, 2012, the Board members had the right to elect to receive all or a portion of their retainer and meeting attendance fees as Board DSUs, which vest immediately. Board DSUs are only granted to nonemployee Directors. Board DSUs also include dividend equivalent DSUs, which vest immediately upon the date of grant.

Compensation expense for Board DSUs is recognized on a straight-line basis over the vesting period using the fair market value of the Company’s common stock on the date of grant. As of March 31, 2013, there was $0.5 million of total unrecognized compensation cost related to Board DSUs granted to nonemployee directors. This aggregate unrecognized cost is expected to be recognized over the weighted-average period of less than 1.0 year.

Additional information for the three-month periods ended March 31, 2013, and 2012, is noted in the following table (dollars in thousands, except per share amounts):

Board DSUs	Three-Month Period Ended March 31, 2013	Three-Month Period Ended March 31, 2012
Number of shares granted during the period	771	1,286
Weighted-average grant date fair value per share granted during the period	$46.98	$36.74
Fair value of shares vested during the period	$107	$102

11.	Concentration Risk

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

	Three-Month Period Ended March 31, 2013	Three-Month Period Ended March 31, 2012
Quantitative radio audience ratings service and related software licensing revenue	95%	96%

The Company had one customer that individually represented approximately 19% of its quarterly revenue for the three-month period ended March 31, 2013. The Company had three customers that individually represented approximately 19%, 11%, and 11% of its total accounts receivable balance as of March 31, 2013, and one customer that individually represented approximately 26% of its total accounts receivable balance as of December 31, 2012. The Company has historically experienced a high level of contract renewals.

12.	Stock Repurchases

On February 9, 2012, the Company’s Board of Directors authorized a program to repurchase up to $100.0 million in shares of the Company’s outstanding common stock through either periodic open-market or private transactions, in accordance with applicable insider trading and other securities laws and regulations, at then-prevailing market prices over a period of up to two years ending February 9, 2014. As of March 31, 2013, the Company had repurchased 1,372,853 shares of its outstanding common stock under this program for approximately $50.0 million.

No shares of the Company’s common stock were repurchased during the three-month period ended March 31, 2013. For the three-month period ended March 31, 2012, 552,944 shares of the Company’s common stock were repurchased for approximately $19.8 million, of which $17.3 million of the Company’s common stock repurchased was settled in cash during the quarter ended March 31, 2012, and $2.5 million was subsequently settled in cash during the month ended April 30, 2012.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Arbitron Inc. and its subsidiaries (“we,” “our,” “Arbitron,” or the “Company”) in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “intends,” “anticipates,” “estimates,” “believes,” “plans,” or comparable terminology, are forward-looking statements based on current expectations about future events, which we have derived from information currently available to us. These forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results to differ materially from results implied by such forward-looking statements. These risks and uncertainties include, in no particular order, whether we will be able to:

•	successfully operate our business without disruption due to the pending merger transaction with Nielsen Holdings N.V. (“Nielsen”);

•	obtain required regulatory approval and satisfy other conditions to closing of the merger with Nielsen and successfully complete the merger;

•	manage unexpected costs, liabilities, or delays in completing the merger with Nielsen;

•	successfully obtain and/or maintain Media Rating Council, Inc. (“MRC”) accreditation for our audience ratings services;

•	renew contracts with key customers;

•

collect, manage, and process the consumer information we utilize in our media marketing and information services in compliance with applicable data protection and privacy statutes, regulations, and other requirements;

•	successfully execute and maintain our cross platform and mobile measurement initiatives;

•	support our current and future services by designing, recruiting, and maintaining research samples that appropriately balance quality, size, and operational cost;

•	successfully develop, implement, and fund initiatives designed to enhance sample quality;

•	successfully manage costs associated with cell phone household recruitment, targeted in-person recruitment, and address-based sampling;

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

•	successfully execute our business strategies, including evaluating, and where appropriate, entering into potential acquisition, joint-venture or other material third-party agreements;

•

successfully develop and implement technology solutions to identify and report consumer use of new and existing forms of media content and delivery, and advertising in an increasingly competitive environment; and

•	compete with companies that may have financial, marketing, sales, technical or other advantages over us.

There are a number of additional important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, the factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, and elsewhere, and any subsequent periodic or current reports filed by us with the Securities and Exchange Commission (the “SEC”).

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

Historically, our quantitative radio ratings services and related software have accounted for a substantial majority of our revenue. For the three-month periods ended March 31, 2013, and 2012, our quantitative radio ratings services and related software accounted for approximately 95% and 96% of our revenue, respectively. Approximately 85% of our total revenue for the three-month period ended March 31, 2013, was derived from local radio ratings services, of which approximately 65% was from our PPM Markets and 35% was from our Diary markets.

We expect for the year ending December 31, 2013, our quantitative radio ratings services and related software licensing will account for approximately 88% of our revenue. We also expect approximately 78% of our total revenue for the year ending December 31, 2013, will be derived from local radio ratings services, of which we estimate approximately 74% will be from the PPM Markets and 26% will be from the Diary markets. Quarterly fluctuations in these percentages are reflective of the seasonal delivery schedule of our quantitative radio ratings service and our Scarborough reports. For further information regarding seasonality trends, see “Seasonality.”

While we expect our quantitative radio ratings services and related software licensing will account for the majority of our revenue for the foreseeable future, we continue to seek opportunities to diversify our revenue base by, among other things, leveraging the investment we have made in our PPM ratings service and technology.

With the commercialization of our PPM ratings service complete in 48 of the largest U.S. radio markets, our current performance is impacted by our ability, and the costs required, to address a variety of challenges and opportunities in the markets and industries we serve. See “— Ratings Trends and Initiatives for our Syndicated Radio Ratings Services” below. Protecting and supporting our existing customer base, and ensuring our services are competitive from a price, quality, and service perspective are critical components to these overall goals, although there can be no guarantee we will be successful in our efforts.

Pending Merger with Nielsen

On December 17, 2012, Nielsen, a leading global provider of information and insights into what consumers watch and buy, entered into an agreement to acquire Arbitron. For additional information regarding the pending Merger, see Note 3 to the Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Quality Improvement Initiatives

In an effort to address the challenges of maintaining or improving response rates and sample proportionality, we established internal benchmarks we strive to achieve for both sample quality measures and have instituted a number of methodological enhancements, including cell phone household recruiting, targeted in-person recruiting, and address-based sampling. It is more expensive for us to recruit cell phone households and to conduct targeted in-person recruiting and address-based sampling. Because we intend to continue to increase the number of cell phone households in our samples and the level of address-based and targeted in-person recruiting, we expect the expenditures required to support these methods will be material. We currently anticipate the aggregate cost of cell phone household recruitment for the PPM and Diary services, and address-based and targeted in-person recruiting for the PPM service will be approximately $21.0 million in 2013, as compared to $18.0 million in 2012.

Portable People Meter Service. In operating our PPM ratings service, we have experienced and expect to continue to experience challenges, including those related to response rates and sample proportionality as described above in “— Ratings Trends and Initiatives for our Syndicated Radio Ratings Services — Challenges.” We expect to continue to implement additional measures to address these challenges. Since launching our PPM ratings service, we have implemented a number of initiatives and announced additional initiatives. We believe these steps reflect our commitment to ongoing improvement and our responsiveness to feedback from customers and governmental entities. We believe these commitments and enhancements are consistent with our efforts to continuously improve our radio ratings services and to obtain and maintain MRC accreditation. We expect these initiatives will likely continue to require expenditures that will be material in the aggregate.

Diary Service. We strive to achieve representative samples. We believe that additional expenditures will be required in the future as we continue to research and test new measures associated with improving response rates and sample proportionality as described above in “— Ratings Trends and Initiatives for our Syndicated Radio Ratings Services — Challenges.”

MRC Accreditation

On February 5, 2013, we announced that the MRC had accredited the radio average-quarter-hour monthly ratings data produced by the Portable People MeterTM (PPM®) ratings service in four additional markets: Chicago, San Francisco, San Diego and Charlotte-Gastonia-Rock Hill and that the MRC had also voted to continue accreditation in fourteen markets. As of the date we filed this Quarterly Report on Form 10-Q with the Securities and Exchange Commission, the quarter-hour-based radio ratings data produced by the PPM ratings service is accredited by the MRC in a total of 18 local markets: Atlanta; Baltimore; Charlotte-Gastonia-Rock Hill; Chicago; Cincinnati; Houston-Galveston; Kansas City; Los Angeles; Milwaukee-Racine; Minneapolis-St. Paul; Philadelphia; Phoenix; Riverside-San Bernardino; San Antonio; San Diego; San Francisco; St. Louis; and Tampa-St. Petersburg-Clearwater. We have applied for accreditation in all PPM Markets. We continue to seek accreditation in all unaccredited PPM Markets. For additional information regarding the status of MRC accreditation of our ratings services, see “Item 1. Business — Media Rating Council Accreditation” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Privacy and Data Security

We are subject to U.S. and international data protection and privacy statutes, rules, and regulations, and may in the future become subject to additional such statutes, rules, and regulations. Complying with these laws may require us to make certain investments, make modifications to existing services, or prohibit us from offering certain types of services, any of which may be material and adversely impact our financial results. Failure to comply could result in civil and criminal liability, negative publicity, data being blocked from use, and liability under contracts with our customers, vendors, and partners.

Concentration of Customers

We have a limited number of key customers who license our ratings services and related software. For example, during the three-month period ended March 31, 2013, Clear Channel represented approximately 19% of our total revenue. Additionally, the amount of revenue associated with customer contracts expiring over the next two years is larger, as compared to recent historical average annual renewal levels. If one or more key customers do not renew all or part of their contracts as they expire, we could experience a significant decrease in our operating results.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are both important to the presentation of our financial position or results of operations, and require our most difficult, complex or subjective judgments.

Software development costs. We capitalize software development costs with respect to significant internal use software initiatives or enhancements from the time the preliminary project stage is completed and management considers it probable the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are amortized over periods of three to five years. We perform an assessment quarterly to determine if it is probable all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value. As of March 31, 2013, and December 31, 2012, our capitalized software developed for internal use had carrying amounts of $26.8 million and $27.2 million, respectively, including $9.4 million and $9.9 million, respectively, of software related to the PPM service.

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

We include, in our tax calculation methodology, an assessment of the uncertainty in income taxes by establishing recognition thresholds for our tax positions. Inherent in our calculation are critical judgments by management related to the determination of the basis for our tax positions. For further information regarding our unrecognized tax benefits, see Note 9 in the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Contingent consideration. The agreement governing the 2011 acquisition of Zokem Oy, now Arbitron Mobile Oy (“Arbitron Mobile”), provides for possible additional cash payments to be made by us to the former Zokem Oy shareholders through 2015 of up to $12.0 million, contingent upon Arbitron Mobile reaching certain financial performance targets in the future. We periodically estimate the fair value of the contingent consideration and any change in fair value will be recognized in our consolidated financial results of operations. The estimate of the fair value of contingent consideration requires subjective assumptions to be made of future operating results. For further information regarding our contingent consideration, see Note 8 in the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012

The following table sets forth information with respect to our consolidated statements of income:

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Increase (Decrease)		Percentage of Revenue
	2013	2012	Dollars	Percent	2013	2012
Revenue	$111,784	$106,394	$5,390	5.1%	100.0%	100.0%

Costs and expenses
Cost of revenue	49,601	47,448	2,153	4.5%	44.4%	44.6%
Selling, general and administrative	22,498	18,003	4,495	25.0%	20.1%	16.9%
Research and development	9,314	9,718	(404)	(4.2%)	8.3%	9.1%

Total costs and expenses	81,413	75,169	6,244	8.3%	72.8%	70.7%

Operating income	30,371	31,225	(854)	(2.7%)	27.2%	29.3%
Equity in net loss of affiliate	(2,387)	(2,356)	(31)	1.3%	(2.1%)	(2.2%)

Income before interest and tax expense	27,984	28,869	(885)	(3.1%)	25.0%	27.1%
Interest income	22	20	2	10.0%	0.0%	0.0%
Interest expense	165	129	36	27.9%	0.1%	0.1%

Income before income tax expense	27,841	28,760	(919)	(3.2%)	24.9%	27.0%
Income tax expense	11,551	10,953	598	5.5%	10.3%	10.3%

Net income	$16,290	$17,807	$(1,517)	(8.5%)	14.6%	16.7%

Income per weighted average common share
Basic	$0.61	$0.65	$(0.04)	(6.2%)

Diluted	$0.60	$0.64	$(0.04)	(6.3%)

Cash dividends declared per common share	$0.10	$0.10	$—	—

Other data:
EBIT (1)	$27,984	$28,869	$(885)	(3.1%)
EBITDA (1)	$34,703	$36,612	$(1,909)	(5.2%)
EBIT Margin (1)	25.0%	27.1%
EBITDA Margin (1)	31.0%	34.4%
EBIT and EBITDA Reconciliation (1)
Net income	$16,290	$17,807	$(1,517)	(8.5%)
Income tax expense	11,551	10,953	598	5.5%
Interest income	(22)	(20)	2	10.0%
Interest expense	165	129	36	27.9%

EBIT (1)	27,984	28,869	(885)	(3.1%)
Depreciation and amortization	6,719	7,743	(1,024)	(13.2%)

EBITDA (1)	$34,703	$36,612	$(1,909)	(5.2%)

Certain percentage amounts may not total due to rounding.

(1)	EBIT (earnings before interest and income taxes), EBIT Margin (EBIT divided by revenue), EBITDA (earnings before interest, income taxes, depreciation and amortization), and EBITDA Margin (EBITDA divided by revenue) are non-GAAP financial measures we believe are useful to investors in evaluating our results. See “—EBIT and EBITDA” below for further discussion of these non-GAAP financial measures.

Revenue. Revenue increased by 5.1% or $5.4 million for the three-month period ended March 31, 2013, as compared to the same period in 2012, due primarily to our PPM-based ratings service revenue, which increased by $3.9 million due to negotiated price increases in our PPM Markets, and a $0.6 million increase associated with our Scarborough qualitative service revenue.

Cost of Revenue. Cost of revenue increased by 4.5% or $2.2 million for the three-month period ended March 31, 2013, as compared to the same period in 2012. Cost of revenue increased primarily due to a $1.2 million increase associated with the ongoing building and support of our Arbitron Mobile service panel, and a $0.8 million increase in aggregate costs associated with address-based sampling, in-person recruiting, and cell-phone household recruiting for the three-month period ended March 31, 2013, as compared to the same period in 2012.

Selling, General, and Administrative. Selling, general, and administrative expense increased by 25.0% or $4.5 million for the three-month period ended March 31, 2013, as compared to the same period in 2012. Selling, general, and administrative costs increased primarily due to $3.2 million of consulting and legal expenses related to the pending Merger incurred during the three-month period ended March 31, 2013.

Income Tax Expense. The effective tax rate increased to 41.5% for the three-month period ended March 31, 2013, from 38.1% for the three-month period ended March 31, 2012. This increase for the three-month period ended March 31, 2013, as compared to the same period of 2012, resulted primarily from certain nondeductible transaction costs anticipated during 2013 in relation to the pending Merger.

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

EBIT and EBITDA decreased by $0.9 million and $1.9 million, respectively, for the three-month period ended March 31, 2013, as compared to 2012, primarily due to $3.2 million of consulting and legal expenses incurred in association with the pending Merger.

Liquidity and Capital Resources

	As of March 31, 2013	As of December 31, 2012	Change
Cash and cash equivalents	$83,735	$66,469	$17,266
Working capital	$76,538	$53,900	$22,638
Working capital, excluding deferred revenue which does not require a significant additional cash outlay	$116,504	$92,397	$24,107
Total debt	$—	$—	$—

We have historically relied upon our cash flow from operations, supplemented by borrowings under our available revolving credit facility as needed, to fund our dividends, common stock repurchases, capital expenditures, and contractual obligations. We expect, based on current and anticipated levels of operating performance, our cash flow from operations, cash and cash equivalents, and availability under our Credit Facility will be sufficient to support our operations, as well as any expected costs to be incurred in association with completing the pending Merger for the next 12 to 24 months. See “— Credit Facility” below for further discussion of the relevant terms and covenants.

Cash flow from operating activities. For the three-month period ended March 31, 2013, the net cash provided by operating activities was $21.6 million, which was primarily due to $34.7 million of EBITDA, increased by $2.2 million of non-cash share-based compensation and a $2.4 million non-cash Scarborough affiliate loss.

Net cash provided by operating activities was also positively impacted by the receipt of a $1.0 million Scarborough affiliate cash distribution for the three-month period ended March 31, 2013. These positive operating cash flow items were offset by a $13.8 million decrease in payroll, bonus, and benefit accruals, which included the payment of the 2012 incentive bonus during the first quarter of 2013. Also, Scarborough royalty costs resulted in a $8.1 million negative impact to cash provided by operating activities as payments for the first quarter of 2013 exceeded royalties expensed because of the quarterly seasonality of Scarborough sales.

EBITDA is discussed and reconciled to net income in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Cash flow from investing activities. Net cash used in investing activities for the three-month periods ended March 31, 2013, and 2012, was $4.1 million and $4.9 million, respectively. This $0.8 million decrease in cash used in investing activities was primarily due to a $1.3 million decrease in internally developed and purchased software capital expenditures for the three-month period ended March 31, 2013, as compared to the same period in 2012.

Cash flow from financing activities. Net cash used in financing activities for the three-month periods ended March 31, 2013, and 2012, was $0.2 million and $18.8 million, respectively. During the three-month period ended March 31, 2013, we had no repurchases of our common stock. During the three-month period ended March 31, 2012, we repurchased $17.3 million of our common stock. In addition, there was a $1.0 million increase in proceeds from stock option exercises and stock purchase plans for the three-month period ended March 31, 2013, when there were a larger number of stock options nearing their expiration, as well as an increase in our average common stock price, as compared to the same period of 2012.

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

Our Credit Facility contains financial terms, covenants and operating restrictions that potentially restrict our financial flexibility. The material debt covenants under our Credit Facility include both a maximum leverage ratio and a minimum interest coverage ratio. The leverage ratio is a non-GAAP financial measure equal to the amount of our consolidated total indebtedness, as defined in our Credit Facility, divided by a contractually defined adjusted Earnings Before Interest, Taxes, Depreciation and Amortization and non-cash compensation (“Consolidated EBITDA”) for the trailing four-quarter period. The interest coverage ratio is a non-GAAP financial measure equal to Consolidated EBITDA divided by total interest expense. Both ratios are designed as measures of our ability to meet current and future debt obligations. The following table presents the actual ratios and their threshold limits as defined by the Credit Facility as of March 31, 2013:

Covenant	Threshold	Actual
Maximum leverage ratio	3.25	0.00
Minimum interest coverage ratio	3.00	221.0

As of March 31, 2013, based upon these financial covenants, there was no default or limit on our ability to borrow the unused portion of our Credit Facility.

Our Credit Facility contains customary events of default, including nonpayment and breach covenants. In the event of default, repayment of borrowings under the Credit Facility could be accelerated. Our Credit Facility also contains cross default provisions whereby a default on any material indebtedness, as defined in the Credit Facility, could result in the acceleration of our outstanding debt and the termination of any unused commitment under the Credit Facility. The agreement potentially limits, among other things, our ability to sell assets, incur additional indebtedness, and grant or incur liens on our assets. Under the terms of the Credit Facility, all of our material domestic subsidiaries, if any, must guarantee the commitment. Currently, we do not have any material domestic subsidiaries as defined under the terms of the Credit Facility. Although we do not believe the terms of our Credit Facility limit the operation of our business in any material respect, the terms of the Credit Facility may restrict or prohibit our ability to raise additional debt when needed or could prevent us from investing in other growth initiatives. We have been in compliance with the terms of the Credit Facility since the inception of the agreement. As of April 23, 2013, we had no outstanding borrowings under the Credit Facility.

Seasonality

Revenue

We recognize revenue for services over the term of license agreements as services are delivered while expenses are recognized as incurred. As of Spring 2013, we gather radio-listening data in 274 U.S. local markets, including 226 Diary markets and 48 PPM Markets.

In 2013, we expect that 12 PPM Markets will have four PPM ratings reports delivered in the third quarter and 36 PPM Markets will have four PPM ratings reports delivered in the fourth quarter. Prior to 2013, all 48 PPM Markets had four reports delivered in the fourth quarter. This change in market delivery dates for the 12 PPM Markets receiving the reports in the third quarter of 2013 are expected to cause some PPM revenue to shift from the fourth quarter to the third quarter of 2013.

All 226 Diary markets are measured at least twice per year (April-May-June for the “Spring Survey” and October-November-December for the “Fall Survey”). In addition, we measure 47 larger Diary markets an additional two times per year (January-February-March for the “Winter Survey” and July-August-September for the “Summer Survey”). We generally deliver our Diary ratings reports and recognize the related revenue in the quarter after the survey is measured. Consequently, our Diary revenue is generally higher in the first and third quarters as a result of the delivery of the Fall Survey and Spring Survey to all Diary markets compared to revenue in the second and fourth quarters, when delivery of the Winter Survey and Summer Survey, respectively, is made only to 47 larger Diary markets.

Revenue related to the sale of Scarborough services by Arbitron is recognized predominantly in the second and fourth quarters when the substantial majority of services are delivered.

As a result of the various seasonal impacts mentioned above consolidated revenue is typically highest in the fourth quarter and lowest in the second quarter of each year.

Costs and expenses

Now that all our planned PPM Markets are commercialized, and because we conduct our PPM services continuously throughout the year, we do not expect significant seasonality in PPM costs and expenses. In our Diary service, our expenses are generally higher in the second and fourth quarters as we conduct the Spring and Fall Surveys for all 226 of our Diary Markets.

Equity earnings/losses in Scarborough Research

Our affiliate, Scarborough, typically experiences losses during the first and third quarters of each year because revenue is recognized predominantly in the second and fourth quarters when the substantial majority of services are delivered. The royalties we pay Scarborough are recognized in cost of revenue and are higher during the second and fourth quarters.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our interest income and expense are sensitive to fluctuations in the general level of interest rates. As such, changes in interest rates affect the interest earned on the Company’s cash and cash equivalents and other highly liquid investments, as well as the value of those investments.

In November 2011, we entered into our Credit Facility with a consortium of lenders to provide us up to $150.0 million of financing. Interest on borrowings under the Credit Facility is calculated based on a floating rate for a duration of up to nine months, at which time the interest rate is reset based upon the LIBOR. As of March 31, 2013, we had no outstanding borrowings under the Credit Facility. Therefore, a hypothetical market interest rate change of 1% would have zero impact on our results of operations over a 12-month period. A hypothetical market interest rate change of 1% would have no impact on either the carrying amount or the fair value of the Credit Facility. We do not use derivatives for speculative or trading purposes.

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

As of March 31, 2013, we had $11.4 million in recorded intercompany balances on our Finnish and Indian subsidiary balance sheets, which are impacted by fluctuations in currency exchange rates. As the exchange rates increase or decrease, our intercompany balances will be exposed to translation adjustment charges and/or credits, which will be recognized in our financial results.

Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates at the end of the period except that revenue and expenses are translated at average current exchange rates during each reporting period. The translation adjustments are recorded in accumulated other comprehensive loss on our consolidated balance sheet until the net investment in such foreign subsidiaries is liquidated. As of March 31, 2013, the cumulative net currency translation adjustment recorded on our balance sheet reduced our shareholders’ equity by $2.2 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 24, 2013, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware regarding the proposed Merger. The complaint (“Complaint”) was purportedly filed on behalf of the public shareholders of the Company, and names as defendants, the Company, each of the Company’s directors, Merger Sub, and Nielsen. The Complaint alleged, among other things, that the Company’s directors breached their fiduciary duties by failing to maximize shareholder value in a proposed sale of the Company. The Complaint further alleged that the Company’s preliminary proxy statement failed to provide material information and provided materially misleading information relating to the Merger and that the Company and Nielsen aided and abetted the alleged breaches by the Company’s directors. The plaintiff sought, among other things, class action status, an injunction preventing the completion of the Merger (or, if the Merger were completed, rescinding the Merger or awarding rescissory damages), and the payment of attorneys’ fees and expenses.

On March 7, 2013, the parties to the litigation entered into a memorandum of understanding (the “MOU”) providing for a settlement, subject to court approval, of the action on behalf of the named plaintiff and a class of the shareholders affected by the transaction (the “Settlement”). The Settlement will be submitted to the Court of Chancery for approval. If approved by the Court of Chancery, the Settlement will resolve all of the allegations and claims asserted by the plaintiff and the class against all defendants in connection with the Merger and will further provide for the release and settlement by the class of the Company’s shareholders of all claims against all of the defendants and their affiliates in connection with the Merger. As part of the MOU, all of the defendants denied all allegations of wrongdoing and denied that the disclosures made by the Company in the Company’s preliminary proxy statement on Schedule 14A as filed on January 18, 2013 were inadequate, but the Company agreed to provide certain additional disclosures in its definitive proxy statement relating to the Merger and to waive the “no-ask, no-waiver” provision in the existing confidentiality agreements. The Settlement will not affect the form or amount of consideration to be paid to the Company’s shareholders in the Merger.

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

Item 1A. Risk Factors

See “Item 1A. — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 for a detailed discussion of risk factors affecting Arbitron.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.1	Waiver and Amendment of Executive Retention Agreement, effective December 17, 2012, by and between Arbitron Inc. and Vaughan Scott Henry					*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a – 14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a – 14(a)					*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

101+

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012;

(ii) Condensed Consolidated Statement of Income for the Three Months Ended March 31, 2013 and 2012;

*

(iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and 2012;

(iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012; and

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
Debra L. Delman
Executive Vice President, Chief Financial Officer (on behalf of the registrant and as the registrant’s principal financial and principal accounting officer)

Date: May 7, 2013