Form 10-Q
period 2013-06-30
ARBITRON INC
filed 2013-08-01
CIK 109758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

The registrant had 26,939,794 shares of common stock, par value $0.50 per share, outstanding as of July 23, 2013.

ARBITRON INC.

Arbitron owns or has the rights to various trademarks, trade names or service marks which we use in our businesses, including the following: the Arbitron name and logo, ArbitrendsSM, RetailDirect®, RADAR®, TAPSCAN™, TAPSCAN WORLDWIDE™, LocalMotion®, Maximi$er®, Maximi$er® Plus, PD Advantage®, SmartPlus®, Arbitron Mobile™, Arbitron Mobile Index™, Arbitron Mobile Trends Panels™, Portable People Meter™, PPM®, Arbitron PPM®, PPM 360™, PrintPlus®, MapMAKER DirectSM, Media ProfessionalSM, Media Professional PlusSM, QUALITAPSM, Schedule-ItSM, and Zokem™.

The trademarks Windows®, Mscore™, Audience Reaction™, Media Monitors® and Media Rating Council® referred to in this Quarterly Report on Form 10-Q are the registered trademarks of others.

We routinely post important information on our website at www.arbitron.com. Information contained on our website is not part of this quarterly report.

ARBITRON INC.

Consolidated Balance Sheets

(In thousands, except par value data)

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$95,065	$66,469
Trade accounts receivable, net of allowance for doubtful accounts of $4,477 as of June 30, 2013, and $4,856 as of December 31, 2012	61,919	59,185
Prepaid expenses and other current assets	10,648	6,516
Deferred tax assets	4,911	5,513

Total current assets	172,543	137,683

Equity and other investments	13,934	12,501
Property and equipment, net	58,028	61,669
Goodwill, net	45,461	45,540
Other intangibles, net	6,893	8,177
Noncurrent deferred tax assets	2,473	2,384
Other noncurrent assets	757	1,138

Total assets	$300,089	$269,092

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14,700	$11,407
Accrued expenses and other current liabilities	24,141	33,879
Deferred revenue	50,996	38,497

Total current liabilities	89,837	83,783
Noncurrent liabilities	29,352	31,900

Total liabilities	119,189	115,683

Stockholders’ equity
Preferred stock, $100.00 par value, 750 shares authorized, no shares issued	—	—
Common stock, $0.50 par value, 500,000 shares authorized, 32,338 shares issued as of June 30, 2013, and December 31, 2012	16,169	16,169
Retained earnings	183,417	156,530
Common stock held in treasury, 5,416 shares as of June 30, 2013, and 5,714 shares as of December 31, 2012	(2,708)	(2,857)
Accumulated other comprehensive loss	(15,978)	(16,433)

Total stockholders’ equity	180,900	153,409

Total liabilities and stockholders’ equity	$300,089	$269,092

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	June 30,
	2013	2012
Revenue	$107,410	$104,407

Costs and expenses
Cost of revenue	65,323	63,205
Selling, general and administrative	24,547	20,701
Research and development	10,117	9,896

Total costs and expenses	99,987	93,802

Operating income	7,423	10,605

Equity in net income of affiliate	5,495	5,391

Income before interest and income tax expense	12,918	15,996
Interest income	20	11
Interest expense	131	132

Income before income tax expense	12,807	15,875
Income tax expense	5,754	5,912

Net income	$7,053	$9,963

Income per weighted-average common share
Basic	$0.26	$0.38
Diluted	$0.26	$0.37

Weighted-average common shares used in calculations
Basic	26,878	26,318
Potentially dilutive securities	567	486

Diluted	27,445	26,804

Dividends declared per common share outstanding	$0.10	$0.10

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Income

(In thousands, except per share data)

(unaudited)

	Six Months Ended
	June 30,
	2013	2012
Revenue	$219,194	$210,801

Costs and expenses
Cost of revenue	114,924	110,653
Selling, general and administrative	47,045	38,704
Research and development	19,431	19,614

Total costs and expenses	181,400	168,971

Operating income	37,794	41,830

Equity in net income of affiliate	3,108	3,035

Income before interest and income tax expense	40,902	44,865
Interest income	42	31
Interest expense	296	261

Income before income tax expense	40,648	44,635
Income tax expense	17,305	16,865

Net income	$23,343	$27,770

Income per weighted-average common share
Basic	$0.87	$1.04
Diluted	$0.85	$1.02

Weighted-average common shares used in calculations
Basic	26,786	26,782
Potentially dilutive securities	580	491

Diluted	27,366	27,273

Dividends declared per common share outstanding	$0.20	$0.20

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$7,053	$9,963	$23,343	$27,770
Other comprehensive income (loss)

Foreign currency translation adjustment	(367)	(664)	(297)	(271)

Retirement liabilities:
Amortization of net actuarial loss included in net periodic cost	622	523	1,245	1,050

Retirement liabilities - before tax	622	523	1,245	1,050
Income tax expense	(246)	(205)	(493)	(410)

Retirement liabilities - after tax	376	318	752	640

Other comprehensive income (loss), net of tax	9	(346)	455	369

Comprehensive income	$7,062	$9,617	$23,798	$28,139

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Consolidated Statements of Cash Flows

(In thousands and unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$23,343	$27,770
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	12,242	14,137
Amortization of other intangible assets	1,224	1,220
Loss on asset disposals and impairments of property and equipment	956	733
Deferred income taxes	513	(1,687)
Equity in net income of affiliate	(3,108)	(3,035)
Distributions from affiliate	1,675	4,300
Bad debt expense	557	860
Non-cash share-based compensation	3,903	4,377

Changes in operating assets and liabilities
Trade accounts receivable	(3,308)	722
Prepaid expenses and other assets	(4,604)	(548)
Accounts payable	3,428	(1,319)
Accrued expenses and other current liabilities	(15,015)	(10,770)
Deferred revenue	12,499	15,227
Noncurrent liabilities	420	1,667

Net cash provided by operating activities	34,725	53,654

Cash flows from investing activities
Additions to property and equipment	(9,790)	(10,627)

Net cash used in investing activities	(9,790)	(10,627)

Cash flows from financing activities
Proceeds from stock option exercises and stock purchase plan	5,187	3,311
Stock repurchases	—	(50,025)
Dividends paid to stockholders	(2,676)	(5,454)
Excess tax benefits realized from share-based awards	1,261	554

Net cash provided by (used in) financing activities	3,772	(51,614)

Effect of exchange rate changes on cash and cash equivalents	(111)	(55)

Net change in cash and cash equivalents	28,596	(8,642)
Cash and cash equivalents at beginning of period	66,469	19,715

Cash and cash equivalents at end of period	$95,065	$11,073

See accompanying notes to consolidated financial statements.

ARBITRON INC.

Notes to Consolidated Financial Statements

June 30, 2013

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

Consolidation

The consolidated financial statements of Arbitron for the six-month period ended June 30, 2013, reflect the consolidated financial position, results of operations and cash flows of the Company and its wholly-owned subsidiaries: Arbitron Holdings Inc., Arbitron Mobile Oy, Astro West LLC, Cardinal North LLC, Ceridian Infotech (India) Private Limited, Arbitron International, LLC, and Arbitron Technology Services India Private Limited. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has one segment which meets the quantitative thresholds for being a reportable segment.

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

Comprehensive Income Presentation. In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), to require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for the Company beginning with interim and annual periods ended during 2013. The Company has adopted this guidance and disclosed the appropriate information within the consolidated financial statements and notes to the financial statements for the periods presented.

3.	Pending Merger with Nielsen Holdings N.V.

On December 17, 2012, the Company entered into an Agreement and Plan of Merger, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of January 25, 2013, with Nielsen Holdings N.V. (“Nielsen”) and TNC Sub I Corporation, a Delaware corporation and an indirect wholly-owned subsidiary of Nielsen (“Merger Sub”), pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with and into the Company (the “Merger”) with Arbitron surviving as an indirect wholly-owned subsidiary of Nielsen. The transaction has been approved by the boards of both companies. On April 16, 2013, the Company’s shareholders approved the adoption of the Merger. The Merger remains subject to certain regulatory approvals, including expiration of the Hart-Scott-Rodino antitrust waiting period, and customary closing conditions. The Company recognized $9.4 million in selling, general, and administrative expense for consulting and legal services received in association with the Merger during the six-month period ended June 30, 2013. For additional information regarding the business risks associated with pursuing the Merger, see Item 1A. Risk Factors — Risk Factors Relating to the Merger, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

4.	Stockholders’ Equity

Changes in stockholders’ equity for the six-month period ended June 30, 2013, were as follows (in thousands):

					Accumulated
					Other	Total
	Shares	Common	Treasury	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Stock	Earnings	Loss	Equity

Balance as of December 31, 2012	26,624	$16,169	$(2,857)	$156,530	$(16,433)	$153,409

Net income	—	—	—	23,343	—	23,343

Common stock issued from treasury stock	298	—	149	3,747	—	3,896

Excess tax benefits from share-based awards	—	—	—	1,261	—	1,261

Non-cash share-based compensation	—	—	—	3,903	—	3,903

Dividends declared	—	—	—	(5,367)	—	(5,367)

Other comprehensive income	—	—	—	—	455	455

Balance as of June 30, 2013	26,922	$16,169	$(2,708)	$183,417	$(15,978)	$180,900

A quarterly cash dividend of $0.10 per common share was paid to stockholders on July 1, 2013.

5.	Net Income per Weighted-Average Common Share

The computations of basic and diluted net income per weighted-average common share for the six-month periods ended June 30, 2013, and 2012, are based on the Company’s weighted-average shares of common stock and potentially dilutive securities outstanding. Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes the proceeds from the exercise of all dilutive stock options are used to repurchase the Company’s common stock at the average market price for the period.

As of June 30, 2013, and 2012, there were stock options to purchase 1,469,890 shares, and 2,012,378 shares of the Company’s common stock outstanding, respectively, of which stock options to purchase 148,426 shares, and 1,295,172 shares of the Company’s common stock, respectively, were excluded from the computation of the diluted net income per weighted-average common share for the six-month periods ended June 30, 2013, and 2012, respectively, either because the stock options’ exercise prices were greater than the average market price of the Company’s common shares or assumed repurchases from proceeds from the stock options’ exercise were antidilutive.

6.	Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss for the three- and six-month periods ended June 30, 2013, and 2012, were as follows (in thousands):

	Three Months Ended June 30, 2013				Three Months Ended June 30, 2012
	Foreign currency items	Retirement plan items		Total	Foreign currency items	Retirement plan items		Total
Beginning balance	$(2,168)	$(13,819)		$(15,987)	$(1,755)	$(13,131)		$(14,886)

Other comprehensive income before reclassification adjustments	(367)	—		(367)	(664)	—		(664)

Amounts reclassified from accumulated other comprehensive loss	—	376	{a}	376	—	318	{a}	318

Net current period other comprehensive income	(367)	376		9	(664)	318		(346)

Ending balance	$(2,535)	$(13,443)		$(15,978)	$(2,419)	$(12,813)		$(15,232)

	Six Months Ended June 30, 2013				Six Months Ended June 30, 2012
	Foreign currency items	Retirement plan items		Total	Foreign currency items	Retirement plan items		Total
Beginning balance	$(2,238)	$(14,195)		$(16,433)	$(2,148)	$(13,453)		$(15,601)

Other comprehensive income before reclassification adjustments	(297)	—		(297)	(271)	—		(271)

Amounts reclassified from accumulated other comprehensive loss	—	752	{a}	752	—	640	{a}	640

Net current period other comprehensive income	(297)	752		455	(271)	640		369

Ending balance	$(2,535)	$(13,443)		$(15,978)	$(2,419)	$(12,813)		$(15,232)

All amounts are net of tax. Amounts in parentheses indicate debits.

{a}	These components were reclassified, gross of tax, as part of net periodic cost associated with the amortization of the actuarial loss related to the Company’s benefit plan obligations. See Note 7 for additional details.

7.	Retirement Plans

Certain of the Company’s United States employees participate in a defined-benefit pension plan that closed to new participants effective January 1, 1995. The Company has a nonqualified, unfunded supplemental retirement plan, as well as a postretirement healthcare plan for eligible retired employees who participate in the pension plan and were hired before January 1, 1992. The components of periodic benefit costs for the defined-benefit pension, postretirement healthcare and supplemental retirement plans were as follows for the three- and six-month periods ended June 30, 2013, and 2012 (in thousands):

	Defined-Benefit		Postretirement Healthcare		Supplemental
	Pension Plan		Plan		Retirement Plan
	Three Months		Three Months		Three Months
	Ended June 30,		Ended June 30,		Ended June 30,
	2013	2012	2013	2012	2013	2012

Service cost	$254	$216	$10	$10	$13	$8
Interest cost	471	477	14	18	40	40
Expected return on plan assets	(559)	(509)	—	—	—	—
Amortization of net actuarial loss {a}	564	470	2	5	56	48

Net periodic benefit cost	$730	$654	$26	$33	$109	$96

	Defined-Benefit		Postretirement Healthcare		Supplemental
	Pension Plan		Plan		Retirement Plan
	Six Months		Six Months		Six Months
	Ended June 30		Ended June 30		Ended June 30
	2013	2012	2013	2012	2013	2012

Service cost	$508	$431	$19	$18	$25	$15
Interest cost	941	953	29	36	79	80
Expected return on plan assets	(1,118)	(1,018)	—	—	—	—
Amortization of net actuarial loss {a}	1,128	943	4	11	113	96

Net periodic benefit cost	$1,459	$1,309	$52	$65	$217	$191

{a}	The total amount of amortization of net actuarial loss for all retirement plans was $622 and $523 for the three-month periods ended June 30, 2013, and 2012, respectively, and $1,245 and $1,050 for the six-month periods ended June 30, 2013, and 2012, respectively.

8.	Arbitron Mobile Contingent Consideration

On July 28, 2011, a wholly-owned subsidiary of the Company acquired Zokem Oy, which is now being consolidated as Arbitron Mobile. The purchase price was $10.6 million in cash plus a contingent consideration arrangement. The contingent consideration arrangement provides for possible additional cash payments to be made by the Company to the former Zokem Oy shareholders through 2015 of up to $12.0 million, which are contingent upon Arbitron Mobile reaching certain financial performance targets in the future. The Company periodically reassesses the fair value of the contingent consideration by applying the income approach method. The key assumptions used in the fair value valuation include a probability-weighted range of performance targets for the four-year measurement period of 2012 through 2015 and an adjusted discount rate. As of both June 30, 2013 and December 31, 2012, the Company’s fair value estimate of the contingent consideration was $0.6 million, which is recorded as a portion of noncurrent liabilities on the Company’s consolidated balance sheet.

9.	Taxes

The effective tax rate increased to 42.6% for the six-month period ended June 30, 2013, from 37.8% for the six-month period ended June 30, 2012. This increase for the six-month period ended June 30, 2013, as compared to the same period of 2012, resulted primarily from certain nondeductible transaction costs anticipated during 2013 in relation to the pending Merger.

During the six-month period ended June 30, 2013, the Company’s unrecognized tax benefits for certain tax contingencies decreased from $1.3 million as of December 31, 2012, to $1.2 million as of June 30, 2013. The decrease is primarily attributable to the settlement of various state income tax audits. If recognized, the $1.2 million in unrecognized tax benefits would reduce the Company’s effective tax rate in future periods. Income taxes paid for the six-month periods ended June 30, 2013 and 2012, were $21.7 million and $19.0 million, respectively.

10.	Share-Based Compensation

The following table sets forth information with regard to the income statement recognition of share-based compensation for the three- and six-month periods ended June 30, 2013, and 2012 (in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Cost of revenue	$194	$97	$249	$243
Selling, general and administrative	1,345	2,018	3,464	3,940
Research and development	115	94	190	194

Share-based compensation	$1,654	$2,209	$3,903	$4,377

No share-based compensation cost was capitalized during the six-month periods ended June 30, 2013, and 2012.

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

For the three-month period ended June 30, 2013, no stock options were granted. For the three-month period ended June 30, 2012, the number of stock options granted was 12,511, and the weighted-average exercise price for those stock options granted was $35.46.

For the six-month period ended June 30, 2013, no stock options were granted. For the six-month period ended June 30, 2012, the number of stock options granted was 106,466, and the weighted-average exercise price for those stock options granted was $34.06.

As of June 30, 2013, there was $2.1 million in total unrecognized compensation cost related to unvested stock options. This aggregate unrecognized cost is expected to be recognized over a weighted-average remaining period of 1.7 years. The weighted-average exercise price and weighted-average remaining contractual term for outstanding stock options as of June 30, 2013, were $33.49 and 5.6 years, respectively.

Service and Performance Award Units

Service award units. The Company granted service award units under the 2008 Plan to certain employees. These employee service award units (i) were issued at the fair market value of the Company’s common stock on the date of grant, (ii) generally vest in equal annual installments over four years beginning on the first anniversary date of the grant, except for service award units granted to the Company’s executives since December 30, 2012, which vest in 12 equal quarterly installments following the date of the grant for the CEO and 16 equal quarterly installments following the date of grant for the Company’s other executives, and (iii) for any unvested units, expire without vesting if the employee is no longer employed by the Company.

For 2013 and 2012, the Board members had the right to elect to receive all or a portion of their annual compensation as Board service award units. These Board service award units (i) were issued at the fair market value of the Company’s common stock on the date of grant, and (ii) vest completely on the first anniversary date of the grant.

Compensation expense for service award units is recognized on a straight-line basis over the vesting period using the fair market value of the Company’s common stock on the date of grant. As of June 30, 2013, there was $7.6 million of total unrecognized compensation cost related to unvested service award units granted to certain Board members and employees. This aggregate unrecognized cost for service award units is expected to be recognized over a weighted-average period of approximately 3.2 years.

Additional information for the three- and six-month periods ended June 30, 2013, and 2012, is noted in the following table (dollars in thousands, except per share amounts):

Total Service Award Units Granted to Board and Employees	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Number of service award units granted during the period	6,408	10,223	121,113	10,223

Weighted average grant-date fair value per share granted during the period	$46.82	$35.46	$46.80	$35.46

Fair value of service award shares vested during the period	$2,104	$1,292	$2,497	$1,740

Performance award units. During the six-month period ended June 30, 2013, the Company did not grant any performance award units. During the six-month period ended June 30, 2012, the Company granted performance award units under the 2008 Plan. These performance award units (i) were issued at the fair market value of the Company’s common stock on the date of grant, (ii) will vest in four equal annual installments beginning with the first anniversary date of the grant, and (iii) for any unvested units, expire without vesting if the recipient is no longer employed by the Company. The performance goal for these performance award units was met.

Compensation expense for performance award units is recognized (i) using the fair market value of the Company’s common stock on the date of grant, and (ii) on a graded basis, which is accelerated as compared to a straight-line expense attribution method. As of June 30, 2013, there was $0.8 million of total unrecognized compensation cost related to unvested performance award units. This aggregate unrecognized cost is expected to be recognized over a weighted-average period of 2.1 years.

Additional information for the three- and six-month periods ended June 30, 2013, and 2012, is noted in the following table (dollars in thousands, except per share amounts):

Total Performance Award Units Granted	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Number of performance award units granted during the period	—	—	—	34,229

Weighted average grant-date fair value per share granted during the period	—	—	—	$33.87

Fair value of performance award shares vested during the period	$422	$325	$1,508	$847

Deferred Stock Units

Board DSUs. The Company issues deferred stock units to its Board of Directors (“Board DSUs”) under the 2008 Plan. These Board DSUs (i) were issued at the fair market value of the Company’s common stock on the date of grant and (ii) if vested, will be convertible to shares of the Company’s common stock subsequent to termination of service as a director. For 2013 and 2012, the Board members had the right to elect to receive all or a portion of their annual compensation as Board DSUs that vest completely on the first anniversary date of the grant. For 2011 and 2010, annual grants were issued to the Board as Board DSUs that vest annually in three equal installments over three-year periods.

During the six-month period ended June 30, 2012, the Board members had the right to elect to receive all or a portion of their retainer and meeting attendance fees as Board DSUs, which vest immediately. Board DSUs are only granted to nonemployee Directors. Board DSUs also include dividend equivalent DSUs, which vest immediately upon the date of grant.

Compensation expense for Board DSUs is recognized on a straight-line basis over the vesting period using the fair market value of the Company’s common stock on the date of grant. As of June 30, 2013, there was $0.9 million of total unrecognized compensation cost related to Board DSUs granted to nonemployee directors. This aggregate unrecognized cost is expected to be recognized over the weighted-average period of less than 1.0 year.

Former CEO DSUs. Prior to 2013, the Company granted deferred stock unit awards under the 2008 Plan to its then current CEO (“Former CEO DSUs”), whose employment with the Company ended during the first quarter of 2013. These Former CEO DSUs (i) were granted at the fair market value of the Company’s stock on the date of grant, (ii) generally vest annually over a four-year period on each anniversary date of the grant, (iii) provide for accelerated vesting upon termination without cause or the former CEO’s retirement as defined in his employment agreement, and (iv) are convertible into shares of the Company’s common stock, following the holder’s termination of employment, in accordance with the former CEO’s employment agreement. As of June 30, 2013, there was no unrecognized compensation cost related to these Former CEO DSUs.

Additional information related to both Board DSUs and Former CEO DSUs for the three- and six-month periods ended June 30, 2013, and 2012, is noted in the following table (dollars in thousands, except per share amounts):

Board DSUs and Former CEO DSUs	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Number of shares granted during the period	15,410	21,179	16,181	82,798

Number of DSUs converted to common stock shares during the period	—	—	47,189	—

Weighted-average grant date fair value per share granted during the period	$46.82	$35.41	$46.83	$34.31

Fair value of shares vested during the period	$1,221	$554	$1,328	$1,624

11.	Concentration Risk

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

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Quantitative radio audience ratings service and related software licensing revenue	81%	82%	88%	89%

The Company had one customer that individually represented approximately 19% of its revenue for the six-month period ended June 30, 2013. The Company had two customers that individually represented approximately 22%, and 20% of its total accounts receivable balance as of June 30, 2013, and one customer that individually represented approximately 26% of its total accounts receivable balance as of December 31, 2012. The Company has historically experienced a high level of contract renewals.

12.	Stock Repurchases

On February 9, 2012, the Company’s Board of Directors authorized a program to repurchase up to $100.0 million in shares of the Company’s outstanding common stock through either periodic open-market or private transactions, in accordance with applicable insider trading and other securities laws and regulations, at then-prevailing market prices over a period of up to two years ending February 9, 2014. As of June 30, 2013, the Company had repurchased 1,372,853 shares of its outstanding common stock under this program for approximately $50.0 million, which were repurchased during the six-month period ended June 30, 2012. No shares of the Company’s common stock were repurchased during the six-month period ended June 30, 2013.

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

We have commercialized our Arbitron Portable People Meter™ (“PPM®”) ratings service in 48 of the largest United States radio markets. We may choose to commercialize our PPM ratings service in additional markets in the future. We refer to each of the 48 United States radio markets in which we have commercialized our PPM service as a “PPM Market” and collectively, as the “PPM Markets.”

Historically, our quantitative radio ratings services and related software have accounted for a substantial majority of our revenue. For the six-month periods ended June 30, 2013, and 2012, our quantitative radio ratings services and related software accounted for approximately 88% and 89% of our revenue, respectively. Approximately 78% of our total revenue for the six-month period ended June 30, 2013, was derived from local radio ratings services, of which approximately 73% was from our PPM Markets and 27% was from our Diary markets.

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

While we expect our quantitative radio ratings services and related software licensing will account for the majority of our revenue for the foreseeable future, we continue to seek opportunities to diversify our revenue base by, among other things, leveraging the investment we have made in our PPM technology.

With the commercialization of our PPM ratings service complete in 48 of the largest U.S. radio markets, our current performance is impacted by our ability, and the costs required, to address a variety of challenges and opportunities in the markets and industries we serve. See “— Quality Improvement Initiatives” below. Protecting and supporting our existing customer base, and ensuring our services are competitive from a price, quality, and service perspective are critical components to these overall goals, although there can be no guarantee we will be successful in our efforts.

Pending Merger with Nielsen

On December 17, 2012, Nielsen, a leading global provider of information and insights into what consumers watch and buy, entered into an agreement to acquire Arbitron. For additional information regarding the pending merger with Nielsen, see Note 3 to the Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Quality Improvement Initiatives

Challenges. In an effort to address the challenges of maintaining or improving response rates and sample proportionality, we established internal benchmarks we strive to achieve for both of these sample quality measures and have instituted a number of methodological enhancements, including cell phone household recruiting, targeted in-person recruiting, and address-based sampling. It is more expensive for us to recruit cell phone households and to conduct targeted in-person recruiting and address-based sampling. Because we intend to continue to increase the number of cell phone households in our samples and the level of address-based and targeted in-person recruiting, we expect the expenditures required to support these methods will be material. We currently anticipate the aggregate cost of cell phone household recruitment for the PPM and Diary services, and address-based and targeted in-person recruiting for the PPM service will be approximately $20.0 million in 2013, as compared to $18.0 million in 2012.

Portable People Meter Service. In operating our PPM ratings service, we have experienced and expect to continue to experience challenges, including those related to response rates and sample proportionality as described above. We expect to continue to implement additional measures to address these challenges. Since launching our PPM ratings service, we have implemented a number of initiatives and announced additional initiatives. We believe these steps reflect our commitment to ongoing improvement and our responsiveness to feedback from customers and governmental entities. We believe these commitments and enhancements are consistent with our efforts to continuously improve our radio ratings services and to obtain and maintain MRC accreditation. We expect these initiatives will likely continue to require expenditures that will be material in the aggregate.

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

Concentration of Customers

We have a number of key customers who license our ratings services and related software. For example, during the six-month period ended June 30, 2013, Clear Channel represented approximately 19% of our total revenue. Additionally, the amount of revenue associated with customer contracts expiring over the next two years is larger, as compared to recent historical average annual renewal levels. If one or more key customers do not renew all or part of their contracts as they expire, we could experience a significant decrease in our operating results.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are both important to the presentation of our financial position or results of operations, and require our most difficult, complex or subjective judgments.

Software development costs. We capitalize software development costs with respect to significant internal use software initiatives or enhancements from the time the preliminary project stage is completed and management considers it probable the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are amortized over periods of three to five years. We perform an assessment quarterly to determine if it is probable all capitalized software will be used to perform its intended function. If an impairment exists, the software cost is written down to estimated fair value. As of June 30, 2013, and December 31, 2012, our capitalized software developed for internal use had carrying amounts of $26.6 million and $27.2 million, respectively, including $9.7 million and $9.9 million, respectively, of software related to the PPM service.

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

Contingent consideration. The agreement governing the 2011 acquisition of Zokem Oy, now Arbitron Mobile Oy (“Arbitron Mobile”), provides for possible additional cash payments to be made by us to the former Zokem Oy shareholders through 2015 of up to $12.0 million, contingent upon Arbitron Mobile reaching certain financial performance targets in the future. We periodically estimate the fair value of the contingent consideration and any change in fair value will be recognized in our consolidated financial results of operations. The estimate of the fair value of contingent consideration requires subjective assumptions to be made of future operating results. As of both June 30, 2013 and December 31, 2012, the Company’s fair value estimate of the contingent consideration was $0.6 million. For further information regarding our contingent consideration, see Note 8 in the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the Three Months Ended June 30, 2013 to the Three Months Ended June 30, 2012

The following table sets forth information with respect to our consolidated statements of income:

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Increase (Decrease)		Percentage of Revenue
	2013	2012	Dollars	Percent	2013	2012
Revenue	$107,410	$104,407	$3,003	2.9%	100.0%	100.0%

Costs and expenses
Cost of revenue	65,323	63,205	2,118	3.4%	60.8%	60.5%
Selling, general and administrative	24,547	20,701	3,846	18.6%	22.9%	19.8%
Research and development	10,117	9,896	221	2.2%	9.4%	9.5%

Total costs and expenses	99,987	93,802	6,185	6.6%	93.1%	89.8%

Operating income	7,423	10,605	(3,182)	(30.0%)	6.9%	10.2%
Equity in net income of affiliate	5,495	5,391	104	1.9%	5.1%	5.2%

Income before interest and tax expense	12,918	15,996	(3,078)	(19.2%)	12.0%	15.3%
Interest income	20	11	9	81.8%	0.0%	0.0%
Interest expense	131	132	(1)	(0.8%)	0.1%	0.1%

Income before income tax expense	12,807	15,875	(3,068)	(19.3%)	11.9%	15.2%
Income tax expense	5,754	5,912	(158)	(2.7%)	5.4%	5.7%

Net income	$7,053	$9,963	$(2,910)	(29.2%)	6.6%	9.5%

Income per weighted average common share
Basic	$0.26	$0.38	$(0.12)	(31.6%)

Diluted	$0.26	$0.37	$(0.11)	(29.7%)

Cash dividends declared per common share	$0.10	$0.10	$—	—

Other data:
EBIT (1)	$12,918	$15,996	$(3,078)	(19.2%)
EBITDA (1)	$19,665	$23,610	$(3,945)	(16.7%)
EBIT Margin (1)	12.0%	15.3%
EBITDA Margin (1)	18.3%	22.6%

EBIT and EBITDA Reconciliation (1)
Net income	$7,053	$9,963	$(2,910)	(29.2%)
Income tax expense	5,754	5,912	(158)	(2.7%)
Interest income	(20)	(11)	9	81.8%
Interest expense	131	132	(1)	(0.8%)

EBIT (1)	12,918	15,996	(3,078)	(19.2%)
Depreciation and amortization	6,747	7,614	(867)	(11.4%)

EBITDA (1)	$19,665	$23,610	$(3,945)	(16.7%)

Certain percentage amounts may not total due to rounding.

(1)	EBIT (earnings before interest and income taxes), EBIT Margin (EBIT divided by revenue), EBITDA (earnings before interest, income taxes, depreciation and amortization), and EBITDA Margin (EBITDA divided by revenue) are non-GAAP financial measures we believe are useful to investors in evaluating our results. See “— EBIT and EBITDA” below for further discussion of these non-GAAP financial measures.

Revenue. Revenue increased by 2.9% or $3.0 million for the three-month period ended June 30, 2013, as compared to the same period in 2012, due primarily to price escalators associated with our PPM ratings service.

Cost of Revenue. Cost of revenue increased by 3.4% or $2.1 million for the three-month period ended June 30, 2013, as compared to the same period in 2012. Cost of revenue increased primarily due to a $0.9 million increase related to our computer center operations, and a $0.6 million increase associated with the ongoing building and support of our Arbitron Mobile service panel for the three-month period ended June 30, 2013, as compared to the same period in 2012.

Selling, General, and Administrative. Selling, general, and administrative expense increased by 18.6% or $3.8 million for the three-month period ended June 30, 2013, as compared to the same period in 2012. Selling, general, and administrative costs increased primarily due to $6.1 million of consulting and legal expenses related to the pending merger with Nielsen incurred during the three-month period ended June 30, 2013, and a $0.6 million increase in short-term employee incentive compensation, partially offset by $0.8 million of executive separation costs incurred during the second quarter of 2012, a $0.8 million decrease in Arbitron Mobile-related expenses (including $0.4 million in favorable foreign currency translation adjustments) and a $0.7 million decrease in share-based compensation for the three-month period ended June 30, 2013, as compared to the same period in 2012.

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

EBIT and EBITDA decreased by $3.1 million and $3.9 million, respectively, for the three-month period ended June 30, 2013, as compared to 2012, primarily due to consulting and legal expenses incurred in association with the pending merger with Nielsen.

Comparison of the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012

The following table sets forth information with respect to our consolidated statements of income:

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,		Increase (Decrease)		Percentage of Revenue
	2013	2012	Dollars	Percent	2013	2012
Revenue	$219,194	$210,801	$8,393	4.0%	100.0%	100.0%

Costs and expenses
Cost of revenue	114,924	110,653	4,271	3.9%	52.4%	52.5%
Selling, general and administrative	47,045	38,704	8,341	21.6%	21.5%	18.4%
Research and development	19,431	19,614	(183)	(0.9%)	8.9%	9.3%

Total costs and expenses	181,400	168,971	12,429	7.4%	82.8%	80.2%

Operating income	37,794	41,830	(4,036)	(9.6%)	17.2%	19.8%
Equity in net income of affiliate	3,108	3,035	73	2.4%	1.4%	1.4%

Income before interest and tax expense	40,902	44,865	(3,963)	(8.8%)	18.7%	21.3%
Interest income	42	31	11	35.5%	0.0%	0.0%
Interest expense	296	261	35	13.4%	0.1%	0.1%

Income before income tax expense	40,648	44,635	(3,987)	(8.9%)	18.5%	21.2%
Income tax expense	17,305	16,865	440	2.6%	7.9%	8.0%

Net income	$23,343	$27,770	$(4,427)	(15.9%)	10.6%	13.2%

Income per weighted average common share
Basic	$0.87	$1.04	$(0.17)	(16.3%)

Diluted	$0.85	$1.02	$(0.17)	(16.7%)

Cash dividends declared per common share	$0.20	$0.20	$—	—

Other data:
EBIT (1)	$40,902	$44,865	$(3,963)	(8.8%)
EBITDA (1)	$54,368	$60,222	$(5,854)	(9.7%)
EBIT Margin (1)	18.7%	21.3%
EBITDA Margin (1)	24.8%	28.6%

EBIT and EBITDA Reconciliation (1)
Net income	$23,343	$27,770	$(4,427)	(15.9%)
Income tax expense	17,305	16,865	440	2.6%
Interest income	(42)	(31)	11	35.5%
Interest expense	296	261	35	13.4%

EBIT (1)	40,902	44,865	(3,963)	(8.8%)
Depreciation and amortization	13,466	15,357	(1,891)	(12.3%)

EBITDA (1)	$54,368	$60,222	$(5,854)	(9.7%)

Certain percentage amounts may not total due to rounding.

(1)	EBIT (earnings before interest and income taxes), EBIT Margin (EBIT divided by revenue), EBITDA (earnings before interest, income taxes, depreciation and amortization), and EBITDA Margin (EBITDA divided by revenue) are non-GAAP financial measures we believe are useful to investors in evaluating our results. See “— EBIT and EBITDA” below for further discussion of these non-GAAP financial measures.

Revenue. Revenue increased by 4.0% or $8.4 million for the six-month period ended June 30, 2013, as compared to the same period in 2012, due primarily to a $5.8 million increase associated with our PPM-based ratings service, a $0.8 million increase in our Scarborough qualitative service revenue, and a $0.8 million increase associated with our PPM International revenue.

Cost of Revenue. Cost of revenue increased by 3.9% or $4.3 million for the six-month period ended June 30, 2013, as compared to the same period in 2012. Cost of revenue increased primarily due to a $1.8 million increase associated with the ongoing building and support of our Arbitron Mobile service panel, a $1.1 million increase in aggregate costs associated with address-based sampling, in-person recruiting, and cell-phone household recruiting, and a $0.7 million increase related to our computer center operations for the six-month period ended June 30, 2013, as compared to the same period in 2012.

Selling, General, and Administrative. Selling, general, and administrative expense increased by 21.6% or $8.3 million for the six-month period ended June 30, 2013, as compared to the same period in 2012. Selling, general, and administrative costs increased primarily due to $9.4 million of consulting and legal expenses related to the pending merger with Nielsen incurred during the six-month period ended June 30, 2013, and a $1.2 million increase in short-term employee incentive compensation, partially offset by a $0.8 million of executive separation costs incurred during the second quarter of 2012, a $0.7 million decrease in Arbitron Mobile-related expenses for the six-month period ended June 30, 2013, as compared to the same period in 2012.

Income Tax Expense. The effective tax rate increased to 42.6% for the six-month period ended June 30, 2013, from 37.8% for the six-month period ended June 30, 2012. This increase for the six-month period ended June 30, 2013, as compared to the same period of 2012, resulted primarily from certain nondeductible transaction costs anticipated during 2013 in relation to the pending merger with Nielsen.

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

EBIT and EBITDA decreased by $4.0 million and $5.9 million, respectively, for the six-month period ended June 30, 2013, as compared to 2012, primarily due to consulting and legal expenses incurred in association with the pending merger with Nielsen.

Liquidity and Capital Resources

	As of June 30, 2013	As of December 31, 2012	Change
Cash and cash equivalents	$95,065	$66,469	$28,596
Working capital	$82,706	$53,900	$28,806
Working capital, excluding deferred revenue which does not require a significant additional cash outlay	$133,702	$92,397	$41,305
Total debt	$—	$—	$—

We have historically relied upon our cash flow from operations, supplemented by borrowings under our available revolving credit facility as needed, to fund our dividends, common stock repurchases, capital expenditures, and contractual obligations. We expect, based on current and anticipated levels of operating performance, our cash flow from operations, cash and cash equivalents, and availability under our Credit Facility will be sufficient to support our operations, as well as any expected costs to be incurred in association with completing the pending merger with Nielsen for the next 12 to 24 months. See “— Credit Facility” below for further discussion of the relevant terms and covenants.

Cash flow from operating activities. For the six-month period ended June 30, 2013, the net cash provided by operating activities was $34.7 million, which was primarily due to $54.4 million of EBITDA, increased by $3.9 million of non-cash share-based compensation, partially offset by $21.7 million in income taxes paid.

Net cash provided by operating activities also included a $12.5 million increase in deferred revenues resulting from an increase in contracted billings in advance of the delivery of our ratings services as of June 30, 2013, as compared to December 31, 2012. These positive operating activities were offset by a $13.0 million decrease in payroll, bonus, and benefit accruals, which included the payment of the 2012 incentive bonus during the first quarter of 2013.

EBITDA is discussed and reconciled to net income in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Cash flow from investing activities. Net cash used in investing activities for the six-month periods ended June 30, 2013, and 2012, was $9.8 million and $10.6 million, respectively. This $0.8 million decrease in cash used in investing activities was primarily due to a $0.8 million decrease in internally developed and purchased software capital expenditures.

Cash flow from financing activities. Net cash provided by financing activities for the six-month period ended June 30, 2013, was $3.8 million. Net cash used in financing activities for the six-month period ended June 30, 2012 was $51.6 million. During the six-month period ended June 30, 2013, we had no repurchases of our common stock. During the six-month period ended June 30, 2012, we repurchased $50.0 million of our common stock. During the six-month period ended June 30, 2013, as compared to the same period in 2012, there was a $2.8 million decrease in dividends paid, which resulted from the fourth quarter of 2012 dividend being paid in December 2012, rather than in January 2013. In addition, there was a $1.9 million increase in proceeds from stock option exercises and stock purchase plans for the six-month period ended June 30, 2013, due to an increase in our average common stock price, as compared to the same period of 2012.

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

Our Credit Facility contains financial terms, covenants and operating restrictions that potentially restrict our financial flexibility. The material debt covenants under our Credit Facility include both a maximum leverage ratio and a minimum interest coverage ratio. The leverage ratio is a non-GAAP financial measure equal to the amount of our consolidated total indebtedness, as defined in our Credit Facility, divided by a contractually defined adjusted Earnings Before Interest, Taxes, Depreciation and Amortization and non-cash compensation (“Consolidated EBITDA”) for the trailing four-quarter period. The interest coverage ratio is a non-GAAP financial measure equal to Consolidated EBITDA divided by total interest expense. Both ratios are designed as measures of our ability to meet current and future debt obligations. The following table presents the actual ratios and their threshold limits as defined by the Credit Facility as of June 30, 2013:

Covenant	Threshold	Actual

Maximum leverage ratio	3.25	0.00

Minimum interest coverage ratio	3.00	214.0

As of June 30, 2013, based upon these financial covenants, there was no default or limit on our ability to borrow the unused portion of our Credit Facility.

Our Credit Facility contains customary events of default, including nonpayment and breach covenants. In the event of default, repayment of borrowings under the Credit Facility could be accelerated. Our Credit Facility also contains cross default provisions whereby a default on any material indebtedness, as defined in the Credit Facility, could result in the acceleration of our outstanding debt and the termination of any unused commitment under the Credit Facility. The agreement potentially limits, among other things, our ability to sell assets, incur additional indebtedness, and grant or incur liens on our assets. Under the terms of the Credit Facility, all of our material domestic subsidiaries, if any, must guarantee the commitment. Currently, we do not have any material domestic subsidiaries as defined under the terms of the Credit Facility. Although we do not believe the terms of our Credit Facility limit the operation of our business in any material respect, the terms of the Credit Facility may restrict or prohibit our ability to raise additional debt when needed or could prevent us from investing in other growth initiatives. We have been in compliance with the terms of the Credit Facility since the inception of the agreement. As of July 23, 2013, we had no outstanding borrowings under the Credit Facility. Although there are no outstanding borrowings under the Credit Facility, we do incur interest expense for the following items: amortization of prepaid financing costs, administrative fees, commitment fees and letter of credit fees.

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

In November 2011, we entered into our Credit Facility with a consortium of lenders to provide us up to $150.0 million of financing. Interest on borrowings under the Credit Facility is calculated based on a floating rate for a duration of up to nine months, at which time the interest rate is reset based upon the LIBOR. As of June 30, 2013, we had no outstanding borrowings under the Credit Facility. Therefore, a hypothetical market interest rate change of 1% would have zero impact on our results of operations over a 12-month period. A hypothetical market interest rate change of 1% would have no impact on either the carrying amount or the fair value of the Credit Facility. We do not use derivatives for speculative or trading purposes.

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

As of June 30, 2013, we had $13.7 million in recorded intercompany balances on our Finnish and Indian subsidiary balance sheets, which are impacted by fluctuations in currency exchange rates. As the exchange rates increase or decrease, our intercompany balances will be exposed to translation adjustment charges and/or credits, which will be recognized in our financial results.

Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates at the end of the period except that revenue and expenses are translated at average current exchange rates during each reporting period. The translation adjustments are recorded in accumulated other comprehensive loss on our consolidated balance sheet until the net investment in such foreign subsidiaries is liquidated. As of June 30, 2013, the cumulative net currency translation adjustment recorded on our balance sheet reduced our shareholders’ equity by $2.5 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, in litigation and proceedings, including with governmental authorities, arising out of the ordinary course of business. Legal costs for services rendered in the course of these proceedings are charged to expense as they are incurred.

On January 24, 2013, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware (the “Court”) regarding the proposed Merger. The complaint (“Complaint”) was purportedly filed on behalf of the shareholders of the Company, and names as defendants, the Company, each of the Company’s directors, Merger Sub, and Nielsen. The Complaint alleged, among other things, that the Company’s directors breached their fiduciary duties by failing to maximize shareholder value in a proposed sale of the Company. The Complaint further alleged that the Company’s preliminary proxy statement failed to provide material information and provided materially misleading information relating to the Merger and that the Company and Nielsen aided and abetted the alleged breaches by the Company’s directors. The plaintiff sought, among other things, class action status, an injunction preventing the completion of the Merger (or, if the Merger were completed, rescinding the Merger or awarding rescissory damages), and the payment of attorneys’ fees and expenses.

On March 7, 2013, the parties to the litigation entered into a memorandum of understanding (the “MOU”) providing for a settlement, subject to court approval, of the action on behalf of the named plaintiff and a class of the shareholders affected by the transaction (the “Settlement”). As part of the MOU, all of the defendants denied all allegations of wrongdoing and denied that the disclosures made by the Company in the Company’s preliminary proxy statement on Schedule 14A as filed on January 18, 2013 were inadequate, but the Company agreed to provide certain additional disclosures in its definitive proxy statement relating to the Merger and to waive the “no-ask, no-waiver” provision in the existing confidentiality agreements. The Settlement will not affect the form or amount of consideration to be paid to the Company’s shareholders in the Merger. The Settlement was submitted to the Court of Chancery on July 17, 2013. The preliminary settlement has not yet been approved. If approved by the Court of Chancery, the Settlement will resolve all of the allegations and claims asserted by the plaintiff and the class against all defendants in connection with the Merger and will further provide for the release and settlement by the class of the Company’s shareholders of all claims against all of the defendants and their affiliates in connection with the Merger.

Counsel for the plaintiffs intends to seek a payment by the Company of attorneys’ fees and expenses in light of the Settlement. The Company has reserved the right to oppose plaintiffs’ motion. The settlement and the releases are final regardless of the outcome of this separate request.

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

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a – 14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a – 14(a)					*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

101+	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):

	(i) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012;					*

(ii) Condensed Consolidated Statement of Income for the Three and Six Months Ended June 30, 2013 and 2012;

(iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2012;

(iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012; and

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
Debra L. Delman
Executive Vice President, Chief Financial Officer (on behalf of the registrant and as the registrant’s principal financial and principal accounting officer)

Date: August 1, 2013